Form 10QSB
period 1995-03-31
1ST COMMUNITY BANCORP INC
filed 1995-05-12
CIK 803164

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the quarterly period ended March 31, 1995     Commission file number 33-9110
                               --------------                            -------

                         1st Community Bancorp, Inc.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Michigan                                    38-2659066
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

109 East Division, Sparta, Michigan 49345                   (616) 887-7366
- -----------------------------------------            ---------------------------
 (Address of principal executive offices)            (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---


As of March 31, 1995, the registrant had outstanding 405,760 shares of common stock having a par value of $10 per share.

                             INDEX TO FORM 10-QSB



                                                                                        Page #
                                                                                        ------
PART I, Item 1, Financial Statements

         Consolidated Balance Sheets (Unaudited)                                         1- 2

         Consolidated Statements of Income (Unaudited)                                   3- 4

         Consolidated Statement of Shareholders' Equity (Unaudited)                      5- 6

         Consolidated Statements of Cash Flows (Unaudited)                                  7

         Notes to the Consolidated Financial Statements (Unaudited)                      8-12

PART I, Item 2, Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                      13-20

PART II, Item 1, Legal Proceedings                                                      II- 1

PART II, Item 2, Changes in Securities                                                  II- 1

PART II, Item 3, Defaults Upon Senior Securities                                        II- 1

PART II, Item 4, Submission of Matters to a Vote of
     Security Holders                                                                   II- 1

PART II, Item 5, Other Information                                                      II- 1

PART II, Item 6, Exhibits and Reports on Form 8-K                                       II- 1

Signatures                                                                              II- 2

Index to Exhibits                                                                       II- 3


                          1ST COMMUNITY BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                     March 31, 1995 and December 31, 1994


                                                                                    March 31,           December 31,
                                                                                      1995                  1994
                                                                                  -------------         ------------
                                                                                              (Unaudited)
ASSETS
Cash and due from banks                                                           $  2,489,000          $  2,948,000

Securities available for sale (Note 2)                                              19,841,000            22,242,000

Securities held to maturity (fair value
    of $9,941,000 at March 31, 1995, and
    $7,949,000 at December 31, 1994) (Note 2)                                        9,961,000             8,168,000

Loans (Note 3)                                                                      70,804,000            69,410,000
Allowance for loan losses (Note 4)                                                  (1,056,000)           (1,039,000)
                                                                                  ------------          ------------

    Net loans                                                                       69,748,000            68,371,000

Premises and equipment - net                                                         2,530,000             2,510,000
Accrued interest receivable                                                            955,000               851,000
Other assets                                                                           968,000             1,047,000
                                                                                  ------------          ------------
         TOTAL ASSETS                                                             $106,492,000          $106,137,000
                                                                                  ============          ============





See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                      March 31, 1995 and December 31, 1994


                                                                                    March 31,           December 31,
                                                                                      1995                  1994
                                                                                  -------------         ------------
                                                                                          (Unaudited)
LIABILITIES
Deposits
    Demand                                                                        $ 10,420,000          $ 10,966,000
    Interest-bearing transaction accounts                                           26,761,000            28,287,000
    Savings                                                                          9,998,000            10,838,000
    Time                                                                            44,068,000            41,145,000
                                                                                  ------------          ------------
         Total deposits                                                             91,247,000            91,236,000

Federal funds purchased                                                                800,000             1,000,000
Accrued interest payable                                                               325,000               291,000
Other liabilities                                                                      761,000               734,000
                                                                                  ------------          ------------
         Total liabilities                                                          93,133,000            93,261,000

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
    authorized: 500,000; shares outstanding:
    405,760 (Note 8)                                                                 4,058,000             4,058,000
Surplus                                                                              4,111,000             4,111,000
Retained earnings                                                                    5,492,000             5,266,000
Net unrealized depreciation on securities
    available for sale, net of related tax benefit                                    (272,000)             (559,000)
Net unrealized depreciation on securities
    held to maturity, net of related tax benefit                                       (30,000)                    0
                                                                                  ------------          ------------

         Total shareholders' equity                                                 13,359,000            12,876,000
                                                                                  ------------          ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $106,492,000          $106,137,000
                                                                                  ============          ============





See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                      For the three months ended March 31,
                                  (Unaudited)



                                                                                             1995               1994
                                                                                          ----------         ----------
Interest income
    Loans, including fees                                                                 $1,582,000         $1,352,000
    Securities
         Taxable                                                                             325,000            338,000
         Nontaxable                                                                          142,000            142,000
    Other                                                                                      2,000              2,000
                                                                                          ----------         ----------
             Total interest income                                                         2,051,000          1,834,000
Interest expense
    Deposits                                                                                 863,000            757,000
    Other                                                                                     14,000             11,000
                                                                                          ----------         ----------
             Total interest expense                                                          877,000            768,000
                                                                                          ----------         ----------
Net interest income                                                                        1,174,000          1,066,000

Provision for loan losses                                                                     30,000             21,000
                                                                                          ----------         ----------
Net interest income after provision for
    loan losses                                                                            1,144,000          1,045,000

Other income
    Service charges on deposit accounts                                                       65,000             64,000
    Other service charges and fees                                                            31,000             28,000
    Net security gains                                                                             0              1,000
    Mortgage loan sales and servicing                                                         23,000             38,000
    Other income                                                                              37,000             26,000
                                                                                          ----------         ----------
             Total other income                                                              156,000            157,000





See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                      For the three months ended March 31,
                                  (Unaudited)



                                                                                             1995               1994
                                                                                          ----------         ----------
Other expenses
    Salaries and wages                                                                    $  352,000         $  335,000
    Pension and other employee benefits                                                       84,000             77,000
    Occupancy expense                                                                         50,000             43,000
    Furniture and equipment expense                                                           67,000             63,000
    Other expenses (Note 6)                                                                  296,000            290,000
                                                                                          ----------         ----------
             Total other expenses                                                            849,000            808,000
                                                                                          ----------         ----------
Income before income tax                                                                     451,000            394,000

Income tax expense (Note 7)                                                                  111,000             87,000
                                                                                          ----------         ----------
NET INCOME                                                                                $  340,000         $  307,000
                                                                                          ==========         ==========
Earnings per share (Note 1)                                                               $     0.84         $     0.76
                                                                                          ==========         ==========


See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                                                 Net Unrealized    Net Unrealized
                                                                                  Appreciation/     Appreciation
                                                                                 (Depreciation)    (Depreciation)
                                                                                 on Securities     on Securities
                                       Common                     Retained        Available           Held to
                                        Stock        Surplus      Earnings   . .  for Sale           Maturity           Total
                                     ----------    ----------    ----------      --------------    --------------    -----------
Balances at January 1, 1995          $4,058,000     $4,111,000    $5,266,000       $(559,000)        $      0        $12,876,000

   Net income for the period                  0              0       340,000               0                0            340,000

   Change in net unrealized
         (depreciation)/
         appreciation on
         securities available
         for sale, net of tax                 0              0             0         257,000                0            257,000

Reclassification of securities
   from available for sale to
   held to maturity                           0              0             0          30,000          (30,000)                 0

   Cash dividends ($.28 per
         common share)                        0              0      (114,000)              0                0           (114,000)
                                     ----------     ----------    ----------       ---------         --------        -----------

Balances at March 31, 1995           $4,058,000     $4,111,000    $5,492,000       $(272,000)        $(30,000)       $13,359,000
                                     ==========     ==========    ==========       ==========        ========        ===========





See accompanying notes to the consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

               For the three months ended March 31, 1995 and 1994
                                  (Unaudited)


                                                                                            Net Unrealized
                                                                                             Appreciation/
                                                                                            (Depreciation)
                                                                                             on Securities
                                       Common                              Retained            Available
                                        Stock            Surplus           Earnings   . .      for Sale                Total
                                     ----------        ----------         ----------        --------------          -----------
Balances at January 1, 1994          $3,246,000        $4,111,000         $5,304,000           $ 293,000            $12,954,000

    Net income for the period                 0                 0            307,000                   0                307,000

    Change in net unrealized
         (depreciation)/
         appreciation on
         securities available
         for sale, net of tax                 0                 0                  0            (274,000)              (274,000)

    Cash dividends ($.26 per
         common share)                        0                 0           (104,000)                  0               (104,000)
                                     ----------        ----------         ----------            --------            -----------

Balances at March 31, 1994           $3,246,000        $4,111,000         $5,507,000           $  19,000            $12,883,000
                                     ==========        ==========         ==========           =========            ===========

                          1ST COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,
                                  (Unaudited)

                                                                                       1995                  1994
                                                                                   ------------          ------------
Cash flows from operating activities
    Net income                                                                     $    340,000          $    307,000
    Adjustments to reconcile net income to net cash
         from operating activities
         Net gain on sale of securities                                                       0               ( 1,000)
         Net amortization on securities                                                  42,000                45,000
         Loans originated for sale                                                     (208,000)           (1,024,000)
         Proceeds from loan sales                                                       416,000            (1,583,000)
         Provision for loan losses                                                       30,000                21,000
         Depreciation                                                                    56,000                58,000
         Changes in:
             Interest receivable and other assets                                      (158,000)              (24,000)
             Interest payable and other liabilities                                      61,000               (23,000)
                                                                                   ------------          ------------
                 Net cash from operating activities                                     579,000               942,000

Cash flows from investing activities
    Securities available for sale:
         Proceeds from sales of securities                                                    0               984,000
         Proceeds from maturities of securities                                       1,260,000               796,000
         Purchase of securities                                                        (288,000)           (2,749,000)
    Securities held to maturity:
         Proceeds from maturities of securities                                         334,000               200,000
         Purchase of securities                                                        (350,000)             (570,000)
    Net customer loan activity                                                       (1,882,000)             (275,000)
    Loans sold                                                                          301,000                     0
    Loans purchased                                                                     (34,000)                    0
    Net expenditures for premises and equipment                                         (76,000)                    0
                                                                                   ------------          ------------
                 Net cash from investing activities                                    (735,000)           (1,614,000)

Cash flows from financing activities
    Net increase in deposits                                                             11,000             1,670,000
    Decrease in federal funds purchased                                                (200,000)             (600,000)
    Cash dividends paid                                                                (114,000)             (104,000)
                                                                                   ------------          ------------
                 Net cash from financing activities                                    (303,000)              966,000
                                                                                   ------------          ------------
Net change in cash and cash equivalents                                                (459,000)              294,000

Cash and cash equivalents at beginning of period                                      2,948,000             2,071,000
                                                                                   ------------          ------------
Cash and cash equivalents at end of period                                         $  2,489,000          $  2,365,000
                                                                                   ============          ============
Supplemental disclosure of cash flow information
    Cash paid during the year for:
         Interest                                                                  $    843,000          $    781,000
         Income taxes                                                              $          0          $          0

    Securities with an amortized cost of $1,840,000 and a fair value of $1,795,000 were reclassified from available for sale to held to maturity on February 16, 1995.

See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of the Registrant and its wholly-owned subsidiary, Sparta State Bank, after elimination of significant inter-company transactions and accounts. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 1995 and December 31, 1994, the Consolidated Statements of Income for the three month periods ended March 31, 1995, and March 31, 1994, and the Consolidated Statements of Shareholders' Equity and Cash Flows for the three month periods ended March 31, 1995, and March 31, 1994. Operating results for the three months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 1994.

Stock Dividend and Earnings and Cash Dividends Per Share
On April 13, 1994, the Registrant's Board of Directors declared a 5 for 4 stock split which was effective for shareholders of record as of April 28, 1994. The stock split was paid on May 16, 1994. In accordance with Accounting Research Bulletin No. 43, the stock split was recorded at the par value of the shares issued.

Earnings and dividends per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares were 405,760 for the periods ended March 31, 1995, and March 31, 1994. The weighted average number of shares for the two years has been adjusted for the stock split.

Impaired Loans
Effective January 1, 1995, the Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Statement No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is classified as impaired when, based on the Registrant's judgment of certain information regarding the loan, it is probable that the Registrant will be unable to collect all amounts due according to the contractual terms of the loan agreement. An allowance is allocated to an impaired loan when the present value of future expected cash flows discounted at the loan's effective interest rate is less than the recorded loan value. Interest income on impaired loans is recognized to the extent of cash receipts. The increase in the present value of the future expected cash flows that is attributable to the passage of time is recognized as a charge or credit to bad debt expense.

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)



NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at March 31, 1995, and December 31, 1994 were as follows:

                                                                         Gross            Gross           Approximate
                                                   Amortized          Unrealized        Unrealized            Fair
                                                      Cost               Gains            Losses             Value
                                                  -----------         ----------        ----------        -----------
Securities Available for Sale
- -----------------------------
March 31, 1995
- --------------
U.S. Treasuries and
    U.S. Government agencies                      $ 9,546,000          $ 27,000         $(264,000)        $ 9,309,000
Obligations of states and
    political subdivisions                          5,211,000            10,000          (106,000)          5,115,000
U.S. Government agencies
    backed by mortgages                             4,611,000            22,000           (79,000)          4,554,000
Other securities                                      886,000                 0           (23,000)            863,000
                                                  -----------          --------         ---------         -----------
    Total                                         $20,254,000          $ 59,000         $(472,000)        $19,841,000
                                                  ===========          ========         =========         ===========

December 31, 1994
- -----------------
U.S. Treasuries and
    U.S. Government agencies                      $ 6,831,000          $  4,000         $(213,000)        $ 6,622,000
Obligations of states and
    political subdivisions                          7,613,000            18,000          (244,000)          7,387,000
U.S. Government agencies
    backed by mortgages                             7,757,000             8,000          (397,000)          7,368,000
Other securities                                      888,000                 0           (23,000)            865,000
                                                  -----------          --------         ---------         -----------
    Total                                         $23,089,000          $ 30,000         $(877,000)        $22,242,000
                                                  ===========          ========         =========         ===========

Securities Held to Maturity
- ---------------------------
March 31, 1995
- --------------
Nontaxable obligations of
    states and political
    subdivisions                                  $ 9,961,000          $110,000         $(130,000)        $ 9,941,000
                                                  ===========          ========         =========         ===========

December 31, 1994
- -----------------
Nontaxable obligations of
    states and political
    subdivisions                                  $ 8,168,000          $ 87,000         $(306,000)        $ 7,949,000
                                                  ===========          ========         =========         ===========

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)





NOTE 2 - SECURITIES - Continued

Information regarding sales of securities for the three months ended March 31, 1994, follows. There were no sales of securities in the first quarter of 1995.

Proceeds from sales of securities                                  $984,000
Gross realized gains                                                  1,000
Gross realized losses                                                     0

For the three months ended March 31, 1995, the change in net unrealized holding gain or loss on securities available for sale was a increase of $434,000.
There were no sales or transfers of securities classified as held to maturity.

Securities with a book value of approximately $259,000 and $258,000 were pledged as collateral for public deposits at March 31, 1995, and December 31, 1994, respectively.


NOTE 3 - LOANS

Loans at March 31, 1995, and December 31, 1994, were classified as follows:

                                                    March 31,            December 31,
                                                       1995                  1994
                                                  -------------          ------------
Commercial                                          $18,870,000          $17,936,000
Agricultural                                          9,445,000            8,994,000
Real estate mortgage - construction                     327,000              237,000
Real estate mortgage - residential                   27,063,000           27,489,000
Consumer                                             15,099,000           14,754,000
                                                    -----------          -----------
Total                                               $70,804,000          $69,410,000
                                                    ===========          ===========

There were no mortgages classified as held for sale in the residential real estate mortgage balance as of March 31, 1995.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans as of March 31, 1995, and December 31, 1994, was as follows:

                                                                  March 31,            December 31,
                                                                     1995                  1994
                                                                -------------          ------------
Loans classified as impaired                                      $358,000               $408,000
Impaired loans for which an allowance for credit
    losses has been determined                                     153,000                      0
Allowance determined for above impaired loans                        4,000                      0
Impaired loans for which no allowance for credit
    losses has been established                                    205,000                408,000

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)





NOTE 3 - LOANS - Continued

Information regarding impaired loans for the three months ended March 31, 1995, was as follows:

Average balance of impaired loans                                             $383,000
Interest income recognized on impaired loans                                    22,000
Interest income recognized on a cash-basis on impaired loans                    22,000


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the three months ended March 31, follows:

                                                             1995              1994
                                                          ----------        ----------
Balance at beginning of period                            $1,039,000        $1,000,000

Provision charged to operating expense                        30,000            21,000
Recoveries credited to the allowance                           8,000             5,000
Loans charged-off                                            (21,000)          (26,000)
                                                          ----------        ----------
Balance at end of period                                  $1,056,000        $1,000,000
                                                          ==========        ==========


NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $1,714,000 were held at NBD Bank at March 31, 1995.

As of March 31, 1995, the Registrant had outstanding commitments to make loans totaling $6,046,000, the majority of which have variable interest rates. The Registrant had approximately $2,002,000 of unused lines of credit and $40,000 in letters of credit at March 31, 1995.


NOTE 6 - OTHER EXPENSES

Other expenses for the three months ended March 31, follows:

                                                     1995                       1994
                                                   --------                   --------

FDIC insurance                                     $ 52,000                   $ 50,000
Computer processing                                  39,000                     40,000
Supplies and postage                                 39,000                     33,000
Legal and professional                               31,000                     34,000
Other                                               135,000                    133,000
                                                   --------                   --------

    Total                                          $296,000                   $290,000
                                                   ========                   ========

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)





NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the three months ended March 31, were as follows:

                                                                 1995             1994
                                                               --------         --------

Current income tax expense                                     $109,000         $ 89,000
Deferred income tax expense/(benefit)                             2,000           (2,000)
                                                               --------         --------

    Income tax expense                                         $111,000         $ 87,000
                                                               ========         ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax exempt interest income.

The components of deferred tax assets and liabilities at March 31, 1995, and December 31, 1994, were as follows:

                                                                  March 31,            December 31,
                                                                    1995                   1994
                                                                ------------           ------------

Deferred tax assets:
    Allowance for loan losses                                      $254,000               $249,000
    Unrealized depreciation on securities available
         for sale                                                   141,000                288,000
    Postretirement benefits obligation                               92,000                 91,000
    Deferred loan fees                                               78,000                 83,000
    Other                                                           105,000                 92,000
                                                                   --------               --------

         Total deferred tax assets                                  670,000                803,000

Deferred tax liabilities:
    Depreciation                                                    177,000                175,000
    Pension fund asset                                               94,000                 96,000
    Other                                                            11,000                  9,000
                                                                   --------               --------

         Total deferred tax liabilities                             282,000                280,000
                                                                   --------               --------

         Net deferred tax asset                                    $388,000               $523,000
                                                                   ========               ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at March 31, 1995.


NOTE 8 - STOCK REPURCHASE

The Registrant repurchased 18,324 shares of its stock at $44.25 per share on April 28, 1995, which left 387,436 shares outstanding after the repurchase. The total amount paid for the stock was $811,000. The shares repurchased represented 4.5% of the shares outstanding prior to the repurchase.

                                     PART I



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the financial condition and results of operations of 1st Community Bancorp, Inc. (the "Registrant") and its wholly-owned subsidiary, Sparta State Bank (the "Bank"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.


Net Income and Return on Average Assets and Shareholders' Equity
The Registrant's net income increased $33,000 or 11% in the first quarter of 1995 compared to 1994. The improvement resulted from higher net interest income in 1995, the effect of which was partially offset by growth in other expenses.

The growth in net interest income in the first quarter 1995 was caused by a wider spread between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities than in the prior year. The growth in total other expenses in 1995 was due to general increases in other expenses.

The return on average assets was 1.31% for the first three months of 1995, compared to 1.19% for 1994. The return on average shareholders' equity was 10.49% for the first quarter of 1995, compared to 9.56% in the prior year.


Cash and Stock Dividends
Cash dividends declared in the first quarter of 1995 were $114,000 or $.28 per common share, which represents a $.02 per share or 8% increase compared to the dividend paid in the same period in the prior year. The cash dividend payout percentage through the first quarter of 1995 was 33.46%, compared to 33.86% in 1994.

As was noted in Footnote 1 to the Consolidated Financial Statements, the Registrant's Board of Directors declared a 5 for 4 stock split at its April 13, 1994, meeting. The split, payable to shareholders of record as of April 28, 1994, was paid on May 16, 1994.


Interest Income and Expense
Tables 1 and 2 on the following two pages provide pertinent information regarding interest income and expense for the three month periods ended March 31, 1995, and March 31, 1994. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables will be referred to in the discussion of interest income, interest expense and net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Table 1 - Average Balances and Tax Equivalent Interest Rates

                                                                           For the three months ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                              1995                                           1994
                                                 ---------------------------------           --------------------------------------
                                                 Average                   Average           Average                        Average
                                                 Balance     Interest       Rate             Balance        Interest         Rate
                                                 --------    --------      -------           --------       --------        -------
                                                                            (Dollars in thousands)
Assets
    Loans (1)                                    $ 68,738      $1,590         9.25%          $ 66,162         $1,357         8.20%
    Taxable securities                             19,829         325         6.56             23,249            338         5.82
    Nontaxable securities (1)                       9,975         214         8.62              9,272            215         9.28
    Other                                             100           2         8.00                296              2         2.70
                                                 --------      ------                        --------         ------

         Interest earning assets                   98,642       2,131         8.64             98,979          1,912         7.73
                                                               ------                                         ------
    Non interest earning assets                     6,216                                       5,484
                                                 --------                                    --------

         Total assets                            $104,858                                    $104,463
                                                 ========                                    ========

Liabilities and Shareholders' Equity
    Interest-bearing transaction
         accounts                                $ 27,384         246         3.59           $ 30,505            215         2.82
    Savings deposits                               10,436          62         2.38             11,607             69         2.38
    Time deposits                                  42,133         555         5.27             38,566            473         4.91
    Federal funds purchased                           855          14         6.56              1,287             11         3.42
                                                 --------      ------                        --------         ------

         Interest-bearing liabilities              80,808         877         4.34             81,965            768         3.75
                                                               ------        -----                            ------        -----
    Non interest-bearing liabilities               10,920                                       9,486
    Shareholders' equity                           13,130                                      13,012
                                                 --------                                    --------

         Total liabilities and
             shareholders' equity                $104,858                                    $104,463
                                                 ========                                    ========

Net interest income (tax-equivalent
    basis) - interest spread                                    1,254         4.30%                            1,144         3.98%
                                                                             =====                                          =====
Tax equivalent adjustment (1)                                     (80)                                           (78)
                                                               ------                                         ------

Net interest income                                            $1,174                                         $1,066
                                                               ======                                         ======

Net interest income as a percentage of
    earning assets (tax-equivalent basis)                                     5.09%                                          4.62%
                                                                             =====                                          =====


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Table 2 - Changes in Tax Equivalent Net Interest Income

                                                 For the three months ended March 31,
                                                 -----------------------------------
                                                            1995 Over 1994
                                                            --------------
                                                     Total        Volume       Rate
                                                     -----        ------      ------
                                                         (Dollars in thousands)
Increase (decrease) in interest income (2)
    Loans (3)                                        $ 233        $  54       $ 179
    Taxable securities                                 (13)         (68)         55
    Nontaxable securities (3)                           (1)           0          (1)
    Other                                                0           (3)          3
                                                     -----        -----       -----

         Net change in tax-equivalent income           219          (17)        236

Increase (decrease) in interest expense (2)
    Interest-bearing transaction accounts               31          (34)         65
    Savings deposits                                    (7)          (7)          0
    Time deposits                                       82           46          36
    Federal funds purchased                              3           (6)          9
                                                     -----        -----       -----

         Net change in interest expense                109           (1)        110
                                                     -----        -----       -----
         Net change in tax-equivalent
             net interest income                     $ 110        $ (16)      $ 126
                                                     =====        =====       =====


Explanation of Footnotes Used in Tables 1 and 2

(1) Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.

(2) The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(3) Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Interest Income
As shown in Tables 1 and 2, tax equivalent net interest income increased $110,000 in the first three months of 1995 compared to 1994. The expansion resulted from growth in net interest earning assets.

The increase in general market interest rates which began in the first quarter of 1994 caused almost all of the Registrant's average rates to be higher in 1995 than in the prior year. The average prime lending rate in the first quarter of 1995 was 9.00%, compared to 6.02% in 1994. This has affected those loans whose rates float with the prime rate, which includes most of the commercial and agricultural loan portfolios and part of the consumer loan portfolio. Rates earned on adjustable rate mortgages have been rising 200 basis points over the prior year, which is the maximum amount the rate on this mortgage type can increase. The rate earned on taxable securities rose as a result of the general market increase. The decrease in the nontaxable securities rate was caused by maturities of higher yielding securities and a reinvestment rate of 8.58% for nontaxable securities in 1994.

The rise in general market interest rates caused increases in all interest-bearing liability categories in 1995 except for savings deposits. Rates paid on interest-bearing transaction accounts and time deposits rose as a result of competitive pressures in the Bank's market area. In spite of the rising trend in general market rates, the Bank did not raise its savings deposit rate in the first quarter of 1995 since the Bank's competition was also reluctant to raise savings rates.

Table 1 documents that the net interest income spread was 4.30% for the first three months of 1995, which represented a 32 basis point increase over the prior year. As rates earned on loans and securities increased in 1994, management strengthened the net interest income spread by raising rates paid on deposit accounts no faster than was necessitated by competition within its market area. As the increase in general market rates has slowed in the first quarter of 1995, management has maintained the net interest spread by holding steady the rates paid on deposit accounts and emphasizing loan growth. Management has attempted to stimulate loan demand through an officer calling program in the commercial and agricultural loans categories, direct consumer loan promotions and a new dealer reserve program for indirect loans.

Management anticipates that general market interest rates will be steady to slightly increasing for the remainder of 1995. The Bank's competition will continue to place upward pressure on deposit rates and the Bank may have to raise deposit rates to maintain a funds flow for its loan growth. Little upward movement is anticipated in loan or securities rates. In order to maintain its desired interest rate spread, the Bank will emphasize loan growth to obtain the highest yield on its investable funds.

Table 1 documents growth in excess of $2,500,000 in the average loans balance from 1994 to 1995 and a $3,400,000 decline in the average balance of taxable securities. Maturities of taxable securities have been used to fund loan growth since the Bank has experienced little deposit growth from the first quarter of 1994 to 1995. The deposit mix changed significantly from 1994 to 1995 as the average balance of time deposits grew over $3,500,000, while interest-bearing transaction accounts and savings deposits declined almost $4,300,000. The transfer of balances into the time deposits category reflected depositors' preference for the higher interest rates offered by this type of account.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Allowance and Provision for Loan Losses
The allowance for loan losses increased by $17,000 from December 31, 1994, to March 31, 1995. The allowance was 1.49% of gross loans at March 31, 1995, and 1.50% at December 31, 1994. The provision for loan losses was slightly higher in the first quarter of 1995 than 1994, while net chargeoffs were slightly lower in 1995. The small increase in the provision was due to the funding of the allowance for loan losses for the loan growth experienced in 1995.

Chargeoffs and recoveries for commercial and consumer loans for the periods ended March 31 are listed below. There were no chargeoffs or recoveries in the other loan categories in the first quarter of 1995 or 1994.

                                          1995                                    1994
                             ----------------------------           -----------------------------
                             Chargeoffs        Recoveries           Chargeoffs         Recoveries
                             ----------        ----------           ---------          ----------

Commercial                    $  2,000          $     0               $      0          $     0
Consumer                        19,000            8,000                 26,000            5,000
                              --------          -------               --------          -------

                              $ 21,000          $ 8,000               $ 26,000          $ 5,000
                              ========          =======               ========          =======

The amount of chargeoffs which the Bank will experience in the remainder of 1995 will be dependent on the extent to which business and consumer borrowers are affected by the local economy. As chargeoffs, changes in the level of nonperforming loans, and loan growth occur in the remainder of 1995, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Statement No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is classified as impaired when it is believed probable that all amounts due will not be able to be collected according to the contractual terms of the loan agreement. An allowance for credit losses is allocated to an impaired loan when the present value of future expected cash flows discounted at the loan's effective interest rate is less than the recorded cash value. The implementation of Statement No. 114 did not have a material impact on the Registrant's allowance for loan losses.


Securities
Securities available for sale decreased $2,400,000 in the first quarter of 1995 while securities held to maturity increased almost $1,800,000. The majority of the balance change in the two categories was due to a reclassification of $1,795,000 of nontaxable obligations of states and political subdivisions from the available for sale classification to held to maturity. Management believed that the reclassification was prudent since management had both the positive intent and ability to hold the securities to maturity.

Management anticipates the balance in both securities categories will decline in the remainder of 1995. This is based on the belief that loan growth will continue to exceed deposit growth and maturing funds from securities will be used to supplement deposits.

The market value of securities available for sale declined significantly in 1994 as a result of the rise which occurred in general market interest rates. This trend began to reverse in the first quarter of 1995 as stable interest rates for securities caused

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Securities - Continued
the market values for securities to increase. The net unrealized loss on securities available for sale decreased from $843,000 at December 31, 1994, to $413,000 at March 31, 1995. Management anticipates the unrealized loss will continue to decrease for the remainder of 1995.


Loans
Total loans grew $1,394,000 in the first quarter of 1995. All loan categories except for residential real estate mortgages experienced increases. The growth in both the commercial and agricultural loan categories resulted from a continued strong local economy which has increased loan demand and the Bank's officer call program which has concentrated on business customers. The decrease in residential real estate mortgages was due to relatively high mortgage rates which have dampened loan demand and a very competitive local market in mortgage lending. The higher consumer loan balance was primarily caused by increased indirect automobile lending, which has been stimulated by a new dealer reserve program.

Loan growth in the remainder of 1995 will be affected primarily by interest rates and by competition within the Bank's local market area. The officer call program will continue to be used in the commercial and agricultural areas to attempt to continue and stimulate demand. New marketing strategies are being formulated to enable the Bank to be more aggressive in the residential real estate mortgage area. In the consumer loan area, loan promotions are planned to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio.

Since the Registrant implemented Statement of Financial Accounting Standards No. 114 on January 1, 1995, management must review the loan portfolio for possible impaired loans. In addition to this, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a non-accrual basis, (2) loans, not included in non-accrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in non-accrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of March 31, 1995, were $624,000, $48,000, and $87,000 for a total of $759,000. The balances as of December 31, 1994, were $640,000, $100,000 and $87,000 for a total of $827,000.

Deposits
Total deposits experienced no growth in the first quarter of 1995. Management believes the lack of growth is primarily due to a very competitive interest rate environment for deposit products. As part of its asset/liability management strategy, the interest rates paid by the Bank on its deposit products are not as high as some of its competitors. The Bank's alternative investment products have also affected deposit growth as funds for some of the products sold by the Bank have come from customers' deposit accounts.

The balance of time deposits grew $2,923,000 in the first quarter of 1995, in contrast to the other deposit categories which all experienced decreases. This represents a continuation of the trend which began in 1994. Depositors are shifting their funds to time deposits to gain the higher rates paid on this type of account. The Bank also had a time deposits promotion in the month of March, which caused some depositors to move funds from the other deposit categories.

The Bank's management anticipates that interest rates paid on deposits will continue to be very competitive in the remainder of 1995. The Bank's decisions on rates paid on its deposit products will greatly affect its ability to secure deposit funds. If loan growth continues to the extent experienced in the first quarter of 1995, management will consider increasing deposit rates to generate deposit growth to fund loan demand.


Shareholders' Equity
Total shareholders' equity increased $483,000 in the first quarter of 1995. Slightly more than half of the increase resulted from a reduction in net unrealized

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Shareholders' Equity - Continued
depreciation on securities available for sale. The reduction was due to steady interest rates on securities, which allowed securities' market values to increase. This positive impact on shareholders' equity was in contrast to the first quarter of 1994, when the fluctuations in market values of securities available for sale had a negative impact on equity of $274,000.

Shareholders' equity as a percentage of assets was 12.54% as of March 31, 1995, compared to 12.13% as of December 31, 1994. The minimum regulatory capital percentages are 3% for the leverage ratio, 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Registrant's regulatory capital levels as of March 31, 1995, follows:

                                                    Capital                Capital as % of
                                                    amount             risk adjusted assets
                                                 -----------           --------------------
Leverage capital                                 $13,661,000                    12.79%

Tier 1 capital                                   $13,661,000                    18.62%

Total risk-based capital (Tier 1 and Tier 2
    combined)                                    $14,717,000                    20.06%

Capital Resources
The Registrant decreased its capital $811,000 on April 28, 1995, as a result of the repurchase of 18,324 shares of its stock. Management has no other immediate plans for substantial use of its capital resources. However, management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

As of April 1, 1995, banking laws in the State of Michigan were amended to permit banks to compete directly with insurance agencies and investment companies. The Bank has formed a subsidiary to assist in any expansion of insurance or investment products. Management is reviewing its opportunities in these new service areas.


Liquidity and Rate Sensitivity
Cash and cash equivalents decreased $459,000 in the first quarter of 1995. The decline was due to a lower balance that was due from the Bank's correspondent banks. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 on page 20 documents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $8,187,000 at the one year repricing point as of March 31, 1995. The large negative amount at the end of the first quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0 to 3 month repricing category. These rates paid on these deposit types can be immediately repriced; management will determine the rates necessary based on competitive rates and the need for deposited funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Rate Sensitivity - Continued
Table 3 - Maturities and Repricing Schedule


                                                                    As of March 31, 1995
                                                                    --------------------
                                                0 - 3            3 - 12           1 - 5          Over
                                                Months           Months           Years         5 Years           Total
                                               --------         --------         -------        -------         --------
                                                                   (Dollars in thousands)
Assets
    Loans                                      $ 22,342         $ 24,061         $18,128        $ 6,273         $ 70,804
    Interest-bearing deposits
         with banks                                  33                0               0              0               33
    Taxable securities                              600            1,888          10,124          7,229           19,841
    Nontaxable securities (1)                       760            1,089           3,109          5,003            9,961
                                               --------         --------         -------        -------         --------
         Rate-sensitive assets                   23,735           27,038          31,361         18,505          100,639

Liabilities
    Interest-bearing transaction
         accounts                                26,761                0               0              0           26,761
    Savings deposits                              9,998                0               0              0            9,998
    Time deposits                                 9,848           11,552          22,668              0           44,068
    Federal funds purchased                         800                0               0              0              800
                                               --------         --------         -------        -------         --------

         Rate-sensitive liabilities              47,407           11,552          22,668              0           81,627
                                               --------         --------         -------        -------         --------

         Rate-sensitive assets
             less rate-sensitive
             liabilities

             Asset (liability) gap
                 for the period                $(23,672)        $ 15,486         $ 8,693        $18,505         $ 19,012
                                               ========         ========         =======        =======         ========

             Cumulative asset
                 (liability) gap               $(23,672)        $ (8,186)        $   507        $19,012
                                               ========         ========         =======        =======

             Cumulative rate-
                 sensitive assets as
                 a percentage of
                 cumulative rate-
                 sensitive
                 liabilities                      50.07%          86.12%         100.62%         123.29%
                                                  ======          ======         =======         =======


The Registrant's management is aware of the inherent interest rate risk associated with gap management. With interest rate fluctuations expected in the next 3 to 12 months, the relationship between rate-sensitive assets and liabilities will be monitored by management and changes in the assets and liabilities will be made when deemed necessary. In the remainder of 1995 where interest rates are expected to be steady to slightly increasing, management will attempt to raise the rates paid on rate-sensitive liabilities more slowly than the rates earned on rate-sensitive assets.

                                    PART II



Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Registrant or its subsidiary, Sparta State Bank, is a party or which any of their property is subject, except for proceedings which have arisen in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiary as of and for the three month period ended March 31, 1995.


Item 2.  Changes in Securities

During the quarter ended March 31, 1995, there were no changes in the Registrant's securities which would cause any shareholder's rights to be materially modified, limited or qualified. Note 8 on page 12 documents the repurchase of 18,324 shares of the Registrant's stock, which did not cause any shareholders' rights to be materially modified, limited or qualified.


Item 3.  Defaults Upon Senior Securities

There have been no defaults involving senior securities on the part of the Registrant.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1995.


Item 5.  Other Information

None.


Item 6.  Exhibits and Reports on Form 8-K

1.  Exhibits required by Item 601 of Regulation S-B

See Index to Exhibits

2.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    1st Community Bancorp, Inc.




Date  May 10, 1995                  /s/ Jae M. Maxfield
      ------------                  -------------------
                                    President and Chief Executive Officer




Date  May 10, 1995                  /s/ Thomas L. Lampen
      ------------                  --------------------
                                    Treasurer

                               INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:

 2 Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession - Not applicable

 4 Instruments Defining the Rights of Security Holders, Including Indentures - Not applicable

11 Statement Regarding Computation of Per Share Earnings - See Notes to the Consolidated Financial Statements, Note #1, Stock Dividend and Earnings and Cash Dividends Per Share Paragraph

15     Letter on Unaudited Interim Financial Information - Not applicable

18     Letter on Change in Accounting Principles - Not applicable

19     Previously Unfiled Documents - Not applicable

20     Report Furnished to Security Holders - Not applicable

23     Published Report Regarding Matters Submitted to Vote of Security Holders
       - Not applicable

24     Consents of Experts and Counsel - Not applicable

25     Power of Attorney - Not applicable

27     Financial Data Schedule - Filed herewith



Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Tom Lampen, 1st Community Bancorp, Inc., 109 East Division, Sparta, Michigan 49345.