Form 10QSB
period 1995-06-30
1ST COMMUNITY BANCORP INC
filed 1995-08-10
CIK 803164

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



For the quarterly period ended June 30, 1995     Commission file number 33-9110
                               -------------                            -------

                          1st Community Bancorp, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Michigan                                   38-2659066
-------------------------------          --------------------------------------
(State or other jurisdiction of          I.R.S. Employer Identification Number)
 incorporation or organization)

109 East Division, Sparta, Michigan 49345                  (616)887-7366
-----------------------------------------           ---------------------------
 (Address of principal executive offices)           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes   X   No
                                                                 -----    -----


As of June 30, 1995, the registrant had outstanding 387,436 shares of common stock having a par value of $10 per share.

                              INDEX TO FORM 10-QSB

                                                                                          Page #
                                                                                          ------
PART I, Item 1, Financial Statements

     Consolidated Balance Sheets (Unudited)                                                1- 2

     Consolidated Statements of Income (Unaudited)                                         3- 4

     Consolidated Statement of Shareholders' Equity (Unaudited)                               5

     Consolidated Statements of Cash Flows (Unaudited)                                        6

     Notes to the Consolidated Financial Statements (Unaudited)                            7-12

PART I, Item 2, Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                        13-21

PART II, Item 1, Legal Proceedings                                                        II- 1

PART II, Item 2, Changes in Securities                                                    II- 1

PART II, Item 3, Defaults Upon Senior Securities                                          II- 1

PART II, Item 4, Submission of Matters to a Vote of
     Security Holders                                                                     II- 1

PART II, Item 5, Other Information                                                        II- 1

PART II, Item 6, Exhibits and Reports on Form 8-K                                         II- 2

Signatures                                                                                II- 3

Index to Exhibits                                                                         II- 4

                           1ST COMMUNITY BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                       June 30, 1995 and December 31, 1994

                                                                                        June 30,            December 31,
                                                                                         1995                   1994
                                                                                     -------------         -------------
                                                                                                  (Unaudited)
ASSETS
Cash and due from banks                                                              $  2,890,000           $  2,948,000

Securities available for sale (Note 2)                                                 18,979,000             22,242,000

Securities held to maturity (fair value
     of $9,358,000 at June 30, 1995, and
     $7,949,000 at December 31, 1994) (Note 2)                                          9,186,000              8,168,000

Loans (Note 3)                                                                         75,056,000             69,410,000
Allowance for loan losses (Note 4)                                                     (1,088,000)            (1,039,000)
                                                                                     ------------           ------------

     Net loans                                                                         73,968,000             68,371,000

Premises and equipment - net                                                            2,524,000              2,510,000
Accrued interest receivable                                                               778,000                851,000
Other assets                                                                              852,000              1,047,000
                                                                                     ------------           ------------

         TOTAL ASSETS                                                                $109,177,000           $106,137,000
                                                                                     ============           ============

See accompanying notes to the consolidated financial statements.

                           1ST COMMUNITY BANCORP, INC.

                       June 30, 1995 and December 31, 1994

                                                                                        June 30,            December 31,
                                                                                         1995                   1994
                                                                                     ------------          -------------
                                                                                                  (Unaudited)
LIABILITIES
Deposits
     Demand                                                                          $ 10,044,000           $ 10,966,000
     Interest-bearing transaction accounts                                             25,428,000             28,287,000
     Savings                                                                            9,696,000             10,838,000
     Time                                                                              46,890,000             41,145,000
                                                                                     ------------           ------------

         Total deposits                                                                92,058,000             91,236,000

Federal funds purchased                                                                 3,000,000              1,000,000
Accrued interest payable                                                                  323,000                291,000
Other liabilities                                                                         745,000                734,000
                                                                                     ------------           ------------

         Total liabilities                                                             96,126,000             93,261,000


COMMITMENTS AND CONTINGENCIES (Note 5)


SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
     authorized: 500,000; shares outstanding:
     387,436 at June 30, 1995, and 405,760
     at December 31, 1994 (Note 8)                                                      3,874,000              4,058,000
Surplus                                                                                 3,484,000              4,111,000
Retained earnings                                                                       5,736,000              5,266,000
Net unrealized depreciation on securities
     available for sale, net of related tax benefit                                       (13,000)              (559,000)
Net unrealized depreciation on securities
     held to maturity, net of related tax benefit                                         (30,000)                     0
                                                                                     ------------           ------------


         Total shareholders' equity                                                    13,051,000             12,876,000
                                                                                     ------------           ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $109,177,000           $106,137,000
                                                                                     ============           ============

See accompanying notes to the consolidated financial statements.

                           1ST COMMUNITY BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

               For the three months and six months ended June 30,
                                   (Unaudited)

                                                            Three months ended                      Six months ended
                                                       -----------------------------          -----------------------------
                                                          1995               1994                1995               1994
                                                       ----------         ----------          ----------         ----------
Interest income
     Loans, including fees                             $1,746,000         $1,410,000          $3,328,000         $2,762,000
     Securities
         Taxable                                          311,000            331,000             636,000            669,000
         Nontaxable                                       131,000            140,000             273,000            282,000
     Other                                                  1,000              1,000               3,000              3,000
                                                       ----------         ----------          ----------         ----------

              Total interest income                     2,189,000          1,882,000           4,240,000          3,716,000

Interest expense
     Deposits                                             929,000            750,000           1,792,000          1,507,000
     Other                                                 40,000             12,000              54,000             23,000
                                                       ----------         ----------          ----------         ----------

              Total interest expense                      969,000            762,000           1,846,000          1,530,000
                                                       ----------         ----------          ----------         ----------

Net interest income                                     1,220,000          1,120,000           2,394,000          2,186,000

Provision for loan losses                                  30,000             45,000              60,000             66,000
                                                       ----------         ----------          ----------         ----------

Net interest income after provision
     for loan losses                                    1,190,000          1,075,000           2,334,000          2,120,000

Other income
     Service charges on deposit
         accounts                                          83,000             70,000             148,000            134,000
     Other service charges and fees                        22,000             24,000              53,000             52,000
     Net security gains                                    11,000              4,000              11,000              5,000
     Mortgage loan sales and servicing                     25,000             18,000              48,000             56,000
     Other income                                          38,000             27,000              75,000             53,000
                                                       ----------         ----------          ----------         ----------

              Total other income                          179,000            143,000             335,000            300,000

See accompanying notes to the consolidated financial statements.

                           1ST COMMUNITY BANCORP, INC.

                      For the three months ended March 31,
                                   (Unaudited)

                                                            Three months ended                      Six months ended
                                                       -----------------------------          -----------------------------
                                                          1995               1994                1995               1994
                                                       ----------         ----------          ----------         ----------
Other expenses
     Salaries and wages                                $  361,000         $  329,000          $  713,000         $  664,000
     Pension and other employee
         benefits                                          66,000             68,000             150,000            145,000
     Occupancy expense                                     50,000             45,000             100,000             88,000
     Furniture and equipment expense                       68,000             68,000             135,000            131,000
     Other expenses (Note 6)                              335,000            311,000             631,000            601,000
                                                       ----------         ----------          ----------         ----------

              Total other expenses                        880,000            821,000           1,729,000          1,629,000
                                                       ----------         ----------          ----------         ----------

Income before income tax                                  489,000            397,000             940,000            791,000

Income tax expense (Note 7)                               121,000             90,000             232,000            177,000
                                                       ----------         ----------          ----------         ----------

NET INCOME                                             $  368,000         $  307,000          $  708,000         $  614,000
                                                       ==========         ==========          ==========         ==========

Earnings per share (Note 1)                            $      .94         $      .76          $     1.77         $     1.51
                                                       ==========         ==========          ==========         ==========

See accompanying notes to the consolidated financial statements.

                           1ST COMMUNITY BANCORP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 For the six months ended June 30, 1995 and 1994
                                   (Unaudited)

                                                                                          Net Unrealized
                                                                                           Appreciation/
                                                                                          (Depreciation)
                                                                                     --------------------------
                                                                                     Securities      Securities
                                        Common                         Retained       Available       Held to
                                         Stock          Surplus        Earnings       for Sale        Maturity           Total
                                      ----------      ----------      ----------     ----------      ----------       -----------
Balances at January 1,
     1995                             $4,058,000      $4,111,000      $5,266,000      $(559,000)      $       0       $12,876,000

Net income for the period                      0               0         708,000              0               0           708,000

Purchase and retirement of
     stock                              (184,000)       (627,000)              0              0               0          (811,000)

Change in net unrealized
     appreciation/
     (depreciation) on
     securities, net of tax                    0               0               0        516,000               0           516,000

Reclassification of
     securities from
     available for sale
     to held to maturity                       0               0               0         30,000         (30,000)                0

Cash dividends ($.60 per
     common share)                             0               0        (238,000)             0               0          (238,000)
                                      ----------      ----------      ----------      ---------       ---------       -----------

Balances at June 30, 1995             $3,874,000      $3,484,000      $5,736,000      $ (13,000)      $ (30,000)      $13,051,000
                                      ==========      ==========      ==========      =========       =========       ===========



Balances at January 1,
     1994                             $3,246,000      $4,111,000      $5,304,000      $ 293,000       $       0       $12,954,000

Net income for the period                      0               0         614,000              0               0           614,000

5 for 4 stock split                      812,000               0        (812,000)             0               0                 0

Change in net unrealized
     appreciation/
     (depreciation) on
     securities, net of tax                    0               0               0       (549,000)              0          (549,000)

Cash dividends ($.54 per
     common share)                             0               0        (217,000)             0               0          (217,000)
                                      ----------      ----------      ----------      ---------       ---------       -----------

Balances at June 30, 1994             $4,058,000      $4,111,000      $4,889,000      $(256,000)      $       0       $12,802,000
                                      ==========      ==========      ==========      =========       =========       ===========

See accompanying notes to the consolidated financial statements.

                           1ST COMMUNITY BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                   (Unaudited)

                                                                                          1995                  1994
                                                                                        ----------            ----------
Cash flows from operating activities
     Net income                                                                         $  708,000            $  614,000
     Adjustments to reconcile net income to net cash
         from operating activities
         Net gain on sale of securities                                                    (11,000)               (5,000)
         Net amortization on securities                                                     76,000                89,000
         Loans originated for sale                                                        (942,000)           (1,781,000)
         Proceeds from loan sales                                                        1,000,000             1,615,000
         Provision for loan losses                                                          60,000                66,000
         Depreciation                                                                      111,000               116,000
         Changes in:
              Interest receivable and other assets                                           1,000                46,000
              Interest payable and other liabilities                                        43,000              (104,000)
                                                                                        ----------            ----------

                  Net cash from operating activities                                     1,046,000               656,000

Cash flows from investing activities Securities available for sale:
         Proceeds from sales of securities                                               1,171,000             1,489,000
         Proceeds from maturities of securities                                          1,636,000             3,357,000
         Purchase of securities                                                           (588,000)           (4,038,000)
     Securities held to maturity:
         Proceeds from maturities of securities                                          1,094,000               500,000
         Purchase of securities                                                           (350,000)             (795,000)
     Net customer loan activity                                                         (5,983,000)           (2,341,000)
     Loans sold                                                                            302,000               595,000
     Loans purchased                                                                       (34,000)                    0
     Net expenditures for premises and equipment                                          (125,000)              (16,000)
                                                                                        ----------            ----------

                  Net cash from investing activities                                    (2,877,000)           (1,249,000)

Cash flows from financing activities
     Net increase in deposits                                                              822,000               865,000
     Increase (decrease) in federal funds purchased                                      2,000,000                50,000
     Purchase and retirement of stock                                                     (811,000)                    0
     Cash dividends paid                                                                  (238,000)             (217,000)
                                                                                        ----------            ----------

                  Net cash from financing activities                                     1,773,000               698,000
                                                                                        ----------            ----------

Net change in cash and cash equivalents                                                    (58,000)              105,000
Cash and cash equivalents at beginning of period                                         2,948,000             2,071,000
                                                                                        ----------            ----------

Cash and cash equivalents at end of period                                              $2,890,000            $2,176,000
                                                                                        ==========            ==========

Supplemental disclosure of cash flow information Cash paid during the year for:
         Interest                                                                       $1,815,000            $1,555,000
         Income taxes                                                                   $  200,000            $  210,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the six month periods ended June 30, 1995, and June 30, 1994, and the Consolidated Statements of Shareholders' Equity and Cash Flows for the six month periods ended June 30, 1995, and June 30, 1994. Operating results for the six months ended March 31, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-KSB for the year ended December 31, 1994.

Stock Transactions and Earnings and Cash Dividends Per Share

On April 28, 1995, the Registrant purchased 18,324 shares of 1st Community Bancorp, Inc., common stock. The shares were returned to unissued status. On April 13, 1994, the Registrant's Board of Directors declared a 5 for 4 stock split which was effective for shareholders of record as of April 28, 1994. The stock split was paid on May 16, 1994. In accordance with Accounting Research Bulletin No. 43, the stock split was recorded at the par value of the shares issued.

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the 25% stock split in May 1994 and the purchase of 18,324 shares of stock in April 1995. The weighted average number of shares was 392,873 for the second quarter of 1995, 399,281 for the first six months of 1995, and 405,670 for the second quarter and first six months of 1994.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid. The shares outstanding has been adjusted for the 25% stock split in May 1994 and the purchase of 18,324 shares of stock in April 1995. The number of shares outstanding were 387,436 for the cash dividend paid in the second quarter of 1995 and 405,760 for the cash dividends paid in the first quarter of 1995 and the first two quarters of 1994.

Impaired Loans

Effective January 1, 1995, the Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." Statement No. 114 addresses the accounting by creditors for impairment of a loan by

                           1ST COMMUNITY BANCORP, INC.

                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Impaired Loans - Continued

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


NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at June 30, 1995, and December 31, 1994 were as follows:

                                                                            Gross            Gross            Approximate
                                                     Amortized           Unrealized        Unrealized             Fair
                                                        Cost                Gains            Losses              Value
                                                    -----------          ----------        ----------         -----------
Securities Available for Sale
June 30, 1995
U.S. Treasuries and
     U.S. Government agencies                       $ 6,570,000           $ 94,000         $ (24,000)         $ 6,640,000
Obligations of states and
     political subdivisions                           5,265,000             37,000           (47,000)           5,255,000
U.S. Government agencies
     backed by mortgages                              6,278,000             33,000          (107,000)           6,204,000
Other securities                                        885,000                  0            (5,000)             880,000
                                                    -----------           --------         ---------          -----------

     Total                                          $18,998,000           $164,000         $(183,000)         $18,979,000
                                                    ===========           ========         =========          ===========


December 31, 1994
U.S. Treasuries and
     U.S. Government agencies                       $ 6,831,000           $  4,000         $(213,000)         $ 6,622,000
Obligations of states and
     political subdivisions                           7,613,000             18,000          (244,000)           7,387,000
U.S. Government agencies
     backed by mortgages                              7,757,000              8,000          (397,000)           7,368,000
Other securities                                        888,000                  0           (23,000)             865,000
                                                    -----------           --------         ---------          -----------

     Total                                          $23,089,000           $ 30,000         $(877,000)         $22,242,000
                                                    ===========           ========         =========          ===========


Securities Held to Maturity
June 30, 1995
Nontaxable obligations of
     states and political
     subdivisions                                   $ 9,186,000           $223,000         $ (51,000)         $ 9,358,000
                                                    ===========           ========         =========          ===========

                           1ST COMMUNITY BANCORP, INC.

                                   (Unaudited)


NOTE 2 - SECURITIES - Continued

                                                                            Gross            Gross            Approximate
                                                     Amortized           Unrealized        Unrealized             Fair
                                                        Cost                Gains            Losses              Value
                                                    -----------          ----------        ----------         -----------
Securities Held to Maturity - Continued
December 31, 1994
Nontaxable obligations of
     states and political
     subdivisions                                   $ 8,168,000           $ 87,000         $(306,000)         $ 7,949,000
                                                    ===========           ========         =========          ===========

Information regarding sales of securities available for sale for the six months ended March 31, 1995, and 1994, follows.

                                                                                                1995               1994
                                                                                             ----------         ----------
Proceeds from sales of securities                                                            $1,171,000         $1,489,000
Gross realized gains                                                                             11,000              5,000
Gross realized losses                                                                                 0                  0

For the six months ended June 30, 1995, the change in net unrealized holding gain or loss on securities available for sale was a increase of $828,000. There were no sales or transfers of securities classified as held to maturity.

Securities with a book value of approximately $256,000 and $258,000 were pledged as collateral for public deposits at June 30, 1995, and December 31, 1994, respectively.


NOTE 3 - LOANS

Loans at June 30, 1995, and December 31, 1994, were classified as follows:

                                                        June 30,             December 31,
                                                          1995                   1994
                                                       -----------           ------------
Commercial                                             $21,020,000           $17,936,000
Agricultural                                             9,094,000             8,994,000
Real estate mortgage - construction                        282,000               237,000
Real estate mortgage - residential                      28,214,000            27,489,000
Consumer                                                16,446,000            14,754,000
                                                       -----------           -----------

Total                                                  $75,056,000           $69,410,000
                                                       ===========           ===========

Loans held for sale included $157,000 of residential real estate mortgages and $940,000 of consumer loans as of June 30, 1995. Loans held for sale were accounted for at the lower of aggregate cost or market.

                           1ST COMMUNITY BANCORP, INC.

                                   (Unaudited)


NOTE 3 - LOANS - Continued

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans as of June 30, 1995, and December 31, 1994, was as follows:

                                                                    June 30,             December 31,
                                                                      1995                   1994
                                                                    --------             ------------
Loans classified as impaired                                        $324,000                $408,000
Less impaired loans for which no allowance for
     credit losses has been established                              324,000                 408,000
                                                                    --------                --------

Impaired loans for which an allowance for credit
     losses has been determined                                     $      0                $      0
                                                                    ========                ========

Allowance determined for above impaired loans                       $      0                $      0
                                                                    ========                ========

Information regarding impaired loans for the six months ended June 30, 1995, was as follows:

Average balance of impaired loans                                                           $363,000
Interest income recognized on impaired loans                                                  10,000
Interest income recognized on a cash-basis on impaired loans                                  10,000


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the six months ended June 30, follows:

                                                          1995              1994
                                                       ----------        ----------
Balance at beginning of period                         $1,039,000        $1,000,000

Provision charged to operating expense                     60,000            66,000
Recoveries credited to the allowance                       29,000            15,000
Loans charged-off                                         (40,000)          (56,000)
                                                       ----------        ----------

Balance at end of period                               $1,088,000        $1,000,000
                                                       ==========        ==========


NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $1,556,000 were held at NBD Bank at June 30, 1995.

As of June 30, 1995, the Registrant had outstanding commitments to make loans totaling $4,970,000, the majority of which have variable interest rates. The Registrant had approximately $2,090,000 of unused lines of credit and $10,000 in letters of credit at June 30, 1995.

                           1ST COMMUNITY BANCORP, INC.

                                   (Unaudited)

NOTE 6 - OTHER EXPENSES

Other expenses for the six months ended June 30, follows:

                                                   1995            1994
                                                 --------        --------
FDIC insurance                                   $103,000        $101,000
Computer processing                                78,000          79,000
Supplies and postage                               73,000          58,000
Legal and professional                             84,000          83,000
Other                                             293,000         280,000
                                                 --------        --------

     Total                                       $631,000        $601,000
                                                 ========        ========


NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the six months ended June 30, were as follows:

                                                   1995             1994
                                                 --------         --------
Current income tax expense                       $233,000         $191,000
Deferred income tax expense/(benefit)              (1,000)         (14,000)
                                                 --------         --------

     Income tax expense                          $232,000         $177,000
                                                 ========         ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax exempt interest income.

The components of deferred tax assets and liabilities at June 30, 1995, and December 31, 1994, were as follows:

                                                                 June 30,              December 31,
                                                                  1995                    1994
                                                                 --------              ------------
Deferred tax assets:
     Allowance for loan losses                                   $265,000                $249,000
     Postretirement benefits obligation                            93,000                  91,000
     Deferred loan fees                                            64,000                  83,000
     Deferred compensation                                         50,000                  47,000
     Unrealized depreciation on securities available
         for sale                                                   7,000                 288,000
     Other                                                         59,000                  45,000
                                                                 --------                --------

         Total deferred tax assets                                538,000                 803,000

                           1ST COMMUNITY BANCORP, INC.

                                   (Unaudited)


NOTE 7 - INCOME TAX EXPENSE - CONTINUED

                                                                 June 30,              December 31,
                                                                  1995                    1994
                                                                 --------              ------------
Deferred tax liabilities:
     Depreciation                                                 177,000                 175,000
     Pension fund asset                                            92,000                  96,000
     Other                                                         11,000                   9,000
                                                                 --------                --------

         Total deferred tax liabilities                           280,000                 280,000
                                                                 --------                --------

         Net deferred tax asset                                  $258,000                $523,000
                                                                 ========                ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at June 30, 1995.


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


Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income increased $61,000 or 20% in the second quarter of 1995 compared to 1994 and is up $94,000 or 15% in the first six months of 1995 compared to the prior year. The improvement in both the second quarter and first half of 1995 resulted from higher net interest income, the effect of which was partially offset by growth in other expenses.

The growth in net interest income in 1995 has been caused by a wider spread between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities than in the prior year. Much of this resulted from an increase in the balance of the Registrant's loan portfolio. The growth in total other expenses in 1995 was due to general increases in other expenses.

The return on average assets was 1.35% for the first six months of 1995, compared to 1.18% for 1994. The return on average shareholders' equity was 10.95% for the first half of 1995, compared to 9.58% in the prior year.


Cash and Stock Dividends

Cash dividends declared in the second quarter of 1995 were $124,000 or $.32 per common share, which represents a $.04 per share or 14% increase compared to the dividend paid in the same period in the prior year. The cash dividends paid in the first six months of 1995 were $238,000 or $.60 per share, which was $.06 per share or 11% more than the dividend paid in the same period in 1994. The cash dividend payout percentage in the first half of 1995 was 33.57%, compared to 35.41% in 1994.

As was noted in Footnote 1 to the Consolidated Financial Statements, the Registrant's Board of Directors declared a 5 for 4 stock split at its April 13, 1994 meeting. The split, payable to shareholders of record as of April 28, 1994, was paid on May 16, 1994.


Interest Income and Expense

Tables 1 and 2 on the following two pages provide pertinent information regarding interest income and expense for the six month periods ended June 30, 1995, and June 30, 1994. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables will be referred to in the discussion of interest income, interest expense and net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Table 1 - Average Balances and Tax Equivalent Interest Rates

                                                                  For the six months ended June 30,
                                                 -------------------------------------------------------------------------------
                                                              1995                                         1994
                                                 ---------------------------------            ----------------------------------
                                                 Average                   Average            Average                    Average
                                                 Balance      Interest       Rate             Balance      Interest        Rate
                                                 -------      --------     -------            -------      --------      -------
                                                                          (Dollars in thousands)
Assets
     Loans (1)                                   $ 70,623      $3,344        9.47%            $ 66,906       $2,771        8.28%
     Taxable securities (2)                        19,691         636        6.30               22,792          669        5.89
     Nontaxable securities (1)(2)                   9,714         414        8.48                9,286          427        9.28
     Other                                            102           3        5.88                  176            3        3.41
                                                 --------      ------                         --------       ------

         Interest earning assets                  100,130       4,397        8.78               99,160        3,870        7.81
                                                               ------                                        ------
     Non interest earning assets                    6,194                                        5,691
                                                 --------                                     --------

         Total assets                            $106,324                                     $104,851
                                                 ========                                     ========

Liabilities and Shareholders' Equity
     Interest-bearing transaction
         accounts                                $ 26,572         482        3.63             $ 30,235          436        2.88
     Savings deposits                              10,206         122        2.39               11,811          142        2.40
     Time deposits                                 43,539       1,188        5.46               38,653          929        4.81
     Federal funds purchased                        1,656          54        6.52                1,199           23        3.84
                                                 --------      ------                         --------       ------

         Interest-bearing liabilities              81,973       1,846        4.50               81,898        1,530        3.74
                                                               ------       -----                            ------       -----
     Non interest-bearing liabilities              11,317                                       10,025
     Shareholders' equity                          13,034                                       12,928
                                                 --------                                     --------

         Total liabilities and
              shareholders' equity               $106,324                                     $104,851
                                                 ========                                     ========

Net interest income (tax-equivalent
     basis) - interest spread                                   2,551        4.28%                            2,340        4.07%
                                                                            =====                                         =====

Tax equivalent adjustment (1)                                    (157)                                         (154)
                                                               ------                                        ------

Net interest income                                            $2,394                                        $2,186
                                                               ======                                        ======

Net interest income as a percentage
     of earning assets (tax-equivalent
     basis)                                                                  5.10%                                         4.72%
                                                                            =====                                         =====

(1) Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.

(2) The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


Table 2 - Changes in Tax Equivalent Net Interest Income

                                                              For the six months ended June 30,
                                                              ---------------------------------
                                                                        1995 Over 1994
                                                                        --------------
                                                               Total        Volume        Rate
                                                               -----        ------        ----
                                                                    (Dollars in thousands)
Increase (decrease) in interest income (1)
     Loans (2)                                                 $ 573        $ 160        $ 413
     Taxable securities                                          (33)         (84)          51
     Nontaxable securities (2)                                   (13)          21          (34)
     Other                                                         0           (2)           2
                                                               -----        -----        -----

         Net change in tax-equivalent income                     527           95          432

Increase (decrease) in interest expense (1)
     Interest-bearing transaction accounts                        46          (57)         103
     Savings deposits                                            (20)         (19)          (1)
     Time deposits                                               259          125          134
     Federal funds purchased                                      31           11           20
                                                               -----        -----        -----

         Net change in interest expense                          316           60          256
                                                               -----        -----        -----

         Net change in tax-equivalent
              net interest income                              $ 211        $  35        $ 176
                                                               =====        =====        =====

(1) The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $211,000 in the first six months of 1995 compared to 1994. The increase resulted from growth in the spread between interest rates earned on interest earning assets and rates paid on interest-bearing liabilities.

The increase in general market interest rates which occurred from the first quarter of 1994 through the first quarter of 1995 caused almost all of the Registrant's average rates to be higher in 1995 than in the prior year. The average prime lending rate in the first half of 1995 was 9.00%, compared to 6.46% in 1994. This has affected those loans whose rates float with the prime rate, which includes most of the commercial and agricultural loan portfolios and part of the consumer loan portfolio. Rates earned on adjustable rate mortgages have been rising significantly over the prior year due to an increased short-term Treasury Bill rate which serves as their base. The rate earned on taxable securities rose as a result of the general market increase. The decrease in the nontaxable securities rate was caused by maturities of higher yielding securities in the last half of 1994 and the first half of 1995.

The rise in general market interest rates caused increases in all interest-bearing liability categories in 1995 except for savings deposits. Rates paid on interest-bearing transaction accounts and time deposits rose as a result of competitive pressures in the Bank's market area. In spite of the rising trend in general market rates, rates paid on savings deposits did not increase in the Bank's market area in the first half of 1995.

Table 1 documents that the net interest income spread was 4.28% for the first six months of 1995, which represented a 21 basis point increase over the prior year. As rates earned on loans and securities increased in 1994, management strengthened the net interest income spread by raising rates paid on deposit accounts no faster than was necessitated by competition within its market area. As the increase in general market rates has slowed in the first quarter of 1995 and virtually stopped in the second quarter, management has maintained the net interest spread by (1) emphasizing loan growth and (2) holding steady the rates paid on deposit accounts except for special time certificate rate promotions. Management has attempted to stimulate loan demand through an officer calling program in the commercial and agricultural loans categories, direct consumer loan promotions and a new dealer reserve program for indirect loans.

In response to a decrease in short-term interest rates by the Federal Reserve Bank in early July 1995, the Bank dropped its prime lending rate from 9.00% to 8.75% on July 7, 1995. Management anticipates that short-term interest rates may experience another small increase in the third quarter of 1995 and be steady in the fourth quarter. This will have a negative impact on the interest rate yield on loans. The Bank will attempt to maintain its desired interest rate spread for the remainder of 1995 in two ways. First, the Bank will continue to emphasize loan growth to obtain the highest yield on its investable funds. Secondly, the Bank may decrease interest rates paid on deposit accounts where possible.

Table 1 shows growth over $3,700,000 in the average loans balance from 1994 to 1995 and a $3,100,000 decline in the average balance of taxable securities. Maturities of taxable securities have been used to fund loan growth since the Bank has experienced little deposit growth in 1995. The deposit mix changed significantly from 1994 to 1995 as the average balance of time deposits grew almost $4,900,000, while interest-bearing transaction accounts and savings deposits declined just over $5,250,000. The transfer of balances into the time deposits category reflected

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Interest Income - Continued

depositors' preference for the higher interest rates offered by this type of account. Part of the transfer was also due to depositor response to special interest rate promotions on time certificates in the first two quarters of 1995.


Allowance and Provision for Loan Losses

The allowance for loan losses increased $49,000 from December 31, 1994, to June 30, 1995. The allowance was 1.45% of gross loans at June 30, 1995, compared to 1.50% at December 31, 1994. The provision for loan losses was lower in the second quarter of 1995 than 1994, while the provision for the first half of 1995 was approximately the same as the prior year. Although net chargeoffs in the first six months of 1995 were less than the prior year, the provision for the period has remained about the same as 1994 due to an allowance for loan losses provided for the loan growth experienced in 1995.

Chargeoffs and recoveries for those loan categories with activity in the periods ended June 30 are listed below. There were no chargeoffs or recoveries in the agricultural or construction real estate mortgage loan categories in the first half of 1995 or 1994.

                                            1995                                     1994
                                            ----                                     ----
                                Chargeoffs         Recoveries            Chargeoffs         Recoveries
                                ----------         ----------            ----------         ----------
Commercial                       $  2,000           $ 6,000               $      0           $     0
Real estate mortgage -
     residential                    3,000                 0                 11,000                 0
Consumer                           35,000            23,000                 45,000            15,000
                                 --------           -------               --------           -------

                                 $ 40,000           $29,000               $ 56,000           $15,000
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

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Statement No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is classified as impaired when it is believed probable that all amounts due will not be collected according to the contractual terms of the loan agreement. An allowance for credit losses is allocated to an impaired loan when the present value of future expected cash flows discounted at the loan's effective interest rate is less than the recorded cash value. The implementation of Statement No. 114 was not material to the Registrant's allowance for loan losses.


Securities

Securities available for sale decreased $862,000 in the second quarter of 1995 and have been reduced $3,263,000 in the first half of 1995. Securities held to maturity declined $775,000 in the second quarter of 1995 after growing $1,793,000 in the first quarter of the year. Part of the decrease in securities available for sale and the first quarter increase in securities held to maturity was due to a reclassification of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

The market value of securities available for sale declined significantly in 1994 as a result of rising general market interest rates. This trend began to reverse in the first quarter of 1995 and continued in the second quarter as stable interest rates for securities caused the market values for securities to increase. The net unrealized loss on securities available for sale decreased from $843,000 at December 31, 1994, to $19,000 at June 30, 1995. Management anticipates the unrealized loss will change to an unrealized gain in the second half of 1995. However, management does not expect a dollar change in the second half to the extent experienced in the first six months of 1995.


Loans

Total loans grew $4,252,000 in the second quarter of 1995 after experiencing an increase of $1,394,000 in the first quarter. Commercial, residential real estate mortgages and consumer loans experienced increases of $2,150,000, $1,151,000 and $1,347,000, respectively in the second quarter. The growth in commercial loans resulted from a continued strong local economy which has increased loan demand and the Bank's officer call program which has concentrated on business customers. The increase in residential real estate mortgages was due to declining long-term interest rates, which have stimulated demand in the mortgage area. The higher consumer loan balance was primarily caused by increased indirect automobile lending, which has been stimulated by a new dealer reserve program.

Loan growth in the remainder of 1995 will be affected primarily by interest rates and by competition within the Bank's local market area. The officer call program will continue to be used for commercial and agricultural loans to attempt to continue and stimulate demand. The 25 basis point drop in the Bank's prime lending rate in early July 1995 may also bolster loan demand. New marketing strategies are being formulated to enable the Bank to be more competitive in residential real estate mortgage lending. In the consumer loan category, loan promotions are being used to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio. The consumer loans balance will be affected by the anticipated sale of the Bank's student loan portfolio in the third quarter of 1995. The balance of the student loan portfolio was $940,000 as of June 30, 1995.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. The statement requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a non-accrual basis, (2) loans, not included in non-accrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in non-accrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of June 30,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Loans - Continued

1995, and December 31, 1994, were as follows:

                                                                June 30,             December 31,
                                                                  1995                   1994
                                                                --------             ------------
Loans accounted for on a non-accrual basis                      $272,000               $640,000
Loans, not included in non-accrual loans, which are
     contractually past due 90 days or more as to
     interest or principal payments                               69,000                100,000
Loans, not included in non-accrual or loans past due
     90 days or more, which are considered troubled
     debt restructurings                                          85,000                 87,000
                                                                --------               --------

     Total                                                      $426,000               $827,000
                                                                ========               ========


Deposits

Total deposits increased $811,000 in the second quarter of 1995, after experiencing no growth in the first quarter of 1995. Management believes the lack of growth continues to be due to a very competitive interest rate environment for depositors' funds. Although the Bank had special time certificate interest rate promotions in March and June of 1995, the interest rates paid by the Bank on its deposit products are lower than some of its competitors. The Bank's alternative investment products have also affected deposit growth as funds for some of the products sold by the Bank have come from customers' deposit accounts.

The balance of time deposits grew $2,822,000 in the second quarter of 1995 which continued the good growth experienced in the previous quarter. The other three deposit categories decreased from March 31, 1995, to June 30, 1995. This represents a continuation of the trend which began in 1994. Depositors are shifting their funds to time deposits to gain the higher rates paid on this type of account. The Bank's special time certificates interest rate promotions also caused some depositors to move funds from the other deposit categories.

The Bank's management anticipates that it may decrease interest rates paid on some types of deposit accounts in the third quarter of 1995. This would help to maintain its interest rate spread in response to the drop in short-term lending rates in early July 1995. However, any pressure to decrease rates will be offset by the Bank's need to secure deposits to fund anticipated loan growth. The Bank's Asset/Liability Committee will review deposit rates to determine which is the more desired course of action.


Shareholders' Equity

Total shareholders' equity decreased $308,000 in the second quarter of 1995, in contrast to an increase of $483,000 in the first quarter. The second quarter decline resulted from the Registrant's purchase of its stock for $811,000. The increase in the first quarter of 1995 and an offset to the purchase effect in the second quarter was the Registrant's retention of earnings and a reduction in net unrealized depreciation on securities available for sale. The reduction in the net unrealized depreciation was due to steady interest rates on securities, which allowed securities' market values to increase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Shareholders' Equity - Continued

Shareholders' equity as a percentage of assets was 11.95% as of June 30, 1995, which represents a slight decrease from 12.13% as of December 31, 1994. The minimum regulatory capital percentages are 3% for the leverage ratio, 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Registrant's regulatory capital levels as of June 30, 1995, follows:

                                                         Capital                  Capital as % of
                                                          amount               risk adjusted assets
                                                       -----------             --------------------
Leverage capital                                       $13,094,000                     11.99%

Tier 1 capital                                         $13,094,000                     17.43%

Total risk-based capital (Tier 1 and Tier 2
     combined)                                         $14,182,000                     18.88%


Capital Resources

The Registrant decreased its capital $811,000 on April 28, 1995, as a result of the repurchase of 18,324 shares of its stock. In June 1995, the Bank signed a letter of intent to purchase a local insurance agency. No purchase price has yet been finalized for the agency. Management is conducting preliminary investigations into the acquisition of banks and insurance agencies and into branching. No agreements have been reached as a result of these preliminary investigations. Management has no other immediate plans for substantial use of its capital resources. However, management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

As of April 1, 1995, banking laws in the State of Michigan were amended to permit banks to compete directly with insurance agencies and investment companies. The Bank has formed a subsidiary to assist in any expansion of insurance or investment products. The subsidiary may be used in the purchase of the local insurance agency mentioned in the above paragraph. Management is continuing to review its opportunities in these new service areas.


Liquidity and Rate Sensitivity

Cash and cash equivalents increased $401,000 in the second quarter of 1995. The increase was due to a higher balance that was due from the Bank's correspondent banks. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 on page 21 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $6,589,000 at the one year repricing point as of June 30, 1995. The negative amount at the end of the second quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0 to 3 month repricing category. These rates paid on these deposit types can be immediately repriced; management will determine the rates necessary based on competitive rates and the need for deposited funds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Rate Sensitivity - Continued

Table 3 - Maturities and Repricing Schedule

                                                                             As of June 30, 1995
                                                                             -------------------
                                                   0 - 3           3 - 12            1 - 5           Over
                                                  Months           Months            Years          5 Years          Total
                                                 --------         --------          -------         -------         -------

                                                                     (Dollars in thousands)
Assets
     Loans                                       $ 23,461         $ 23,655          $19,249         $ 8,691         $ 75,056
     Interest-bearing deposits
         with banks                                    40                0                0               0               40
     Taxable securities                               615            2,066            9,530           6,768           18,979
     Nontaxable securities (1)                        200            1,066            3,507           4,413            9,186
                                                 --------         --------          -------         -------         --------
         Rate-sensitive assets                     24,316           26,787           32,286          19,872          103,261

Liabilities
     Interest-bearing transaction
         accounts                                  25,428                0                0               0           25,428
     Savings deposits                               9,696                0                0               0            9,696
     Time deposits                                  7,010           12,558           27,322               0           46,890
     Federal funds purchased                        3,000                0                0               0            3,000
                                                 --------         --------          -------         -------         --------

         Rate-sensitive liabilities                45,134           12,558           27,322               0           85,014
                                                 --------         --------          -------         -------         --------

         Rate-sensitive assets
              less rate-sensitive
              liabilities

              Asset (liability) gap
                  for the period                 $(20,818)        $ 14,229          $ 4,964         $19,872         $ 18,247
                                                 ========         ========          =======         =======         ========

              Cumulative asset
                  (liability) gap                $(20,818)        $ (6,589)         $(1,625)        $18,247
                                                 ========         ========          =======         =======

              Cumulative rate-
                  sensitive assets as
                  a percentage of
                  cumulative rate-
                  sensitive
                  liabilities                       53.87%           88.58%          98.09%         121.46%
                                                    ======           ======         =======         =======


The Registrant's management is aware of the inherent interest rate risk associated with gap management. With interest rate fluctuations expected in the next 3 to 12 months, the relationship between rate-sensitive assets and liabilities will be monitored by management and changes in the assets and liabilities will be made when deemed necessary. In the remainder of 1995 where interest rates are expected to be slightly decreasing in the third quarter and steady in the fourth quarter, management will attempt to raise the rates paid on rate-sensitive liabilities more slowly than the rates earned on rate-sensitive assets.

                                     PART II


Item 1.  Legal Proceedings

There are no pending legal proceedings to which the Registrant or its subsidiary, Sparta State Bank, is a party or which any of their property is subject, except for proceedings which have arisen in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant or its subsidiary as of and for the six month period ended June 30, 1995.


Item 2.  Changes in Securities

During the quarter ended June 30, 1995, there were no changes in the Registrant's securities which would cause any shareholder's rights to be materially modified, limited or qualified. Note 8 on page 12 documents the purchase of 18,324 shares of the Registrant's stock on April 28, 1995, which did not cause any shareholders' rights to be materially modified, limited or qualified.


Item 3.  Defaults Upon Senior Securities

There have been no defaults involving senior securities on the part of the Registrant.


Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 1995, the annual meeting of the Registrant was held. The following directors were elected by the shareholders to serve for a three year term to expire at the 1998 annual meeting:

                                         Votes For                Votes Withheld
                                         ---------                --------------
Lawrence D. Bradford                      318,568                      2,605
Lewis G. Emmons                           308,851                      8,148
Frank G. Berris                           314,394                      2,605
Stuart Goodfellow                         314,394                      2,605

There were no abstentions in the above voting for directors. Directors Jae M. Maxfield, Linda R. Pitsch and Jon E. Pike have terms of office that continue until the 1996 annual meeting. The terms of directors Dr. L. Edmond Eary, Jr., Walter Hill, Andrew Zamiara and William F. Cutler, Jr., run through the 1997 annual meeting.

The shareholders also approved Crowe Chizek & Company as the Registrant's Certifying Accountant for the 1995 calendar year. There were 321,438 votes cast for the approval. No votes were cast against the approval and there were no abstentions.


Item 5.  Other Information

Sparta State Bank, the Registrant's wholly owned subsidiary, has signed a letter of intent to purchase Bradford Insurance Centre, Ltd., which is a local independent insurance agency in Sparta, Michigan. The purchase is contingent on Sparta State Bank and Bradford Insurance Centre, Ltd., entering into a definitive acquisition or merger agreement. The acquisition or merger agreement is expected to be executed in the third quarter of 1995 and the purchase is expected to be completed by the end of 1995.

Item 6.  Exhibits and Reports on Form 8-K

              1.  Exhibits required by Item 601 of Regulation S-B

                  See Index to Exhibits

2.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                      1st Community Bancorp, Inc.




Date  August 8, 1995                  /s/ Jae M. Maxfield
      --------------                  -------------------
                                      President and Chief Executive Officer




Date  August 8, 1995                  /s/ Thomas L. Lampen
      --------------                  --------------------
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

10      Material Contracts - Not applicable

11 Statement Regarding Computation of Per Share Earnings - See Notes to the Consolidated Financial Statements, Note #1, Stock Dividend and
        Earnings and Cash Dividends Per Share Paragraph

15      Letter on Unaudited Interim Financial Information - Not applicable

18      Letter on Change in Accounting Principles - Not applicable

19      Report Furnished to Security Holders - Not applicable

22      Published Report Regarding Matters Submitted to Vote of Security
        Holders - Not applicable

23      Consents of Experts and Counsel - Not applicable

24      Power of Attorney - Not applicable

27      Financial Data Schedule - Filed herewith



Copies of any exhibits will be furnished to shareholders upon written request. Request should be directed to Tom Lampen, 1st Community Bancorp, Inc., 109 East Division, Sparta, Michigan 49345.