Form 10QSB
period 1995-09-30
1ST COMMUNITY BANCORP INC
filed 1995-11-07
CIK 803164

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934



For the quarterly period                    Commission file number 33-9110
ended September 30, 1995                                           -------
      ------------------

                         1st Community Bancorp, Inc.
--------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Michigan                                  38-2659066
-------------------------------        -------------------------------------
(State or other jurisdiction of        I.R.S. Employer Identification Number)
 incorporation or organization)

109 East Division, Sparta, Michigan 49345             (616)887-7366
-----------------------------------------        ---------------------------
(Address of principal executive offices)         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____



As of October 31, 1995, the registrant had outstanding 387,436 shares of common stock having a par value of $10 per share.

                              INDEX TO FORM 10-QSB




                                                                                                               Page #
                                                                                                               ------
PART I, Item 1, Financial Statements

         Consolidated Balance Sheets                                                                            1- 2

         Consolidated Statements of Income                                                                      3- 4

         Consolidated Statement of Shareholders' Equity                                                            5

         Consolidated Statements of Cash Flows                                                                     6

         Notes to the Consolidated Financial Statements                                                         7-12

PART I, Item 2, Management's Discussion and Analysis of
     Financial Condition and Results of Operations                                                             13-22

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

PART II, Item 3, Defaults Upon Senior Securities                                                               II- 1

PART II, Item 4, Submission of Matters to a Vote of
     Security Holders                                                                                          II- 1

PART II, Item 5, Other Information                                                                             II- 1

PART II, Item 6, Exhibits and Reports on Form 8-K                                                              II- 1

Signatures                                                                                                     II- 2

Index to Exhibits                                                                                              II- 3


                          1ST COMMUNITY BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS

                    September 30, 1995 and December 31, 1994


                                                                                  September 30,         December 31,
                                                                                      1995                  1994
                                                                                  -------------         ------------
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                           $  2,700,000          $  2,948,000

Securities available for sale (Note 2)                                              18,002,000            22,242,000

Securities held to maturity (fair value
    of $9,177,000 at September 30, 1995, and
    $7,949,000 at December 31, 1994) (Note 2)                                        8,971,000             8,168,000

Loans (Note 3)                                                                      77,515,000            69,410,000
Allowance for loan losses (Note 4)                                                  (1,105,000)           (1,039,000)
                                                                                  ------------          ------------

    Net loans                                                                       76,410,000            68,371,000

Premises and equipment - net                                                         2,523,000             2,510,000
Accrued interest receivable                                                          1,014,000               851,000
Other assets                                                                           763,000             1,047,000
                                                                                  ------------          ------------

         TOTAL ASSETS                                                             $110,383,000          $106,137,000
                                                                                  ============          ============



See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                    September 30, 1995 and December 31, 1994


                                                                                  September 30,         December 31,
                                                                                      1995                  1994
                                                                                  -------------         ------------
                                                                                   (Unaudited)

LIABILITIES
Deposits
    Demand                                                                        $  9,485,000          $ 10,966,000
    Interest-bearing transaction accounts                                           24,378,000            28,287,000
    Savings                                                                          9,559,000            10,838,000
    Time                                                                            48,606,000            41,145,000
                                                                                  ------------          ------------

         Total deposits                                                             92,028,000            91,236,000

Federal funds purchased                                                              3,800,000             1,000,000
Securities sold under agreements to repurchase                                          81,000                     0
Accrued interest payable                                                               345,000               291,000
Other liabilities                                                                      826,000               734,000
                                                                                  ------------          ------------

         Total liabilities                                                          97,080,000            93,261,000


COMMITMENTS AND CONTINGENCIES (Note 5)


SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
    authorized: 500,000; shares outstanding:
    387,436 at September 30, 1995, and 405,760
    at December 31, 1994 (Note 8)                                                    3,874,000             4,058,000
Surplus                                                                              3,484,000             4,111,000
Retained earnings                                                                    5,995,000             5,266,000
Net unrealized depreciation on securities
    available for sale, net of related tax benefit                                     (19,000)             (559,000)
Net unrealized depreciation on securities
    held to maturity, net of related tax benefit                                       (31,000)                    0
                                                                                  ------------          ------------

         Total shareholders' equity                                                 13,303,000            12,876,000
                                                                                  ------------          ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $110,383,000          $106,137,000
                                                                                  ============          ============




See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

            For the three months and nine months ended September 30,
                                  (Unaudited)



                                                        Three months ended                     Nine months ended
                                                        ------------------                     -----------------
                                                       1995               1994               1995               1994
                                                    ----------         ----------         ----------         ----------

Interest income
    Loans, including fees                           $1,843,000         $1,474,000         $5,171,000         $4,236,000
    Securities
         Taxable                                       293,000            312,000            929,000            981,000
         Nontaxable                                    123,000            139,000            396,000            421,000
    Other                                                1,000             12,000              4,000             15,000
                                                    ----------         ----------         ----------         ----------

             Total interest income                   2,260,000          1,937,000          6,500,000          5,653,000

Interest expense
    Deposits                                           986,000            799,000          2,778,000          2,306,000
    Other                                               35,000              8,000             89,000             31,000
                                                    ----------         ----------         ----------         ----------

             Total interest expense                  1,021,000            807,000          2,867,000          2,337,000
                                                    ----------         ----------         ----------         ----------

Net interest income                                  1,239,000          1,130,000          3,633,000          3,316,000

Provision for loan losses                               39,000             20,000             99,000             86,000
                                                    ----------         ----------         ----------         ----------

Net interest income after provision
    for loan losses                                  1,200,000          1,110,000          3,534,000          3,230,000

Other income
    Service charges on deposit
         accounts                                       85,000             66,000            233,000            200,000
    Other service charges and fees                      25,000             24,000             78,000             76,000
    Net security gains                                       0                  0             11,000              5,000
    Mortgage loan sales and servicing                   21,000             22,000             69,000             78,000
    Other income                                        21,000             27,000             96,000             80,000
                                                    ----------         ----------         ----------         ----------

             Total other income                        152,000            139,000            487,000            439,000




See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                     For the three months and nine months
                             ended September 30,
                                 (Unaudited)



                                                        Three months ended                     Nine months ended
                                                        ------------------                     -----------------
                                                       1995               1994               1995               1994
                                                    ----------         ----------         ----------         ----------
Other expenses
    Salaries and wages                              $  365,000         $  347,000         $1,078,000         $1,011,000
    Pension and other employee
         benefits                                       63,000             61,000            213,000            206,000
    Occupancy expense                                   46,000             50,000            146,000            138,000
    Furniture and equipment expense                     63,000             69,000            198,000            200,000
    Other expenses (Note 6)                            300,000            332,000            931,000            933,000
                                                    ----------         ----------         ----------         ----------

             Total other expenses                      837,000            859,000          2,566,000          2,488,000
                                                    ----------         ----------         ----------         ----------

Income before income tax                               515,000            390,000          1,455,000          1,181,000

Income tax expense (Note 7)                            132,000             77,000            364,000            254,000
                                                    ----------         ----------         ----------         ----------

NET INCOME                                          $  383,000         $  313,000         $1,091,000         $  927,000
                                                    ==========         ==========         ==========         ==========

Earnings per share (Note 1)                         $      .99         $      .77         $     2.76         $     2.28
                                                    ==========         ==========         ==========         ==========



See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             For the nine months ended September 30, 1995 and 1994
                                  (Unaudited)


                                                                                       Net Unrealized
                                                                                        Appreciation/
                                                                                       (Depreciation)
                                                                                  -----------------------
                                                                                  Securities      Securities
                                      Common                        Retained       Available        Held to
                                       Stock         Surplus        Earnings       for Sale        Maturity          Total
                                    ----------     ----------      ----------     ----------      ----------      -----------
Balances at January 1,
    1995                            $4,058,000     $4,111,000      $5,266,000      $(559,000)      $       0      $12,876,000

Net income for the period                    0              0       1,091,000              0               0        1,091,000

Purchase and retirement of
    stock                             (184,000)      (627,000)              0              0               0         (811,000)

Change in net unrealized
    appreciation/
    (depreciation) on
    securities, net of tax                   0              0               0        510,000          (1,000)         509,000

Reclassification of
    securities from
    available for sale
    to held to maturity                      0              0               0         30,000         (30,000)               0

Cash dividends ($.92 per
    common share)                            0              0        (362,000)             0               0         (362,000)
                                    ----------     ----------      ----------      ---------       ---------      -----------

Balances at
   September 30, 1995               $3,874,000     $3,484,000      $5,995,000      $ (19,000)      $ (31,000)     $13,303,000
                                    ==========     ==========      ==========      =========       =========      ===========

Balances at January 1,
    1994                            $3,246,000     $4,111,000      $5,304,000      $ 293,000       $       0      $12,954,000

Net income for the period                    0              0         927,000              0               0          927,000

5 for 4 stock split                    812,000              0        (812,000)             0               0                0

Change in net unrealized
    appreciation/
    (depreciation) on
    securities, net of tax                   0              0               0       (645,000)              0         (645,000)

Cash dividends ($.84 per
    common share)                            0              0        (339,000)             0               0         (339,000)
                                    ----------     ----------      ----------      ---------       ---------      -----------
Balances at
    September 30, 1994              $4,058,000     $4,111,000      $5,080,000      $(352,000)      $       0      $12,897,000
                                    ==========     ==========      ==========      =========       =========      ===========



See accompanying notes to the consolidated financial statements.

                          1ST COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the nine months ended September 30,
                                  (Unaudited)

                                                                                       1995                  1994
                                                                                   ------------          ------------

Cash flows from operating activities
    Net income                                                                     $  1,091,000          $    927,000
    Adjustments to reconcile net income to net cash
         from operating activities
         Net gain on sale of securities                                                 (11,000)               (5,000)
         Net amortization on securities                                                 105,000               131,000
         Loans originated for sale                                                   (1,444,000)           (2,365,000)
         Proceeds from loan sales                                                     1,472,000             1,939,000
         Provision for loan losses                                                       99,000                86,000
         Depreciation                                                                   166,000               174,000
         Changes in:
             Interest receivable and other assets                                      (141,000)              (36,000)
             Interest payable and other liabilities                                     146,000               (27,000)
                                                                                   ------------          ------------

                 Net cash from operating activities                                   1,483,000               824,000

Cash flows from investing activities
    Securities available for sale:
         Proceeds from sales of securities                                            1,171,000             1,489,000
         Proceeds from maturities of securities                                       2,586,000             4,969,000
         Purchase of securities                                                        (587,000)           (5,406,000)
    Securities held to maturity:
         Proceeds from maturities of securities                                       1,294,000             1,025,000
         Purchase of securities                                                        (350,000)           (1,839,000)
    Net customer loan activity                                                       (8,711,000)           (2,706,000)
    Loans sold                                                                          655,000               595,000
    Loans purchased                                                                    (110,000)                    0
    Net expenditures for premises and equipment                                        (179,000)              (18,000)
                                                                                   ------------          ------------

                 Net cash from investing activities                                  (4,231,000)           (1,891,000)

Cash flows from financing activities
    Net increase in deposits                                                            792,000             3,931,000
    Increase (decrease) in federal funds purchased                                    2,800,000            (1,300,000)
    Increase in securities sold under agreements
         to repurchase                                                                   81,000                     0
    Purchase and retirement of stock                                                   (811,000)                    0
    Cash dividends paid                                                                (362,000)             (339,000)
                                                                                   ------------          ------------

                 Net cash from financing activities                                   2,500,000             2,292,000
                                                                                   ------------          ------------

Net change in cash and cash equivalents                                                (248,000)            1,225,000
Cash and cash equivalents at beginning of period                                      2,948,000             2,071,000
                                                                                   ------------          ------------

Cash and cash equivalents at end of period                                         $  2,700,000          $  3,296,000
                                                                                   ============          ============

Supplemental disclosure of cash flow information
    Cash paid during the year for:
         Interest                                                                  $  2,814,000          $  2,342,000
         Income taxes                                                              $    340,000          $    305,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the nine month periods ended September 30, 1995, and September 30, 1994, and the Consolidated Statements of Shareholders' Equity and Cash Flows for the nine month periods ended September 30, 1995, and September 30, 1994. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The balance sheet at December 31, 1994, has been derived from the audited financial statements at that date.

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

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the 25% stock split in May 1994 and the purchase of 18,324 shares of stock in April 1995. The weighted average number of shares was 387,436 for the third quarter of 1995; 395,289 for the first nine months of 1995; and 405,670 for the third quarter and first nine months of 1994.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid. The shares outstanding has been adjusted for the 25% stock split in May 1994 and the purchase of 18,324 shares of stock in April 1995. The number of shares outstanding were 387,436 for the cash dividend paid in the second and third quarters of 1995 and 405,760 for the cash dividends paid in the first quarter of 1995 and the first three quarters of 1994.

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


NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at September 30, 1995, and December 31, 1994 were as follows:

                                                                         Gross            Gross           Approximate
                                                   Amortized          Unrealized        Unrealized            Fair
                                                      Cost                Gains           Losses             Value
                                                  -----------          ----------       ----------        -----------
Securities Available for Sale
September 30, 1995
U.S. Treasuries and
    U.S. Government agencies                      $ 6,054,000          $ 74,000         $ (28,000)        $ 6,100,000
Obligations of states and
    political subdivisions                          5,012,000            24,000           (47,000)          4,989,000
U.S. Government agencies
    backed by mortgages                             6,081,000            39,000           (87,000)          6,033,000
Other securities                                      884,000                 0            (4,000)            880,000
                                                  -----------          --------         ---------         -----------
    Total                                         $18,031,000          $137,000         $(166,000)        $18,002,000
                                                  ===========          ========         =========         ===========
December 31, 1994
-----------------
U.S. Treasuries and
    U.S. Government agencies                      $ 6,831,000          $  4,000         $(213,000)        $ 6,622,000
Obligations of states and
    political subdivisions                          7,613,000            18,000          (244,000)          7,387,000
U.S. Government agencies
    backed by mortgages                             7,757,000             8,000          (397,000)          7,368,000
Other securities                                      888,000                 0           (23,000)            865,000
                                                  -----------          --------         ---------         -----------
    Total                                         $23,089,000          $ 30,000         $(877,000)        $22,242,000
                                                  ===========          ========         =========         ===========

Securities Held to Maturity
September 30, 1995
Nontaxable obligations of
    states and political
    subdivisions                                  $ 8,971,000          $245,000         $ (39,000)        $ 9,177,000
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
                                                  ===========          ========         =========         ===========

Information regarding sales of securities available for sale for the nine months ended September 31, 1995, and 1994, follows.

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

For the nine months ended September 30, 1995, the change in net unrealized holding gain or loss on securities available for sale was an increase of $818,000. There were no sales or transfers of securities classified as held to maturity.

Securities with a book value of approximately $336,000 and $258,000 were pledged as collateral for public deposits and securities sold under agreements to repurchase at September 30, 1995, and December 31, 1994, respectively.


NOTE 3 - LOANS

Loans at September 30, 1995, and December 31, 1994, were classified as follows:

                                                                                  September 30,          December 31,
                                                                                      1995                   1994
                                                                                  -------------          ------------

Commercial                                                                          $22,321,000          $17,936,000
Agricultural                                                                          9,071,000            8,994,000
Real estate mortgage - construction                                                     470,000              237,000
Real estate mortgage - residential                                                   28,265,000           27,489,000
Consumer                                                                             17,388,000           14,754,000
                                                                                    -----------          -----------

Total                                                                               $77,515,000          $69,410,000
                                                                                    ===========          ===========

Loans held for sale included $190,000 of residential real estate mortgages and $913,000 of consumer loans as of September 30, 1995. Loans held for sale were accounted for at the lower of aggregate cost or market.

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the nine months ended September 30, follows:

                                                                                            1995              1994
                                                                                         ----------        ----------
Balance at beginning of period                                                           $1,039,000        $1,000,000

Provision charged to operating expense                                                       99,000            86,000
Recoveries credited to the allowance                                                         38,000            24,000
Loans charged-off                                                                           (71,000)          (71,000)
                                                                                         ----------        ----------

Balance at end of period                                                                 $1,105,000        $1,039,000
                                                                                         ==========        ==========


The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans as of September 30, 1995, was as follows:

Loans classified as impaired                                                                                $721,000
Less impaired loans for which no allowance for
    credit losses has been established                                                                       721,000
                                                                                                            --------
Impaired loans for which an allowance for credit
    losses has been determined                                                                              $      0
                                                                                                            ========

Allowance determined for above impaired loans                                                               $      0
                                                                                                            ========

Information regarding impaired loans for the nine months ended September 30, 1995, was as follows:

Average balance of impaired loans                                                                              $453,000
Interest income recognized on impaired loans                                                                     36,000
Interest income recognized on a cash-basis on
    impaired loans                                                                                               36,000

NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $1,674,000 were held at NBD Bank at September 30, 1995.

As of September 30, 1995, the Registrant had outstanding commitments to make loans totaling $7,611,000, the majority of which have variable interest rates. The Registrant had approximately $2,038,000 of unused lines of credit and $25,000 in letters of credit at September 30, 1995.

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)


NOTE 6 - OTHER EXPENSES

Other expenses for the nine months ended September 30, follows:

                                                                                                 1995            1994
                                                                                               --------        --------

Legal and professional                                                                         $146,000        $119,000
Computer processing                                                                             116,000         119,000
Supplies and postage                                                                            114,000          92,000
FDIC insurance                                                                                   97,000         151,000
Other                                                                                           458,000         452,000
                                                                                               --------        --------

    Total                                                                                      $931,000        $933,000
                                                                                               ========        ========


NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the nine months ended September 30, were as follows:

                                                                                              1995             1994
                                                                                            --------         --------
Current income tax expense                                                                  $372,000         $278,000
Deferred income tax expense/(benefit)                                                         (8,000)         (24,000)
                                                                                            --------         --------

    Income tax expense                                                                      $364,000         $254,000
                                                                                            ========         ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax exempt interest income.

The components of deferred tax assets and liabilities at September 30, 1995, and December 31, 1994, were as follows:

                                                                                  September 30,          December 31,
                                                                                      1995                   1994
                                                                                  ------------           ------------
Deferred tax assets:
    Allowance for loan losses                                                        $274,000               $249,000
    Postretirement benefits obligation                                                 94,000                 91,000
    Deferred loan fees                                                                 59,000                 83,000
    Deferred compensation                                                              52,000                 47,000
    Unrealized depreciation on securities available
         for sale                                                                      10,000                288,000
    Other                                                                              60,000                 45,000
                                                                                     --------               --------

         Total deferred tax assets                                                    549,000                803,000

                          1ST COMMUNITY BANCORP, INC.

                                  (Unaudited)



NOTE 7 - INCOME TAX EXPENSE - CONTINUED

                                                                                  September 30,          December 31,
                                                                                      1995                   1994
                                                                                  ------------           ------------
Deferred tax liabilities:
    Depreciation                                                                     $177,000               $175,000
    Pension fund asset                                                                 90,000                 96,000
    Other                                                                              14,000                  9,000
                                                                                     --------               --------

         Total deferred tax liabilities                                               281,000                280,000
                                                                                     --------               --------

         Net deferred tax asset                                                      $268,000               $523,000
                                                                                     ========               ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at September 30, 1995.


NOTE 8 - STOCK REPURCHASE

The Registrant repurchased 18,324 shares of its stock at $44.25 per share on April 28, 1995, which left 387,436 shares outstanding after the repurchase. The total amount paid for the stock was $811,000. The shares repurchased represented 4.5% of the shares outstanding prior to the repurchase.


NOTE 9 - ACCOUNTING PRONOUNCEMENTS

1st Community will implement Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", on December 31, 1995. Statement No. 107 requires that estimated fair values of financial instruments be disclosed, which will be disclosed as a footnote to 1st Community's financial statements.

1st Community will implement Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights", on January 1, 1996. This statement will change the accounting for mortgage servicing rights which are retained by the loan originator. Upon implementation, 1st Community will allocate the total cost of sold mortgage loans between the loan and the servicing rights, based on their relative fair values. This is in contrast to the current practice of assigning all costs to the mortgage loan. The cost allocated to the retained servicing rights will be recorded as a separate asset and will be amortized over the life of the loan. Implementation of Statement No. 122 will not have a material effect on 1st Community's financial statements.

                                     PART I


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion presents a review of the financial condition and results of operations of 1st Community Bancorp, Inc. ("1st Community") and its wholly-owned subsidiary, Sparta State Bank (the "Bank"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.


Net Income and Return on Average Assets and Shareholders' Equity
1st Community's net income increased $70,000 or 22% in the third quarter of 1995 compared to 1994 and has risen $164,000 or 18% in the first nine months of 1995 compared to the prior year. The improvement in both the third quarter and first nine months of 1995 resulted from higher net interest income. The growth in net interest income in 1995 has been caused by a wider spread between interest rates earned on interest earning assets and interest rates paid on interest-bearing liabilities than in the prior year. Much of this resulted from an increase in the balance of the Registrant's loan portfolio.

The return on average assets was 1.37% for the first nine months of 1995, compared to 1.18% for 1994. The return on average shareholders' equity was 11.14% for the first three quarters of 1995, compared to 9.59% in the prior year.


Cash and Stock Dividends
Cash dividends declared in the third quarter of 1995 were $124,000 or $.32 per common share, which represents a $.02 per share or 7% increase compared to the dividend paid in the same period in the prior year. The cash dividends paid in the first nine months of 1995 were $362,000 or $.92 per share, which was $.08 per share or 10% more than the dividend paid in the same period in 1994. The cash dividend payout percentage in the first three quarters of 1995 was 33.15%, compared to 36.60% in 1994.

As was noted in Footnote 1 to the Consolidated Financial Statements, 1st Community's Board of Directors declared a 5 for 4 stock split at its April 13, 1994 meeting. The split, payable to shareholders of record as of April 28, 1994, was paid on May 16, 1994.


Interest Income and Expense
Tables 1 and 2 on the following two pages provide pertinent information regarding interest income and expense for the nine month periods ended September 30, 1995, and September 30, 1994. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables will be referred to in the discussion of interest income, interest expense and net interest income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Table 1 - Average Balances and Tax Equivalent Interest Rates


                                                                 For the nine months ended September 30,
                                               -----------------------------------------------------------------------------
                                                             1995                                        1994
                                               ---------------------------------          ----------------------------------
                                                Average                  Average           Average                   Average
                                                Balance     Interest       Rate            Balance      Interest       Rate
                                               --------     --------     -------          --------      --------     -------

                                                                        (Dollars in thousands)
Assets
    Loans (1)                                  $ 72,322      $5,196       9.58%           $ 67,511       $4,249       8.39%
    Taxable securities (2)                       19,303         929       6.33              22,035          981       5.94
    Nontaxable securities (1)(2)                  9,500         600       8.38               9,319          638       9.13
    Other                                           110           4       4.85                 502           16       4.25
                                               --------      ------                       --------       ------
         Interest earning assets                101,235       6,729       8.86              99,367        5,884       7.90
                                                             ------                                      ------
    Non interest earning assets                   6,102                                      5,795
                                               --------                                   --------
         Total assets                          $107,337                                   $105,162
                                               ========                                   ========
Liabilities and Shareholders' Equity
    Interest-bearing transaction
         accounts                              $ 25,897         699       3.60            $ 30,009          673       2.99
    Savings deposits                             10,011         178       2.37              11,877          215       2.41
    Time deposits                                45,138       1,901       5.62              39,130        1,418       4.83
    Other                                         1,939          89       6.12               1,014           31       4.08
                                               --------      ------                        -------       ------
         Interest-bearing liabilities            82,985       2,867       4.61              82,030        2,337       3.80
                                                             ------      -----                           ------      -----
    Non interest-bearing liabilities             11,262                                     10,208
    Shareholders' equity                         13,090                                     12,924
                                               --------                                   --------
         Total liabilities and
             shareholders' equity              $107,337                                   $105,162
                                               ========                                   ========
Net interest income (tax-equivalent
    basis) - interest spread                                  3,862       4.25%                           3,547       4.10%
                                                                         =====                                       =====
Tax equivalent adjustment (1)                                  (229)                                       (231)
                                                             ------                                      ------
Net interest income                                          $3,633                                      $3,316
                                                             ======                                      ======
Net interest income as a percentage
    of earning assets (tax-equivalent
    basis)                                                                5.09%                                       4.76%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Table 2 - Changes in Tax Equivalent Net Interest Income

                                                                         For the nine months ended September 30,
                                                                         ---------------------------------------
                                                                                     1995 Over 1994
                                                                                     --------------
                                                                              Total        Volume       Rate
                                                                              -----        ------      ------
                                                                                 (Dollars in thousands)
Increase (decrease) in interest income (1)
    Loans (2)                                                                 $ 947        $ 317       $ 630
    Taxable securities                                                          (52)        (114)         62
    Nontaxable securities (2)                                                   (38)          15         (53)
    Other                                                                       (12)         (14)          2
                                                                              ------       -----       -----
         Net change in tax-equivalent income                                    845          204         641

Increase (decrease) in interest expense (1)
    Interest-bearing transaction accounts                                        26         (100)        126
    Savings deposits                                                            (37)         (34)         (3)
    Time deposits                                                               483          235         248
    Other                                                                        58           37          21
                                                                              -----        -----       -----
         Net change in interest expense                                         530          138         392
                                                                              -----        -----       -----
         Net change in tax-equivalent
             net interest income                                              $ 315        $  66       $ 249
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

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Net Interest Income
As shown in Tables 1 and 2, tax equivalent net interest income increased $315,000 in the first nine months of 1995 compared to 1994. The increase resulted from growth in the spread between interest rates earned on interest earning assets and rates paid on interest-bearing liabilities.

The increase in general market interest rates which occurred from the first quarter of 1994 through the first quarter of 1995 caused almost all of 1st Community's average rates to be higher in 1995 than in the prior year. The average prime lending rate in the first three quarters of 1995 was 8.86%, compared to 6.72% in 1994. This has affected those loans whose rates float with the Bank's prime rate, which includes most of the commercial and agricultural loan portfolios and part of the consumer loan portfolio. It has also caused a rise in rates on fixed rate loans at either loan renewal time or for new originations. Rates earned on adjustable rate mortgages have risen significantly over the prior year due to an increased short-term Treasury Bill rate which serves as their base. The rate earned on taxable securities rose as a result of the general market increase. The decrease in the nontaxable securities rate was caused by maturities of higher yielding securities which were replaced with securities bearing a lower interest rate.

The rise in general market interest rates caused increases in all interest-bearing liability categories in 1995 except for savings deposits. Rates paid on interest-bearing transaction accounts and time deposits rose as a result of competitive pressures in the Bank's market area. In spite of the rising trend in general market rates, rates paid on savings deposits did not increase in the Bank's market area in the first nine months of 1995.

Table 1 documents that the net interest income spread was 4.25% for the first nine months of 1995, which represented a 15 basis point increase over the prior year. As rates earned on loans and securities increased in 1994, management strengthened the net interest income spread by managing the extent to which rates the Bank paid on deposit accounts were increased. As the increase in general market rates has slowed in the first quarter of 1995 and was reversed slightly in the third quarter, the Bank's Asset/Liability Management Committee has maintained the Bank's net interest spread by (1) emphasizing loan growth and (2) holding steady or decreasing the rates paid on deposit accounts except for special time certificate rate promotions. Methods used to stimulate loan demand have included an officer calling program in the commercial and agricultural loans categories, direct consumer loan promotions and a new dealer reserve program for indirect loans.

In response to a decrease in short-term interest rates by the Federal Reserve Bank in early July 1995, the Bank dropped its prime lending rate from 9.00% to 8.75% on July 7, 1995. Short-term rates have been stable since that time. Management anticipates that short-term interest rates may experience another small decrease in the fourth quarter of 1995 and be steady or slightly falling in early 1996. Decreases in short-term interest rates will have a negative impact on the interest rate yield on loans. The Bank will attempt to maintain its desired interest rate spread by continuing to emphasize loan growth to obtain the highest yield on its investable funds and managing interest rates paid on deposit accounts.

Table 1 shows growth in excess of $4,750,000 in the average loans balance from 1994 to 1995 and a decline of approximately $2,750,000 in the average balance of taxable securities. Maturities of taxable securities have been used to fund loan growth since the Bank has experienced little deposit growth in 1995. The deposit mix changed significantly from 1994 to 1995 as the average balance of time deposits grew

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Net Interest Income - Continued
$6,000,000, while interest-bearing transaction accounts and savings deposits declined almost $6,000,000. The transfer of balances into the time deposits category reflected depositors' preference for the higher interest rates offered by this type of account. Part of the transfer was also due to depositor response to special interest rate promotions on time certificates in the first two quarters of 1995.


Allowance and Provision for Loan Losses
The allowance for loan losses increased $66,000 from December 31, 1994, to September 30, 1995. The allowance was 1.43% of gross loans at September 30, 1995, compared to 1.50% at December 31, 1994. The provision for loan losses was lower in the second quarter of 1995 than 1994, while the provision for the first half of 1995 was approximately the same as the prior year. Although net chargeoffs in the first six months of 1995 were less than the prior year, the provision for the period has remained about the same as 1994 due to an allowance for loan losses provided for the loan growth experienced in 1995.

Chargeoffs and recoveries for those loan categories with activity in the periods ended September 30 are listed below. There were no chargeoffs or recoveries in the agricultural or construction real estate mortgage loan categories in the first three quarters of 1995 or 1994.

                                                               1995                                    1994
                                                               ----                                    ----
                                                  Chargeoffs        Recoveries           Chargeoffs         Recoveries
                                                  ----------        ----------           ---------          ----------
Commercial                                         $  2,000          $ 6,000               $      0          $     0
Real estate mortgage -
    residential                                       3,000                0                 11,000                0
Consumer                                             66,000           32,000                 60,000           24,000
                                                   --------          -------               --------          -------

                                                   $ 71,000          $38,000               $ 71,000          $24,000
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

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" on January 1, 1995. Statement No. 114 addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. A loan is classified as impaired when it is believed probable that all amounts due will not be collected according to the contractual terms of the loan agreement. An allowance for credit losses is allocated to an impaired loan when the present value of future expected cash flows discounted at the loan's effective interest rate is less than the recorded cash value. The implementation of Statement No. 114 was not material to 1st Community's allowance for loan losses.


Securities
Securities available for sale decreased $977,000 in the third quarter of 1995 and have been reduced $4,240,000 in the first nine months of 1995. Securities held to maturity declined $215,000 in the third quarter of 1995, but have increased slightly over

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Securities - Continued
$800,000 in the first three quarters of 1995. The increase in securities held to maturity and part of the decrease in securities available for sale was due to a reclassification of approximately $1,800,000 of securities from the available for sale classification to the held to maturity classification. Management believed that the reclassification was prudent since management had both the positive intent and ability to hold the securities to maturity. The remainder of the balance decline in securities available for sale resulted from the use of amounts received from maturing securities to fund the Bank's loan demand.

Management anticipates the balance in both securities categories will decline in the remainder of 1995 and early 1996. This is based on the belief that loan growth will continue to exceed deposit growth and maturing funds from securities will be used to supplement deposits.

The market value of securities available for sale declined significantly in 1994 as a result of rising general market interest rates. This trend began to reverse in the first quarter of 1995 and continued in the second quarter as stable interest rates for securities caused the market values for securities to increase. The net unrealized loss on securities available for sale decreased from $843,000 at December 31, 1994, to $19,000 at June 30, 1995. Slightly
declining interest rates in the third quarter of 1995 stopped the trend of increasing market values for securities; the net unrealized loss grew only by $10,000 between June 30, 1995, and September 30, 1995. Management anticipates the unrealized loss will not experience any significant change for the rest of 1995 and early 1996.


Loans
Total loans grew $2,459,000 in the third quarter of 1995, which slowed to slightly more than half of the increase experienced in the second quarter of the year. Commercial and consumer loans experienced increases of $1,301,000 and $942,000, respectively in the third quarter. Residential real estate mortgage loans remained steady after a strong period in the second quarter.
The third quarter growth in commercial loans resulted from a continued strong local economy which has increased loan demand and the Bank's officer call program which has concentrated on business customers. The higher consumer loan balance was primarily caused by increased indirect automobile lending, which continued to be stimulated by a new dealer reserve program.

Loan growth in future months will be affected primarily by interest rates and by competition within the Bank's local market area. The officer call program will continue to be used for commercial and agricultural loans to attempt to continue and stimulate demand. New marketing strategies, such as the hiring of a mortgage loan originator, have been implemented to enable the Bank to be more competitive in residential real estate mortgage lending. In the consumer loan category, loan promotions are being used to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio. The consumer loans balance will be affected by the anticipated sale of the Bank's student loan portfolio in October 1995. The balance of the student loan portfolio was $913,000 as of September 30, 1995.

1st Community implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. The statement requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Loans - Continued
loans. Nonperforming loans are comprised of (1) loans accounted for on a non-accrual basis, (2) loans, not included in non-accrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in non-accrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of September 30, 1995, and December 31, 1994, were as follows:

                                                                                   September 30,          December 31,
                                                                                       1995                   1994
                                                                                   ------------           ------------
Loans accounted for on a non-accrual basis                                           $326,000               $640,000
Loans, not included in non-accrual loans, which are
    contractually past due 90 days or more as to
    interest or principal payments                                                    265,000                100,000
Loans, not included in non-accrual or loans past due
    90 days or more, which are considered troubled
    debt restructurings                                                               162,000                 87,000
                                                                                     --------               --------
    Total                                                                            $753,000               $827,000
                                                                                     ========               ========

The increase in the past due 90 days or more and the troubled debt restructurings categories between the end of 1994 and September 30, 1995, were caused by one loan in each. The Bank believes both loans are well secured.


Deposits
Total deposits were unchanged in the third quarter of 1995 and have increased less than $800,000 since December 31, 1994. The only quarter in 1995 where total deposits have experienced growth was the second quarter where they increased $811,000. Management believes the lack of growth continues to be due to a very competitive interest rate environment for depositors' funds. Competition has existed in the form of traditional deposit products as well as non-deposit accounts such as mutual funds and annuities. A rising stock market has also taken available funds from those individuals who are willing to assume the additional risk. With loan growth continuing strong through the end of 1995's third quarter, the Bank's management is concerned about the lack of deposit growth in 1995 and is investigating its options to gain more deposit dollars. One option of raising the rates paid on deposit accounts may bring in more deposit dollars but would have a negative impact on net interest margin.

The balance of time deposits grew $1,716,000 in the third quarter of 1995 which continued the substantial growth experienced in the first two quarters of the year. Balances in the other three deposit categories continued to decrease which represents a continuation of the trend which began in 1994. Depositors are shifting their funds to time deposits to gain the higher rates paid on this type of account. The Bank's special time certificates interest rate promotions in the first two quarters of 1995 also caused some depositors to move funds from the other deposit categories.

The Bank's Asset/Liability Management Committee (the "Committee") decreased interest rates paid on some types of deposit accounts in the third quarter of 1995. This helped to maintain the Bank's interest rate spread in response to the drop in short-term lending rates in early July 1995. However, drops in rates paid on the Bank's deposit accounts tended to worsen the deposit growth problem mentioned above. The Committee will attempt to balance the desired interest rate spread against the need for deposits as it makes its decisions in the rest of 1995 and into 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Shareholders' Equity
Total shareholders' equity increased $252,000 in the third quarter of 1995 and has grown $427,000 since the end of 1994. The retention of earnings in the first nine months of 1995 was offset by 1st Community's purchase of its stock for $811,000 in April 1995. A decrease in net unrealized depreciation on securities available for sale has also had a positive impact on total equity. The reduction in net unrealized depreciation was due to steady interest rates on securities, which allowed securities' market values to increase through the middle of 1995.

Shareholders' equity as a percentage of assets was 12.05% as of September 30, 1995, compared to 12.13% as of December 31, 1994. The minimum regulatory capital percentages are 3% for the leverage ratio, 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. 1st Community's regulatory capital levels as of September 30, 1995, follows:

                                                                           Capital                Capital as % of
                                                                           amount             risk adjusted assets
                                                                        -----------           --------------------
Leverage capital                                                        $13,353,000                    12.09%

Tier 1 capital                                                          $13,353,000                    16.68%

Total risk-based capital (Tier 1 and Tier 2
    combined)                                                           $14,458,000                    18.06%


Capital Resources
1st Community decreased its capital $811,000 on April 28, 1995, as a result of the repurchase of 18,324 shares of its stock. In June 1995, the Bank signed a letter of intent to purchase a local insurance agency. No purchase price has yet been finalized for the agency. Management is conducting preliminary investigations into the acquisition of banks and insurance agencies and into branching. No agreements have been reached as a result of these preliminary investigations. Management has no other immediate plans for substantial use of its capital resources. However, management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for 1st Community or the Bank.

As of April 1, 1995, banking laws in the State of Michigan were amended to permit banks to compete directly with insurance agencies and investment companies. The Bank has formed a subsidiary to assist in any expansion of insurance or investment products. The subsidiary will be used in the purchase of the local insurance agency mentioned in the above paragraph. Management is continuing to review its opportunities in these new service areas.


Liquidity and Rate Sensitivity
Cash and cash equivalents decreased by $190,000 in the third quarter of 1995. The decrease was due to a lower balance that was due from the Bank's correspondent banks. 1st Community's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Liquidity and Rate Sensitivity - Continued
Table 3 - Maturities and Repricing Schedule

                                                                        As of September 30, 1995
                                                                        ------------------------
                                                  0 - 3          3 - 12           1 - 5            Over
                                                Months           Months           Years         5 Years           Total
                                               --------         --------         -------        -------         --------
                                                                          (Dollars in thousands)
Assets
    Loans                                      $ 23,492         $ 23,528         $20,620        $ 9,875         $ 77,515
    Interest-bearing deposits
         with banks                                  49                0               0              0               49
    Taxable securities                            1,994            1,212           7,915          6,881           18,002
    Nontaxable securities (1)                       885              180           3,497          4,409            8,971
                                               --------         --------         -------        -------         --------
    Rate-sensitive assets                        26,420           24,920          32,032         21,165          104,537

Liabilities
    Interest-bearing transaction
         accounts                                24,378                0               0              0           24,378
    Savings deposits                              9,559                0               0              0            9,559
    Time deposits                                 8,147           13,220          27,239              0           48,606
    Federal funds purchased                       3,800                0               0              0            3,800
    Repurchase agreements                            81                0               0              0               81
                                               --------         --------         -------        -------         --------
         Rate-sensitive liabilities              45,965           13,220          27,239              0           86,424
                                               --------         --------         -------        -------         --------
         Rate-sensitive assets
             less rate-sensitive
             liabilities

             Asset (liability) gap
                 for the period                $(19,545)        $ 11,700         $ 4,793        $21,165         $ 18,113
                                               ========         ========         =======        =======         ========
             Cumulative asset
                 (liability) gap               $(19,545)        $ (7,845)        $(3,052)       $18,113
                                               ========         ========         =======        =======
             Cumulative rate-
                 sensitive assets as
                 a percentage of
                 cumulative rate-
                 sensitive
                 liabilities                      57.48%          86.75%          96.47%         120.96%
                                                  ======          ======         =======         =======

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $7,845,000 at the one year repricing point as of September 30, 1995. The negative amount at the end of the third quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0 to 3 month repricing category. These rates paid on these deposit types can be immediately repriced; management will determine the rates necessary based on competitive rates and the need for deposited funds.

Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations - Continued

Liquidity and Rate Sensitivity - Continued
1st Community's management is aware of the inherent interest rate risk associated with gap management. With interest rate fluctuations expected in the next 3 to 12 months, the relationship between rate-sensitive assets and liabilities will be monitored by management and changes in the assets and liabilities will be made when deemed necessary. In the remainder of 1995 where management believes that short-term rates may be declining, management will attempt to manage the rates charged on rate-sensitive assets and rates paid on rate-sensitive liabilities to maintain its desired net interest margin.

                                    PART II


Item 1.  Legal Proceedings

There are no pending legal proceedings to which 1st Community or its subsidiary, Sparta State Bank, is a party or which any of their property is subject, except for proceedings which have arisen in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of 1st Community or its subsidiary as of and for the nine month period ended September 30, 1995.


Item 2.  Changes in Securities

During the quarter ended September 30, 1995, there were no changes in 1st Community's securities which would cause any shareholder's rights to be materially modified, limited or qualified.


Item 3.  Defaults Upon Senior Securities

There have been no defaults involving senior securities on the part of the Registrant.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.


Item 5.  Other Information

Sparta State Bank, 1st Community's wholly owned subsidiary, has signed a letter of intent to purchase Bradford Insurance Centre, Ltd., which is a local independent insurance agency in Sparta, Michigan. The purchase is contingent on Sparta State Bank and Bradford Insurance Centre, Ltd., entering into a definitive acquisition or merger agreement. The acquisition or merger agreement is expected to be executed in the fourth quarter of 1995 and the purchase is expected to be completed by the end of 1995.


Item 6.  Exhibits and Reports on Form 8-K

             1.  Exhibits required by Item 601 of Regulation S-B

                  See Index to Exhibits

2.  Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    1st Community Bancorp, Inc.




Date  November 2, 1995              /s/ Jae M. Maxfield
      ----------------                  ---------------
                                        President and Chief Executive Officer




Date  November 2, 1995              /s/ Thomas L. Lampen
      ----------------                  ---------------
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