Form 10KSB40
period 1995-12-31
1ST COMMUNITY BANCORP INC
filed 1996-03-29
CIK 803164

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

     __X__ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1995

     _____     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________________ to
               _____________________

                      Commission File Number: 33-9110

                        1ST COMMUNITY BANCORP, INC.

              (Name of Small Business Issuer in its Charter)

                  MICHIGAN                          38-2659066
        (State or Other Jurisdiction             (I.R.S. Employer
      of Incorporation or Organization)        Identification No.)

              109 EAST DIVISION
              SPARTA, MICHIGAN                         49345
  (Address of Principal Executive Offices)          (Zip Code)

      Issuer's Telephone Number, including Area Code:  (616) 887-7366

      Securities Registered under Section 12(g) of the Exchange Act:
                 COMMON STOCK, $10.00 PAR VALUE PER SHARE
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__     No _____

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   (X)

State issuer's revenues for its most recent fiscal year. The issuer's revenues for the year ended December 31, 1995, were $9,455,000.

As of February 29, 1996, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $18,616,000. This amount is based on an average bid price of $38.35 per share for the registrant's stock as of such date.

As of February 29, 1996, the issuer had outstanding 485,413 shares of Common Stock, par value $10 per share.

                    DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5, 6, and 7, incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995.

Part III, Items 9, 10, 11, and 12, incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Annual Meeting of
Shareholders to be held April 30, 1996.






































                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         1st Community Bancorp, Inc. ("Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed for the purpose of acquiring all of the capital stock of Sparta State Bank ("Bank") to form a bank holding company. The Bank became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 1995, was the Bank. Effective January 1, 1996, the Bank acquired all of the outstanding common stock of Bradford Insurance Centre, Ltd. ("Insurance Agency"). The Insurance Agency is an independent insurance agency headquartered in Sparta, Michigan.

         The Registrant's business is concentrated in a single industry segment - commercial banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit, and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships, and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory, and real estate. The Bank's consumer loan and residential mortgage loan departments make direct loans to consumers and purchasers of residential property. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

         The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently, the Bank serves these markets through two full-service offices and one off-premises automated transaction machine. The Registrant and the Bank have no foreign assets or income.

         The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 75% of total revenues in 1995, 70% in 1994, and 67% in 1993. Interest on investment securities accounted for 18% of total revenues in 1995, 23% in 1994, and 24% in 1993.





                       I-2
COMPETITION

         The business of banking is highly competitive. The Bank's competition primarily comes from other financial institutions located within Sparta, Michigan, and the Kent County area. There are a number of larger commercial banks in the Bank's primary market area.

         The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions, and commercial finance and leasing companies for deposits, loans, and service business. Money market mutual funds, brokerage houses, and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits, and the fees charged for services) and the convenience and quality of services rendered to customers.

SUPERVISION AND REGULATION

         Banks and bank holding companies are extensively regulated. The Registrant is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Registrant's activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Registrant to acquire control of any additional banks or other operating subsidiaries.

         The Bank is chartered under state law and is subject to regulation by the Financial Institutions Bureau of the State of Michigan. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Bank became a member of the Federal Home Loan Bank system in March 1993. This provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

         The Bank filed two branch applications on March 4, 1996. The proposed branches, which will be located in Cedar Springs, Michigan, and Grand Rapids, Michigan, are subject to final approval by the Federal Reserve Board. Approval of the branches is expected to occur in the second quarter of 1996.



                       I-3
         The Registrant is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank can lend or otherwise supply funds to the Registrant. In addition, payment of dividends to the Registrant by the Bank is subject to various state and federal regulatory limitations.

         Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to the Bank and to commit resources to support it. Under federal law, the FDIC also has authority to impose special assessments on insured depository institutions to repay FDIC borrowings from the United States Treasury or other sources and to establish semiannual assessment rates on Bank Insurance Fund ("BIF") member banks to maintain the BIF at the designated reserve ratio required by law.

          Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments, and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

          Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA"), a bank holding company now may make certain interstate acquisitions even if state law would otherwise prohibit it. Starting June 1, 1997, a bank may make certain interstate acquisitions unless one of the states has enacted legislation prohibiting interstate bank acquisitions. An interstate acquisition may occur earlier if the states of the buying and selling banks both have enacted laws permitting interstate acquisitions by all out-of-state banks. IBBEA also permits a bank to establish a DE NOVO branch in another state if the state has a law expressly permitting all out-of-state banks to establish DE NOVO branches in that state. In November 1995, Michigan enacted legislation permitting a Michigan bank to sell one or more of its branches to an out-of-state bank if that bank's state law permits a Michigan bank to purchase branches of banks located in that state. The Michigan legislation also permits a Michigan bank to purchase one or more branches of an out-of-state bank, but the Michigan bank must receive the approval of the Financial Institutions Bureau of the State of Michigan before operating the purchased branch or branches.






                       I-4
EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

          The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property are exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings, or competitive position of the Registrant or the Bank, or where compliance with these provisions will adversely affect a borrower's ability to comply with the terms of loan contracts.

EMPLOYEES

          As of February 29, 1996, the Bank employed forty-one persons on a full-time basis and thirteen persons on a part-time basis. The Insurance Agency employed thirteen persons on a full-time basis and three persons on a part-time basis. The Registrant's only employees as of the same date were its four executive officers. The Registrant, Bank, and Insurance Agency believe their relations with their employees to be good.

STATISTICAL INFORMATION

          Additional statistical information describing the business of the Registrant appears on the following pages and in Management's Discussion and Analysis or Plan of Operation incorporated by reference in Item 6 and in the consolidated financial statements and the notes thereto incorporated by reference in Item 7.

          The following statistical information should be read in conjunction with Management's Discussion and Analysis or Plan of Operation, and the consolidated financial statements and notes thereto included elsewhere or incorporated by reference herein.

INVESTMENT PORTFOLIO

          Presented below is the amortized cost of investment securities as of December 31, 1995, and 1994, a schedule of maturities of investment securities as of December 31, 1995, and the weighted average yield of investment securities as of December 31, 1995.






                       I-5

                                                                                                 AMORTIZED
                                             1 YEAR      1 YEAR-   5 YEARS-   AFTER     TOTAL     COST AT
                                            OR LESS      5 YEARS   10 YEARS  10 YEARS    <F1>     DEC. 31,
                                             MATURITY DISTRIBUTION AS OF DECEMBER 31, 1995         1994
                                                        (Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
  Government agencies <F2>                 $   2,494    $  7,069   $   872   $    --   $10,435   $   14,588

Obligations of states and
  political subdivisions                       1,585       5,546     3,844       506    11,481        7,613

Other securities <F3>                             --         273        --        --       305          303

  Totals                                   $   4,079    $ 12,888   $ 4,716   $   506   $22,221   $   22,504


SECURITIES HELD TO MATURITY
Obligations of states and
  political subdivisions                   $      --    $     --   $    --   $    --   $    --   $    8,168


OTHER SECURITIES
Federal Reserve Bank and Federal
  Home Loan Bank stock <F3>                $      --    $     --   $    --   $    --   $   585   $      585

                                         WEIGHTED AVERAGE INTEREST RATES AS OF DECEMBER 31, 1995
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
  Government agencies                           6.60%       6.49%     7.17%       --%     6.57%

Obligations of states and
  political subdivisions <F4>                   6.01        7.79      7.34      9.06      7.45

Other securities                                  --        6.10        --        --      5.46

OTHER SECURITIES
Federal Reserve Bank and
  Federal Home Loan Bank stock                    --          --        --        --      7.28%

          The Bank had no holdings of investment securities from any one issuer at December 31, 1995, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Treasury securities and U.S. Government agency securities.
                                     I-6
<F1> This column represents the total of the maturity distribution and the amortized cost at December 1, 1995.

<F2> Maturities of mortgage-backed securities are classified according to their estimated average maturity. The majority of mortgage-backed securities are classified in the 1 year to 5 years category.

<F3> The total column includes securities which have no stated maturity.

<F4> The interest rate is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

          The following schedule presents the maturities of loans
(excluding real estate mortgage loans and installment loans). Also presented are loans over one year in maturity, classified according to the sensitivity to changes in interest rates.

                                                            1 YEAR     1 YEAR-      AFTER
                                                            OR LESS    5 YEARS      5 YEARS        TOTAL

                                                                      (Dollars in thousands)
LOAN MATURITIES AS OF DECEMBER 31, 1995 <F1>

Commercial                                                $   9,989     $ 11,233    $  1,952     $  23,174
Agricultural                                                  4,935        3,519       1,059         9,513
Real estate - construction                                      805           --          --           805

  Totals                                                  $  15,729     $ 14,752    $  3,011     $  33,492

LOAN SENSITIVITY TO CHANGES IN INTEREST RATES
AS OF DECEMBER 31, 1995

Loans which have predetermined interest
  rates                                                                 $  7,518    $  1,678     $   9,196
Loans which have floating or adjustable
  interest rates                                                           7,234       1,333         8,567

  Totals                                                                $ 14,752    $  3,011     $  17,763




                                       I-7

<F1>   Loan maturities are classified according to the contractual maturity date or the anticipated amortization period, whichever is appropriate.  The anticipated amortization period is used in the case of loans where a balloon payment is due before the end of the loan's normal amortization period.  At the time the balloon payment is due, the loan can either be rewritten or payment in full can be requested.  The decision as to whether the loan will be rewritten or a payment in full will be requested will be based upon the loan's payment history, the borrower's current financial condition, and other relevant factors.


RISK ELEMENTS

          The following loans were classified as nonperforming as of December 31:

                                                               1995              1994
Loans accounted for on a nonaccrual basis                  $  624,000        $  640,000

Accruing loans which are contractually past due 90
  days or more as to principal or interest payments            26,000           100,000

Loans not included above which are "troubled debt
  restructurings"                                             106,000            87,000

  Totals                                                   $  756,000        $  827,000

          Interest on the above loans which would have been earned had the loans been in an accrual or performing status was approximately $85,000, $83,000, and $52,000 for 1995, 1994, and 1993, respectively. The interest that was actually recorded when received was approximately $68,000, $49,000, and $37,000 for 1995, 1994, and 1993, respectively.

          A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.

POTENTIAL PROBLEM LOANS

          At December 31, 1995, there were $1,179,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. $247,000 was 90% guaranteed and $136,000 was 80% guaranteed by the Farmers Home Administration.




                       I-8
LOAN CONCENTRATIONS

          As of December 31, 1995, there was no concentration of loans exceeding 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio listing in Note 6 to the consolidated financial statements incorporated by reference in Item 7 of this report.

OTHER INTEREST-BEARING ASSETS

          As of December 31, 1995, there were no other interest-bearing assets that would be required to be disclosed in the loan portfolio listing if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE

          The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

                                                                         YEAR ENDED
                                                                         DECEMBER 31
                                                                    1995            1994
                                                                         (Dollars in
                                                                         thousands)
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Balance at beginning of period                                     $  1,039       $  1,000

Charge-offs:
  Commercial                                                              2              4
  Agricultural                                                           --             10
  Real estate - construction                                             --             --
  Real estate - mortgage                                                  3             11
  Consumer                                                              120             94

                                                                        125            119
Recoveries:
  Commercial                                                              6             --
  Agricultural                                                           --             --
  Real estate - construction                                             --             --
  Real estate - mortgage                                                 --             --
  Consumer                                                               37             32

                                                                         43             32

Net charge-offs                                                          82             87
Additions charged to operations <F1>                                    164            126
                                      I-9
Balance at end of period                                           $  1,121       $  1,039

Daily average gross loans outstanding                              $ 74,223       $ 68,077

Percentage of net charge-offs during the period to average
  loans outstanding during the period                                   .11%           .13%

<F1>   The amount of additions to the allowance for loan losses charged to operations during the periods shown was based on management's judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions.  The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations which, in the opinion of management, deserve current recognition in estimating possible loan losses.

          The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the dates indicated.

                                                               Allocation of the
                                                           Allowance for Loan Losses

                                                              AS OF DECEMBER 31,
                                                         1995                 1994
                                                               PERCENT              PERCENT
                                                              OF LOANS             OF LOANS
                                                               IN EACH              IN EACH
                                                    ALLOW-    CATEGORY   ALLOW-     CATEGORY
                                                    ANCE      TO TOTAL    ANCE      TO TOTAL
                                                    AMOUNT      LOANS    AMOUNT      LOANS

                                                            (Dollars in thousands)
Commercial                                        $   226       29.30%   $   190     25.84%

Agricultural                                           73       12.03         78     12.96

Real estate - construction                              2        1.02         --       .34

Real estate - mortgage                                 80       36.47         94     39.60

Consumer                                              357       21.18        262     21.26

Unallocated                                           383         N/A        415       N/A

Totals                                            $ 1,121      100.00%   $ 1,039    100.00%

                      I-10
          The level of charge offs or recoveries did not change significantly in any loan category in 1995 or 1994.

          The increase in the allowance for loan losses allocated to consumer loans resulted from growth in indirect automobile lending. Management believes this type of loan to be of a higher risk level than direct consumer loans. No other allocations changed significantly in either 1995 or 1994.

DEPOSITS

          The following schedule presents daily average balances and the average interest rate paid by the deposit category for 1995 and 1994. It also presents the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1995.

                                                   DAILY                     AVERAGE
                                             AVERAGE BALANCES              RATE PAID
                                             1995        1994            1995      1994
                                          (Dollars in thousands)
AVERAGE BALANCES AND RATES

Demand deposits                           $ 10,149      $  9,488            --%       --%

Interest-bearing
  transaction accounts                      25,522        30,027          3.57      3.12

Savings deposits                             9,845        11,700          2.33      2.41

Time deposits                               45,930        39,557          5.70      4.89

  Total deposits                          $ 91,446      $ 90,772

MATURITIES OF TIME CERTIFICATES OF
  DEPOSIT ISSUED IN DENOMINATIONS
  OF $100,000 OR MORE

Maturities of 3 months or less            $  1,463

Maturities over 3 months
through 6 months                             1,486

Maturities over 6 months
through 12 months                            1,967

Maturities over 12 months                    3,024

  Total                                   $  7,940

                      I-11

RETURN ON EQUITY AND ASSETS

          The following schedule presents the ratios indicated for 1995, 1994, and 1993.

                                                                   YEAR ENDED DECEMBER 31,
                                                                 1995         1994      1993
Return on assets (net income divided by average
  total assets)                                                  1.36%        1.18%     1.22%

Return on equity (net income divided by average
  equity)                                                       11.09         9.62     10.19

Dividend payout ratio (dividends declared per
  share divided by net income per share)                        37.64        37.73     34.16

Equity to assets ratio (average equity divided
  by average total assets)                                      12.27        12.25     11.95


ITEM 2.   DESCRIPTION OF PROPERTY

          The Bank operated two offices as of February 29, 1996: its main office located at 109 East Division, Sparta, Michigan, and its branch office located at 416 West Division, Sparta. Both properties are owned by the Bank. The Bank's main office comprises 24,000 square feet, all of which is occupied by the Bank. The current structure has nine teller windows, one automatic teller machine, and four drive-through windows available to serve the Bank's customers. Approximately thirty-five parking spaces are provided.

          The Bank's branch office comprises 7,000 square feet, of which approximately 3,000 is occupied by the Bank and 4,000 is occupied by the Insurance Agency. The branch has five teller windows, one automatic teller machine, and three drive-through windows available to serve the Bank's customers. Approximately twenty-three parking spaces are provided.

          The Insurance Agency operated three offices as of February 29, 1996: its main office located at 440 West Division, Sparta, an office at 17 North Main, Cedar Springs, and an office at 4949 Plainfield, N.E., Grand Rapids. All three offices are leased. The Insurance Agency's main office, which is leased from the Bank, comprises 4,000 square feet and shares the twenty-three parking spaces with the Bank's branch office. The Insurance Agency's Cedar Springs office comprises 600 square feet and provides 12 parking spaces, and its Grand Rapids office comprises 2,000 square feet and provides 12 parking spaces.

                      I-12
          The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 29, 1996. The Registrant, Bank, and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition and repair. The Registrant's management believes the offices are adequately covered by insurance.

          As part of its business, the Bank generates all types of mortgages. The Bank generally does not purchase mortgages as part of its business.


ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject, except for proceedings which arose in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 1995.

























                      I-13
                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information under the captions "Market Price of Common Stock" and "Cash Dividends Per Share of Common Stock" on page 25 of the
Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 17 through 24 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 4 through 16 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no changes in the Registrant's or the Bank's external accountants in the 24-month period prior to December 31, 1995. There have been no disagreements with the Registrant's external accountants on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.















                      II-1

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The information under the captions "Directors and Executive Officers" on pages 4 through 6 and "Section 16(a) Reporting Delinquencies" on page 7 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996, is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

          The information under the caption "Compensation of Executive Officers and Directors" on pages 7 through 10 of the Registrant's
Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996, is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the caption "Voting Securities" on pages 3 and 4 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996, is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Certain Relationships and Related Transactions" on pages 10 and 11 of the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1996, is incorporated herein by reference.
















                      III-1

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits

The following exhibits are filed as part of this report:

Exhibit
  #                                    DOCUMENTS

3.1 Articles of Incorporation of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1990. Incorporated herein by reference.

3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

10.1   Employment Agreement With Jae M. Maxfield - filed herewith.

10.2   Employment Agreement With Lawrence D. Bradford - filed herewith.

11 Statement Regarding Computation of Per Share Earnings - The computation of earnings per common share is described in full in
       Note 2 to the consolidated financial statements incorporated by reference in Item 7 of this report.

13     Filed herewith.

21     Subsidiaries of the Small Business Issuer - filed herewith.

27     Financial Data Schedule - filed herewith.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, 1st Community Bancorp, Inc., 109 East Division, Sparta, Michigan 49345.


2.   Reports on Form 8-K

          No report on Form 8-K was filed during the quarter ended December 31, 1995. A report on Form 8-K was filed on March 18, 1996. The filing was regarding the purchase of the Insurance Agency by the Bank and presented unaudited financial statements for the one-month period ended January 31, 1996.





                      III-2

                                 SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        1st Community Bancorp, Inc.

                          BY /S/ JAE M. MAXFIELD           March 13, 1996
                                 President


/S/ JAE M. MAXFIELD            President and Director      March 13, 1996


/S/ FRANK G. BERRIS            Director                    March 13, 1996


/S/ LAWRENCE D. BRADFORD       Director                    March 13, 1996


/S/ WILLIAM F. CUTLER, JR.     Director                    March 13, 1996


/S/ LEWIS G. EMMONS            Director                    March 13, 1996


/S/ L. EDMOND EARY, M.D.       Chairman of the Board       March 13, 1996
                               and Director

/S/ STUART GOODFELLOW          Director                    March 13, 1996


/S/ WALTER HILL                Director                    March 13, 1996


/S/ JON E. PIKE                Director                    March 13, 1996


/S/ LINDA R. PITSCH            Secretary and Director      March 13, 1996


/S/ ANDREW W. ZAMIARA          Director                    March 13, 1996


/S/ DENIS L. CROSBY            Vice President              March 27, 1996


/S/ THOMAS L. LAMPEN           Treasurer                   March 13, 1996

                             INDEX TO EXHIBITS


          The following exhibits are filed or incorporated by reference as part of this report:

Exhibit
  #                                    DOCUMENTS

3.1 Articles of Incorporation of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-K Annual Report for its fiscal year ended December 31, 1990. Incorporated herein by reference.

3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

10.1   Employment Agreement With Jae M. Maxfield - filed herewith.

10.2   Employment Agreement With Lawrence D. Bradford - filed herewith.

11 Statement Regarding Computation of Per Share Earnings - The computation of earnings per common share is described in full in
       Note 2 to the consolidated financial statements incorporated by reference in Item 7 of this report.

13     Filed herewith.

21     Subsidiaries of the Small Business Issuer - filed herewith.

27     Financial Data Schedule - filed herewith.