Form 10QSB
period 1996-03-31
1ST COMMUNITY BANCORP INC
filed 1996-05-15
CIK 803164

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________

                     Commission File Number:  33-9110

                        1ST COMMUNITY BANCORP, INC.
     (Exact name of small business issuer as specified in its charter)

                 MICHIGAN                            38-2659066
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

                             109 EAST DIVISION
                          SPARTA, MICHIGAN 49345
                 (Address of principal executive offices)

                              (616) 887-7366
             (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____

As of March 31, 1996, the registrant had outstanding 485,413 shares of common stock having a par value of $10 per share.

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__








                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                        1ST COMMUNITY BANCORP, INC.

                        CONSOLIDATED BALANCE SHEETS

                   March 31, 1996, and December 31, 1995
                                                   MARCH 31,          DECEMBER 31,
                                                     1996                1995
                                                 (Unaudited)
ASSETS
Cash and due from banks                           $  2,005,000        $  4,806,000

Securities available for sale (Note 2)              22,226,000          22,602,000
Other securities (Note 2)                              585,000             585,000

Loans (Note 3)                                      85,391,000          79,082,000
Allowance for loan losses (Note 4)                  (1,181,000)         (1,121,000)

 Net loans                                          84,210,000          77,961,000

Premises and equipment - net                         2,541,000           2,589,000
Accrued interest receivable                            906,000             773,000
Other assets                                         1,198,000             842,000

   Total assets                                   $113,671,000        $110,158,000
















See accompanying notes to the consolidated financial statements.



                        1ST COMMUNITY BANCORP, INC.

                  CONSOLIDATED BALANCE SHEETS - Continued

                   March 31, 1996, and December 31, 1995

                                                   MARCH 31,          DECEMBER 31,
                                                     1996                1995
                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
 Demand                                           $ 10,409,000        $ 10,425,000
 Interest-bearing transaction accounts              25,202,000          25,167,000
 Savings                                             9,448,000           9,369,000
 Time                                               49,364,000          47,883,000

   Total deposits                                   94,423,000          92,844,000

Federal funds purchased and securities
 sold under agreements to repurchase                 1,696,000           1,000,000
Accrued interest payable                               350,000             339,000
Federal Home Loan Bank advances                      2,000,000           1,000,000
Other liabilities                                    1,324,000           1,217,000

   Total liabilities                                99,793,000          96,400,000

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS  EQUITY
Common stock, $10 par value; shares
 authorized: 500,000; shares outstanding:
 485,413 at March 31, 1996, and 464,803
 at December 31, 1995 (Note 8)                       4,854,000           4,648,000
Surplus                                              3,249,000           3,455,000
Retained earnings                                    5,643,000           5,404,000
Net unrealized appreciation on securities
 available for sale, net of deferred tax
   benefit                                             132,000             251,000

   Total shareholders' equity                       13,878,000          13,758,000

 Total liabilities and shareholders  equity       $113,671,000        $110,158,000

See accompanying notes to the consolidated financial statements.


                       -2-

                        1ST COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1996              1995
INTEREST INCOME
 Loans, including fees                              $1,983,000        $1,582,000
 Securities
   Taxable                                             234,000           325,000
   Nontaxable                                          107,000           142,000
 Other                                                   1,000             2,000

     Total interest income                           2,325,000         2,051,000

INTEREST EXPENSE
 Deposits                                              961,000           863,000
 Other                                                  40,000            14,000

     Total interest expense                          1,001,000           877,000

NET INTEREST INCOME                                  1,324,000         1,174,000
PROVISION FOR LOAN LOSSES                               90,000            30,000

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                     1,234,000         1,144,000

OTHER INCOME
 Service charges on deposit
   accounts                                             78,000            65,000
 Other service charges and fees                         34,000            31,000
 Mortgage loan sales and servicing                      19,000            23,000
 Insurance commissions income                          202,000                 0
 Other income                                           39,000            37,000

     Total other income                                372,000           156,000

OTHER EXPENSES
 Salaries and wages                                    485,000           352,000
 Pension and other employee
   benefits                                            109,000            84,000
 Occupancy expense                                      67,000            50,000
 Furniture and equipment expense                        90,000            67,000
 Other expenses (Note 6)                               304,000           296,000

     Total other expenses                            1,055,000           849,000

                                      -3-
INCOME BEFORE INCOME TAX                               551,000           451,000
INCOME TAX EXPENSE (NOTE 7)                            157,000           111,000

NET INCOME                                          $  394,000        $  340,000

EARNINGS PER SHARE (NOTE 1)                         $      .81        $      .70

See accompanying notes to the consolidated financial statements.











































                       -4-

                        1ST COMMUNITY BANCORP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1996              1995
Cash flows from operating activities
 Net income                                         $  394,000        $  340,000
 Adjustments to reconcile net income to
   net cash from operating activities
   Net amortization on securities                       21,000            42,000
   Net gain (loss) on sale of loans                     (3,000)            1,000
   Loans originated for sale                        (2,017,000)         (208,000)
   Proceeds from loan sales                            407,000           415,000
   Provision for loan losses                            90,000            30,000
   Depreciation                                         70,000            56,000
   Deferred income tax (benefit) expense               (19,000)            2,000
   Changes in:
     Interest receivable and other assets             (408,000)         (160,000)
     Interest payable and other liabilities            118,000            61,000

       Net cash provided by (used in)
          operating activities                      (1,347,000)          579,000

Cash flows from investing activities
 Securities available for sale:
   Proceeds from maturities of securities              174,000         1,260,000
   Purchase of securities                                    0          (288,000)
 Securities held to maturity:
   Proceeds from maturities of securities                    0           334,000
   Purchase of securities                                    0          (350,000)
 Net customer loan activity                         (4,517,000)       (1,882,000)
 Loans sold                                             22,000           301,000
 Loans purchased                                      (231,000)          (34,000)
 Net expenditures for premises and equipment           (22,000)          (76,000)

       Net cash used in investing activities        (4,574,000)         (735,000)

Cash flows from financing activities
 Net increase in deposits                            1,579,000            11,000
 Increase (decrease) in federal funds
   purchased and securities sold under
   agreements to repurchase                            696,000          (200,000)
 Increase in Federal Home Loan Bank advances         1,000,000                 0
 Cash dividends paid                                  (155,000)         (114,000)


                                      -5-
       Net cash provided by (used in)
          financing activities                       3,120,000          (303,000)

Net change in cash and cash equivalents             (2,801,000)         (459,000)
Cash and cash equivalents at beginning
 of period                                           4,806,000         2,948,000

Cash and cash equivalents at end of period          $2,005,000        $2,489,000

Supplemental disclosure of cash flow
 information
 Cash paid during the period for:
   Interest                                         $  990,000        $  843,000
   Income taxes                                     $   29,000        $        0

 Securities with an amortized cost of $1,840,000 and a fair value of $1,795,000 were reclassified from available for sale to held to maturity on February 1, 1995.

See accompanying notes to the consolidated financial statements.






























                       -6-
                        1ST COMMUNITY BANCORP, INC.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On January 1, 1996, Sparta State Bank acquired Bradford Insurance Centre, Ltd. ("Bradford Insurance") in a tax-free exchange of stock. Under the terms of the merger agreement, 20,610 shares of 1st Community Bancorp, Inc. common stock were exchanged for all of the outstanding shares of Bradford Insurance. The transaction was accounted for as a pooling of interests.
To account for the effect of the transaction, prior periods consolidated balance sheets have been retroactively restated for the assets, liabilities and shareholders equity of Bradford Insurance.

The consolidated financial statements include the accounts of the Registrant and its direct and indirect wholly owned subsidiaries, Sparta State Bank and Bradford Insurance Centre, Ltd., after elimination of significant intercompany transactions and accounts. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 1996, and December 31, 1995, the Consolidated Statements of Income for the three-month periods ended March 31, 1996, and March 31, 1995, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996, and March 31, 1995. Operating results for the three-months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

Effective January 1, 1996, the Registrant issued 20,610 shares of 1st Community Bancorp, Inc. common stock to acquire Bradford Insurance Centre, Ltd.

                       -7-
Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the issuance of 20,610 shares in January 1996 and the 20% stock split paid in December 1995. The weighted average number of shares outstanding was 485,413 for the first quarter of 1996 and 486,912 for the first quarter of 1995.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid. The number of shares outstanding has been adjusted for the issuance of 20,610 shares in January 1996 and the 20% stock split paid in December 1995. The number of shares outstanding was 485,413 for the cash dividend paid in the first quarter of 1996 and 486,912 for the cash dividend paid in the first quarter of 1995.


NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at March 31, 1996, and December 31, 1995, were as follows:

                                                              GROSS           GROSS           APPROXIMATE
                                           AMORTIZED        UNREALIZED      UNREALIZED           FAIR
                                             COST             GAINS           LOSSES             VALUE
SECURITIES AVAILABLE FOR SALE
MARCH 31, 1996
U.S. Treasury and
 U.S. Government agencies                 $ 4,503,000        $ 60,000       $ (13,000)        $ 4,550,000
Obligations of states and
 political subdivisions                    11,467,000         227,000         (47,000)         11,647,000
U.S. Government agencies
 backed by mortgages                        5,752,000          43,000         (68,000)          5,727,000
Other                                         304,000               0          (2,000)            302,000

 Total                                    $22,026,000        $330,000       $(130,000)        $22,226,000

DECEMBER 31, 1995
U.S. Treasury and
 U.S. Government agencies                 $ 4,523,000        $ 97,000       $  (2,000)        $ 4,618,000
Obligations of states and
 political subdivisions                    11,481,000         278,000         (29,000)         11,730,000
U.S. Government agencies
 backed by mortgages                        5,912,000          70,000         (35,000)          5,947,000
Other                                         305,000           2,000               0             307,000

 Total                                    $22,221,000        $447,000       $ (66,000)        $22,602,000

                       -8-

                                                              GROSS           GROSS           APPROXIMATE
                                           AMORTIZED        UNREALIZED      UNREALIZED           FAIR
                                             COST             GAINS           LOSSES             VALUE
OTHER SECURITIES
MARCH 31, 1996
Federal Reserve Bank stock                $   210,000        $      0       $      0          $   210,000
Federal Home Loan Bank stock                  375,000               0              0              375,000

 Total                                    $   585,000        $      0       $      0          $   585,000


DECEMBER 31, 1995
Federal Reserve Bank stock                $   210,000        $      0       $      0          $   210,000
Federal Home Loan Bank stock                  375,000               0              0              375,000

 Total                                    $   585,000        $      0       $      0          $   585,000

The following sets forth information regarding sales of securities available for sale for the three months ended March 31, 1996 and 1995:

                                                  1996          1995
Proceeds from sales of securities                $     0      $984,000
Gross realized gains                                   0         1,000
Gross realized losses                                  0             0

For the three months ended March 31, 1996, the change in net unrealized holding gain on securities available for sale was a decrease of $181,000. There were no sales or transfers of securities classified as held to maturity.

Securities with a book value of approximately $254,000 and $260,000 were pledged as collateral for public deposits at March 31, 1996, and December 31, 1995, respectively. Securities with a book value of approximately $196,000 were pledged as collateral for securities sold under agreements to repurchase at March 31, 1996. There were no securities sold under agreements to repurchase at December 31, 1995.







                       -9-
NOTE 3 - LOANS

Loans at March 31, 1996, and December 31, 1995, were classified as follows:

                                                  MARCH 31,         DECEMBER 31,
                                                    1996               1995
Commercial                                       $26,073,000        $23,174,000
Agricultural                                       8,833,000          9,513,000
Real estate mortgage - construction                1,289,000            805,000
Real estate mortgage - residential                31,011,000         28,843,000
Consumer                                          18,185,000         16,747,000

Total                                            $85,391,000        $79,082,000

Loans held for sale included $54,000 of residential real estate mortgages and $46,000 of consumer loans at March 31, 1996. Loans held for sale were accounted for at the lower of aggregate cost or market.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans as of March 31, 1996, and December 31, 1995, is as follows:

                                                    MARCH 31,     DECEMBER 31,
                                                      1996            1995
Loans classified as impaired                        $376,000        $409,000
Less impaired loans for which no allowance
 for credit losses had been established              376,000          57,000

Impaired loans for which an allowance for
 credit losses had been determined                  $      0        $352,000

Allowance determined for above impaired
 loans                                              $      0        $  5,000

Information regarding impaired loans for the three months ended March 31, 1996 and 1995 is as follows:

                                                        1996            1995
Average balance of impaired loans                     $407,000        $383,000
Interest income recognized on impaired loans            24,000          22,000
Interest income recognized on a cash-basis on
 impaired loans                                         24,000          22,000

                      -10-
NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the three months ended March 31, 1996 and 1995 is as follows:

                                                        1996              1995
Balance at beginning of period                       $1,121,000        $1,039,000

Provision charged to operating expense                   90,000            30,000
Recoveries credited to the allowance                     24,000             8,000
Loans charged-off                                       (54,000)          (21,000)

Balance at end of period                             $1,181,000        $1,056,000

NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $1,291,000 were held at NBD Bank at March 31, 1996.

As of March 31, 1996, the Registrant had outstanding commitments to make loans totaling $8,920,000, the majority of which have variable interest rates. The Registrant had approximately $1,878,000 of unused lines of credit and $155,000 in letters of credit at March 31, 1996.


NOTE 6 - OTHER EXPENSES

Other expenses for the three months ended March 31, 1996 and 1995 is as follows:

                                               1996               1995
Supplies and postage                         $ 49,000           $ 39,000
Computer processing                            37,000             39,000
Legal and professional                         35,000             31,000
Advertising and marketing                      23,000              5,000
FDIC insurance                                  1,000             52,000
Other                                         159,000            130,000

 Total                                       $304,000           $296,000






                      -11-
NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the three months ended March 31, 1996 and 1995 is as follows:

                                                 1996              1995
Current income tax expense                     $176,000          $109,000
Deferred income tax (benefit) expense           (19,000)            2,000

 Income tax expense                            $157,000          $111,000

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at March 31, 1996, and December 31, 1995, were as follows:

                                             MARCH 31,     DECEMBER 31,
                                               1996            1995
Deferred tax assets:
 Allowance for loan losses                   $297,000        $276,000
 Postretirement benefits obligation            95,000          95,000
 Deferred loan fees                            65,000          68,000
 Deferred compensation                         61,000          60,000
 Other                                         58,000          59,000

   Total deferred tax assets                  576,000         558,000

Deferred tax liabilities:

 Depreciation                                $173,000        $177,000
 Pension fund asset                            92,000          93,000
 Unrealized appreciation on
   securities available for sale               68,000         130,000
 Other                                         15,000          11,000

   Total deferred tax liabilities             348,000         411,000

   Net deferred tax asset                    $228,000        $147,000

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at March 31, 1996, or December 31, 1995.


                      -12-
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is designed to provide a review of the financial condition and results of operations of 1st Community Bancorp, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, Sparta State Bank (the "Bank") and Bradford Insurance. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $54,000 or 16% in the first quarter of 1996 compared to the first quarter of 1995. The improvement resulted from higher net interest income and other income, the effect of which was partially offset by growth in the provision for loan losses and other expenses.

Two-thirds of the increase in net interest income in the first quarter of 1996 was caused by growth in average interest-earning assets. The remainder was attributable to a slightly wider spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities than in the comparable period of the prior year. Most of the increase in the provision for loan losses was due to loan growth. The majority of the change in other income and other expenses resulted from the inclusion of income and expense from Bradford Insurance Centre, Ltd. effective January 1, 1996.

The return on average assets was 1.43% for the first quarter of 1996, compared to 1.31% for the same period in 1995. The return on average shareholders' equity was 11.39% for the first three months of 1996, compared to 10.49% in the comparable period of the prior year.

CASH DIVIDENDS

Cash dividends declared in the first quarter of 1996 were $155,000 or $.32 per common share, which represents a $.09 per share or 39% increase compared to the dividend paid in the same period of the prior year. Cash dividends per share in 1995 have been adjusted for the 6-for-5 stock split paid in December 1995. The cash dividend payout percentage in the first three months of 1996 was 39.40%, compared to 33.46% in the first three months of 1995.










                      -13-
INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following two pages provide information regarding interest income and expense for the three-month periods ended March 31, 1996, and March 31, 1995. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.









































                      -14-

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                           1996                                       1995
                                           AVERAGE                     AVERAGE        AVERAGE                     AVERAGE
                                           BALANCE       INTEREST       RATE          BALANCE       INTEREST       RATE
                                                                        (Dollars in Thousands)
Assets
 Loans <F1>                               $ 81,176        $1,993        9.82%        $ 68,738        $1,590        9.25%
 Taxable securities <F2>                    14,760           234        6.42           19,829           325        6.56
 Nontaxable securities <F1><F2>              8,386           162        7.98            9,975           214        8.62
 Other                                          78             1        5.13              100             2        8.00

   Interest-earning assets                 104,400         2,390        9.16           98,642         2,131        8.64
 Noninterest-earning assets                  6,124                                      6,216

   Total assets                           $110,524                                   $104,858

Liabilities and Shareholders' Equity
 Interest-bearing transaction
   accounts                               $ 24,735           202        3.27         $ 27,384           246        3.59
 Savings deposits                            9,307            45        1.93           10,436            62        2.38
 Time deposits                              48,542           714        5.88           42,133           555        5.27
 Other                                       2,803            40        5.71              855            14        6.56

   Interest-bearing liabilities             85,387         1,001        4.69           80,808           877        4.34
 Noninterest-bearing liabilities            11,212                                     10,920
 Shareholders' equity                       13,925                                     13,130

 Total liabilities and
   shareholders' equity                   $110,524                                   $104,858

Net interest income (tax-equivalent
 basis) - interest spread                                  1,389        4.47%                         1,254        4.30%

Tax equivalent adjustment <F1>                               (65)                                       (80)

Net interest income                                       $1,324                                     $1,174

Net interest income as a percentage
 of earning assets (tax-equivalent
 basis)                                                                 5.32%                                      5.09%

<F1> Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.


                                      -15-
<F2> The average balance includes the effect of unrealized
     appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.














































                      -16-

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                             1996 OVER 1995
                                                      TOTAL      VOLUME       RATE
                                                         (Dollars in Thousands)
Increase (decrease) in interest income <F1>
 Loans <F2>                                            $403       $301        $102
 Taxable securities                                     (91)       (84)         (7)
 Nontaxable securities <F2>                             (52)       (37)        (15)
 Other                                                   (1)         0          (1)

   Net change in tax-equivalent income                  259        180          79

Increase (decrease) in interest expense <F1>
 Interest-bearing transaction accounts                  (44)       (23)        (21)
 Savings deposits                                       (17)        (6)        (11)
 Time deposits                                          159         90          69
 Other                                                   26         28          (2)

   Net change in interest expense                       124         89          35

   Net change in tax-equivalent
     net interest income                               $135       $ 91        $ 44

<F1> The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

<F2> Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $135,000 in the first quarter of 1996 compared to 1995. The increase resulted from growth in the Registrant s loan portfolio from 1995 to 1996. Average loans increased $12,438,000 from the first quarter of 1995 to the same period in 1996. This growth caused interest income from loans to be $301,000 higher in the first quarter of 1996. This increase was offset by


                      -17-
declines in interest income from both taxable and nontaxable securities. The average balance decreased in both of these categories as amounts received from maturing securities were used to fund loan growth during 1995.

The deposit mix changed significantly from 1995 to 1996 as the average balance of time deposits grew over $6,400,000, while interest-bearing transaction accounts and savings deposits declined just over $3,750,000. The transfer of balances into the time deposits category reflected depositors preference for the higher interest rates offered by this type of account. Part of the transfer was also due to depositor response to special interest rate promotions offered on time certificates of deposit during 1995.

Table 1 documents that the net interest income spread was 4.47% for the first quarter of 1996, compared to 4.30% for the prior year. The gain was caused by a 52-basis-point increase in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up only 35 basis points. The average interest rate on loans was the only average rate that increased from 1995 to 1996. The increase in the average loan rate resulted from higher rates earned on consumer and residential real estate mortgage loans. The increase in consumer loan rates was caused by growth in the Registrant s indirect automobile portfolio, which earned a higher rate of interest than its direct loans. Higher mortgage loan rates were attributable to rising mortgage rates in 1995, which particularly affected adjustable rate mortgages. The increases in the average rate earned on consumer and mortgage loans was partly offset by a 17-basis-point drop in the average rate earned on commercial and agricultural loans. This was due to decreases in the Bank s prime lending rate in December 1995 and February 1996. The decreases in the average rates earned on both securities categories was due to maturities of higher-yielding securities.

The average interest rate on time deposits was the only interest-bearing liability interest rate that increased from 1995 to 1996. The higher rate for time deposits was attributable to rising rates in 1994 and the first quarter of 1995. As time deposits with origination dates prior to 1995 matured in the last three quarters of 1995, they matured at higher interest rates than they had carried in the first quarter of 1995. Steady time deposit rates through the end of 1995 continued this trend. The trend began to reverse in February 1996 as the Bank decreased interest rates paid on new and renewing time deposits. The lower average rate paid in 1996 on interest-bearing transaction accounts and savings deposits was caused by decreases in the rates the Bank paid on these accounts in the second half of 1995 and the first quarter of 1996.






                      -18-
ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses increased $60,000 from December 31, 1995, to March 31, 1996. The allowance was 1.38% of total loans at March 31, 1996, compared to 1.42% at December 31, 1995. The provision for loan losses was $60,000 higher in the first quarter of 1996 than 1995. Only $17,000 of the increase was attributable to higher net chargeoffs in 1996. The remainder of the increase was due to a greater amount of loan growth in 1996 than in 1995.

Chargeoffs and recoveries for those loan categories with activity in the periods ended March 31, 1996 and 1995 were as follows. There were no chargeoffs or recoveries in the agricultural, construction real estate mortgage, or residential real estate mortgage loan categories in the first quarter of 1996 or 1995.

                                   1996                        1995
                        CHARGEOFFS      RECOVERIES   CHARGEOFFS    RECOVERIES
Commercial               $     0          $11,000      $ 2,000       $    0
Consumer                  54,000           13,000       19,000        8,000

                         $54,000          $24,000      $21,000       $8,000

The amount of chargeoffs which the Bank will experience in the remainder of 1996 will be dependent on the extent to which business and consumer borrowers are affected by the local economy. As chargeoffs, changes in the level of nonperforming loans, and loan growth occur in the remainder of 1996, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

OTHER INCOME

Total other income increased $216,000 in the first quarter of 1996 compared to 1995. This resulted from $202,000 in insurance commissions income from the Registrant s new insurance subsidiary.

OTHER EXPENSES

Total other expenses increased $206,000 or 24% in the first quarter of 1996 compared to 1995. Of the growth, $162,000 of the increase was caused by expenses of the Registrant s new insurance subsidiary. These additional subsidiary expenses will continue for the rest of 1996. The remaining $44,000 difference was the net of $95,000 of general growth in expenses less $51,000 in lower FDIC insurance costs. A similar amount will be saved on FDIC insurance costs in the second quarter of 1996.




                      -19-
The Registrant received approval in March 1996 for two new branch locations. The Plainfield branch will be located in one of the insurance subsidiary s existing locations. The Cedar Springs branch will be a building constructed on a lot that was purchased in Cedar Springs. Expenses related to the new branches will begin to be recorded in the second quarter of 1996.

SECURITIES

There were no sales or purchases of securities in the first quarter of 1996. There have been no significant purchases of securities since May 1995 because amounts received from maturing securities have been used to fund the Registrant s loan growth. Beginning in the second quarter of 1996, the Registrant may begin to purchase U.S. Treasury and U.S. Government agencies securities. Purchases will occur to the extent believed prudent to provide sufficient liquidity for loan and deposit needs and to provide eligible collateral for securities sold under agreements to repurchase.

LOANS

Total loans grew $6,309,000 in the first quarter of 1996. Commercial, residential real estate mortgage and consumer loans experienced increases of $2,899,000, $2,168,000 and $1,438,000, respectively. The growth in commercial loans resulted from a continued strong local economy which has increased loan demand and the Bank s program of calling on customers which has concentrated on business customers. The increase in residential real estate mortgages was due to aggressive marketing and lower long-term interest rates in late 1995 and early 1996. The higher consumer loan balance was caused by strong demand in indirect automobile lending.

Loan growth in the remainder of 1996 will be affected primarily by interest rates and by competition within the Bank's local market area. The officer call program will continue to be used for commercial and agricultural loans to attempt to continue and stimulate demand. New marketing strategies will continue to be used to enhance the Bank s effectiveness in remaining competitive in residential real estate mortgage lending. In the consumer loan category, direct mail advertising and telemarketing will be used to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. The statement requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in


                      -20-
nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of March 31, 1996, and December 31, 1995, were as follows:

                                                          MARCH 31,     DECEMBER 31,
                                                            1996            1995
Loans accounted for on a nonaccrual basis                 $503,000        $624,000
Loans, not included in nonaccrual loans, which are
  contractually past due 90 days or more as to
  interest or principal payments                            61,000          26,000
Loans, not included in nonaccrual or loans past due
  90 days or more, which are considered troubled
  debt restructurings                                       27,000         106,000

  Total                                                   $591,000        $756,000

DEPOSITS

Total deposits grew $1,579,000 in the first quarter of 1996, compared to an increase of only $11,000 in the same period in 1995. The time deposit category, with an increase of $1,481,000 since December 31, 1995, was the only deposit category to experience significant change. This represented a continuation of the pattern from 1995 where depositors moved funds from other interest-bearing types of deposit accounts to time deposits. Management believes that the interest rate differential between time deposits and the other interest-bearing account types has been sufficient to cause depositors to select less liquid accounts.

In an effort to help provide funding for loan growth, the Bank's management will emphasize deposit growth in the remainder of 1996. Part of the officer call program will focus on the generation of new commercial deposits. It is anticipated that the two new branch locations will generate deposits later in the year.

SHAREHOLDERS  EQUITY

Total shareholders' equity increased $120,000 in the first quarter of 1996. The increase was caused by retained earnings, and was offset by a decrease in net unrealized appreciation on securities available for sale. The decrease in net unrealized appreciation was attributable to higher medium- and long-term interest rates, the effect of which caused a decline in the market value of portfolio securities.

Shareholders' equity as a percentage of assets was 12.21% as of March 31, 1996, which represents a slight decrease from 12.49% as of December 31, 1995. The minimum regulatory capital percentages are 3% for the leverage


                      -21-
ratio, 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Registrant's regulatory capital levels as of March 31, 1996, were as follows:

                                                      CAPITAL        CAPITAL AS % OF
                                                      AMOUNT      RISK ADJUSTED ASSETS
Leverage capital                                    $13,374,000          11.78%

Tier 1 capital                                      $13,374,000          15.50%

Total risk-based capital (Tier 1 and Tier 2
  combined)                                         $14,556,000          16.87%

CAPITAL RESOURCES

The Registrant issued 20,610 shares of its common stock effective January 1, 1996, for the Bank s acquisition of Bradford Insurance. The Bank plans to construct a new branch office in Cedar Springs beginning in the third quarter of 1996. The expected cost of land, building and equipment approximates $750,000.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents decreased $2,801,000 in the first quarter of 1996. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $8,394,000 at the one-year repricing point as of March 31, 1996. The negative amount at the end of the first quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and



                      -22-
that the positive funding gap in the 1 to 5 year period is more reflective of the Registrant's experience. Management will determine the rates necessary based on competitive rates and the need for deposited funds.

The Registrant's management is aware of the inherent interest rate risk associated with gap management. As interest rate fluctuations occur, the relationship between rate-sensitive assets and liabilities will be monitored by management and changes in assets and liabilities will be made when deemed necessary. It is the goal of the Registrant s Asset/Liability Management Committee to maintain a desired interest rate spread through its pricing of both loans and deposits.








































                      -23-

Table 3 - Maturities and Repricing Schedule
                                                                          AS OF MARCH 31, 1996
                                                  0 - 3          3 - 12          1 - 5          OVER
                                                  MONTHS         MONTHS          YEARS         5 YEARS          TOTAL
                                                                         (Dollars in thousands)
Assets
 Loans                                           $ 31,064        $20,440        $24,458        $ 9,429        $ 85,391
 Interest-bearing deposits
   with banks                                          45              0              0              0              45
 Taxable securities                                   858          3,853          8,922            892          14,525
 Nontaxable securities                                179              0          4,142          3,966           8,287
   Rate-sensitive assets                           32,146         24,293         37,522         14,287         108,248

Liabilities
 Interest-bearing transaction
   accounts                                        25,202              0              0              0          25,202
 Savings deposits                                   9,448              0              0              0           9,448
 Time deposits                                      8,171         20,316         20,731            146          49,364
 Repurchase agreements                                196              0              0              0             196
 Federal Home Loan Bank
    advance                                             0              0          2,000              0           2,000
 Federal funds purchased                            1,500              0              0              0           1,500

   Rate-sensitive liabilities                      44,517         20,316         22,731            146          87,710

   Rate-sensitive assets
     less rate-sensitive
     liabilities

     Asset (liability) gap
       for the period                            $(12,371)       $ 3,977        $14,790        $14,142        $ 20,538

     Cumulative asset
       (liability) gap                           $(12,371)       $(8,394)       $ 6,396        $20,538

     Cumulative rate-
       sensitive assets as
       a percentage of
       cumulative rate-
       sensitive
       liabilities                                  72.21%         87.05%        107.30%        123.42%






                      -24-
                      PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Registrant or its subsidiaries, Sparta State Bank or Bradford Insurance Centre, Ltd., is a party or which any of their properties are subject, except for proceedings which have arisen in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial statements of the Registrant as of the date of this report.


Item 5.  OTHER INFORMATION.

Sparta State Bank and Bradford Insurance Centre, Ltd. have filed applications to change their names to ChoiceOne Bank and ChoiceOne Insurance Center, respectively. Management anticipates that both name changes will become effective in the second quarter of 1996.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. Exhibits required by Item 601 of Regulation S-B. The following exhibits are filed or incorporated by reference as part of this report:

  EXHIBIT
  NUMBER                         DOCUMENTS

   3.1           Articles of Incorporation of the Registrant as currently
                 in effect and any   amendments thereto - previously filed
                 as an exhibit to the Registrant s Form 10-K Annual Report for its fiscal year ended December 31, 1990.
                 Incorporated herein by reference.

   3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant s Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

    27           Financial Data Schedule.

     2. Reports on Form 8-K. A report on Form 8-K was filed by the Registrant on March 18, 1996. The filing reported an "Other Event" pursuant to Item 5 regarding the purchase of Bradford Insurance Centre, Ltd. by Sparta State Bank and presented unaudited financial statements for the one-month period ended January 31, 1996.

                      -25-
                              SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     1ST COMMUNITY BANCORP, INC.




Date  MAY 14, 1996                   /S/ JAE M. MAXFIELD
                                     President and Chief Executive
                                     Officer




Date  MAY 14, 1996                   /S/ THOMAS L. LAMPEN
                                     Chief Financial Officer and
                                     Treasurer (principal financial and
                                     accounting officer)



























                      -26-
                             INDEX TO EXHIBITS


The following exhibits are filed or incorporated by reference as part of this report:

  EXHIBIT
  NUMBER                         DOCUMENTS

   3.1           Articles of Incorporation of the Registrant as currently
                 in effect and any   amendments thereto - previously filed
                 as an exhibit to the Registrant s Form 10-K Annual Report for its fiscal year ended December 31, 1990.
                 Incorporated herein by reference.

   3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant s Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

    27           Financial Data Schedule.





























                      -27-