Form 10QSB
period 1996-06-30
1ST COMMUNITY BANCORP INC
filed 1996-08-13
CIK 803164

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

                     Commission File Number:  33-9110

                        1ST COMMUNITY BANCORP, INC.
     (Exact name of small business issuer as specified in its charter)

            MICHIGAN                                38-2659066
 (State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

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

As of June 30, 1996, the registrant had outstanding 485,413 shares of common stock having a par value of $10 per share.

Transitional Small Business Disclosure Format (check one): Yes _____
No __X__








                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                        1ST COMMUNITY BANCORP, INC.

                        CONSOLIDATED BALANCE SHEETS

                   June 30, 1996, and December 31, 1995

                                                     JUNE 30,              DECEMBER 31,
                                                      1996                     1995
                                                   (Unaudited)
ASSETS
Cash and due from banks                           $  2,963,000             $  4,806,000

Securities available for sale (Note 2)              21,082,000               22,602,000
Other securities (Note 2)                              761,000                  585,000

Loans (Note 3)                                      93,590,000               79,082,000
Allowance for loan losses (Note 4)                  (1,252,000)              (1,121,000)

 Net loans                                          92,338,000               77,961,000

Premises and equipment - net                         2,685,000                2,589,000
Accrued interest receivable                            884,000                  773,000
Other assets                                         1,329,000                  842,000

   Total assets                                   $122,042,000             $110,158,000














See accompanying notes to the consolidated financial statements.




                        1ST COMMUNITY BANCORP, INC.

                  CONSOLIDATED BALANCE SHEETS - Continued

                   June 30, 1996, and December 31, 1995

                                                                JUNE 30,            DECEMBER 31,
                                                                 1996                   1995
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
 Demand                                                      $ 11,664,000          $ 10,425,000
 Interest-bearing transaction accounts                         26,618,000            25,167,000
 Savings                                                        9,406,000             9,369,000
 Time                                                          50,124,000            47,883,000

   Total deposits                                              97,812,000            92,844,000

Federal funds purchased and securities sold under
 agreements to repurchase                                       2,728,000             1,000,000
Accrued interest payable                                          356,000               339,000
Federal Home Loan Bank advances                                 6,000,000             1,000,000
Other liabilities                                               1,209,000             1,217,000

   Total liabilities                                          108,105,000            96,400,000

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
 authorized: 1,000,000; shares outstanding:
 485,413 at June 30, 1996, and 464,803
 at December 31, 1995 (Note 8)                                  4,854,000             4,648,000
Surplus                                                         3,249,000             3,455,000
Retained earnings                                               5,894,000             5,404,000
Net unrealized (depreciation)/appreciation
 on securities available for sale, net of
 deferred tax effect                                              (60,000)              251,000

   Total shareholders' equity                                  13,937,000            13,758,000

   Total liabilities and shareholders' equity                $122,042,000          $110,158,000

See accompanying notes to the consolidated financial statements.


                                      -2-

                        1ST COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30,                          JUNE 30,
                                                 1996           1995               1996            1995
INTEREST INCOME
 Loans, including fees                       $2,159,000      $1,746,000         $4,142,000      $3,328,000
 Securities
   Taxable                                      231,000         311,000            465,000         636,000
   Nontaxable                                   105,000         131,000            212,000         273,000
 Other                                            1,000           1,000              2,000           3,000

     Total interest income                    2,496,000       2,189,000          4,821,000       4,240,000

INTEREST EXPENSE
 Deposits                                       973,000         929,000          1,934,000       1,792,000
 Other                                          102,000          40,000            142,000          54,000

     Total interest expense                   1,075,000         969,000          2,076,000       1,846,000

NET INTEREST INCOME                           1,421,000       1,220,000          2,745,000       2,394,000
PROVISION FOR LOAN LOSSES                        75,000          30,000            165,000          60,000

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                    1,346,000       1,190,000          2,580,000       2,334,000

OTHER INCOME
 Service charges on deposit
   accounts                                      79,000          83,000            157,000         148,000
 Other service charges
   and fees                                      25,000          22,000             59,000          53,000
 Net security gains                                   0          11,000                  0          11,000
 Mortgage loan sales
   and servicing                                 23,000          25,000             42,000          48,000
 Insurance commissions
   income                                       180,000               0            382,000               0
 Other income                                    34,000          38,000             73,000          75,000

     Total other income                         341,000         179,000            713,000         335,000







                                      -3-
OTHER EXPENSES
 Salaries and wages                             530,000         361,000          1,015,000         713,000
 Pension and other employee
   benefits                                      95,000          66,000            204,000         150,000
 Occupancy expense                               60,000          50,000            127,000         100,000
 Furniture and equipment
   expense                                       90,000          68,000            180,000         135,000
 Other expenses (Note 6)                        336,000         335,000            640,000         631,000

     Total other expenses                     1,111,000         880,000          2,166,000       1,729,000

INCOME BEFORE INCOME TAX                        576,000         489,000          1,127,000         940,000
INCOME TAX EXPENSE (NOTE 7)                     154,000         121,000            311,000         232,000

NET INCOME                                   $  422,000      $  368,000         $  816,000      $  708,000

EARNINGS PER SHARE (NOTE 1)                  $      .87      $      .78         $     1.68      $     1.48

See accompanying notes to the consolidated financial statements.































                                      -4-

                        1ST COMMUNITY BANCORP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                1996             1995
Cash flows from operating activities
 Net income                                                $    816,000      $   708,000
 Adjustments to reconcile net income to net cash
   from operating activities
   Net gain on sale of securities                                     0          (11,000)
   Net amortization on securities                                42,000           76,000
   Net gain (loss) on sale of loans                              (7,000)           7,000
   Loans originated for sale                                 (3,851,000)        (949,000)
   Proceeds from loan sales                                   1,026,000        1,000,000
   Provision for loan losses                                    165,000           60,000
   Depreciation                                                 139,000          111,000
   Deferred income tax benefit                                  (54,000)          (1,000)
   Changes in:
     Interest receivable and other assets                      (382,000)           2,000
     Interest payable and other liabilities                       9,000           43,000

       Net cash provided by (used in)
          operating activities                               (2,097,000)       1,046,000

Cash flows from investing activities
 Securities available for sale:
   Proceeds from sales of securities                                  0        1,171,000
   Proceeds from maturities of securities                     1,009,000        1,636,000
   Purchase of securities                                      (180,000)        (588,000)
 Securities held to maturity:
   Proceeds from maturities of securities                             0        1,094,000
   Purchase of securities                                             0         (350,000)
 Net customer loan activity                                 (11,589,000)      (5,983,000)
 Loans sold                                                     110,000          302,000
 Loans purchased                                               (231,000)         (34,000)
 Net expenditures for premises and equipment                   (235,000)        (125,000)

       Net cash used in investing activities                (11,116,000)      (2,877,000)








                                      -5-
Cash flows from financing activities
 Net increase in deposits                                     4,968,000          822,000
 Increase (decrease) in federal funds purchased and
   securities sold under agreements to repurchase             1,728,000        2,000,000
 Purchase and retirement of stock                                     0         (811,000)
 Increase in Federal Home Loan Bank advances                  5,000,000                0
 Cash dividends paid                                           (326,000)        (238,000)

       Net cash provided by financing activities             11,370,000        1,773,000

Net change in cash and cash equivalents                      (1,843,000)         (58,000)
Cash and cash equivalents at beginning of period              4,806,000        2,948,000

Cash and cash equivalents at end of period                 $  2,963,000      $ 2,890,000

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                $  2,059,000      $ 1,815,000
   Income taxes                                            $    394,000      $   200,000

 During 1995, $1,795,000 of securities were transferred from available for sale to held to maturity and, subsequently, securities with a carrying value of $8,124,000 and a fair value of $8,354,000 were transferred from held to maturity to available for sale.

See accompanying notes to the consolidated financial statements.
























                                      -6-
                        1ST COMMUNITY BANCORP, INC.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On January 1, 1996, ChoiceOne Bank acquired Bradford Insurance Centre,
Ltd. ("Bradford Insurance") in a tax-free exchange of stock. Under the terms of the merger agreement, 20,610 shares of 1st Community Bancorp, Inc. common stock were exchanged for all of the outstanding shares of Bradford Insurance. The transaction was accounted for as a pooling of interests.
To account for the effect of the transaction, prior periods' consolidated balance sheets have been retroactively restated for the assets, liabilities and shareholders' equity of Bradford Insurance.

The consolidated financial statements include the accounts of the Registrant and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank and ChoiceOne Insurance Agencies, Inc. after elimination of significant intercompany transactions and accounts. The name of Sparta State Bank was changed to ChoiceOne Bank effective in the second quarter of 1996. A name change of Bradford Insurance Centre, Ltd., to ChoiceOne Insurance Agencies, Inc. also occurred in the second quarter. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 1996, and December 31, 1995, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 1996, and June 30, 1995, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996, and June 30, 1995. Operating results for the six-months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.




                                      -7-
STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

Effective January 1, 1996, the Registrant issued 20,610 shares of 1st Community Bancorp, Inc. common stock to acquire Bradford Insurance Centre, Ltd.

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the issuance of 20,610 shares in January 1996, the 20% stock split paid in December 1995 and the repurchase of stock in April 1995. The weighted average number of shares outstanding was 485,413 for the second quarter and first six months of 1996, 471,447 for the second quarter of 1995 and 479,137 for the first six months of 1995.


NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at June 30, 1996, and December 31, 1995, were as follows:

                                                               GROSS            GROSS           APPROXIMATE
                                            AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                              COST             GAINS            LOSSES             VALUE
SECURITIES AVAILABLE FOR SALE
JUNE 30, 1996
U.S. Treasury and
 U.S. Government agencies                  $ 4,076,000        $ 32,000        $ (26,000)        $ 4,082,000
Obligations of states and
 political subdivisions                     11,274,000         126,000         (129,000)         11,271,000
U.S. Government agencies
 backed by mortgages                         5,516,000          24,000         (110,000)          5,430,000
Other                                          307,000               0           (8,000)            299,000

   Total                                   $21,173,000        $182,000        $(273,000)        $21,082,000

DECEMBER 31, 1995
U.S. Treasury and
 U.S. Government agencies                  $ 4,523,000        $ 97,000        $  (2,000)        $ 4,618,000
Obligations of states and
 political subdivisions                     11,481,000         278,000          (29,000)         11,730,000
U.S. Government agencies
 backed by mortgages                         5,912,000          70,000          (35,000)          5,947,000
Other                                          305,000           2,000                0             307,000

   Total                                   $22,221,000        $447,000        $ (66,000)        $22,602,000

                                     -8-

                                                               GROSS            GROSS           APPROXIMATE
                                            AMORTIZED        UNREALIZED       UNREALIZED           FAIR
                                              COST             GAINS            LOSSES             VALUE
OTHER SECURITIES
JUNE 30, 1996
Federal Reserve Bank stock                 $   210,000        $      0        $       0         $   210,000
Federal Home Loan Bank stock                   551,000               0                0             551,000

   Total                                   $   761,000        $      0        $       0         $   761,000


DECEMBER 31, 1995
Federal Reserve Bank stock                 $   210,000        $      0        $       0         $   210,000
Federal Home Loan Bank stock                   375,000               0                0             375,000

   Total                                   $   585,000        $      0        $       0         $   585,000

The following sets forth information regarding sales of securities available for sale for the six months ended June 30, 1996 and 1995:

                                               1996             1995
Proceeds from sales of securities             $     0        $1,171,000
Gross realized gains                                0            11,000
Gross realized losses                               0                 0

For the six months ended June 30, 1996, the change in net unrealized holding gain or loss on securities available for sale decreased to $472,000 resulting in an unrealized loss on securities available for sale of $91,000. There were no sales or transfers of securities classified as held to maturity.

Securities with a book value of approximately $253,000 and $260,000 were pledged as collateral for public deposits at June 30, 1996, and December 31, 1995, respectively. Securities with a book value of approximately $278,000 were pledged as collateral for securities sold under agreements to repurchase at June 30, 1996. There were no securities sold under agreements to repurchase at December 31, 1995.






                                      -9-
NOTE 3 - LOANS

Loans at June 30, 1996, and December 31, 1995, were classified as follows:

                                                   JUNE 30,         DECEMBER 31,
                                                    1996                1995
Commercial                                       $27,551,000        $23,174,000
Agricultural                                       9,012,000          9,513,000
Real estate mortgage - construction                1,123,000            805,000
Real estate mortgage - residential                34,668,000         28,843,000
Consumer                                          21,236,000         16,747,000

Total                                            $93,590,000         $79,082,000

Loans held for sale included $53,000 of residential real estate mortgages and $17,000 of consumer loans at June 30, 1996. Loans held for sale were accounted for at the lower of aggregate cost or market.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans as of June 30, 1996, and December 31, 1995, is as follows:

                                                        JUNE 30,      DECEMBER 31,
                                                         1996            1995
Loans classified as impaired                            $235,000       $409,000
Less impaired loans for which no allowance for
 credit losses had been established                      159,000         57,000

Impaired loans for which an allowance for credit
 losses had been determined                             $ 76,000       $352,000

Allowance determined for above impaired loans           $ 35,000       $  5,000










                                      -10-
Information regarding impaired loans for the six months ended June 30, 1996 and 1995 is as follows:

                                                          1996           1995
Average balance of impaired loans                       $350,000       $363,000
Interest income recognized on impaired loans              18,000         10,000
Interest income recognized on a cash-basis on
 impaired loans                                           15,000         10,000


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the six months ended June 30, 1996 and 1995 is as follows:

                                                      1996            1995
Balance at beginning of period                     $1,121,000      $1,039,000

Provision charged to operating expense                165,000          60,000
Recoveries credited to the allowance                   38,000          29,000
Loans charged-off                                     (72,000)        (40,000)

Balance at end of period                           $1,252,000      $1,088,000

NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $2,055,000 were held at NBD Bank at June 30, 1996.

As of June 30, 1996, the Registrant had outstanding commitments to make loans totaling $11,564,000, the majority of which have variable interest rates. The Registrant had approximately $1,971,000 of unused lines of credit and $155,000 in letters of credit at June 30, 1996.


NOTE 6 - OTHER EXPENSES

Other expenses for the six months ended June 30, 1996 and 1995 were as follows:




                                      -11-

                                                   1996              1995
Supplies and postage                             $100,000         $ 73,000
Computer processing                                79,000           78,000
Legal and professional                             68,000           84,000
State single business tax expense                  59,000           47,000
Advertising and marketing                          37,000           28,000
FDIC insurance                                      1,000          103,000
Other                                             296,000          218,000

   Total                                         $640,000         $631,000

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the six months ended June 30, 1996 and 1995 were as follows:

                                               1996           1995
Current income tax expense                   $365,000       $233,000
Deferred income tax benefit                   (54,000)        (1,000)

 Income tax expense                          $311,000       $232,000

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at June 30, 1996, and December 31, 1995, were as follows:

                                                         JUNE 30,       DECEMBER 31,
                                                           1996            1995
Deferred tax assets:
 Allowance for loan losses                               $321,000        $276,000
 Postretirement benefits obligation                        96,000          95,000
 Deferred compensation                                     63,000          60,000
 Deferred loan fees                                        59,000          68,000
 Unrealized depreciation on securities available
   for sale                                                31,000               0
 Other                                                     65,000          59,000

                                      -12-
   Total deferred tax assets                              635,000         558,000

Deferred tax liabilities:
 Depreciation                                             168,000         177,000
 Pension fund asset                                        90,000          93,000
 Unrealized appreciation on securities available
   for sale                                                     0         130,000
 Other                                                     14,000          11,000

   Total deferred tax liabilities                         272,000         411,000

   Net deferred tax asset                                $363,000        $147,000

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at June 30, 1996, or December 31, 1995.

































                                      -13-
Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the financial condition and results of operations of 1st Community Bancorp, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank") and ChoiceOne Insurance Agencies, Inc. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $54,000 or 16% in the second quarter of 1996 compared to 1995 and has risen $108,000 or 15% in the first six months of 1996 compared to the prior year. The improvement in both the second quarter and first half of 1996 resulted from higher net interest income and other income, the effect of which was partially offset by growth in the provision for loan losses and other expenses.

Over 75% of the increase in net interest income in 1996 was caused by growth in average interest-earning assets. The remainder was attributable to a slightly wider spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities than in the comparable period of the prior year. Most of the increase in the provision for loan losses was due to loan growth. The majority of the change in other income and other expenses resulted from the inclusion of income and expense from ChoiceOne Insurance Agencies, Inc. effective
January 1, 1996.

The return on average assets was 1.44% for the first six months of 1996, compared to 1.35% for the same period in 1995. The return on average shareholders' equity was 11.73% for the first half of 1996, compared to 10.95% in the comparable period of the prior year.

CASH DIVIDENDS

Cash dividends declared in the second quarter of 1996 were $170,000 or $.35 per common share, which represents a $.08 per share or 30% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first six months of 1996 were $326,000 or $.67 per share, which was $.17 per share or 34% more than the dividends paid in the same period in 1995. Cash dividends per share in 1995 have been adjusted for the 6-for-5 stock split paid in December 1995. The cash dividend payout percentage in the first half of 1996 was 39.86%, compared to 33.57% in 1995.







                                      -14-
INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following two pages provide information regarding interest income and expense for the six-month periods ended June 30, 1996, and June 30, 1995. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                           1996                                             1995
                                         AVERAGE                        AVERAGE          AVERAGE                          AVERAGE
                                         BALANCE         INTEREST         RATE           BALANCE          INTEREST         RATE
                                                                          (Dollars in Thousands)
Assets
 Loans <F1>                             $ 85,376          $4,162          9.75%          $ 70,623          $3,344          9.47%
 Taxable securities <F2>                  14,584             465          6.38             19,691             636          6.30
 Nontaxable securities <F1><F2>            8,291             322          7.77              9,714             414          8.48
 Other                                        59               2          6.78                102               3          5.88

 Interest-earning assets                 108,310           4,951          9.14            100,130           4,397          8.78
 Noninterest-earning assets                6,253                                            6,194

   Total assets                         $114,563                                         $106,324

Liabilities and Shareholders' Equity
 Interest-bearing transaction
   accounts                             $ 25,150             408          3.24           $ 26,572             482          3.63
 Savings deposits                          9,333              87          1.86             10,206             122          2.39
 Time deposits                            49,148           1,439          5.86             43,539           1,188          5.46
 Other                                     4,936             142          5.75              1,656              54          6.52

 Interest-bearing liabilities             88,567           2,076          4.69             81,973           1,846          4.50
 Noninterest-bearing liabilities          12,044                                           11,317
 Shareholders' equity                     13,952                                           13,034

 Total liabilities and
   shareholders' equity                 $114,563                                         $106,324

Net interest income (tax-equivalent
 basis) - interest spread                                  2,875          4.45%                             2,551          4.28%

Tax equivalent adjustment <F1>                              (130)                                            (157)


                                      -15-
Net interest income                                       $2,745                                           $2,394

Net interest income as a percentage
 of earning assets (tax-equivalent
 basis)                                                                   5.31%                                            5.10%

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


































                                      -16-

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                            1996 OVER 1995
                                                      TOTAL     VOLUME      RATE
                                                       (Dollars in Thousands)
Increase (decrease) in interest income <F1>
 Loans <F2>                                           $818       $717       $101
 Taxable securities                                   (171)      (178)         7
 Nontaxable securities <F2>                            (92)       (58)       (34)
 Other                                                  (1)        (1)         0

   Net change in tax-equivalent income                 554        480         74

Increase (decrease) in interest expense <F1>
 Interest-bearing transaction accounts                 (74)       (25)       (49)
 Savings deposits                                      (35)       (10)       (25)
 Time deposits                                         251        161         90
 Other                                                  88         95         (7)

   Net change in interest expense                      230        221          9

   Net change in tax-equivalent
     net interest income                              $324       $259       $ 65

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


NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $324,000 in the first six months of 1996 compared to 1995. The increase resulted from growth in the Registrant's loan portfolio from 1995 to 1996. Average loans increased $14,753,000 from the first half of 1995 to the same


                                      -17-
period in 1996. This growth caused interest income from loans to be $717,000 higher in 1996. Loan interest income was also affected by a $64,000 increase in loan fees in 1996 compared to 1995. Half of the fee increase resulted from the Bank's new accounts receivable financing program. The increase in loan income was offset by declines in interest income from both taxable and nontaxable securities. The average balance decreased in both of these categories as amounts received from maturing securities were used to fund loan growth both in 1995 and 1996.

The deposit mix has changed significantly from 1995 to 1996 as the average balance of time deposits has increased $5,609,000, while interest-bearing transaction accounts and savings deposits declined $2,295,000. The transfer of balances into the time deposits category reflected depositors' preference for the higher interest rates offered by this type of account. However, movement into time deposits slowed in the second quarter of 1996 as interest rates paid by the Bank on time deposits have remained relatively stable since February 1996.

Table 1 documents that the net interest income spread was 4.45% for the first six months of 1996, compared to 4.28% for the prior year. The gain was caused by a 36-basis-point increase in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up 19 basis points. The 28 basis point increase in the average interest rate on loans was the only interest-earning assets category that contributed significantly to interest income in 1996. The increase in the average loan rate resulted from higher rates earned on consumer and residential real estate mortgage loans. The increase in consumer loan rates was caused by growth in the Registrant's indirect automobile portfolio, which earned a higher rate of interest than its direct loans. Higher mortgage loan rates were attributable to rising mortgage rates in 1995, which particularly affected adjustable rate mortgages. The increases in the average rate earned on consumer and mortgage loans was partly offset by a 18-basis-point drop in the average rate earned on commercial and agricultural loans. This was due to decreases in the Bank's prime lending rate in December 1995 and February 1996. The decreases in the average rates earned on nontaxable securities categories was due to maturities of higher-yielding securities.

The average interest rate on time deposits was the only interest-bearing liability interest rate that increased from 1995 to 1996. The higher rate for time deposits was attributable to rising rates in 1994 and the first quarter of 1995. As time deposits with origination dates prior to 1995 matured in the last three quarters of 1995, they matured at higher interest rates than they had carried in the first quarter of 1995. Steady time deposit rates through the end of 1995 continued this trend. After the Bank decreased rates paid on new and renewing time deposits in February 1996, the Bank has not changed time deposit rates significantly through the end of the second quarter. The lower average rate paid in 1996 on interest-



                                      -18-
bearing transaction accounts and savings deposits was caused by decreases in the rates the Bank paid on these accounts in the second half of 1995 and the first quarter of 1996.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses has increased $131,000 from December 31, 1995, to June 30, 1996. The allowance was 1.34% of total loans at June 30, 1996, compared to 1.42% at December 31, 1995. The provision for loan losses was higher in both the second quarter and first six months of 1996 than 1995. Only $23,000 of the increase in the first half of 1996 was attributable to higher net chargeoffs than the prior year. The remainder of the increase was due to a greater amount of loan growth in 1996 than in 1995.

Chargeoffs and recoveries for those loan categories with activity in the periods ended June 30, 1996 and 1995 were as follows. There were no chargeoffs or recoveries in the construction real estate mortgage loan category in the first six months of 1996 or 1995.

                                        1996                       1995
                              CHARGEOFFS    RECOVERIES   CHARGEOFFS    RECOVERIES
Commercial                     $     0       $ 3,000       $ 2,000       $ 6,000
Agricultural                         0        10,000             0             0
Real estate mortgage -
     residential                     0             0         3,000             0
Consumer                        72,000        25,000        35,000        23,000

                               $72,000       $38,000       $40,000       $29,000

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

OTHER INCOME

Total other income increased $162,000 in the second quarter of 1996 and $378,000 in the first six months of 1996 compared to 1995. This was attributable to insurance commissions income from the Registrant's new insurance subsidiary.




                                      -19-
OTHER EXPENSES

Total other expenses increased $437,000 in the first six months of 1996 compared to 1995. Of the growth, $396,000 of the increase was caused by expenses of the Registrant's new insurance subsidiary. These additional subsidiary expenses will continue for the rest of 1996. The remaining $41,000 difference was the net of $143,000 of general growth in expenses less $102,000 in lower FDIC insurance costs.

The Bank opened its Plainfield branch in one of the insurance subsidiary's existing locations in June 1996. The Cedar Springs branch opened in a temporary facility in July 1996. Expenses related to the new branch locations were insignificant in the second quarter of 1996. Branch related expenses will be higher in the second half of 1996 as the two branches become fully functional and the permanent facility for the Cedar Springs branch is constructed.

SECURITIES

There were only $180,000 of securities purchased in the first six months of 1996. There have been no significant purchases of securities since the middle of 1995 because amounts received from maturing securities have been used to fund the Registrant's loan growth. Beginning in the third quarter of 1996, the Registrant may begin to purchase securities. Purchases will occur to the extent believed prudent to provide sufficient liquidity for loan and deposit needs and to provide eligible collateral for securities sold under agreements to repurchase.

LOANS

Total loans grew $8,199,000 in the second quarter of 1996 after experiencing an increase of $6,309,000 in the first quarter. Commercial, residential real estate mortgage and consumer loans experienced increases of $1,478,000, $3,657,000 and $3,051,000, respectively in the second quarter. The growth in commercial loans resulted from a continued strong local economy which has increased loan demand and the Bank's customer calling program which has concentrated on business customers. The increase in residential real estate mortgages was due to aggressive marketing and a calling program focused on area realtors and builders. The higher consumer loan balance was caused by strong demand in indirect automobile lending.

Loan growth in the remainder of 1996 will be affected primarily by interest rates and by competition within the Bank's local market area. The calling programs will continue to be used in all loan areas to attempt to continue and stimulate demand. New marketing strategies will continue to be used to enhance the Bank's effectiveness in remaining competitive in residential real estate mortgage lending. FHA mortgage lending is being investigated and may be added to the Bank's product line. In the consumer loan



                                      -20-
category, direct mail advertising and telemarketing may be used to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. The statement requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of June 30, 1996, and December 31, 1995, were as follows:

                                                           JUNE 30,      DECEMBER 31,
                                                             1996            1995
Loans accounted for on a nonaccrual basis                  $180,000        $624,000
Loans, not included in nonaccrual loans, which are
 contractually past due 90 days or more as to
 interest or principal payments                             559,000          26,000
Loans, not included in nonaccrual or loans past due
 90 days or more, which are considered troubled
 debt restructurings                                         31,000         106,000

 Total                                                     $770,000        $756,000

DEPOSITS

Total deposits grew $3,389,000 in the second quarter of 1996, which more than doubled the increase of $1,579,000 in the first quarter of 1996. Savings deposits was the only category that did not experience growth in the second quarter. The trend of movement of deposits in the time deposits category slowed somewhat in the second quarter as the increase in demand and interest-bearing transaction accounts was greater than the growth in time deposits. Management believes this can be attributed to steady time deposit rates as well as the Bank's call program which has begun to emphasize commercial deposit growth.

The Bank's management will continue to emphasize deposit growth in the remainder of 1996. Part of the officer call program will focus on the generation of new commercial deposits.




                                      -21-
SHAREHOLDERS' EQUITY

Total shareholders' equity increased $59,000 in the second quarter of 1996, which was slightly less than the $120,000 increase experienced in the first quarter. The increase in both quarters was caused by retained earnings and was offset by a decrease in net unrealized gain or loss on securities available for sale. The decrease in the market value adjustment for securities was attributable to higher medium- and long-term interest rates, the effect of which caused a decline in the market value of portfolio securities.

Shareholders' equity as a percentage of assets was 11.42% as of June 30, 1996, compared to 12.49% as of December 31, 1995. The minimum regulatory capital percentages are 3% for the leverage ratio, 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Registrant's regulatory capital levels as of June 30, 1996, were as follows:

                                                   CAPITAL        CAPITAL AS % OF
                                                   AMOUNT       RISK ADJUSTED ASSETS
Leverage capital                                 $13,632,000           11.16%

Tier 1 capital                                   $13,631,000           14.30%

Total risk-based capital                         $14,884,000           15.61%

CAPITAL RESOURCES

The Registrant issued 20,610 shares of its common stock effective January 1, 1996, for the Bank's acquisition of Bradford Insurance (now ChoiceOne Insurance Agencies, Inc.). The Bank plans to construct a new branch office in Cedar Springs beginning in the third quarter of 1996. The expected cost of land, building and equipment approximates $750,000.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents increased $958,000 in the second quarter of 1996 and has decreased $1,843,000 in the first six months of 1996. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based



                                      -22-
upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $17,992,000 at the 0-to-3-month repricing period as of June 30, 1996. The negative amount was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1 to 5 year period is more reflective of the Registrant's experience. Management will determine the rates necessary based on competitive rates and the need for deposited funds.

The Registrant's management is aware of the inherent interest rate risk associated with gap management. As interest rate fluctuations occur, the relationship between rate-sensitive assets and liabilities will be monitored by management and changes in assets and liabilities will be made when deemed necessary. It is the goal of the Registrant's Asset/Liability Management Committee to maintain a desired interest rate spread through its pricing of both loans and deposits.

























                                      -23-

Table 3 - Maturities and Repricing Schedule
                                                                     AS OF JUNE 30, 1996
                                              0 - 3         3 - 12         1 - 5         OVER
                                             MONTHS         MONTHS         YEARS        5 YEARS        TOTAL
                                                                    (Dollars in thousands)
Assets
 Loans                                      $ 28,130       $ 20,929       $30,018       $14,513       $ 93,590
 Interest-bearing deposits
 with banks                                       21              0             0             0             21
 Taxable securities                            2,071          2,716         7,906         1,222         13,915
 Nontaxable securities                             0            269         4,332         3,327          7,928
   Rate-sensitive assets                      30,222         23,914        42,256        19,062        115,454

Liabilities
 Interest-bearing transaction
   accounts                                   26,618              0             0             0         26,618
 Savings deposits                              9,406              0             0             0          9,406
 Time deposits                                 9,462         21,599        18,919           144         50,124
 Repurchase agreements                           278              0             0             0            278
 Federal Home Loan Bank
   advance                                         0              0         6,000             0          6,000
 Federal funds purchased                       2,450              0             0             0          2,450

   Rate-sensitive liabilities                 48,214         21,599        24,919           144         94,876

   Rate-sensitive assets
     less rate-sensitive
     liabilities

   Asset (liability) gap
     for the period                         $(17,992)      $  2,315       $17,337       $18,918       $ 20,578

   Cumulative asset
     (liability) gap                        $(17,992)      $(15,677)      $ 1,660       $20,578

   Cumulative rate-
     sensitive assets as
     a percentage of
     cumulative rate-
     sensitive
     liabilities                               62.68%         77.54%       101.75%       121.69%






                                      -24-
                        PART II.  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES.

On April 30, 1996, the Registrant held its 1996 annual meeting of shareholders. At the meeting, the shareholders voted to approve an amendment to the Registrant's Articles of Incorporation to increase the Registrant's authorized capital from 500,000 shares of Common Stock, $10.00 par value per share ("Common Stock"), to 1,000,000 shares of Common Stock.

All of the additional shares resulting from the increase in the Registrant's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as shares of Common Stock previously outstanding.

The newly authorized shares of Common Stock are unreserved and available for issuance. No further shareholder authorization is required prior to the issuance of such shares by the Registrant. Shareholders have no preemptive rights to acquire shares issued by the Registrant under its Articles of Incorporation, and shareholders did not acquire any such rights with respect to such additional shares of Common Stock under the amendment to the Registrant's Articles of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing shareholders.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 30, 1996, the annual meeting of the Registrant was held. The following directors were elected by the shareholders to serve for three-year terms to expire at the 1999 annual meeting:

                                          VOTES FOR      VOTES WITHHELD
Jae M. Maxfield                            378,963           5,045
Jon E. Pike                                375,258          10,910
Linda R. Pitsch                            381,123           5,045

Directors William F. Cutler, Jr., L. Edmond Eary, Jr., M.D., Walter Hill and Andrew Zamiara have terms of office that continue until the 1997 annual meeting. The terms of directors Frank G. Berris, Lawrence D. Bradford, Lewis G. Emmons and Stuart Goodfellow run through the 1998 annual meeting.


                                      -25-
The shareholders passed a proposal to approve an amendment to the Registrant's Articles of Incorporation to increase the number of authorized shares of common stock from 500,000 to 1,000,000 shares.
A total of 385,177 shares were voted for the proposal, 6,101 shares were voted against the proposal, 368 shares abstained from voting and there were 11,511 shares not voted by brokers.


Item 5.  OTHER INFORMATION.

Name changes for both Sparta State Bank and Bradford Insurance Centre, Ltd. became effective in the second quarter of 1996. The new name for Sparta State Bank is ChoiceOne Bank. The new name for Bradford Insurance Centre, Ltd. is ChoiceOne Insurance Agencies, Inc.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. Exhibits required by Item 601 of Regulation S-B. The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS

       3.1 Articles of Incorporation of the Registrant as currently in effect and any amendments thereto.

       3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

       27         Financial Data Schedule.

     2. Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1996.














                                      -26-
                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   1ST COMMUNITY BANCORP, INC.




Date  August 12, 1996              /S/ JAE M. MAXFIELD
                                   President and Chief Executive Officer




Date  August 12, 1996               /S/ THOMAS L. LAMPEN
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting
                                    officer)




























                                      -27-
                             INDEX TO EXHIBITS


The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS

       3.1 Articles of Incorporation of the Registrant as currently in effect and any amendments thereto.

       3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

       27           Financial Data Schedule.

































                                      -28-