Form 10QSB
period 1996-09-30
1ST COMMUNITY BANCORP INC
filed 1996-11-14
CIK 803164

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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
Yes    X       No
    -------       -------

As of October 31, 1996, the registrant had outstanding 482,710 shares of common stock having a par value of $10 per share.

Transitional Small Business Disclosure Format (check one):  Yes        No   X
                                                                -----     -----

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                        1ST COMMUNITY BANCORP, INC.

                        CONSOLIDATED BALANCE SHEETS

                 September 30, 1996, and December 31, 1995

                                                    SEPTEMBER 30,       DECEMBER 31,
                                                       1996                1995
                                                   -------------       -------------
                                                    (Unaudited)
ASSETS
Cash and due from banks                            $  4,384,000        $  4,806,000

Securities available for sale (Note 2)               20,693,000          22,602,000
Other securities (Note 2)                             1,588,000             585,000

Loans (Note 3)                                      103,444,000          79,082,000
Allowance for loan losses (Note 4)                   (1,244,000)         (1,121,000)
                                                   ------------        ------------

 Net loans                                          102,200,000          77,961,000

Premises and equipment - net                          2,912,000           2,589,000
Accrued interest receivable                             992,000             773,000
Other assets                                          1,292,000             842,000
                                                   ------------        ------------

   Total assets                                    $134,061,000        $110,158,000
                                                   ============        ============








See accompanying notes to the consolidated financial statements.

                        1ST COMMUNITY BANCORP, INC.

                  CONSOLIDATED BALANCE SHEETS - Continued

                 September 30, 1996, and December 31, 1995

                                                       SEPTEMBER 30,        DECEMBER 31,
                                                          1996                 1995
                                                       ------------        ------------
                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
 Demand                                                $ 12,138,000        $ 10,425,000
 Interest-bearing transaction accounts                   24,370,000          25,167,000
 Savings                                                  9,388,000           9,369,000
 Time                                                    51,129,000          47,883,000
                                                       ------------        ------------

   Total deposits                                        97,025,000          92,844,000

Federal funds purchased and securities sold under
 agreements to repurchase                                 6,148,000           1,000,000
Accrued interest payable                                    419,000             339,000
Federal Home Loan Bank advances                          15,000,000           1,000,000
Other liabilities                                         1,312,000           1,217,000
                                                       ------------        ------------

   Total liabilities                                    119,904,000          96,400,000

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
 authorized: 1,000,000; shares outstanding:
 482,710 at September 30, 1996, and
 464,803 at December 31, 1995                             4,827,000           4,648,000
Surplus                                                   3,161,000           3,455,000
Retained earnings                                         6,149,000           5,404,000
Net unrealized appreciation on securities
 available for sale, net of deferred tax effect              20,000             251,000
                                                       ------------        ------------

   Total shareholders' equity                            14,157,000          13,758,000
                                                       ------------        ------------


   Total liabilities and shareholders' equity          $134,061,000        $110,158,000
                                                       ============        ============

See accompanying notes to the consolidated financial statements.

                        1ST COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                        ---------------------------       ---------------------------
                                           1996             1995             1996             1995
                                        ----------       ----------       ----------       ----------
INTEREST INCOME
 Loans, including fees                  $2,381,000       $1,843,000       $6,523,000       $5,171,000
 Securities
   Taxable                                 231,000          293,000          696,000          929,000
   Nontaxable                              105,000          123,000          317,000          396,000
 Other                                           0            1,000            2,000            4,000
                                        ----------       ----------       ----------       ----------

     Total interest income               2,717,000        2,260,000        7,538,000        6,500,000

INTEREST EXPENSE
 Deposits                                1,002,000          986,000        2,936,000        2,778,000
 Other                                     223,000           35,000          365,000           89,000
                                        ----------       ----------       ----------       ----------

     Total interest expense              1,225,000        1,021,000        3,301,000        2,867,000
                                        ----------       ----------       ----------       ----------

NET INTEREST INCOME                      1,492,000        1,239,000        4,237,000        3,633,000
PROVISION FOR LOAN LOSSES                   75,000           39,000          240,000           99,000
                                        ----------       ----------       ----------       ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES               1,417,000        1,200,000        3,997,000        3,534,000

OTHER INCOME
 Service charges on deposit
   accounts                                 78,000           85,000          235,000          233,000
 Other service charges
   and fees                                 25,000           25,000           84,000           78,000
 Net security gains                              0                0                0           11,000
 Mortgage loan sales
   and servicing                            21,000           21,000           63,000           69,000
 Insurance commissions
   income                                  191,000                0          573,000                0
 Other income                               39,000           21,000          112,000           96,000
                                        ----------       ----------       ----------       ----------

     Total other income                    354,000          152,000        1,067,000          487,000

OTHER EXPENSES
 Salaries and wages                        541,000          365,000        1,556,000        1,078,000
 Pension and other employee
   benefits                                106,000           63,000          310,000          213,000
 Occupancy expense                          66,000           46,000          193,000          146,000
 Furniture and equipment
   expense                                 109,000           63,000          289,000          198,000
 Other expenses (Note 6)                   372,000          300,000        1,012,000          931,000
                                        ----------       ----------       ----------       ----------

     Total other expenses                1,194,000          837,000        3,360,000        2,566,000
                                        ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAX                   577,000          515,000        1,704,000        1,455,000
INCOME TAX EXPENSE (NOTE 7)                153,000          132,000          464,000          364,000
                                        ----------       ----------       ----------       ----------

NET INCOME                              $  424,000       $  383,000       $1,240,000       $1,091,000
                                        ==========       ==========       ==========       ==========

EARNINGS PER SHARE (NOTE 1)             $      .88       $      .82       $     2.56       $     2.30
                                        ==========       ==========       ==========       ==========

See accompanying notes to the consolidated financial statements.

                        1ST COMMUNITY BANCORP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                           -------------------------------
                                                               1996                1995
                                                           ------------        -----------
Cash flows from operating activities
 Net income                                                $  1,240,000        $ 1,091,000
 Adjustments to reconcile net income to net cash
  from operating activities
   Net gain on sale of securities                                     0            (11,000)
   Net amortization on securities                                63,000            105,000
   Net loss on sale of loans                                    (11,000)                 0
   Loans originated for sale                                   (881,000)        (1,444,000)
   Proceeds from loan sales                                   1,442,000          1,472,000
   Provision for loan losses                                    240,000             99,000
   Depreciation                                                 218,000            166,000
   Deferred income tax benefit                                  (59,000)                 0
   Changes in:
     Interest receivable and other assets                      (491,000)          (141,000)
     Interest payable and other liabilities                     175,000            146,000
                                                           ------------        -----------

       Net cash provided by operating activities              1,936,000          1,483,000

Cash flows from investing activities
 Securities available for sale:
   Proceeds from sales of securities                                  0          1,171,000
   Proceeds from maturities of securities                     1,999,000          2,586,000
   Purchase of securities                                    (1,506,000)          (587,000)
 Securities held to maturity:
   Proceeds from maturities of securities                             0          1,294,000
   Purchase of securities                                             0           (350,000)
 Net customer loan activity                                 (25,733,000)        (8,711,000)
 Loans sold                                                     935,000            655,000
 Loans purchased                                               (231,000)          (110,000)
 Net expenditures for premises and equipment                   (541,000)          (179,000)
                                                           ------------        -----------

       Net cash used in investing activities                (25,077,000)        (4,231,000)




Cash flows from financing activities
 Net increase in deposits                                     4,181,000            792,000
 Increase in federal funds purchased and
   securities sold under agreements to repurchase             5,148,000          2,881,000
 Increase in Federal Home Loan Bank advances                 14,000,000                  0
 Purchase and retirement of stock                              (115,000)          (811,000)
 Cash dividends paid                                           (495,000)          (362,000)
                                                           ------------        -----------

       Net cash provided by
          financing activities                               22,719,000          2,500,000
                                                           ------------        -----------

Net change in cash and cash equivalents                        (422,000)          (248,000)
Cash and cash equivalents at beginning of period              4,806,000          2,948,000
                                                           ------------        -----------

Cash and cash equivalents at end of period                 $  4,384,000        $ 2,700,000
                                                           ============        ===========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                $  3,221,000        $ 2,814,000
   Income taxes                                            $    569,000        $   340,000

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

The consolidated financial statements include the accounts of the Registrant and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank and ChoiceOne Insurance Agencies, Inc., after elimination of significant intercompany transactions and accounts. The name of Sparta State Bank was changed to ChoiceOne Bank effective in the second quarter of 1996. The name of Bradford Insurance Centre, Ltd. was also changed to ChoiceOne Insurance Agencies, Inc. in the second quarter.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 1996, and December 31, 1995, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1996, and September 30, 1995, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996, and September 30, 1995. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

Effective January 1, 1996, the Registrant issued 20,610 shares of 1st Community Bancorp, Inc. common stock to acquire Bradford Insurance. The Registrant repurchased 2,703 shares of its stock in August 1996. The purchase of the stock coincided with the Registrant s plans to adopt an employee stock ownership plan.

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the repurchase of stock in August 1996, the issuance of stock in January 1996, the 20% stock split paid in December 1995 and the repurchase of stock in April 1995. The weighted average number of shares outstanding was 484,414 for the third quarter and 485,078 for the first nine months of 1996, 464,923 for the third quarter of 1995 and 474,347 for the first nine months of 1995.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid. The number of shares outstanding has been adjusted for the issuance of 20,610 shares in January 1996, the 20% stock split paid in December 1995 and the repurchase of stock in April 1995. The number of shares outstanding was 482,710 for the cash dividends paid in the first three quarters of 1996, 464,923 for the cash dividend paid in the second and third quarters of 1995 and 486,912 for the cash dividend paid in the first quarter of 1995.


NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at September 30, 1996, and December 31, 1995, were as follows:

                                                            GROSS             GROSS            APPROXIMATE
                                        AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                          COST              GAINS             LOSSES              VALUE
                                       -----------        ----------        ----------         -----------
SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 1996
U.S. Treasury and
 U.S. Government agencies              $ 4,073,000         $ 30,000         $ (19,000)         $ 4,084,000
Obligations of states and
 political subdivisions                 10,969,000          154,000           (71,000)          11,052,000
U.S. Government agencies
 backed by mortgages                     5,315,000           23,000           (81,000)           5,257,000

Other                                      306,000                0            (6,000)             300,000
                                       -----------         --------         ---------          -----------
 Total                                 $20,663,000         $207,000         $(177,000)         $20,693,000
                                       ===========         ========         =========          ===========

DECEMBER 31, 1995
U.S. Treasury and
 U.S. Government agencies              $ 4,523,000         $ 97,000         $  (2,000)         $ 4,618,000
Obligations of states and
 political subdivisions                 11,481,000          278,000           (29,000)          11,730,000
U.S. Government agencies
 backed by mortgages                     5,912,000           70,000           (35,000)           5,947,000
Other                                      305,000            2,000                 0              307,000
                                       -----------         --------         ---------          -----------

 Total                                 $22,221,000         $447,000         $ (66,000)         $22,602,000
                                       ===========         ========         ==========         ===========

                                                            GROSS             GROSS            APPROXIMATE
                                        AMORTIZED         UNREALIZED        UNREALIZED            FAIR
                                          COST              GAINS             LOSSES              VALUE
                                       -----------        ----------        ----------         -----------
OTHER SECURITIES
SEPTEMBER 30, 1996
Federal Reserve Bank stock             $   210,000         $      0         $       0          $   210,000
Federal Home Loan Bank stock             1,378,000                0                 0            1,378,000
                                       -----------         --------         ---------          -----------

 Total                                 $ 1,588,000         $      0         $       0          $ 1,588,000
                                       ===========         ========         ==========         ===========


DECEMBER 31, 1995
Federal Reserve Bank stock             $   210,000         $      0         $       0          $   210,000
Federal Home Loan Bank stock               375,000                0                 0              375,000
                                       -----------         --------         ---------          -----------

 Total                                 $   585,000         $      0         $       0          $   585,000
                                       ===========         ========         ==========         ===========


The following sets forth information regarding sales of securities available for sale for the nine months ended September 30, 1996 and 1995:

                                                  1996            1995
                                                 ------        ----------
Proceeds from sales of securities                $    0        $1,171,000
Gross realized gains                                  0            11,000
Gross realized losses                                 0                 0

For the nine months ended September 30, 1996, the change in net unrealized holding gain or loss on securities available for sale decreased by $351,000 resulting in an unrealized gain on securities available for sale of $30,000. There were no sales or transfers of securities classified as held to maturity.

Securities with a book value of approximately $252,000 and $260,000 were pledged as collateral for public deposits at September 30, 1996, and December 31, 1995, respectively. Securities with a book value of approximately $1,258,000 were pledged as collateral for securities sold under agreements to repurchase at September 30, 1996. There were no securities sold under agreements to repurchase at December 31, 1995.


NOTE 3 - LOANS

Loans at September 30, 1996, and December 31, 1995, were classified as follows:

                                            SEPTEMBER 30,        DECEMBER 31,
                                                1996                1995
                                            -------------        ------------
Commercial                                  $ 31,306,000         $23,174,000
Agricultural                                   9,186,000           9,513,000
Real estate mortgage - construction            2,773,000             805,000
Real estate mortgage - residential            35,662,000          28,843,000
Consumer                                      24,517,000          16,747,000
                                            ------------         -----------

Total                                       $103,444,000         $79,082,000
                                            ============         ===========

Loans held for sale included $53,000 of residential real estate mortgages and $2,000 of consumer loans at September 30, 1996. Loans held for sale were accounted for at the lower of aggregate cost or market.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans as of September 30, 1996, and December 31, 1995, follows:

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               1996             1995
                                                           -------------     ------------
Loans classified as impaired                                 $261,000         $409,000
Less impaired loans for which no allowance for
 credit losses had been established                           171,000           57,000
                                                             --------         --------

Impaired loans for which an allowance for credit
 losses had been determined                                  $ 90,000         $352,000
                                                             ========         ========

Allowance determined for above impaired loans                $  3,000         $  5,000
                                                             ========         ========

Information regarding impaired loans for the nine months ended September 30, 1996 and 1995 follows:

                                                         1996           1995
                                                       --------       --------
Average balance of impaired loans                      $328,000       $453,000
Interest income recognized on impaired loans             23,000         36,000
Interest income recognized on a cash-basis on
 impaired loans                                          17,000         36,000

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the nine months ended September 30, 1996 and 1995 follows:

                                                   1996            1995
                                                ----------      ----------
Balance at beginning of period                  $1,121,000      $1,039,000

Provision charged to operating expense             240,000          99,000
Recoveries credited to the allowance                55,000          38,000
Loans charged-off                                 (172,000)        (71,000)
                                                ----------      ----------

Balance at end of period                        $1,244,000      $1,105,000
                                                ==========      ==========

NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $3,306,000 were held at NBD Bank at September 30, 1996.

As of September 30, 1996, the Bank had outstanding commitments to make loans totaling $14,461,000, the majority of which have variable interest rates. The Bank had issued and outstanding approximately $2,235,000 of unused lines of credit and $155,000 in letters of credit at September 30, 1996.


NOTE 6 - OTHER EXPENSES

Other expenses for the nine months ended September 30, 1996 and 1995 were as follows:

                                              1996           1995
                                           ----------      --------
Supplies and postage                       $  176,000      $114,000
Computer processing                           121,000       116,000
Legal and professional                        104,000       146,000
State single business tax expense              84,000        64,000
Advertising and marketing                      47,000        42,000
FDIC insurance                                  2,000        97,000
Other                                         478,000       352,000
                                           ----------      --------

 Total                                     $1,012,000      $931,000
                                           ==========      ========

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the nine months ended September 30, 1996 and 1995 were as follows:

                                               1996           1995
                                             --------       --------
Current income tax expense                   $523,000       $372,000
Deferred income tax benefit                   (59,000)        (8,000)
                                             --------       --------

  Income tax expense                         $464,000       $364,000
                                             ========       ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at September 30, 1996, and December 31, 1995, were as follows:

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                     -------------   ------------
Deferred tax assets:
 Allowance for loan losses                             $318,000       $276,000
 Postretirement benefits obligation                      96,000         95,000
 Deferred compensation                                   63,000         60,000
 Deferred loan fees                                      57,000         68,000
 Other                                                   64,000         59,000
                                                       --------       --------

   Total deferred tax assets                            598,000        558,000

Deferred tax liabilities:
 Depreciation                                           162,000        177,000
 Pension fund asset                                      87,000         93,000
 Unrealized appreciation on securities available
   for sale                                              10,000        130,000
 Other                                                   14,000         11,000
                                                       --------       --------


   Total deferred tax liabilities                       273,000        411,000
                                                       --------       --------
   Net deferred tax asset                              $325,000       $147,000
                                                       ========       ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at September 30, 1996, or December 31, 1995.

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

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $41,000 or 11% in the third quarter of 1996 compared to 1995 and has risen $149,000 or 14% in the first nine months of 1996 compared to the first nine months of the prior year. The improvement in both the third quarter and first nine months of 1996 resulted from higher net interest income and other income, the effect of which was partially offset by growth in the provision for loan losses and other expenses.

Approximately 85% of the increase in net interest income in 1996 was caused by growth in average interest-earning assets. The remainder was attributable to a slightly wider spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities than in the comparable period of the prior year. The higher provision for loan losses was due to both loan growth and higher loan chargeoffs in 1996 than 1995. The majority of the change in other income and other expenses resulted from the inclusion of income and expense from ChoiceOne Insurance Agencies, Inc. effective January 1, 1996.

The return on average assets was 1.38% for the first nine months of 1996, compared to 1.37% for the same period in 1995. The return on average shareholders' equity was 11.78% for the first three quarters of 1996, compared to 11.14% for the comparable period of the prior year.

CASH DIVIDENDS

Cash dividends declared in the third quarter of 1996 were $169,000 or $.35 per common share, which represents a $.08 per share or 30% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first nine months of 1996 were $495,000 or $1.02 per share, which was $.25 per share or 32% more than the dividends paid in the same period of 1995. Cash dividends per share in 1995 have been adjusted for the 6-for-5 stock split paid in December 1995. The cash dividend payout percentage for the first three quarters of 1996 was 39.85%, compared to 33.15% for the same period of 1995.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following two pages provide information regarding interest income and expense for the nine-month periods ended September 30, 1996, and September 30, 1995. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------------------
                                                              1996                                          1995
                                            --------------------------------------        --------------------------------------
                                            AVERAGE                        AVERAGE        AVERAGE                        AVERAGE
                                            BALANCE         INTEREST        RATE          BALANCE         INTEREST        RATE
                                            --------        --------       -------        -------         --------       -------
                                                                            (Dollars in Thousands)
Assets
 Loans <F1>                                 $ 89,948         $6,552         9.71%         $ 72,322         $5,196         9.58%
 Taxable securities <F2>                      14,421            696         6.45            19,303            929         6.33
 Nontaxable securities <F1><F2>                8,187            480         7.97             9,500            600         8.38
 Other                                            63              2         6.35               110              4         4.85
                                            --------         ------                       --------         ------

   Interest-earning assets                   112,619          7,730         9.15           101,235          6,729         8.86
                                                             ------                                        ------
 Noninterest-earning assets                    6,382                                         6,102
                                            --------                                      --------

   Total assets                             $119,001                                      $107,337
                                            ========                                      ========

Liabilities and Shareholders' Equity
 Interest-bearing transaction
   accounts                                 $ 25,200            612         3.24          $ 25,897            699         3.60
 Savings deposits                              9,376            131         1.86            10,011            178         2.37
 Time deposits                                49,813          2,193         5.87            45,138          1,901         5.62
 Federal Home Loan Bank advances               5,796            267         6.14                 0              0          N/A
 Other                                         2,403             98         5.44             1,939             89         6.12
                                            --------         ------                       --------         ------

   Interest-bearing liabilities               92,588          3,301         4.75            82,985          2,867         4.61
                                                             ------         ----                           ------         ----
 Noninterest-bearing liabilities              12,394                                        11,262
 Shareholders' equity                         14,019                                        13,090
                                            --------                                      --------

 Total liabilities and
   shareholders' equity                     $119,001                                      $107,337
                                            ========                                      ========

Net interest income (tax-equivalent
 basis) - interest spread                                     4,429         4.40%                           3,862         4.25%
                                                                            ====                                          ====

Tax equivalent adjustment <F1>                                 (192)                                         (229)
                                                             ------                                        ------

Net interest income                                          $4,237                                        $3,633
                                                             ======                                        ======

Net interest income as a percentage
 of earning assets (tax-equivalent
 basis)                                                                     5.24%                                         5.09%
                                                                            ====                                          ====

<F1> Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

<F2> The average balance includes the effect of unrealized
appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------
                                                           1996 COMPARED TO 1995
                                                           ---------------------
                                                     TOTAL         VOLUME         RATE
                                                     -----         ------         ----
                                                           (Dollars in Thousands)
Increase (decrease) in interest income <F1>
 Loans <F2>                                         $1,356         $1,283         $ 73
 Taxable securities                                   (233)          (250)          17
 Nontaxable securities <F2>                           (120)           (92)         (28)
 Other                                                  (2)            (2)           0
                                                    ------         ------         ----

   Net change in tax-equivalent income               1,001            939           62

Increase (decrease) in interest expense <F1>
 Interest-bearing transaction accounts                 (87)           (18)         (69)
 Savings deposits                                      (47)           (11)         (36)
 Time deposits                                         292            204           88
 Federal Home Loan Bank advances                       267            267            0
 Other                                                   9             20          (11)
                                                    ------         ------         ----

   Net change in interest expense                      434            462          (28)
                                                    ------         ------         ----

   Net change in tax-equivalent
     net interest income                            $  567         $  477         $ 90
                                                    ======         ======         ====

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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $567,000 in the first nine months of 1996 compared to the same period of 1995. The increase primarily resulted from growth in the Registrant's loan portfolio from 1995 to 1996. Average loans for the first three quarters of 1996 increased $17,626,000 over the average for the first three quarters of 1995. This growth caused interest income from loans to be $1,283,000 higher for the first nine months of 1996. Loan interest income was also affected by a $102,000 increase in loan fees during the first nine months of 1996 compared to the same period of 1995. Approximately 70% of the fee increase resulted from the Bank's new accounts receivable financing program. The increase in loan income was offset by declines in interest income from both taxable and nontaxable securities. The average balance decreased in both of these categories as amounts received from maturing securities were used to fund loan growth both in 1995 and 1996.

The mix of interest-bearing liabilities has changed significantly from 1995 to 1996. Average time deposits increased $4,675,000 and Federal Home Loan Bank advances increased $5,796,000. Federal Home Loan Bank advances were shown as a separate item for the first time this quarter in Tables 1 and 2 because they have become a significant source of loan growth funding. Little change occurred in the other interest-bearing liability categories. The growth in time deposits reflected depositors' preference for the higher interest rates offered by this type of account. The increase in Federal Home Loan Bank advances reflects the extent to which the Bank was unable to fund loan growth through deposit growth or securities maturities.

Table 1 documents that the net interest income spread was 4.40% for the first nine months of 1996, compared to 4.25% for the same period in the prior year. The gain was caused by a 29-basis-point increase in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up only 14 basis points. The
13 basis point increase in the average interest rate on loans was the only interest-earning asset category that has contributed significantly to interest income in 1996. The increase in the average loan rate resulted from higher rates earned on consumer and residential real estate mortgage loans, which was offset by lower rates on commercial and agricultural loans.

The average interest rate on time deposits was the only interest-bearing liability interest rate that increased from 1995 to 1996. This increase was due primarily to competitive pressures within the Bank's market area. The rates on all other interest-bearing liabilities decreased from 1995 to 1996.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $123,000 from December 31, 1995, to September 30, 1996. The allowance was 1.20% of total loans at

September 30, 1996, compared to 1.42% at December 31, 1995. The provision for loan losses was higher in both the third quarter and first nine months of 1996 than 1995. Approximately $84,000 of the increase in the provision for loan losses in the first three quarters of 1996 was attributable to higher net chargeoffs than the prior year. The remainder of the increase was due to a greater amount of loan growth in 1996 than 1995.

Chargeoffs and recoveries for those loan categories with activity in the periods ended September 30, 1996 and 1995 were as set forth below. There were no chargeoffs or recoveries in the construction real estate mortgage loan category in the first nine months of 1996 or 1995.

                                      1996                        1995
                            ------------------------     -----------------------
                            CHARGEOFFS    RECOVERIES     CHARGEOFFS   RECOVERIES
                            ----------    ----------     ----------   ----------
Commercial                   $ 35,000       $10,000       $ 2,000       $ 6,000
Agricultural                        0        10,000             0             0
Real estate mortgage -
     residential                    0             0         3,000             0
Consumer                      137,000        35,000        66,000        32,000
                             --------       -------       -------       -------

                             $172,000       $55,000       $71,000       $38,000
                             ========       =======       =======       =======

The amount of chargeoffs which the Bank will experience in the remainder of 1996 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As chargeoffs, changes in the level of nonperforming loans, and loan growth occur in the remainder of 1996, the provision and allowance for loan losses will be reviewed by the Registrant s management and adjusted as believed necessary.

OTHER INCOME

Total other income increased $202,000 in the third quarter of 1996 and $580,000 in the first nine months of 1996 compared to 1995. This was primarily attributable to insurance commissions income from the Registrant's new insurance subsidiary.

OTHER EXPENSES

Total other expenses increased $357,000 in the third quarter of 1996 and $794,000 in the first nine months of 1996 compared to 1995. Of the growth in the first three quarters of 1996, $613,000 was related to expenses of the Registrant's new insurance subsidiary. These additional subsidiary expenses will continue for the rest of 1996. The remaining $181,000 increase was due to expenses related to the name changes of the Registrant's subsidiaries, expenses related to the Bank's two new branches and general expense growth.

SECURITIES

There were only $1,506,000 of securities purchased in the first nine months of 1996. The level of securities purchases has been limited because amounts received from maturing securities have been used to fund the Registrant's loan growth. In the third quarter of 1996, the Registrant began to purchase securities to replace maturing securities. Purchases will continue to occur in future quarters to the extent believed prudent to provide eligible collateral for securities sold under agreements to repurchase. The Registrant s securities portfolio will also serve as a secondary source of liquidity for loan and deposit needs.

LOANS

Total loans grew $9,854,000 in the third quarter of 1996 which continued the strong growth experienced in the first two quarters. Commercial, construction real estate mortgage, residential real estate mortgage and consumer loans experienced increases of $3,755,000, $1,650,000, $994,000 and $3,281,000, respectively, in the third quarter of 1996. The growth in commercial loans resulted from a continued strong local economy which has increased loan demand and the Bank's customer calling program which has concentrated on business customers. The increase in construction and residential real estate mortgages was due to increased marketing and a calling program focused on area realtors and builders. The higher consumer loan balance was caused by strong demand in indirect automobile lending.

Loan growth in the remainder of 1996 and into 1997 will be affected primarily by interest rates and by competition within the Bank's local market area. The calling programs will continue to be used in all loan areas to attempt to continue and stimulate demand. The Bank intends to continue using new marketing strategies to enhance the Bank's effectiveness in remaining competitive in residential real estate mortgage lending. It is planned that Federal Housing Administration mortgage lending will be added to the Bank's product line in the fourth quarter. In the consumer loan category, direct mail advertising and telemarketing are planned to stimulate demand for direct loans while management intends to emphasize development of its indirect loan portfolio.

The Registrant implemented Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. The statement requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of September 30, 1996, and December 31, 1995, were as follows:

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            1996           1995
                                                        -------------   ------------
Loans accounted for on a nonaccrual basis                 $281,000       $624,000
Loans, not included in nonaccrual loans, which are
 contractually past due 90 days or more as to
 interest or principal payments                            362,000         26,000
Loans, not included in nonaccrual or loans past due
 90 days or more, which are considered troubled
 debt restructurings                                        32,000        106,000
                                                          --------       --------

 Total                                                    $675,000       $756,000
                                                          ========       ========

DEPOSITS

Total deposits declined in the third quarter of 1996 from the levels attained in the first two quarters of the year, although total deposits for the nine months ended September 30, 1996 increased from December 31, 1995. The third quarter decrease was caused by a $2,248,000 reduction in interest-bearing transaction accounts; demand deposits and time deposits were up slightly during the quarter. Demand deposits and time deposits are the only deposit categories which have experienced growth in the first three quarters of 1996. Part of the increase in demand deposits has resulted from commercial deposits obtained from new commercial loan clients. The increase in the time deposits balance has been primarily due to the attractiveness to depositors of the higher interest rates offered by these products.

The Bank's management plans to attempt to stimulate deposit growth in the remainder of 1996. Part of the officer call program will focus on the generation of new commercial deposits. The Bank's two new branches will also be used to attempt to obtain deposits.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $220,000 in the third quarter of 1996 and has increased $399,000 since December 31, 1995. The equity growth in 1996 has been caused by retained earnings. The effect of retained earnings has been offset by funds used to purchase the Registrant's stock and a decrease in net unrealized gain or loss on securities available for sale. The decrease in the market value adjustment for securities was attributable to higher medium- and long-term interest rates, the effect of which caused a decline in the market value of portfolio securities.

Shareholders' equity as a percentage of assets was 10.56% as of September 30, 1996, compared to 12.49% as of December 31, 1995. The decrease in the equity to assets ratio is consistent with management's desire to more effectively use shareholders' equity by leveraging it through asset growth. The minimum regulatory capital percentages are 3% for the leverage ratio, 4% for the Tier 1 capital ratio and 8% for the total risk-based capital ratio. The Registrant's regulatory capital levels as of September 30, 1996, were as follows:

                                                   CAPITAL       CAPITAL AS % OF
                                                   AMOUNT      RISK ADJUSTED ASSETS
                                                   -------     --------------------
Leverage capital                                 $13,778,000          10.28%

Tier 1 capital                                   $13,778,000          14.43%

Total risk-based capital (Tier 1 and Tier 2
 combined)                                       $14,971,000          15.68%

CAPITAL RESOURCES

The Registrant issued 20,610 shares of its common stock effective January 1, 1996, for the Bank's acquisition of Bradford Insurance (now ChoiceOne Insurance Agencies, Inc.). The Bank plans to construct a new branch office in Cedar Springs beginning in the fourth quarter of 1996. The expected cost of land, building and equipment approximates $750,000.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant and the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents increased $1,421,000 in the third quarter of 1996 and has decreased $422,000 in the first nine months of 1996. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $11,648,000 at the one-year repricing point as of September 30, 1996. The negative amount at the end of the third quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1 to 5 year period is more reflective of the Registrant's experience. Management will determine appropriate interest rates based on competitive rates and the need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule
                                                            AS OF SEPTEMBER 30, 1996
                                          -----------------------------------------------------------
                                          0 - 3         3 - 12        1 - 5        OVER
                                          MONTHS        MONTHS        YEARS       5 YEARS       TOTAL
                                          ------        ------        -----       -------       -----
                                                             (Dollars in thousands)
Assets
 Loans                                   $ 31,568      $ 21,664      $33,334      $16,878      $103,444
 Interest-bearing deposits
   with banks                                  24             0            0            0            24
 Taxable securities                         2,760         1,292        8,842        1,391        14,285
 Nontaxable securities                          0           525        4,244        3,227         7,996
                                         --------      --------      -------      -------      --------
   Rate-sensitive assets                   34,352        23,481       46,420       21,496       125,749

Liabilities
 Interest-bearing transaction
   accounts                                24,370             0            0            0        24,370
 Savings deposits                           9,388             0            0            0         9,388
 Time deposits                             12,945        16,630       21,435          119        51,129
 Repurchase agreements                        648             0            0            0           648
 Federal Home Loan Bank
   advance                                      0             0       15,000            0        15,000
 Federal funds purchased                    5,500             0            0            0         5,500
                                         --------      --------      -------      -------      --------

   Rate-sensitive liabilities              52,851        16,630       36,435          119       106,035
                                         --------      --------      -------      -------      --------
Rate-sensitive assets less
 rate-sensitive liabilities

 Asset (liability) gap
   for the period                        $(18,499)     $  6,850      $ 9,985      $21,378      $ 19,714
                                         ========      ========      =======      =======      ========

 Cumulative asset
   (liability) gap                       $(18,499)     $(11,649)     $(1,664)     $19,714
                                         ========      ========      =======      =======

 Cumulative rate-
   sensitive assets as a
   percentage of
   cumulative rate-
   sensitive liabilities                    65.00%        83.24%       98.43%      118.59%
                                         ========      ========      =======      =======

                        PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. Exhibits required by Item 601 of Regulation S-B. The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS

       3.1 Articles of Incorporation of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for its quarterly period ended June 30, 1996. Incorporated herein by reference.

       3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

       27       Financial Data Schedule.

     2. Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   1ST COMMUNITY BANCORP, INC.




Date  November 12, 1996            /S/ JAE M. MAXFIELD
                                   Jae M. Maxfield
                                   President and Chief Executive Officer




Date  November 12, 1996            /S/ THOMAS L. LAMPEN
                                   Thomas L. Lampen
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting
                                   officer)

                             INDEX TO EXHIBITS


The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS

       3.1 Articles of Incorporation of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for its quarterly period ended June 30, 1996. Incorporated herein by reference.

       3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

       27           Financial Data Schedule.