Form 10KSB40
period 1996-12-31
1ST COMMUNITY BANCORP INC
filed 1997-03-31
CIK 803164

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-KSB

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996

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
(State or Other Jurisdiction           (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          109 EAST DIVISION
           SPARTA, MICHIGAN                           49345
(Address of Principal Executive Offices)            (Zip Code)

                               (616) 887-7366
              (Issuer's Telephone Number, Including Area Code)

      Securities Registered under Section 12(g) of the Exchange Act:
                 COMMON STOCK, $10.00 PAR VALUE PER SHARE
                             (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   [X]

State issuer's revenues for its most recent fiscal year. The issuer's revenues for the year ended December 31, 1996, were $11,974,000.

As of February 29, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $20,636,000. This amount is based on the average of the bid and asked price of $42.75 per share for the registrant's stock as of such date.

As of February 29, 1997, the issuer had outstanding 482,710 shares of Common Stock, par value $10 per share.

Transitional Small Business Disclosure Format (check one)   Yes _____
No     X

                    DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5, 6 and 7, incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996.

Part III, Items 9, 10, 11 and 12, incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 29, 1997.

                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

          1st Community Bancorp, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of Sparta State Bank, which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 1996, was the Bank. Effective January 1, 1996, the Bank acquired all of the outstanding common stock of Bradford Insurance Centre, Ltd., an independent insurance agency headquartered in Sparta, Michigan. Effective May 1996, the name of Sparta State Bank was changed to ChoiceOne Bank (the "Bank") and the name of Bradford Insurance Centre, Ltd. was changed to ChoiceOne Insurance Agencies, Inc. (the "Agency").

          The Registrant's business is primarily concentrated in a single industry segment - commercial banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit, and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships, and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory, and real estate. The Bank's consumer loan and residential mortgage loan departments make direct loans to consumers and purchasers of residential property. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

          The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently, the Bank serves these markets through four full-service offices and one off-premises automated transaction machine. The Registrant and the Bank have no foreign assets or income.

          The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 76% of total revenues in 1996, 75% in 1995, and 70% in 1994. Interest on investment securities accounted for 11% of total revenues in 1996, 18% in 1995 and 23% in 1994.

COMPETITION

          The business of banking is highly competitive. The Bank's competition primarily comes from other financial institutions located within Sparta, Michigan, and the Kent County, Michigan area. There are a number of larger commercial banks in the Bank's primary market area.

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

          The Bank filed two branch applications in March 1996. The branches, located in Cedar Springs, Michigan, and Grand Rapids, Michigan, were subject to final approval by the Federal Reserve Board. Approval of the branches occurred in April 1996.

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

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. Effective September 29, 1995, the Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allows individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

          Michigan exercised its right to opt-in early to the Riegle-Neal Act, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. Effective November 29, 1995, the Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Financial Institutions Bureau, (1) acquisition of

Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation,
(4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

          The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings, or competitive position of the Registrant or the Bank, or where compliance with these provisions will adversely affect a borrower's ability to comply with the terms of loan contracts.

EMPLOYEES

          As of February 29, 1997, the Bank employed forty-eight persons on a full-time basis and nine persons on a part-time basis. The Agency employed thirteen persons on a full-time basis and four persons on a part-time basis. The Registrant's only employees as of the same date were its four executive officers. The Registrant, Bank, and Agency believe their relations with their employees to be good.

STATISTICAL INFORMATION

          Additional statistical information describing the business of the Registrant appears on the following pages and in Management's Discussion and Analysis or Plan of Operation incorporated by reference in Item 6 of this report and in the Consolidated Financial Statements and the notes thereto incorporated by reference in Item 7 of this report.

          The following statistical information should be read in conjunction with Management's Discussion and Analysis or Plan of Operation and the Consolidated Financial Statements and notes thereto incorporated by reference in this report.

INVESTMENT PORTFOLIO

          Presented below is the amortized cost of investment securities as of December 31, 1996, and 1995, a schedule of maturities of investment securities as of December 31, 1996, and the weighted average yield of investment securities as of December 31, 1996.

                                                                                                        AMORTIZED
                                     1 YEAR         1 YEAR-     5 YEARS-       AFTER        TOTAL        COST AT
                                     OR LESS        5 YEARS     10 YEARS      10 YEARS       <F1>        DEC. 31,
                                     -------        -------     --------      --------      -----       ---------
                                               MATURITY DISTRIBUTION AS OF DECEMBER 31, 1996               1995
                                                 (Dollars in thousands)
                                     ------------------------------------------------------------       ---------
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
   Government agencies <F2>          $ 1,650       $  7,425      $   625      $     --     $  9,700      $ 10,435

Obligations of states and
     political subdivisions              765          4,316        2,740         2,455       10,276        11,481

Other securities <F3>                     --            267           --            --          304           305
                                     -------       --------      -------      --------     --------      --------
     Totals                          $ 2,415       $ 12,008      $ 3,365      $  2,455     $ 20,280      $ 22,221
                                     =======       ========      =======      ========     ========      ========


OTHER SECURITIES
Federal Reserve Bank and Federal
     Home Loan Bank stock <F3>       $    --       $     --      $    --      $     --     $  2,555      $    585
                                     =======       ========      =======      ========     ========      ========

                                               WEIGHTED AVERAGE INTEREST RATES AS OF DECEMBER 31, 1996
                                               -------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
     Government agencies                6.85%          6.32%        7.04%           --%        6.46%

Obligations of states and
     political subdivisions <F4>        8.92           7.97         7.64          8.11         7.99

Other securities                          --           6.10           --            --         5.38


OTHER SECURITIES
Federal Reserve Bank and
     Federal Home Loan Bank stock         --             --           --            --         7.68%

<F1>  This column represents the total of the maturity distribution and the amortized cost at December 31, 1996.

<F2>  Maturities of mortgage-backed securities are classified according to their estimated average maturity. The majority of mortgage-backed securities are classified in the 1 year to 5 years category.

<F3>  The total column includes securities which have no stated maturity.

<F4>  The interest rate is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

          The Bank had in its portfolio securities issued by the local municipality in which its main office is located. The amortized cost and approximate market value of these securities were $1,701,000 and $1,729,000, respectively, as of December 31, 1996. The Bank had no other holdings of investment securities from any one issuer at December 31, 1996, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Treasury securities and U.S. Government agency securities.

LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

          The following schedule presents the maturities of loans
(excluding real estate mortgage loans and installment loans). Also presented are loans over one year in maturity, classified according to the sensitivity to changes in interest rates.

                                                  1 YEAR        1 YEAR-      AFTER
                                                 OR LESS        5 YEARS     5 YEARS         TOTAL
                                                 -------        -------     -------         -----

                                                             (Dollars in thousands)
LOAN MATURITIES AS OF DECEMBER 31, 1996<F1>

Commercial                                      $   13,611     $ 18,022     $ 2,950       $ 34,583
Agricultural                                         4,564        4,436       1,113         10,113
Real estate - construction                           2,215           --          --          2,215
                                                ----------     --------     -------       --------

     Totals                                     $   20,390     $ 22,458     $ 4,063       $ 46,911
                                                ==========     ========     =======       ========


LOAN SENSITIVITY TO CHANGES IN INTEREST RATES
AS OF DECEMBER 31, 1996

Loans which have predetermined interest
     rates                                                     $ 13,242     $ 2,337       $ 15,579
Loans which have floating or adjustable
     interest rates                                               9,216       1,726         10,942
                                                               --------     -------       --------
     Totals                                                    $ 22,458     $ 4,063       $ 26,521
                                                               ========     =======       ========

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

RISK ELEMENTS

          The following loans were classified as nonperforming as of December 31:

                                                               1996            1995
                                                           -----------      ----------
Loans accounted for on a nonaccrual basis                  $   288,000      $  624,000

Accruing loans which are contractually past due 90
     days or more as to principal or interest payments         686,000          26,000

Loans not included above which are "troubled debt
     restructurings"                                            26,000         106,000
                                                           -----------      ----------
     Totals                                                $ 1,000,000      $  756,000
                                                           ===========      ==========

          Interest on the above loans which would have been earned had the loans been in an accrual or performing status was approximately $128,000 and $85,000 for 1996 and 1995, respectively. The interest that was actually recorded when received was approximately $107,000 and $68,000 for 1996 and 1995, respectively.

          A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.

POTENTIAL PROBLEM LOANS

          At December 31, 1996, there were $1,083,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. Of this amount, $14,000 was 90% guaranteed and $159,000 was 80% guaranteed by the Farmers Home
Administration.

LOAN CONCENTRATIONS

          As of December 31, 1996, there was no concentration of loans exceeding 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio listing in Note 6 to the consolidated financial statements incorporated by reference in Item 7 of this report.

OTHER INTEREST-BEARING ASSETS

          As of December 31, 1996, there were no other interest-bearing assets that would be required to be disclosed in the loan portfolio listing if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE

          The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

                                                                     YEAR ENDED
                                                                    DECEMBER 31
                                                            ---------------------------
                                                               1996             1995
                                                              (Dollars in thousands)
                                                            ----------        ---------
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Balance at beginning of period                                $  1,121        $  1,039
                                                              --------        --------
Charge-offs:
     Commercial                                                     37               2
     Agricultural                                                   --              --
     Real estate - construction                                     --              --
     Real estate - mortgage                                         --               3
     Consumer                                                      184             120
                                                              --------         -------
                                                                   221             125
                                                              --------         -------
Recoveries:
     Commercial                                                     10               6
     Agricultural                                                   10              --
     Real estate - construction                                     --              --
     Real estate - mortgage                                         --              --
     Consumer                                                       44              37
                                                              --------         -------
                                                                    64              43
                                                              --------         -------
Net charge-offs                                                    157              82
Additions charged to operations <F1>                               523             164
                                                              --------         -------
Balance at end of period                                      $  1,487        $  1,121
                                                              ========        ========
Daily average gross loans outstanding                         $ 94,461        $ 74,223
                                                              ========        ========
Percentage of net charge-offs during the period to average
     loans outstanding during the period                           .17%            .11%
                                                              ========        ========



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

                                                      ALLOCATION OF THE
                                                ALLOWANCE FOR LOAN LOSSES
                                                     AS OF DECEMBER 31,
                                     -------------------------------------------------
                                            1996                        1995
                                     ---------------------       ---------------------
                                                 PERCENT                       PERCENT
                                                 OF LOANS                      OF LOANS
                                                 IN EACH                       IN EACH
                                     ALLOW-      CATEGORY         ALLOW-       CATEGORY
                                     ANCE        TO TOTAL         ANCE         TO TOTAL
                                     AMOUNT      LOANS            AMOUNT       LOANS
                                     ------      --------         ------       --------
                                                   (Dollars in thousands)
Commercial                          $   329        31.42%         $   226        29.30%

Agricultural                             68         9.19               73        12.03

Real estate - construction                6         2.01                2         1.02

Real estate - mortgage                  110        33.76               80        36.47

Consumer                                594        23.62              357        21.18

Unallocated                             380          N/A              383          N/A
                                    -------      -------          -------       ------

Totals                              $ 1,487      100.00%          $ 1,121       100.00%
                                    =======      ======           =======       ======

     The level of charge-offs in consumer loans has risen from $120,000 in 1995 to $184,000 in 1996. Management believes that the increased level of charge-offs is due to growth in the total consumer loan portfolio and particularly in the indirect vehicle loan portfolio. The level of charge-offs or recoveries did not change significantly in any other loan category in 1996 or 1995.

     The increase in the allowance for loan losses allocated to commercial loans resulted from growth in total commercial loans. The higher allowance allocated to consumer loans as of December 31, 1996, was due to growth in indirect vehicle lending. Management believes this type of loan to be of a higher risk level than direct consumer loans. No other allocations changed significantly in either 1996 or 1995.

DEPOSITS

     The following schedule presents daily average balances and the average interest rate paid by the deposit category for 1996 and 1995. It also presents the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1996.

                                                     DAILY                       AVERAGE
                                                AVERAGE BALANCES                RATE PAID
                                           ------------------------      ---------------------
                                             1996            1995          1996          1995
                                           --------        --------      --------      -------
                                                           (Dollars in thousands)
AVERAGE BALANCES AND RATES

Demand deposits                            $ 11,010        $ 10,149          --%           --%

Interest-bearing
     transaction accounts                    24,711          25,522        3.23          3.57

Savings deposits                              9,363           9,845        1.86          2.33

Time deposits                                50,126          45,930        5.88          5.70
                                           --------        --------
     Total deposits                        $ 95,210        $ 91,446
                                           ========        ========







MATURITIES OF TIME CERTIFICATES OF
  DEPOSIT ISSUED IN DENOMINATIONS
  OF $100,000 OR MORE

Maturities of 3 months or less            $  1,932

Maturities over 3 months
through 6 months                             2,712

Maturities over 6 months
through 12 months                            1,900

Maturities over 12 months                    3,149
                                          --------
     Total                                $  9,693
                                          ========

RETURN ON EQUITY AND ASSETS

     The following schedule presents the ratios indicated for 1996, 1995, and 1994.

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                      1996         1995          1994
                                                      ----         ----          ----
Return on assets (net income divided by average
     total assets)                                     1.38%        1.36%         1.18%

Return on equity (net income divided by average
     equity)                                          12.00        11.09          9.62

Dividend payout ratio (dividends declared per
     share divided by net income per share)           39.12        37.64         37.73

Equity to assets ratio (average equity divided
     by average total assets)                         11.47        12.27         12.25

ITEM 2.   DESCRIPTION OF PROPERTY

     The offices of the Bank and the Agency as of February 29, 1997, were as follows:

     Bank's main office
          109 East Division, Sparta, MI
          Office is owned by the Bank and comprises 24,000 square feet.

     Bank's branch office and Agency's main office
          416 and 440 West Division, Sparta, MI
          Office is owned by the Bank. Office comprises 7,000 square feet, of which 3,000 is occupied by the Bank and 4,000 by the Agency.

     Bank's branch office
          4170 Seventeen Mile Road, Cedar Springs, MI
          Office is a temporary facility leased by the Bank and comprises approximately 600 square feet. A permanent office comprising approximately 2,500 square feet is being constructed at the same site with completion expected in March 1997.

     Agency's branch office
          17 North Main, Cedar Springs, MI
          Office is leased by the Agency and comprises 600 square feet. Agency's office will be relocated to the Bank's permanent office in Cedar Springs when it is completed.

     Bank's branch office and Agency's branch office
          4949 Plainfield NE, Grand Rapids, MI
          Office is leased by the Bank and Agency and comprises 2,000 square feet.

          The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 29, 1997. The Registrant, Bank, and Agency believe that their offices are suitable and adequate for their future needs and are in good condition and repair. The Registrant's management believes the offices are adequately covered by insurance.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The information under the captions "Market Price Range of Common Stock" and "Cash Dividends Per Share of Common Stock" on page 32 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 24 through 31 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 6 through 23, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The information under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997, is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

          The information under the caption "Compensation of Executive Officers and Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997, is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the caption "Voting Securities" in the Registrant's Definitive Proxy Statement for the Annual Meeting of
Shareholders to be held on April 29, 1997, is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997, is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

1.   EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
   #                             DOCUMENTS
--------                         ---------

3.1 Articles of Incorporation and amendments - previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1996. Incorporated herein by reference.

3.2 Bylaws and amendments - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

4.     Instruments defining the rights of holders of long-term debt.

10.1 Employment Agreement With Jae M. Maxfield<F*> - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Incorporated herein by reference.

10.2 Employment Agreement With Lawrence D. Bradford<F*> - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Incorporated herein by reference.

11 Statement regarding computation of per share earnings - the computation of earnings per common share is described in full in Note 2 to the Consolidated Financial Statements incorporated by reference in Item 7 of this report.

13     Annual Report to Shareholders for the year ended December 31, 1996.

21     Subsidiaries of the small business issuer.

27     Financial Data Schedule.
_______________________
<F*> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, 1st Community Bancorp, Inc., 109 East Division, Sparta, Michigan 49345.


2.   REPORTS ON FORM 8-K

          No report on Form 8-K was filed during the quarter ended December 31, 1996.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        1st Community Bancorp, Inc.

                           /S/ JAE M. MAXFIELD         March 12, 1997
                            President and Chief
                             Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ JAE M. MAXFIELD          President and Chief               March 12, 1997
                             Executive Officer and Director
                             (Principal Executive Officer)

/S/ FRANK G. BERRIS          Director                          March 12, 1997


/S/ LAWRENCE D. BRADFORD     Director                          March 12, 1997


/S/ WILLIAM F. CUTLER, JR.   Director                          March 12, 1997


/S/ L. EDMOND EARY, M.D.     Chairman of the Board             March 12, 1997
                             and Director

/S/ LEWIS G. EMMONS          Director                          March 12, 1997


/S/ STUART GOODFELLOW        Director                          March 12, 1997


/S/ JON E. PIKE              Director                          March 12, 1997


/S/ LINDA R. PITSCH          Secretary and Director            March 12, 1997


/S/ ANDREW W. ZAMIARA        Director                          March 12, 1997

/S/ THOMAS L. LAMPEN           Treasurer                      March 12, 1997
                               (Principal Financial
                               and Accounting Officer)

                             INDEX TO EXHIBITS


EXHIBIT
   #                               DOCUMENT
-------                            --------

3.1 Articles of Incorporation and amendments - previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1996. Incorporated herein by reference.

3.2 Bylaws and amendments - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

4.     Instruments defining the rights of holders of long-term debt.

10.1 Employment Agreement With Jae M. Maxfield<F*> - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Incorporated herein by reference.

10.2 Employment Agreement With Lawrence D. Bradford<F*> - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Incorporated herein by reference.

11 Statement regarding computation of per share earnings - the computation of earnings per common share is described in full in Note 2 to the Consolidated Financial Statements incorporated by reference in Item 7 of this report.

13     Annual Report to Shareholders for the year ended December 31, 1996.

21     Subsidiaries of the small business issuer.

27     Financial Data Schedule.
_______________________

<F*> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.