Form 10QSB
period 1997-03-31
1ST COMMUNITY BANCORP INC
filed 1997-05-15
CIK 803164

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                     Commission File Number: 1-9202

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

As of March 31, 1997, the registrant had outstanding 482,710 shares of common stock having a par value of $10 per share (not including shares to be issued in the 6% stock dividend payable on May 16, 1997).

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                        1ST COMMUNITY BANCORP, INC.

                        CONSOLIDATED BALANCE SHEETS

                   March 31, 1997 and December 31, 1996

                                                  MARCH 31,       DECEMBER 31,
                                                    1997              1996
                                                ------------      ------------
                                                 (Unaudited)
ASSETS
Cash and due from banks                         $  3,055,000      $  4,952,000

Securities available for sale (Note 2)            22,722,000        23,006,000

Loans (Note 3)                                   112,122,000       110,079,000
Allowance for loan losses (Note 4)                (1,546,000)       (1,487,000)
                                                ------------      ------------

 Net loans                                       110,576,000       108,592,000

Premises and equipment - net                       3,544,000         2,987,000
Accrued interest receivable                        1,071,000           859,000
Other assets                                       1,516,000         1,335,000
                                                ------------      ------------

   Total assets                                 $142,484,000      $141,731,000
                                                ============      ============












See accompanying notes to the consolidated financial statements.

                        1ST COMMUNITY BANCORP, INC.

                  CONSOLIDATED BALANCE SHEETS - Continued

                   March 31, 1997 and December 31, 1996
                                                           MARCH 31,       DECEMBER 31,
                                                             1997             1996
                                                         ------------      ------------
                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
 Demand                                                  $ 10,743,000      $ 13,188,000
 Interest-bearing transaction accounts                     22,336,000        22,732,000
 Savings                                                    9,061,000         9,158,000
 Time                                                      51,076,000        50,528,000
                                                         ------------      ------------

   Total deposits                                          93,216,000        95,606,000

Federal funds purchased and securities sold under
 agreements to repurchase                                   7,992,000         4,731,000
Accrued interest payable                                      441,000           435,000
Federal Home Loan Bank advances                            25,200,000        25,200,000
Other liabilities                                             988,000         1,222,000
                                                         ------------      ------------

   Total liabilities                                      127,837,000       127,194,000

COMMITMENTS AND CONTINGENCIES (NOTE 5)

SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
 authorized: 1,000,000; shares outstanding:
 511,443 at March 31, 1997 and 482,710 at
 December 31, 1996                                          5,114,000         4,827,000
Surplus                                                     6,183,000         5,292,000
Retained earnings                                           3,350,000         4,305,000
Net unrealized appreciation on securities
 available for sale, net of deferred tax effect                     0           113,000
                                                         ------------      ------------






   Total shareholders' equity                              14,647,000        14,537,000
                                                         ------------      ------------

   Total liabilities and shareholders' equity            $142,484,000      $141,731,000
                                                         ============      ============

See accompanying notes to the consolidated financial statements.

                        1ST COMMUNITY BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------
INTEREST INCOME
 Loans, including fees                            $2,562,000      $1,983,000
 Securities
   Taxable                                           217,000         234,000
   Nontaxable                                        128,000         107,000
 Other                                                     0           1,000
                                                  ----------      ----------

     Total interest income                         2,907,000       2,325,000

INTEREST EXPENSE
 Deposits                                            947,000         961,000
 Federal Home Loan Bank
   advances                                          396,000          20,000
 Other                                                80,000          20,000
                                                  ----------      ----------

     Total interest expense                        1,423,000       1,001,000
                                                  ----------      ----------

NET INTEREST INCOME                                1,484,000       1,324,000
PROVISION FOR LOAN LOSSES                            158,000          90,000
                                                  ----------      ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                         1,326,000       1,234,000

NONINTEREST INCOME
 Service charges on deposit
   accounts                                           72,000          78,000
 Other service charges
   and fees                                           32,000          34,000
 Mortgage loan sales
   and servicing                                      19,000          19,000
 Insurance commissions                               225,000         202,000
 Other income                                         42,000          39,000
                                                  ----------      ----------

     Total noninterest income                        390,000         372,000

NONINTEREST EXPENSE
 Salaries and wages                                  510,000         485,000
 Pension and other employee
   benefits                                          113,000         109,000
 Occupancy expense                                    83,000          67,000
 Furniture and equipment
   expense                                           103,000          90,000
 Other expenses (Note 6)                             362,000         304,000
                                                  ----------      ----------

     Total noninterest expense                     1,171,000       1,055,000
                                                  ----------      ----------

INCOME BEFORE INCOME TAX                             545,000         551,000
INCOME TAX EXPENSE (NOTE 7)                          143,000         157,000
                                                  ----------      ----------

NET INCOME                                        $  402,000      $  394,000
                                                  ==========      ==========

EARNINGS PER SHARE (NOTE 1)                       $      .79      $      .77
                                                  ==========      ==========

See accompanying notes to the consolidated financial statements.

                        1ST COMMUNITY BANCORP, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            ---------------------------
                                                               1997             1996
                                                            ----------       ----------
Cash flows from operating activities
 Net income                                                 $  402,000       $  394,000
 Adjustments to reconcile net income to net cash
   from operating activities
   Net amortization on securities                               18,000           21,000
   Net gain on sales of loans                                   (3,000)          (3,000)
   Loans originated for sale                                  (441,000)      (2,017,000)
   Proceeds from loan sales                                    287,000          407,000
   Provision for loan losses                                   158,000           90,000
   Depreciation                                                 79,000           70,000
   Deferred income tax benefit                                 (20,000)         (19,000)
   Changes in:
     Interest receivable and other assets                     (316,000)        (408,000)
     Interest payable and other liabilities                   (238,000)         118,000
                                                            ----------       ----------

       Net cash used in operating activities                   (74,000)      (1,347,000)

Cash flows from investing activities
 Securities available for sale:
   Proceeds from maturities of securities                      614,000          174,000
   Purchase of securities                                     (518,000)               0
 Net customer loan activity                                 (3,375,000)      (4,517,000)
 Loans sold                                                  1,390,000           22,000
 Loans purchased                                                     0         (231,000)
 Net expenditures for premises and equipment                  (636,000)         (22,000)
                                                            ----------       ----------

       Net cash used in investing activities                (2,525,000)      (4,574,000)

Cash flows from financing activities
 Net increase (decrease) in deposits                        (2,390,000)       1,579,000
 Increase in federal funds purchased and
   securities sold under agreements to repurchase            3,261,000          696,000
 Increase in Federal Home Loan Bank advances                         0        1,000,000
 Cash dividends paid                                          (169,000)        (155,000)
                                                            ----------       ----------

       Net cash provided by financing activities               702,000        3,120,000
                                                            ----------       ----------

Net change in cash and cash equivalents                     (1,897,000)      (2,801,000)
Cash and cash equivalents at beginning of period             4,952,000        4,806,000
                                                            ----------       ----------

Cash and cash equivalents at end of period                  $3,055,000       $2,005,000
                                                            ==========       ==========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                 $1,416,000       $  990,000
   Income taxes                                             $  170,000       $   29,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 1997, and December 31, 1996, the Consolidated Statements of Income for the three-month periods ended March 31, 1997, and March 31, 1996, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997, and March 31, 1996. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

Effective January 1, 1996, the Registrant issued 20,610 shares of 1st Community Bancorp, Inc. common stock to effect a business combination with Bradford Insurance Centre, Ltd. (the name was then changed to ChoiceOne Insurance Agencies, Inc. in May 1996). The Registrant repurchased 2,703 shares of its stock in August 1996. The purchase of the stock coincided with the Registrant's plans to adopt an employee stock ownership plan. A 6% stock dividend was declared by the Registrant on April 16, 1997. The stock dividend will be payable on May 16, 1997, to shareholders of record on April 29, 1997.

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the 6% stock dividend declared in April 1997, the repurchase of stock in August 1996 and the issuance of stock in January 1996. The weighted average number of shares outstanding was 511,673 for the first quarter of 1997 and 514,538 for the first quarter of 1996.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid. The number of shares outstanding was 511,673 for the cash dividend paid in the first quarter of 1997 and 514,538 for the cash dividend paid in the first quarter of 1996.


NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at March 31, 1997, and December 31, 1996, were as follows:

                                                       GROSS         GROSS          APPROXIMATE
                                      AMORTIZED      UNREALIZED    UNREALIZED          FAIR
                                        COST           GAINS         LOSSES            VALUE
                                     -----------     ----------    ----------       -----------
SECURITIES AVAILABLE FOR SALE
MARCH 31, 1997
U.S. Treasury and
 U.S. Government agencies            $ 5,095,000      $ 24,000      $ (31,000)      $ 5,088,000
Obligations of states and
 political subdivisions               10,015,000       122,000        (77,000)       10,060,000
U.S. Government agencies
 backed by mortgages                   4,754,000        20,000        (55,000)        4,719,000
Other                                  2,858,000             0         (3,000)        2,855,000
                                     -----------      --------      ---------       -----------

  Total                              $22,722,000      $166,000      $(166,000)      $22,722,000
                                     ===========      ========      =========       ===========










DECEMBER 31, 1996
U.S. Treasury and
 U.S. Government agencies            $ 4,831,000      $ 36,000      $ (14,000)      $ 4,853,000
Obligations of states and
 political subdivisions               10,276,000       191,000        (39,000)       10,428,000
U.S. Government agencies
 backed by mortgages                   4,869,000        32,000        (35,000)        4,866,000
Other                                  2,859,000             0              0         2,859,000
                                     -----------      --------      ---------       -----------

  Total                              $22,835,000      $259,000      $ (88,000)      $23,006,000
                                     ===========      ========      =========       ===========

There were no sales of securities for the three months ended March 31, 1997 and 1996.

For the three months ended March 31, 1997, the change in net unrealized holding gain or loss on securities available for sale decreased by $171,000 resulting in no unrealized gain or loss on securities available for sale.

The book values of securities pledged as collateral at March 31, 1997, and December 31, 1996, were as follows:

                                                        MARCH 31,      DECEMBER 31,
                                                          1997             1996
                                                       ----------      ------------
Securities sold under agreements to repurchase         $1,506,000       $2,007,000
Public deposits                                           250,000          251,000
Federal Home Loan Bank advances                                 0        5,306,000
                                                       ----------       ----------

Total                                                  $1,756,000       $7,564,000
                                                       ==========       ==========

NOTE 3 - LOANS

Loans at March 31, 1997, and December 31, 1996, were classified as follows:

                                              MARCH 31,      DECEMBER 31,
                                                1997             1996
                                            ------------     ------------
Commercial                                  $ 36,035,000     $ 34,583,000
Agricultural                                   9,624,000       10,113,000
Real estate mortgage - construction            2,245,000        2,215,000
Real estate mortgage - residential            38,154,000       37,168,000
Consumer                                      26,064,000       26,000,000
                                            ------------     ------------

Total                                       $112,122,000     $110,079,000
                                            ============     ============

Loans held for sale included $1,838,000 of commercial loans and $207,000 of residential real estate mortgage loans at March 31, 1997. Loans held for sale were accounted for at the lower of aggregate cost or market.

Information regarding impaired loans as of March 31, 1997, and December 31, 1996, is as follows:

                                                         MARCH 31,    DECEMBER 31,
                                                           1997           1996
                                                         ---------    ------------
Loans classified as impaired                             $830,000       $599,000
Less impaired loans for which no allowance for
 credit losses had been established                       623,000        450,000
                                                         --------       --------

Impaired loans for which an allowance for credit
 losses had been determined                              $207,000       $149,000
                                                         ========       ========

Allowance determined for above impaired loans            $ 74,000       $  6,000
                                                         ========       ========

Information regarding impaired loans for the three months ended March 31, 1997 and 1996 is as follows:

                                                         1997         1996
                                                       --------     --------
Average balance of impaired loans                      $715,000     $407,000
Interest income recognized on impaired loans             10,000       24,000
Interest income recognized on a cash-basis on
 impaired loans                                           5,000       24,000

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the three months ended March 31, 1997 and 1996 is as follows:

                                                     1997            1996
                                                  ----------      ----------
Balance at beginning of period                    $1,487,000      $1,121,000

Provision charged to operating expense               158,000          90,000
Recoveries credited to the allowance                  15,000          24,000
Loans charged-off                                   (114,000)        (54,000)
                                                  ----------      ----------

Balance at end of period                          $1,546,000      $1,181,000
                                                  ==========      ==========

NOTE 5 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $2,194,000 were held at NBD Bank at March 31, 1997.

As of March 31, 1997, the Registrant had outstanding commitments to make loans totaling $15,142,000, the majority of which have variable interest rates. The Registrant had issued approximately $2,619,000 in unused lines of credit and $48,000 in letters of credit at March 31, 1997.


NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1997 and 1996 was as follows:

                                                    1997         1996
                                                  --------     --------
Supplies and postage                              $ 56,000     $ 49,000
Legal and professional                              42,000       35,000
Computer processing                                 38,000       37,000
Training and seminars                               28,000       15,000
Advertising and marketing                           18,000       23,000
State single business tax expense                   11,000       29,000
Other                                              169,000      116,000
                                                  --------     --------

     Total                                        $362,000     $304,000
                                                  ========     ========

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the three months ended March 31, 1997 and 1996 were as follows:

                                                 1997         1996
                                               --------     --------
Current income tax expense                     $163,000     $176,000
Deferred income tax benefit                     (20,000)     (19,000)
                                               --------     --------

     Income tax expense                        $143,000     $157,000
                                               ========     ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at March 31, 1997, and December 31, 1996, were as follows:

                                                      MARCH 31,     DECEMBER 31,
                                                        1997           1996
                                                      ---------     ------------
Deferred tax assets:
 Allowance for loan losses                            $421,000       $401,000
 Deferred compensation                                  61,000         62,000
 Deferred loan fees                                     51,000         53,000
 Postretirement benefits obligation                     50,000         50,000
 Other                                                  66,000         68,000
                                                      --------       --------

   Total deferred tax assets                           649,000        634,000

Deferred tax liabilities:
 Depreciation                                          186,000        188,000
 Pension fund asset                                     96,000         96,000
 Unrealized appreciation on securities available
   for sale                                                  0         58,000
 Other                                                  10,000         12,000
                                                      --------       --------

   Total deferred tax liabilities                      292,000        354,000
                                                      --------       --------

   Net deferred tax asset                             $357,000       $280,000
                                                      ========       ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at March 31, 1997, or December 31, 1996.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the financial condition and results of operations of 1st Community Bancorp, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank") and ChoiceOne Insurance Agencies, Inc. (the "Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $8,000 or 2% in the first quarter of 1997 compared to the same period of 1996. The slight improvement in net income in the first quarter resulted from higher net interest income, the effect of which was virtually offset by growth in the provision for loan losses and noninterest expense.

The increase in net interest income in the first quarter of 1997 was caused by growth in average interest-earning assets. Part of the effect of such growth was offset by a reduction in the spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The higher provision for loan losses was due to higher loan chargeoffs in 1997 than in 1996. The change in noninterest expense resulted from expenses related to the Registrant's two new branches which were not yet open in the first quarter of 1996 and from increases in various other expenses.

The return on average assets was 1.15% for the first quarter of 1997, compared to 1.43% for the same period in 1996. The return on average shareholders' equity was 11.17% for the first three months of 1997, compared to 11.39% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the first quarter of 1997 were $169,000 or $.33 per common share, which represents a $.03 per share or 10% increase compared to the dividend paid in the same period of the prior year. The cash dividend payout percentage in the first quarter of 1997 was 42.05%, compared to 39.40% in the same period of 1996. The Registrant declared a 6% stock dividend on April 16, 1997. The dividend is payable on May 16, 1997, to shareholders of record on April 29, 1997. The cash dividend per share amounts for both 1997 and 1996 have been adjusted for the effect of the stock dividend.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following two pages provide information regarding interest income and expense for the three-month periods ended March 31, 1997, and March 31, 1996. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                            ------------------------------------------------------------------------------------
                                                              1997                                          1996
                                            --------------------------------------        --------------------------------------
                                            AVERAGE                        AVERAGE        AVERAGE                        AVERAGE
                                            BALANCE         INTEREST        RATE          BALANCE         INTEREST        RATE
                                            --------        --------       -------        -------         --------       -------
                                                                            (Dollars in Thousands)
Assets
 Loans <F1>                                 $110,123         $2,570         9.33%         $ 81,176         $1,993         9.82%
 Taxable securities <F2>                      13,134            216         6.57            14,760            234         6.42
 Nontaxable securities <F1><F2>                9,817            194         7.90             8,386            162         7.98
 Other                                            90              1         4.44                78              1         5.13
                                            --------         ------                       --------         ------

   Interest-earning assets                   133,164          2,981         8.95           104,400          2,390         9.16
                                                             ------                                        ------
 Noninterest-earning assets                    7,710                                         6,124
                                            --------                                      --------

   Total assets                             $140,874                                      $110,524
                                            ========                                      ========

Liabilities and shareholders' equity
 Interest-bearing transaction
   accounts                                 $ 22,754            183         3.21          $ 24,735            202         3.27
 Savings deposits                              9,118             42         1.84             9,307             45         1.93
 Time deposits                                50,595            722         5.70            48,542            714         5.88
 Federal Home Loan Bank advances              25,200            396         6.28             1,409             20         5.67
 Other                                         6,019             80         5.31             1,394             20         5.73
                                            --------         ------                       --------         ------

   Interest-bearing liabilities              113,686          1,423         5.00            85,387          1,001         4.69
                                                             ------         ----                           ------         ----
 Noninterest-bearing liabilities              12,568                                        11,212
 Shareholders' equity                         14,620                                        13,925
                                            --------                                      --------

 Total liabilities and
   shareholders' equity                     $140,874                                      $110,524
                                            ========                                      ========

Net interest income (tax-equivalent
 basis) - interest spread                                     1,558         3.95%                           1,389         4.47%
                                                                            ====                                          ====

Tax equivalent adjustment <F1>                                  (74)                                          (65)
                                                             ------                                        ------

Net interest income                                          $1,484                                        $1,324
                                                             ======                                        ======

Net interest income as a percentage
 of earning assets (tax-equivalent
 basis)                                                                     4.67%                                         5.32%
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

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                                1997 OVER 1996
                                                                --------------
                                                        TOTAL       VOLUME       RATE
                                                        -----       ------       ----
                                                           (Dollars in Thousands)
Increase (decrease) in interest income <F1>
 Loans <F2>                                             $577         $680       $(103)
 Taxable securities                                      (18)         (24)          6
 Nontaxable securities <F2>                               32           33          (1)
                                                        ----         ----       -----

   Net change in tax-equivalent income                   591          689         (98)

Increase (decrease) in interest expense <F1>
 Interest-bearing transaction accounts                   (19)         (16)         (3)
 Savings deposits                                         (3)          (1)         (2)
 Time deposits                                             8           29         (21)
 Federal Home Loan Bank advances                         376          374           2
 Other                                                    60           62          (2)
                                                        ----         ----       -----

   Net change in interest expense                        422          448         (26)
                                                        ----         ----       -----

   Net change in tax-equivalent
     net interest income                                $169         $241       $ (72)
                                                        ====         ====       =====

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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $169,000 in the first three months of 1997 compared to 1996. The increase resulted from growth in the Registrant's loan portfolio from 1996 to 1997. Average loans increased $28,947,000 from the first quarter of 1996 to the same period in 1997. This growth caused interest income from loans to be $680,000 higher in 1997. Income received from loan fees was virtually the same in the first quarters of 1997 and 1996. The other interest-earning asset categories experienced small differences between 1997 and 1996.

The mix of interest-bearing liabilities has changed significantly from 1996 to 1997. The average balance of Federal Home Loan Bank (the "FHLB") advances increased $23,791,000 from the first quarter of 1996 to the first quarter of 1997. This reflects the extent to which advances from the FHLB funded the majority of loan growth in the last three quarters of 1996. The average balance of other interest-bearing liabilities was more than double in the first quarter of 1997 than in the same period of 1996. Virtually no change occurred in the average balance of total deposits from the first quarter of 1996 to the first quarter of 1997. The increases in FHLB advances and other interest-bearing liabilities reflects the extent to which FHLB and short-term borrowings were used to fund loan growth in 1996. Deposit growth, available funds from securities maturities, and retained earnings have not been sufficient to meet loan demands.

Table 1 documents that the net interest income spread was 3.95% for the first three months of 1997, compared to 4.47% for the same period of the prior year. The reduction in net interest income spread was caused by a 21-basis-point decrease in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up 31 basis points. The decrease in the average rate earned on interest-earning assets was caused by a decline in the average rate earned on loans. The decline in the rate earned on loans resulted from loan growth since the first quarter of 1996 at lower interest rates than had previously existed in the portfolio. The increase in the average rate paid on interest-bearing liabilities was attributable to the significant growth in advances from the FHLB.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $59,000 from December 31, 1996, to March 31, 1997. The allowance was 1.37% of total loans at March 31, 1997, compared to 1.35% at December 31, 1996. The provision for loan losses was $68,000 higher in the first quarter of 1997 than in the same period of 1996. The larger provision was due to higher net chargeoffs than in the prior year.

Chargeoffs and recoveries for those loan categories with activity in the periods ended March 31, 1997 and 1996 were as follows:

                                       1997                        1996
                                       ----                        ----
                             CHARGEOFFS    RECOVERIES    CHARGEOFFS    RECOVERIES
                             ----------    ----------    ----------    ----------
Commercial                    $ 13,000      $     0       $     0       $11,000
Agricultural                     7,000            0             0             0
Real estate mortgage -
  residential                    5,000            0             0             0
Consumer                        89,000       15,000        54,000        13,000
                              --------      -------       -------       -------

                              $114,000      $15,000       $54,000       $24,000
                              ========      =======       =======       =======

The amount of chargeoffs which the Bank will experience in the remainder of 1997 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As chargeoffs, changes in the level of nonperforming loans, and loan growth occur in the remainder of 1997, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

NONINTEREST EXPENSE

Total noninterest expense increased $116,000 or 10% in the first quarter of 1997 compared to the same period of 1996. Of the growth in the first three months of 1997, $67,000 was caused by expenses related to the Registrant's two new branches which opened in the second quarter of 1996. The remaining $49,000 difference was due to general expense growth.

SECURITIES

There were only $518,000 of securities purchased in the first quarter of 1997. With the level of loan growth in 1996 and 1997, securities purchases have been limited primarily to the replacement of maturing securities. Securities will continue to be used as collateral for public funds and securities sold under agreements to repurchase. Securities which had been pledged as collateral for Federal Home Loan Bank advances were released in January 1997 when the Registrant starting using specific residential real estate mortgage loans for collateral purposes. The Registrant's securities portfolio will also serve as a source of liquidity for deposit needs.

LOANS

Total loans grew $2,043,000 in the first quarter of 1997, compared to growth of $6,635,000 in the fourth quarter of 1996 and $6,309,000 in the first quarter of 1996. The balance of commercial loans was affected by the sales of $1,390,000 in loans in the first quarter of 1997. However, a slowdown in loan activity has occurred in all major loan categories. The Registrant's management believes that loan activity has been affected by increased competition, slightly higher interest rates in some loan areas, and a certain amount of borrower uncertainty regarding the economy in the local market.

Loan growth in the remainder of 1997 will be affected primarily by interest rates and by competition within the Bank's local market area. A 25-basis-point increase in the Bank's prime lending rate in late March 1997 may soften demand for commercial loans. The Bank's loan officers plan to continue using calling programs in all loan areas to attempt to continue and stimulate demand. New marketing strategies are planned to enhance the Bank's effectiveness in remaining competitive in residential real estate mortgage lending. In the consumer loan category, management intends to use direct mail advertising and telemarketing to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio.

The Registrant implemented Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans can be found in Note 3 to the consolidated financial statements. SFAS 114 requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings.
The balances of the three nonperforming categories as of March 31, 1997, and December 31, 1996, were as follows:

                                                          MARCH 31,      DECEMBER 31,
                                                            1997             1996
                                                         ----------      ------------
Loans accounted for on a nonaccrual basis                $  841,000       $  288,000
Loans, not included in nonaccrual loans, which are
 contractually past due 90 days or more as to
 interest or principal payments                             293,000          686,000
Loans, not included in nonaccrual or loans past due
 90 days or more, which are considered troubled
 debt restructurings                                         29,000           26,000
                                                         ----------       ----------

 Total                                                   $1,163,000       $1,000,000
                                                         ==========       ==========

DEPOSITS

Total deposits declined $2,390,000 in the first quarter of 1997, compared to a decrease of $1,419,000 in the fourth quarter of 1996 and an increase of $1,579,000 in the first quarter of 1996. The decrease in deposits in the first quarter of 1997 was caused by a $2,445,000 reduction in demand deposits.

The lack of deposit growth is a concern for management as funds are needed to support loan demand. The Bank's management believes that the shortage of growth has been caused by a high degree of competition for deposits in the Bank's local market areas. The Bank began listing its time deposit interest rates on a national time deposit rate service in March 1997. The Bank's management anticipates that this rate service will bring time deposits from outside of the Bank's normal market areas. The Bank plans a time deposit promotion in April 1997 in an attempt to secure new deposit balances. Other promotions and product offerings are currently being investigated for use in the second half of 1997.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $110,000 in the first quarter of 1997. The equity growth in 1997 was caused by retained earnings, which was offset by a decrease in net unrealized appreciation on securities available for sale. The decrease in the market value adjustment for securities was attributable to higher medium- and long-term interest rates, the effect of which caused a decline in the market value of portfolio securities.

Shareholders' equity as a percentage of assets was 10.28% as of March 31, 1997, compared to 10.26% as of December 31, 1996. The Registrant's management intends to further decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at March 31, 1997.

CAPITAL RESOURCES

The Registrant issued 20,610 shares of its common stock effective January 1, 1996, to facilitate the business combination with Bradford Insurance Centre, Ltd. (now ChoiceOne Insurance Agencies, Inc.). The Bank completed the construction of its new branch office in Cedar Springs in March 1997. The cost of land, building and equipment approximated $750,000.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents decreased $1,897,000 in the first quarter of 1997. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $13,199,000 at the one-year repricing point as of March 31, 1997. The negative amount at the end of the first quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1 to 5 year period is more reflective of the Registrant's experience. Management will determine the rates necessary based on competitive rates and the need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule
                                                               AS OF MARCH 31, 1997
                                          -----------------------------------------------------------
                                          0 - 3         3 - 12        1 - 5        OVER
                                          MONTHS        MONTHS        YEARS       5 YEARS       TOTAL
                                          ------        ------        -----       -------       -----
                                                             (Dollars in thousands)
Assets
 Loans                                   $ 35,611      $ 21,079     $ 34,188    $21,244    $112,122
 Interest-bearing deposits
   with banks                                  16             0            0          0          16
 Taxable securities                         2,755           620        8,800        867      13,042
 Nontaxable securities                        270           496        4,176      4,738       9,680
                                         --------      --------      -------    -------    --------
   Rate-sensitive assets                   38,652        22,195       47,164     26,849     134,860

Liabilities
 Interest-bearing transaction
   accounts                                22,336             0            0          0      22,336
 Savings deposits                           9,061             0            0          0       9,061
 Time deposits                             12,281        17,832       20,838        125      51,076
 Repurchase agreements                      1,092             0            0          0       1,092
 Federal Home Loan Bank
   advance                                      0         4,544       19,405      1,251      25,200
 Federal funds purchased                    6,900             0            0          0       6,900
                                         --------      --------      -------    -------    --------

   Rate-sensitive liabilities              51,670        22,376       40,243      1,376     115,665
                                         --------      --------      -------    -------    --------
Rate-sensitive assets less
 rate-sensitive liabilities

 Asset (liability) gap
   for the period                        $(13,018)     $   (181)     $ 6,921    $25,473    $ 19,195
                                         ========      ========      =======    =======    ========

 Cumulative asset
   (liability) gap                       $(13,018)     $(13,199)     $(6,278)   $19,195
                                         ========      ========      =======    =======

 Cumulative rate-
   sensitive assets as a
   percentage of
   cumulative rate-
   sensitive liabilities                    74.80%        82.17%       94.51%    116.59%
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

       27     Financial Data Schedule.

     2. Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   1ST COMMUNITY BANCORP, INC.




Date  MAY 15, 1997                 /S/ JAE M. MAXFIELD
                                   Jae M. Maxfield
                                   President and Chief Executive Officer




Date  MAY 15, 1997                 /S/ THOMAS L. LAMPEN
                                   Thomas L. Lampen
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting
                                   Officer)

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