Form 10QSB
period 1997-06-30
1ST COMMUNITY BANCORP INC
filed 1997-08-08
CIK 803164

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                      Commission File Number: 1-9202

                    CHOICEONE FINANCIAL SERVICES, INC.
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

                        1ST COMMUNITY BANCORP, INC.
                (Former name, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__       No _____

As of July 31, 1997, the registrant had outstanding 511,443 shares of common stock having a par value of $10 per share.

Transitional Small Business Disclosure Format (check one):
Yes ____        No __X__

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    ChoiceOne Financial Services, Inc.

                        CONSOLIDATED BALANCE SHEETS

                    June 30, 1997 and December 31, 1996
                                            JUNE 30,       DECEMBER 31,
                                              1997             1996
                                           -----------     ------------
                                           (Unaudited)
ASSETS
Cash and due from banks                   $  3,580,000    $   4,952,000

Securities available for sale (Note 2)      21,972,000       23,006,000

Loans (Note 3)                             118,787,000      110,079,000
Allowance for loan losses (Note 4)          (1,650,000)      (1,487,000)
                                          ------------    -------------
     Net loans                             117,137,000      108,592,000

Premises and equipment - net                 3,731,000        2,987,000
Accrued interest receivable                  1,018,000          859,000
Other assets                                 1,556,000        1,335,000
                                          ------------    -------------
      Total assets                        $148,994,000    $ 141,731,000
                                          ============    =============















See accompanying notes to the consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                  CONSOLIDATED BALANCE SHEETS - Continued

                    June 30, 1997 and December 31, 1996

                                                      JUNE 30,      DECEMBER 31,
                                                        1997            1996
                                                     -----------    ------------
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits
     Demand                                          $ 11,238,000   $ 13,188,000
     Interest-bearing transaction accounts             22,295,000     22,732,000
     Savings                                            8,905,000      9,158,000
     Time (Note 5)                                     61,326,000     50,528,000
                                                     ------------   ------------
      Total deposits                                  103,764,000     95,606,000

Federal funds purchased and securities sold under
     agreements to repurchase                           1,850,000      4,731,000
Accrued interest payable                                  475,000        435,000
Federal Home Loan Bank advances                        25,200,000     25,200,000
Secured loan borrowings                                 1,672,000              0
Other liabilities                                       1,083,000      1,222,000
                                                     ------------   ------------
      Total liabilities                               134,044,000    127,194,000

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
     authorized: 1,000,000; shares outstanding:
     511,443 at June 30, 1997 and 482,710 at
     December 31, 1996                                  5,114,000      4,827,000
Surplus                                                 6,182,000      5,292,000
Retained earnings                                       3,569,000      4,305,000
Net unrealized appreciation on securities
     available for sale, net of deferred tax effect        85,000        113,000
                                                     ------------   ------------
      Total shareholders' equity                       14,950,000     14,537,000
                                                     ------------   ------------
      Total liabilities and shareholders' equity     $148,994,000   $141,731,000
                                                     ============   ============

See accompanying notes to the consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,                             JUNE 30,
                                         ----------------------           -------------------------
                                          1997            1996             1997               1996
                                         ------          ------           ------             ------
INTEREST INCOME
  Loans, including fees              $  2,707,000    $   2,159,000     $   5,269,000     $   4,142,000
  Securities
       Taxable                            210,000          231,000           427,000           465,000
       Nontaxable                         124,000          105,000           252,000           212,000
  Other                                     1,000            1,000             1,000             2,000
                                     ------------    -------------     -------------     -------------
        Total interest income           3,042,000        2,496,000         5,949,000         4,821,000

INTEREST EXPENSE
  Deposits                              1,024,000          973,000         1,971,000         1,934,000
  Federal Home Loan Bank
       advances                           403,000           68,000           798,000            88,000
  Other                                    97,000           34,000           178,000            54,000
                                     ------------    -------------     -------------     -------------
        Total interest expense          1,524,000        1,075,000         2,947,000         2,076,000
                                     ------------    -------------     -------------     -------------
NET INTEREST INCOME                     1,518,000        1,421,000         3,002,000         2,745,000
PROVISION FOR LOAN LOSSES                 156,000           75,000           314,000           165,000
                                     ------------    -------------     -------------     -------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES             1,362,000        1,346,000         2,688,000         2,580,000

NONINTEREST INCOME
  Service charges on deposit
       accounts                            77,000           79,000           149,000           157,000
  Other service charges and fees           27,000           25,000            59,000            59,000
  Mortgage loan sales
       and servicing                       36,000           23,000            55,000            42,000
  Insurance commissions                   206,000          180,000           431,000           382,000
  Other income                             27,000           34,000            69,000            73,000
                                     ------------    -------------     -------------     -------------
        Total noninterest income          373,000          341,000           763,000           713,000







NONINTEREST EXPENSE
  Salaries and wages                      574,000          530,000         1,084,000         1,015,000
  Pension and other employee
       benefits                           (91,000)          95,000            22,000           204,000
  Occupancy expense                        85,000           60,000           168,000           127,000
  Furniture and equipment expense         115,000           90,000           218,000           180,000
  Other expenses (Note 7)                 421,000          336,000           783,000           640,000
                                     ------------    -------------     -------------     -------------
        Total noninterest expense       1,104,000        1,111,000         2,275,000         2,166,000
                                     ------------    -------------     -------------     -------------
INCOME BEFORE INCOME TAX                  631,000          576,000         1,176,000         1,127,000
INCOME TAX EXPENSE (NOTE 8)               208,000          154,000           351,000           311,000
                                     ------------    -------------     -------------     -------------
NET INCOME                           $    423,000    $     422,000     $     825,000     $     816,000
                                     ============    =============     =============     =============
EARNINGS PER SHARE (NOTE 1)          $        .83    $         .82     $        1.61     $        1.59
                                     ============    =============     =============     =============






























See accompanying notes to the consolidated financial statements.

                     ChoiceOne Financial Services, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ------------------------
                                                                      1997              1996
                                                                     ------            ------
Cash flows from operating activities
     Net income                                                 $     825,000      $     816,000
     Adjustments to reconcile net income to net cash
      from operating activities
      Net amortization on securities                                   39,000             42,000
      Net gain on sales of loans                                       (6,000)            (7,000)
      Loans originated for sale                                    (1,020,000)        (3,851,000)
      Proceeds from loan sales                                        983,000          1,026,000
      Provision for loan losses                                       314,000            165,000
      Depreciation                                                    164,000            139,000
      Deferred income tax expense/(benefit)                            39,000            (54,000)
      Changes in:
        Interest receivable and other assets                         (403,000)          (382,000)
        Interest payable and other liabilities                        (99,000)             9,000
                                                                -------------      -------------
          Net cash provided by/(used in) operating activities         836,000         (2,097,000)

Cash flows from investing activities
     Securities available for sale:
      Proceeds from maturities of securities                        1,520,000          1,009,000
      Purchase of securities                                         (569,000)          (180,000)
     Net customer loan activity                                   (10,206,000)       (11,589,000)
     Loans sold                                                     1,390,000            110,000
     Loans purchased                                                        0           (231,000)
     Net expenditures for premises and equipment                     (908,000)          (235,000)
                                                                -------------      -------------
          Net cash used in investing activities                    (8,773,000)       (11,116,000)

Cash flows from financing activities
     Net increase in deposits                                       8,158,000          4,968,000
     Increase/(decrease) in federal funds purchased and
      securities sold under agreements to repurchase               (2,881,000)         1,728,000
     Increase in Federal Home Loan Bank advances                            0          5,000,000
     Increase in secured loan borrowings                            1,672,000                  0
     Repurchase of fractional shares from stock dividend               (9,000)                 0
     Cash dividends paid                                             (375,000)          (326,000)
                                                                -------------      -------------
          Net cash provided by financing activities                 6,565,000         11,370,000
                                                                -------------      -------------

Net change in cash and cash equivalents                            (1,372,000)        (1,843,000)
Cash and cash equivalents at beginning of period                    4,952,000          4,806,000
                                                                -------------      -------------
Cash and cash equivalents at end of period                      $   3,580,000      $   2,963,000
                                                                =============      =============
Supplemental disclosure of cash flow information
     Cash paid during the period for:
      Interest                                                  $   2,908,000      $   2,059,000
      Income taxes                                              $     300,000      $     394,000





































See accompanying notes to the consolidated financial statements.

                  ChoiceOne Financial Services, Inc.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank") and ChoiceOne Insurance Agencies, Inc., after elimination of significant intercompany transactions and accounts. The Registrant's name was changed from 1st Community Bancorp, Inc. to ChoiceOne Financial Services, Inc. on May 30, 1997. The statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature (consisting solely of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 1997, and December 31, 1996, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 1997, and June 30, 1996, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997, and June 30, 1996. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

Effective January 1, 1996, the Registrant issued 20,610 shares of ChoiceOne Financial Services, Inc. common stock to effect a business combination with Bradford Insurance Centre, Ltd. (the name was then changed to ChoiceOne Insurance Agencies, Inc. in May 1996). The Registrant repurchased 2,703 shares of its stock in August 1996. The purchase of the stock coincided with the Registrant''s plans to adopt an employee stock ownership plan. A 6% stock dividend was declared by the Registrant on April 16, 1997. The stock dividend was paid on May 16, 1997, to shareholders of record on April 29, 1997.

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the 6% stock dividend declared in April 1997, the repurchase of stock in August 1996 and the issuance of stock in January 1996. The weighted average number of shares outstanding was 511,443 for the second quarter of 1997, 511,557 for the first six months of 1997, and 514,538 for the second quarter and first six months of 1996.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid. The number of shares outstanding was 511,673 for the cash dividend paid in the first quarter of 1997, 511,443 for the cash dividend paid in the second quarter of 1997, and 514,538 for the cash dividends paid in the first and second quarters of 1996.

NOTE 2 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at June 30, 1997, and December 31, 1996, were as follows:

                                                          GROSS          GROSS        APPROXIMATE
                                          AMORTIZED     UNREALIZED     UNREALIZED        FAIR
                                            COST          GAINS          LOSSES          VALUE
                                          ---------     ----------     ----------     -----------
SECURITIES AVAILABLE FOR SALE
JUNE 30, 1997
U.S. Treasury and
     U.S. Government agencies           $  4,840,000     $ 22,000     $   (13,000)    $  4,849,000
Obligations of states and
     political subdivisions                9,481,000      163,000         (26,000)       9,618,000
U.S. Government agencies
     backed by mortgages                   4,616,000       28,000         (45,000)       4,599,000
Other                                      2,907,000            0          (1,000)       2,906,000
                                        ------------     --------     -----------     ------------
     Total                              $ 21,844,000     $213,000     $   (85,000)    $ 21,972,000
                                        ============     ========     ===========     ============
DECEMBER 31, 1996
U.S. Treasury and
     U.S. Government agencies           $  4,831,000     $ 36,000     $   (14,000)    $  4,853,000
Obligations of states and
     political subdivisions               10,276,000      191,000         (39,000)      10,428,000
U.S. Government agencies
     backed by mortgages                   4,869,000       32,000         (35,000)       4,866,000
Other                                      2,859,000            0               0        2,859,000
                                        ------------     --------     -----------     ------------
     Total                              $ 22,835,000     $259,000      $  (88,000)    $ 23,006,000
                                        ============     ========     ===========     ============

There were no sales of securities for the six months ended June 30, 1997 and 1996.

For the six months ended June 30, 1997, the net unrealized holding gain or loss on securities available for sale decreased by $43,000 resulting in a net unrealized gain of $128,000 on securities available for sale as of June 30, 1997.

The book values of securities pledged as collateral at June 30, 1997, and December 31, 1996, were as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                      1997           1996
                                                 ------------   -------------
Securities sold under agreements to repurchase   $  1,505,000   $  2,007,000
Public deposits                                       502,000        251,000
Federal Home Loan Bank advances                             0      5,306,000
                                                 ------------   ------------
Total                                            $  2,007,000   $  7,564,000
                                                 ============   ============


NOTE 3 - LOANS

Loans at June 30, 1997, and December 31, 1996, were classified as follows:

                                                    JUNE 30,     DECEMBER 31,
                                                      1997           1996
                                                 -------------   -------------
Commercial                                       $  38,511,000   $  34,583,000
Agricultural                                         9,665,000      10,113,000
Real estate mortgage - construction                  2,798,000       2,215,000
Real estate mortgage - residential                  39,781,000      37,168,000
Consumer                                            28,032,000      26,000,000
                                                 -------------   -------------
Total                                            $ 118,787,000   $ 110,079,000
                                                 =============   =============

Loans held for sale included $93,000 of residential real estate mortgage loans at June 30, 1997. Loans held for sale were accounted for at the lower of aggregate cost or market.

Certain residential real estate mortgage loans were pledged as collateral for Federal Home Loan Bank advances. The balance pledged as of June 30, 1997, was $36,577,000.

Information regarding impaired loans as of June 30, 1997, and December 31, 1996, is as follows:

                                                   JUNE 30,    DECEMBER 31,
                                                     1997         1996
                                                  ----------   ------------
Loans classified as impaired                      $1,036,000   $  599,000
Less impaired loans for which no allowance for
     loan losses had been established                840,000      450,000
                                                  ----------   ----------
Impaired loans for which an allowance for loan
     losses had been determined                   $  196,000   $  149,000
                                                  ==========   ==========
Allowance determined for above impaired loans     $  183,000   $    6,000
                                                  ==========   ==========


Information regarding impaired loans for the six months ended June 30, 1997 and 1996 is as follows:

                                                     1997          1996
                                                  ----------   ----------
Average balance of impaired loans                 $  881,000   $  350,000
Interest income recognized on impaired loans          15,000       18,000
Interest income recognized on a cash-basis on
     impaired loans                                   11,000       15,000


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the six months ended June 30, 1997 and 1996 is as follows:

                                                      1997         1996
                                                  -----------   -----------
Balance at beginning of period                    $ 1,487,000   $ 1,121,000

Provision charged to operating expense                314,000       165,000
Recoveries credited to the allowance                   30,000        38,000
Loans charged-off                                    (181,000)      (72,000)
                                                  -----------   -----------
Balance at end of period                          $ 1,650,000   $ 1,252,000
                                                  ===========   ===========


NOTE 5 - TIME DEPOSITS

As of June 30, 1997, time deposits included $7,732,000 obtained from a national time deposit rate service. The weighted average interest rate on these deposits was 6.28% as of June 30, 1997. Approximately $6,540,000 of the deposits had maturities of one year or less while the remainder had a maximum maturity of two years.


NOTE 6 - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT
         RISK

Noninterest-bearing deposits totaling approximately $2,727,000 were held at NBD Bank at June 30, 1997.

As of June 30, 1997, the Registrant had outstanding commitments to make loans totaling $18,698,000, the majority of which have variable interest rates. The Registrant had issued approximately $2,663,000 in unused lines of credit and $48,000 in letters of credit at June 30, 1997.


NOTE 7 - NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 1997 and 1996 was as follows:

                                                  1997          1996
                                              ----------     ----------
Supplies and postage                          $  117,000     $  100,000
Legal and professional                           118,000         68,000
Computer processing                               80,000         79,000
Training and seminars                             49,000         27,000
Advertising and marketing                         46,000         37,000
State single business tax expense                 40,000         59,000
Other                                            333,000        270,000
                                              ----------     ----------
     Total                                    $  783,000     $  640,000
                                              ==========     ==========

NOTE 8 - INCOME TAX EXPENSE

The components of income tax expense for the six months ended June 30, 1997 and 1996 were as follows:

                                                 1997            1996
                                              ----------     -----------
Current income tax expense                    $  312,000     $   365,000
Deferred income tax expense/(benefit)             39,000         (54,000)

     Income tax expense                       $  351,000     $   311,000

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at June 30, 1997, and December 31, 1996, were as follows:


                                                       JUNE 30,     DECEMBER 31,
                                                         1997          1996
                                                      ----------    ------------
Deferred tax assets:
     Allowance for loan losses                        $  456,000   $  401,000
     Deferred compensation                                60,000       62,000
     Postretirement benefits obligation                   50,000       50,000
     Deferred loan fees                                   49,000       53,000
     Other                                                65,000       68,000
                                                      ----------   ----------
      Total deferred tax assets                          680,000      634,000

Deferred tax liabilities:
     Depreciation                                        185,000      188,000
     Pension fund asset                                  185,000       96,000
     Unrealized appreciation on securities available
      for sale                                            43,000       58,000
     Other                                                10,000       12,000
                                                      ----------   ----------
      Total deferred tax liabilities                     423,000      354,000
                                                      ----------   ----------
      Net deferred tax asset                          $  257,000   $  280,000
                                                      ==========   ==========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at June 30, 1997, or December 31, 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is designed to provide a review of the financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank") and ChoiceOne Insurance Agencies, Inc. (the "Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $1,000 or less than 1% in the second quarter of 1997 compared to 1996 and has risen $9,000 or 1% in the first six months of 1997 compared to the prior year. The slight improvement in net income in the second quarter and first six months of 1997 was primarily due to higher net interest income, the effect of which was virtually offset by growth in the provision for loan losses and noninterest expense.

The increase in net interest income in 1997 was caused by growth in average interest-earning assets. Part of the effect of such growth was offset by a reduction in the spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The majority of the higher provision for loan losses was due to higher loan chargeoffs in 1997 than in 1996. The change in noninterest expense resulted from expenses related to the Registrant's two new branches which were not yet open in the first quarter of 1996 and from increases in various other expenses. The decrease in pension and other employee benefits in the second quarter of 1997 was due to the recognition of $249,000 of income, which was the sum of the effects resulting from the curtailment of the Bank's defined benefit plan.

The Registrant's management expects that the Bank's defined benefit plan (the "Plan") will be settled in the third or fourth quarter of 1997 and that the assets of the Plan will be distributed. The estimated net effect on 1997's net income of the curtailment, settlement and termination of the Plan will be a negative $187,000. Management believes termination of the Plan will have a long-term benefit for the Registrant because management believes that retirement benefits will be offered more cost-effectively through the Bank's 401(k) plan.

The return on average assets was 1.17% for the first six months of 1997, compared to 1.44% for the same period in 1996. The return on average shareholders' equity was 11.32% for the first half of 1997, compared to 11.73% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the second quarter of 1997 were $205,000 or $.40 per common share, which represents a $.07 per share or 21% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first six months of 1997 were $375,000 or $.73 per share, which was $.10 per share or 16% greater than the dividends paid in the same period in 1996. The cash dividend payout percentage in the first six months of 1997 was 45.30%, compared to 39.86% in the same period of 1996. The Registrant declared a 6% stock dividend on April 16, 1997. The dividend was payable on May 16, 1997, to shareholders of record on April 29, 1997. The cash dividend per share amounts for both 1997 and 1996 have been adjusted for the effect of the stock dividend.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following two pages provide information regarding interest income and expense for the six-month periods ended June 30, 1997, and June 30, 1996. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                               FOR THE SIX MONTHS ENDED JUNE 30,
                                         ------------------------------------------------------------------------
                                                       1997                                    1996
                                         --------------------------------          ------------------------------
                                         AVERAGE                  AVERAGE          AVERAGE                AVERAGE
                                         BALANCE      INTEREST      RATE           BALANCE     INTEREST     RATE
                                         -------      --------    -------          -------     --------   -------
                                                                    (DOLLARS IN THOUSANDS)
Assets
 Loans <F1>                              $ 112,269   $   5,285       9.41%       $   85,376    $  4,162     9.75%
 Taxable securities <F2>                    12,957         427       6.59            14,584         465     6.38
 Nontaxable securities <F1><F2>              9,664         381       7.88             8,291         322     7.77
     Other                                      88           1       2.27                59           2     6.78
                                         ---------   ---------                   ----------    --------
   Interest-earning assets                 134,978       6,094       9.03           108,310       4,951     9.14
                                                     ---------                                 --------
 Noninterest-earning assets                  7,458                                    6,253
                                         ---------                               ----------
   Total assets                          $ 142,436                               $  114,563
                                         =========                               ==========
Liabilities and shareholders'
  equity
 Interest-bearing transaction
   accounts                              $  22,211         352       3.17        $   25,150         408     3.24
 Savings deposits                            8,996          82       1.82             9,333          87     1.86
 Time deposits                              53,296       1,537       5.77            49,148       1,439     5.86
 Federal Home Loan Bank advances            25,246         798       6.32             2,956          88     5.95
 Other                                       6,057         178       5.88             1,980          54     5.42
                                         ---------   ---------                   ----------    --------
   Interest-bearing liabilities            115,806       2,947       5.09            88,567       2,076     4.69
                                                     ---------       ----                      --------     ----
 Noninterest-bearing liabilities            11,905                                   12,044
 Shareholders' equity                       14,725                                   13,952
                                         ---------                               ----------
 Total liabilities and
   shareholders' equity                  $ 142,436                               $  114,563
                                         =========                               ==========
Net interest income (tax-equivalent
 basis) - interest spread                                3,147       3.94%                        2,875     4.45%
                                                                     ====                                   ====
Tax equivalent adjustment <F1>                            (145)                                    (130)
                                                     ---------                                 --------
Net interest income                                  $   3,002                                 $  2,745
                                                     =========                                 ========


Net interest income as a percentage
 of earning assets (tax-equivalent
 basis)                                                              4.66%                                  5.31%
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

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                    SIX MONTHS ENDED JUNE 30,
                                                          1997 OVER 1996
                                                    -------------------------
                                                  TOTAL        VOLUME        RATE
                                                  -----        ------        ----
                                                       (DOLLARS IN THOUSANDS)
Increase (decrease) in interest income <F1>
     Loans <F2>                                 $  1,123    $   1,270    $    (147)
     Taxable securities                              (38)         (53)          15
     Nontaxable securities <F2>                       59           54            5
     Other                                            (1)           1           (2)
                                                --------     --------     --------
      Net change in tax-equivalent income          1,143        1,272         (129)

Increase (decrease) in interest expense <F1>
     Interest-bearing transaction accounts           (56)         (47)          (9)
     Savings deposits                                 (5)          (3)          (2)
     Time deposits                                    98          121          (23)
     Federal Home Loan Bank advances                 710          704            6
     Other                                           124          119            5
                                                --------     --------     --------
      Net change in interest expense                 871          894          (23)
                                                --------     --------     --------
      Net change in tax-equivalent
        net interest income                     $    272     $    378     $   (106)
                                                ========     ========     ========

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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $272,000 in the first six months of 1997 compared to 1996.

The increase resulted from growth in the Registrant's loan portfolio from 1996 to 1997. Average loans increased $26,893,000 in the first half of 1997 over the first half of 1996. This growth caused interest income from loans to be $1,123,000 higher in the first half of 1997.
Income received from loan fees was $35,000 lower in the first six months of 1997 than in the same period of 1996. The other interest-earning asset categories experienced small differences between 1997 and 1996.

The mix of interest-bearing liabilities has changed significantly from 1996 to 1997. The average balance of Federal Home Loan Bank (the
"FHLB") advances increased $22,290,000 in the first half of 1996 as compared to the same period in 1997. This reflects the extent to which advances from the FHLB funded the majority of loan growth in the last three quarters of 1996. The average balance of other interest-bearing liabilities increased by more than $4,000,000 in the first six months of 1997 compared to the same period in 1996. The average balance of total deposits was only $872,000 greater in the first half of 1997 than the first half of 1996. The increases in FHLB advances and other interest-bearing liabilities reflect the extent to which FHLB and short-term borrowings were used to fund loan growth in 1996. Deposit growth, available funds from securities maturities and retained earnings were not sufficient to meet the loan demand experienced in the last three quarters of 1996 and early 1997.

Table 1 documents that the net interest income spread was 3.94% for the first six months of 1997, compared to 4.45% for the same period of the prior year. The reduction in net interest income spread was caused by an 11-basis-point decrease in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up 40 basis points. The decrease in the average rate earned on interest-earning assets was caused by a decline in the average rate earned on loans. The decline in the rate earned on loans resulted from loan growth in the last three quarters of 1997 and the first two quarters of 1997 at lower interest rates than had previously existed in the portfolio. These lower rates were caused by the competitive interest rate environment in the Registrant's market areas. The increase in the average rate paid on interest-bearing liabilities was attributable to the growth in advances from the FHLB and in other interest-bearing liabilities. The interest rates paid on these liabilities were higher than that of any of the deposit categories.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $163,000 from December 31, 1996, to June 30, 1997. The allowance was 1.39% of total loans at June 30, 1997, compared to 1.35% at December 31, 1996. The provision for loan losses was $149,000 higher in the first six months of 1997 than in the same period of 1996. The majority of the increase in the provision for loan losses was due to higher net chargeoffs than in the prior year.

Chargeoffs and recoveries for those loan categories with activity in the periods ended June 30, 1997 and 1996 were as follows:

                                       1997                          1996
                                       ----                          ----
                             CHARGEOFFS    RECOVERIES      CHARGEOFFS     RECOVERIES
                             ----------    ----------      ----------     ----------
Commercial                  $   13,000     $    1,000      $       0     $     3,000
Agricultural                     7,000              0              0          10,000
Real estate mortgage -
   residential                   5,000              0              0               0
Consumer                       156,000         29,000         72,000          25,000
                            ----------     ----------      ---------     -----------
                            $  181,000     $   30,000      $  72,000     $    38,000
                            ==========     ==========      =========     ===========

The amount of chargeoffs which the Bank will experience in the remainder of 1997 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1997, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

NONINTEREST EXPENSE

Total noninterest expense decreased $7,000 in the second quarter of 1997 compared to the same quarter in 1996. This decrease was due to the recognition of the curtailment of the Bank's defined benefit plan (the "Plan") in April 1997. The recognition of the curtailment caused $249,000 of pension fund income to be recorded in the second quarter of 1997. Benefits for the Plan participants were frozen in April 1997 as a first step in the termination of the Plan and distribution of the Plan's assets. It is anticipated that the Plan assets will be distributed in the third or fourth quarter of 1997. When this distribution occurs, the $249,000 of pension fund income recorded in the second quarter of 1997 will be reversed and an additional $283,000 of pension fund expense will be recorded.

Total noninterest expense increased $109,000 in the first six months of 1997 compared to the same period of 1996. Additional expenses related to the Registrant's two new branches totaled $148,000 in the first half of 1997. The remaining difference was due to general expense growth which was offset by the pension fund income described in the prior paragraph.

SECURITIES

The balance of total securities has decreased $1,034,000 from December 31, 1996, to June 30, 1997. The decrease resulted from $1,520,000 of maturities in the first half of 1997, which were partially offset by $569,000 of purchases. The low level of securities purchases has been caused by continued loan growth in 1997 which has used funds obtained from deposit growth. Securities will continue to be used as collateral for public funds and securities sold under agreements to repurchase. Securities which had been pledged as collateral for Federal Home Loan Bank advances at the end of 1996 were released in January 1997 when the Registrant starting using specific residential real estate mortgage loans for collateral purposes. The Registrant's securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

LOANS

Total loans grew $6,665,000 in the second quarter of 1997 after experiencing an increase of $2,043,000 in the first quarter. Commercial, residential real estate mortgage and consumer loans experienced increases of $2,476,000, $1,627,000 and $1,968,000, respectively in the second quarter. The second quarter of the year has historically been a better period for loan growth than the first quarter. Other contributing factors to the higher level of loan growth in the second quarter of 1997 over the previous quarter were a continued strong economy in the Bank's market areas and increased business development activities in all loan areas. However, there is still a great deal of interest rate competition in all loan areas and management believes this will continue to impact the Bank's ability to sustain loan growth.

Management believes loan growth in the remainder of 1997 will continue to be affected by interest rates and by competition within the Bank's market areas. The Bank's loan officers plan to continue using calling programs in all loan areas to attempt to continue and stimulate demand. New marketing strategies are planned to enhance the Bank's effectiveness in remaining competitive in residential real estate mortgage lending. The Bank plans to hire one or two more mortgage loan originators to aid in generation of residential real estate mortgages. In the consumer loan category, management intends to use direct mail advertising and telemarketing to stimulate demand for direct loans while management intends to continue to emphasize development of its indirect loan portfolio.
                                      -22-

The Registrant implemented Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. Information regarding impaired loans can be found in Note 3 to the consolidated financial statements. SFAS 114 requires that management review the loan portfolio for possible impaired loans. In addition to this requirement, management also monitors the portfolio for nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis, (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of June 30, 1997, and December 31, 1996, were as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          1997          1996
                                                        --------    ------------
Loans accounted for on a nonaccrual basis              $ 1,133,000   $   288,000
Loans, not included in nonaccrual loans, which are
     contractually past due 90 days or more as to
     interest or principal payments                        149,000       686,000
Loans, not included in nonaccrual or loans past due
     90 days or more, which are considered troubled
     debt restructurings                                    29,000        26,000
                                                       -----------   -----------
     Total                                             $ 1,311,000   $ 1,000,000
                                                       ===========   ===========

DEPOSITS

Total deposits increased $10,548,000 in the second quarter of 1997, in contrast to a decline of $2,390,000 in the first quarter. Virtually all of the growth occurred in time deposits. Little change occurred in the other deposit categories during the second quarter of 1997.
The growth in time deposits was primarily due to the Bank's entry on a national time deposit rate service in March 1997. The time deposits obtained from the service totalled $7,732,000 in the second quarter of 1997. A $10,000,000 internal limit has been set at this time on the deposits that can be obtained from the service. Therefore, the level of activity experienced in the second quarter is not expected to be maintained in future quarters. The remaining growth in time deposits was due to a promotion which was held in the second quarter.

The level of core deposits obtained from the Bank's market areas has grown only $426,000 in the first half of 1997. This continued lack of core deposit growth is a concern for management as funds will be needed to support loan demand. The Bank's market areas continue to be very competitive in all deposit areas and especially in time deposit interest rates. The Bank is continuing to review both the pricing and the features of its deposit products in an attempt to develop products that will generate more growth.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $303,000 in the second quarter of 1997 and has grown $413,000 since December 31, 1996. The equity growth in 1997 was caused by retained earnings, which was offset by a small decrease in net unrealized appreciation on securities available for sale. As a result of the stock dividend, $1,186,000 of retained earnings were reclassified as stated capital and surplus. The decrease in the market value adjustment for securities was attributable to higher medium- and long-term interest rates, the effect of which caused a decline in the market value of portfolio securities.

Shareholders' equity as a percentage of assets was 10.03% as of June 30, 1997, compared to 10.26% as of December 31, 1996. Management intends to further decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at June 30, 1997.

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

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents increased $525,000 in the second quarter of 1997 after decreasing $1,897,000 in the previous quarter. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $12,588,000 at the one-year repricing point as of June 30, 1997. The negative amount at the end of the second quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. Management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1 to 5 year period is more reflective of the Registrant's experience. Management will determine the rates necessary based on competitive rates and the need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule
                                                      AS OF JUNE 30, 1997
                                     -----------------------------------------------------
                                     0 - 3       3 - 12      1 - 5       OVER
                                     MONTHS      MONTHS      YEARS      5 YEARS      TOTAL
                                     ------      ------      -----      -------      -----
                                                     (DOLLARS IN THOUSANDS)
Assets
     Loans                          $  36,772   $ 21,174    $ 37,462   $  23,379   $  118,787
     Interest-bearing deposits
      with banks                           15          0           0           0           15
     Taxable securities                 2,359      2,632       6,902         842       12,735
     Nontaxable securities                250        528       3,962       4,497        9,237
                                    ---------   --------    --------   ---------   ----------
      Rate-sensitive assets            39,396     24,334      48,326      28,718      140,774

Liabilities
     Interest-bearing transaction
      accounts                         22,295          0           0           0       22,295
     Savings deposits                   8,905          0           0           0        8,905
     Time deposits                      8,818     29,510      22,869         129       61,326
     Federal funds purchased and
      securities sold under
      agreements to repurchase          1,850          0           0           0        1,850
     Federal Home Loan Bank
      advances                              0      4,544      19,405       1,251       25,200
     Secured loan borrowings              317         79       1,276           0        1,672
                                    ---------   --------    --------   ---------   ----------
      Rate-sensitive liabilities       42,185     34,133      43,550       1,380      121,248
                                    ---------   --------    --------   ---------   ----------
Rate-sensitive assets less
     rate-sensitive liabilities

     Asset (liability) gap
      for the period                $  (2,789)  $ (9,799)   $  4,776   $  27,338   $   19,526
                                    =========   ========    ========   =========   ==========
     Cumulative asset
      (liability) gap               $  (2,789)  $(12,588)     (7,812)  $  19,526
                                    =========   ========    ========   =========
     Cumulative rate-
      sensitive assets as a
      percentage of
      cumulative rate-
      sensitive liabilities             93.39%     83.51%      93.48%     116.10%
                                    =========   ========    ========   =========

                      PART II.  OTHER INFORMATION


Item 2  CHANGES IN SECURITIES

On April 29, 1997, the Registrant's shareholders approved and adopted Amended and Restated Articles of Incorporation for the Registrant (the "Restated Articles"). The Restated Articles, among other things, affect the rights of holders of shares of the Registrant's Common Stock, $10.00 par value, by changing the name of the Registrant to "ChoiceOne Financial Services, Inc.," authorizing up to 100,000 shares of preferred stock, enumerating specific powers of the Board of Directors, requiring indemnification of directors and executive officers under certain circumstances, requiring that shareholder nominations of directors be submitted within specified times before meetings at which directors will be elected, defining "cause" for purposes of removing a director from office, prohibiting the Board of Directors from recommending or initiating certain tender or exchange offers, mergers, consolidations and sales of assets without first considering and evaluating the terms of any offer, determining that the offer would comply with all applicable laws and determining that it would be in the best interests of the Registrant and its shareholders, requiring a supermajority vote of the shareholders to amend certain provisions of the Restated Articles and eliminating the supermajority vote required under the former Articles of Incorporation to change the amount of authorized capital of the Registrant.

For a more detailed description of the changes implemented by the Restated Articles, see the description of the Restated Articles contained under the heading "Approval and Adoption of Restated Articles of Incorporation" in the Registrant's Definitive Proxy Statement filed with respect to its Annual Meeting of Shareholders held on April 29, 1997, which is here incorporated by reference.

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 1997, the Annual Meeting of Shareholders of the
Registrant was held. The following directors were elected by the shareholders to serve for three-year terms to expire at the annual meeting to be held in the year 2000:

                                                                   BROKER
                                    VOTES FOR   VOTES WITHHELD    NON-VOTES
                                    ---------   --------------    ---------
William F. Cutler, Jr.                375,192       2,804             0
L. Edmond Eary, Jr., M.D.             377,546         450             0
Andrew W. Zamiara                     377,546         450             0

Directors Frank G. Berris, Lawrence D. Bradford, Lewis G. Emmons and Stuart Goodfellow have terms of office that continue until the 1998 Annual Meeting. The terms of directors Jae M. Maxfield, Jon E. Pike and Linda R. Pitsch continue through the 1999 Annual Meeting.

At that meeting, the shareholders also approved and adopted Restated Articles of Incorporation. A total of 348,991 shares were voted for the proposal, 15,822 shares were voted against the proposal, 989 shares abstained from voting, and there were 12,194 shares not voted by brokers.

At that meeting, the shareholders also approved the Executive Stock Incentive Plan of 1997. A total of 344,099 shares were voted for the proposal, 25,905 shares were voted against the proposal, 7,992 shares abstained from voting, and there were 0 shares not voted by brokers.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

   EXHIBIT
   NUMBER                      DOCUMENTS

    3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as Appendix A to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

    3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

    10.1 Executive Stock Incentive Plan of 1997. Previously filed as Appendix B to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

     27    Financial Data Schedule.

     2. Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1997.

                              SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CHOICEONE FINANCIAL SERVICES, INC.




Date AUGUST 8, 1997                 /S/JAE M. MAXFIELD
                                   Jae M. Maxfield
                                   President and Chief Executive\
                                     Officer




Date AUGUST 8, 1997                /S/THOMAS L. LAMPEN
                                   Thomas L. Lampen
                                   Chief Financial Officer and
                                     Treasurer
                                   (Principal Financial and Accounting
                                     Officer)

                          INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:

  EXHIBIT
  NUMBER                       DOCUMENTS

    3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as Appendix A to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

    3.2 Bylaws of the Registrant as currently in effect and any amendments thereto - previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Incorporated herein by reference.

    10.1 Executive Stock Incentive Plan of 1997. Previously filed as Appendix B to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

     27   Financial Data Schedule.