Form 10-Q
period 1997-09-30
1ST COMMUNITY BANCORP INC
filed 1997-11-14
CIK 803164

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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


Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes __X__     No _____

As of October 31, 1997, the Registrant had outstanding 511,443 shares of common stock having a par value of $10 per share.

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    ChoiceOne Financial Services, Inc.

                        CONSOLIDATED BALANCE SHEETS

                 September 30, 1997 and December 31, 1996
                                                 SEPTEMBER 30,       DECEMBER 31,
                                                     1997                1996
                                                 ------------        ------------
                                                 (Unaudited)
ASSETS
Cash and due from banks                          $  4,077,000        $  4,952,000

Securities available for sale (Note 3)             21,688,000          23,006,000

Loans (Note 4)                                    124,719,000         110,079,000
Allowance for loan losses (Note 5)                 (1,543,000)         (1,487,000)
                                                 ------------        ------------

 Net loans                                        123,176,000         108,592,000

Premises and equipment - net                        3,629,000           2,987,000
Accrued interest receivable                         1,057,000             859,000
Other assets                                        1,802,000           1,335,000
                                                 ------------        ------------

   Total assets                                  $155,429,000        $141,731,000
                                                 ============        ============











See accompanying notes to the consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                  CONSOLIDATED BALANCE SHEETS - Continued

                 September 30, 1997 and December 31, 1996
                                                 SEPTEMBER 30,       DECEMBER 31,
                                                     1997                1996
                                                 ------------        ------------
                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits
 Demand                                          $ 12,205,000        $ 13,188,000
 Interest-bearing transaction accounts             21,651,000          22,732,000
 Savings                                            8,766,000           9,158,000
 Time (Note 6)                                     63,024,000          50,528,000
                                                 ------------        ------------

   Total deposits                                 105,646,000          95,606,000

Federal funds purchased and securities
 sold under agreements to repurchase                7,036,000           4,731,000
Accrued interest payable                              527,000             435,000
Federal Home Loan Bank advances                    24,747,000          25,200,000
Secured loan borrowings                             1,166,000                   0
Other liabilities                                   1,045,000           1,222,000
                                                 ------------        ------------

   Total liabilities                              140,167,000         127,194,000

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY
Common stock, $10 par value; shares
 authorized: 1,000,000; shares outstanding:
 511,443 at September 30, 1997 and 482,710
 at December 31, 1996                               5,114,000           4,827,000
Surplus                                             6,182,000           5,292,000
Retained earnings                                   3,809,000           4,305,000
Net unrealized appreciation on securities
 available for sale, net of deferred tax
 effect                                               157,000             113,000
                                                 ------------        ------------

   Total shareholders' equity                      15,262,000          14,537,000
                                                 ------------        ------------

   Total liabilities and shareholders'
     equity                                      $155,429,000        $141,731,000
                                                 ============        ============

See accompanying notes to the consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)
                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                             ----------------------------        ----------------------------
                                                1997              1996              1997              1996
                                             ----------        ----------        ----------        ----------
INTEREST INCOME
 Loans, including fees                       $2,922,000        $2,381,000        $8,191,000        $6,523,000
 Securities
   Taxable                                      209,000           231,000           636,000           696,000
   Nontaxable                                   118,000           105,000           370,000           317,000
 Other                                            6,000                 0             7,000             2,000
                                             ----------        ----------        ----------        ----------

     Total interest income                    3,255,000         2,717,000         9,204,000         7,538,000

INTEREST EXPENSE
 Deposits                                     1,152,000         1,002,000         3,123,000         2,936,000
 Federal Home Loan Bank
   advances                                     406,000           179,000         1,204,000           267,000
 Other                                           77,000            44,000           255,000            98,000
                                             ----------        ----------        ----------        ----------

     Total interest expense                   1,635,000         1,225,000         4,582,000         3,301,000
                                             ----------        ----------        ----------        ----------

NET INTEREST INCOME                           1,620,000         1,492,000         4,622,000         4,237,000
PROVISION FOR LOAN LOSSES                        90,000            75,000           404,000           240,000
                                             ----------        ----------        ----------        ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                    1,530,000         1,417,000         4,218,000         3,997,000

NONINTEREST INCOME
 Service charges on deposit
   accounts                                      82,000            78,000           231,000           235,000
 Other service charges
   and fees                                      33,000            25,000            92,000            84,000
 Mortgage loan sales
   and servicing                                 42,000            21,000            97,000            63,000
 Insurance commissions                          242,000           191,000           673,000           573,000
 Other income                                    60,000            39,000           129,000           112,000
                                             ----------        ----------        ----------        ----------

     Total noninterest income                   459,000           354,000         1,222,000         1,067,000

NONINTEREST EXPENSE
 Salaries and wages                             556,000           541,000         1,640,000         1,556,000
 Pension and other employee
   benefits                                     201,000           106,000           223,000           310,000
 Occupancy expense                              102,000            66,000           270,000           193,000
 Furniture and equipment
   expense                                      139,000           109,000           357,000           289,000
 Other expenses (Note 8)                        416,000           372,000         1,199,000         1,012,000
                                             ----------        ----------        ----------        ----------

     Total noninterest expense                1,414,000         1,194,000         3,689,000         3,360,000
                                             ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAX                        575,000           577,000         1,751,000         1,704,000
INCOME TAX EXPENSE (NOTE 9)                     131,000           153,000           482,000           464,000
                                             ----------        ----------        ----------        ----------

NET INCOME                                   $  444,000        $  424,000        $1,269,000        $1,240,000
                                             ==========        ==========        ==========        ==========

EARNINGS PER SHARE (NOTE 1)                  $      .87        $      .83        $     2.48        $     2.41
                                             ==========        ==========        ==========        ==========

See accompanying notes to the consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                 1997             1996
                                                              -----------      -----------
Cash flows from operating activities
 Net income                                                   $ 1,269,000      $ 1,240,000
 Adjustments to reconcile net income to net cash
   from operating activities
   Net amortization on securities                                  56,000           63,000
   Net gain on sales of loans                                     (22,000)         (11,000)
   Loans originated for sale                                   (2,634,000)        (881,000)
   Proceeds from loan sales                                     2,632,000        1,442,000
   Provision for loan losses                                      404,000          240,000
   Depreciation                                                   290,000          218,000
   Deferred income tax expense/(benefit)                           41,000          (59,000)
   Changes in:
     Interest receivable and other assets                        (728,000)        (491,000)
     Interest payable and other liabilities                       (85,000)         175,000
                                                              -----------      -----------

       Net cash provided by operating activities                1,223,000        1,936,000

Cash flows from investing activities
 Securities available for sale:
   Proceeds from maturities of securities                       1,897,000        1,999,000
   Purchase of securities                                        (569,000)      (1,506,000)
 Net customer loan activity                                   (16,454,000)     (25,733,000)
 Loans sold                                                     1,490,000          935,000
 Loans purchased                                                        0         (231,000)
 Net expenditures for premises and equipment                     (932,000)        (541,000)
                                                              -----------      -----------

       Net cash used in investing activities                  (14,568,000)     (25,077,000)









Cash flows from financing activities
 Net increase in deposits                                      10,040,000        4,181,000
 Increase in federal funds purchased and securities
   sold under agreements to repurchase                          2,305,000        5,148,000
 Increase/(decrease) in Federal Home Loan Bank advances          (453,000)      14,000,000
 Increase in secured loan borrowings                            1,166,000                0
 Repurchase of common stock                                        (9,000)        (115,000)
 Cash dividends paid                                             (579,000)        (495,000)
                                                              -----------      -----------

       Net cash provided by financing activities               12,470,000       22,719,000
                                                              -----------      -----------

Net change in cash and cash equivalents                          (875,000)        (422,000)
Cash and cash equivalents at beginning of period                4,952,000        4,806,000
                                                              -----------      -----------

Cash and cash equivalents at end of period                    $ 4,077,000      $ 4,384,000
                                                              ===========      ===========

Supplemental disclosure of cash flow information
 Cash paid during the period for:
   Interest                                                   $ 4,489,000      $ 3,221,000
   Income taxes                                               $   460,000      $   569,000

See accompanying notes to the consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoiceOne Financial Services, Inc., (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. and Alpine Travel, Inc., after elimination of significant intercompany transactions and accounts. The Registrant's name was changed from 1st Community Bancorp, Inc. to ChoiceOne Financial Services, Inc. on May 30, 1997. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 1997, and December 31, 1996, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1997, and September 30, 1996, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997, and September 30, 1996. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Earnings per share are based on the weighted average number of shares outstanding during the year. The weighted average number of shares has been adjusted for the 6% stock dividend declared in April 1997, the repurchase of stock in August 1996 and the issuance of stock in January 1996. The weighted average number of shares outstanding was 511,443 for the third quarter of 1997, 511,519 for the first nine months of 1997, 513,479 for the third quarter of 1996, and 514,182 for the first nine months of 1996.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the 6% stock dividend declared in April 1997. The number of shares outstanding was 511,673 for the cash dividend paid in the first quarter of 1997, 511,443 for the cash dividends paid in the second and third quarters of 1997, 514,538 for the cash dividend paid in the first and second quarters of 1996, and 511,672 for the cash dividend paid in the third quarter of 1996.


NOTE 2 - ACQUISITION OF TRAVEL AGENCY

Effective July 31, 1997, the Bank entered into an agreement to purchase Alpine Travel, Inc. (the "Travel Agency"), a travel agency located in Grand Rapids, Michigan. The Travel Agency became a wholly-owned subsidiary of the Bank as a result of the Bank's purchase of all of the outstanding common stock of the Travel Agency. The former owner of the Travel Agency was paid cash in consideration for his stock. The acquisition was accounted for under the purchase method of accounting. The transaction was closed into escrow, which had not been released as of November 12, 1997.


NOTE 3 - SECURITIES

Securities have been classified in the Consolidated Balance Sheets according to management's intent. The amortized cost and approximate fair value of securities at September 30, 1997, and December 31, 1996, were as follows:

                                                           GROSS          GROSS          APPROXIMATE
                                         AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                           COST            GAINS          LOSSES            VALUE
                                        -----------      ----------     ----------       -----------
SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 1997
U.S. Treasury and
 U.S. Government agencies               $ 4,836,000       $ 24,000       $ (5,000)       $ 4,855,000
Obligations of states and
 political subdivisions                   9,220,000        212,000         (8,000)         9,424,000
U.S. Government agencies
 backed by mortgages                      4,491,000         36,000        (24,000)         4,503,000
Other                                     2,905,000          1,000              0          2,906,000
                                        -----------       --------       --------        -----------

 Total                                  $21,452,000       $273,000       $(37,000)       $21,688,000
                                        ===========       ========       ========        ===========


DECEMBER 31, 1996
U.S. Treasury and
 U.S. Government agencies               $ 4,831,000       $ 36,000       $(14,000)       $ 4,853,000
Obligations of states and
 political subdivisions                  10,276,000        191,000        (39,000)        10,428,000
U.S. Government agencies
 backed by mortgages                      4,869,000         32,000        (35,000)         4,866,000
Other                                     2,859,000              0              0          2,859,000
                                        -----------       --------       --------        -----------

 Total                                  $22,835,000       $259,000       $(88,000)       $23,006,000
                                        ===========       ========       ========        ===========

There were no sales of securities for the nine months ended September 30, 1997 and 1996.

For the nine months ended September 30, 1997, the net unrealized holding gain on securities available for sale increased by $65,000 resulting in a net unrealized gain of $236,000 on securities available for sale as of September 30, 1997, before any deferred tax effect.

The book values of securities pledged as collateral at September 30, 1997, and December 31, 1996, were as follows:

                                            SEPTEMBER 30,    DECEMBER 31,
                                                1997             1996
                                            -------------    ------------
Securities sold under agreements to
  repurchase                                 $2,003,000       $2,007,000
Public deposits                                 502,000          251,000
Federal Home Loan Bank advances                       0        5,306,000
                                             ----------       ----------

Total                                        $2,505,000       $7,564,000
                                             ==========       ==========

NOTE 4 - LOANS

Loans at September 30, 1997, and December 31, 1996, were classified as follows:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    1997                1996
                                                ------------        ------------
Commercial                                      $ 41,826,000        $ 34,583,000
Agricultural                                       9,957,000          10,113,000
Real estate mortgage - construction                2,916,000           2,215,000
Real estate mortgage - residential                41,587,000          37,168,000
Consumer                                          28,433,000          26,000,000
                                                ------------        ------------

Total                                           $124,719,000        $110,079,000
                                                ============        ============

Loans held for sale included $50,000 of residential real estate mortgage loans at September 30, 1997. Loans held for sale were accounted for at the lower of aggregate cost or market value.

Certain residential real estate mortgage loans were pledged as collateral for Federal Home Loan Bank advances. The balance pledged as of September 30, 1997, was $37,294,000.

Information regarding impaired loans as of September 30, 1997, and December 31, 1996 follows:

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1997            1996
                                                       -------------   ------------
Loans classified as impaired                             $398,000        $599,000
Less impaired loans for which no allowance for
 credit losses had been established                       239,000         450,000
                                                         --------        --------

Impaired loans for which an allowance for credit
 losses had been determined                              $159,000        $149,000
                                                         ========        ========

Allowance determined for above impaired loans            $ 56,000        $  6,000
                                                         ========        ========

Information regarding impaired loans for the nine months ended September 30, 1997 and 1996 follows:

                                                           1997            1996
                                                         --------        --------
Average balance of impaired loans                        $760,000        $328,000
Interest income recognized on impaired loans               21,000          23,000
Interest income recognized on a cash-basis on
 impaired loans                                            17,000          17,000

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 follows:

                                                 1997               1996
                                              ----------         ----------
Balance at beginning of period                $1,487,000         $1,121,000

Provision charged to operating expense           404,000            240,000
Recoveries credited to the allowance              51,000             55,000
Loans charged-off                               (399,000)          (172,000)
                                              ----------         ----------

Balance at end of period                      $1,543,000         $1,244,000
                                              ==========         ==========

NOTE 6 - TIME DEPOSITS

As of September 30, 1997, time deposits included $7,135,000 obtained from a national time deposit rate service. The weighted average interest rate on these deposits was 6.33% as of September 30, 1997. Approximately
$5,943,000 of the deposits had maturities of one year or less, while the remainder had a maximum maturity of two years.


NOTE 7 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $2,406,000 were held at NBD Bank, N.A. at September 30, 1997.

As of September 30, 1997, the Registrant had outstanding commitments to make loans totaling $15,107,000, the majority of which have variable interest rates. The Registrant had issued approximately $2,557,000 in unused lines of credit and $38,000 in letters of credit at September 30, 1997.


NOTE 8 - NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 1997 and 1996 was as follows:

                                              1997              1996
                                           ----------        ----------
Legal and professional                     $  176,000        $  104,000
Supplies and postage                          171,000           176,000
Computer processing                           117,000           121,000
Advertising and marketing                      74,000            47,000
State single business tax expense              71,000            84,000
Training and seminars                          62,000            36,000
Other                                         528,000           444,000
                                           ----------        ----------

 Total                                     $1,199,000        $1,012,000
                                           ==========        ==========

NOTE 9 - INCOME TAX EXPENSE

The components of income tax expense for the nine months ended September 30, 1997 and 1996 were as follows:

                                               1997          1996
                                             --------      --------
Current income tax expense                   $441,000      $523,000
Deferred income tax expense/(benefit)          41,000       (59,000)
                                             --------      --------

 Income tax expense                          $482,000      $464,000
                                             ========      ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at September 30, 1997, and December 31, 1996, were as follows:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   1997            1996
                                               -------------   ------------
Deferred tax assets:
 Allowance for loan losses                       $420,000        $401,000
 Deferred compensation                             59,000          62,000
 Postretirement benefits obligation                50,000          50,000
 Deferred loan fees                                44,000          53,000
 Other                                             68,000          68,000
                                                 --------        --------

   Total deferred tax assets                      641,000         634,000

Deferred tax liabilities:
 Depreciation                                     172,000         188,000
 Pension fund asset                               148,000          96,000
 Unrealized appreciation on securities
   available for sale                              80,000          58,000
 Other                                             24,000          12,000
                                                 --------        --------

   Total deferred tax liabilities                 424,000         354,000
                                                 --------        --------

   Net deferred tax asset                        $217,000        $280,000
                                                 ========        ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at September 30, 1997, or December 31, 1996.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is designed to provide a review of the financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and Alpine Travel, Inc. (the "Travel Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

ACQUISITION OF TRAVEL AGENCY

As was stated in Note 2 to the consolidated financial statements, the Bank entered into an agreement to purchase Alpine Travel, Inc. on July 31, 1997. The Bank purchased all of the outstanding common stock of the Travel Agency and the Travel Agency became a wholly owned subsidiary of the Bank. The former owner of the Travel Agency will continue to work in the business and will serve as its president. The Bank's management believes that the purchase of the Travel Agency will enable the Bank to offer a new line of products to its customers and will generate additional fee income. The transaction was closed into escrow, which had not been released as of November 12, 1997.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $20,000 or 5% in the third quarter of 1997 compared to the same period of 1996 and has risen $29,000 or 2% in the first nine months of 1997 compared to the same period of the prior year. The increase in net income in the third quarter and first nine months of 1997 was due to higher net interest income and noninterest income, the effect of which was offset by growth in the provision for loan losses and noninterest expense.

The increase in net interest income in 1997 was caused by growth in average interest-earning assets. Part of the effect of such growth was offset by a reduction in the spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities. The change in noninterest income was primarily caused by a higher level of insurance commission income in the first nine months of 1997 than in the same period of the prior year. The increase in the provision for loan losses was due to higher loan balances in 1997 than in the prior year and to a higher level of loan chargeoffs in 1997 than in 1996. The change in noninterest expense resulted from expenses related to the Registrant's two new branches which opened in the middle of 1996 and from increases in various other expenses. The increase in pension and other employee benefits in the third quarter of 1997 was due to the recognition of $109,000 of expense related to a partial payout of the Bank's defined benefit plan.

The Registrant's management anticipates that the Bank's defined benefit plan (the "Plan") will be settled in the fourth quarter of 1997 and that the assets of the Plan due to participants will be distributed. Management anticipates that Plan assets in excess of amounts due to participants will be contributed to the Bank's 401(k) plan in early 1998. It is anticipated that the termination of the Plan will cause $286,000 of after-tax expense to be recorded in the fourth quarter of 1997. When amounts recorded in previous quarters in 1997 are netted against the fourth quarter expense, the estimated total effect on 1997's net income of the curtailment, settlement and termination of the Plan will be a negative $187,000. Management believes termination of the Plan will have a long-term benefit for the Registrant because retirement benefits will be offered more cost-effectively through the Bank's 401(k) plan.

The return on average assets was 1.17% for the first nine months of 1997, compared to 1.38% for the same period in 1996. The return on average shareholders' equity was 11.45% for the first three quarters of 1997, compared to 11.78% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the third quarter of 1997 were $205,000 or $.40 per common share, which represents a $.07 per share or 21% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first nine months of 1997 were $579,000 or $1.13 per share, which was $.17 per share or 18% more than the dividends paid in the same period in 1996. The cash dividend payout percentage in the first nine months of 1997 was 45.55%, compared to 39.85% in the same period of 1996. The Registrant declared a 6% stock dividend on April 16, 1997. The dividend was payable on May 16, 1997 to shareholders of record on April 29, 1997. The cash dividend per share amounts for both 1997 and 1996 have been adjusted for the effect of the stock dividend.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 1997 and September 30, 1996. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                            ------------------------------------------------------------------------------------
                                                              1997                                          1996
                                            --------------------------------------        --------------------------------------
                                            AVERAGE                        AVERAGE        AVERAGE                        AVERAGE
                                            BALANCE         INTEREST        RATE          BALANCE         INTEREST        RATE
                                            --------        --------       -------        -------         --------       -------
                                                                            (Dollars in Thousands)
Assets
 Loans <F1>                                 $115,944         $8,213         9.44%         $ 89,948         $6,552         9.71%
 Taxable securities <F2>                      12,859            636         6.59            14,421            696         6.45
 Nontaxable securities <F1><F2>                9,496            560         7.86             8,187            480         7.97
 Other                                           218              7         4.28                63              2         6.35
                                            --------         ------                       --------         ------

   Interest-earning assets                   138,517          9,416         9.06           112,619          7,730         9.15
                                                             ------                                        ------
 Noninterest-earning assets                    6,891                                         6,382
                                            --------                                      --------

   Total assets                             $145,408                                      $119,001
                                            ========                                      ========

Liabilities and shareholders' equity
 Interest-bearing transaction
   accounts                                 $ 22,065            527         3.18          $ 25,200            612         3.24
 Savings deposits                              8,973            123         1.83             9,376            131         1.86
 Time deposits                                56,665          2,473         5.82            49,813          2,193         5.87
 Federal Home Loan Bank advances              25,260          1,204         6.36             5,796            267         6.14
 Other                                         6,212            255         5.47             2,403             98         5.44
                                            --------         ------                       --------         ------

   Interest-bearing liabilities              119,175          4,582         5.13            92,588          3,301         4.75
                                                             ------         ----                           ------         ----
 Noninterest-bearing liabilities              11,374                                        12,394
 Shareholders' equity                         14,859                                        14,019
                                            --------                                      --------

 Total liabilities and
   shareholders' equity                     $145,408                                      $119,001
                                            ========                                      ========

Net interest income (tax-equivalent
 basis) - interest spread                                     4,834         3.93%                           4,429         4.40%
                                                                            ====                                          ====

Tax equivalent adjustment <F1>                                 (212)                                         (192)
                                                             ------                                        ------

Net interest income                                          $4,622                                        $4,237
                                                             ======                                        ======

Net interest income as a percentage
 of earning assets (tax-equivalent
 basis)                                                                     4.65%                                         5.24%
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

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                             1997 OVER 1996
                                                             --------------
                                                    TOTAL        VOLUME       RATE
                                                    -----        ------       ----
                                                        (Dollars in Thousands)
Increase (decrease) in interest income <F1>
 Loans <F2>                                         $1,661       $1,845       $(184)
 Taxable securities                                    (60)         (76)         16
 Nontaxable securities <F2>                             80           86          (6)
 Other                                                   5            6          (1)
                                                    ------       ------       -----

   Net change in tax-equivalent income               1,686        1,861        (175)

Increase (decrease) in interest expense <F1>
 Interest-bearing transaction accounts                 (85)         (75)        (10)
 Savings deposits                                       (8)          (6)         (2)
 Time deposits                                         280          299         (19)
 Federal Home Loan Bank advances                       937          927          10
 Other                                                 157          156           1
                                                    ------       ------       -----

   Net change in interest expense                    1,281        1,301         (20)
                                                    ------       ------       -----

   Net change in tax-equivalent
     net interest income                            $  405       $  560       $(155)
                                                    ======       ======       =====

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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $405,000 in the first nine months of 1997 compared to the same period of 1996. The increase resulted from growth in the Registrant's loan portfolio from 1996 to 1997. Average loans increased $25,996,000 from the first three quarters of 1996 to the same period in 1997. This growth caused interest income from loans to be $1,661,000 higher in the first three quarters of 1997. The other interest-earning asset categories experienced small differences between 1997 and 1996.

The mix of interest-bearing liabilities has changed significantly from 1996 to 1997. The average balance of time deposits increased $6,852,000 in the first nine months of 1997 compared to the same period in the prior year. Approximately one-half of the time deposits increase was due to the Bank's entry onto a national time deposit rate service in March 1997. The average balance of Federal Home Loan Bank (the "FHLB") advances for the nine months ended September 30, 1997 reflects an increase of $19,464,000 over the balance for the same period of 1996. This increase, however, was primarily due to advances obtained during the last three quarters of 1996. No additional advances were obtained from the FHLB in the first three quarters of 1997.
The average balance of other interest-bearing liabilities increased by $3,809,000 in the first nine months of 1997 compared to the same period in 1996. The increases in national market time deposits, FHLB advances and other interest-bearing liabilities reflect the extent to which these sources were used to fund loan growth in 1996. Core deposit growth, available funds from securities maturities, and retained earnings were not sufficient to meet the loan demand experienced in 1996 and 1997.

Table 1 shows that the net interest income spread was 3.93% for the first nine months of 1997, compared to 4.40% for the same period of the prior year. The reduction in net interest income spread was caused by a 9-basis-point decrease in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up 38 basis points. The decrease in the average rate earned on interest-earning assets was caused by a decline in the average rate earned on loans. The decline in the rate earned on loans resulted from loan growth at lower interest rates than had previously existed in the portfolio. These lower rates were caused by the competitive interest rate environment in the Registrant's market areas. The increase in the average rate paid on interest-bearing liabilities was attributable to the growth in non-core deposits, advances from the FHLB and other interest-bearing liabilities. The interest rates paid on these liabilities were higher than those paid on core deposits.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $56,000 from December 31, 1996, to September 30, 1997. The allowance was 1.24% of total loans at September 30,

1997, compared to 1.35% at December 31, 1996. The allowance for loan losses as a percentage of nonperforming loans was 120% as of September 30, 1997, compared to 149% as of the end of 1996. The provision for loan losses was $164,000 higher in the first nine months of 1997 than in the same period of 1996. The increase in the provision was due to the funding of the allowance for loan growth in 1997 and 1996 and to higher net chargeoffs experienced in 1997 than in the prior year.

Chargeoffs and recoveries for those loan categories with activity in the periods ended September 30, 1997 and 1996 were as follows:

                                       1997                         1996
                                       ----                         ----
                             CHARGEOFFS     RECOVERIES    CHARGEOFFS     RECOVERIES
                             ----------     ----------    ----------     ----------
Commercial                    $180,000       $13,000       $ 35,000       $10,000
Agricultural                     7,000             0              0        10,000
Real estate mortgage -
  residential                    5,000             0              0             0
Consumer                       207,000        38,000        137,000        35,000
                              --------       -------       --------       -------

                              $399,000       $51,000       $172,000       $55,000
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

NONINTEREST EXPENSE

Total noninterest expense increased $220,000 in the third quarter of 1997 compared to the same quarter in 1996. Approximately $109,000 of the increase resulted from expense related to a partial payout of the Bank's defined benefit plan. As discussed above, the Registrant's management anticipates that the Bank's defined benefit plan (the "Plan") will be settled in the fourth quarter of 1997 and the assets of the Plan due to participants will be distributed. Management anticipates Plan assets in excess of amounts due to participants will be contributed to the Bank's 401(k) plan in early 1998. It is anticipated that the termination of the

Plan will cause $286,000 of after-tax expense to be recorded in the fourth quarter of 1997.

Total noninterest expense increased $329,000 in the first nine months of 1997 compared to the same period of 1996. Additional expenses related to the Registrant's two new branches totaled $202,000 in the first nine months of 1997. The remaining difference was due to general expense growth which was offset by the net effect of entries recorded in 1997 related to curtailment and settlement of the Bank's defined benefit plan.

SECURITIES

The balance of total securities has decreased $1,318,000 from December 31, 1996, to September 30, 1997. The decrease resulted from $1,897,000 of maturities in the first nine months of 1997, which were partially offset by $569,000 of purchases. The low level of securities purchases was caused by continued loan growth in 1997 which has used funds obtained from deposit growth. Securities will continue to be used as collateral for public funds and securities sold under agreements to repurchase. Securities which had been pledged as collateral for Federal Home Loan Bank advances at the end of 1996 were released in January 1997 when the Registrant starting using specific residential real estate mortgage loans for collateral purposes. The Registrant's securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

LOANS

Total loans grew $5,932,000 in the third quarter of 1997 and have increased $14,640,000 since December 31, 1996. Commercial and residential real estate mortgage loans comprised most of the growth in the third quarter of 1997 as they increased $3,315,000 and $1,806,000, respectively. Growth in these two loan areas resulted in part from a continued strong economy in the Bank's market areas and business development activities. The mortgage loan area was also affected by two new loan originators in the third quarter of 1997. Minimal growth was experienced in the other three loan categories in the third quarter of 1997. The Bank's management believes that interest rate competition has hampered loan demand in these areas.

Loan growth in the remainder of 1997 will continue to be affected by interest rates and by competition within the Bank's market areas. The Bank's loan officers plan to continue using calling programs in all loan areas to attempt to continue and stimulate demand. New marketing strategies are planned to enhance the Bank's effectiveness in remaining competitive in residential real estate mortgage lending. In the consumer loan category, management intends to continue its use of direct mail advertising and telemarketing to stimulate demand for direct loans while management will continue to emphasize development of its indirect loan portfolio.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of
(1) loans accounted for on a nonaccrual basis, (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of September 30, 1997, and December 31, 1996, were as follows:

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              1997          1996
                                                          -------------  ------------
Loans accounted for on a nonaccrual basis                   $787,000     $  288,000
Loans, not included in nonaccrual loans, which are
 contractually past due 90 days or more as to
 interest or principal payments                              179,000        686,000
Loans, not included in nonaccrual or loans past due
 90 days or more, which are considered troubled
 debt restructurings                                           4,000         26,000
                                                            --------     ----------

 Total                                                      $970,000     $1,000,000
                                                            ========     ==========

In addition to the above loans, there were $316,000 of nonperforming assets in other real estate as of September 30, 1997. There was no nonperforming other real estate as of December 31, 1996.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased $1,882,000 in the third quarter of 1997 and have grown $10,040,000 since December 31, 1996. The level of growth in the third quarter of 1997 was much less than the $10,548,000 increase experienced in the previous quarter. The growth in the second quarter was primarily due to $7,732,000 of time deposits which resulted from the Bank's entry onto a national time deposit rate service in March 1997. In contrast, the Bank's level of the national time deposits decreased almost $600,000 in the third quarter of 1997. This change reflected management's desire to more strongly emphasize core deposit growth in the third quarter of 1997.

Demand deposits and time deposits were the two deposit categories that experienced growth in the third quarter of 1997. The Bank's management has stressed the development of deposit relationships which bear no interest or a low interest rate. The Bank's branches have also offered competitive interest rates on their time deposit products.

The level of core deposits obtained from the Bank's market areas grew almost $2,500,000 in the third quarter of 1997 after increasing less than $500,000 in the first half of 1997. The Bank's deposit officers will attempt to continue this positive trend in the rest of 1997 and into 1998. The Bank plans to continue to pay competitive interest rates on its interest-bearing accounts. The Bank's deposit officers are planning to review both the pricing and the features of the deposit products in an attempt to develop products which will generate core deposit growth.

The Bank's level of federal funds purchased and securities sold under agreements to repurchase increased $5,186,000 in the third quarter of 1997. The increase related to federal funds purchased was $4,750,000. The increase resulted from loan growth which was not fully funded by deposit growth and a higher balance in the Bank's correspondent bank accounts as of September 30, 1997.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $312,000 in the third quarter of 1997 and has grown $725,000 since December 31, 1996. Equity growth in 1997 resulted from retained earnings and a small increase in net unrealized appreciation on securities available for sale.

Total shareholders' equity as a percentage of assets was 9.82% as of September 30, 1997, compared to 10.26% as of December 31, 1996. The Registrant's management intends to further decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at September 30, 1997.

CAPITAL RESOURCES

The Registrant issued 20,610 shares of its common stock effective January 1, 1996, to facilitate the business combination with Bradford Insurance Centre, Ltd. (now ChoiceOne Insurance Agencies, Inc.). The Bank completed the construction of its new branch office in Cedar Springs in March 1997. The cost of land, building and equipment for that branch approximated $750,000.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents increased $497,000 in the third quarter of 1997 and have decreased $875,000 since December 31, 1996. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $23,744,000 at the one-year repricing point as of September 30, 1997. The negative amount at the end of the third quarter was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. However, the Bank's management believes that these types of accounts are not as sensitive to changes in interest rates in the short term as this presentation would indicate and that the positive funding gap in the 1 to 5 year period is more reflective of the Registrant's experience. Management will determine the rates necessary based on competitive rates and the need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule
                                                            AS OF SEPTEMBER 30, 1997
                                         --------------------------------------------------------------
                                         0 - 3         3 - 12         1 - 5         OVER
                                         MONTHS        MONTHS         YEARS        5 YEARS        TOTAL
                                         ------        ------         -----        -------        -----
                                                             (Dollars in thousands)
Assets
 Loans                                   $39,152      $ 20,872       $39,429       $25,266       $124,719
 Interest-bearing deposits
   with banks                                 10             0             0            0              10
 Taxable securities                        2,957         2,843         6,569          277          12,646
 Nontaxable securities                       245           535         3,956        4,306           9,042
                                         -------      --------       -------       -------       --------
   Rate-sensitive assets                  42,364        24,250        49,954       29,849         146,417

Liabilities
 Interest-bearing transaction
   accounts                               21,651             0             0            0          21,651
 Savings deposits                          8,766             0             0            0           8,766
 Time deposits                            11,577        32,782        18,534          131          63,024
 Federal funds purchased and
   securities sold under
   agreements to repurchase                7,036             0             0            0           7,036
 Federal Home Loan Bank
   advance                                   633         7,852        15,234        1,028          24,747
 Secured loan borrowings                       0            62         1,104            0           1,166
                                         -------      --------       -------       -------       --------

   Rate-sensitive liabilities             49,663        40,696        34,872        1,159         126,390
                                         -------      --------       -------       -------       --------

Rate-sensitive assets less
 rate-sensitive liabilities

 Asset (liability) gap
   for the period                        $(7,299)     $(16,446)      $15,082       $28,690       $ 20,027
                                         =======      ========       =======       =======       ========

 Cumulative asset
   (liability) gap                       $(7,299)     $(23,745)      $(8,663)      $20,027
                                         =======      ========       =======       =======





 Cumulative rate-
   sensitive assets as a
   percentage of
   cumulative rate-
   sensitive liabilities                   85.30%        73.72%        93.08%       115.85%
                                         =======      ========       =======       =======

                        PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

  EXHIBIT
  NUMBER                       DOCUMENTS
  ------                       ---------

   3.1     Amended and Restated Articles of Incorporation of the
           Registrant. Previously filed as Appendix A to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

   3.2 Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Here incorporated by reference.

   27      Financial Data Schedule.

     2. Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICEONE FINANCIAL SERVICES, INC.




Date NOVEMBER 13, 1997        /S/ JAE M. MAXFIELD
                              Jae M. Maxfield
                              President and Chief Executive Officer




Date NOVEMBER 13, 1997        /S/ THOMAS L. LAMPEN
                              Thomas L. Lampen
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)

                             INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                       DOCUMENTS
     ------                       ---------

      3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as Appendix A to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

      3.2 Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Here incorporated by reference.

      27     Financial Data Schedule.