Form 10-K
period 1997-12-31
1ST COMMUNITY BANCORP INC
filed 1998-03-31
CIK 803164

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                      COMMISSION FILE NUMBER: 1-9202

 CHOICEONE FINANCIAL SERVICES, INC. (FORMERLY 1ST COMMUNITY BANCORP, INC.)
              (Name of Small Business Issuer in its Charter)

          MICHIGAN                                   38-2659066
(State or Other Jurisdiction of             (I.R.S. Employer Identifica-
Incorporation or Organization)               tion No.)

109 EAST DIVISION STREET, SPARTA, MICHIGAN               49345
(Address of Principal Executive Offices)              (Zip Code)

                              (616) 887-7366
              (Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(g) of the Exchange Act:

                   COMMON STOCK, $10 PAR VALUE PER SHARE
                             (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__      No _____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   (  )

State issuer's revenues for its most recent fiscal year. The issuer's revenues for the year ended December 31, 1997 were $14,336,000.

As of February 28, 1998, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $22,120,000. This amount is based on the average of the bid and asked price of $43.25 per share for the registrant's stock as of such date.

As of February 28, 1998, the issuer had outstanding 513,325 shares of Common Stock.

Transitional Small Business Disclosure Format (check one)  Yes _____
No __X__


                    DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5, 6 and 7, incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997.

Part III, Items 9, 10, 11 and 12, incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 30, 1998.

                                  PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only significant asset as of December 31, 1997, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan. Effective August 1, 1997, the Bank acquired all of the outstanding common stock of Alpine Travel, Inc., a travel agency with one location in Walker, Michigan.

The Registrant's business is primarily concentrated in a single industry segment - commercial banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank's consumer loan and residential mortgage loan departments make direct loans to consumers and purchasers of residential property. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently the Bank serves these markets through four full-service offices and one off-premises automated transaction machine. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 78% of total revenues in 1997, 76% in 1996 and 75% in 1995. Interest on investment securities accounted for 9% of total revenues in 1997, 11% in 1996 and 18% in 1995.

COMPETITION

The business of banking is highly competitive. The Bank's competition primarily comes from other financial institutions located within Sparta, Michigan, and the Kent County, Michigan area. There are a number of larger commercial banks in the Bank's primary market area.

The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits, and the fees charged for services) and the convenience and quality of services rendered to customers.


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

The Bank is chartered under state law and is subject to regulation by the Financial Institutions Bureau of the Michigan Department of Consumer and Industry Services. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank became a member of the Federal Home Loan Bank system in March 1993. This provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

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

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws and privacy laws. The instruments of monetary policy of authorities such as the Federal Reserve Board may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994
(the "Riegle-Neal Act") substantially changed the geographic constraints applicable to the banking industry. The Riegle-Neal Act allows bank holding companies to acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. The Riegle-Neal Act also allows banks to establish interstate branch networks through acquisitions of other banks. The establishment of DE NOVO interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by the Riegle-Neal Act only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of certain provisions of the Riegle-Neal Act by enacting appropriate legislation prior to June 1, 1997.

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Financial Institutions Bureau,
(1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3)consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Registrant or the Bank, or where compliance with these provisions will adversely affect a borrower's ability to comply with the terms of loan contracts.


EMPLOYEES

As of February 28, 1998, the Bank employed fifty-three persons on a full-time basis and fifteen persons on a part-time basis. The Insurance Agency employed fourteen persons on a full-time basis and two persons on a part-time basis. The Travel Agency employed two persons on a full-time basis and four persons on a part-time basis. The Registrant's only employees as of the same date were its four executive officers. The Registrant, Bank, Insurance Agency, and Travel Agency believe their relations with their employees are good.


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

INVESTMENT PORTFOLIO

Presented below is the amortized cost of investment securities as of December 31, 1997 and 1996, a schedule of maturities of investment securities as of December 31, 1997, and the weighted average yield of investment securities as of December 31, 1997.

                                                                                                AMORTIZED
                                        1 YEAR     1 YEAR-    5 YEARS-    AFTER       TOTAL      COST AT
                                        OR LESS    5 YEARS    10 YEARS   10 YEARS     <F1>       DEC. 31,
                                        -------    -------     -------    -------     -----        1996
                                           MATURITY DISTRIBUTION AS OF DECEMBER 31, 1997        ---------
                                           ---------------------------------------------

                                                (Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
   Government agencies <F2>             $2,250     $ 6,501     $  513     $   --     $ 9,264     $ 9,700

Obligations of states and
   political subdivisions                  530       4,433        510      1,985       7,458      10,276

Other securities <F3>                       --         261         --         --       2,966       2,859
                                        ------     -------     ------     ------     -------     -------

   Totals                               $2,780     $11,195     $1,023     $1,985     $19,688     $22,835
                                        ======     =======     ======     ======     =======     =======

                                 WEIGHTED AVERAGE INTEREST RATES AS OF DECEMBER 31, 1997
                                 -------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
   Government agencies                    6.17%       6.40%      6.56%       -- %       6.35%

Obligations of states and
    political subdivisions <F4>           8.50        7.85       8.28       8.15        8.00

Other securities                            --        6.10         --         --        7.40
----------------

<F1> This column represents the total of the maturity distribution and the amortized cost at December 31, 1997.



<F2> Maturities of mortgage-backed securities are classified according to their estimated average maturity. Approximately two-thirds of mortgage-backed securities were classified in the 1 year to 5 years category.

<F3> The total column includes securities which have no stated maturity.

<F4> The interest rate is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

The Bank had no holdings of investment securities from any one issuer at December 31, 1997, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Treasury securities and U.S. Government agency securities.


LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following schedule presents the maturities of loans (excluding real estate mortgage loans and installment loans). Also presented are loans over one year in maturity, classified according to the sensitivity to changes in interest rates.

                                                       1 YEAR        1 YEAR-        AFTER
                                                       OR LESS       5 YEARS       5 YEARS       TOTAL
                                                       -------       -------       -------       -----

                                                                    (Dollars in thousands)
LOAN MATURITIES AS OF DECEMBER 31, 1997 <F1>

Commercial                                             $15,366       $21,347       $6,833       $43,546
Agricultural                                             4,088         4,205        1,057         9,350
Real estate - construction                               2,499            --           --         2,499
                                                       -------       -------       ------       -------

   Totals                                              $21,953       $25,552       $7,890       $55,395
                                                       =======       =======       ======       =======

LOAN SENSITIVITY TO CHANGES IN INTEREST RATES AS OF DECEMBER 31, 1997
Loans which have predetermined interest rates                   $17,549       $6,268       $23,817
Loans which have floating or adjustable interest rates            8,003        1,622         9,625
                                                                -------       ------       -------

   Totals                                                       $25,552       $7,890       $33,442
                                                                =======       ======       =======

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

RISK ELEMENTS

The following loans were classified as nonperforming as of December 31:

                                                             1997           1996
                                                           --------      ----------
Loans accounted for on a non-accrual basis                 $753,000      $  288,000
Accruing loans which are contractually past due 90
   days or more as to principal or interest payments        195,000         686,000
Loans not included above which are "troubled debt
   restructurings"                                           27,000          26,000
                                                           --------      ----------
   Totals                                                  $975,000      $1,000,000
                                                           ========      ==========

Interest on the above loans which would have been earned had the loans been in an accrual or performing status was approximately $101,000 and $128,000 for 1997 and 1996, respectively. The interest that was actually recorded when received was approximately $65,000 and $107,000 for 1997 and 1996, respectively. In addition to the above loans, a holding of other real estate of $229,000 was also considered to be nonperforming as of December 31, 1997. There was no nonperforming other real estate as of December 31, 1996.

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.


POTENTIAL PROBLEM LOANS

At December 31, 1997, there were $1,915,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. Approximately $8,000 of the allowance for loan losses had been specifically allocated to these loans at December 31, 1997.


LOAN CONCENTRATIONS

As of December 31, 1997, there was no concentration of loans exceeding 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio listing in Note 6 to the Consolidated Financial Statements incorporated by reference in Item 7 of this report.


OTHER INTEREST-BEARING ASSETS

As of December 31, 1997, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.


SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

                                                                 YEAR ENDED
                                                                 DECEMBER 31,
                                                             --------------------
                                                              1997         1996
                                                             -------      -------

                                                            (Dollars in thousands)
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Balance at beginning of period                               $ 1,487      $ 1,121
                                                             -------      -------

Charge-offs:
  Commercial                                                     199           37
  Agricultural                                                     7          --
  Real estate - construction                                     --           --
  Real estate - mortgage                                           6          --
  Consumer                                                       315          184
                                                             -------      -------

                                                                 527          221
                                                             -------      -------
Recoveries:
  Commercial                                                      13           10
  Agricultural                                                   --            10
  Real estate - construction                                     --           --
  Real estate - mortgage                                         --           --
  Consumer                                                        55           44
                                                             -------      -------

                                                                  68           64
                                                             -------      -------

Net charge-offs                                                  459          157
Additions charged to operations<F1>                              539          523
                                                             -------      -------

Balance at end of period                                     $ 1,567      $ 1,487
                                                             =======      =======

Ratio of net charge-offs during the period to average
   loans outstanding during the period                           .39%         .17%
                                                             =======      =======




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

                                                         ALLOCATION OF THE
                                                     ALLOWANCE FOR LOAN LOSSES
                                                         AS OF DECEMBER 31,
                                            -----------------------------------------------
                                                   1997                      1996
                                            --------------------       --------------------
                                                        PERCENT                    PERCENT
                                                        OF LOANS                   OF LOANS
                                                        IN EACH                    IN EACH
                                            ALLOW-      CATEGORY       ALLOW-      CATEGORY
                                             ANCE       TO TOTAL        ANCE       TO TOTAL
                                            AMOUNT       LOANS         AMOUNT       LOANS
                                            ------      --------       ------      ---------

                                                       (Dollars in thousands)
Commercial                                  $  425        34.08%       $  329        31.52%
Agricultural                                    75         7.32            68         9.09
Real estate - construction                       6         1.96             6         2.01
Real estate - mortgage                         121        34.21           110        33.76
Consumer                                       685        22.43           594        23.62
Unallocated                                    255         N/A            380         N/A
                                            ------       ------        ------       ------

   Totals                                   $1,567       100.00%       $1,487       100.00%
                                            ======       ======        ======       ======

Charge-offs in both commercial and consumer loans increased significantly in 1997 compared to 1996. Approximately $155,000 of the commercial increase in 1997 resulted from one loan customer. The consumer loan increase was due to a higher level of indirect auto loan charge-offs in 1997 than in 1996. Management believes this is a result of a higher level of personal bankruptcies in 1997 than in the prior year as well as a larger balance of indirect auto loans in the consumer loans portfolio. Charge-offs and recoveries did not change significantly in 1996 as compared to 1995.

The increases from the end of 1996 to the end of 1997 in the allowance for loan losses allocated to both commercial and consumer loans was believed prudent by management. This was based on the higher level of charge-offs experienced in these two loan categories in 1997 than in the prior year. There were no significant allocation changes from the end of 1995 to the end of 1996.


DEPOSITS

The following schedule presents daily average balances and the average interest rate paid by the deposit category for 1997 and 1996. It also presents the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1997.

                                                     DAILY                    AVERAGE
                                               AVERAGE BALANCES              RATE PAID
                                            ----------------------        ----------------
                                              1997          1996          1997        1996
                                            --------       -------        ----        ----

                                                          (Dollars in thousands)
AVERAGE BALANCES AND RATES

Demand deposits                             $ 11,479       $11,010         -- %        -- %
Interest-bearing
   transaction accounts                       22,242        24,711        3.23        3.23
Savings deposits                               8,836         9,363        1.83        1.86
Time deposits                                 58,258        50,126        5.83        5.88
                                            --------       -------

   Total deposits                           $100,815       $95,210
                                            ========       =======








MATURITIES OF TIME CERTIFICATES
   OF DEPOSIT ISSUED IN
   DENOMINATIONS OF
   $100,000 OR MORE

Maturities of 3 months or less              $  2,899

Maturities over 3 months
through 6 months                               5,013

Maturities over 6 months
through 12 months                              3,392

Maturities over 12 months                      3,447
                                            --------

   Total                                    $ 14,751
                                            ========

RETURN ON EQUITY AND ASSETS

The following schedule presents the ratios indicated for 1997, 1996 and 1995.

                                                             YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                         1997        1996        1995
                                                        ------      ------      ------
Return on assets (net income divided by average
   total assets)                                         1.17%       1.38%       1.36%

Return on equity (net income divided by average
   equity)                                              11.58       12.00       11.09

Dividend payout ratio (dividends declared per
   share divided by net income per share)               45.08       39.12       37.64

Equity to assets ratio (average equity divided
   by average total assets)                             10.09       11.47       12.27

SHORT-TERM BORROWINGS

There were no categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 1997 or 1996.

ITEM 2.   DESCRIPTION OF PROPERTY.

The offices of the Bank, Insurance Agency, and Travel Agency as of February 28, 1998, were as follows:

Registrant's and Bank's main office
     109 East Division, Sparta, Michigan
     Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office and Insurance Agency's main office
     416 and 440 West Division, Sparta, Michigan
     Office is owned by the Bank. Office comprises 7,000 square feet, of which 3,000 feet are occupied by the Bank and 4,000 feet are occupied by the Insurance Agency.

Bank's branch office and Insurance Agency's branch office
     4170 Seventeen Mile Road, Cedar Springs, Michigan
     Office is owned by the Bank. Office comprises 3,000 square feet, of which 2,000 feet are occupied by the Bank and 1,000 feet are occupied by the Insurance Agency.

Bank's branch office and Insurance Agency's branch office
     4949 Plainfield Avenue, NE, Grand Rapids, Michigan
     Office is leased by the Bank and the Insurance Agency. Approximately 3,000 square feet are occupied by the Bank and 3,000 feet are occupied by the Insurance Agency.

Travel Agency's main office
     3527 Alpine Avenue, NW, Grand Rapids, Michigan
     Office is leased by the Travel Agency and comprises 2,000 square feet.

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 28, 1998. The Registrant, Bank, Insurance Agency, and Travel Agency believe that their offices are suitable and adequate for their future needs and are in good condition and repair. The Registrant's management believes the offices are adequately covered by insurance.

As part of its business, the Bank generates all types of mortgages. The Bank generally does not purchase mortgages as part of its business.


ITEM 3.   LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject, except for proceedings which arose in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                  PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The information under the caption "Common Stock Information" on page A-1 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages A-23 through A-31, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages A-3 through A-22, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                 PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the
Registrant's Definitive Proxy Statement for the Annual Meeting of
Shareholders to be held April 30, 1998, is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information under the caption "Compensation of Executive Officers and Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998, is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the caption "Voting Securities" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998, is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the caption "Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 1998, is incorporated herein by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

1.   EXHIBITS

The following exhibits are filed as part of this report:

 EXHIBIT                        DOCUMENTS
 -------                        ---------
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

   4. Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis.

  10.1 Employment Agreement With Jae M. Maxfield.<F1> Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

  10.2      Employment Agreement With Lawrence D. Bradford.<F1>
            Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.


  10.3 Executive Stock Incentive Plan of 1997.<F1> Previously filed as Appendix B to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

   13       Annual Report to Shareholders for the year ended December 31,
            1997.

   21       Subsidiaries of the Registrant.

   24       Powers of Attorney.

   27.1     Financial Data Schedule for Year Ended December 31, 1997.

   27.2     Restated Financial Data Schedule for Quarter Ended September 30,
            1997.

   27.3     Restated Financial Data Schedule for Quarter Ended June 30, 1997.
-------------------
[FN]
<F1> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.

Copies of any exhibits will be furnished to shareholders without charge upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.


2.   REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of the period covered by this report.

                                SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ChoiceOne Financial Services, Inc.

                    /S/ JAE M. MAXFIELD                      March 11, 1998
                        Jae M. Maxfield
                    President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ JAE M. MAXFIELD           President and Chief Executive     March 11, 1998
    Jae M. Maxfield           Officer and Director
                              (Principal Executive Officer)


*/S/ FRANK G. BERRIS           Director                         March 11, 1998
     Frank G. Berris

*/S/ LAWRENCE D. BRADFORD      Director                         March 11, 1998
     Lawrence D. Bradford

*/S/ WILLIAM F. CUTLER, JR.    Director                         March 11, 1998
     William F. Cutler, Jr.

*/S/ LEWIS G. EMMONS           Director                         March 11, 1998
     Lewis G. Emmons

*/S/ L. EDMOND EARY, JR., M.D. Chairman of the Board            March 11, 1998
     L. Edmond Eary, Jr., M.D. and Director

*/S/ STUART GOODFELLOW         Director                         March 11, 1998
     Stuart Goodfellow

*/S/ JON E. PIKE               Director                         March 11, 1998
     Jon E. Pike

*/S/ LINDA R. PITSCH           Secretary and Director           March 11, 1998
     Linda R. Pitsch

*/S/ ANDREW W. ZAMIARA         Director                         March 11, 1998
     Andrew W. Zamiara

*/S/ THOMAS L. LAMPEN          Treasurer (Principal Financial   March 11, 1998
     Thomas L. Lampen          and Accounting Officer)


*By /S/ JAE M. MAXFIELD
        Jae M. Maxfield
        ATTORNEY-IN-FACT

                                  EXHIBIT INDEX

 EXHIBIT                        DOCUMENTS
 -------                        ---------
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

   4. Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis.

  10.1 Employment Agreement With Jae M. Maxfield.<F1> Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

  10.2      Employment Agreement With Lawrence D. Bradford.<F1>
            Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.


  10.3 Executive Stock Incentive Plan of 1997.<1> Previously filed as Appendix B to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

   13       Annual Report to Shareholders for the year ended December 31,
            1997.

   21       Subsidiaries of the Registrant.

   24       Powers of Attorney.

   27.1     Financial Data Schedule for Year Ended December 31, 1997.

   27.2     Restated Financial Data Schedule for Quarter Ended September 30,
            1997.

   27.3     Restated Financial Data Schedule for Quarter Ended June 30, 1997.
-------------------

[FN]
<F1> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.