Form 10QSB
period 1998-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 1998-05-15
CIK 803164

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

As of April 30, 1998, the Registrant had outstanding 538,745 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes  ____   No _X__

                       PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                     ChoiceOne Financial Services, Inc.

                        CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,          DECEMBER 31,
                                                                          1998                 1997
                                                                   ----------------     ----------------

ASSETS
   Cash and due from banks                                         $      4,858,000     $      3,769,000
   Federal funds sold                                                       100,000                    0
   Securities available for sale                                         21,464,000           19,942,000
   Loans, net                                                           124,538,000          126,209,000
   Premises and equipment, net                                            3,686,000            3,663,000
   Other assets                                                           2,569,000            2,746,000
                                                                   ----------------     ----------------

      Total assets                                                 $    157,215,000     $    156,329,000
                                                                   ================     ================





















See accompanying notes to consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                                                                         MARCH 31,          DECEMBER 31,
                                                                           1998                1997
                                                                   ----------------     ----------------

LIABILITIES
   Deposits - noninterest bearing                                  $     13,203,000     $     13,464,000
   Deposits - interest bearing                                           97,270,000           94,028,000
   Federal funds purchased and repurchase agreements                      2,143,000            2,060,000
   Federal Home Loan Bank advances                                       26,156,000           26,114,000
   Secured loan borrowings                                                  823,000              878,000
   Other liabilities                                                      1,799,000            4,248,000
                                                                   ----------------     ----------------

      Total liabilities                                                 141,394,000          140,792,000

SHAREHOLDERS' EQUITY
   Preferred stock; shares authorized: 100,000; shares
      outstanding: none                                                           0                    0
   Common stock and paid-in capital, no par value;
      shares authorized: 1,000,000; shares outstanding:
      538,745 at March 31, 1998 and 537,015 at
      December 31, 1997                                                  12,445,000           12,375,000
   Retained earnings                                                      3,229,000            2,994,000
   Unrealized gains and losses on securities                                147,000              168,000
                                                                   ----------------     ----------------
      Total shareholders' equity                                         15,821,000           15,537,000
                                                                   ----------------     ----------------
      Total liabilities and shareholders' equity                   $    157,215,000     $    156,329,000
                                                                   ================     ================










See accompanying notes to consolidated financial statements.

                               ChoiceOne Financial Services, Inc.

                               CONSOLIDATED STATEMENTS OF INCOME

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                             -------------------------------
                                                                                  1998              1997
                                                                             -------------    --------------
INTEREST INCOME
   Loans, including fees                                                     $   3,061,000    $    2,562,000
   Securities
      Taxable                                                                      190,000           217,000
      Nontaxable                                                                   102,000           128,000
   Other                                                                             3,000                 0
                                                                             -------------    --------------

         Total interest income                                                   3,356,000         2,907,000

INTEREST EXPENSE
   Deposits                                                                      1,173,000           947,000
   Federal Home Loan Bank
      advances                                                                     419,000           396,000
   Other                                                                            53,000            80,000
                                                                             -------------    --------------
         Total interest expense                                                  1,645,000         1,423,000
                                                                             -------------    --------------
NET INTEREST INCOME                                                              1,711,000         1,484,000
PROVISION FOR LOAN LOSSES                                                          275,000           158,000
                                                                             -------------    --------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                     1,436,000         1,326,000

NONINTEREST INCOME
   Customer service fees                                                           120,000           104,000
   Insurance commission income                                                     219,000           225,000
   Mortgage loan sales
      and servicing                                                                110,000            19,000
   Other income                                                                     95,000            42,000
                                                                             -------------    --------------
         Total noninterest income                                                  544,000           390,000

NONINTEREST EXPENSE
   Salaries and benefits                                                           762,000           623,000





   Occupancy expense                                                               222,000           186,000
   Other expense                                                                   373,000           362,000
                                                                             -------------    --------------
         Total noninterest expense                                               1,357,000         1,171,000
                                                                             -------------    --------------
INCOME BEFORE INCOME TAX                                                           623,000           545,000
INCOME TAX EXPENSE                                                                 183,000           143,000
                                                                             -------------    --------------
NET INCOME                                                                   $     440,000    $      402,000
                                                                             =============    ==============
BASIC EARNINGS PER SHARE AND EARNINGS
   PER COMMON SHARE ASSUMING DILUTION                                        $         .82    $          .75
                                                                             =============    ==============


































See accompanying notes to consolidated financial statements.

                               ChoiceOne Financial Services, Inc.

                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -------------------------------
                                                                                   1998            1997
                                                                             -------------    --------------
Net income                                                                   $     440,000    $      402,000

Other comprehensive income, net of tax
   Change in unrealized gains and losses on securities                             (21,000)         (113,000)
                                                                             -------------    --------------

Comprehensive income                                                         $     419,000    $      289,000
                                                                             =============    ==============


























See accompanying notes to consolidated financial statements.

                               ChoiceOne Financial Services, Inc.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                         ----------------------------------
                                                                               1998                1997
                                                                         --------------     ---------------
Cash flows from operating activities:
   Net income                                                            $      440,000     $      402,000
   Reconciling items:
      Net amortization on securities                                             35,000             18,000
      Net gain on sales of loans                                                (86,000)            (3,000)
      Loans originated for sale                                              (5,689,000)          (441,000)
      Proceeds from loan sales                                                6,389,000            287,000
      Provision for loan losses                                                 275,000            158,000
      Depreciation                                                               93,000             79,000
      Other non-cash charges and credits                                        (27,000)             2,000
      Deferred income tax expense/(benefit)                                       6,000            (20,000)
      Changes in:
         Interest receivable and other assets                                   182,000           (316,000)
         Interest payable and other liabilities                              (2,450,000)          (238,000)
                                                                         --------------     --------------

            Net cash used in operating activities                              (832,000)           (72,000)

Cash flows from investing activities:
   Securities available for sale:
      Purchases                                                              (2,108,000)          (518,000)
      Principal payments                                                        519,000            614,000
   Net change in loans                                                         (702,000)        (3,377,000)
   Loans sold                                                                 1,511,000          1,390,000
   Premises and equipment expenditures, net                                    (116,000)          (636,000)
                                                                         --------------     --------------
            Net cash used in investing activities                              (896,000)        (2,527,000)

Cash flows from financing activities:
   Net change in deposits                                                     2,981,000         (2,390,000)
   Increase in federal funds purchased and repurchase
      agreements                                                                 83,000          3,261,000
   Proceeds from Federal Home Loan Bank advances                              3,500,000                  0
   Payments on Federal Home Loan Bank advances                               (3,458,000)                 0
   Payments on secured loan borrowings                                          (54,000)                 0




   Sale of common stock                                                          80,000                  0
   Cash dividends and fractional shares from stock dividends                   (215,000)          (169,000)
                                                                         --------------     --------------
            Net cash from financing activities                                2,917,000            702,000
                                                                         --------------     --------------
Net change in cash and cash equivalents                                       1,189,000         (1,897,000)
Beginning cash and cash equivalents                                           3,769,000          4,952,000
                                                                         --------------     --------------
Ending cash and cash equivalents                                         $    4,958,000     $    3,055,000
                                                                         ==============     ==============
Cash paid for interest                                                   $    1,619,000     $    1,416,000
Cash paid for income taxes                                                      100,000            170,000
Loans transferred to other real estate                                                0             50,000


































See accompanying notes to the consolidated financial statements.

                              ChoiceOne Financial Services, Inc.

                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and Alpine Travel, Inc. (the "Travel Agency") after elimination of significant intercompany transactions and accounts. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and
Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997, the Consolidated Statements of Income for the three-month periods ended March 31, 1998 and March 31, 1997, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1998 and March 31, 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

A 5% stock dividend was declared on February 11, 1998. The stock dividend was paid on March 31, 1998 to shareholders of record on March 16, 1998. The Registrant also declared a two-for-one stock split on February 11, 1998. The stock split will be paid on May 22, 1998 to shareholders of record on April 30, 1998. Approximately 1,882 shares of common stock were sold by the Registrant to the Bank's 401(k) savings and retirement plan on March 16, 1998. A 6% stock dividend was declared by the Registrant on April 16, 1997. The stock dividend was paid on May 16, 1997 to shareholders of record on April 29, 1997.
                                      -9-

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 6% stock dividend declared in April 1997, the 5% stock dividend declared in February 1998, and the sale of stock in March 1998. The weighted average number of shares outstanding was 537,015 for the first quarter of 1998 and 537,256 for the first quarter of 1997.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the 6% stock dividend declared in April 1997 and the 5% stock dividend declared in February 1998. The number of shares outstanding was 538,991 for the cash dividend paid in the first quarter of 1998 and 537,256 for the first quarter of 1997.

COMPREHENSIVE INCOME

The Registrant implemented Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Statement No. 130 requires that comprehensive income be reported for all accounting periods. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreign currency translation adjustments, and additional minimum pension liability adjustments. The change in unrealized gains and losses on securities available for sale is the only item of comprehensive income that the Registrant has at this time.

NOTE 2 - SECURITIES

Amortized cost and fair value of securities as of March 31, 1998 and December 31, 1997 follows:

                                         AMORTIZED         UNREALIZED       UNREALIZED              FAIR
                                            COST             GAINS             LOSSES               VALUE
                                      ---------------     -----------      ------------     ----------------
SECURITIES AVAILABLE FOR SALE

MARCH 31, 1998
U.S. Treasuries and
   U.S. Government agencies           $     3,256,000     $     7,000      $     (1,000)    $     3,262,000
States and municipalities                   7,947,000         251,000            (3,000)          8,195,000
Mortgage-backed securities                  7,075,000          37,000           (71,000)          7,041,000
Other securities                            2,965,000           1,000                 0           2,966,000
                                      ---------------     -----------      ------------     ---------------

   Total                              $    21,243,000     $   296,000      $    (75,000)    $    21,464,000
                                      ===============     ===========      ============     ===============
                                      -10-

DECEMBER 31, 1997
U.S. Treasuries and
   U.S. Government agencies           $     3,259,000     $     7,000      $     (2,000)    $     3,264,000
States and municipalities                   7,458,000         232,000            (4,000)          7,686,000
Mortgage-backed securities                  6,005,000          32,000           (12,000)          6,025,000
Other securities                            2,966,000           1,000                 0           2,967,000
                                      ---------------     -----------      ------------     ---------------
   Total                              $    19,688,000     $   272,000      $    (18,000)    $    19,942,000
                                      ===============     ===========      ============     ===============



There were no securities classified as held to maturity as of March 31, 1998 or December 31, 1997.

There were no sales of securities for the three months ended March 31, 1998 and 1997.

For the three months ended March 31, 1998, the net unrealized holding gain on securities available for sale decreased by $32,000 resulting in a net unrealized gain of $222,000 on securities available for sale as of March 31, 1998, before any deferred tax effect.

The fair values of securities pledged as collateral at March 31, 1998 and December 31, 1997 were as follows:

                                                                           MARCH 31,        DECEMBER 31,
                                                                             1998                1997
                                                                      --------------        --------------
Securities sold under agreements to repurchase                        $    2,257,000        $    2,259,000
Public deposits                                                              505,000               505,000
                                                                      --------------        --------------

Total                                                                 $    2,762,000        $    2,764,000
                                                                      ==============        ==============

NOTE 3 - LOANS

Loans at March 31, 1998 and December 31, 1997 were classified as follows:

                                                                     MARCH 31,            DECEMBER 31,
                                                                       1998                   1997
                                                                 ----------------      ----------------
Commercial                                                       $     43,443,000      $     43,546,000
Agricultural                                                            9,026,000             9,350,000
Real estate mortgage - construction                                     1,724,000             2,499,000
Real estate mortgage - residential                                     43,107,000            43,715,000
Consumer                                                               28,858,000            28,666,000
                                                                 ----------------      ----------------
Total loans before allowance for loan losses                          126,158,000           127,776,000
Less allowance for loan losses                                          1,620,000             1,567,000
                                                                 ----------------      ----------------
Loans, net                                                       $    124,538,000      $    126,209,000
                                                                 ================      ================




Loans pledged for borrowings at March 31, 1998 and December 31, 1997 were as follows:

Residential real estate mortgages pledged for
   Federal Home Loan Bank advances                               $     37,615,000      $     39,505,000
Commercial loans pledged for secured loan borrowings                      823,000               878,000
                                                                 ----------------      ----------------

Total                                                            $     38,438,000      $     40,383,000
                                                                 ================      ================




Loans held for sale included $100,000 of residential real estate mortgage loans at March 31, 1998. Loans held for sale were accounted for at the lower of aggregate cost or market value.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                       1998                  1997
                                                                   --------------       ---------------

Balance at beginning of period                                     $    1,567,000       $    1,487,000

Provision charged to operating expense                                    275,000              158,000
Recoveries credited to the allowance                                       22,000               15,000
Loans charged-off                                                        (244,000)           (114,000)
                                                                   --------------       --------------
Balance at end of period                                           $    1,620,000       $    1,546,000
                                                                   ==============       ==============



Information regarding impaired loans as of March 31, 1998 and December 31, 1997 follows:

                                                                       MARCH 31,         DECEMBER 31,
                                                                        1998                1997
                                                                   -------------        ------------

Loans with no allowance allocated                                  $   2,305,000        $    780,000
Loans with allowance allocated                                           535,000             152,000
Amount of allowance for loan losses allocated                            153,000              86,000


Information regarding impaired loans for the three months ended March 31, 1998 and 1997 follows:

                                                                         1998               1997
                                                                   ------------         ------------

Average balance during the period                                  $  1,886,000         $    715,000
Interest income recognized thereon                                       68,000               10,000
Cash-basis interest income recognized                                    57,000                5,000


NOTE 5 - CERTIFICATES OF DEPOSIT

As of March 31, 1998, certificates of deposit included $6,638,000 obtained from a national time deposit rate service. The weighted average interest rate on these deposits was 6.35%. Approximately $5,844,000 of the deposits had maturities of one year or less, while the remainder had a maximum maturity of two years.


NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1998 and 1997 was as follows:

                                                                         1998                     1997
                                                                   --------------        ---------------

Supplies and postage                                               $       65,000        $       56,000
Legal and professional                                                     40,000                42,000
Computer processing                                                        36,000                38,000
State single business tax expense                                          29,000                11,000
Advertising and marketing                                                  27,000                18,000
Training and seminars                                                      14,000                28,000
Other                                                                     162,000               169,000
                                                                   --------------        --------------
   Total                                                           $      373,000        $      362,000
                                                                   ==============        ==============

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the three months ended March 31, 1998 and 1997 were as follows:

                                                                          1998                  1997
                                                                     ------------        -------------
Current income tax expense                                           $    177,000         $    163,000
Deferred income tax expense                                                15,000               38,000
                                                                     ------------         ------------
   Total expense attributable to operations                               192,000              201,000

Deferred expense allocated to other comprehensive
   income items:
   Unrealized gains and losses on securities                               (9,000)             (58,000)
                                                                     ------------         ------------
   Total income tax expense                                          $    183,000         $    143,000
                                                                     ============         ============


The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at March 31, 1998 and December 31, 1997 were as follows:

                                                                     MARCH 31,          DECEMBER 31,
                                                                       1998                 1997
                                                                   ------------         ------------
Deferred tax assets:
   Allowance for loan losses                                       $    446,000         $    428,000
   Deferred compensation                                                 57,000               59,000
   Postretirement benefits obligation                                    48,000               46,000
   Deferred loan fees                                                    36,000               39,000
   Other                                                                 78,000               79,000
                                                                   ------------         ------------
      Total deferred tax assets                                         665,000              651,000






Deferred tax liabilities:
   Depreciation                                                         215,000              215,000
   Unrealized appreciation on securities available
      for sale                                                           75,000               86,000
   Other                                                                 48,000               28,000
                                                                   ------------         ------------
      Total deferred tax liabilities                                    338,000              329,000
                                                                   ------------         ------------
      Net deferred tax asset                                       $    327,000         $    322,000
                                                                   ============         ============




A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at March 31, 1998 or December 31, 1997.


NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
         RISK

Noninterest-bearing deposits totaling approximately $3,493,000 were held at NBD Bank, N.A. at March 31, 1998.

As of March 31, 1998, the Registrant had outstanding commitments to make loans totaling $15,741,000, the majority of which have variable interest rates. The Registrant had issued approximately $3,516,000 in unused lines of credit and $33,000 in letters of credit at March 31, 1998.


NOTE 9 - STOCK SPLIT

On February 11, 1998, the Registrant's Board of Directors declared a conditional two-for-one stock split. The stock split, to be effected in the form of a share dividend, will cause one additional share of common stock to be issued for each share outstanding. The stock split will be payable to shareholders of record as of April 30, 1998 and will be paid on May 22, 1998. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 30, 1998 annual meeting of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the authorized common stock of the Registrant from 1,000,000 shares to 2,000,000 shares.

The amendment was approved by a vote of the shareholders at the annual meeting. Therefore, the condition for payment of the stock split has been satisfied.

Earnings per share amounts, after giving retroactive effect to the two-for-one stock split on a pro forma basis, are presented below. Because the ex-dividend date of the stock split is May 25, 1998, financial information contained elsewhere in these financial statements has not been adjusted to reflect the impact of the stock split.

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     -----------------
                                                                                     1998         1997
                                                                                     ----         ----
Earnings per common share (pro forma)                                                $.41         $.37

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("future factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Future factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $38,000 or 9% in the first quarter of 1998 compared to the same period in 1997. The increase in net income was due to higher net interest income and noninterest income, the effect of which was offset by growth in the provision for loan losses and noninterest expense.

Comprehensive income is a new disclosure that appears in the Consolidated Statements of Income. Net income is adjusted by other comprehensive income to arrive at comprehensive income. In the Registrant's case, other comprehensive income includes only the change in unrealized gains and losses on securities. This change was previously disclosed only in the Consolidated Statement of Changes in Shareholders' Equity.

The majority of the increase in net interest income in 1998 was caused by growth in average interest-earning assets. A larger spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities also contributed to growth in net interest income. The change in noninterest income was primarily caused by a significant increase in mortgage loan sales and servicing income. Gains on sales of mortgages were higher in 1998 due to a larger amount of mortgage refinancing occurring in the first quarter of 1998 than in the prior year. The increase in the provision for loan losses was due to a higher level of loan chargeoffs in 1998 than in 1997. The change in noninterest expense was primarily due to higher salaries and benefits in the first quarter of 1998 than in the same period in 1997. Almost one-half of the increase in salaries and benefits resulted from commissions paid to commission-based personnel.

The return on average assets was 1.13% for the first three months of 1998, compared to 1.15% for the same period in 1997. The return on average shareholders' equity was 11.36% for the first quarter of 1998, compared to 11.17% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the first quarter of 1998 were $205,000, or $.38 per common share, which represents a $.07 per share or 23% increase compared to the dividend paid in the same period of the prior year. The cash dividend payout percentage in the first three months of 1998 was 46.69%, compared to 42.05% in the same period of 1997. The Registrant declared a 6% stock dividend on April 16, 1997, a 5% stock dividend on February 11, 1998 and a two-for-one stock split on February 11, 1998. The stock dividends were paid on May 16, 1997 and March 31, 1998, respectively. The two-for-one stock split will be paid on May 22, 1998. The cash dividend per share amounts for both 1998 and 1997 have been adjusted for the effect of the stock dividends.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 1998 and March 31, 1997. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

                                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                   ------------------------------------------------------------------------------
                                                                     1998                                        1997
                                                   ------------------------------------        ----------------------------------
                                                   AVERAGE                     AVERAGE         AVERAGE                    AVERAGE
                                                   BALANCE      INTEREST         RATE          BALANCE        INTEREST      RATE
                                                   -------      --------       -------         -------        --------    -------
                                                                             (Dollars in Thousands)
Assets
   Loans <F1>                                     $  126,382   $   3,067        9.71%         $   110,123     $  2,570     9.33%
   Taxable securities <F2>                            13,272         190        5.75               13,134          216     6.57
   Nontaxable securities <F1><F2>                      7,926         154        8.04                9,817          194     7.90
   Other                                                 319           3        3.76                   90            1     4.44
                                                  ----------   ---------                      -----------     --------
      Interest-earning assets                        147,899       3,414        9.23              133,164        2,981     8.95
                                                               ---------                                      --------
   Noninterest-earning assets                          9,397                                        7,710
                                                  ----------                                  -----------
      Total assets                                $  157,296                                  $   140,874
                                                  ==========                                  ===========
Liabilities and shareholders' equity
   Interest-bearing transaction
      accounts                                    $   22,694         190        3.35          $    22,754          183     3.21
   Savings deposits                                    8,139          37        1.82                9,118           42     1.84
   Time deposits                                      64,923         946        5.83               50,595          722     5.70
   Federal Home Loan Bank advances                    26,697         419        6.28               25,200          396     6.28
   Other                                               3,563          53        5.95                6,019           80     5.31
                                                  ----------   ---------                      -----------     --------
      Interest-bearing liabilities                   126,016       1,645        5.22              113,686        1,423     5.00
                                                               ---------        ----                          --------
   Demand deposits                                    12,460                                       10,793
   Other noninterest-bearing liabilities               3,118                                        1,775
   Shareholders' equity                               15,702                                       14,620
                                                  ----------                                  -----------
     Total liabilities and
        shareholders' equity                      $  157,296                                  $   140,874
                                                  ==========                                  ===========
Net interest income (tax-equivalent
   basis) - interest spread                                        1,769        4.01%                            1,558     3.95%
                                                                                ====                                       ====
Tax equivalent adjustment <F1>                                       (58)                                          (74)
                                                               ---------                                      --------

Net interest income                                            $   1,711                                      $  1,484
                                                               =========                                      ========
Net interest income as a percentage
   of earning assets (tax-equivalent
   basis)                                                                       4.78%                                      4.67%
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

Table 2 - Changes in Tax Equivalent Net Interest Income

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                               1998 OVER 1997
                                                                               --------------
                                                                TOTAL           VOLUME           RATE
                                                                -----           ------           ----
                                                                      (Dollars in Thousands)
Increase (decrease) in interest income <F1>
   Loans <F2>                                                 $     497        $    390         $    107
   Taxable securities                                               (26)              1              (27)
   Nontaxable securities <F2>                                       (40)            (43)               3
   Other                                                              2               2                0
                                                              ---------        --------         --------

      Net change in tax-equivalent income                           433             350               83

Increase (decrease) in interest expense <F1>
   Interest-bearing transaction accounts                              7              (1)               8
   Savings deposits                                                  (5)             (5)               0
   Time deposits                                                    224             207               17
   Federal Home Loan Bank advances                                   23              23                0
   Other                                                            (27)            (36)               9
                                                              ---------        --------         --------
      Net change in interest expense                                222             188               34
                                                              ---------        --------         --------
      Net change in tax-equivalent
         net interest income                                  $     211        $    162         $     49
                                                              =========        ========         ========

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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $211,000 in the first three months of 1998 compared to the same period of 1997. The majority of the increase resulted from growth in the Registrant's loan portfolio from the first quarter of 1997 to the first quarter of 1998. A smaller portion of the increase in net interest income was due to a widening of the Registrant's interest rate spread. Average loans increased $16,259,000 from the first quarter of 1997 to the same period in 1998. This growth caused interest income from loans to be $390,000 higher in the first quarter of 1998. The average balance of nontaxable securities was $1,891,000 lower in the first quarter of 1998 than in 1997. This was caused by sales of nontaxable securities in the fourth quarter of 1997. The other interest-earning asset categories experienced small differences between 1998 and 1997.

Time deposits was the only interest-bearing liability category that experienced a significant change from the first quarter of 1997 to the same period in 1998. The average balance of time deposits increased $14,328,000 from 1997 to 1998. Almost $6,667,000, or just under one-half of the increase, was caused by deposits obtained from a national rate service. The Bank began using the national rate service in the second quarter of 1997. The remainder of the growth was obtained from customers within the Bank's local market areas. The decrease in other interest-bearing liabilities was due to a lower average balance of federal funds purchased in the first quarter of 1998 than in the same period in 1997.

Table 1 shows that the net interest income spread was 4.01% for the first three months of 1998, compared to 3.95% for the same period of the prior year. The increase in the net interest income spread was caused by a 28-basis-point increase in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up 22 basis points. The increase in the average rate earned on interest-earning assets was caused by a 38-basis-point increase in the average rate earned on loans. Approximately 21 basis points of the loan increase was caused by a $64,000 increase in loan fees in the first quarter of 1998 compared to the same period in 1997. The growth in loan fees was caused by the high level of mortgage refinancings that occurred in the first quarter of 1998. The Registrant's management believes that the level of mortgage refinancings will decline in the remainder of 1998 and will cause loan fees to have a lesser impact in the rest of 1998 than they did in the first quarter. Therefore, management anticipates that the average rate earned on interest-bearing assets may decrease somewhat in the rest of 1998. The increase in the average rate paid on interest-bearing liabilities was attributable to the higher average rates paid on interest-bearing transaction accounts and time deposits.

Both account types were affected by the competitive interest rate environment that existed in the Bank's market areas.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $53,000 from December 31, 1997 to March 31, 1998. The allowance was 1.28% of total loans at March 31, 1998, compared to 1.23% at December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans was 196% as of March 31, 1998, compared to 130% as of the end of 1997. The provision for loan losses was $117,000 higher in the first three months of 1998 than in the same period of 1997. The increase in the provision was due to the funding for higher net chargeoffs experienced in 1998 than in the prior year.

Chargeoffs and recoveries for those loan categories with activity in the periods ended March 31, 1998 and 1997 were as follows:

                                                 1998                                  1997
                                                 ----                                  ----
                                     CHARGEOFFS        RECOVERIES          CHARGEOFFS        RECOVERIES
                                     ----------        ----------          ----------        ----------
Commercial                          $  119,000         $   1,000           $   20,000         $        0
Real estate mortgage -
    residential                              0                 0                5,000                  0
Consumer                               125,000            21,000               89,000             15,000
                                    ----------         ---------           ----------         ----------

                                    $  244,000         $  22,000           $  114,000         $   15,000
                                    ==========         =========           ==========         ==========


The increase in commercial loan chargeoffs was due to a chargeoff on one commercial loan. The increase in consumer loan chargeoffs resulted from a combination of small chargeoffs. The amount of chargeoffs that the Bank will experience in the remainder of 1998 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As growth in the loan portfolio occurs, management believes chargeoffs may increase as a result of the higher total balance of loans. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1998, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

NONINTEREST INCOME

Total noninterest income increased $154,000 in the first quarter of 1998 compared to the same period in 1997. Approximately $91,000 of the increase resulted from a higher level of mortgage loan sales and servicing income. Gains on sales of mortgage loans increased significantly in 1998 due to the high level of mortgage refinancing that occurred. This was caused by relatively low long-term interest rates in late 1997 and early 1998. The amount of mortgage applications had started to decrease by March 1998. Management anticipates that the level of refinancings will decrease in the second quarter of 1998 and that resultant gains on sales of mortgage loans will also decrease from the level experienced in 1998's first quarter. The increase in other noninterest income from the first quarter of 1997 to the same period in 1998 was primarily due to commission income from the Travel Agency.

NONINTEREST EXPENSE

Total noninterest expense increased $186,000 in the first quarter of 1998 compared to the same quarter in 1997. Approximately $139,000 of the increase resulted from higher salaries and benefits expense. An increase of $108,000 in salaries, wages and commissions expense comprised the majority of the salaries and benefits increase. Travel Agency salaries and wages and increases in commissions paid to mortgage originators made up slightly more than one-half of the growth in salaries, wages and commissions. The increase in salaries and wages due to the Travel Agency is expected to continue through the third quarter of 1998 since the Bank did not purchase the Travel Agency until August 1, 1997. The increase in commissions paid to mortgage originators may decrease in the second quarter of 1998 as mortgage activity is expected to slow. Approximately $36,000 of the increase in total noninterest expense in the first quarter of 1998 was caused by higher occupancy expense. This was due to the new building housing the Bank and Insurance Agency's Cedar Springs office which opened in the second quarter of 1997 and the expanded building which contains the Grand Rapids office. A higher level of expenses from these offices is expected to continue through the remainder of 1998.

The Bank currently plans to open two new offices later in 1998. Anticipated expenses related to these new offices would also cause increases in noninterest expense.

SECURITIES

The balance of total securities increased $1,522,000 from December 31, 1997 to March 31, 1998. Growth was experienced in two categories: securities issued by states and municipalities and mortgage-backed securities. The purchases in the first quarter of 1998 served to replace those securities that matured since the end of 1997 and those that were sold in the fourth quarter of 1997. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first quarter of 1998 and plans to continue to do so in the remainder of 1998. The securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

LOANS

Total loans decreased $1,618,000 in the first quarter of 1998. The total of the two real estate mortgage categories declined $1,383,000 since the end of 1997. The mortgage decrease resulted from the level of mortgage activity experienced in the first quarter of 1998. The majority of borrowers who refinanced their mortgages obtained 15 to 30 year fixed rate mortgages. The Bank did not retain this type of mortgage in its portfolio and instead sold them into the secondary market. Since some of the mortgages that were refinanced had previously been in the Bank's loan portfolio, the refinancing of the mortgages and subsequent sale caused the decrease that occurred in the mortgage portfolio. There was little change in the other loan categories. The Bank's management believes that competition with other lenders in the Bank's market areas caused the lack of growth that was experienced in commercial, agricultural and consumer loans.

Loan growth in the remainder of 1998 will continue to be affected by interest rates and by competition within the Bank's market areas. Management anticipates that interest rate competition for commercial and agricultural loans will continue to be very strong. Management is reviewing its pricing structure to make sure that its rates are competitive. The continued use of the officer calling program is planned. The Bank's mortgage department believes that the level of mortgage refinancings will decline from 1998's first quarter level. They expect their attention to be more focused on new mortgages and plan to continue to call on realtors and other mortgage professionals. In the consumer loan area, management plans to use direct mail advertising and referrals from other departments within the Bank to stimulate demand for direct consumer loans. Management will also investigate expansion of its base of contacts for indirect consumer loans.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of March 31, 1998 and December
31, 1997 were as follows:

                                                                      MARCH 31,           DECEMBER 31,
                                                                        1998                 1997
                                                                    ------------         -------------
Loans accounted for on a nonaccrual basis                           $     589,000        $     753,000
Loans, not included in nonaccrual loans, which are
   contractually past due 90 days or more as to
   interest or principal payments                                         220,000              195,000
Loans, not included in nonaccrual or loans past due
   90 days or more, which are considered troubled
   debt restructurings                                                      3,000               27,000
                                                                    -------------        -------------
   Total                                                            $     812,000        $     975,000
                                                                    =============        =============
Nonperforming other real estate                                     $           0        $     229,000
                                                                    =============        =============



Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans were $3,189,000 as of March 31, 1998, compared to $1,915,000 as of December 31, 1997. The increase was caused by three large commercial loans that were added to the list in the first quarter of 1998. Approximately $108,000 of the allowance for loan losses had been specifically allocated to these loans at March 31, 1998.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits increased $2,981,000 in the first quarter of 1998. The growth was caused by certificates of deposit, which increased
$4,154,000 from December 31, 1997 to March 31, 1998. The certificates of deposit growth was partially offset by a $1,013,000 decline in the balance of interest-bearing transaction accounts. Management believes the growth in certificates of deposit was primarily due to the Bank's interest rate promotions on certain maturities in the first quarter of 1998. All of the growth was obtained from the Bank's local market areas as the total balance of deposits obtained from the national rate service declined $100,000 in the first quarter of 1998. Management also believes that part of the decline in the balance of interest-bearing transaction accounts was caused by depositors shifting their funds into certificates of deposit.

The Bank's management plans to continue to emphasize growth in core deposits (deposits obtained in its local market areas) in the remainder of 1998. Management plans to use interest rate promotions and new products to attempt to stimulate the growth. Management anticipates it will use federal funds purchased, repurchase agreements, and Federal Home Loan Bank advances to supplement the core deposit growth.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $284,000 in the first quarter of 1998. Equity growth in 1998 resulted from retained earnings and proceeds from the sale of stock to the Bank's 401(k) savings and retirement plan. These were offset by a small decrease in the balance of unrealized gains and losses on securities.

The Registrant's Board of Directors changed the par value of the Registrant's capital stock from $10 par value to no par value at its February 1998 meeting. The common stock balance of $5,370,000 had been disclosed as a separate line item in the equity section of the Registrant's December 31, 1997 Consolidated Balance Sheet. As a result of the change to no par value stock, this balance was combined with paid-in capital.

Total shareholders' equity as a percentage of assets was 10.06% as of March 31, 1998, compared to 9.94% as of December 31, 1997. The ratio rose slightly in the first quarter of 1998 due to the limited amount of asset growth that occurred. The Registrant's management plans to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at March 31, 1998.

CAPITAL RESOURCES

The Bank completed the construction of its new branch office in Cedar Springs in March 1997. The cost of land, building and equipment for the branch approximated $750,000. The cost of leasehold improvements for the Grand Rapids office that were paid in late 1997 and early 1998 approximated $100,000. The facilities for the two new branches that the Bank has planned for 1998 will be leased. However, equipment and leasehold improvements will be needed for these branches.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents increased $1,189,000 in the first quarter of 1998. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $19,364,000 at the one-year repricing point as of March 31, 1998. This placed the ratio of rate-sensitive assets to rate-sensitive liabilities at such repricing point at 77% as of March 31, 1998, compared to 76% as of December 31, 1997. The negative cumulative gap as of both dates was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. However, the Bank's management believes that these types of accounts may not be as sensitive to changes in interest rates in the short term as Table 3 indicates since management can control the timing or extent of the change in rates on these deposits. For the remainder of 1998, management will determine the rates it will pay on deposits based on rates paid by competitors and the Bank's need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule

                                                                AS OF MARCH 31, 1998
                                         ---------------------------------------------------------------
                                         0 - 3         3 - 12           1 - 5         OVER
                                         MONTHS        MONTHS           YEARS        5 YEARS       TOTAL
                                         ------        ------           -----        -------       -----
                                                            (Dollars in thousands)
Assets
   Loans                             $    38,335    $    18,396    $    56,470    $   12,957   $   126,158
   Interest-bearing deposits
      with banks                               1              0              0             0             1
   Federal funds sold                        100              0              0             0           100
   Taxable securities                      4,261          1,757          6,401           999        13,418
   Nontaxable securities                     280            359          3,559         3,848         8,046
                                     -----------    -----------    -----------    ----------   -----------
      Rate-sensitive assets               42,977         20,512         66,430        17,804       147,723

Liabilities
   Interest-bearing transaction
      accounts                            22,066              0              0             0        22,066
   Savings deposits                        8,244              0              0             0         8,244
   Time deposits                          19,795         23,792         23,239           134        66,960
   Federal funds purchased and
      repurchase agreements                2,143              0              0             0         2,143
   Federal Home Loan Bank
      advances                                 0          6,686         18,440         1,030        26,156
   Secured loan borrowings                    36             91            697             0           824
                                     -----------    -----------    -----------    ----------   -----------
      Rate-sensitive liabilities          52,284         30,569         42,376         1,164       126,393
                                     -----------    -----------    -----------    ----------   -----------
Rate-sensitive assets less
   rate-sensitive liabilities:

   Asset (liability) gap
      for the period                 $    (9,307)   $   (10,057)   $    24,054    $   16,640   $    21,330
                                     ===========    ===========    ===========    ==========   ===========
   Cumulative asset
      (liability) gap                $    (9,307)   $   (19,364)   $     4,690    $   21,330
                                     ===========    ===========    ===========    ==========
   Cumulative rate-
      sensitive assets as a
      percentage of
      cumulative rate-
      sensitive liabilities                82.20%         76.63%        103.74%       116.88%
                                     ===========    ===========    ===========    ==========

                                      -30-

                     PART II.  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On March 16, 1998, the Registrant sold 1,882 shares of its common stock, no par value, to the Bank's 401(k) Savings and Retirement Plan for an aggregate cash price of $80,000. The Registrant relied on the exemption contained in Section 4(2) of the Securities Act of 1933 in connection with this sale.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. EXHIBITS. The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS
     -------                          ---------

       3.1   Amended and Restated Articles of Incorporation of the
             Registrant.

       3.2 Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Here incorporated by reference.

       27    Financial Data Schedule.

     2. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1998.

                            SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICEONE FINANCIAL SERVICES, INC.




Date MAY 15, 1998             /S/ JAE M. MAXFIELD
                              Jae M. Maxfield
                              President and Chief Executive Officer




Date MAY 15, 1998             /S/ THOMAS L. LAMPEN
                              Thomas L. Lampen
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)

                          INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS
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