Form 10QSB
period 1998-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 1998-08-14
CIK 803164

                 U.S.  SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

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

As of July 31, 1998, the Registrant had outstanding 1,077,466 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes _____
No __X__

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    ChoiceOne Financial Services, Inc.

                        CONSOLIDATED BALANCE SHEETS
                                                                         JUNE 30,           DECEMBER 31,
                                                                           1998                 1997
                                                                       ------------         ------------
ASSETS
   Cash and due from banks                                             $  3,393,000         $  3,769,000
   Securities available for sale                                         20,838,000           19,942,000
   Loans, net                                                           131,672,000          126,209,000
   Premises and equipment, net                                            3,753,000            3,663,000
   Other assets                                                           2,689,000            2,746,000
                                                                       ------------         ------------

      Total assets                                                     $162,345,000         $156,329,000
                                                                       ============         ============

LIABILITIES
   Deposits - noninterest-bearing                                      $ 14,653,000         $ 13,464,000
   Deposits - interest-bearing                                           98,008,000           94,028,000
   Federal funds purchased and repurchase agreements                      4,632,000            2,060,000
   Federal Home Loan Bank advances                                       26,156,000           26,114,000
   Secured loan borrowings                                                  790,000              878,000
   Other liabilities                                                      2,012,000            4,248,000
                                                                       ------------         ------------

      Total liabilities                                                 146,251,000          140,792,000

SHAREHOLDERS' EQUITY
   Preferred stock; shares authorized: 100,000; shares
      outstanding: none                                                           0                    0
   Common stock and paid-in capital, no par value;
      shares authorized: 2,000,000; shares outstanding:
      1,077,466 at June 30, 1998 and 537,015 at
      December 31, 1997                                                  12,444,000           12,375,000
   Retained earnings                                                      3,475,000            2,994,000
   Unrealized gains and losses on securities                                175,000              168,000
                                                                       ------------         ------------




      Total shareholders' equity                                         16,094,000           15,537,000
                                                                       ------------         ------------

      Total liabilities and shareholders' equity                       $162,345,000         $156,329,000
                                                                       ============         ============

See accompanying notes to consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                   CONSOLIDATED STATEMENTS OF INCOME
                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                           -------------------------       ----------------------------
                                              1998           1997             1998              1997
                                           ----------     ----------       ----------        ----------
INTEREST INCOME
   Loans, including fees                   $3,133,000     $2,707,000       $6,194,000        $5,269,000
   Securities
      Taxable                                 195,000        210,000          385,000           427,000
      Nontaxable                               99,000        124,000          201,000           252,000
   Other                                       13,000          1,000           16,000             1,000
                                           ----------     ----------       ----------        ----------

         Total interest income              3,440,000      3,042,000        6,796,000         5,949,000

INTEREST EXPENSE
   Deposits                                 1,203,000      1,024,000        2,376,000         1,971,000
   Federal Home Loan Bank
      advances                                416,000        403,000          835,000           798,000
   Other                                       55,000         97,000          108,000           178,000
                                           ----------     ----------       ----------        ----------

         Total interest expense             1,674,000      1,524,000        3,319,000         2,947,000
                                           ----------     ----------       ----------        ----------

NET INTEREST INCOME                         1,766,000      1,518,000        3,477,000         3,002,000
PROVISION FOR LOAN LOSSES                     180,000        156,000          455,000           314,000
                                           ----------     ----------       ----------        ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                1,586,000      1,362,000        3,022,000         2,688,000

NONINTEREST INCOME
   Customer service fees                      131,000        104,000          251,000           208,000
   Insurance commission income                228,000        206,000          447,000           431,000
   Mortgage loan sales
      and servicing                            76,000         36,000          186,000            55,000
   Other income                                39,000         27,000          134,000            69,000
                                           ----------     ----------       ----------        ----------

         Total noninterest income             474,000        373,000        1,018,000           763,000


NONINTEREST EXPENSE
   Salaries and benefits                      732,000        483,000        1,494,000         1,106,000
   Occupancy expense                          221,000        200,000          443,000           386,000
   Other expense                              455,000        421,000          828,000           783,000
                                           ----------     ----------       ----------        ----------

         Total noninterest expense          1,408,000      1,104,000        2,765,000         2,275,000
                                           ----------     ----------       ----------        ----------

INCOME BEFORE INCOME TAX                      652,000        631,000        1,275,000         1,176,000
INCOME TAX EXPENSE                            191,000        208,000          374,000           351,000
                                           ----------     ----------       ----------        ----------

NET INCOME                                 $  461,000     $  423,000       $  901,000        $  825,000
                                           ==========     ==========       ==========        ==========

BASIC EARNINGS PER SHARE AND
   EARNINGS PER COMMON SHARE
   ASSUMING DILUTION                       $      .43     $      .39       $      .84        $      .77
                                           ==========     ==========       ==========        ==========

See accompanying notes to consolidated financial statements.

                  ChoiceOne Financial Services, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    JUNE 30,                         JUNE 30,
                                           -------------------------       ----------------------------
                                              1998           1997             1998              1997
                                           ----------     ----------       ----------        ----------
Net income                                 $  461,000     $  423,000       $  901,000        $  825,000

Other comprehensive income,
   net of tax
      Change in unrealized gains
         and losses on securities              28,000         85,000            7,000           (28,000)
                                           ----------     ----------       ----------        ----------

Comprehensive income                       $  489,000     $  508,000       $  908,000        $  797,000
                                           ==========     ==========       ==========        ==========
























See accompanying notes to consolidated financial statements.

                ChoiceOne Financial Services, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                    -----------------------------
                                                                       1998              1997
                                                                    -----------       -----------
Cash flows from operating activities:
   Net income                                                       $   901,000       $   825,000
   Reconciling items:
      Net amortization on securities                                     72,000            39,000
      Net gain on sales of loans                                       (125,000)           (6,000)
      Loans originated for sale                                      (9,700,000)       (1,020,000)
      Proceeds from loan sales                                       10,521,000           983,000
      Provision for loan losses                                         455,000           314,000
      Depreciation                                                      192,000           164,000
      Other non-cash credits                                            (24,000)                0
      Deferred income tax expense/(benefit)                             (36,000)           39,000
      Changes in:
         Interest receivable and other assets                            65,000          (403,000)
         Interest payable and other liabilities                      (2,236,000)          (99,000)
                                                                    -----------       -----------

            Net cash provided by operating activities                    85,000           836,000

Cash flows from investing activities:
   Securities available for sale:
      Purchases                                                      (3,881,000)         (569,000)
      Principal payments                                              2,929,000         1,520,000
   Net change in loans                                               (7,456,000)      (10,206,000)
   Loans sold                                                         1,510,000         1,390,000
   Loans purchased                                                     (625,000)                0
   Premises and equipment expenditures, net                            (282,000)         (908,000)
                                                                    -----------       -----------

            Net cash used in investing activities                    (7,805,000)       (8,773,000)









Cash flows from financing activities:
   Net change in deposits                                             5,169,000         8,158,000
   Change in federal funds purchased and repurchase
      agreements                                                      2,572,000        (2,881,000)
   Proceeds from Federal Home Loan Bank advances                      3,500,000                 0
   Payments on Federal Home Loan Bank advances                       (3,458,000)                0
   Payments on secured loan borrowings                                  (88,000)        1,672,000
   Sale of common stock                                                  80,000                 0
   Cash dividends and fractional shares from stock dividends           (431,000)         (384,000)
                                                                    -----------       -----------

            Net cash provided by financing activities                 7,344,000         6,565,000
                                                                    -----------       -----------

Net change in cash and cash equivalents                                 376,000        (1,372,000)
Beginning cash and cash equivalents                                   3,769,000         4,952,000
                                                                    -----------       -----------

Ending cash and cash equivalents                                    $ 3,393,000       $ 3,580,000
                                                                    ===========       ===========

Cash paid for interest                                              $ 3,317,000       $ 2,908,000
Cash paid for income taxes                                              470,000           300,000
Loans transferred to other real estate                                        0            50,000

See accompanying notes to the consolidated financial statements.

                  ChoiceOne Financial Services, Inc.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency") after elimination of significant intercompany transactions and accounts. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 1998 and June 30, 1997, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1998 and June 30, 1997. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

A 5% stock dividend was declared on February 11, 1998. The stock dividend was paid on March 31, 1998 to shareholders of record on March 16, 1998. The Registrant also declared a two-for-one stock split on February 11, 1998. The stock split was paid on May 22, 1998 to shareholders of record on April 30, 1998. Approximately 1,882 shares of common stock were sold by the Registrant to the Bank's 401(k) savings and retirement plan on March 16, 1998. A 6% stock dividend was declared by the Registrant on April 16, 1997. The stock dividend was paid on May 16, 1997 to shareholders of record on April 29, 1997.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 6% stock dividend paid in May 1997, the 5% stock dividend paid in March 1998, the sale of stock in March 1998, and the two-for-one stock split paid in May 1998. The weighted average number of shares outstanding was 1,077,466 for the second quarter of 1998, 1,074,030 for the first six months of 1998, 1,074,030 for the second quarter of 1997, and 1,074,512 for the first six months of 1997.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have been adjusted for the 6% stock dividend paid in May 1997, the 5% stock dividend paid in March 1998, and the two-for-one stock split paid in May 1998. The number of shares outstanding for purposes of computing cash dividends per share was 1,077,983 for the first quarter of 1998, 1,077,466 for the second quarter of 1998, 1,074,512 for the first quarter of 1997, and 1,074,030 for the second quarter of 1997.

COMPREHENSIVE INCOME

The Registrant implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"), in the first quarter of 1998. Statement No. 130 requires that comprehensive income be reported for all accounting periods. Comprehensive income includes net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreign currency translation adjustments, and additional minimum pension liability adjustments. The change in unrealized gains and losses on securities available for sale is the only item of comprehensive income that the Registrant has at this time.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities as of June 30, 1998 and December 31, 1997 were as follows:

                                           AMORTIZED        UNREALIZED       UNREALIZED         FAIR
                                             COST             GAINS            LOSSES           VALUE
                                          -----------       ----------       ----------      -----------
SECURITIES AVAILABLE FOR SALE

JUNE 30, 1998
U.S. Treasuries and
   U.S. Government agencies               $ 2,755,000        $  6,000         $ (3,000)      $ 2,758,000
States and municipalities                   8,721,000         275,000           (1,000)        8,995,000
Mortgage-backed securities                  6,130,000          36,000          (50,000)        6,116,000
Other securities                            2,968,000           1,000                0         2,969,000
                                          -----------        --------         --------       -----------

   Total                                  $20,574,000        $318,000         $(54,000)      $20,838,000
                                          ===========        ========         ========       ===========

DECEMBER 31, 1997
U.S. Treasuries and
   U.S. Government agencies               $ 3,259,000        $  7,000         $ (2,000)      $ 3,264,000
States and municipalities                   7,458,000         232,000           (4,000)        7,686,000
Mortgage-backed securities                  6,005,000          32,000          (12,000)        6,025,000
Other securities                            2,966,000           1,000                0         2,967,000
                                          -----------        --------         --------       -----------

   Total                                  $19,688,000        $272,000         $(18,000)      $19,942,000
                                          ===========        ========         ========       ===========

There were no securities classified as held to maturity as of June 30, 1998 or December 31, 1997.

There were no sales of securities for the six months ended June 30, 1998 and 1997.

For the six months ended June 30, 1998, the net unrealized holding gain on securities available for sale increased by $10,000 resulting in a net unrealized gain of $264,000 on securities available for sale as of June 30, 1998, before any deferred tax effect.

The fair values of securities pledged as collateral at June 30, 1998 and December 31, 1997 were as follows:

                                                       JUNE 30,        DECEMBER 31,
                                                         1998              1997
                                                      ----------        ----------
Securities sold under agreements to repurchase        $3,299,000        $2,259,000
Public deposits                                          504,000           505,000
                                                      ----------        ----------

Total                                                 $3,803,000        $2,764,000
                                                      ==========        ==========

NOTE 3 - LOANS

Loans at June 30, 1998 and December 31, 1997 were classified as follows:

                                                      JUNE 30,          DECEMBER 31,
                                                        1998                1997
                                                    ------------        ------------
Commercial                                          $ 48,820,000        $ 43,546,000
Agricultural                                           8,641,000           9,350,000
Real estate mortgage - construction                    1,969,000           2,499,000
Real estate mortgage - residential                    44,337,000          43,715,000
Consumer                                              29,659,000          28,666,000
                                                    ------------        ------------

Total loans before allowance for loan losses         133,426,000         127,776,000
Less allowance for loan losses                         1,754,000           1,567,000
                                                    ------------        ------------

Loans, net                                          $131,672,000        $126,209,000
                                                    ============        ============

Loans pledged for borrowings at June 30, 1998 and December 31, 1997 were as follows:

                                                           JUNE 30,        DECEMBER 31,
                                                             1998             1997
                                                          -----------      -----------
Residential real estate mortgages pledged for
   Federal Home Loan Bank advances                        $40,168,000      $39,505,000
Commercial loans pledged for secured loan borrowings          790,000          878,000
                                                          -----------      -----------

Total                                                     $40,958,000      $40,383,000
                                                          ===========      ===========

Loans held for sale included $167,000 of residential real estate mortgage loans at June 30, 1998. Loans held for sale were accounted for at the lower of aggregate cost or market value.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                  -------------------------
                                                     1998           1997
                                                  ----------     ----------
Balance at beginning of period                    $1,567,000     $1,487,000

Provision charged to operating expense               455,000        314,000
Recoveries credited to the allowance                  44,000         30,000
Loans charged-off                                   (312,000)      (181,000)
                                                  ----------     ----------

Balance at end of period                          $1,754,000     $1,650,000
                                                  ==========     ==========

Information regarding impaired loans as of June 30, 1998 and December 31, 1997 follows:

                                                       JUNE 30,        DECEMBER 31,
                                                         1998              1997
                                                      ----------       ------------
Loans with no allowance allocated                     $2,194,000         $780,000
Loans with allowance allocated                           527,000          152,000
Amount of allowance for loan losses allocated            153,000           86,000

Information regarding impaired loans for the six months ended June 30, 1998 and 1997 follows:

                                                     1998            1997
                                                  ----------       --------
Average balance during the period                 $2,280,000       $881,000
Interest income recognized thereon                   137,000         15,000
Cash-basis interest income recognized                132,000         11,000


NOTE 5 - CERTIFICATES OF DEPOSIT

As of June 30, 1998, certificates of deposit included $4,359,000 obtained from a national time deposit rate service. The weighted average interest rate on these deposits was 5.98%. Approximately $4,259,000 of the deposits had maturities of one year or less, while the remainder had a maximum maturity of two years.


NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 1998 and 1997 was as follows:

                                             1998            1997
                                           --------        --------
Supplies and postage                       $124,000        $117,000
Legal and professional                       94,000         118,000
Computer processing                          74,000          80,000
Advertising and marketing                    65,000          46,000
State single business tax expense            64,000          40,000
Telephone                                    51,000          34,000
Training and seminars                        27,000          49,000
Other                                       329,000         299,000
                                           --------        --------

   Total                                   $828,000        $783,000
                                           ========        ========


NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the six months ended June 30, 1998 and 1997 were as follows:

                                                              1998           1997
                                                            --------       --------
Current income tax expense                                  $410,000       $312,000
Deferred income tax expense                                  (39,000)        53,000
                                                            --------       --------
   Total expense attributable to operations                  371,000        365,000

Deferred expense allocated to other comprehensive
   income items:
   Unrealized gains and losses on securities                   3,000        (14,000)
                                                            --------       --------

   Total income tax expense                                 $374,000       $351,000
                                                            ========       ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at June 30, 1998 and December 31, 1997 were as follows:

                                                            JUNE 30,         DECEMBER 31,
                                                              1998              1997
                                                            --------         ------------
Deferred tax assets:
   Allowance for loan losses                                $492,000          $456,000
   Deferred compensation                                      55,000            60,000
   Postretirement benefits obligation                         52,000            50,000
   Deferred loan fees                                         30,000            49,000
   Other                                                      79,000            65,000
                                                            --------          --------

      Total deferred tax assets                              708,000           680,000

Deferred tax liabilities:
   Depreciation                                              215,000           185,000
   Unrealized appreciation on securities available
      for sale                                                90,000            43,000
   Other                                                      49,000           195,000
                                                            --------          --------

      Total deferred tax liabilities                         354,000           423,000
                                                            --------          --------

      Net deferred tax asset                                $354,000          $257,000
                                                            ========          ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at June 30, 1998 or December 31, 1997.


NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
         RISK

Noninterest-bearing deposits totaling approximately $2,440,000 were held at NBD Bank, N.A. at June 30, 1998.

As of June 30, 1998, the Registrant had outstanding commitments to make loans totaling $21,550,000, the majority of which have variable interest rates. The Registrant had available approximately $4,187,000 in unused lines of credit and $33,000 in letters of credit at June 30, 1998.


NOTE 9 - STOCK SPLIT

A stock split was paid on May 22, 1998 to shareholders of record as of April 30, 1998. The stock split was declared by the Registrant's Board of Directors on February 11, 1998. The stock split, to be effected in the form of a share dividend, caused one additional share of common stock to be issued for each share outstanding. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 30, 1998 annual meeting of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the number of authorized shares of common stock of the Registrant from 1,000,000 shares to 2,000,000 shares. The amendment was approved by a vote of the shareholders at the annual meeting.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is designed to provide a review of the financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-
looking statement.   Furthermore, the Registrant undertakes no
obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $38,000 or 9% in the second quarter of 1998 compared to the same period in 1997 and has risen $76,000 or 9% in the first six months of 1998 compared to the first half of the prior year. The increase in net income was due to higher net interest income and noninterest income, the effect of which was offset by growth in the provision for loan losses and noninterest expense.

Comprehensive income is a new disclosure that appears in the Consolidated Statements of Comprehensive Income. Net income is adjusted by other comprehensive income to arrive at comprehensive income. In the Registrant's case, other comprehensive income includes only the change in unrealized gains and losses on securities. This change was previously disclosed only in the Consolidated Statement of Changes in Shareholders' Equity.

Approximately 75% of the increase in net interest income in 1998 was caused by growth in average interest-earning assets. A larger spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities also contributed to growth in net interest income. The change in noninterest income was primarily caused by a significant increase in mortgage loan sales and servicing income. Gains on sales of mortgages were higher in 1998 due to a greater amount of mortgage refinancings occurring in the first two quarters of 1998 than in the same periods in the prior year. The increase in the provision for loan losses was due to a higher level of loan chargeoffs in the first six months of 1998 than in the same period in 1997. The change in noninterest expense was primarily due to higher salaries and benefits in the first two quarters of 1998 than in the same period in 1997. Approximately $170,000 of the salaries and benefits increase was caused by a gain that was recognized in 1997 upon the curtailment of the Bank's pension plan which was offset by the funding of 401(k) plan expense from operations. Noninterest expense has also been affected in 1998 by higher commissions paid to commission-based personnel and expenses related to the Travel Agency.

The return on average assets was 1.15% for the first six months of 1998, compared to 1.17% for the same period in 1997. The return on average shareholders' equity was 11.48% for the first half of 1998, compared to 11.32% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the second quarter of 1998 were $215,000, or $.20 per common share, which represents a $.01 per share or 5% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first six months of 1998 were $421,000 or $.39 per share, which was $.04 per share or 11% greater than the dividends paid in the same period in 1997. The cash dividend payout percentage in the first six months of 1998 was 46.69%, compared to 45.30% in the same period of 1997. The Registrant declared a 6% stock dividend on April 16, 1997, a 5% stock dividend on February 11, 1998 and a two-for-one stock split on February 11, 1998. The stock dividends were paid on May 16, 1997 and March 31, 1998, respectively. The two-for-one stock split was paid on May 22, 1998. The cash dividend per share amounts for both 1998 and 1997 have been adjusted for the effect of the stock dividends.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 1998 and June 30, 1997. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------------------------------------
                                                         1998                                1997
                                           --------------------------------    -------------------------------
                                           AVERAGE                  AVERAGE    AVERAGE                 AVERAGE
                                           BALANCE     INTEREST      RATE      BALANCE     INTEREST     RATE
                                           -------     --------     -------    -------     --------    -------
                                                                   (Dollars in Thousands)
Assets
   Loans <F1>                              $127,456     $6,205       9.74%     $112,269     $5,285      9.41%
   Taxable securities <F2>                   12,991        384       5.92        12,957        427      6.59
   Nontaxable securities <F1><F2>             8,097        305       7.78         9,664        381      7.88
   Other                                        668         17       5.09            88          1      2.27
                                           --------     ------                 --------     ------

      Interest-earning assets               149,212      6,911       9.26       134,978      6,094      9.03
                                                        ------                              ------

   Noninterest-earning assets                 9,258                               7,458
                                           --------                            --------
      Total assets                         $158,470                            $142,436
                                           ========                            ========




Liabilities and shareholders' equity
   Interest-bearing transaction
      accounts                             $ 23,098        386       3.34      $ 22,211        352      3.17
   Savings deposits                           8,128         74       1.82         8,996         82      1.82
   Time deposits                             65,654      1,915       5.83        53,296      1,537      5.77
   Federal Home Loan Bank advances           26,425        835       6.32        25,246        798      6.32
   Other                                      3,719        109       5.86         6,057        178      5.88
                                           --------     ------                 --------     ------

      Interest-bearing liabilities          127,024      3,319       5.23       115,806      2,947      5.09
                                                        ------       ----                   ------      ----
   Demand deposits                           12,974                              11,009
   Other noninterest-bearing liabilities      2,640                                 896
   Shareholders' equity                      15,832                              14,725
                                           --------                            --------
      Total liabilities and
         shareholders' equity              $158,470                            $142,436
                                           ========                            ========
Net interest income (tax-equivalent
   basis) - interest spread                              3,592       4.03%                   3,147      3.94%
                                                                     ====                               ====

Tax equivalent adjustment <F1>                            (115)                               (145)
                                                        ------                              ------

Net interest income                                     $3,477                              $3,002
                                                        ======                              ======

Net interest income as a percentage
   of earning assets (tax-equivalent
   basis)                                                            4.81%                              4.66%
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

Table 2 - Changes in Tax Equivalent Net Interest Income

                                                                SIX MONTHS ENDED JUNE 30,
                                                                -------------------------
                                                                      1998 OVER 1997
                                                                      --------------
                                                              TOTAL       VOLUME       RATE
                                                              -----       ------       ----
                                                                  (Dollars in Thousands)
Increase (decrease) in interest income <F1>
   Loans <F2>                                                 $920         $732        $188
   Taxable securities                                          (43)           1         (44)
   Nontaxable securities <F2>                                  (76)         (71)         (5)
   Other                                                        16           13           3
                                                              ----         ----        ----

      Net change in tax-equivalent income                      817          675         142

Increase (decrease) in interest expense <F1>
   Interest-bearing transaction accounts                        34           14          20
   Savings deposits                                             (8)          (8)          0
   Time deposits                                               378          361          17
   Federal Home Loan Bank advances                              37           37           0
   Other                                                       (69)         (68)         (1)
                                                              ----         ----        ----

      Net change in interest expense                           372          336          36
                                                              ----         ----        ----

      Net change in tax-equivalent
         net interest income                                  $445         $339        $106
                                                              ====         ====        ====

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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $445,000 in the first six months of 1998 compared to the same period of 1997. The majority of the increase resulted from growth in the Registrant's loan portfolio. A smaller portion of the increase in net interest income was due to a widening of the Registrant's interest rate spread. Average loans increased
$15,187,000 in the first half of 1998 compared to the same period in 1997. This growth caused interest income from loans to be $732,000 higher in the first six months of 1998. The average balance of nontaxable securities was $1,567,000 lower in the first six months of 1998 than in the same period in 1997. This was caused by sales of nontaxable securities in the fourth quarter of 1997. The other interest-earning asset categories experienced small differences between 1998 and 1997.

The average balance of time deposits experienced the most significant change among the interest-bearing liability categories from 1997 to 1998. The average balance of time deposits increased $12,358,000 from the first six months in 1997 to the same period in 1998.
Approximately $4,700,000 of the growth was caused by deposits obtained from a national rate service. The Bank began using the national rate service in the second quarter of 1997. The remainder of the time deposit growth was obtained from customers within the Bank's local market areas. The decrease in other interest-bearing liabilities was due to a lower average balance of federal funds purchased in the first six months of 1998 than in the same period in 1997.

Table 1 shows that the net interest income spread was 4.03% for the first six months of 1998, compared to 3.94% for the same period of the prior year. The increase in the net interest income spread was caused by a 23-basis-point increase in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up only 14 basis points. The increase in the average rate earned on interest-earning assets was caused by a 33-basis-point increase in the average rate earned on loans. Approximately 20 basis points of the loan increase was caused by a $140,000 increase in loan fees in the first half of 1998 compared to the same period in 1997. The growth in loan fees was primarily caused by a higher level of mortgage refinancings occurring in 1998 than in 1997. The level of mortgage refinancings began to slow in the second quarter of 1998 compared to the first quarter of that year. The Registrant's management believes that the level of mortgage refinancings will be lower in the remainder of 1998, which may cause loan fees to have a lesser impact in the remainder of 1998 than they did in the first half of the year. As a result, management anticipates that the average rate earned on interest-bearing assets may decrease somewhat in the remainder of 1998. The increase in the average rate paid on interest-bearing liabilities was attributable to the higher average rates paid on interest-bearing transaction accounts and time deposits. Both account types were affected by the competitive interest rate environment that existed in the Bank's market areas.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $187,000 from December 31, 1997 to June 30, 1998. The allowance was 1.31% of total loans at June 30, 1998, compared to 1.23% at December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans was 173% as of June 30, 1998, compared to 130% as of the end of 1997. The provision for loan losses was $24,000 greater in the second quarter of 1998 than in the same period of 1997 and $141,000 greater in the first half of 1998 compared to the same period in 1997. The increase in the provision for loan losses in the first six months of 1998 was due to the funding for higher net chargeoffs experienced in 1998 than in the prior year.

Chargeoffs and recoveries for those loan categories with activity in the six-month periods ended June 30, 1998 and 1997 were as follows:

                                       1998                            1997
                            ---------------------------     ---------------------------
                            CHARGEOFFS       RECOVERIES     CHARGEOFFS       RECOVERIES
                            ----------       ----------     ----------       ----------
Commercial                   $119,000         $ 1,000        $ 13,000         $ 1,000
Agricultural                        0               0           7,000               0
Real estate mortgage -
    residential                     0               0           5,000               0
Consumer                      193,000          43,000         156,000          29,000
                             --------         -------        --------         -------

                             $312,000         $44,000        $181,000         $30,000
                             ========         =======        ========         =======

The increase in commercial loan chargeoffs was due to a chargeoff of one commercial loan. The increase in consumer loan chargeoffs resulted from a combination of small chargeoffs. The amount of chargeoffs that the Bank will experience in the remainder of 1998 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors.

As growth in the loan portfolio occurs, management believes chargeoffs may increase as a result of the higher total balance of loans. The provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary as chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1998.

NONINTEREST INCOME

Total noninterest income increased $101,000 in the second quarter of 1998 and has grown $255,000 in the first six months of 1998 compared to the same period in 1997. Approximately $40,000 of the increase in the second quarter and $131,000 of the increase in the first six months of 1998 resulted from a higher level of mortgage loan sales and servicing income. Gains on sales of mortgage loans increased significantly in 1998 due to the high level of mortgage refinancing that occurred. This was caused by relatively low long-term interest rates in late 1997 and early 1998. The amount of mortgage applications had started to decrease by March 1998 and the lower level continued through the second quarter of 1998. Management anticipates that the level of refinancings will be lower in the second half of 1998 than in the first half of the year and that resultant gains on sales of mortgage loans will also decrease from the level experienced in the first half of 1998. The increase in other noninterest income from the second quarter and first six months of 1997 to the same periods in 1998 was primarily due to commission income from the Travel Agency.

NONINTEREST EXPENSE

Total noninterest expense increased $304,000 in the second quarter of 1998 compared to the same quarter in 1997 and has grown $490,000 in the first six months of 1998 compared to the same period in 1997. Approximately $249,000 of the increase in the second quarter and $388,000 of the increase in the first six months of 1998 resulted from higher salaries and benefits expense. Expenses related to the Bank's pension plan and 401(k) savings plan were $170,000 lower in the first half of 1997 than in 1998. This was caused by the recognition of a $261,000 gain on the curtailment of the pension plan which was offset by the funding of $91,000 of 401(k) plan expense from operations. Pension and 401(k) plan expense has not been recorded in 1998 as the Bank plans to use excess pension plan assets to fund the 1998 company contribution to the 401(k) plan. Increased salaries and wages of $192,000 in the first half of 1998 also contributed to the increase in salaries and benefits expense. Travel Agency salaries and wages and increases in commissions paid to mortgage originators comprised $105,000 of the growth in salaries, wages and commissions. The increase in salaries and wages due to the Travel Agency is expected to continue somewhat through the third quarter of 1998, since the Bank did not purchase the Travel Agency until August 1, 1997. The increase in commissions paid to mortgage originators may decrease in the second half of 1998 as mortgage refinancing activity is expected to slow. Approximately $57,000 of the increase in total noninterest expense in the first half of 1998 was caused by higher occupancy expense. This was due to the new building housing the Bank and Insurance Agency's Cedar Springs office, which opened in the second quarter of 1997, and the expanded building that contains the Grand Rapids office. A higher level of expenses from these offices is expected to continue through the remainder of 1998.

The Bank currently plans to open two new branch offices later in 1998. Anticipated expenses related to these new offices would also cause increases in noninterest expense.

SECURITIES

The balance of total securities decreased $626,000 in the second quarter of 1998 and has increased $896,000 since the end of 1997. Securities issued by states and municipalities has been the only security category to experience significant growth in 1998. These securities have been purchased because of their higher yield over other security categories. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first two quarters of 1998 and plans to continue to do so in the remainder of 1998. The securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

LOANS

Total loans grew $7,268,000 in the second quarter of 1998 after decreasing $1,618,000 in the first quarter. Commercial loans grew $5,377,000 in the second quarter of 1998, in contrast to a decrease of $103,000 in the first quarter of 1998. The Registrant's management believes that the growth in the second quarter of 1998 was achieved by its officer calling program and adjustments in its interest rates to make them more competitive. Commercial loan growth in the first quarter of 1998 was affected by the sale of more than $1,500,000 of loans. The balance of residential real estate mortgage loans increased $1,230,000 in the second quarter of 1998, compared to a decline of $608,000 in the first quarter of that year. The change between the two quarters reflects the greater impact that mortgage refinancings had on the first quarter than the second quarter of 1998. The majority of borrowers who refinanced their mortgages in the first quarter of 1998 obtained 15 to 30 year fixed rate mortgages. The Bank did not retain this type of mortgage in its portfolio and instead sold them into the secondary market. Since some of the mortgages that were refinanced had previously been in the Bank's loan portfolio, the refinancings of the mortgages and subsequent sales caused the decrease that occurred in the mortgage portfolio. The lower level of refinancings in the second quarter of 1998 caused the fixed rate mortgage runoff to have a lesser impact than in the previous quarter. In addition, applications for mortgage types that would be retained in the Bank's portfolio comprised a higher percentage of mortgage applications in the second quarter of 1998 than in the first quarter of that year. The other loan categories experienced smaller fluctuations in the first and second quarters of 1998.

Loan growth in the remainder of 1998 will continue to be affected by interest rates and by competition within the Bank's market areas. Management anticipates that interest rate competition for all types of loans will continue to be very strong. The Bank's loan officers plan to continue to periodically review the pricing structure for loans to make sure that the Bank's rates are competitive. The continued use of the officer calling program is planned for all loan areas. The Bank's mortgage department management believes that the level of mortgage refinancings will continue to decline from the 1998 first quarter level. Mortgage department management expects its attention to be more focused on new mortgages and plans to continue to call on realtors and other mortgage professionals. In the consumer loan area, management plans to use direct mail advertising and referrals from other departments within the Bank to stimulate demand for direct consumer loans. Special consumer loan promotions related to the Bank's 100th Anniversary in August 1998 are planned. Management will also investigate expansion of its base of contacts for indirect consumer loans.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of June 30, 1998 and December 31, 1997 were as follows:

                                                           JUNE 30,       DECEMBER 31,
                                                             1998            1997
                                                          ----------      ------------
Loans accounted for on a nonaccrual basis                 $  604,000        $753,000
Loans, not included in nonaccrual loans, which are
   contractually past due 90 days or more as to
   interest or principal payments                            325,000         195,000
Loans, not included in nonaccrual or loans past due
   90 days or more, which are considered troubled
   debt restructurings                                        87,000          27,000
                                                          ----------        --------

   Total                                                  $1,016,000        $975,000
                                                          ==========        ========

Nonperforming other real estate                           $        0        $229,000
                                                          ==========        ========

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans were $4,085,000 as of June 30, 1998, compared to $1,915,000 as of December 31, 1997. The increase was caused by three large commercial loans that were added to the list in the first quarter of 1998. Approximately $208,000 of the allowance for loan losses had been specifically allocated to these loans at June 30, 1998.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits grew $2,188,000 in the second quarter of 1998 after experiencing an increase of $2,981,000 in the first quarter of 1998. The growth in the second quarter of 1998 was due to almost $2,992,000 of growth in noninterest-bearing and interest-bearing demand deposit accounts, in contrast to the first quarter of 1998 when these two deposit types decreased $1,274,000. Certificates of deposit also experienced a change between the first two quarters of 1998 as total certificates declined $914,000 in the second quarter of 1998 after increasing $4,154,000 in the prior quarter. The Registrant's management believes that the demand deposit growth in the second quarter of 1998 resulted in part from emphasis of development of commercial checking relationships along with growth in new demand deposit account types introduced in early 1998. Part of the reason for the decline in certificate of deposit growth was a reduction of $2,279,000 in national market certificates from March 31, 1998 to June 30, 1998. This was caused by the maturation of a greater number of certificates in May of 1998 that were not renewed. Growth in large local market certificates of deposit was also lower in the second quarter of 1998 than in the previous quarter.

The Bank's management plans to continue to emphasize growth in core deposits (deposits obtained in its local market areas) in the remainder of 1998. Management plans to use interest rate promotions and new products to attempt to stimulate the growth. Management anticipates it will use federal funds purchased, repurchase agreements, national market certificates of deposit, and Federal Home Loan Bank advances to supplement core deposit growth.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $273,000 in the second quarter of 1998 and has increased $557,000 since the end of 1997. Equity growth in 1998 resulted from retained earnings and proceeds from the sale of stock to the Bank's 401(k) and Employee Stock Ownership Plan. There was also a small increase in the balance of unrealized gains and losses on securities.

Total shareholders' equity as a percentage of assets was 9.91% as of June 30, 1998, compared to 10.06% as of March 31, 1998 and 9.94% as of December 31, 1997. The limited amount of change in this percentage in 1998 documents that shareholders' equity and assets have grown at approximately the same rate. The Registrant's management plans to decrease the equity to assets ratio to more effectively use shareholders' equity. This can be accomplished through asset growth or by capital reduction. At its July 1998 meeting, the Registrant's Board of Directors authorized management to purchase up to 50,000 shares of the Registrant's common stock. The Registrant may use some of the purchased shares to decrease its equity to asset ratio. The Registrant also plans to use purchased shares for its employee benefit plans and stock dividends.

Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at June 30, 1998.

CAPITAL RESOURCES

The Bank plans to open two new branches in the late third quarter or early fourth quarter of 1998. The facilities for the two branches will be leased. However, equipment and leasehold improvements will be needed for these branches. The Bank's management anticipates that the cost of this equipment and improvements will range between $250,000 and $300,000. As was stated above, the Registrant may use some of its capital resources to purchase its common stock. The Bank's management is not currently aware of any other significant uses of capital resources.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents decreased $1,565,000 in the second quarter of 1998 after increasing $1,189,000 in the first quarter of 1998. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $28,286,000 at the one-year repricing point as of June 30, 1998. This placed the ratio of rate-sensitive assets to rate-sensitive liabilities at such repricing point at 69% as of June 30, 1998, compared to 77% at March 31, 1998 and 76% as of December 31, 1997. The decrease in the ratio from March 31, 1998 to June 30, 1998 resulted from asset growth in the 1-to-5 year repricing category that was funded by shorter-term liabilities. In July 1998, $4,000,000 of maturing Federal Home Loan Bank advances were replaced by an equal amount in the 1-to-5 year repricing category. If this had occurred prior to June 30, 1998, the ratio as of June 30, 1998 would have been 72%.

The negative cumulative gap as of the dates indicated was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. However, the Bank's management believes that these types of accounts may not be as sensitive to changes in interest rates in the short term as Table 3 indicates since management can control the timing or extent of the change in rates on these deposits. For the remainder of 1998, management will determine the rates it will pay on deposits based on rates paid by competitors and the Bank's need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule

                                                                AS OF JUNE 30, 1998
                                         ---------------------------------------------------------------
                                         0 - 3          3 - 12          1 - 5        OVER
                                         MONTHS         MONTHS          YEARS       5 YEARS        TOTAL
                                         ------         ------          -----       -------        -----
                                                               (Dollars in thousands)
Assets
   Loans                                $ 37,973       $ 18,790       $ 66,456      $ 10,207      $133,426
   Interest-bearing deposits
      with banks                               5              0              0             0             5
   Taxable securities                      3,188          2,109          6,341           354        11,992
   Nontaxable securities                     296            658          3,050         4,842         8,846
                                        --------       --------       --------      --------      --------
      Rate-sensitive assets               41,462         21,557         75,847        15,403       154,269

Liabilities
   Interest-bearing transaction
      accounts                            23,608              0              0             0        23,608
   Savings deposits                        8,354              0              0             0         8,354
   Time deposits                          15,676         30,124         20,108           138        66,046
   Federal funds purchased and
      repurchase agreements                4,632              0              0             0         4,632
   Federal Home Loan Bank
      advances                             4,395          4,291         16,441         1,029        26,156
   Secured loan borrowings                    33            192            565             0           790
                                        --------       --------       --------      --------      --------

      Rate-sensitive liabilities          56,698         34,607         37,114         1,167       129,586
                                        --------       --------       --------      --------      --------






Rate-sensitive assets less
   rate-sensitive liabilities:

   Asset (liability) gap
      for the period                    $(15,236)      $(13,050)      $ 38,733      $ 14,236      $ 24,683
                                        ========       ========       ========      ========      ========

   Cumulative asset
      (liability) gap                   $(15,236)      $(28,286)      $ 10,447      $ 24,683
                                        ========       ========       ========      ========

   Cumulative rate-
      sensitive assets as a
      percentage of
      cumulative rate-
      sensitive liabilities                73.13%         69.02%        108.13%       119.05%
                                        ========       ========       ========      ========

                     PART II.  OTHER INFORMATION


Item 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

On April 30, 1998, the Registrant's shareholders approved an amendment to the Registrant's Restated Articles of Incorporation increasing the number of authorized shares of Common Stock, no par value per share ("Common Stock"), from 1 million to 2 million shares.

All of the additional shares resulting from the increase in the Registrant's authorized Common Stock are of the same class, with the same dividend, voting and liquidation rights, as the shares of Common Stock previously outstanding.

The newly authorized shares are unreserved and available for issuance. No further shareholder authorization is required prior to the issuance of such shares by the Registrant. Shareholders have no preemptive rights to acquire shares issued by the Registrant under its Restated Articles of Incorporation, and shareholders did not acquire any such rights with respect to such additional shares under the amendment to the Registrant's Restated Articles of Incorporation. Under some circumstances, the issuance of additional shares of Common Stock could dilute the voting rights, equity and earnings per share of existing shareholders.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 30, 1998, the Annual Meeting of Shareholders of the
Registrant was held. The following directors were elected by the shareholders to serve for three-year terms to expire at the Annual Meeting to be held in the year 2001:

                                                                    BROKER
                              VOTES FOR       VOTES WITHHELD       NON-VOTES
                              ---------       --------------       ---------
Frank G. Berris                408,652             2,281               0
Lawrence D. Bradford           407,652             2,281               0
Lewis G. Emmons                401,114             9,819               0
Stuart Goodfellow              409,587             1,346               0

Directors Jae M. Maxfield, Jon E. Pike, and Linda R. Pitsch have terms of office that continue until the 1999 Annual Meeting. The terms of directors William F. Cutler, Jr., L. Edmond Eary, Jr., M.D., and Andrew W. Zamiara continue through the 2000 Annual Meeting, although Dr. Eary subsequently retired from the Board on July 15, 1998.

At that meeting, the shareholders also approved and adopted an amendment to the Restated Articles of Incorporation. The Restated Articles of Incorporation were amended to increase the authorized shares of the Registrant's common stock from 1,000,000 shares to 2,000,000 shares. A total of 405,978 shares were voted for the proposal, 768 shares were voted against the proposal, 4,187 shares abstained from voting and there were 0 broker non-votes.

Item 5.  OTHER INFORMATION

At a meeting held on July 15, 1998, the Registrant's Board of Directors authorized management, in its discretion, to purchase up to 50,000 shares of the Registrant's Common Stock. The Registrant anticipates that these shares will be purchased in a systematic program of open market or privately negotiated purchases. The purchased shares will be reserved for later reissue in connection with potential future stock dividends, employee benefit plans, and other general corporate purposes.

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

       27       Financial Data Schedule.

      2. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1998.

                              SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICEONE FINANCIAL SERVICES, INC.




Date August 13, 1998          /S/ JAE M. MAXFIELD
                              Jae M. Maxfield
                              President and Chief Executive Officer




Date August 13, 1998          /S/ THOMAS L. LAMPEN
                              Thomas L. Lampen
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)

                          INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS
     ------                           ---------

       3.1      Amended and Restated Articles of Incorporation of the
                Registrant.

       3.2 Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant=s Form 10-KSB Annual Report for its fiscal year ended December 31, 1993. Here incorporated by reference.

       27       Financial Data Schedule.