Form 10QSB
period 1998-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 1998-11-16
CIK 803164

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

As of October 31, 1998, the Registrant had outstanding 1,054,310 shares of Common Stock.

Transitional Small Business Disclosure Format (check one):  Yes ____   No _ X_

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    ChoiceOne Financial Services, Inc.

                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                         1998                 1997
                                                                   ----------------     ----------------
ASSETS
   Cash and due from banks                                         $      3,518,000     $      3,769,000
   Securities available for sale                                         20,819,000           19,942,000
   Loans, net                                                           138,093,000          126,209,000
   Premises and equipment, net                                            3,843,000            3,663,000
   Other assets                                                           2,416,000            2,746,000
                                                                   ----------------     ----------------
      Total assets                                                 $    168,689,000     $    156,329,000
                                                                   ================     ================
LIABILITIES
   Deposits - noninterest-bearing                                  $     14,382,000     $     13,464,000
   Deposits - interest-bearing                                          105,114,000           94,028,000
   Federal funds purchased and repurchase agreements                      4,902,000            2,060,000
   Federal Home Loan Bank advances                                       25,761,000           26,114,000
   Secured loan borrowings                                                  733,000              878,000
   Other liabilities                                                      1,511,000            4,248,000
                                                                   ----------------     ----------------
      Total liabilities                                                 152,403,000          140,792,000

SHAREHOLDERS' EQUITY
   Preferred stock; shares authorized: 100,000; shares
      outstanding: none                                                           0                    0
   Common stock and paid-in capital;
      shares authorized: 2,000,000; shares outstanding:
      1,070,558 at September 30, 1998 and 537,015 at
      December 31, 1997                                                  12,272,000           12,375,000
   Retained earnings                                                      3,733,000            2,994,000
   Unrealized gains and losses on securities                                281,000              168,000
                                                                   ----------------     ----------------
      Total shareholders' equity                                         16,286,000           15,537,000
                                                                   ----------------     ----------------
      Total liabilities and shareholders' equity                   $    168,689,000     $    156,329,000
                                                                   ================     ================

See accompanying notes to consolidated financial statements.

                  ChoiceOne Financial Services, Inc.

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                       -------------------------------       -------------------------------
                                            1998             1997                1998             1997
                                       --------------    -------------       -------------    --------------
INTEREST INCOME
   Loans, including fees               $    3,294,000    $   2,922,000       $   9,488,000    $    8,191,000
   Securities
      Taxable                                 178,000          209,000             563,000           636,000
      Nontaxable                              117,000          118,000             318,000           370,000
   Other                                        1,000            6,000              17,000             7,000
                                       --------------    -------------       -------------    --------------
         Total interest income              3,590,000        3,255,000          10,386,000         9,204,000

INTEREST EXPENSE
   Deposits                                 1,244,000        1,152,000           3,620,000         3,123,000
   Federal Home Loan Bank
      advances                                418,000          406,000           1,253,000         1,204,000
   Other                                       89,000           77,000             197,000           255,000
                                       --------------    -------------       -------------    --------------
         Total interest expense             1,751,000        1,635,000           5,070,000         4,582,000
                                       --------------    -------------       -------------    --------------
NET INTEREST INCOME                         1,839,000        1,620,000           5,316,000         4,622,000
PROVISION FOR LOAN LOSSES                     150,000           90,000             605,000           404,000
                                       --------------    -------------       -------------    --------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                1,689,000        1,530,000           4,711,000         4,218,000

NONINTEREST INCOME
   Customer service fees                      125,000          115,000             376,000           323,000
   Insurance commission income                212,000          242,000             650,000           673,000
   Mortgage loan sales
      and servicing                            80,000           42,000             266,000            97,000
   Other income                                21,000           65,000             167,000           134,000
                                       --------------    -------------       -------------    --------------
         Total noninterest income             438,000          464,000           1,459,000         1,227,000

NONINTEREST EXPENSE
   Salaries and benefits                      747,000          757,000           2,241,000         1,863,000



   Occupancy expense                          240,000          241,000             683,000           627,000
   Other expense                              480,000          421,000           1,311,000         1,204,000
                                       --------------    -------------       -------------    --------------
         Total noninterest expense          1,467,000        1,419,000           4,235,000         3,694,000
                                       --------------    -------------       -------------    --------------
INCOME BEFORE INCOME TAX                      660,000          575,000           1,935,000         1,751,000
INCOME TAX EXPENSE                            186,000          131,000             560,000           482,000
                                       --------------    -------------       -------------    --------------
NET INCOME                             $      474,000    $     444,000       $   1,375,000    $    1,269,000
                                       ==============    =============       =============    ==============
BASIC EARNINGS PER SHARE AND
   EARNINGS PER COMMON SHARE
   ASSUMING DILUTION                   $          .44    $         .41       $        1.28    $         1.18
                                       ==============    =============       =============    ==============




See accompanying notes to consolidated financial statements.

                  ChoiceOne Financial Services, Inc.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              (Unaudited)

                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                       -------------------------------       -------------------------------
                                            1998             1997                1998             1997
                                       --------------    -------------       ------------     --------------
Net income                             $      474,000    $     444,000       $   1,375,000    $    1,269,000

Other comprehensive income,
   net of tax
      Change in unrealized gains
         and losses on securities             106,000           72,000             113,000            44,000
                                       --------------    -------------       -------------    --------------

Comprehensive income                   $      580,000    $     516,000       $   1,488,000    $    1,313,000
                                       ==============    =============       =============    ==============





















See accompanying notes to consolidated financial statements.

                  ChoiceOne Financial Services, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ---------------------------------
                                                                               1998               1997
                                                                         --------------     --------------
Cash flows from operating activities:
   Net income                                                            $    1,375,000     $    1,269,000
   Reconciling items:
      Net amortization on securities                                            112,000             56,000
      Net gain on sales of loans                                               (166,000)           (22,000)
      Loans originated for sale                                             (13,817,000)        (2,634,000)
      Proceeds from loan sales                                               14,988,000          2,632,000
      Provision for loan losses                                                 605,000            404,000
      Depreciation                                                              297,000            290,000
      Other non-cash credits                                                    (40,000)                 0
      Deferred income tax expense/(benefit)                                     (50,000)            41,000
      Changes in:
         Interest receivable and other assets                                   287,000           (728,000)
         Interest payable and other liabilities                              (2,737,000)           (85,000)
                                                                         --------------     --------------

            Net cash provided by operating activities                           854,000          1,223,000

Cash flows from investing activities:
   Securities available for sale:
      Purchases                                                              (4,923,000)          (569,000)
      Principal payments                                                      4,130,000          1,897,000
   Net change in loans                                                      (14,937,000)       (16,454,000)
   Loans sold                                                                 2,885,000          1,490,000
   Loans purchased                                                           (1,392,000)                 0
   Premises and equipment expenditures, net                                    (477,000)          (932,000)
                                                                         --------------     --------------
            Net cash used in investing activities                           (14,714,000)       (14,568,000)

Cash flows from financing activities:
   Net change in deposits                                                    12,004,000         10,040,000
   Change in federal funds purchased and repurchase
      agreements                                                              2,842,000          2,305,000
   Proceeds from Federal Home Loan Bank advances                              7,500,000                  0
   Payments on Federal Home Loan Bank advances                               (7,853,000)          (453,000)
   Proceeds from secured loan borrowings                                              0          1,656,000

   Payments on secured loan borrowings                                         (145,000)          (490,000)
   Sale of common stock                                                          80,000                  0
   Purchase of common stock                                                    (173,000)            (9,000)
   Cash dividends and fractional shares from stock dividends                   (646,000)          (579,000)
                                                                         --------------     --------------
            Net cash provided by financing activities                        13,609,000         12,470,000
                                                                         --------------     --------------
Net change in cash and cash equivalents                                        (251,000)          (875,000)
Beginning cash and cash equivalents                                           3,769,000          4,952,000
                                                                         --------------     --------------
Ending cash and cash equivalents                                         $    3,518,000     $    4,077,000
                                                                         ==============     ==============
Cash paid for interest                                                   $    5,019,000     $    4,489,000
Cash paid for income taxes                                                      690,000            460,000
Loans transferred to other real estate                                                0            338,000




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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1998 and September 30, 1997, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1998 and September 30, 1997. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

A 5% stock dividend was declared on February 11, 1998. The stock dividend was paid on March 31, 1998 to shareholders of record on March 16, 1998. The Registrant also declared a two-for-one stock split on February 11, 1998. The stock split was paid on May 22, 1998 to shareholders of record on April 30, 1998. Approximately 1,882 shares of common stock were sold by the Registrant to the Bank's 401(k) savings and retirement plan on March 16, 1998. The Registrant's Board of Directors approved a stock repurchase plan at its July 1998 meeting. A maximum of 50,000 shares can be purchased under the terms of the plan. A total of 6,908 shares were purchased in the third quarter of 1998. A 6% stock dividend was declared by the Registrant on April 16, 1997. The stock dividend was paid on May 16, 1997 to shareholders of record on April 29, 1997.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 6% stock dividend paid in May 1997, the 5% stock dividend paid in March 1998, and the two-for-one stock split paid in May 1998. The weighted average number of shares outstanding was 1,076,474 for the third quarter of 1998, 1,076,229 for the first nine months of 1998, 1,074,030 for the third quarter of 1997, and 1,074,190 for the first nine months of 1997.

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

NOTE 2 - SECURITIES

The amortized cost and fair value of securities as of September 30, 1998 and December 31, 1997 were as follows:

                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                           COST              GAINS            LOSSES             VALUE
                                      --------------      ------------     ------------     ---------------
SECURITIES AVAILABLE FOR SALE
SEPTEMBER 30, 1998
U.S. Treasuries and
   U.S. Government agencies           $     2,754,000     $    16,000      $          0     $     2,770,000
States and municipalities                   9,504,000         411,000                 0           9,915,000
Mortgage-backed securities                  5,155,000          33,000           (38,000)          5,150,000
Other securities                            2,982,000           2,000                 0           2,984,000
                                      ---------------     -----------      ------------     ---------------

   Total                              $    20,395,000     $   462,000      $    (38,000)    $    20,819,000
                                      ===============     ===========      ============     ===============

                                         AMORTIZED        UNREALIZED        UNREALIZED           FAIR
                                           COST              GAINS            LOSSES             VALUE
                                      -------------      -----------       -----------      -------------
DECEMBER 31, 1997
U.S. Treasuries and
   U.S. Government agencies           $     3,259,000     $     7,000      $     (2,000)    $     3,264,000
States and municipalities                   7,458,000         232,000            (4,000)          7,686,000
Mortgage-backed securities                  6,005,000          32,000           (12,000)          6,025,000
Other securities                            2,966,000           1,000                 0           2,967,000
                                      ---------------     -----------      ------------     ---------------
   Total                              $    19,688,000     $   272,000      $    (18,000)    $    19,942,000
                                      ===============     ===========      ============     ===============

There were no securities classified as held to maturity as of September 30, 1998 or December 31, 1997.

There were no sales of securities for the nine months ended September 30, 1998 and 1997.

For the nine months ended September 30, 1998, the net unrealized holding gain on securities available for sale increased by $171,000 resulting in a net unrealized gain of $424,000 on securities available for sale as of September 30, 1998, before any deferred tax effect.

The fair values of securities pledged as collateral at September 30, 1998 and December 31, 1997 were as follows:

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                           1998                  1997
                                                                     ---------------        --------------
Securities sold under agreements to repurchase                        $    2,302,000        $    2,259,000
Public deposits                                                              504,000               505,000
                                                                      --------------        --------------
Total                                                                 $    2,806,000        $    2,764,000
                                                                      ==============        ==============


NOTE 3 - LOANS

Loans at June 30, 1998 and December 31, 1997 were classified as follows:

                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1998                  1997
                                                                 ----------------      ----------------
Commercial                                                       $     53,123,000      $     43,546,000
Agricultural                                                            8,774,000             9,350,000
Real estate mortgage - construction                                     2,719,000             2,499,000
Real estate mortgage - residential                                     44,678,000            43,715,000
Consumer                                                               30,606,000            28,666,000
                                                                 ----------------      ----------------
Total loans before allowance for loan losses                          139,900,000           127,776,000
Less allowance for loan losses                                          1,807,000             1,567,000
                                                                 ----------------      ----------------
Loans, net                                                       $    138,093,000      $    126,209,000
                                                                 ================      ================

Loans pledged for borrowings at September 30, 1998 and December 31, 1997 were as follows:

                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                       1998                  1997
                                                                 ----------------      ----------------
Residential real estate mortgages pledged for
   Federal Home Loan Bank advances                               $     41,617,000      $     39,505,000
Commercial loans pledged for secured loan borrowings                      733,000               878,000
                                                                 ----------------      ----------------
Total                                                            $     42,350,000      $     40,383,000
                                                                 ================      ================

Loans held for sale included $3,266,000 of residential real estate mortgage loans at September 30, 1998. Loans held for sale were accounted for at the lower of aggregate cost or market value.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   -----------------------------------
                                                                         1998                1997
                                                                   --------------       --------------
Balance at beginning of period                                     $    1,567,000       $    1,487,000

Provision charged to operating expense                                    605,000              404,000
Recoveries credited to the allowance                                       56,000               51,000
Loans charged-off                                                        (421,000)            (399,000)
                                                                   --------------       --------------

Balance at end of period                                           $    1,807,000       $    1,543,000
                                                                   ==============       ==============

Information regarding impaired loans as of September 30, 1998 and December 31, 1997 follows:

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1998                 1997
                                                                  --------------        ------------
Loans with no allowance allocated                                 $    2,040,000        $    780,000
Loans with allowance allocated                                           513,000             152,000
Amount of allowance for loan losses allocated                            200,000              86,000

Information regarding impaired loans for the nine months ended
September 30, 1998 and 1997 follows:

                                                                       1998                  1997
                                                                  --------------       -------------
Average balance during the period                                 $   2,264,000         $    760,000
Interest income recognized thereon                                      213,000               21,000
Cash-basis interest income recognized                                   210,000               17,000

NOTE 5 - CERTIFICATES OF DEPOSIT

As of September 30, 1998, certificates of deposit included $7,524,000 obtained from a national time deposit rate service. The weighted average interest rate on these deposits was 5.88%. Approximately $6,630,000 of the deposits had maturities of one year or less, while the remainder had a maximum maturity of two years.


NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 1998 and 1997 was as follows:

                                                                        1998                  1997
                                                                   --------------        --------------
Supplies and postage                                               $      193,000        $      171,000
Legal and professional                                                    143,000               176,000
Advertising and marketing                                                 117,000                74,000
Computer processing                                                       114,000               117,000
State single business tax expense                                          95,000                71,000
Telephone                                                                  73,000                55,000
Training and seminars                                                      38,000                62,000
Other                                                                     538,000               478,000
                                                                   --------------        --------------
   Total                                                           $    1,311,000        $    1,204,000
                                                                   ==============        ==============


NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the nine months ended
September 30, 1998 and 1997 were as follows:

                                                                          1998                1997
                                                                     ------------         ------------
Current income tax expense                                           $    610,000         $    441,000
Deferred income tax expense                                              (108,000)              18,000
                                                                     ------------         ------------
   Total expense attributable to operations                               502,000              459,000

Deferred expense allocated to other comprehensive
   income items:
   Unrealized gains and losses on securities                               58,000               23,000
                                                                     ------------         ------------
   Total income tax expense                                          $    560,000         $    482,000
                                                                     ============         ============

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at September 30, 1998 and December 31, 1997 were as follows:

                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                       1998                 1997
                                                                   ------------         ------------
Deferred tax assets:
   Allowance for loan losses                                       $    510,000         $    456,000
   Deferred compensation                                                 54,000               60,000
   Postretirement benefits obligation                                    53,000               50,000
   Deferred loan fees                                                    24,000               49,000
   Other                                                                 85,000               65,000
                                                                   ------------         ------------
      Total deferred tax assets                                         726,000              680,000

Deferred tax liabilities:
   Depreciation                                                         215,000              185,000
   Unrealized appreciation on securities available
      for sale                                                          144,000               43,000
   Other                                                                 53,000              195,000
                                                                   ------------         ------------
      Total deferred tax liabilities                                    412,000              423,000
                                                                   ------------         ------------
      Net deferred tax asset                                       $    314,000         $    257,000
                                                                   ============         ============



A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at September 30, 1998 or December 31, 1997.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
         RISK

Noninterest-bearing deposits totaling approximately $2,285,000 were held at NBD Bank, N.A. at September 30, 1998.

As of September 30, 1998, the Registrant had outstanding commitments to make loans totaling $20,595,000, the majority of which have variable interest rates. The Registrant had outstanding approximately $3,906,000 in unused lines of credit and $63,000 in letters of credit at September 30, 1998.

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. In addition, the statements under the caption "Year 2000 Readiness Disclosure" are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances and issues, including Year 2000 issues; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding
forward-looking statement.   Furthermore, the Registrant undertakes no
obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income increased $30,000 or 7% in the third quarter of 1998 compared to the same period in 1997 and has risen $106,000 or 8% in the first nine months of 1998 compared to the first nine months of the prior year. The increase in net income was due to higher net interest income and noninterest income, the effect of which was offset by growth in the provision for loan losses and noninterest expense.

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

Approximately 80% of the increase in net interest income in 1998 was caused by growth in average interest-earning assets. A larger spread between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities also contributed to growth in net interest income. The change in noninterest income was primarily caused by a significant increase in mortgage loan sales and servicing income. Gains on sales of mortgages have been higher in 1998 due to a greater amount of mortgage refinancings occurring in the first three quarters of 1998 than in the same period in the prior year. The increase in the Registrant's loan portfolio caused the Registrant's management to believe a larger provision for loan losses was prudent in 1998. Most of the change in noninterest expense in the first nine months of 1998 compared to the same period in 1997 was primarily due to higher salaries and benefits. The growth in salaries and benefits was caused in part by higher commissions paid to commission-based personnel and higher incentive bonus expense.

The return on average assets was 1.14% for the first nine months of 1998, compared to 1.17% for the same period in 1997. The return on average shareholders' equity was 11.52% for the first three quarters of 1998, compared to 11.45% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the third quarter of 1998 were $215,000, or $.20 per common share, which represents a $.01 per share or 5% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first nine months of 1998 were $636,000 or $.59 per share, which was $.05 per share or 9% greater than the dividends paid in the same period in 1997. The cash dividend payout percentage in the first nine months of 1998 was 46.29%, compared to 45.55% in the same period of 1997. The Registrant declared a 6% stock dividend on April 16, 1997, a 5% stock dividend on February 11, 1998 and a two-for-one stock split on February 11, 1998.

The stock dividends were paid on May 16, 1997 and March 31, 1998, respectively. The two-for-one stock split was paid on May 22, 1998. The cash dividend per share amounts for both 1998 and 1997 have been adjusted for the effect of the stock dividends and stock split.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 1998 and September 30, 1997. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

                                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------------------------------------------------------------------
                                                         1998                                                  1997
                                      ----------------------------------------              -------------------------------------
                                       AVERAGE                        AVERAGE                 AVERAGE                     AVERAGE
                                       BALANCE       INTEREST          RATE                   BALANCE       INTEREST       RATE
                                       -------       --------        --------                 -------       --------      -------
                                                                         (Dollars in Thousands)
Assets
   Loans <F1>                         $  130,413      $  9,504            9.72%            $   115,944       $  8,213      9.44%
   Taxable securities <F2>                12,486           563            6.01                  12,859            636      6.59
   Nontaxable securities <F1><F2>          8,574           481            7.48                   9,496            560      7.86
   Other                                     464            17            4.89                     218              7      4.28
                                      ----------      --------                             -----------       --------
      Interest-earning assets            151,937        10,565            9.27                 138,517          9,416      9.06
                                                      --------                                               --------
   Noninterest-earning assets              9,241                                                 6,891
                                      ----------                                           -----------
      Total assets                    $  161,178                                           $   145,408
                                      ==========                                           ===========
Liabilities and shareholders' equity
   Interest-bearing transaction
      accounts                        $   23,745           605            3.40             $    22,065            527      3.18
   Savings deposits                        8,283           111            1.79                   8,973            123      1.83
   Time deposits                          66,456         2,904            5.83                  56,665          2,473      5.82
   Federal Home Loan Bank advances        26,362         1,253            6.34                  25,260          1,204      6.36
   Other                                   4,543           197            5.78                   6,212            255      5.47
                                      ----------      --------                             -----------       --------
      Interest-bearing liabilities       129,389         5,070            5.22                 119,175          4,582      5.13
                                                      --------            ----                               --------      ----
   Demand deposits                        13,336                                                11,157
   Other noninterest-bearing
      liabilities                          2,496                                                   217
   Shareholders' equity                   15,957                                                14,859
                                      ----------                                           -----------
      Total liabilities and
         shareholders' equity         $  161,178                                           $   145,408
                                      ==========                                           ===========
Net interest income (tax-equivalent
   basis) - interest spread                              5,495            4.05%                                 4,834     3.93%
                                                                          ====                                            ====
Tax equivalent adjustment <F1>                            (179)                                                  (212)
                                                      --------                                               --------
Net interest income                                   $  5,316                                               $  4,622
                                                      ========                                               ========

Net interest income as a percentage
   of earning assets (tax-equivalent
   basis)                                                                4.82%                                            4.65%
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

Table 2 - Changes in Tax Equivalent Net Interest Income

                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------
                                                                            1998 OVER 1997
                                                                            --------------
                                                                TOTAL            VOLUME            RATE
                                                                -----            ------            ----
                                                                         (Dollars in Thousands)
Increase (decrease) in interest income <F1>
   Loans <F2>                                                 $   1,291        $  1,045         $    246
   Taxable securities                                               (73)            (18)             (55)
   Nontaxable securities <F2>                                       (79)            (53)             (26)
   Other                                                             10               9                1
                                                              ---------        --------         --------
      Net change in tax-equivalent income                         1,149             983              166


Increase (decrease) in interest expense <F1>
   Interest-bearing transaction accounts                             78              41               37
   Savings deposits                                                 (12)             (9)              (3)
   Time deposits                                                    431             428                3
   Federal Home Loan Bank advances                                   49              53               (4)
   Other                                                            (58)            (72)              14
                                                              ---------        --------         --------
      Net change in interest expense                                488             441               47
                                                              ---------        --------         --------
      Net change in tax-equivalent
         net interest income                                  $     661        $    542         $    119
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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $661,000 in the first nine months of 1998 compared to the same period of 1997. The increase was primarily caused by growth in the Registrant's loan portfolio. A smaller portion of the increase in net interest income was due to a widening of the Registrant's interest rate spread. Average loans were $14,469,000 higher in the first nine months of 1998 than the comparable period in the prior year. This growth caused interest income from loans to be $1,045,000 higher in the first three quarters of 1998. The other interest-earning asset categories did not experience significant changes between 1998 and 1997.

The average balance of time deposits experienced the most significant change among the interest-bearing liability categories from 1997 to 1998. The average balance of time deposits increased $9,791,000 from the first nine months in 1997 to the same period in 1998. Approximately $2,600,000 of the growth was caused by deposits obtained from a national rate service. The Bank began using the national rate service in the second quarter of 1997. The remainder of the time deposit growth was obtained from customers within the Bank's local market areas. The increase in the average balance of interest-bearing transaction accounts was caused by deposit growth and the introduction of new types of accounts. The decrease in other interest-bearing liabilities was due to a lower average balance of federal funds purchased in the first nine months of 1998 than in the same period in 1997.

Table 1 shows that the net interest income spread was 4.05% for the first nine months of 1998, compared to 3.93% for the same period of the prior year. The increase in the net interest income spread was caused by a 21-basis-point increase in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities went up only 9 basis points. The increase in the average rate earned on interest-earning assets was caused by a 28-basis-point increase in the average rate earned on loans. Approximately 17 basis points of the loan increase was caused by a $194,000 increase in loan fees in the first three quarters of 1998 compared to the same period in 1997. The growth in loan fees was primarily caused by a higher level of mortgage refinancings occurring in 1998 than in 1997. The level of mortgage refinancings was lower in the second and third quarters of 1998 than in the first quarter of the year. However, decreases in long-term mortgage rates in late September and early October of 1998 appear to have stimulated further mortgage activity. Therefore, management anticipates that the higher level of loan fees will continue through the end of 1998. The increase in the average rate paid on interest-bearing liabilities resulted from a higher proportion of time deposits to total deposits and a higher rate paid on interest-bearing transaction accounts. The higher proportion of time deposits to total deposits would cause the overall rate on liabilities to rise since time deposits carry one of the higher average interest rates. The higher rate paid on transaction accounts in 1998 was caused by the competitive interest rate environment on this type of account and the Bank's introduction of new accounts in this category in 1998 that carried higher interest rates.

Short-term interest rates decreased in late September and mid-October of 1998. This will cause the interest rate that the Bank would earn on variable rate loans to decrease, which would negatively impact interest income. The Bank's management believes the Bank is positioned to be able to lower the rates it pays on certain of its deposit accounts to lessen the impact on net interest income. While this decrease in short-term market interest rates may impact net interest income in the fourth quarter of 1998, it is not anticipated that the decrease will be significant.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $264,000 from December 31, 1997 to September 30, 1998. The allowance was 1.29% of total loans at September 30, 1998, compared to 1.23% at December 31, 1997. The allowance for loan losses as a percentage of nonperforming loans was 210% as of September 30, 1998, compared to 130% as of the end of 1997. The provision for loan losses was $60,000 greater in the third quarter of 1998 than in the same period of 1997 and $201,000 greater in the first nine months of 1998 compared to the same period in 1997. The higher provision for loan losses was believed prudent in the first three quarters of 1998 due to the increase in the Registrant's loan portfolio since the end of 1997.

Chargeoffs and recoveries for those loan categories with activity in the nine-month periods ended September 30, 1998 and 1997 were as follows:

                                                 1998                                   1997
                                    -----------------------------          ------------------------------
                                    CHARGEOFFS         RECOVERIES          CHARGEOFFS          RECOVERIES
                                    -----------       -----------          ----------         -----------
Commercial                          $  172,000         $   1,000           $  180,000         $   13,000
Agricultural                                 0                 0                7,000                  0
Real estate mortgage -
    residential                              0                 0                5,000                  0
Consumer                               249,000            55,000              207,000             38,000
                                    ----------         ---------           ----------         ----------
                                    $  421,000         $  56,000           $  399,000         $   51,000
                                    ==========         =========           ==========         ==========


The increase in consumer loan chargeoffs from the first nine months of 1997 to the same period in 1998 resulted from a combination of small chargeoffs. The amount of chargeoffs that the Bank will experience in the remainder of 1998 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As growth in the loan portfolio occurs, management believes chargeoffs may increase as a result of the higher total balance of loans. The provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary as chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1998.

NONINTEREST INCOME

Total noninterest income decreased $26,000 in the third quarter of 1998 and has grown $232,000 in the first nine months of 1998 compared to the same periods in 1997. Mortgage loan sales and servicing income has increased significantly in 1998 compared to 1997. Most of the increase was due to higher gains on sales of fixed-rate mortgages.
The level of gains on sales was higher in 1998 because more refinancing activity occurred in 1998 than in 1997. A decrease of 50 to 75 basis points in long-term mortgage rates from October 1, 1997 to September 30, 1998 caused the high level of refinancing activity in 1998. Most borrowers have refinanced into long-term fixed rate mortgages. The Bank has sold almost all of these in the secondary market. The increase in mortgage loans sales and servicing activity was offset in the third quarter of 1998 by lower commission income from the Bank's Insurance Agency and Travel Agency and from sales of investment products.

NONINTEREST EXPENSE

Total noninterest expense increased $48,000 in the third quarter of 1998 compared to the same quarter in 1997 and has grown $541,000 in the first nine months of 1998 compared to the same period in 1997. Salaries and benefits expense decreased $10,000 in the third quarter of 1998 compared to the same quarter in 1997. Approximately $114,000 of retirement expenses were recorded in the third quarter of 1997; no expense was recorded in the third quarter of 1998 since the Bank plans to use excess plan assets from its terminated pension plan to fund retirement benefits in 1998. The decrease in retirement expenses was partially offset by an increase in incentive bonus expense. Salaries and benefits expense increased $378,000 in the first nine months of 1998 compared to the same period in 1997. Approximately one half of the increase resulted from higher commissions paid to commission-based personnel and higher incentive bonus expense in 1998 than in 1997. In addition, the results of the first nine months of 1997 included a $152,000 gain recognized on the curtailment of the pension plan which was partially offset by $96,000 of funding of the Bank's 401(k) plan expense from operations.

Occupancy expense decreased $1,000 in the third quarter of 1998 compared to the same quarter in 1997 and has increased $56,000 in the first nine months of 1998 compared to the same period in 1997. The growth in 1998 was primarily due to increased expense from rental of leased facilities. Other noninterest expense increased $59,000 in the third quarter of 1998 compared to the same quarter in 1997 and has grown $107,000 in the first nine months of 1998 compared to the same period in 1997. Advertising, marketing and customer relations expenses rose $78,000 in the third quarter of 1998 and $89,000 in the first nine months of 1998 when compared to the same periods in the prior year. Increases in these expenses in 1998 were due to more advertising and marketing of the Bank and its subsidiaries and their products and expenses related to the Bank's 100th Anniversary celebrated in August 1998.

The Bank opened a new branch office in September 1998 and plans to open one more new branch office before the end of 1998. Anticipated expenses related to these new offices would also cause increases in noninterest expense.

SECURITIES

The balance of total securities decreased $19,000 in the third quarter of 1998 and has increased $877,000 since the end of 1997. Securities issued by states and municipalities has been the only security category to experience significant growth in 1998. These securities were purchased because of their higher yield over other security categories. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first three quarters of 1998 and plans to continue to do so in the remainder of 1998. The securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

LOANS

Total loans grew $6,474,000 in the third quarter of 1998, which continued the growth experienced in the second quarter of 1998. Commercial loans grew $4,303,000 in the third quarter of 1998 after increasing $5,274,000 in the first two quarters of 1998. The Registrant's management believes that the continued growth in the third quarter of 1998 was achieved by its officer calling program and by competitive interest rates. The balance of residential real estate mortgage loans has experienced little change in the third quarter and first nine months of 1998. However, this does not reflect the significant increase in mortgage loan activity in 1998 compared to 1997. As a result of declines in long-term interest rates in 1998, the level of mortgage refinancings has increased greatly in 1998 over 1997. The Bank received mortgage applications for almost $38,000,000 in the first nine months of 1998, compared to just over $19,000,000 in the same period in 1997. The majority of borrowers who refinanced their mortgages in 1998 obtained long-term fixed rate mortgages. The Bank retained a limited number of this type of mortgage in its portfolio; most long-term fixed rate mortgages were sold into the secondary market. Consumer loans grew $947,000 in the third quarter of 1998 and have increased $1,940,000 in the first nine months of 1998. Part of the growth in the third quarter of 1998 was due to a loan promotion held as part of the Bank's anniversary celebration.
The other loan categories have experienced small fluctuations in the first three quarters of 1998.

Loan growth in the remainder of 1998 will continue to be affected by interest rates and by competition within the Bank's market areas. Management anticipates that interest rate competition for all types of loans will continue to be very strong. The Bank's loan officers plan to continue to periodically review the pricing structure for loans to make sure that the Bank's rates are competitive. The continued use of the officer calling program is planned for all loan areas. Based on current long-term interest rates and activity levels in October 1998, the Bank's mortgage department management believes that the level of mortgage refinancings will continue at a high level through the end of 1998. In addition, mortgage department management expects its attention to be focused on new mortgages and plans to continue to call on realtors and other mortgage professionals. In the consumer loan area, management plans to use direct mail advertising and referrals from other departments within the Bank to stimulate demand for direct consumer loans. Management will also investigate expansion of its base of contacts for indirect consumer loans.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of September 30, 1998 and December 31, 1997 were as follows:

                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                         1998                 1997
                                                                    -------------        -------------
Loans accounted for on a nonaccrual basis                           $     590,000        $     753,000
Loans, not included in nonaccrual loans, which are
   contractually past due 90 days or more as to
   interest or principal payments                                         198,000              195,000
Loans, not included in nonaccrual or loans past due
   90 days or more, which are considered troubled
   debt restructurings                                                     71,000               27,000
                                                                    -------------        -------------
   Total                                                            $     859,000        $     975,000
                                                                    =============        =============

Nonperforming other real estate                                     $           0        $     229,000
                                                                    =============        =============


Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $4,218,000 as of September 30, 1998, compared to $4,085,000 as of June 30, 1998 and $1,915,000 as of December 31, 1997.
The increase since the end of 1997 was caused by three large commercial loans that were added to the list in the first quarter of 1998. Approximately $200,000 of the allowance for loan losses had been specifically allocated to these loans at September 30, 1998.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits grew $6,835,000 in the third quarter of 1998 after increasing $5,169,000 in the first six months of 1998. Most of the third quarter growth was caused by certificates of deposit, which increased $5,561,000 from June 30, 1998 to September 30, 1998. Approximately $3,165,000 of the certificate of deposit increase resulted from growth in national market certificates in the third quarter of 1998. The national market certificate growth offset the decrease in this deposit type which occurred in the second quarter of 1998. The remainder of the certificate of deposit growth was obtained from the Registrant's local market areas. Part of the local growth was due to interest rate promotions for certain certificate of deposit maturities. Interest-bearing transaction accounts increased $1,161,000 in the third quarter of 1998. This was due to growth in new deposit account types introduced in 1998 as well as general deposit growth.

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

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $192,000 in the third quarter of 1998 and has increased $749,000 since the end of 1997. Equity growth in 1998 resulted from retained earnings and proceeds from the sale of stock to the Bank's 401(k) and Employee Stock Ownership Plan. There was also an increase in the balance of unrealized gains and losses on securities. These increases were partially offset by the repurchase of $173,000 of stock.

Total shareholders' equity as a percentage of assets was 9.65% as of September 30, 1998, compared to 9.91% as of June 30, 1998 and 9.94% as of December 31, 1997. The small decrease in this percentage in 1998 documents that total assets have grown slightly more than shareholders' equity. The Registrant's management plans to decrease the equity to assets ratio to more effectively use shareholders' equity. At its July 1998 meeting, the Registrant's Board of Directors authorized management to purchase up to 50,000 shares of the Registrant's common stock. Approximately 7,000 shares have been purchased through September 30, 1998. The Registrant plans to use purchased shares for its employee benefit plans and stock dividends.

Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at September 30, 1998.

CAPITAL RESOURCES

The Bank opened a new branch in September 1998 and plans to open one additional branch in the fourth quarter of 1998. The facilities for the two branches will be leased. However, equipment and leasehold improvements will be needed for these branches. The Bank's management anticipates that the cost of this equipment and improvements will range between $250,000 and $300,000. As was stated in the Shareholders' Equity section above, the Registrant has already used some of its capital resources to repurchase shares of its common stock. The Registrant plans to continue using capital resources to repurchase shares of its stock in the fourth quarter of 1998. The Bank's management is not currently aware of any other significant uses of capital resources.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.


LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents increased $125,000 in the third quarter of 1998 after decreasing $376,000 in the first six months of 1998. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis. The Registrant is beginning preliminary planning for special liquidity needs that may arise in late 1999 as a result of depositor concerns with the Year 2000.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $32,227,000 at the one-year repricing point as of September 30, 1998. This placed the ratio of rate-sensitive assets to rate-sensitive liabilities at such repricing point at 68% as of September 30, 1998, compared to 69% as of June 30, 1998 and 76% as of December 31, 1997. The decrease in the ratio since the end of 1997 resulted from asset growth in the 1-to-5 year repricing category that was funded by shorter-term liabilities.

The negative cumulative gap as of the dates indicated was due primarily to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. However, the Bank's management can control the timing or extent of the change in rates on these deposits. For the remainder of 1998, management will determine the rates it will pay on deposits based on rates paid by competitors and the Bank's need for deposited funds.

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

Table 3 - Maturities and Repricing Schedule

                                                           AS OF SEPTEMBER 30, 1998
                                      -------------------------------------------------------------------
                                        0 - 3           3 - 12        1 - 5          OVER
                                       MONTHS           MONTHS        YEARS         5 YEARS        TOTAL
                                       -------         -------        -----        --------        ------
                                                             (Dollars in thousands)
Assets
   Loans                             $    41,316    $    19,577    $    67,088    $   11,919   $   139,900
   Interest-bearing deposits
      with banks                               9              0              0             0             9
   Taxable securities                      3,174          2,822          4,688           371        11,055
   Nontaxable securities                      45            917          2,807         5,995         9,764
                                     -----------    -----------    -----------    ----------   -----------
      Rate-sensitive assets               44,544         23,316         74,583        18,285       160,728

Liabilities
   Interest-bearing transaction
      accounts                            24,769              0              0             0        24,769
   Savings deposits                        8,739              0              0             0         8,739
   Time deposits                          16,916         36,448         17,508           734        71,606
   Federal funds purchased and
      repurchase agreements                4,902              0              0             0         4,902
   Federal Home Loan Bank
      advances                             1,611          6,522         17,628             0        25,761
   Secured loan borrowings                    12           168             553             0           733
                                     -----------    -----------    -----------    ----------   -----------
      Rate-sensitive liabilities          56,949         43,138         35,689           734       136,510
                                     -----------    -----------    -----------    ----------   -----------
Rate-sensitive assets less
   rate-sensitive liabilities:

   Asset (liability) gap
      for the period                 $   (12,405)   $   (19,822)   $    38,894    $   17,551   $    24,218
                                     ===========    ===========    ===========    ==========   ===========
   Cumulative asset
      (liability) gap                $   (12,405)   $   (32,227)   $     6,667    $   24,218
                                     ===========    ===========    ===========    ==========
   Cumulative rate-
      sensitive assets as a
      percentage of
      cumulative rate-
      sensitive liabilities                78.22%         67.80%        104.91%       117.74%
                                     ===========    ===========    ===========    ==========

YEAR 2000 READINESS DISCLOSURE

The Year 2000 ("Y2K") is significant to the Registrant since its computers and computer-based applications and like items in other businesses may be affected upon the arrival of January 1, 2000. Some computers and computer-based applications store the year as a two digit number. This may cause Y2K to be interpreted as the year 1900 and could cause computers to work improperly or cease to function.

The Registrant began to prepare for Y2K in 1997. The Registrant's management implemented a strategic plan for Y2K readiness. The strategic plan contains five phases: awareness, assessment, renovation, validation and implementation. A Y2K committee (the "Committee") was formed with representatives from each major area of the Bank. The Committee was given the responsibility for development and implementation of the strategic plan. The awareness, assessment, and renovation phases are complete as of September 30, 1998. Validation is considered 25% complete as of September 30, 1998 with an estimated completion date of December 31, 1998. The implementation phase is also considered to be 25% complete as of the end of the third quarter of 1998 with an estimated completion date of June 30, 1999. The Committee provides monthly updates to the Registrant's Board of Directors on its progress.

The Bank's primary application processing is provided by a data center. The data center is currently engaged in Y2K readiness testing and is estimated to be 70% complete as of September 30, 1998. The estimated completion date for all testing is December 31, 1998. The Committee has identified what it considers to be critical internal systems. Testing of internal systems is estimated to be 80% complete as of September 30, 1998 with an estimated final completion date of December 31, 1998. External resources and systems, such as heating and air conditioning, security, electrical, telephone, and other systems deemed of major importance to the Bank's operations, have been reviewed. These resources as well as major vendors have been surveyed regarding their Y2K readiness. Monitoring and testing will continue through the middle of 1999.

Letters were mailed to all business customers informing them of the Y2K issue. Surveys were done of all significant commercial loan borrowers as to their Y2K knowledge and preparation. A discussion of the Y2K issue was contained in a newsletter mailed by the Bank to all customers. Education of the Registrant's employees has occurred and will continue to occur in the form of training meetings and seminars.

Approximately $75,000 has been spent through September 30, 1998 on new hardware, new software, and software changes to ready the Registrant's systems for Y2K. It is estimated approximately $10,000 in staff time has been spent to prepare for Y2K. The Registrant's management anticipates that an additional $20,000 in hardware and software costs and $10,000 in staff time may be necessary by the middle of 1999. In addition, there may be costs that arise that are not anticipated at this time. However, these unanticipated costs are not expected to be significant.

The Registrant is very dependent on technology and is aware that problems could arise if this technology does not function properly. These problems could potentially include operational issues, lost income, and loan losses from borrowers which could materially and adversely affect the Registrant's financial condition and results of operations. The Committee has followed its strategic plan to attempt to assure readiness of computers and related items in the Registrant's offices. However, the Registrant will also be dependent on the readiness of third parties. The Registrant has identified the most important areas as being its data center and telephone and electric services. The Committee has contacted these parties and will continue to monitor their progress with Y2K compliance. In anticipation of the possibility that certain internal or external systems may not function properly in January 2000, the Committee has established contingency plans for all critical areas. The Committee has in place or is developing backup plans for these areas. A time line has been established to insure that appropriate plan development and testing of the plans will occur prior to December 31, 1999.

                     PART II.  OTHER INFORMATION


Item 5.  OTHER INFORMATION

All information with respect to Year 2000 issues provided by the Registrant in this Quarterly Report and in other reports and materials previously filed with the Securities and Exchange Commission, as set forth on Exhibit 99.1 to this Quarterly Report, are "Year 2000 Readiness Disclosures" under the Year 2000 Information and Readiness Disclosure Act.

The Bylaws of the Registrant provide that no matter submitted by a shareholder may be presented for shareholder action at an annual or special meeting of shareholders unless written notice of the matter is delivered to the Corporation before a designated deadline prior to the applicable meeting of shareholders. The deadline for submitting shareholder proposals for consideration at the next annual meeting of shareholders is December 10, 1998.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     1. EXHIBITS. The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS

        3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

        3.2   Bylaws of the Registrant.

       10.1   Directors' Stock Purchase Plan.

         27   Financial Data Schedule.

       99.1   Prior Year 2000 Readiness Disclosures

     2. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three months ended September 30, 1998.

                              SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICEONE FINANCIAL SERVICES, INC.



Date:  November 16, 1998      /S/ JAE M. MAXFIELD
                              Jae M. Maxfield
                              President and Chief Executive Officer




Date: November 16, 1998       /S/ THOMAS L. LAMPEN
                              Thomas L. Lampen
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)

                          INDEX TO EXHIBITS



The following exhibits are filed or incorporated by reference as part of this report:

     EXHIBIT
     NUMBER                           DOCUMENTS

       3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

       3.2    Bylaws of the Registrant.

      10.1    Directors' Stock Purchase Plan.

        27    Financial Data Schedule.

      99.1    Prior Year 2000 Readiness Disclosures.