Form 10KSB
period 1998-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 1999-03-31
CIK 803164

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                               FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 1998

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from__________________ to __________________

                     COMMISSION FILE NUMBER:  1-9202

                   CHOICEONE FINANCIAL SERVICES, INC.
             (Name of Small Business Issuer in its Charter)

               MICHIGAN                                38-2659066
   (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
   Incorporation or Organization)

109 EAST DIVISION STREET, SPARTA, MICHIGAN               49345
 (Address of Principal Executive Offices)             (Zip Code)

                             (616) 887-7366
            (Issuer's Telephone Number, Including Area Code)

     Securities Registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, NO PAR VALUE
                            (Title of Class)

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

The issuer's revenues for the year ended December 31, 1998 were $16,003,000.

As of February 28, 1999, the aggregate market value of the common stock held by non-affiliates of the issuer was approximately $28,272,000. This amount is based on the average of the bid and asked price of $26.83 per share for the registrant's stock as of such date.

As of February 28, 1999, the issuer had outstanding 1,053,601 shares of Common Stock.



                    DOCUMENTS INCORPORATED BY REFERENCE


Part I, Item 1, and Part II, Items 5, 6 and 7, incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998.

Part III, Items 9, 10, 11 and 12, incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 29, 1999.

Transitional Small Business Disclosure Format (check one)  Yes ___  No _X_

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 1998, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan. Effective August 1, 1997, the Bank acquired all of the outstanding common stock of ChoiceOne Travel, Inc. (formerly Alpine Travel, Inc.), a travel agency with one location in Walker, Michigan.

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 80% of total revenues in 1998, 78% in 1997 and 76% in 1996. Interest on investment securities accounted for 7% of total revenues in 1998, 9% in 1997 and 11% in 1996.

COMPETITION

The business of banking is highly competitive. The Bank's competition primarily comes from other financial institutions located within Sparta, Michigan, and the Kent County, Michigan area. There are a number of larger commercial banks in the Bank's primary market area.

The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.


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


EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Registrant or the Bank, or where compliance with these provisions will adversely affect a borrower's ability to comply with the terms of loan contracts.


EMPLOYEES

As of February 28, 1999, the Bank employed fifty-five persons on a full-time basis and seventeen persons on a part-time basis. The Insurance Agency employed thirteen persons on a full-time basis and three persons on a part-time basis. The Travel Agency employed two persons on a full-time basis and four persons on a part-time basis. The Registrant's only employees as of the same date were its four executive officers. The Registrant, Bank, Insurance Agency, and Travel Agency believe their relations with their employees are good.


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

INVESTMENT PORTFOLIO

Presented below is the fair value of investment securities as of December 31, 1998 and 1997, a schedule of maturities of investment securities as of December 31, 1998, and the weighted average yield of investment securities as of December 31, 1998.

                               1 YEAR          1 YEAR-      5 YEARS-         AFTER           TOTAL     FAIR VALUE
                               OR LESS         5 YEARS      10 YEARS        10 YEARS          <F1>          AT
                               -------         -------      --------        --------         -----      DEC. 31,
                                             MATURITY DISTRIBUTION AS OF DECEMBER 31, 1998                1997
                               -------------------------------------------------------------------     ----------

                                                                    (Dollars in thousands)
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
     Government agencies <F2>    $ 6,110        $ 2,536        $     --       $     --       $ 8,646     $   9,289


Obligations of states and
     political subdivisions        1,171          2,579           2,111          2,804         8,665         7,686

Other securities <F3>                 --            255              --             --         2,971         2,967
                                 -------        -------        --------       --------       -------     ---------
     Totals                      $ 7,281        $ 5,370        $  2,111       $  2,804       $20,282     $  19,942
                                 =======        =======        ========       ========       =======     =========

                               WEIGHTED AVERAGE INTEREST RATES AS OF DECEMBER 31, 1998
SECURITIES AVAILABLE FOR SALE
U.S. Treasuries and U.S.
     Government agencies            3.94%          6.45%              -%            - %         4.68%

Obligations of states and
      political subdivisions <F4>   8.35           7.91            7.11           7.65          7.70

Other securities                      --           6.10              --             --          7.38

   <F1> This column represents the total of the maturity distribution and the fair value at December 31, 1998.



   <F2>  Maturities of mortgage-backed securities are classified according to their estimated average maturity. Approximately 60% of mortgage backed securities were classified in the 1 year or less maturity category.

   <F3>  The total column includes securities which have no stated maturity.

   <F4>  The interest rate is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.


The Bank had no holdings of investment securities from any one issuer at December 31, 1998, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Treasury securities and U.S. Government agency securities.


LOAN PORTFOLIO

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following schedule presents the maturities of loans (excluding real estate mortgage loans and installment loans). Also presented are loans over one year in maturity, classified according to the sensitivity to changes in interest rates.

                                         1 YEAR       1 YEAR-      AFTER
                                         OR LESS      5 YEARS     5 YEARS     TOTAL
                                         -------      -------     -------     -----
                                                   (Dollars in thousands)

                                         LOAN MATURITIES AS OF DECEMBER 31, 1998 <F1>
                                        ---------------------------------------------
Commercial                              $   15,245   $  30,115  $   6,702  $   52,062
Agricultural                                 4,191       3,486      1,559       9,236
Real estate - construction                   3,122          --         --       3,122
                                        ----------   ---------  ---------  ----------
     Totals                             $   22,558   $  33,601  $   8,261  $   64,420
                                        ==========   =========  =========  ==========






LOAN SENSITIVITY TO CHANGES IN INTEREST RATES AS OF DECEMBER 31, 1998

Loans which have predetermined interest
     rates                                           $  22,863  $   6,504  $   29,367
Loans which have floating or adjustable
     interest rates                                     10,738      1,757      12,495
                                                     ---------  ---------  ----------
     Totals                                          $ 33,601  $    8,261  $   41,862
                                                     =========  =========  ==========

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


RISK ELEMENTS

The following loans were classified as nonperforming as of December 31:

                                                               1998             1997
                                                          -------------     ------------
Loans accounted for on a non-accrual basis                $     489,000     $    753,000
Accruing loans which are contractually past due 90
     days or more as to principal or interest payments          419,000          195,000
Loans not included above which are "troubled debt
     restructurings"                                             62,000           27,000
                                                          -------------     ------------
     Totals                                               $     970,000     $    975,000
                                                          =============     ============

Interest on the above loans which would have been earned had the loans been in an accrual or performing status was approximately $103,000 and $101,000 for 1998 and 1997, respectively. The interest that was actually recorded when received was approximately $87,000 and $65,000 for 1998 and 1997, respectively. In addition to the above loans, holdings of other real estate of $37,000 and $229,000 were considered to be nonperforming as of December 31, 1998 and December 31, 1997, respectively.

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.


POTENTIAL PROBLEM LOANS

At December 31, 1998, there were $6,440,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. Approximately $200,000 of the allowance for loan losses had been specifically allocated to these loans at December 31, 1998.


LOAN CONCENTRATIONS

As of December 31, 1998, there was no concentration of loans exceeding 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 7 of this report.


OTHER INTEREST-BEARING ASSETS

As of December 31, 1998, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.


SUMMARY OF LOAN LOSS EXPERIENCE

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                           1998              1997
                                                          ------            ------
                                                            (Dollars in thousands)
ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Balance at beginning of period                           $   1,567        $    1,487
                                                         ---------        ----------
Charge-offs:
     Commercial                                                204               199
     Agricultural                                               --                 7
     Real estate - construction                                 --                --
     Real estate - mortgage                                     --                 6
     Consumer                                                  321               315
                                                         ---------        ----------
                                                               525               527
                                                         ---------        ----------
Recoveries:
     Commercial                                                  3                13
     Agricultural                                               --                --
     Real estate - construction                                 --                --
     Real estate - mortgage                                     --                --
     Consumer                                                   76                55
                                                         ---------        ----------
                                                                79                68
                                                         ---------        ----------
Net charge-offs                                                446               459
Additions charged to operations<F1>                            730               539
                                                         ---------        ----------
Balance at end of period                                 $   1,851        $    1,567
                                                         =========        ==========
Ratio of net charge-offs during the period to average
     loans outstanding during the period                       .33%              .39%
                                                         =========        ==========

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

                                                         ALLOCATION OF THE
                                                    ALLOWANCE FOR LOAN LOSSES
                                                        AS OF DECEMBER 31,
                                          ---------------------------------------------
                                                  1998                     1997
                                          ----------------------    -------------------
                                                        PERCENT               PERCENT
                                                        OF LOANS              OF LOANS
                                                        IN EACH               IN EACH
                                             ALLOW-     CATEGORY     ALLOW-   CATEGORY
                                              ANCE       TO TOTAL     ANCE     TO TOTAL
                                             AMOUNT       LOANS      AMOUNT     LOANS
                                             ------       -----      ------     ----
                                                          (Dollars in thousands)
Commercial                                $    475         36.98%     $  425     34.08%
Agricultural                                    97          6.56          75      7.32
Real estate - construction                       8          2.22           6      1.96
Real estate - mortgage                         131         32.40         121     34.21
Consumer                                       834         21.84         685     22.43
Unallocated                                    306           N/A         255       N/A
                                          --------        ------      ------    ------
   Totals                                 $  1,851        100.00%     $1,567    100.00%
                                          ========        ======      ======    ======

Charge-offs and recoveries did not change significantly in 1998 when compared to 1997. This is in contrast to the comparison of 1997 to 1996 when both charge-offs in the commercial and consumer loans categories increased significantly in 1997 compared to 1996. Most of the commercial loan charge-offs in 1998 and 1997 were due to a few large loans. The higher level of consumer loan charge-offs in 1998 and 1997 compared to 1996 resulted from a higher level of bankruptcies during the two years and from charge-offs of indirect automobile loans. The level of consumer loan charge-offs has also been affected by growth in the loan portfolio.

The increase in the allowance for loan losses allocation to the consumer loans category from the end of 1997 to the end of 1998 was believed prudent by management based on the level of consumer charge-offs experienced in 1998 and 1997. Increases in the allocation to other loan categories was due primarily to growth in total balances. The allocation of the allowance to commercial and consumer loans increased from the end of 1996 to the end of 1997. This change was based on the higher level of charge-offs experienced in these two loan categories in 1997 than in the prior year. There were no significant allocation changes from the end of 1995 to the end of 1996.

DEPOSITS

The following schedule presents daily average balances and the average interest rate paid by the deposit category for 1998 and 1997. It also presents the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1998.

                                               DAILY                    AVERAGE
                                         AVERAGE BALANCES              RATE PAID
                                     -------------------------  ----------------------
                                       1998            1997       1998         1997
                                     ---------     -----------  ---------   ----------
                                                    (Dollars in thousands)
Demand deposits                      $  13,675     $   11,479        --%          --%
Interest-bearing
     transaction accounts               24,255         22,242      3.34         3.23
Savings deposits                         8,316          8,836      1.65         1.83
Time deposits                           67,724         58,258      5.80         5.83
                                     ---------      ---------
     Total deposits                  $ 113,970      $ 100,815
                                     =========      =========
Maturities of time certificates of
     deposit issued in denominations
     of $100,000 or more
------------------------------------

Maturities of 3 months or less         $ 5,356

Maturities over 3 months
     through 6 months                    6,583






Maturities over 6 months
     through 12 months                   3,909

Maturities over 12 months                2,773
                                      --------
     Total                            $ 18,621
                                      ========


RETURN ON EQUITY AND ASSETS

The following schedule presents the ratios indicated for 1998, 1997 and 1996.

                                                            YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                       1998          1997           1996
                                                     -------        ------        -------
Return on assets (net income divided by average
     total assets)                                     1.18%          1.17%         1.38%

Return on equity (net income divided by average
     equity)                                          12.01          11.58         12.00

Dividend payout ratio (dividends declared per
     share divided by net income per share)           44.02          45.08         39.12

Equity to assets ratio (average equity divided
     by average total assets)                          9.81          10.09         11.47


SHORT-TERM BORROWINGS

There were no categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 1998 or 1997.

ITEM 2.  DESCRIPTION OF PROPERTY

The offices of the Bank, Insurance Agency, and Travel Agency as of February 28, 1999, were as follows:

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

Bank's branch office and Insurance Agency's branch office
          4949 Plainfield Avenue NE, Grand Rapids, Michigan
          Office is leased by the Bank and the Insurance Agency.
          Approximately 3,000 square feet are occupied by the Bank and 3,000 feet are occupied by the Insurance Agency.

Bank's branch office
          565 South State Street, Sparta, Michigan
          Office is leased by the Bank and comprises approximately 300 square feet.

Bank's branch office and Travel Agency's main office
          3527 Alpine Avenue NW, Grand Rapids, Michigan
          Office is leased by the Travel Agency. Approximately 800 square feet are occupied by the Bank and 1,200 feet are occupied by the Travel Agency.

The Registrant operates its business at the main office of the Bank.
No properties were owned by the Registrant as of February 28, 1999.
The Registrant, Bank, Insurance Agency, and Travel Agency believe that their offices are suitable and adequate for their future needs and are in good condition and repair. The Registrant's management believes the offices are adequately covered by insurance.

As part of its business, the Bank generates all types of mortgages. The Bank generally did not purchase mortgages as part of its business through the end of 1998. The Bank is currently investigating the purchase of mortgages from mortgage brokers. The mortgages may be for the Bank's loan portfolio or may be designated for sale into the secondary market.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.


                              PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information under the caption "Common Stock Information" on page
A-1 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

On October 14, 1998, the Registrant issued 336 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $8,568.00. The Registrant relied on the exemption contained in Section 4(2) of the Securities Act of 1933 in connection with this sale.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages A-23 through A-32, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages A-3 through A-22, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                          PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999, is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

The information under the caption "Compensation of Executive Officers and Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1999, is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information under the caption "Voting Securities" in the Registrant's Definitive Proxy Statement for the Annual Meeting of
Shareholders to be held April 29, 1999, is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption "Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the

Annual Meeting of Shareholders to be held April 29, 1999, is incorporated herein by reference.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

1.   EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT                     DOCUMENTS

3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

3.2 Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's
     Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

4. Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997. Here incorporated by reference.

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

13   Annual Report to Shareholders for the year ended December 31,
     1998.

21   Subsidiaries of the Small Business Issuer.

27   Financial Data Schedule for Year Ended December 31, 1998.

--------------------

<F1> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.


2.   REPORTS ON FORM 8-K

     No report on Form 8-K was filed during the fourth quarter of the period covered by this report.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ChoiceOne Financial Services, Inc.

                    /S/ JAE M. MAXFIELD                       March 29, 1999
                    President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ JAE M. MAXFIELD         President and Chief Executive        March 29, 1999
                            Officer and Director (Principal
                            Executive Officer)


/S/ FRANK G. BERRIS         Director                             March 10, 1999


/S/ LAWRENCE D. BRADFORD    Director                             March 10, 1999


/S/ WILLIAM F. CUTLER, JR.  Director                             March 10, 1999


/S/ LEWIS G. EMMONS         Director                             March 15, 1999


/S/ STUART GOODFELLOW       Director                             March 10, 1999


/S/ JON E. PIKE             Chairman of the Board                March 16, 1999
                             and Director


/S/ LINDA R. PITSCH         Secretary and Director               March 10, 1999


/S/ ANDREW W. ZAMIARA       Director                             March 10, 1999


/S/ THOMAS L. LAMPEN        Treasurer (Principal Financial       March 10, 1999
                             and Accounting Officer)

                           EXHIBIT INDEX


EXHIBIT                     DOCUMENTS

3.1 Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

3.2 Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's
     Form 10-QSB Quarterly Report for the quarter ended September
     30, 1998.  Here incorporated by reference.

4. Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997. Here incorporated by reference.

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

13   Annual Report to Shareholders for the year ended December 31,
     1998.

21   Subsidiaries of the Small Business Issuer.

27   Financial Data Schedule for Year Ended December 31, 1998.



<F1> These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.