Form 10QSB
period 1999-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 1999-05-17
CIK 803164

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

As of April 30, 1999, the Registrant had outstanding 1,053,601 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                      PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

                    ChoiceOne Financial Services, Inc.

                        CONSOLIDATED BALANCE SHEETS
                                                                  MARCH 31,       DECEMBER 31,
                                                                    1999              1998
                                                                 ------------     ------------
ASSETS
   Cash and due from banks                                       $  3,521,000     $  5,055,000
   Securities available for sale                                   19,486,000       20,282,000
   Loans, net                                                     139,767,000      138,924,000
   Premises and equipment, net                                      4,018,000        4,086,000
   Other assets                                                     2,366,000        2,255,000
                                                                 ------------     ------------

      Total assets                                               $169,158,000     $170,602,000
                                                                 ============     ============
LIABILITIES
Deposits - noninterest bearing                                   $ 14,579,000     $ 15,661,000
Deposits - interest bearing                                       105,232,000      106,671,000
   Federal funds purchased and repurchase agreements                4,923,000        3,310,000
   Other liabilities                                                1,541,000        1,588,000
   Federal Home Loan Bank advances                                 25,969,000       26,650,000
   Long-term debt                                                     571,000          581,000
                                                                 ------------     ------------

      Total liabilities                                           152,815,000      154,461,000

SHAREHOLDERS' EQUITY
Preferred stock; shares authorized: 100,000; shares
   outstanding: none                                                        0                0
   Common stock; shares authorized: 2,000,000; shares
      outstanding: 1,106,281 at March 31, 1999 and
      1,053,285 at December 31, 1998                               13,268,000       11,824,000
   Retained earnings                                                2,883,000        4,070,000
   Accumulated other comprehensive income                             192,000          247,000
                                                                 ------------     ------------

      Total shareholders' equity                                   16,343,000       16,141,000
                                                                 ------------     ------------



      Total liabilities and shareholders' equity                 $169,158,000     $170,602,000
                                                                 ============     ============


See accompanying notes to consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                     CONSOLIDATED STATEMENTS OF INCOME
                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                    1999            1998
                                                 ----------      ----------
INTEREST INCOME
   Loans, including fees                         $3,183,000      $3,061,000
   Securities
      Taxable                                       153,000         190,000
      Nontaxable                                    104,000         102,000
   Other                                              1,000           3,000
                                                 ----------      ----------

         Total interest income                    3,441,000       3,356,000

INTEREST EXPENSE
   Deposits                                       1,197,000       1,173,000
   Short-term borrowings                             51,000          37,000
   Federal Home Loan Bank
     advances                                       403,000         419,000
   Long-term debt                                    11,000          16,000
                                                 ----------      ----------

      Total interest expense                      1,662,000       1,645,000
                                                 ----------      ----------

NET INTEREST INCOME                               1,779,000       1,711,000
PROVISION FOR LOAN LOSSES                           130,000         275,000
                                                 ----------      ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,649,000       1,436,000

NONINTEREST INCOME
   Customer service fees                            129,000         120,000
   Insurance commission income                      224,000         219,000
   Mortgage loan sales
     and servicing                                   78,000         110,000
   Other income                                      58,000          95,000
                                                 ----------      ----------

      Total noninterest income                      489,000         544,000

NONINTEREST EXPENSE
   Salaries and benefits                            764,000         762,000
   Occupancy expense                                265,000         222,000
   Other expense                                    450,000         373,000
                                                 ----------      ----------

      Total noninterest expense                   1,479,000       1,357,000
                                                 ----------      ----------

INCOME BEFORE INCOME TAX                            659,000         623,000
INCOME TAX EXPENSE                                  200,000         183,000
                                                 ----------      ----------

NET INCOME                                       $  459,000      $  440,000
                                                 ==========      ==========

BASIC EARNINGS PER SHARE AND EARNINGS
   PER COMMON SHARE ASSUMING DILUTION            $      .41      $      .39
                                                 ==========      ==========



See accompanying notes to consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 -----------------------
                                                                   1999           1998
                                                                 --------       --------
Net income                                                       $459,000       $440,000

Other comprehensive income
   Change in unrealized gains and losses on securities
      Unrealized gains/(losses) arising during the period         (83,000)       (32,000)
      Tax effect                                                   28,000         11,000
                                                                 --------       --------

         Total other comprehensive income                         (55,000)       (21,000)
                                                                 --------       --------

Comprehensive income                                             $404,000       $419,000
                                                                 ========       ========



















See accompanying notes to consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ---------------------------
                                                                          1999            1998
                                                                       -----------     -----------
Cash flows from operating activities:
   Net income                                                          $   459,000     $   402,000
   Reconciling items:
      Net amortization on securities                                        51,000          35,000
      Net gain on sales of loans                                           (58,000)        (86,000)
      Loans originated for sale                                         (3,278,000)     (5,689,000)
      Proceeds from loan sales                                           4,154,000       6,389,000
      Provision for loan losses                                            130,000         275,000
      Depreciation                                                         127,000         381,000
      Other non-cash charges and credits                                    11,000         (12,000)
      Deferred income tax expense/(benefit)                                 (8,000)          6,000
      Changes in assets and liabilities:
         Interest receivable and other assets                              (87,000)        182,000
         Interest payable and other liabilities                            (47,000)     (2,450,000)
                                                                       -----------     -----------

            Net cash provided by/(used in) operating activities          1,454,000        (832,000)

Cash flows from investing activities:
   Securities available for sale:
      Purchases                                                                  0      (2,108,000)
      Principal payments                                                   660,000         519,000
   Net change in loans                                                  (1,955,000)       (702,000)
   Loans sold                                                              167,000       1,511,000
   Premises and equipment expenditures, net                                (59,000)       (116,000)
                                                                       -----------     -----------

            Net cash used in investing activities                       (1,187,000)       (896,000)

Cash flows from financing activities:
   Net change in deposits                                               (2,521,000)      2,981,000
   Net change in short-term borrowings                                   1,613,000          83,000
   Proceeds from Federal Home Loan Bank advances                                 0       3,500,000
   Payments on Federal Home Loan Bank advances                            (681,000)     (3,458,000)
   Payments on long-term debt                                              (10,000)        (54,000)
   Issuance of common stock                                                 10,000          80,000


   Repurchase of common stock                                               (1,000)              0
   Cash dividends and fractional shares from stock dividends              (211,000)       (215,000)
                                                                       -----------     -----------

            Net cash provided by/(used in) financing activities         (1,801,000)      2,917,000
                                                                       -----------     -----------

Net change in cash and cash equivalents                                 (1,534,000)      1,189,000
Beginning cash and cash equivalents                                      5,055,000       3,769,000
                                                                       -----------     -----------

Ending cash and cash equivalents                                       $ 3,521,000     $ 4,958,000
                                                                       ===========     ===========

Cash paid for interest                                                 $ 1,655,000     $ 1,619,000
Cash paid for income taxes                                                  25,000         100,000


See accompanying notes to consolidated financial statements.

                    ChoiceOne Financial Services, Inc.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998, the Consolidated Statements of Income for the three-month periods ended March 31, 1999 and March 31, 1998, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 1999 and March 31, 1998, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1999 and March 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

STOCK TRANSACTIONS, EARNINGS AND CASH DIVIDENDS PER SHARE

The Registrant's Board of Directors declared a 5% stock dividend on April 14, 1999. The stock dividend will be payable to shareholders of record as of May 10, 1999 and will be paid on June 1, 1999. The dividend has been reflected in shareholders' equity as of March 31, 1999. A 5% stock dividend was declared on February 11, 1998. The stock dividend was paid on March 31, 1998 to shareholders of record on March 16, 1998. The Registrant also declared a two-for-one stock split on February 11, 1998. The stock split was paid on May 22, 1998 to shareholders of record on April 30, 1998.

A total of 356 shares of common stock were issued to the Registrant's Board of Directors under the terms of the Directors' Stock Purchase Plan in January 1999. A total of 40 shares of the Registrant's common stock were repurchased from shareholders in the first quarter of 1999. Approximately 1,882 shares of common stock were sold by the Registrant to the Bank's 401(k) savings and retirement plan in March 1998.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 5% stock dividend that will be paid in May 1999, the 5% stock dividend paid in March 1998 and the two-for-one stock split paid in May 1998. The weighted average number of shares outstanding was 1,106,181 for the first quarter of 1999 and 1,128,464 for the first quarter of 1998.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the 5% stock dividend that will be paid in May 1999, the 5% stock dividend paid in March 1998 and the two-for-one stock split paid in May 1998. The number of shares outstanding was 1,106,281 for the cash dividend paid in the first quarter of 1999 and 1,131,882 for the first quarter of 1998.


NOTE 2 - SECURITIES

Amortized cost and fair value of securities as of March 31, 1999 and December 31, 1998 follows:

                                         AMORTIZED      UNREALIZED      UNREALIZED           FAIR
                                           COST           GAINS           LOSSES             VALUE
                                        -----------     ----------      ----------        -----------
SECURITIES AVAILABLE FOR SALE

MARCH 31, 1999
U.S. Treasuries and
   U.S. Government agencies             $ 4,260,000      $  8,000        $ (1,000)        $ 4,267,000
States and municipalities                 8,170,000       265,000          (6,000)          8,429,000
Mortgage-backed securities                3,799,000        27,000          (5,000)          3,821,000
Other securities                          2,968,000         1,000               0           2,969,000
                                        -----------      --------        --------         -----------

   Total                                $19,197,000      $301,000        $(12,000)        $19,486,000
                                        ===========      ========        ========         ===========

                                         AMORTIZED      UNREALIZED      UNREALIZED           FAIR
                                           COST           GAINS           LOSSES             VALUE
                                        -----------     ----------      ----------        -----------
DECEMBER 31, 1998
U.S. Treasuries and
   U.S. Government agencies             $ 4,264,000      $ 18,000        $ (1,000)        $ 4,281,000
States and municipalities                 8,324,000       341,000               0           8,665,000
Mortgage-backed securities                4,350,000        31,000         (16,000)          4,365,000
Other securities                          2,970,000         1,000               0           2,971,000
                                        -----------      --------        --------         -----------

   Total                                $19,908,000      $391,000        $(17,000)        $20,282,000
                                        ===========      ========        ========         ===========

There were no sales of securities for the three months ended March 31, 1999 and 1998.

For the three months ended March 31, 1999, the net unrealized holding gain on securities available for sale decreased by $83,000 resulting in a net unrealized gain of $290,000 on securities available for sale as of March 31, 1999, before any deferred tax effect.

The fair values of securities pledged as collateral at March 31, 1999 and December 31, 1998 were as follows:

                                                           MARCH 31,        DECEMBER 31,
                                                             1999               1998
                                                          ----------        ------------
Securities sold under agreements to repurchase            $3,293,000         $3,034,000
Public deposits                                              501,000            503,000
                                                          ----------         ----------

Total                                                     $3,794,000         $3,537,000
                                                          ==========         ==========


NOTE 3 - LOANS

Loans at March 31, 1999 and December 31, 1998 were classified as follows:

                                                           MARCH 31,       DECEMBER 31,
                                                             1999              1998
                                                         ------------      ------------
Commercial                                               $ 52,540,000      $ 52,062,000
Agricultural                                                8,963,000         9,236,000
Real estate mortgage - construction                         3,002,000         3,122,000
Real estate mortgage - residential                         45,810,000        45,611,000
Consumer                                                   31,323,000        30,744,000
                                                         ------------      ------------

Total loans before allowance for loan losses              141,638,000       140,775,000
Less allowance for loan losses                              1,871,000         1,851,000
                                                         ------------      ------------

Loans, net                                               $139,767,000      $138,924,000
                                                         ============      ============

The cost of loans pledged for borrowings at March 31, 1999 and December 31, 1998 was as follows:

Residential real estate mortgages pledged for
   Federal Home Loan Bank advances                                 $40,375,000        $37,915,000
Commercial loans pledged for secured loan borrowings                   533,000            536,000
                                                                   -----------        -----------

Total                                                              $40,908,000        $38,451,000
                                                                   ===========        ===========

Loans held for sale included $566,000 of residential real estate mortgage loans at March 31, 1999. Loans held for sale were accounted for at the lower of aggregate cost or market value.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1999             1998
                                                  ----------       ----------
Balance at beginning of period                    $1,851,000       $1,567,000

Provision charged to expense                         130,000          275,000
Recoveries credited to the allowance                  26,000           22,000
Loans charged-off                                   (136,000)        (244,000)
                                                  ----------       ----------

Balance at end of period                          $1,871,000       $1,620,000
                                                  ==========       ==========

Information regarding impaired loans as of March 31, 1999 and December 31, 1998 follows:

                                                           MARCH 31,        DECEMBER 31,
                                                             1999               1998
                                                          ----------        ------------
Loans with no allowance allocated                         $  419,000         $2,194,000
Loans with allowance allocated                               554,000            559,000
Amount of allowance for loan losses allocated                250,000            244,000

Information regarding impaired loans for the three months ended March 31, 1999 and March 31, 1998 follows:

                                                      1999               1998
                                                   ----------         ----------
Average balance during the period                  $1,863,000         $1,886,000
Interest income recognized thereon                     27,000             68,000
Cash-basis interest income recognized                  19,000             57,000

NOTE 5 - CERTIFICATES OF DEPOSIT

As of March 31, 1999, certificates of deposit included $6,834,000 obtained through a national time deposit rate service. The weighted average interest rate on these deposits was 5.61%. Approximately $5,940,000 of the deposits had maturities of one year or less, while the remainder had a maximum maturity of two years.


NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the three months ended March 31, 1999 and 1998 was as follows:

                                                    1999            1998
                                                  --------        --------
Supplies and postage                              $ 74,000        $ 65,000
Computer processing                                 46,000          36,000
Advertising and marketing                           43,000          27,000
Legal and professional                              41,000          40,000
State single business tax expense                   32,000          29,000
Telephone                                           29,000          24,000
Other                                              185,000         152,000
                                                  --------        --------

   Total                                          $450,000        $373,000
                                                  ========        ========


NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the three months ended March 31, 1999 and 1998 were as follows:

                                                    1999             1998
                                                  --------         --------
Current income tax expense                        $208,000         $177,000
Deferred income tax expense/(benefit)               (8,000)          15,000
                                                  --------         --------
   Income tax expense                             $200,000         $192,000
                                                  ========         ========

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at March 31, 1999 and December 31, 1998 were as follows:

                                                              MARCH 31,        DECEMBER 31,
                                                                1999               1998
                                                              --------         ------------
Deferred tax assets:
   Allowance for loan losses                                  $532,000           $525,000
   Deferred compensation                                        52,000             54,000
   Postretirement benefits obligation                           52,000             51,000
   Deferred loan fees                                           94,000             95,000
   Other                                                        12,000             17,000
                                                              --------           --------

      Total deferred tax assets                                742,000            742,000

Deferred tax liabilities:
   Depreciation                                                242,000            239,000
   Unrealized appreciation on securities available
     for sale                                                  100,000            127,000
   Loan servicing rights                                        66,000             57,000
   Other                                                         9,000             30,000
                                                              --------           --------

      Total deferred tax liabilities                           417,000            453,000
                                                              --------           --------

      Net deferred tax asset                                  $325,000           $289,000
                                                              ========           ========

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at March 31, 1999 or December 31, 1998.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
         RISK

Noninterest-bearing deposits totaling approximately $2,000,000 were held at NBD Bank, N.A. at March 31, 1999.

As of March 31, 1999, the Registrant had outstanding commitments to make loans totaling $23,141,000, the majority of which have variable interest rates. The Registrant had issued approximately $4,910,000 in unused lines of credit and $83,000 in letters of credit at March 31, 1999.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," and variations of such words and similar expressions are intended to identify such forward-looking statements. Year 2000 related remediation, cost and risk assessments are necessarily statements of belief as to the outcome of future events, based in part on information provided by vendors and others that the Registrant has not independently verified. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("future factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Future factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; the ability of companies on which the Registrant relies to make their computer systems Year 2000 compliant; and changes in the national economy. These are representative of the future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

NET INCOME AND RETURN ON AVERAGE ASSETS AND SHAREHOLDERS' EQUITY

The Registrant's net income for the first quarter of 1999 was $459,000, which represented an increase of $19,000 or 4% compared to the same period in 1998. The increase in net income was due to higher net interest income and a lower provision for loan losses, the effect of which was offset by a decline in noninterest income and growth in noninterest expense.

Growth in average interest-earning assets contributed all of the increase in net interest income in the first quarter of 1999. This was partially offset by a smaller spread in 1999 between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities than was experienced in 1998. The decline in the interest rate spread resulted from decreases in market rates that occurred in the last quarter of 1998 and lower loan fees due to less volume. The decrease in the provision for loan losses was believed reasonable by the Bank's management due to the lower level of loan chargeoffs in the first quarter of 1999 than in the prior year. The decrease in noninterest income was caused by a lower level of volume in mortgage loan sales and other noninterest income. The growth in noninterest expense was primarily due to expenses of the Bank's new branches, increases in advertising and marketing expenses, and general growth in expenses.

The return on average assets was 1.10% for the first three months of 1999, compared to 1.13% for the same period in 1998. The return on average shareholders' equity was 11.44% for the first quarter of 1999, compared to 11.36% for the comparable period of the prior year.

CASH AND STOCK DIVIDENDS

Cash dividends declared in the first quarter of 1999 were $211,000, or $.19 per common share, which represented a $.01 per share or 5% increase compared to the dividend paid in the same period of the prior year. The cash dividend payout percentage in the first three months of 1999 was 46%, compared to 47% in the same period of 1998. The Registrant declared a 5% stock dividend in February 1998, a two-for-one stock split in February 1998 and a 5% stock dividend in April 1999. The stock dividend declared in 1998 was paid in March 1998, the stock split declared in 1998 was paid in May 1998 and the stock dividend declared in 1999 will be paid in June 1999. The cash dividend per share amounts for both 1999 and 1998 have been adjusted for the effect of the stock dividends.

INTEREST INCOME AND EXPENSE

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 1999 and March 31, 1998. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                           --------------------------------------------------------------
                                                        1999                            1998
                                           -----------------------------   ------------------------------
                                           AVERAGE               AVERAGE   AVERAGE                AVERAGE
                                           BALANCE    INTEREST    RATE     BALANCE    INTEREST     RATE
                                           -------    --------   -------   -------    --------    -------
                                                                (Dollars in Thousands)
Assets
   Loans <F1>                              $140,694    $3,186     9.06%    $126,382    $3,067      9.71%
   Taxable securities <F2>                   11,405       154     5.40       13,272       190      5.75
   Nontaxable securities <F1><F2>             8,457       157     7.43        7,926       154      8.04
   Other                                        180         1     2.22          319         3      3.76
                                           --------    ------              --------    ------

      Interest-earning assets               160,736     3,498     8.70      147,899     3,414      9.23
                                                       ------                          ------
   Noninterest-earning assets                 8,892                           9,397
                                           --------                        --------

      Total assets                         $169,628                        $157,296
                                           ========                        ========

Liabilities and shareholders' equity
   Interest-bearing transaction
     accounts                              $ 26,725       200     2.99     $ 22,694       190      3.35
   Savings deposits                           8,511        25     1.17        8,139        37      1.82
   Time deposits                             71,175       972     5.46       64,923       946      5.83
   Federal Home Loan Bank advances           26,240       403     6.14       26,697       419      6.28
   Other                                      4,971        62     4.99        3,563        53      5.95
                                           --------    ------              --------    ------

      Interest-bearing liabilities          137,622     1,662     4.83      126,016     1,645      5.22
                                                       ------     ----                 ------      ----
   Demand deposits                           14,179                          12,460
   Other noninterest-bearing liabilities      1,554                           3,118
   Shareholders' equity                      16,273                          15,702
                                           --------                        --------

      Total liabilities and
        shareholders' equity               $169,628                        $157,296
                                           ========                        ========



Net interest income (tax-equivalent
  basis) - interest spread                              1,836     3.87%                 1,769      4.01%
                                                                  ----                             ----

Tax equivalent adjustment <F1>                            (57)                            (58)
                                                       ------                          ------

Net interest income                                    $1,779                          $1,711
                                                       ======                          ======

Net interest income as a percentage
  of earning assets (tax-equivalent
  basis)                                                          4.57%                            4.78%
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

Table 2 - Changes in Tax Equivalent Net Interest Income
                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                                  1999 OVER 1998
                                                                  --------------
                                                          TOTAL       VOLUME      RATE
                                                          -----       ------      ----
                                                             (Dollars in Thousands)
Increase (decrease) in interest income <F1>
   Loans <F2>                                             $119         $333       $(214)
   Taxable securities                                      (36)         (25)        (11)
   Nontaxable securities <F2>                                3           13         (10)
   Other                                                    (2)          (1)         (1)
                                                          ----         ----       -----

      Net change in tax-equivalent income                   84          320        (236)

Increase (decrease) in interest expense <F1>
   Interest-bearing transaction accounts                    10           32         (22)
   Savings deposits                                        (12)           2         (14)
   Time deposits                                            26           88         (62)
   Federal Home Loan Bank advances                         (16)          (7)         (9)
   Other                                                     9           19         (10)
                                                          ----         ----       -----

      Net change in interest expense                        17          134        (117)
                                                          ----         ----       -----

      Net change in tax-equivalent
        net interest income                               $ 67         $186       $(119)
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

NET INTEREST INCOME

As shown in Tables 1 and 2, tax equivalent net interest income increased $67,000 in the first three months of 1999 compared to the same period of 1998. This is significantly less than the growth of $211,000 that occurred between 1998 and 1997. The increase in net interest income in 1999 was caused by growth in the Registrant's loan portfolio from the first quarter of 1998 to the first quarter of 1999. Approximately two-thirds of the growth effect was offset by a decline in the Registrant's interest rate spread.

The average balance of loans increased $14,312,000 from the first quarter of 1998 to the same period in 1999. This growth caused interest income from loans to be $333,000 higher in 1999 than in 1998. The change in the average balance in the other interest-earning categories did not have a significant impact on interest income. The average balance in time deposits rose $6,252,000 in the first quarter of 1999 compared to the prior year which caused an increase of $88,000 in interest expense on this deposit type. The average balance in interest-bearing transaction accounts increased to a lesser extent in 1999.

Table 1 shows that the net interest income spread was 3.87% for the first three months of 1999, compared to 4.01% for the same period of the prior year. This resulted from a 53-basis-point drop in the average rate earned on interest-earning assets, while the average rate paid on interest-bearing liabilities declined only 39 basis points. Both rate sensitive assets and liabilities were affected by a decline in general market interest rates that occurred in the fourth quarter of 1998. Overnight funding rates fell 75 basis points while other terms decreased between 50 and 100 basis points. The major contributing factor to the decrease in the Registrant's net interest spread in 1999 was the 65-basis-point drop in the average rate earned on loans. The decrease in the average loan rate was due to the decline in general market rates in late 1998 and intensified competition on loan rates for all loans. The decrease in general market rates immediately affected approximately half of the commercial and agricultural loans and a small portion of consumer loans. The lower interest rates existing in 1999 have caused the interest rate on new loans to be lower than that of loans already in the portfolio.

The Registrant plans to emphasize loan growth in the remainder of 1999 in an attempt to offset the effect of the declining net interest spread. Many banking industry professionals have expressed the belief that overnight interest rates may increase in the second half of 1999. If this occurs and the Registrant is able to manage its funding costs, the net interest spread could be stabilized. If overnight rates do not increase, the net interest spread will continue to be pressured if the average rate earned on assets falls more than the rate paid on liabilities.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses increased $20,000 from December 31, 1998 to March 31, 1999. The allowance was 1.32% of total loans at March 31, 1999, compared to 1.31% at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans was 188% as of March 31, 1999, compared to 184% as of the end of 1998. The provision for loan losses was $145,000 lower in the first three months of 1999 than in the same period of 1998. The decrease was primarily due to lower net chargeoffs in the first quarter of 1999 than in the same period in 1998.

Chargeoffs and recoveries for those loan categories with activity in the periods ended March 31, 1999 and 1998 were as follows:

                                            1999                             1998
                                            ----                             ----
                                CHARGEOFFS       RECOVERIES       CHARGEOFFS       RECOVERIES
                                ----------       ----------       ----------       ----------
Commercial                       $ 31,000         $10,000          $119,000         $ 1,000
Consumer                          105,000          16,000           125,000          21,000
                                 --------         -------          --------         -------

                                 $136,000         $26,000          $244,000         $22,000
                                 ========         =======          ========         =======

The decrease in commercial loan chargeoffs was due to a chargeoff on one commercial loan in the first quarter of 1998. The amount of chargeoffs that the Bank will experience in the remainder of 1999 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As growth in the loan portfolio occurs, management believes chargeoffs may increase as a result of the higher total balance of loans. The adequacy of the allowance for loan losses may also be affected by sub-prime residential mortgages, which the Bank began to purchase for its portfolio in the first quarter of 1999. The Bank's mortgage department plans to set aside a higher allowance for the sub-prime mortgage loans than for the loans it originates through normal channels. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1999, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

NONINTEREST INCOME

Total noninterest income decreased $55,000 in the first quarter of 1999 compared to the same period in 1998. Approximately $32,000 of the decline resulted from a lower level of mortgage loan sales and servicing income in 1999 than in 1998. Gains on sales of mortgage loans were less in 1999 due to the lower level of mortgage refinancing that occurred. Decreasing mortgage rates during the year of 1998 caused many borrowers to refinance their loans. The combination of those borrowers that had already refinanced and an increase in mortgage rates in the first quarter of 1999 caused the level of mortgage activity to be less in early 1999 than in the prior year. Management anticipates that gains on sales of mortgages may continue to lag the prior year since mortgage rates are not anticipated to decrease in the remainder of 1999 to the extent they did in 1998. The decrease in other noninterest income in the first quarter of 1999 was due to lower income from investment sales and travel agency commission income. The Registrant's management plans to emphasize fee income growth in these areas in the remainder of 1999.

NONINTEREST EXPENSE

Total noninterest expense increased $122,000 in the first quarter of 1999 compared to the same quarter of 1998. This was approximately 50% less than the $186,000 increase experienced in 1998. The increase in expense in 1999 resulted from higher occupancy expense and other noninterest expense. The growth in occupancy expense was due primarily to the Bank's two new branches. Management expects this will continue through the end of 1999 since the branches were opened in the last quarter of 1998. Costs related to the remodeling of the Bank's main office are expected to begin to impact occupancy expenses in the second quarter of 1999. Management anticipates that the remodeling will begin in the second quarter of 1999 and will be completed by the end of the year. Other noninterest expense was affected by higher advertising and marketing expense, higher data processing expense and by general growth in the Registrant's operating expenses. As a result of the Bank's new branches and anticipated growth in assets, the Bank's management believes that noninterest expense in the remainder of 1999 will continue to exceed the totals in comparable periods in 1998.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 ("Y2K") is significant to ChoiceOne since its computers and computer-based applications and like items in other businesses may be affected upon the arrival of January 1, 2000. Some computers and computer-based applications store the year as a two digit number. This may cause Y2K to be interpreted as the year 1900 and could cause computers to work improperly or cease to function.

ChoiceOne began its preparation for Y2K in 1997. ChoiceOne's management implemented a strategic plan for Y2K readiness. The strategic plan contains five phases: awareness, assessment, renovation, validation and implementation. A Y2K committee (the "Committee") was formed with representatives from each major area of the Bank. The Committee was given the responsibility for development and implementation of the strategic plan. The awareness, assessment and renovation phases were completed as of September 30, 1998. The validation and implementation phases were completed as of February 28, 1999. The Committee provides monthly updates to ChoiceOne's Board of Directors on its progress.

The Bank's primary application processing is provided by a data center.
The data center has performed Y2K readiness testing and had completed its testing as of March 31, 1999. The data center will continue to perform Y2K testing on new releases of software as necessary. The Committee has identified what it considers to be critical internal systems. Testing of internal systems was completed as of March 31, 1999. External resources and systems, such as heating and air conditioning, electrical, telephone, and other systems considered to be of major importance to ChoiceOne's operations, have been reviewed. These resources as well as major vendors have been surveyed regarding their Y2K readiness. Monitoring and testing will continue through the end of 1999.

Letters were mailed to all business customers informing them of the Y2K issue. Surveys were done of all significant commercial loan borrowers as to their Y2K knowledge and preparation. A discussion of the Y2K issue was contained in a newsletter mailed by ChoiceOne to all customers. Education of ChoiceOne's employees has occurred and will continue to occur in the form of training meetings and seminars.

Approximately $63,000 has been spent through December 31, 1998 on new hardware, new software and software changes to ready ChoiceOne's systems for Y2K. ChoiceOne's management estimates that approximately $17,000 in staff time has been spent to prepare for Y2K. Management anticipates that an additional $25,000 in hardware and software costs and $10,000 in staff time may be necessary in 1999. In addition, there may be costs that arise that are not anticipated at this time. However, these unanticipated costs are not expected to be significant.

The Bank, Insurance Agency and Travel Agency are very dependent on technology and are aware that problems could arise if this technology does not function properly. These problems could potentially include operational issues, lost income and loan losses from borrowers which could materially and adversely affect ChoiceOne's financial condition and results of operations. The Committee has followed its strategic plan to attempt to assure readiness of computers and related items in ChoiceOne's offices. However, ChoiceOne will also be dependent on the readiness of third parties. ChoiceOne has identified as most important its data center and telephone and electric services. The Committee has contacted these parties and will continue to monitor their progress with Y2K compliance. In anticipation of the possibility that certain internal or external systems may not function properly in January 2000, the Committee has established contingency plans for all critical areas. The Committee has in place or is developing backup plans for these areas. A time line has been established to ensure that appropriate plan development and testing of the plans will occur prior to December 31, 1999.

The costs of the project and the date on which ChoiceOne believes it will complete the Y2K modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which ChoiceOne's systems rely to modify or convert their systems to be Y2K compliant, the ability to locate and correct all relevant computer codes, and similar uncertainties.

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by ChoiceOne's outside consultants, vendors and others regarding the Y2K readiness of ChoiceOne and its customers, vendors and other parties. Although ChoiceOne believes this information to be accurate, it has not in each case independently verified such information.

SECURITIES

The balance of total securities decreased $796,000 from December 31, 1998 to March 31, 1999. Most of the decline was experienced in mortgage-backed securities as a result of principal paydowns. The Bank did not purchase any securities in the first quarter of 1999. The Bank's investment committee plans to review the securities portfolio in the second quarter of 1999 to determine whether securities purchases would be advisable. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first quarter of 1999 and plans to continue to do so in the remainder of the year. The securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

LOANS

Total loans increased $863,000 in the first quarter of 1999. This represented a higher level of growth than the same quarter in 1998 when loans decreased $1,618,000. The increased balance in 1999 resulted from growth in commercial loans and consumer loans. Management believes that the growth in commercial loans resulted from business development activities and competitive interest rates. Most of the increase in consumer loans occurred in indirect automobile loans. Home equity loans also contributed to the consumer loan growth in the first quarter of 1999.

Management believes that loan growth in the remainder of 1999 will continue to be impacted by interest rates and by competition within the Bank's market areas. Interest rate competition for commercial and agricultural loans has been very intense and management believes that this will continue. Management plans to continue the use of its officer calling program to generate commercial and agricultural loans. The Bank's mortgage lenders anticipate that applications will continue to be less than the levels experienced in 1998 due to current mortgage rate levels. The Bank began to purchase sub-prime residential mortgages for its portfolio in the first quarter of 1999 and plans to continue these purchases in the remainder of 1999. The Bank's consumer lenders plan to use direct mail advertising and referrals from other Bank departments to stimulate demand for direct consumer loans. The Bank also plans to grow the indirect portion of its consumer portfolio by emphasizing contact with area dealers.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of March 31, 1999 and December 31, 1998 were as follows:

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                               --------      ------------
Loans accounted for on a nonaccrual basis                      $583,000        $489,000
Loans, not included in nonaccrual loans, which are
   contractually past due 90 days or more as to
   interest or principal payments                               269,000         419,000
Loans, not included in nonaccrual or loans past due
   90 days or more, which are considered troubled
   debt restructurings                                          109,000          62,000
                                                               --------        --------

   Total                                                       $961,000        $970,000
                                                               ========        ========

Nonperforming other real estate                                $ 36,000        $ 36,000
                                                               ========        ========

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $5,088,000 as of March 31, 1999, compared to $6,440,000 as of December 31, 1998. The decrease in the first quarter of 1999 was caused by a large commercial loan that was removed from the list. Approximately $250,000 of the allowance for loan losses had been specifically allocated to these loans at March 31, 1999.

DEPOSITS AND OTHER FUNDING SOURCES

Total deposits decreased $2,521,000 in the first quarter of 1999. Most of the change was caused by a $1,989,000 decline in noninterest-bearing and interest-bearing demand deposit balances. A decrease in these accounts is expected in the first quarter of the year as temporary funds have traditionally been deposited near the end of each calendar year. Little change occurred in the other deposit categories.

The Bank's management plans to continue to emphasize growth in its core deposit base (deposits obtained in its local market areas) in the rest of 1999. The rate paid on core deposits is normally less expensive than other sources of funding such as advances from the Federal Home Loan Bank. Management plans to use interest rate and other types of promotions to attempt to stimulate the growth. Management anticipates it will use federal funds purchased, repurchase agreements, and Federal Home Loan Bank advances to supplement the core deposit growth.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $202,000 in the first quarter of 1999. Equity growth resulted primarily from retained earnings. The effect of a small decrease in the balance of accumulated other comprehensive income was offset by proceeds from the issuance of stock to the Registrant's Board of Directors.

Total shareholders' equity as a percentage of assets was 9.66% as of March 31, 1999, compared to 9.46% as of December 31, 1998. The Registrant's management plans to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at March 31, 1999.

CAPITAL RESOURCES

The Bank plans to begin remodeling its main office in the second quarter of 1999. The remodeling will include the interior and exterior of the Bank as well as the construction of new drive-up facilities. Management estimates the cost of the remodeling will range from $1,000,000 to $1,250,000. It is anticipated that most of the remodeling cost will be allocated to the building. However, some equipment purchases may be necessary.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

LIQUIDITY AND RATE SENSITIVITY

Cash and cash equivalents decreased $1,534,000 in the first quarter of 1999. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis. The Bank has completed its application for a secured line of credit with the Federal Reserve Bank of Chicago. The line will be secured by commercial loans. Approximately $30,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs. Management expects that the line could be used for liquidity purposes in special circumstances such as the end of 1999. Management believes that depositor concern over the Year 2000 may cause a higher than normal withdrawal of funds from depositor accounts. The Bank's management plans to have a relatively high balance of cash on hand to attempt to meet customer needs.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $38,229,000 at the one-year repricing point as of March 31, 1999. This placed the ratio of rate-sensitive assets to rate-sensitive liabilities at such repricing point at 63% as of March 31, 1999, compared to 66% as of December 31, 1998. The slight decrease in the ratio was caused by the funding of longer-term assets with shorter-term liabilities in the first quarter of 1999. Management believes that the percentage is relatively low due to the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. However, management has some control over the timing and extent of the change in interest rates on these deposits. Based on the current status of general market interest rates, the Bank's management believes that it may be prudent to lengthen some of the maturities of its rate-sensitive liabilities to take advantage of relatively low longer-term interest rates and to increase the ratio of rate-sensitive assets to rate-sensitive liabilities.

Table 3 - Maturities and Repricing Schedule
                                                               AS OF MARCH 31, 1999
                                         ----------------------------------------------------------------
                                         0 - 3          3 - 12         1 - 5         OVER
                                         MONTHS         MONTHS         YEARS        5 YEARS       TOTAL
                                         ------         ------         -----        -------       -----
                                                              (Dollars in thousands)
Assets
   Loans                                $ 39,184       $ 16,830       $72,845       $12,779      $141,638
   Interest-bearing deposits
      with banks                               6              0             0             0             6
   Taxable securities                      3,224          4,185         3,446           352        11,207
   Nontaxable securities                     445            570         2,402         4,862         8,279
                                        --------       --------       -------       -------      --------
      Rate-sensitive assets               42,859         21,585        78,693        17,993       161,130

Liabilities
   Interest-bearing transaction
      accounts                            25,928              0             0             0        25,928
   Savings deposits                        8,706              0             0             0         8,706
   Time deposits                          22,886         32,525        15,100            87        70,598
   Federal funds purchased and
      repurchase agreements                4,923              0             0             0         4,923
   Federal Home Loan Bank
      advances                             2,000          5,329        18,640             0        25,969
   Long-term debt                            149            227           195             0           571
                                        --------       --------       -------       -------      --------

      Rate-sensitive liabilities          64,592         38,081        33,935            87       136,695
                                        --------       --------       -------       -------      --------

Rate-sensitive assets less
   rate-sensitive liabilities:

   Asset (liability) gap
      for the period                    $(21,733)      $(16,496)      $44,758       $17,906      $ 24,435
                                        ========       ========       =======       =======      ========

   Cumulative asset
      (liability) gap                   $(21,733)      $(38,229)      $ 6,529       $24,435
                                        ========       ========       =======       =======





   Cumulative rate-
      sensitive assets as a
      percentage of
      cumulative rate-
      sensitive liabilities                66.35%         62.77%       104.78%       117.88%
                                        ========       ========       =======       =======

                        PART II.  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 13, 1999, the Registrant issued 356 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $9,612. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

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

      27      Financial Data Schedule.

     2. REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CHOICEONE FINANCIAL SERVICES, INC.




Date MAY 17, 1999             /S/ JAE M. MAXFIELD
                              Jae M. Maxfield
                              President and Chief Executive Officer




Date MAY 17, 1999             /S/ THOMAS L. LAMPEN
                              Thomas L. Lampen
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting
                              Officer)

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

      27      Financial Data Schedule.