Form 10-Q
period 1999-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 1999-08-16
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

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

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X         No

As of July 31, 1999, the Registrant had outstanding 1,110,579 shares of common stock.

Transitional Small Business Disclosure Format (check one):     Yes              No    X

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	1999	1998
Assets
Cash and due from banks	$ 3,736,000	$ 5,055,000
Securities available for sale	18,175,000	20,282,000
Loans, net	145,719,000	138,924,000
Premises and equipment, net	4,038,000	4,086,000
Other assets	2,453,000	2,255,000

Total assets	$174,121,000	$170,602,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS - Continued

	June 30,	December 31,
	1999	1998
Liabilities
Deposits - noninterest bearing	$ 14,895,000	$ 15,661,000
Deposits - interest bearing	105,748,000	106,671,000
Federal funds purchased and repurchase agreements	9,032,000	3,310,000
Other liabilities	1,702,000	1,588,000
Federal Home Loan Bank advances	25,969,000	25,969,000
Long-term debt	252,000	581,000

Total liabilities	157,598,000	154,461,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	0	0
Common stock; shares authorized: 2,000,000; shares
outstanding: 1,109,667 at June 30, 1999 and
1,053,285 at December 31, 1998	13,353,000	11,824,000
Retained earnings	3,146,000	4,070,000
Accumulated other comprehensive income	24,000	247,000

Total shareholders' equity	16,523,000	16,141,000

Total liabilities and shareholders' equity	$174,121,000	$170,602,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	1999	1998	1999	1998

Interest income
Loans, including fees	$3,305,000	$3,133,000	$6,488,000	$6,194,000
Securities
Taxable	159,000	195,000	312,000	385,000
Nontaxable	95,000	99,000	199,000	201,000
Other	0	13,000	1,000	16,000

Total interest income	3,559,000	3,440,000	7,000,000	6,796,000

Interest expense
Deposits	1,167,000	1,203,000	2,364,000	2,376,000
Short-term borrowings	66,000	36,000	117,000	74,000
Federal Home Loan Bank
Advances	403,000	416,000	806,000	835,000
Long-term debt	11,000	19,000	22,000	34,000

Total interest expense	1,647,000	1,674,000	3,309,000	3,319,000

Net interest income	1,912,000	1,766,000	3,691,000	3,477,000
Provision for loan losses	90,000	180,000	220,000	455,000

Net interest income after
provision for loan losses	1,822,000	1,586,000	3,471,000	3,022,000

Noninterest income
Customer service fees	127,000	131,000	256,000	251,000
Insurance commission income	231,000	228,000	455,000	447,000
Mortgage loan sales
and servicing	60,000	76,000	138,000	186,000
Other income	60,000	39,000	118,000	134,000

Total noninterest income	478,000	474,000	967,000	1,018,000

Noninterest expense
Salaries and benefits	758,000	732,000	1,522,000	1,494,000
Occupancy expense	304,000	221,000	569,000	443,000
Other expense	510,000	455,000	960,000	828,000

Total noninterest expense	1,572,000	1,408,000	3,051,000	2,765,000

Income before income tax	728,000	652,000	1,387,000	1,275,000
Income tax expense	231,000	191,000	431,000	374,000

Net income	$ 497,000	$ 461,000	$ 956,000	$ 901,000

Basic earnings per share and
earnings per share assuming
Dilution	$ .45	$ .41	$ .86	$ .80

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	1999	1998	1999	1998

Net income	$497,000	$461,000	$956,000	$901,000

Other comprehensive income
Change in unrealized gains
and losses on securities
Unrealized gains/(losses)
arising during the period	(255,000)	42,000	(339,000)	10,000
Tax effect	(87,000)	14,000	(115,000)	3,000

Total other
comprehensive income	(168,000)	28,000	(224,000)	7,000

Comprehensive income	$328,000	$489,000	$732,000	$908,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	1999	1998

Cash flows from operating activities
Net income	$ 956,000	$ 901,000
Reconciling items:
Net amortization on securities	78,000	72,000
Net gain on sales of loans	(80,000)	(125,000)
Loans originated for sale	(5,148,000)	(9,700,000)
Proceeds from loan sales	6,357,000	10,521,000
Provision for loan losses	220,000	455,000
Depreciation	292,000	192,000
Other non-cash charges and credits	27,000	(24,000)
Deferred income tax expense/(benefit)	2,000	(36,000)
Changes in assets and liabilities:
Interest receivable and other assets	(109,000)	65,000
Interest payable and other liabilities	114,000	(2,236,000)

Net cash provided by operating activities	2,709,000	85,000

Cash flows from investing activities
Securities available for sale:
Purchases	0	(3,881,000)
Principal payments	1,685,000	2,929,000
Net change in loans	(8,308,000)	(7,456,000)
Loans sold	167,000	1,510,000
Loans purchased	0	(625,000)
Premises and equipment expenditures, net	(244,000)	(282,000)

Net cash used in investing activities	(6,700,000)	(7,805,000)

Cash flows from financing activities
Net change in deposits	(1,689,000)	5,169,000
Net change in short-term borrowings	5,722,000	2,572,000
Proceeds from Federal Home Loan Bank advances	0	3,500,000
Payments on Federal Home Loan Bank advances	(681,000)	(3,458,000)
Payments on long-term debt	(329,000)	(88,000)
Issuance of common stock	114,000	80,000
Repurchase of common stock	(15,000)	0
Cash dividends and fractional shares from stock dividends	(450,000)	(431,000)

Net cash provided by financing activities	2,672,000	7,344,000

Net change in cash and cash equivalents	(1,319,000)	(376,000)
Beginning cash and cash equivalents	5,055,000	3,769,000

Ending cash and cash equivalents	$3,736,000	$3,393,000

Cash paid for interest	$3,319,000	$3,317,000
Cash paid for income taxes	$ 425,000	$ 470,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the " Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). Intercompany transactions and balances have been eliminated in consolidation.

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 1999 and June 30, 1998, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 1999 and June 30, 1998, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1999 and June 30, 1998. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Stock Transactions, Earnings and Cash Dividends Per Share

The Registrant's Board of Directors declared a 5% stock dividend on April 14, 1999. The stock dividend was payable to shareholders of record as of May 10, 1999 and was paid on June 1, 1999. A 5% stock dividend was declared on February 11, 1998. The stock dividend was paid on March 31, 1998 to shareholders of record on March 16, 1998. The Registrant also declared a two-for-one stock split on February 11, 1998. The stock split was paid on May 22, 1998 to shareholders of record on April 30, 1998.

A total of 721 shares of common stock were issued to the Registrant's Board of Directors under the terms of the Directors' Stock Purchase Plan in the first two quarters of 1999. A total of 568 shares of the Registrant's common stock were repurchased from shareholders in the first half of 1999. Approximately 3,660 shares of common stock were sold by the Registrant to the Bank's 401(k) savings and retirement plan in the second quarter of 1999.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 5% stock dividend paid in June 1999, the 5% stock dividend paid in March 1998 and the two-for-one stock split paid in May 1998. The weighted average number of shares outstanding was 1,107,231 for the second quarter of 1999; 1,106,709 for the first half of 1999; 1,131,339 for the second quarter of 1998; and 1,129,542 for the first half of 1998.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the 5% stock dividend paid in June 1999, the 5% stock dividend paid in March 1998 and the two-for-one stock split paid in May 1998. The number of shares outstanding for purposes of computing cash dividends per share was 1,106,281 for the first two quarters of 1999, 1,128,238 for the first quarter of 1998, and 1,127,732 for the second quarter of 1998.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities as of June 30, 1999 and December 31, 1998 follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

June 30, 1999
U.S. Treasuries and
U.S. Government agencies	$ 3,755,000	$ 1,000	$ (2,000)	$ 3,754,000
States and municipalities	7,912,000	111,000	(83,000)	7,940,000
Mortgage-backed securities	3,502,000	25,000	(17,000)	3,510,000
Other securities	2,971,000	0	0	2,971,000

Total	$18,140,000	$137,000	$(102,000)	$18,175,000

December 31, 1998
U.S. Treasuries and
U.S. Government agencies	$ 4,264,000	$ 18,000	$ (1,000)	$ 4,281,000
States and municipalities	8,324,000	341,000	0	8,665,000
Mortgage-backed securities	4,350,000	31,000	(16,000)	4,365,000
Other securities	2,970,000	1,000	0	2,971,000

Total	$19,908,000	$391,000	$(17,000)	$20,282,000

There were no sales of securities for the six months ended June 30, 1999 and June 30, 1998.

For the six months ended June 30, 1999, the net unrealized holding gain on securities available for sale decreased by $339,000 resulting in a net unrealized gain of $35,000 on securities available for sale as of June 30, 1999, before any deferred tax effect .

The fair values of securities pledged as collateral at June 30, 1999 and December 31, 1998 were as follows:

	June 30,	December 31,
	1999	1998

Securities sold under agreements to repurchase	$3,280,000	$3,034,000
Public deposits	501,000	503,000

Total	$3,781,000	$3,537,000

NOTE 3 - LOANS

Loans at June 30, 1999 and December 31, 1998 were classified as follows:

	June 30,	December 31,
	1999	1998

Commercial	$55,126,000	$52,062,000
Agricultural	7,686,000	9,236,000
Real estate mortgage - construction	4,048,000	3,122,000
Real estate mortgage - residential	47,355,000	45,611,000
Consumer	33,402,000	30,744,000

Total loans before allowance for loan losses	147,616,000	140,775,000
Less allowance for loan losses	1,897,000	1,851,000

Loans, net	$145,719,000	$138,924,000

The cost of loans pledged for borrowings at June 30, 1999 and December 31, 1998 was as follows:

Residential real estate mortgages pledged for
Federal Home Loan Bank advances	$42,183,000	$37,915,000
Commercial loans pledged for secured loan borrowings	278,000	536,000

Total	$42,461,000	$38,451,000

Loans held for sale included $804,000 of commercial loans and $232,000 of residential real estate mortgage loans at June 30, 1999. Loans held for sale were accounted for at the lower of aggregate cost or market value.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

	Six months ended
	June 30,
	1999	1998

Balance at beginning of period	$1,851,000	$1,567,000

Provision charged to expense	220,000	455,000
Recoveries credited to the allowance	46,000	44,000
Loans charged-off	(220,000)	(312,000)

Balance at end of period	$1,897,000	$1,754,000

Information regarding impaired loans as of June 30, 1999 and December 31, 1998 follows:

	June 30,	December 31,
	1999	1998

Loans with no allowance allocated	$408,000	$2,194,000
Loans with allowance allocated	296,000	559,000
Amount of allowance for loan losses allocated	254,000	244,000

Information regarding impaired loans for the six months ended June 30, 1999 and June 30, 1998 follows:

	1999	1998

Average balance during the period	$1,477,000	$2,280,000
Interest income recognized thereon	46,000	137,000
Cash basis interest income recognized	36,000	132,000

NOTE 5 - CERTIFICATES OF DEPOSIT

As of June 30, 1999, certificates of deposit included $9,022,000 obtained through a national time deposit rate service. The weighted average interest rate on these deposits was 5.53%. Approximately $6,145,000 of the deposits had maturities of one year or less, while the remainder had a maximum maturity of three years.

NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the six months ended June 30, 1999 and June 30, 1998 was as follows:

	1999	1998

Supplies and postage	$137,000	$124,000
Legal and professional	119,000	94,000
Computer processing	92,000	74,000
State single business tax expense	68,000	64,000
Advertising and marketing	63,000	65,000
Telephone	60,000	51,000
Other	421,000	356,000

Total	$960,000	$828,000

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the six months ended June 30, 1999 and 1998 were as follows:

	1999	1998

Current income tax expense	$429,000	$410,000
Deferred income tax expense (benefit)	2,000	(39,000)
Income tax expense	$431,000	$371,000

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at June 30, 1999 and December 31, 1998 were as follows:

	June 30,	December 31,
	1999	1998

Deferred tax assets:
Allowance for loan losses	$541,000	$525,000
Deferred loan fees	91,000	95,000
Postretirement benefits obligation	52,000	51,000
Deferred compensation	51,000	54,000
Other	11,000	17,000

Total deferred tax assets	746,000	742,000

Deferred tax liabilities:
Depreciation	242,000	239,000
Loan servicing rights	66,000	57,000
Unrealized appreciation on securities available
for sale	12,000	127,000
Other	10,000	30,000

Total deferred tax liabilities	330,000	453,000

Net deferred tax asset	$416,000	$289,000

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at June 30, 1999 or December 31, 1998.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
                 RISK

Noninterest-bearing deposits totaling approximately $2,382,000 were held at NBD Bank, N.A. at June 30, 1999.

As of June 30, 1999, the Registrant had outstanding commitments to make loans totaling $26,807,000, the majority of which have variable interest rates. The Registrant had issued approximately $5,062,000 in unused lines of credit and $77,000 in letters of credit at June 30, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or ChoiceOne) and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income increased $36,000 or 8% in the second quarter of 1999 compared to the same period in 1998 and has risen $55,000 or 6% in the first six months of 1999 compared to the first half of the prior year. The increase in net income was due to higher net interest income and a lower provision for loan losses, the effect of which was offset by growth in noninterest expense.

Growth in average interest-earning assets contributed all of the increase in net interest income in the first two quarters of 1999. Approximately 40% of the effect of asset growth was partially offset by a smaller spread in 1999 between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities than was experienced in the first half of 1998. The decline in the interest rate spread resulted from decreases in market rates that occurred in the last quarter of 1998 and lower loan fees due to less volume. The decrease in the provision for loan losses was believed reasonable by the Bank's management due to the lower level of loan chargeoffs in the first half of 1999 than in the prior year. The growth in noninterest expense was primarily due to expenses of the Bank's new branches, expenses related to remodeling of the Bank's main office, and general growth in expenses.

The return on average assets was 1.13% for the first six months of 1999, compared to 1.15% for the same period in 1998. The return on average shareholders' equity was 11.79% for the first half of 1999, compared to 11.48% for the comparable period of the prior year.

Cash and Stock Dividends

Cash dividends declared in the second quarter of 1999 were $233,000, or $.21 per common share, which represented a $.02 per share or 11% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first six months of 1999 were $444,000 or $.40 per share, which was $.03 or 8% greater than the dividends paid in the same period in 1998. The cash dividend payout percentage in the first six months of 1999 was 46%, compared to 47% in the same period of 1998. The Registrant declared a 5% stock dividend in February 1998, a two-for-one stock split in February 1998 and a 5% stock dividend in April 1999. The stock dividend declared in 1998 was paid in March 1998, the stock split declared in 1998 was paid in May 1998 and the stock dividend declared in 1999 was paid in June 1999. The cash dividend per share amounts for both 1999 and 1998 have been adjusted for the effect of the stock dividends and the stock split.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 1999 and June 30, 1998. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates
	For the Six Months Ended June 30,
	1999			1998
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in Thousands)
Assets
Loans (1)	$142,041	$6,495	9.15%	$127,456	$6,205	9.74%
Taxable securities (2)	11,066	312	5.66	12,991	384	5.92
Nontaxable securities (1)(2)	8,236	302	7.59	8,097	305	7.78
Other	132	1	1.52	668	17	5.09

Interest-earning assets	161,475	7,110	8.81	149,212	6,911	9.26
Noninterest-earning assets	9,046			9,258

Total assets	$170,521			$158,470

Liabilities and shareholders' equity
Interest-bearing transaction
Accounts	$ 26,071	388	2.98	$ 23,098	386	3.34
Savings deposits	8,578	50	1.17	8,128	74	1.82
Time deposits	71,263	1,926	5.41	65,654	1,915	5.83
Federal Home Loan Bank advances	26,104	806	6.18	26,425	835	6.32
Other	5,977	139	4.65	3,719	109	5.86

Interest-bearing liabilities	137,993	3,309	4.80	127,024	3,319	5.23
Demand deposits	14,919			12,974
Other noninterest-bearing liabilities	1,253			2,640
Shareholders' equity	16,356			15,832

Total liabilities and
shareholders' equity	$170,521			$158,470

Net interest income (tax-equivalent
basis) - interest spread		3,801	4.01%		3,592	4.03%

Tax equivalent adjustment (1)		(110)			(115)

Net interest income		$3,691			$3,477

Net interest income as a percentage
of earning assets (tax-equivalent
basis)			4.71%			4.81%

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

Table 2 - Changes in Tax Equivalent Net Interest Income

	Six Months Ended June 30,
	1999 Over 1998
	Total	Volume	Rate
	(Dollars in Thousands)
Increase (decrease) in interest income (1)
Loans (2)	$290	$683	$(393)
Taxable securities	(72)	(56)	(16)
Nontaxable securities (2)	(3)	(1)	(2)
Other	(16)	(9)	(7)

Net change in tax-equivalent income	199	617	(418)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	2	47	(45)
Savings deposits	(24)	4	(28)
Time deposits	11	156	(145)
Federal Home Loan Bank advances	(29)	(10)	(19)
Other	30	56	(26)

Net change in interest expense	(10)	253	(263)

Net change in tax-equivalent
net interest income	$209	$364	$(155)

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $209,000 in the first six months of 1999 compared to the same period of 1998. This is less than one-half of the growth of $445,000 that occurred between 1998 and 1997. The increase in net interest income in 1999 was caused by growth in the Registrant's loan portfolio from the first half of 1998 to the first half of 1999. Slightly more than 40% of the growth effect in 1999 was offset by a decline in the Registrant's interest rate spread.

The average balance of loans increased $14,585,000 from the first six months of 1998 to the same period in 1999. This growth caused interest income from loans to be $683,000 higher in 1999 than in 1998. The change in the average balance in the other interest-earning categories did not have a significant impact on interest income. The average balance in time deposits rose $5,609,000 in the first half of 1999 compared to the prior year which caused an increase of $156,000 in interest expense on this deposit type. The average balance in interest-bearing transaction accounts and other interest-bearing liabilities increased to a lesser extent in 1999.

Table 1 shows that the net interest income spread was 4.01% for the first six months of 1999, which was virtually equal to the spread of 4.03% experienced in the first half of 1998. The average rate earned on interest-earning assets fell 45 basis points from 1998 to 1999. This effect was almost matched by a 43 basis point drop in the average rate paid on interest-bearing liabilities. Although the decrease in the net interest income spread was only 2 basis points from 1998 to 1999, the decrease in tax-equivalent net interest income due to interest rates was $155,000 in the first six months of 1999. The significant dollar amount was due to the fact that the average balance of rate sensitive assets was approximately $23,500,000 more than rate sensitive liabilities. This caused the rate decrease to have a larger impact on interest income than on interest expense.

Both rate sensitive assets and liabilities were affected by a decline in general market interest rates that occurred in the fourth quarter of 1998. Overnight funding rates fell 75 basis points while other terms decreased between 50 and 100 basis points. The decrease in the average loan rate was due to the decline in general market rates in late 1998 and intensified competition on loan rates for all loans. The decrease in average rates on interest-bearing liabilities was due to the decline in general market interest rates. The Federal Reserve Bank's Open Market Committee, which can effect changes in short-term interest rates, raised the federal funds interest rate 25 basis points on June 30, 1999. The Bank's prime lending rate was raised by an equal amount the next day. It is anticipated that this will have a beneficial impact of approximately $5,000 per month on the Registrant's net interest margin.

The Registrant plans to emphasize loan growth in the remainder of 1999 in an attempt to offset the effect of declining interest rates. The increase in the Bank's prime lending rate will provide short-term relief to the net interest margin. However, the interest cost of the Bank's funding shows signs of upward movement in the second quarter of 1999. Interest rates of both national market time deposits and Federal Home Loan Bank advances have risen since the end of 1998. This may begin to pressure the Registrant's ability to maintain its net interest spread in the second half of 1999.

Provision and Allowance for Loan Losses

The allowance for loan losses increased $46,000 from December 31, 1998 to June 30, 1999. The allowance was 1.29% of total loans at June 30, 1999, compared to 1.31% at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans was 119% as of June 30, 1999, compared to 184% as of the end of 1998. The change in the allowance coverage of nonperforming loans was caused by an increase of $594,000 in nonperforming loans from December 31, 1998 to June 30, 1999. The increase occurred in commercial, consumer, and mortgage loans. The provision for loan losses was $235,000 lower in the first six months of 1999 than in the same period of 1998. The decrease was due in part to lower net chargeoffs in the first half of 1999 than in the same period in 1998.

Chargeoffs and recoveries for those loan categories with activity in the periods ended June 30, 1999 and 1998 were as follows:

	1999		1998
	Chargeoffs	Recoveries	Chargeoffs	Recoveries

Commercial	$41,000	$13,000	$119,000	$ 1,000
Consumer	179,000	33,000	193,000	43,000

	$220,000	$46,000	$312,000	$44,000

The decrease in commercial loan chargeoffs in 1999 was due to a chargeoff on one commercial loan in the first quarter of 1998. The Bank's management expects that the amount of chargeoffs that the Bank will experience in the remainder of 1999 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As growth in the loan portfolio occurs, management believes chargeoffs may increase as a result of the higher total balance of loans. The adequacy of the allowance for loan losses may also be affected by sub-prime residential mortgages, which the Bank began to purchase for its portfolio in the first quarter of 1999. The Bank's mortgage department has not purchased as many sub-prime residential mortgages in the first half of 1999 as was anticipated. The mortgage lenders believe that these purchases may increase in volume in the second half of 1999. The Bank's mortgage department plans to set aside a higher allowance for the sub-prime mortgage loans than for the loans it originates through normal channels. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1999, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

Noninterest Expense

Total noninterest expense increased $164,000 in the second quarter of 1999 compared to the same quarter of 1998 and has grown $286,000 in the first six months of 1999 compared to the same period in 1998. This was approximately 40% less than the $490,000 increase experienced in the first half of 1998. The increase in expense in 1999 resulted from higher occupancy expense and other noninterest expense. The growth in occupancy expense was due primarily to the Bank's two new branches and to costs related to the remodeling of the Bank's main office. Management expects that the increased expenses related to the new branches will continue through the end of 1999 since the branches were opened in the last quarter of 1998. The remodeling of the Bank's main office began in the second quarter of 1999. The Bank's management anticipates that the first phase of the project will be completed by the end of August 1999 with the second phase complete in late 1999 or early in the first quarter of 2000. Other noninterest expense was affected in 1999 by expenses of the Bank's new branches, higher data processing expense, higher consulting expense and by general growth in the Registrant's operating expenses. As a result of the new branches and anticipated continued growth in assets, the Bank's management believes that noninterest expense in the last half of 1999 will continue to exceed the amounts in comparable periods in 1998.

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

Approximately $80,000 has been spent through June 30, 1999 on new hardware, new software and software changes to ready ChoiceOne's systems for Y2K. ChoiceOne's management estimates that approximately $20,000 in staff time has been spent to prepare for Y2K. Management anticipates that an additional $10,000 in hardware and software costs and $5,000 in staff time may be necessary in the remainder 1999. In addition, there may be costs that arise that are not anticipated at this time. However, these unanticipated costs are not expected to be significant.

The Bank, Insurance Agency and Travel Agency are very dependent on technology and are aware that problems could arise if this technology does not function properly. These problems could potentially include operational issues, lost income and loan losses from borrowers which could materially and adversely affect ChoiceOne's financial condition and results of operations. The Committee has followed its strategic plan to attempt to assure readiness of computers and related items in ChoiceOne's offices. However, ChoiceOne will also be dependent on the readiness of third parties. ChoiceOne has identified as most important its data center and telephone and electric services. The Committee has contacted these parties and will continue to monitor their progress with Y2K compliance. In anticipation of the possibility that certain internal or external systems may not function properly in January 2000, the Committee has established contingency plans for all critical areas. The Committee has in place or is developing backup plans for these areas. The Committee has developed a business resumption contingency plan and has tested the plan during the second quarter of 1999. A time line has been developed to monitor the accumulation of materials necessary to operate within the contingency environment.

Securities

The balance of total securities decreased $1,311,000 in the second quarter of 1999 and has declined $2,107,000 since the end of 1998. The decrease was caused by both principal paydowns of mortgage-backed securities and securities maturities. The Bank has not purchased any securities in the first two quarters of 1999. The Bank's investment committee plans to review the securities portfolio in the third quarter of 1999 and purchase securities if believed necessary. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first two quarters of 1999 and plans to continue to do so in the remainder of the year. The securities portfolio may also serve as a source of liquidity for deposit needs and as collateral for additional advances from the Federal Home Loan Bank.

Loans

Total loans increased $5,978,000 in the second quarter of 1999 after increasing $863,000 in the first quarter of 1999. The difference between the two quarters was due to an increasing level of growth in all loan categories with the exception of agricultural loans. The agricultural loan balance fell $1,277,000 in the second quarter of 1999 after decreasing $273,000 in the first quarter. The increased growth level in the second quarter of 1999 was due to continued calling by the Bank's loan officers and the fact that the first quarter of the year is traditionally a lower growth quarter for residential mortgage loans and consumer loans.

The commercial loans balance has increased $3,064,000 in the first two quarters of 1999. The Bank's management believes that this growth was caused by business development activities by the Bank's commercial lending officers. The agricultural loans balance has decreased $1,550,000 in the first half of 1999. This decline resulted from normal seasonal principal payments from the Bank's agricultural borrowers and lower than normal loan originations. Both commercial and agricultural loans have been and are expected to continue to be affected by a high level of competition within the Bank's market areas. The competition is particularly intense in the area of interest rates charged on loans. Management plans to continue to use its officer calling program to generate demand for commercial and agricultural loans. The total of construction and residential real estate mortgage loans increased $2,670,000 in the first two quarters of 1999, compared to an increase of only $92,000 in the first half of 1998. Although the level of growth in mortgage loans has been higher in 1999, the amount of mortgage applications received has decreased from $24,341,000 in the first half of 1998 to $18,360,000 for the same period in 1999. Lower interest rates in 1998 caused many borrowers to refinance into long-term fixed rate mortgages. The Bank sold virtually all of these loans in the secondary market. In contrast, relatively higher long-term interest rates in 1999 have caused less refinancing activity and have also caused more borrowers to choose shorter-term fixed rate mortgages. These shorter-term fixed rate mortgages, which bear rates that can reprice after 3, 5 or 7 years, are held in the Bank's loan portfolio. The Bank's mortgage lenders anticipate that applications will continue to be less than the levels experienced in 1998 due to current mortgage interest rates. The Bank purchased a limited number of sub-prime residential mortgages for its portfolio in the first half of 1999. The Bank's management believes that a larger amount of purchases will occur in the remainder of 1999. Consumer loans have grown $2,658,000 in the first six months of 1999. Approximately $1,784,000 of the increase resulted from indirect loans. The indirect loan growth was caused by higher balances with existing dealers as well as new relationships established. The Bank's consumer lenders plan to continue their emphasis of both direct and indirect loans.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of June 30, 1999 and December 31, 1998 were as follows:

	June 30,	December 31,
	1999	1998

Loans accounted for on a nonaccrual basis	$ 761,000	$489,000
Loans, not included in nonaccrual loans, which are
contractually past due 90 days or more as to
interest or principal payments	718,000	419,000
Loans, not included in nonaccrual or loans past due
90 days or more, which are considered troubled
debt restructurings	85,000	62,000

Total	$1,564,000	$970,000

Nonperforming other real estate	$ 36,000	$ 36,000

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $4,009,000 as of June 30, 1999, compared to $6,440,000 as of December 31, 1998. The decrease in the balance since the end of 1998 was caused by commercial borrowers that experienced improvement in their financial condition. Approximately $345,000 of the allowance for loan losses had been specifically allocated to these loans at June 30, 1999.

Deposits and Other Funding Sources

Total deposits increased $832,000 in the second quarter of 1999 after decreasing $2,521,000 in the first quarter. The reasons for the change in growth were an increase of $1,795,000 in national market time deposits in the second quarter of 1999 and an increase of $316,000 in noninterest-bearing demand deposits in the second quarter of 1999 compared to a decrease of $1,082,000 in the first quarter. Core deposits (deposits obtained from the Bank's local market areas) have decreased $3,485,000 in the first half of 1999. This is an area of concern for the Bank's management and management plans to strengthen its emphasis on core deposit growth in the second half of the year. Management plans to use interest rate and other types of promotions to attempt to stimulate core deposit growth. Management anticipates that national market time deposits, federal funds purchased, and Federal Home Loan Bank advances will continue to be used to supplement core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $180,000 in the second quarter of 1999 and has increased $382,000 since the end of 1998. Equity growth resulted primarily from retained earnings. The effect of a $223,000 decrease in the balance of accumulated other comprehensive income and $15,000 paid for repurchase of common stock was offset by proceeds of $114,000 from the sale of stock to the Registrant's Board of Directors and the ChoiceOne Bank 401(k) Savings and Retirement Plan.

Total shareholders' equity as a percentage of assets was 9.49% as of June 30, 1999, compared to 9.46% as of December 31, 1998. The Registrant's management plans to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at June 30, 1999.

Capital Resources

The Bank began remodeling its main office in the second quarter of 1999. The remodeling will include the interior and exterior of the Bank as well as the construction of new drive-up facilities. Management estimates the cost of the remodeling will range from $1,250,000 to $1,500,000. It is anticipated that most of the remodeling cost will be allocated to the building. However, some equipment purchases may be necessary.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents increased $215,000 in the second quarter of 1999 after decreasing $1,534,000 in the first quarter. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis. The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $28,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs. Management expects that the line could be used for liquidity purposes in special circumstances such as the end of 1999. Management believes that depositor concern over the year 2000 is likely to cause a higher than normal withdrawal of funds from depositor accounts.

The Bank's management plans to have a relatively high balance of cash on hand to meet customer needs. The Bank also anticipates that it will be able to access its federal funds purchased lines and the line of credit with the Federal Reserve to obtain additional funds if necessary.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $40,264,000 at the one-year repricing point as of June 30, 1999. This placed the ratio of rate-sensitive assets to rate-sensitive liabilities at such repricing point at 61% as of June 30, 1999, compared to 63% as of March 31, 1999, and 66% as of December 31, 1998. The decrease in the ratio in the first two quarters of 1999 was caused by the funding of longer-term assets with shorter-term liabilities. Management believes that the percentage is also affected by the classification of all interest-bearing transaction accounts and savings deposits in the 0-to-3-month repricing category. The rates paid on these deposit types can be immediately repriced. However, management has some control over the timing and extent of the change in interest rates on these deposits. Based on the current status of general market interest rates, the Bank's management believes that it may be prudent to lengthen some of the maturities of its rate-sensitive liabilities to take advantage of relatively low longer-term interest rates and to increase the ratio of rate-sensitive assets to rate-sensitive liabilities.

Table 3 - Maturities and Repricing Schedule

	As of June 30, 1999

	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
	(Dollars in thousands)

Assets
Loans	$36,405	$17,976	$78,755	$14,480	$147,616
Interest-bearing deposits
with banks	6	0	0	0	6
Taxable securities	4,379	2,921	2,727	356	10,383
Nontaxable securities	551	579	2,061	4,601	7,792

Rate-sensitive assets	41,341	21,476	83,543	19,437	165,797

Liabilities
Interest-bearing transaction
Accounts	25,011	0	0	0	25,011
Savings deposits	8,756	0	0	0	8,756
Time deposits	19,379	33,510	19,092	0	71,981
Federal funds purchased and
repurchase agreements	9,032	0	0	0	9,032
Federal Home Loan Bank
Advances	3,842	3,486	18,641	0	25,969
Long-term debt	16	49	187	0	252

Rate-sensitive liabilities	66,036	37,045	37,920	0	141,001

Rate-sensitive assets less
rate-sensitive liabilities:

Asset (liability) gap
for the period	$(24,695)	$(15,569)	$45,623	$19,437	$24,796

Cumulative asset
(liability) gap	$(24,695)	$(40,264)	$ 5,359	$24,796

Cumulative rate-sensitive
assets as a percentage
of cumulative rate-
sensitive liabilities	62.60%	60.94%	103.80%	117.59%

PART II. OTHER INFORMATION

Item 2.   Changes in Securities.

On April 14, 1999, the Registrant issued 365 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $10,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

On June 9, 1999, the Registrant issued 3,660 shares of common stock, without par value, to the Bank's 401(k) Savings and Retirement Plan for an aggregate cash price of $94,000. The Registrant relied on the exemption contained in Section 4(2) of the Securities Act of 1933 in connection with this sale.

Item 4.   Submission of Matters to a Vote of Security Holders.

On April 29, 1999, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve for three-year terms to expire at the Annual Meeting to be held in the year 2002:

			Broker
	Votes For	Votes Withheld	Non-Votes
Jae M. Maxfield	856,360	1,692	0
Jon E. Pike	855,418	2,634	0
Linda R. Pitsch	857,624	428	0

Directors William F. Cutler, Jr., and Andrew W. Zamiara are serving terms of office that continue until the 2000 Annual Meeting. The terms of directors Frank G. Berris, Lawrence D. Bradford, Lewis G. Emmons, and Stuart Goodfellow continue through the 2001 Annual Meeting.

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

          2.          Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date August 13, 1999	/s/ Jae M. Maxfield
Jae M. Maxfield
President and Chief Executive Officer

Date August 13, 1999	/s/ Thomas L. Lampen
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