Form 10QSB
period 1999-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 1999-11-15
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

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

Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X            No  _______

As of October 31, 1999, the Registrant had outstanding 1,109,966 shares of common stock.

Transitional Small Business Disclosure Format (check one):    Yes  _____        No    X

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

September 30, 1999	December 31, 1998

Assets

Cash and due from banks	$ 4,316,000	$ 5,055,000
Securities available for sale	17,523,000	20,282,000
Loans, net	156,375,000	138,924,000
Premises and equipment, net	4,599,000	4,086,000
Other assets	2,622,000	2,255,000

Total assets	$ 185,435,000	$ 170,602,000

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS - Continued

September 30, 1999	December 31, 1998

Liabilities

Deposits - noninterest bearing	$ 15,326,000	$ 15,661,000
Deposits - interest bearing	111,097,000	106,671,000
Federal funds purchased and repurchase agreements	11,757,000	3,310,000
Other liabilities	1,641,000	1,588,000
Federal Home Loan Bank advances	28,626,000	25,969,000
Long-term debt	235,000	581,000

Total liabilities	168,682,000	154,461,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	0	0
Common stock; shares authorized: 2,000,000; shares
outstanding: 1,109,966 at September 30, 1999 and
1,053,285 at December 31, 1998	13,363,000	11,824,000
Retained earnings	3,400,000	4,070,000
Accumulated other comprehensive income	(10,000)	247,000

Total shareholders' equity	16,753,000	16,141,000

Total liabilities and shareholders' equity	$ 185,435,000	$ 170,602,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended	Nine Months Ended
September 30,	September 30,
	1999	1998	1999	1998

Interest income
Loans, including fees	$ 3,491,000	$ 3,294,000	$ 9,979,000	$ 9,488,000
Securities
Taxable	155,000	178,000	467,000	563,000
Nontaxable	93,000	117,000	292,000	318,000
Other	0	1,000	1,000	17,000

Total interest income	3,739,000	3,590,000	10,739,000	10,386,000

Interest expense
Deposits	1,207,000	1,244,000	3,571,000	3,620,000
Short-term borrowings	116,000	73,000	233,000	147,000
Federal Home Loan Bank
advances	421,000	418,000	1,227,000	1,253,000
Long-term debt	5,000	16,000	27,000	50,000

Total interest expense	1,749,000	1,751,000	5,058,000	5,070,000

Net interest income	1,990,000	1,839,000	5,681,000	5,316,000
Provision for loan losses	130,000	150,000	350,000	605,000

Net interest income after
provision for loan losses	1,860,000	1,689,000	5,331,000	4,711,000

Noninterest income
Customer service fees	191,000	125,000	447,000	376,000
Net gains on sales
of securities	4,000	0	4,000	0
Insurance commission income	241,000	212,000	696,000	650,000
Mortgage loan sales
and servicing	25,000	80,000	163,000	266,000
Other income	12,000	21,000	130,000	167,000

Total noninterest income	473,000	438,000	1,440,000	1,459,000

Noninterest expense
Salaries and benefits	800,000	747,000	2,322,000	2,241,000
Occupancy expense	338,000	240,000	907,000	683,000
Other expense	484,000	480,000	1,444,000	1,311,000

Total noninterest expense	1,622,000	1,467,000	4,673,000	4,235,000

Income before income tax	711,000	660,000	2,098,000	1,935,000
Income tax expense	224,000	186,000	655,000	560,000

Net income	$ 487,000	$ 474,000	$ 1,443,000	$ 1,375,000

Basic earnings per share and
earnings per share assuming
dilution	$ .44	$ .42	$ 1.30	$ 1.22

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended	Nine Months Ended
September 30,	September 30,
	1999	1998	1999	1998

Net income	$ 487,000	$ 474,000	$ 1,443,000	$ 1,375,000

Other comprehensive income
Change in unrealized gains
and losses on securities
Unrealized gains/(losses)
arising during the period	(52,000)	161,000	(390,000)	171,000
Reclassification
adjustments for gains
included in net income	(4,000)	0	(4,000)	0

Net change in unrealized
gains and losses on
securities	(56,000)	161,000	(394,000)	171,000
Tax effect	19,000	(55,000)	(134,000)	(58,000)

Total other
comprehensive income	(37,000)	106,000	(260,000)	113,000
Comprehensive income	$ 450,000	$ 580,000	$ 1,183,000	$ 1,488,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	1999	1998

Cash flows from operating activities
Net income	$ 1,443,000	$ 1,375,000
Reconciling items:
Gains on sales of securities	(4,000)	0
Net amortization on securities	105,000	112,000
Net gain on sales of loans	(88,000)	(166,000)
Loans originated for sale	(5,850,000)	(13,817,000)
Proceeds from loan sales	7,262,000	14,988,000
Provision for loan losses	350,000	605,000
Depreciation	481,000	297,000
Other non-cash charges and credits	(23,000)	(40,000)
Deferred income tax expense/(benefit)	(23,000)	(50,000)
Changes in assets and liabilities:
Interest receivable and other assets	(176,000)	287,000
Interest payable and other liabilities	53,000	(2,737,000)

Net cash provided by operating activities	3,530,000	854,000

Cash flows from investing activities
Securities available for sale:
Purchases	(1,405,000)	(4,923,000)
Sales proceeds	270,000	0
Principal payments	3,400,000	4,130,000
Net change in loans	(19,952,000)	(14,937,000)
Loans sold	892,000	2,885,000
Loans purchased	0	(1,395,000)
Purchase of insurance agency	(74,000)	0
Premises and equipment expenditures, net	(994,000)	(477,000)

Net cash used in investing activities	(17,863,000)	(14,714,000)

Cash flows from financing activities
Net change in deposits	4,091,000	12,004,000
Net change in short-term borrowings	8,447,000	2,842,000
Proceeds from Federal Home Loan Bank advances	3,000,000	7,500,000
Payments on Federal Home Loan Bank advances	(1,024,000)	(7,853,000)
Payments on long-term debt	(346,000)	(145,000)
Issuance of common stock	125,000	80,000
Repurchase of common stock	(16,000)	(173,000)
Cash dividends and fractional shares from stock dividends	(683,000)	(646,000)

Net cash provided by financing activities	13,594,000	13,609,000

Net change in cash and cash equivalents	(739,000)	(251,000)
Beginning cash and cash equivalents	5,055,000	3,769,000

Ending cash and cash equivalents	$ 4,316,000	$ 3,518,000

Cash paid for interest	$ 5,015,000	$ 5,019,000
Cash paid for income taxes	$ 650,000	$ 690,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1999 and September 30, 1998, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 1999 and September 30, 1998, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1999 and September 30, 1998. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

A total of 1,147 shares of common stock were issued to the Registrant's Board of Directors under the terms of the Directors' Stock Purchase Plan in the first three quarters of 1999. A total of 607 shares of the Registrant's common stock were repurchased from shareholders in the first nine months of 1999. Approximately 3,660 shares of common stock were sold by the Registrant to the Bank's 401(k) savings and retirement plan in the second quarter of 1999.

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

NOTE 2 - SECURITIES

The amortized cost and fair value of securities as of September 30, 1999 and December 31, 1998 follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

September 30, 1999
U.S. Treasuries and
U.S. Government agencies	$ 2,751,000	$ 0	$ (2,000)	$ 2,749,000
States and municipalities	7,820,000	91,000	(102,000)	7,809,000
Mortgage-backed securities	4,251,000	23,000	(27,000)	4,247,000
Other securities	2,718,000	0	0	2,718,000

Total	$ 17,540,000	$ 114,000	$ (131,000)	$ 17,523,000

December 31, 1998
U.S. Treasuries and
U.S. Government agencies	$ 4,264,000	$ 18,000	$ (1,000)	$ 4,281,000
States and municipalities	8,324,000	341,000	0	8,665,000
Mortgage-backed securities	4,350,000	31,000	(16,000)	4,365,000
Other securities	2,970,000	1,000	0	2,971,000

Total	$ 19,908,000	$ 391,000	$ (17,000)	$ 20,282,000

Securities totaling $270,000 were sold in the third quarter of 1999 for a gain of $4,000. There were no sales of securities in the first two quarters of 1999 or in the first three quarters of 1998.

For the nine months ended September 30, 1999, the net unrealized holding gain on securities available for sale decreased by $390,000 resulting in a net unrealized loss of $17,000 on securities available for sale as of September 30, 1999, before any deferred tax effect.

The fair values of securities pledged as collateral at September 30, 1999 and December 31, 1998 were as follows:

	September 30,	December 31,
	1999	1998

Securities sold under agreements to repurchase	$ 4,200,000	$ 3,034,000
Public deposits	500,000	503,000

Total	$ 4,700,000	$ 3,537,000

NOTE 3 - LOANS

Loans at September 30, 1999 and December 31, 1998 were classified as follows:

	September 30,	December 31,
	1999	1998

Commercial	$ 58,444,000	$ 52,062,000
Agricultural	8,033,000	9,236,000
Real estate mortgage - construction	4,780,000	3,122,000
Real estate mortgage - residential	52,496,000	45,611,000
Consumer	34,534,000	30,744,000

Total loans before allowance for loan losses	158,287,000	140,775,000
Less allowance for loan losses	1,912,000	1,851,000

Loans, net	$ 156,375,000	$ 138,924,000

The cost of loans pledged for borrowings at September 30, 1999 and December 31, 1998 was as follows:

Residential real estate mortgages pledged for
Federal Home Loan Bank advances	$ 46,942,000	$ 37,915,000
Commercial loans pledged for secured loan borrowings	266,000	536,000

Total	$ 47,208,000	$ 38,451,000

Loans held for sale included $1,291,000 of commercial loans at September 30, 1999. Loans held for sale were accounted for at the lower of aggregate cost or market value.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

	Nine months ended September 30,
	1999	1998

Balance at beginning of period	$ 1,851,000	$ 1,567,000

Provision charged to expense	350,000	605,000
Recoveries credited to the allowance	62,000	56,000
Loans charged-off	(351,000)	(421,000)

Balance at end of period	$ 1,912,000	$ 1,807,000

Information regarding impaired loans as of September 30, 1999 and December 31, 1998 follows:

	September 30,	December 31,
	1999	1998

Loans with no allowance allocated	$ 498,000	$ 2,194,000
Loans with allowance allocated	363,000	559,000
Amount of allowance for loan losses allocated	284,000	244,000

Information regarding impaired loans for the nine-month periods ended September 30, 1999 and September 30, 1998 follows:

	1999	1998

Average balance during the period	$ 1,323,000	$ 2,264,000
Interest income recognized thereon	56,000	213,000
Cash basis interest income recognized	44,000	210,000

NOTE 5 - CERTIFICATES OF DEPOSIT

As of September 30, 1999, certificates of deposit included $12,711,000 obtained through a national time deposit rate service. The weighted average interest rate on these deposits was 5.75%. Approximately $6,544,000 of the deposits had maturities of one year or less.

NOTE 6 - NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 1999 and September 30, 1998 was as follows:

	1999	1998

Supplies and postage	$ 203,000	$ 193,000
Legal and professional	185,000	143,000
Computer processing	140,000	114,000
State single business tax expense	106,000	95,000
Telephone	93,000	73,000
Advertising and marketing	81,000	117,000
Other	636,000	576,000

Total	$ 1,444,000	$ 1,311,000

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the nine months ended September 30, 1999 and September 30, 1998 were as follows:

	1999	1998

Current income tax expense	$678,000	$610,000
Deferred income tax expense (benefit)	(23,000)	(50,000)
Income tax expense	$655,000	$560,000

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at September 30, 1999 and December 31, 1998 were as follows:

	September 30,	December 31,
	1999	1998

Deferred tax assets:
Allowance for loan losses	$ 545,000	$ 525,000
Deferred loan fees	90,000	95,000
Postretirement benefits obligation	52,000	51,000
Deferred compensation	49,000	54,000
Unrealized depreciation on securities available
for sale	6,000	0
Other	11,000	17,000

Total deferred tax assets	753,000	742,000

Deferred tax liabilities:
Depreciation	242,000	239,000
Loan servicing rights	56,000	57,000
Unrealized appreciation on securities available
for sale	0	127,000
Other	10,000	30,000

Total deferred tax liabilities	308,000	453,000

Net deferred tax asset	$ 445,000	$ 289,000

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at September 30, 1999 or December 31, 1998.

NOTE 8 -	COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

Noninterest-bearing deposits totaling approximately $3,008,000 were held at NBD Bank, N.A. at September 30, 1999.

As of September 30, 1999, the Registrant had outstanding commitments to make loans totaling $27,573,000, the majority of which have variable interest rates. The Registrant had issued approximately $4,871,000 in unused lines of credit and $242,000 in letters of credit at September 30, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the ATravel Agency@). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income increased $13,000 or 3% in the third quarter of 1999 compared to the same period in 1998 and has risen $68,000 or 5% in the first nine months of 1999 compared to the first nine months of the prior year. The increase in net income was due to higher net interest income and a lower provision for loan losses, the effect of which was offset by growth in noninterest expense.

Growth in average interest-earning assets contributed all of the increase in net interest income in the first three quarters of 1999. Approximately 30% of the effect of asset growth was partially offset by a smaller spread in 1999 between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities than was experienced in the first nine months of 1998. The decline in the interest rate spread resulted from decreases in market rates that occurred in the last quarter of 1998, a rising cost of funds in the third quarter of 1999, and lower loan fees due to less volume. The decrease in the provision for loan losses was partly due to the lower level of loan chargeoffs in the first three quarters of 1999 than in the prior year. The growth in noninterest expense was primarily due to expenses of the Bank's new branches, expenses related to remodeling of the Bank's main office, and general growth in expenses.

The return on average assets was 1.12% for the first nine months of 1999, compared to 1.14% for the same period in 1998. The return on average shareholders' equity was 11.70% for the first three quarters of 1999, compared to 11.52% for the comparable period of the prior year.

Cash and Stock Dividends

Cash dividends declared in the third quarter of 1999 were $233,000, or $.21 per common share, which represented a $.02 per share or 11% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first nine months of 1999 were $677,000 or $.61 per share, which was $.05 or 9% greater than the dividends paid in the same period in 1998. The cash dividend payout percentage in the first nine months of both 1999 and 1998 was 46%. The Registrant declared a 5% stock dividend in February 1998, a two-for-one stock split in February 1998 and a 5% stock dividend in April 1999. The stock dividend declared in 1998 was paid in March 1998, the stock split declared in 1998 was paid in May 1998 and the stock dividend declared in 1999 was paid in June 1999. The cash dividend per share amounts for both 1999 and 1998 have been adjusted for the effect of the stock dividends and the stock split.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 1999 and September 30, 1998. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

	For the Nine Months Ended September 30,
	1999			1998
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Loans (1)	$145,206	$9,990	9.17%	$130,413	$9,504	9.72%
Taxable securities (2)	10,689	467	5.84	12,486	563	6.01
Nontaxable securities (1)(2)	8,075	443	7.49	8,574	481	7.48
Other	92	1	1.45	464	17	4.89

Interest-earning assets	164,062	10,901	8.86	151,937	10,565	9.27
Noninterest-earning assets	9,386			9,241

Total assets	$173,448			$161,178

Liabilities and shareholders' equity
Interest-bearing transaction
accounts	$ 25,742	576	2.98	$ 23,745	605	3.40
Savings deposits	8,598	75	1.16	8,283	111	1.79
Time deposits	72,345	2,920	5.38	66,456	2,904	5.83
Federal Home Loan Bank advances	26,501	1,227	6.17	26,362	1,253	6.34
Other	7,271	260	4.77	4,543	197	5.78

Interest-bearing liabilities	140,457	5,058	4.80	129,389	5,070	5.22
Demand deposits	15,127			13,336
Other noninterest-bearing liabilities	1,382			2,496
Shareholders' equity	16,482			15,957

Total liabilities and
shareholders' equity	$173,448			$161,178

Net interest income (tax-equivalent
basis) - interest spread		5,843	4.06%		5,495	4.05%

Tax equivalent adjustment (1)		(162)			(179)

Net interest income		$5,681			$5,316

Net interest income as a percentage
of earning assets (tax-equivalent
basis)			4.75%			4.82%

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

Table 2 - Changes in Tax Equivalent Net Interest Income

	Nine Months Ended September 30, 1999 Over 1998
	Total	Volume	Rate
	(Dollars in Thousands)
Increase (decrease) in interest income (1)
Loans (2)	$ 486	$ 1,040	$ (554)
Taxable securities	(96)	(80)	(16)
Nontaxable securities (2)	(38)	(39)	1
Other	(16)	(9)	(7)

Net change in tax-equivalent income	336	912	(576)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(29)	49	(78)
Savings deposits	(36)	4	(40)
Time deposits	16	248	(232)
Federal Home Loan Bank advances	(26)	7	(33)
Other	63	102	(39)

Net change in interest expense	(12)	410	(422)

Net change in tax-equivalent
net interest income	$ 348	$ 502	$ (154)

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $348,000 in the first nine months of 1999 compared to the same period of 1998. This is slightly more than one-half of the growth of $661,000 that occurred between 1998 and 1997. The lower level of increase in 1999 was caused by changes in interest rates. The change in net interest income due to changes in interest rates was a positive $119,000 in 1998, in contrast to a negative impact of $154,000 in 1999. The increase in net interest income in 1999 was caused by growth in the Registrant's loan portfolio. As was mentioned above, part of the growth effect in 1999 was offset by a decline in the Registrant's interest rate spread.

The average balance of loans increased $14,793,000 from the first nine months of 1998 to the same period in 1999. This growth caused interest income from loans to be $1,040,000 higher in 1999 than in 1998. The decrease in the average balance in the other interest-earning categories offset approximately $128,000 of the effect of loan growth. The average balance in time deposits rose $5,889,000 in the first three quarters of 1999 compared to the prior year which caused an increase of $248,000 in interest expense on this deposit type. The average balance in interest-bearing transaction accounts and other interest-bearing liabilities increased to a lesser extent in 1999.

Table 1 shows that the net interest income spread was 4.06% for the first nine months of 1999, which was almost the same as the spread of 4.05% experienced in the first three quarters of 1998. The average rate earned on interest-earning assets fell 41 basis points from 1998 to 1999. This was principally due to a 55 basis point decrease in the average rate earned on loans. Much of the loan decline was due to a prime lending rate that was lower in the first nine months of 1999 than in 1998. The effect of the decrease in the rate earned on assets was almost matched by a 42 basis point drop in the average rate paid on interest-bearing liabilities. Although the net interest income spread percentage was virtually unchanged from 1998 to 1999, the decrease in tax-equivalent net interest income due to interest rates was $154,000 in the first nine months of 1999. The significant dollar amount was due to the fact that the average balance of rate sensitive assets was approximately $23,600,000 more than rate sensitive liabilities. This caused the rate decrease to have a larger impact on interest income than on interest expense.

Both rate sensitive assets and liabilities were affected by a decline in general market interest rates that occurred in the fourth quarter of 1998. Overnight funding rates fell 75 basis points while other terms decreased between 50 and 100 basis points. Due to concerns over potential inflation in the national economy, the Federal Reserve Bank's Open Market Committee raised the federal funds interest rate 25 basis points in June 1999 and August 1999. The Registrant raised its prime lending rate by an equal amount at both times. This began to increase the Registrant's net interest margin in the second quarter of 1999. However, upward pressures on deposit and other funding costs have caused the net interest margin to contract in the third quarter of 1999. The Registrant anticipates that this will continue through the end of 1999.

The Registrant plans to emphasize loan growth in the remainder of 1999 in an attempt to offset the effect of the declining net interest margin due to interest rates. Commercial loans and subprime residential mortgage loans are planned to be two of the loan areas where this growth may occur. The Registrant also plans to strive for more growth in local deposits. Local deposits bear a lower interest rate than national market time certificates and Federal Home Loan Bank advances.

Provision and Allowance for Loan Losses

The allowance for loan losses increased $61,000 from December 31, 1998 to September 30, 1999. The allowance was 1.21% of total loans at September 30, 1999, compared to 1.29% at June 30, 1999, and 1.31% at December 31, 1998. The allowance for loan losses as a percentage of nonperforming loans was 86% as of September 30, 1999, compared to 119% as of June 30, 1999, and 184% as of the end of 1998. The change in the allowance coverage of nonperforming loans was caused by an increase of $1,217,000 in nonperforming loans from December 31, 1998 to September 30, 1999. The increase occurred in commercial, consumer, and residential real estate mortgage loans. The provision for loan losses was $255,000 lower in the first nine months of 1999 than in the same period of 1998. The decrease was due in part to lower net chargeoffs in the first three quarters of 1999 than in the same period in 1998.

Chargeoffs and recoveries for those loan categories with activity in the periods ended September 30, 1999 and 1998 were as follows:

	1999		1998
	Chargeoffs	Recoveries	Chargeoffs	Recoveries

Commercial	$ 98,000	$ 13,000	$ 172,000	$ 1,000
Consumer	253,000	49,000	249,000	55,000

	$ 351,000	$ 62,000	$ 421,000	$ 56,000

The decrease in commercial loan chargeoffs in the first nine months of 1999 compared to the same period in 1998 was due to a chargeoff on one commercial loan in the first quarter of 1998. The Bank's management expects that the amount of chargeoffs that the Bank will experience in the remainder of 1999 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As growth in the loan portfolio occurs, management believes chargeoffs may increase as a result of the higher total balance of loans. The adequacy of the allowance for loan losses may also be affected by sub-

prime residential mortgages, which the Bank began to purchase for its portfolio in the first quarter of 1999. The Bank's mortgage department has not purchased as many sub-prime residential mortgages in the first nine months of 1999 as was anticipated. The mortgage lenders believe that these purchases may increase in volume in the remainder of 1999 and into the next year. The Bank's mortgage department plans to set aside a higher allowance for the sub-prime mortgage loans than for the loans it originates through normal channels. The Registrant is concerned with the increased level of nonperforming loans during 1999. Although the Registrant's lending officers believe that many of the loans classified as nonperforming are temporary problems or are workout situations, some losses may occur. The lending officers plan to monitor these loans very closely and will attempt to move them back to performing status. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 1999, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

Noninterest Expense

Total noninterest expense increased $155,000 in the third quarter of 1999 compared to the same quarter of 1998 and has grown $438,000 in the first nine months of 1999 compared to the same period in 1998. This was approximately 20% less than the $541,000 increase experienced in the first three quarters of 1998. Approximately one-half of the increase in expense in 1999 resulted from higher occupancy expense. The growth in occupancy expense was due primarily to the Bank's two new branches and to costs related to the remodeling of the Bank's main office. Management anticipates that the increased expenses related to the new branches will continue somewhat through the end of 1999. One of the branches was opened in September 1998 and the other in December 1998. The remodeling of the Bank's main office began in the second quarter of 1999. The first phase of the project was completed in August 1999 with the estimated completion date of the second phase in early 2000. Salaries and benefits increased $53,000 in the third quarter of 1999 compared to the same quarter in 1998. Part of this increase was due to the purchase of InsuranceSource by the Insurance Agency effective September 1, 1999. InsuranceSource was an independent insurance agency in Grand Rapids, Michigan. Expenses related to former personnel of InsuranceSource will continue to affect the Registrant's salaries and benefits in the rest of 1999. Other noninterest expense increased very little in the third quarter of 1999 compared to 1998 and has increased $133,000 in the first nine months of 1999 compared to 1998. Other noninterest expense has been affected in the first nine months of 1999 by higher levels of data processing expense, consulting expense, state single business tax expense, and by general growth in the Registrant's operating expenses. As a result of the new branches and anticipated continued growth in assets, the Bank's management believes that noninterest expense in the last quarter of 1999 will continue to exceed the amounts in the comparable period in 1998.

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

Approximately $80,000 has been spent through September 30, 1999 on new hardware, new software and software changes to ready ChoiceOne's systems for Y2K. ChoiceOne's management estimates that approximately $20,000 in staff time has been spent to prepare for Y2K. Management anticipates that an additional $10,000 in hardware and software costs and $5,000 in staff time may be necessary in the remainder of 1999. In addition, there may be costs that arise that are not anticipated at this time. However, these unanticipated costs are not expected to be significant.

The Bank, Insurance Agency and Travel Agency are very dependent on technology and are aware that problems could arise if this technology does not function properly. These problems could potentially include operational issues, lost income and loan losses from borrowers which could materially and adversely affect ChoiceOne's financial condition and results of operations. The Committee has followed its strategic plan to attempt to assure readiness of computers and related items in ChoiceOne's offices. However, ChoiceOne will also be dependent on the readiness of third parties. ChoiceOne has identified as most important its data center and telephone and electric services. The Committee has contacted these parties and will continue to monitor their progress with Y2K compliance. In anticipation of the possibility that certain internal or external systems may not function properly in January 2000, the Committee has established contingency plans for all critical areas. The Committee has in place backup plans for these areas. The Committee developed a business resumption contingency plan and tested the plan during the second quarter of 1999. A time line has been developed to monitor the accumulation of materials necessary to operate within the contingency environment.

Securities

The balance of total securities decreased $652,000 in the third quarter of 1999 and has declined $2,759,000 since the end of 1998. The decrease was caused by both principal paydowns of mortgage-backed securities and securities maturities. The Bank purchased $1,405,000 of securities in the third quarter of 1999 after purchasing no securities in the first two quarters of 1999. The Bank's investment committee plans to continue its monitoring of the securities portfolio and plans to purchase securities when believed prudent. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first three quarters of 1999 and plans to continue this practice in the remainder of the year. The securities portfolio may also serve as a source of liquidity for deposit needs.

Loans

Total loans grew $10,671,000 in the third quarter of 1999 after increasing $6,841,000 in the first two quarters of 1999. Residential and construction real estate mortgages comprised just over one-half of the growth in the third quarter and commercial loans made up approximately one-third of the increase. All of the other loan categories experienced growth during the third quarter.

Commercial loans grew $3,318,000 in the third quarter of 1999 and has increased $6,382,000 in the first nine months of 1999. The Registrant's management believes that this growth was caused by business development activities by the Bank's commercial lending officers. The agricultural loans balance increased $347,000 in the third quarter of 1999 after decreasing $1,550,000 in the first two quarters of 1999. This change in the trend reflected the normal fluctuations in funding needs of the Bank's agricultural borrowers. Agricultural loan originations have also been lower than normal in the first three quarters of 1999. Both commercial and agricultural loans have been and are expected to continue to be affected by a high level of competition within the Bank's market areas. The competition is particularly intense in the area of interest rates charged on loans. Management plans to continue to use its officer calling program to generate demand for commercial and agricultural loans. The total of construction and residential real estate mortgage loans increased $5,873,000 in the third quarter of 1999 and has increased $8,543,000 in the first nine months of 1999. Although the level of growth in mortgage loans has been higher in 1999, the amount of mortgage applications continued to be lower than the prior year with applications of $29,071,000 in 1999 compared to $37,895,000 in 1998. Lower interest rates in 1998 caused many borrowers to refinance into long-term fixed rate mortgages. The Bank sold virtually all of these loans in the secondary market. In contrast, relatively higher long-term interest rates in 1999 have caused less refinancing activity and have also caused more borrowers to choose shorter-term fixed rate mortgages. These shorter-term fixed rate mortgages, which bear rates that can reprice after 3, 5 or 7 years, are held in the Bank's loan portfolio. The Bank's mortgage lenders anticipate that applications will continue to be less than the levels experienced in 1998 due to current mortgage interest rates. The Bank purchased a limited number of sub-prime residential mortgages for its portfolio in the first three quarters of 1999. The Bank's management believes that a larger amount of purchases will occur in the remainder of 1999 and in 2000. Consumer loans grew $1,132,000 in the third quarter of 1999 and have increased $3,790,000 in the first nine months of 1999. Approximately $2,350,000 of the increase in the first three quarters resulted from growth in the indirect loans balance. The indirect loan growth was caused by higher balances with existing dealers as well as new relationships established. The Bank's consumer lenders plan to continue their emphasis of both direct and indirect loans.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of September 30, 1999 and December 31, 1998 were as follows:

	September 30,	December 31,
	1999	1998

Loans accounted for on a nonaccrual basis	$ 1,288,000	$ 489,000
Loans, not included in nonaccrual loans, which are
contractually past due 90 days or more as to
interest or principal payments	876,000	419,000
Loans, not included in nonaccrual or loans past due
90 days or more, which are considered troubled
debt restructurings	59,000	62,000

Total	$ 2,223,000	$ 970,000

Nonperforming other real estate	$ 0	$ 36,000

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $3,980,000 as of September 30, 1999, compared to $6,440,000 as of December 31, 1998. The decrease in the balance since the end of 1998 was caused by commercial borrowers that experienced improvement in their financial condition. Approximately $90,000 of the allowance for loan losses had been specifically allocated to these loans at September 30, 1999.

Deposits and Other Funding Sources

Total deposits increased $5,780,000 in the third quarter of 1999 after decreasing $1,689,000 in the first two quarters of 1999. Most of the third quarter growth resulted from an increase of $3,689,000 in the balance of national market time deposits. The remainder of the third quarter growth was caused by an increase in local market time deposits. The local market time deposit growth was due to an interest rate promotion by the Bank. Although some core deposit (deposits obtained from the Bank's local market areas) growth occurred in the third quarter of 1999, core deposits have still decreased $1,393,000 in the first nine months of 1999. This continues to be an area of concern for the Registrant. The Registrant's management is considering internal and external promotions in an attempt to generate core deposit growth. However, the Registrant's management is aware that deposits may be affected in the fourth quarter of 1999 by the approaching year 2000. Management believes that some depositors may withdraw funds to have money on hand in case they need it in early January 2000. However, management does not anticipate that the amount of funds withdrawn will be significant.

The balance of national market time deposits has increased $5,484,000 since the end of 1998 and Federal Home Loan Bank advances have grown $2,657,000 over the same time period. These increases have helped to fund loan growth in 1999. If core deposit growth is insufficient to support loan growth in the remainder of 1999, management anticipates that it will continue to use national market time deposits and Federal Home Loan Bank advances to supplement the core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $230,000 in the third quarter of 1999 and has increased $612,000 since the end of 1998. Equity growth resulted primarily from retained earnings. The effect of a $257,000 decrease in the balance of accumulated other comprehensive income and $16,000 paid for the repurchase of common stock was offset by proceeds of $125,000 from the sale of stock to the Registrant's Board of Directors and the ChoiceOne Bank 401(k) Savings and Retirement Plan.

Total shareholders' equity as a percentage of assets was 9.03% as of September 30, 1999, compared to 9.49% as of June 30, 1999, and 9.46% as of December 31, 1998. The decrease in the equity to assets ratio in the third quarter of 1999 resulted from a higher level of asset growth than equity growth during the period. This corresponds with management's plans to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at September 30, 1999.

Capital Resources

The Bank began remodeling its main office in the second quarter of 1999. The remodeling will include the interior and exterior of the Bank as well as the construction of new drive-up facilities. The remodeling is scheduled to be completed in January 2000. Management estimates the cost of the remodeling will range from $1,250,000 to $1,500,000. It is anticipated that most of the remodeling cost will be allocated to the building. However, some equipment purchases may be necessary.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents increased $580,000 in the third quarter of 1999 after decreasing $1,319,000 in the first two quarters of the year. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis. The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $28,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs. Management expects that the line could be used for liquidity purposes in special circumstances such as the end of 1999. Management believes that depositor concern over the year 2000 may cause a higher than normal withdrawal of funds from depositor accounts. The Bank's management plans to have a relatively high balance of cash on hand to meet customer needs. The Bank also anticipates that it will be able to access its federal funds purchased lines and the line of credit with the Federal Reserve to obtain additional funds if necessary.

Table 3 presents the maturity and repricing schedule for the Registrant's rate-sensitive assets and liabilities for selected time periods. The Registrant's cumulative rate-sensitive liabilities exceeded its cumulative rate-sensitive assets by $39,146,000 at the one-year repricing point as of September, 1999. This placed the ratio of rate-sensitive assets to rate-sensitive liabilities at such repricing point at 62% as of September 30, 1999, compared to 61% as of June 30, 1999, and 66% as of December 31, 1998. The decrease in the ratio in the first two quarters of 1999 was caused by the funding of longer-term assets with shorter-term liabilities. A more equal matching of maturities of asset growth and funding caused the ratio to change little in the third quarter. Based on the Registrant's current relationship of rate-sensitive assets to rate-sensitive liabilities, the Registrant's management believes that it may be prudent to lengthen some of the maturities of its rate-sensitive liabilities to increase the ratio mentioned above. The Registrant began to lengthen maturities in the third quarter of 1999 and plans to continue to do so in the fourth quarter.

Table 3 - Maturities and Repricing Schedule

	As of September 30, 1999

	0 - 3 Months	3- 12 Months	1 - 5 Years	Over 5 Years	Total
	(Dollars in thousands)

Assets
Loans	$ 39,638	$ 17,699	$ 87,306	$ 13,644	$158,287
Interest-bearing deposits
with banks	5	0	0	0	5
Taxable securities	5,410	1,213	2,885	354	9,862
Nontaxable securities	505	364	2,215	4,577	7,661

Rate-sensitive assets	45,558	19,276	92,406	18,575	175,815

Liabilities
Interest-bearing transaction
accounts	25,163	0	0	0	25,163
Savings deposits	8,218	0	0	0	8,218
Time deposits	18,103	30,890	28,722	0	77,715
Federal funds purchased and
repurchase agreements	11,757	0	0	0	11,757
Federal Home Loan Bank
advances	8,627	1,157	18,842	0	28,626
Long-term debt	17	48	170	0	235

Rate-sensitive liabilities	71,885	32,095	47,734	0	151,714

Rate-sensitive assets less
rate-sensitive liabilities:

Asset (liability) gap
for the period	$ (26,327)	$ (12,819)	$ 44,672	$ 18,575	$ 24,101

Cumulative asset
(liability) gap	$ (26,327)	$ (39,146)	$ 5,526	$ 24,101

Cumulative rate-sensitive
assets as a percentage
of cumulative rate-
sensitive liabilities	66.38%	62.35%	103.64%	115.89%

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

On July 14, 1999, the Registrant issued 426 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $12,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 6.  Exhibits and Reports on Form 8-K.

        1.        Exhibits.  The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Documents

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant=s Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant=s Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

27	Financial Data Schedule.

        2.         Reports on Form 8-K.  No reports on Form 8-K were filed during the three months ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date November 12, 1999	CHOICEONE FINANCIAL SERVICES, INC. /s/ Jae M. Maxfield Jae M. Maxfield President and Chief Executive Officer

Date November 12, 1999	/s/ Thomas L. Lampen Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Documents

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant=s Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant=s Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

27	Financial Data Schedule.