Form 10KSB
period 1999-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2000-03-30
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

(X)	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999

( )	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

Commission File Number: 1-9202

ChoiceOne Financial Services, Inc.
(Name of Small Business Issuer in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2659066 (I.R.S. Employer Identification No.)

109 East Division Street, Sparta, Michigan (Address of Principal Executive Offices)	49345 (Zip Code)

(616) 887-7366
(Issuer's Telephone Number, Including Area Code)

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      X      No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   (  )

The issuer's revenues for the year ended December 31, 1999 were $16,677,000.

As of February 29, 2000, the aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $27,660,000. This amount is based on the average of the bid and asked price of $25.00 per share for the registrant's stock as of such date.

As of February 29, 2000, the issuer had outstanding 1,106,391 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5, 6 and 7, incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999.

Part III, Items 9, 10, 11 and 12, incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 27, 2000.

Transitional Small Business Disclosure Format (check one)   Yes ___  No    X

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligations to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

Future factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the future factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.  Description of Business

General

ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 1999, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective August 1, 1997, the Bank acquired all of the outstanding common stock of ChoiceOne Travel, Inc. (formerly Alpine Travel, Inc.), a travel agency with one location in Walker, Michigan (the "Travel Agency").

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

The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently the Bank serves these markets through five full-service offices and one office with drive-up facilities only. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 82% of total revenues in 1999, 80% in 1998 and 78% in 1997. Interest on investment securities accounted for 6% of total revenues in 1999, 7% in 1998 and 9% in 1997.

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

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") represents sweeping reform of federal regulation of financial services. The GLB Act largely removes the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:

•	Repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•	Creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complimentary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

•	Provides a system of functional regulation under which, with certain exceptions, activities of banks and bank affiliates as securities brokers and investment advisors are subject to regulation and supervision by the Securities and Exchange Commission, eliminating an exemption banks previously enjoyed.

•	Reaffirms the traditional authority of states to regulate insurance companies and insurance agencies, but prohibits discrimination against bank affiliates that conduct those activities.

•	Requires financial institutions to disclose their privacy policy to consumers and provides protections to consumers against the transfer and use of nonpublic personal information by financial institutions.

•	Requires that agreements between banks and non-governmental entities in connection with the Community Reinvestment Act be disclosed to the public, and that community groups that receive funds from banks in excess of defined thresholds disclose how those funds are used.

Although the GLB Act repeals certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, many details of implementing the changes authorized by the GLB Act will be the subject of the regulations to be adopted in the future by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

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

Employees

As of February 29, 2000, the Bank employed fifty-five persons on a full-time basis and twenty-four persons on a part-time basis. The Insurance Agency employed sixteen persons on a full-time basis and two persons on a part-time basis. The Travel Agency employed one person on a full-time basis and five persons on a part-time basis. The Registrant's only employees as of the same date were its four executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Travel Agency believe their relations with their employees are good.

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

Investment Portfolio

Presented below is the fair value of investment securities as of December 31, 1999 and 1998, a schedule of maturities of investment securities as of December 31, 1999, and the weighted average yield of investment securities as of December 31, 1999.

	1 Year or Less	1 Year - 5 Years	5 Years - 10 Years	After 10 Years	Total (1)	Fair Value at Dec. 31,
	Maturity Distribution as of December 31, 1999					1998

	(Dollars in thousands)

Securities Available for Sale
U.S. Treasuries and U.S.
Government agencies (2)	$1,647	$3,157	$ --	$ --	$ 4,804	$ 8,646
Obligations of states and
political subdivisions	763	1,943	2,444	2,567	7,717	8,665
Other securities (3)	--	--	--	--	2,722	2,971

Totals	$2,410	$5,100	$2,444	$2,567	$15,243	$20,282

	Weighted average interest rates as of December 31, 1999

Securities Available for Sale
U.S. Treasuries and U.S.
Government agencies (2)	4.75%	7.26%	--%	--%	6.40%
Obligations of states and
political subdivisions (4)	8.23	7.57	7.15	7.67	7.54
Other securities	--	--	--	--	7.48

(1)	This column represents the total of the maturity distribution and the fair value at December 31, 1999.

(2)	Maturities of mortgage-backed securities are classified according to their estimated average maturity. Approximately 78% of mortgage backed securities were classified in the 1 year to 5 years category.

(3)	The total column includes securities which have no stated maturity.

(4)	The interest rate is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

The Bank had no holdings of investment securities from any one issuer at December 31, 1999, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government agency securities.

Loan Portfolio

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding real estate mortgage loans and installment loans). Also presented are loans over one year in maturity, classified according to the sensitivity to changes in interest rates.

	1 Year or less	1 Year- 5 Years	After 5 Years	Total

	(Dollars in thousands)

	Loan Maturities as of December 31, 1999 (1)

Commercial	$ 17,745	$ 35,679	$ 6,402	$ 59,826
Agricultural	4,790	2,632	1,355	8,777
Real estate - construction	4,399	--	--	4,399

Totals	$ 26,934	$ 38,311	$ 7,757	$ 73,002

Loan Sensitivity to Changes in Interest Rates as of December 31, 1999

Loans which have predetermined interest rates		$ 30,602	$ 7,210	$ 37,812
Loans which have floating or adjustable interest rates		7,708	547	8,255

Totals		$ 38,311	$ 7,757	$ 46,068

(1)	Loan maturities are classified according to the contractual maturity date or the anticipated amortization period, whichever is appropriate. The anticipated amortization period is used in the case of loans where a balloon payment is due before the end of the loan's normal amortization period. At the time the balloon payment is due, the loan can either be rewritten or payment in full can be requested. The decision as to whether the loan will be rewritten or a payment in full will be requested will be based upon the loan's payment history, the borrower's current financial condition, and other relevant factors.

Risk Elements

The following loans were classified as nonperforming as of December 31:

	1999	1998

Loans accounted for on a non-accrual basis	$ 1,322,000	$ 489,000
Accruing loans which are contractually past due 90
days or more as to principal or interest payments	667,000	419,000
Loans not included above which are "troubled debt
restructurings"	60,000	62,000

Totals	$ 2,049,000	$ 970,000

Interest on the above loans which would have been earned had the loans been in an accrual or performing status was approximately $214,000 and $103,000 for 1999 and 1998, respectively. The interest that was actually recorded when received was approximately $157,000 and $87,000 for 1999 and 1998, respectively. In addition to the above loans, holdings of other real estate of $37,000 were considered to be nonperforming as of December 31, 1998. There was no nonperforming other real estate as of December 31, 1999.

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.

Potential Problem Loans

At December 31, 1999, there were $3,702,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. No portion of the allowance for loan losses had been specifically allocated to these loans at December 31, 1999. However, the allowance for loan losses that has not been specifically allocated to individual loans is available for these potential problem loans.

Loan Concentrations

As of December 31, 1999, there was no concentration of loans exceeding 10% of total loans that are not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 7 of this report.

Other Interest-Bearing Assets

As of December 31, 1999, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

	Year ended December 31,
	1999	1998

	(Dollars in thousands)
Analysis of the Allowance for Loan Losses

Balance at beginning of period	$ 1,851	$ 1,567

Charge-offs:
Commercial	272	204
Agricultural	3	--
Real estate - construction	--	--
Real estate - mortgage	--	--
Consumer	371	321

	646	525

Recoveries:
Commercial	14	3
Agricultural	1	--
Real estate - construction	--	--
Real estate - mortgage	--	--
Consumer	62	76

	77	79

Net charge-offs	569	446
Additions charged to operations(1)	625	730

Balance at end of period	$ 1,907	$ 1,851

Ratio of net charge-offs during the period to average
loans outstanding during the period	.38%	.33%

(1)	The amount of additions to the allowance for loan losses charged to operations during the periods shown was based on management's judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations which, in the opinion of management, deserve current recognition in estimating possible loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the dates indicated.

	Allocation of the Allowance for Loan Losses As of December 31,
	1999		1998

	Allow- ance Amount	Percent of Loans in Each Category to Total Loans	Allow- ance Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)

Commercial	$ 511	35.62%	$ 475	36.98%
Agricultural	62	5.22	97	6.56
Real estate - construction	95	2.62	8	2.22
Real estate - mortgage	155	35.77	131	32.40
Consumer	873	20.77	834	21.84
Unallocated	211	N/A	306	N/A

Totals	$ 1,907	100.00%	$ 1,851	100.00%

Charge-offs in commercial and consumer loans increased in 1999, in contrast to 1998 when charge-offs were approximately the same as the prior year. A small number of loans comprised the commercial loan charge-offs in 1999 and in 1998. Approximately 75% of the consumer loan charge-offs were related to indirect automobile loans in both 1999 and 1998. The increased dollars of loan charge-offs in 1999 were affected both by loan growth and a higher ratio of net charge-offs to loans.

The changes from 1998 to 1999 in the allowance for loan losses allocated to commercial and agricultural loans was believed reasonable based on management's review of the respective loan portfolios. The increase in the allocation to construction real estate loans was due to one loan of concern at December 31, 1999. The increase in the allocation to consumer and real estate mortgage loans was primarily due to loan growth. The allocation of the allowance to commercial and consumer loans increased from the end of 1997 to the end of 1998. This change was based on the higher level of charge-offs experienced in these two loan categories in 1998 than in the prior year.

Deposits

The following schedule presents daily average balances and the average interest rate paid by deposit category for 1999 and 1998. It also presents the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 1999.

	Daily Average Balances		Average Rate Paid
	1999	1998	1999	1998

	(Dollars in thousands)

Demand deposits	$ 15,294	$ 13,675	--%	--%
Interest-bearing
transaction accounts	25,755	24,255	3.02	3.34
Savings deposits	8,422	8,316	1.18	1.65
Time deposits	73,535	67,724	5.41	5.80

Total deposits	$ 123,006	$ 113,970

Maturities of time certificates of
deposit issued in denominations
of $100,000 or more at December 31, 1999

Maturities of 3 months or less	$ 3,327

Maturities over 3 months
through 6 months	6,039

Maturities over 6 months
through 12 months	2,919

Maturities over 12 months	9,055

Total	$ 21,340

Return on Equity and Assets

The following schedule presents the ratios indicated for 1999, 1998 and 1997.

	Year ended December 31,
	1999	1998	1997

Return on assets (net income divided by average
total assets)	1.10%	1.18%	1.17%

Return on equity (net income divided by average
equity)	11.78	12.01	11.58

Dividend payout ratio (dividends declared per
share divided by net income per share)	46.57	44.02	45.08

Equity to assets ratio (average equity divided
by average total assets)	9.34	9.81	10.09

Short-Term Borrowings

There were no categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 1999 or 1998.

Item 2. Description of Property

The offices of the Bank, Insurance Agency, and Travel Agency as of February 29, 2000, were as follows:

Registrant's, Bank's and Insurance Agency's main office
        109 East Division, Sparta, Michigan
        Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office
        416 and 440 West Division, Sparta, Michigan
        Office is owned by the Bank. Office comprises 7,000 square feet, all of which is occupied by the Bank.

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

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 29, 2000. The Registrant, Bank, Insurance Agency, and Travel Agency believe that their offices are suitable and adequate for their future needs and are in good condition and repair. The Registrant's management believes the offices are adequately covered by insurance.

As part of its business, the Bank generates all types of mortgages. The Bank began to purchase mortgages to a limited extent in the second half of 1999. Some of the mortgages were placed in the Bank's loan portfolio and some were designated for sale into the secondary market. The mortgages purchased were first mortgages on single family dwellings. The Bank intends to continue in 2000 to purchase the same type of mortgage for its portfolio and for sale into the secondary market.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The information under the caption "Common Stock Information" on page S-1 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

The Registrant issued common stock to its directors in the fourth quarter of 1999 pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan. The number of shares issued were 415 shares on October 8, 1999, for an aggregate cash price of $11,000; 92 shares on November 19, 1999, for an aggregate cash price of $2,000; and 92 shares on December 3, 1999, for an aggregate cash price of $3,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Item 6.	Management's Discussion and Analysis or Plan of Operation

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages S-24 through S-33, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

Item 7.	Financial Statements

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages S-3 through S-23, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
Compliance With Section 16(a) of the Exchange Act

The information under the captions "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, is incorporated herein by reference.

Item 10.	Executive Compensation

The information under the caption "Compensation of Executive Officers and Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The information under the caption "Voting Securities" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions

The information under the caption "Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, is incorporated herein by reference.

Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

The following exhibits are filed as part of this report:

Exhibit	Document
3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

4.	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997. Here incorporated by reference.

10.1	Employment Agreement With Jae M. Maxfield.(1) Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

10.2	Employment Agreement With Lawrence D. Bradford.(1) Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

10.3	Executive Stock Incentive Plan of 1997.(1) Previously filed as Appendix B to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 1999.

21	Subsidiaries of the Small Business Issuer.

24	Power of Attorney

27	Financial Data Schedule for Year Ended December 31, 1999.
_______________________

(1)	These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.

(b)	Reports on Form 8-K

No report on Form 8-K was filed during the fourth quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By /s/ Jae M. Maxfield	March 29, 2000
Jae M. Maxfield
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jae M. Maxfield Jae M. Maxfield	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2000

/s/ Frank G. Berris Frank G. Berris	Director	March 15, 2000

/s/ Lawrence D. Bradford Lawrence D. Bradford	Director	March 20, 2000

/s/ William F. Cutler, Jr. William F. Cutler, Jr.	Director	March 22, 2000

/s/ Lewis G. Emmons* Lewis G. Emmons	Director	March 29, 2000

/s/ Stuart Goodfellow Stuart Goodfellow	Director	March 23, 2000

/s/ Paul Johnson Paul Johnson	Director	March 27, 2000

/s/ Jon E. Pike Jon E. Pike	Chairman of the Board and Director	March 22, 2000

/s/ Linda R. Pitsch Linda R. Pitsch	Secretary and Director	March 15, 2000

/s/ Andrew W. Zamiara Andrew W. Zamiara	Director	March 27, 2000

/s/ Thomas L. Lampen Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 15, 2000

*By /s/ Jae M. Maxfield Jae M. Maxfield Attorney-in-Fact		March 29, 2000

EXHIBIT INDEX

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended June 30, 1998. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

4.	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997. Here incorporated by reference.

10.1	Employment Agreement With Jae M. Maxfield.(1) Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

10.2	Employment Agreement With Lawrence D. Bradford.(1) Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1995. Here incorporated by reference.

10.3	Executive Stock Incentive Plan of 1997.(1) Previously filed as Appendix B to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 29, 1997. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 1999.

21	Subsidiaries of the Small Business Issuer.

24	Power of Attorney

27	Financial Data Schedule for Year Ended December 31, 1999.

_____________________

(1)	These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-KSB.