Form 10-Q
period 2000-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2000-05-15
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 1-9202

ChoiceOne Financial Services, Inc. (Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2659066 (I.R.S. Employer Identification No.)

109 East Division Sparta, Michigan (Address of Principal Executive Offices)	49345 (Zip Code)

(616) 887-7366 (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X          No _____

As of April 30, 2000, the Registrant had outstanding 1,383,458 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31
	2000	1999
Assets
Cash and due from banks	$ 3,940,000	$ 3,998,000
Securities available for sale	14,933,000	15,243,000
Loans, net	170,235,000	166,073,000
Premises and equipment, net	5,189,000	4,914,000
Other assets	3,023,000	2,879,000

Total assets	197,320,000	193,107,000

Liabilities
Deposits - noninterest bearing	$ 15,192,000	$ 14,701,000
Deposits - interest bearing	117,640,000	112,852,000
Federal funds purchased and repurchase agreements	9,023,000	9,527,000
Other liabilities	2,234,000	2,140,000
Federal Home Loan Bank advances	36,140,000	36,999,000

Total liabilities	180,229,000	176,219,000
Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	0	0
Common stock; shares authorized: 4,000,000 in 2000
and 2,000,000 in 1999; shares outstanding:
1,383,458 at March 31, 2000 and
1,106,391 at December 31, 1999	13,275,000	13,264,000
Retained earnings	3,927,000	3,677,000
Accumulated other comprehensive income	(111,000)	(53,000)

Total shareholders' equity	17,091,000	16,888,000

Total liabilities and shareholders' equity	$ 197,320,000	$ 193,107,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2000	1999
Interest income
Loans, including fees	$ 3,835,000	$ 3,183,000
Securities
Taxable	129,000	153,000
Nontaxable	95,000	104,000
Other	1,000	1,000

Total interest income	4,060,000	3,441,000

Interest expense
Deposits	1,367,000	1,197,000
Short-term borrowings	126,000	51,000
Federal Home Loan Bank
advances	581,000	403,000
Long-term debt	4,000	11,000

Total interest expense	2,078,000	1,662,000

Net interest income	1,982,000	1,779,000
Provision for loan losses	175,000	130,000

Net interest income after
Provision for loan losses	1,807,000	1,649,000

Noninterest income
Customer service fees	146,000	129,000
Insurance commission income	294,000	224,000
Mortgage loan sales
and servicing	28,000	78,000
Other income	79,000	58,000

Total noninterest income	547,000	489,000

Noninterest expense
Salaries and benefits	841,000	764,000
Occupancy expense	313,000	265,000
Computer service expense	45,000	46,000
Other expense	455,000	404,000

Total noninterest expense	1,654,000	1,479,000

Income before income tax	700,000	659,000
Income tax expense	217,000	200,000

Net income	$ 483,000	$ 459,000

Comprehensive income	$ 425,000	$ 404,000

Basic earnings per share and
earnings per share assuming
dilution	$ .35	$ .33

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2000	1999
Cash flows from operating activities
Net income	$ 483,000	$ 459,000
Reconciling items:
Net amortization on securities	14,000	51,000
Net gain on sales of loans	(5,000)	(58,000)
Loans originated for sale	(564,000)	(3,278,000)
Proceeds from loan sales	416,000	4,154,000
Provision for loan losses	175,000	130,000
Depreciation	160,000	127,000
Other non-cash charges and credits	(5,000)	11,000
Deferred income tax expense/(benefit)	8,000	(8,000)
Changes in assets and liabilities:
Interest receivable and other assets	(146,000)	(87,000)
Interest payable and other liabilities	104,000	(47,000)

Net cash provided by operating activities	640,000	1,454,000

Cash flows from investing activities
Securities available for sale:
Principal payments	205,000	660,000
Net change in loans	(4,152,000)	(1,955,000)
Loans sold	0	167,000
Premises and equipment expenditures, net	(435,000)	(59,000)

Net cash used in investing activities	(4,382,000)	(1,187,000)

Cash flows from financing activities
Net change in deposits	5,279,000	(2,521,000)
Net change in short-term borrowings	(504,000)	1,613,000
Proceeds from Federal Home Loan Bank advances	3,000,000	0
Payments on Federal Home Loan Bank advances	(3,859,000)	(681,000)
Payments on long-term debt	(10,000)	(10,000)
Issuance of common stock	11,000	10,000
Repurchase of common stock	0	(1,000)
Cash dividends and fractional shares from stock dividends	(233,000)	(211,000)

Net cash provided by/(used in) financing activities	3,684,000	(1,801,000)

Net change in cash and cash equivalents	(58,000)	(1,534,000)
Beginning cash and cash equivalents	3,998,000	5,055,000

Ending cash and cash equivalents	$3,940,000	$3,521,000

Cash paid for interest	$2,021,000	$1,655,000
Cash paid for income taxes	$ 0	$ 25,000

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry, Rule 10-01 of Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999, the Consolidated Statements of Income for the three-month periods ended March 31, 2000 and March 31, 1999, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2000 and March 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Stock Transactions, Earnings and Cash Dividends Per Share

The Registrant's Board of Directors declared a conditional five-for-four stock split on the Registrant's common stock on February 16, 2000. The stock split will cause one additional share of common stock to be issued for each four shares outstanding. The stock split will be payable to shareholders of record as of April 27, 2000, and will be paid on May 22, 2000. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 27, 2000, annual meeting of shareholders of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the authorized common stock of the Registrant from 2,000,000 shares to 4,000,000 shares. The amendment to increase the authorized common stock was approved by a vote of the Registrant's shareholders at the April 27, 2000 annual meeting. The consolidated balance sheet has been adjusted to reflect the additional authorized common stock. A 5% stock dividend was declared on April 14, 1999. The stock dividend was paid to shareholders of record as of May 10, 1999 and was paid on June 1, 1999.

A total of 375 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $11,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2000.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the five-for-four stock split that will be paid in May 2000 and the 5% stock dividend paid in June 1999.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the five-for-four stock split that will be paid in May 2000 and the 5% stock dividend paid in June 1999.

NOTE 2 - SECURITIES

The amortized cost and fair value of securities as of March 31, 2000 and December 31, 1999 follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Available for Sale

March 31, 2000
U.S. Treasuries and
U.S. Government agencies	$ 750,000	$ 0	$ 0	$ 750,000
States and municipalities	7,787,000	30,000	(187,000)	7,630,000
Mortgage-backed securities	3,846,000	19,000	(30,000)	3,835,000
Other securities	2,718,000	0	0	2,718,000

Total	$ 15,101,000	$ 49,000	$ (217,000)	$ 14,933,000

December 31, 1999
U.S. Treasuries and
U.S. Government agencies	$ 750,000	$ 0	$ (1,000)	$ 749,000
States and municipalities	7,794,000	60,000	(37,000)	7,717,000
Mortgage-backed securities	4,058,000	24,000	(27,000)	4,055,000
Other securities	2,722,000	0	0	2,722,000

Total	$ 15,324,000	$ 84,000	$ (165,000)	$ 15,243,000

There were no sales of securities in either the first quarter of 2000 or the first quarter of 1999.

For the three months ended March 31, 2000, the net unrealized holding loss on securities available for sale increased by $88,000 resulting in a net unrealized loss of $169,000 on securities available for sale as of March 31, 2000, before any deferred tax effect.

Certain of the Registrant's securities were pledged as collateral for securities sold under agreements to repurchase. The fair values of securities pledged as collateral at March 31, 2000 and December 31, 1999 were $4,142,000 and $3,450,000, respectively .

NOTE 3 - LOANS

Loans at March 31, 2000 and December 31, 1999 were classified as follows:

	March 31,	December 31,
	2000	1999

Commercial	$ 62,723,000	$ 59,826,000
Agricultural	7,742,000	8,777,000
Real estate mortgage - construction	4,566,000	4,399,000
Real estate mortgage - residential	62,757,000	60,093,000
Consumer	34,372,000	34,885,000

Total loans before allowance for loan losses	172,160,000	167,980,000
Less allowance for loan losses	1,925,000	1,907,000

Loans, net	$170,235,000	$166,073,000

The cost of loans pledged for borrowings at March 31, 2000 and December 31, 1999 was as follows:

Residential real estate mortgages pledged for
Federal Home Loan Bank advances	$ 56,868,000	$ 51,884,000
Commercial loans pledged for secured loan borrowings	197,000	200,000

Total	$ 57,065,000	$ 52,084,000

Loans held for sale included $1,111,000 of residential real estate mortgage loans at March 31, 2000. Loans held for sale were accounted for at the lower of aggregate cost or market value.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

	Three months ended
	March 31,
	2000	1999

Balance at beginning of period	$1,907,000	$1,851,000

Provision charged to expense	175,000	130,000
Recoveries credited to the allowance	19,000	26,000
Loans charged-off	(176,000)	(136,000)

Balance at end of period	$1,925,000	$1,871,000

Information regarding impaired loans as of March 31, 2000 and December 31, 1999 follows:

	March 31,	December 31,
	2000	1999

Loans with no allowance allocated	$905,000	$463,000
Loans with allowance allocated	481,000	434,000
Amount of allowance for loan losses allocated	273,000	214,000

Information regarding impaired loans for the three-month periods ended March 31, 2000 and March31, 1999 follows:
	2000	1999

Average balance during the period	$1,143,000	$1,863,000
Interest income recognized thereon	24,000	27,000
Cash basis interest income recognized	19,000	19,000

NOTE 5 - CERTIFICATES OF DEPOSIT

As of March 31, 2000, certificates of deposit included $21,224,000 obtained through a national time deposit rate service. The weighted average interest rate on these deposits was 6.09%. Maturities on the deposits ranged from 2000 to 2004.

NOTE 6 - OTHER NONINTEREST EXPENSE

Other noninterest expense for the three months ended March 31, 2000 and March 31, 1999 was as follows:

	2000	1999

Legal and professional	$ 73,000	$ 41,000
Supplies and postage	64,000	74,000
Telephone	32,000	29,000
State single business tax expense	30,000	32,000
Advertising and marketing	18,000	43,000
Other	238,000	185,000

Total	$ 455,000	$ 404,000

NOTE 7 - INCOME TAX EXPENSE

The components of income tax expense for the three months ended March 31, 2000 and March 31, 1999 were as follows:

	2000	1999

Current income tax expense	$ 209,000	$ 208,000
Deferred income tax expense (benefit)	8,000	(8,000)
Income tax expense	$ 217,000	$ 200,000

The difference between the financial statement tax provision and amounts computed by applying the federal income tax rate to pre-tax income is principally attributable to tax-exempt interest income.

The components of deferred tax assets and liabilities at March 31, 2000 and December 31, 1999 were as follows:

	March 31,	December 31,
	2000	1999

Deferred tax assets:
Allowance for loan losses	$ 550,000	$ 503,000
Deferred loan fees	89,000	98,000
Unrealized depreciation on securities available
for sale	57,000	28,000
Postretirement benefits obligation	53,000	52,000
Deferred compensation	46,000	48,000
Other	26,000	30,000

Total deferred tax assets	821,000	759,000

Deferred tax liabilities:
Depreciation	242,000	228,000
Loan servicing rights	61,000	67,000
Other	63,000	12,000

Total deferred tax liabilities	366,000	307,000

Net deferred tax asset	$ 455,000	$ 452,000

A valuation allowance related to a deferred tax asset is recognized when it is considered more likely than not that part or all of the deferred tax benefits will not be realized. Management has determined that no such allowance was required at March 31, 2000 or December 31, 1999.

NOTE 8 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
               RISK

Noninterest-bearing deposits totaling approximately $2,386,000 were held at NBD Bank, N.A. at March 31, 2000.

As of March 31, 2000, the Registrant had outstanding commitments to make loans totaling $27,030,000, the majority of which have variable interest rates. The Registrant had issued approximately $6,570,000 in unused lines of credit and $183,000 in letters of credit at March 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("future factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income increased $24,000 or 5% in the first quarter of 2000 compared to the same period in 1999. The increase in net income was due to higher net interest income and noninterest income, the effect of which was offset by a higher provision for loan losses and growth in noninterest expense.

Growth in average interest-earning assets contributed virtually all of the increase in net interest income in the first quarter of 2000. All of the growth in interest-earning assets occurred in loans. The small increase in net interest income due to interest rates was caused by a higher level of loan fees in the first quarter of 2000 than in the same period in 1999. Most of the increase in noninterest income in 2000 was caused by higher insurance commission income from the purchase of an insurance agency in September 1999. The higher provision level in 2000 compared to 1999 was primarily due to more net charge-offs in the first quarter of 2000 than in the comparable period in 1999. The growth in noninterest expense resulted from salaries and benefits paid to the Bank's new wholesale mortgage department and new insurance staff, higher occupancy expense due to the Bank's main office remodeling, and general growth in other expenses.

The return on average assets was 1.00% for the first three months of 2000, compared to 1.10% for the same period in 1999. The return on average shareholders' equity was 11.40% for the first quarter of 2000, compared to 11.44% for the comparable period of the prior year.

Cash and Stock Dividends

Cash dividends declared in the first quarter of 2000 were $232,000, or $.17 per common share, which represented a $.02 per share or 13% increase compared to the dividend paid in the same period of the prior year. Dividends per share have been adjusted for the five-for-four stock split in 2000 and the 5% stock dividend in 1999. The cash dividend payout percentage in the first three months of 2000 was 48%, compared to 46% in the same period of 1999. The Registrant's Board of Directors declared a conditional five-for-four stock split on the Registrant's common stock on February 16, 2000. The stock split will cause one additional share of common stock to be issued for each four shares outstanding. The stock split will be payable to shareholders of record as of April 27, 2000, and will be paid on May 22, 2000. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 27, 2000, annual meeting of shareholders of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the authorized common stock of the Registrant from 2,000,000 shares to 4,000,000 shares. The amendment to increase the authorized common stock was approved by a vote of the Registrant's shareholders at the April 27, 2000 annual meeting. The Registrant also declared a 5% stock dividend in April 1999.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2000 and March 31, 1999. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

	For the Three Month Ended March 31,
	2000			1999
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
		(Dollars in Thousands)
Assets
Loans (1)	$167,004	$3,839	9.19%	$140,694	$3,186	9.06%
Taxable securities (2)	7,465	129	6.88	11,405	154	5.40
Nontaxable securities (1)(2)	7,510	144	7.54	8,457	157	7.43
Other	130	1	1.33	180	1	2.22

Interest-earning assets	182,109	4,113	9.03	160,736	3,498	8.70
Noninterest-earning assets	12,058			8,892

Total assets	$194,167			$169,628

Liabilities and shareholders' equity
Interest-bearing transaction
accounts	$ 25,722	213	3.31	$ 26,725	200	2.99
Savings deposits	7,667	22	1.15	8,511	25	1.17
Time deposits	81,400	1,132	5.56	71,175	972	5.46
Federal Home Loan Bank advances	36,523	581	6.36	26,240	403	6.14
Other	8,986	130	5.79	4,971	62	4.99

Interest-bearing liabilities	160,298	2,078	5.19	137,622	1,662	4.83
Demand deposits	14,975			14,179
Other noninterest-bearing liabilities	1,872			1,554
Shareholders' equity	17,022			16,273

Total liabilities and
shareholders' equity	$194,167			$169,628

Net interest income (tax-equivalent
basis) - interest spread		2,035	3.84%		1,836	3.87%

Tax equivalent adjustment (1)		(53)			(57)

Net interest income		$1,982			$1,779

Net interest income as a percentage
of earning assets (tax-equivalent
basis)			4.47%			4.57%

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

Table 2 - Changes in Tax Equivalent Net Interest Income

	Three Months Ended March 31,
	2000 Over 1999
	Total	Volume	Rate

Increase (decrease) in interest income (1)
Loans (2)	$ 653	$ 605	$ 48
Taxable securities	(25)	(61)	36
Nontaxable securities (2)	(13)	(14)	1
Other	0	0	0

Net change in tax-equivalent income	615	530	85

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	13	(8)	21
Savings deposits	(3)	(3)	0
Time deposits	160	141	19
Federal Home Loan Bank advances	178	163	15
Other	68	57	11

Net change in interest expense	416	350	66

Net change in tax-equivalent
net interest income	$ 199	$ 180	$ 19

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $199,000 in the first three months of 2000 compared to the same period of 1999. Growth in the Registrant's assets contributed $180,000 of the growth in 2000. Changes in interest rates from 1999 to 2000 had a small positive impact on net interest income in 2000. Growth in assets also caused an increase in net interest income from the first quarter of 1998 to the same period in 1999. However, in contrast to 2000 when the change in income due to interest rates was slightly positive, changes in interest rates caused a negative impact of $119,000 from 1998 to 1999.

The average balance of loans increased $26,310,000 from the first quarter of 1999 to the same period in 2000. This loan growth caused interest income from loans to be $605,000 higher in 2000 than in 1999. The impact on net interest income on loans was offset somewhat by lower average balances in investment securities in 2000. An increase in the average balance of time deposits and Federal Home Loan Bank advances also offset approximately 50% of the effect of loan growth.

Table 1 shows that the net interest income spread was 3.84% for the first three months of 2000, which was slightly less than the spread of 3.87% experienced in the first quarter of 1999. The average rate earned on interest-earning assets rose 33 basis points from 1999 to 2000. Slightly more than one-half of the average rate increase was due to higher loan rates, while most of the remainder resulted from an increase in the average rate earned on taxable investment securities. The average interest rate paid on interest-bearing liabilities increased 36 basis points from the first quarter of 1999 to the same period in 2000. The increase in the liability rate was caused by higher general market interest rates in 2000 than in 1999. Higher general market interest rates in 2000 affected loans and all deposit categories except for savings deposits.

Increases in national market interest rates continued to affect the Bank's net interest income in the first quarter of 2000. The Federal Reserve Bank's Open Market Committee has raised the federal funds interest rate 125 basis points since the end of 1998. This included two increases of 25 basis points each in the first quarter of 2000. Management anticipates another 50 to 75 basis points of increase before the end of the third quarter of 2000. The Bank raised its prime lending rate each time that the federal funds rate increased. However, upward pressures on deposit and other funding costs have caused a contraction of the net interest margin. Pressure on funding costs is anticipated to continue through the remainder of 2000. The Bank's loan officers have adjusted certain interest rates on loans and will continue to monitor loan rates in an attempt to maintain the net interest margin.

The Registrant plans to emphasize loan growth in 2000 in an attempt to offset the effect of the declining net interest margin due to interest rates. Commercial loans and subprime residential mortgage loans are planned to be two of the loan areas where this growth may occur. The Registrant also plans to strive for more growth in local deposits. Local deposits bear a lower interest rate than national market time certificates and Federal Home Loan Bank advances.

Provision and Allowance for Loan Losses

The allowance for loan losses increased $18,000 from December 31, 1999 to March 31, 2000. The allowance was 1.12% of total loans at March 31, 2000, compared to 1.14% at December 31, 1999. The allowance for loan losses as a percentage of nonperforming loans was 125% as of March 31, 2000, compared to 93% as of December 31, 1999. The change in the allowance coverage of nonperforming loans was caused by a decrease of $512,000 in nonperforming loans from December 31, 1999 to March 31, 2000. The decrease occurred in commercial and residential real estate mortgage loans. The provision for loan losses was $45,000 higher in the first three months of 2000 than in the same period of 1999. The increase was due in part to higher net chargeoffs in the first quarter of 2000 than in the same period in 1999.

Chargeoffs and recoveries for those loan categories with activity in the periods ended March 31, 2000 and March 31, 1999 were as follows:

	2000		1999
	Chargeoffs	Recoveries	Chargeoffs	Recoveries

Commercial	$ 68,000	$ 0	$ 31,000	$ 10,000
Consumer	108,000	19,000	105,000	16,000

	$ 176,000	$ 19,000	$ 136,000	$ 26,000

The increase in commercial loan chargeoffs in the first quarter of 2000 compared to the same period in 1999 was due to a chargeoff on one commercial loan in the first quarter of 2000. The Bank's management expects that the amount of chargeoffs that the Bank will experience in the remainder of 2000 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. As growth in the loan portfolio occurs, management believes that the dollar level of chargeoffs may increase as a result of the higher total balance of loans. The adequacy of the allowance for loan losses may also be affected by sub-prime residential mortgages, which the Bank began to purchase for its portfolio to a limited extent in 1999. The Bank's mortgage lenders believe that sub-prime mortgage purchases may increase in volume in 2000. The Bank's mortgage department has begun to set aside a higher allowance for the sub-prime mortgage loans than for the loans it originates through normal channels. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 2000, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

Noninterest Income

Total noninterest income increased $58,000 in the first quarter of 2000 compared to the same period in 1999. Insurance commission income grew $70,000 as the operations of InsuranceSource were included in 2000's totals. InsuranceSource was an independent insurance agency purchased by the Insurance Agency in September 1999. Income from sales and servicing of mortgage loans dropped $50,000 from 1999 to 2000. The level of sales of mortgage loans into the secondary market by the Bank was significantly less in the current year. The Bank's mortgage lenders anticipate that this activity level will increase in the remainder of 2000.

Noninterest Expense

Total noninterest expense increased $175,000 in the first quarter of 2000 compared to the same quarter of 1999. This change was approximately 40% more than the $122,000 increase experienced in the first quarter of 1999 compared to 1998. Slightly less than one-half of the growth in 2000 was due to higher salaries and benefits expense. The increase in salaries and benefits expense was caused by staffing increases due to the purchase of the InsuranceSource agency, the creation of the Bank's sub-prime mortgage department, and other staffing increases and growth. The Bank's management believes that this higher level of salaries and benefits expense will continue through the rest of 2000. The increase in occupancy expense in the first quarter of 2000 was primarily due to depreciation expense from the remodeling of the Bank's main office. This higher level of depreciation expense is expected to continue through the end of 2000. The growth in other noninterest expense was caused by higher levels of legal expense, consulting expense, amortization of goodwill, and chargeoffs of checking accounts.

Securities

The balance of total securities decreased $310,000 in the first quarter of 2000. The decrease was caused by principal paydowns of mortgage-backed securities. The Bank did not purchase any securities in the first quarter of 2000. The Bank's investment committee plans to continue its monitoring of the securities portfolio and plans to purchase securities when believed prudent. The Bank used certain of its securities as collateral for public funds and repurchase agreements in the first quarter of 2000 and plans to continue this practice in the remainder of the year. The securities portfolio may also serve as a source of liquidity for deposit needs.

Loans

Total loans grew $4,180,000 in the first quarter of 2000. Commercial loans and residential real estate mortgage loans comprised the growth. Agricultural loans experienced a moderate decline in the first quarter of 2000 while construction real estate mortgages and consumer loans did not change significantly.

Commercial loans grew $2,927,000 during the first quarter of 2000. The Registrant's management believes that this growth was caused by a strong local economy and by business development activities by the Bank's commercial lending officers. The agricultural loan balance decreased $1,035,000 in the first quarter of 2000. The agricultural loan balance has traditionally decreased in the first quarter of the year due to normal fluctuations in funding needs by agricultural borrowers. Both commercial and agricultural loans have been and are expected to continue to be affected by a high level of competition within the Bank's market areas. The competition is particularly intense in the area of interest rates charged on loans. Management plans to continue to use its officer calling program to generate demand for commercial and agricultural loans. Real estate residential mortgage loans grew $2,664,000 from December 31, 1999 to March 31, 2000. Approximately two-thirds of the residential mortgage growth resulted from the purchase of sub-prime mortgages. The level of mortgage activity in the first three months of 2000 was affected by relatively high interest rates. The Bank's mortgage loan officers anticipate that rates may continue to increase slightly through the remainder of 2000. If this occurs, the level of mortgage activity that the Bank originates may be less than the prior year. Consumer loans declined $513,000 in the first quarter of 2000. The Bank's consumer lenders tightened credit standards on indirect automobile loans in late 1999 due to larger than desired chargeoff levels. These tightened credit standards have decreased the number of loans purchased from indirect dealers and has caused the lack of growth in consumer loans. Management anticipates that the lower level of indirect loan activity will continue through the rest of 2000. The Bank's consumer loan officers plan to attempt to offset this by emphasizing direct consumer loan growth.

Information regarding impaired loans can be found in Note 4 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of March 31, 2000 and December 31, 1999 were as follows:

	March 31,	December 31,
	2000	1999

Loans accounted for on a nonaccrual basis	$ 1,187,000	$ 1,322,000
Loans, not included in nonaccrual loans, which are
contractually past due 90 days or more as to
interest or principal payments	288,000	667,000
Loans, not included in nonaccrual or loans past due
90 days or more, which are considered troubled
debt restructurings	62,000	60,000

Total	$ 1,537,000	$ 2,049,000

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $3,672,000 as of March 31, 2000, compared to $3,702,000 as of December 31, 1999. No portion of the allowance for loan losses had been specifically allocated to these loans at March 31, 2000. However, the allowance for loan losses that has not been specifically allocated to individual loans is available for these potential problem loans.

Deposits and Other Funding Sources

Total deposits increased $5,279,000 in the first quarter of 2000. This is in contrast to the same period in 1999 when deposits decreased $2,521,000. The growth in the first quarter of 2000 was due to a $5,788,000 increase in the balance of time deposits. The activity in the other three deposit categories netted to a small decrease from December 31, 1999 to March 31, 2000. Slightly less than one-half of the time deposit growth or $2,681,000 was caused by a higher balance in national market time deposits. The remaining time deposit growth was obtained from depositors in the Bank's local market areas. The local market time deposits were obtained through interest rate promotions by the Bank. Management plans to continue to emphasize growth in deposits obtained from the Bank's local market areas. If local market deposit growth is insufficient to support loan growth in 2000, management anticipates that it will continue to use national market time deposits and Federal Home Loan Bank advances to supplement the core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $203,000 in the first quarter of 2000. Equity growth resulted primarily from retained earnings. The effect of a $58,000 decrease in the balance of accumulated other comprehensive income was offset by proceeds of $11,000 from the sale of stock to the Registrant's Board of Directors.

Total shareholders' equity as a percentage of assets was 8.66% as of March 31, 2000, compared to 8.75% as of December 31, 1999. The small decrease in the equity to assets ratio resulted from a higher level of asset growth than equity growth during the period. This corresponds with management's plans to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at March 31, 2000.

Capital Resources

The Bank completed the remodeling of its main office in February 2000. A new drive-up teller addition is planned for the Bank's Plainfield Avenue office. Management estimates the addition will cost between $150,000 and $200,000. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents decreased $58,000 in the first quarter of 2000. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis (the "FHLB"). The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $25,000,000 to $30,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances. The FHLB issued proposed regulations in March 2000 that would allow certain commercial and agricultural loans to be used as collateral for advances from the FHLB. These regulations would expand the Bank's ability to borrow from the FHLB and would provide additional liquidity.

Interest rate sensitivity is monitored by the Bank's Asset/Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to immediate 200 basis point increases and decreases in interest rates and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31, 2000 caused net income to decrease 2.4% if rates increased and to decrease 2.8% if rates decreased. The shock computation caused an insignificant change in the value of shareholders' equity. The Committee will continue to monitor the effect of changes in interest rates on the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On January 19, 2000, the Registrant issued 375 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $11,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 6.  Exhibits and Reports on Form 8-K.

          1.          Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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

          2.          Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date May 15, 2000 Date May 15, 2000

CHOICEONE FINANCIAL SERVICES, INC.

/s/ Jae M. Maxfield

Jae M. Maxfield
President and Chief Executive Officer

/s/ Thomas L. Lampen
Thomas L. Lampen
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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