Form 10-Q
period 2000-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2000-08-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

As of July 31, 2000, the Registrant had outstanding 1,386,936 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management's Discussion and Analysis of Financial

	Condition and Results of Operations	11-23

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	23

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	24

Item 4.	Submission of Matters to a Vote of Security Holders	24-25

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

	June 30, 2000	December 31, 2000
	(Unaudited)
Assets
Cash and due from banks	$3,789,000	$3,998,000
Securities available for sale	14,573,000	15,243,000
Loans, net	170,160,000	166,073,000
Premises and equipment, net	5,122,000	4,914,000
Other assets	2,838,000	2,879,000

Total assets	$196,482,000	$193,107,000

Liabilities
Deposits - noninterest bearing	$14,909,000	$14,701,000
Deposits - interest bearing	118,961,000	112,852,000
Federal funds purchased and repurchase agreements	6,055,000	9,527,000
Other liabilities	2,082,000	2,140,000
Federal Home Loan Bank advances	37,140,000	36,999,000

Total liabilities	179,147,000	176,219,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	--	--
Common stock; shares authorized: 4,000,000; shares
outstanding: 1,387,207 at June 30, 2000 and
1,382,989 at December 31, 1999	13,348,000	13,264,000
Unallocated shares held by 401(k) and employee
stock ownership plan	(91,000)	--
Retained earnings	4,161,000	3,677,000
Accumulated other comprehensive income	(83,000)	(53,000)

Total shareholders' equity	17,335,000	16,888,000

Total liabilities and shareholders' equity	$196,482,000	$193,107,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Interest income
Loans, including fees	$3,968,000	$3,305,000	$7,803,000	$6,488,000
Securities
Taxable	117,000	159,000	246,000	312,000
Nontaxable	93,000	95,000	188,000	199,000
Other	--	--	1,000	1,000

Total interest income	4,178,000	3,559,000	8,238,000	7,000,000

Interest expense
Deposits	1,462,000	1,167,000	2,829,000	2,364,000
Short-term borrowings	115,000	66,000	241,000	117,000
Federal Home Loan Bank
Advances	601,000	403,000	1,182,000	806,000
Long-term debt	4,000	11,000	8,000	22,000

Total interest expense	2,182,000	1,647,000	4,260,000	3,309,000

Net interest income	1,996,000	1,912,000	3,978,000	3,691,000
Provision for loan losses	150,000	90,000	325,000	220,000

Net interest income after
provision for loan losses	1,846,000	1,822,000	3,653,000	3,471,000

Noninterest income
Customer service fees	140,000	127,000	286,000	256,000
Insurance commission income	312,000	231,000	606,000	455,000
Mortgage loan sales
and servicing	45,000	60,000	73,000	138,000
Other income	61,000	60,000	140,000	118,000

Total noninterest income	558,000	478,000	1,105,000	967,000

Noninterest expense
Salaries and benefits	812,000	758,000	1,653,000	1,522,000
Occupancy expense	321,000	304,000	634,000	569,000
Computer service expense	47,000	46,000	92,000	92,000
Other expense	536,000	464,000	991,000	868,000

Total noninterest expense	1,716,000	1,572,000	3,370,000	3,051,000

Income before income tax	688,000	728,000	1,388,000	1,387,000
Income tax expense	205,000	231,000	422,000	431,000

Net income	$483,000	$497,000	$966,000	$956,000

Comprehensive income	$512,000	$328,000	$936,000	$733,000

Basic and diluted earnings
per share	$.35	$.36	$.70	$.69

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 1999	$11,824,000	$--	$4,070,000	$247,000	$16,141,000

Comprehensive income
Net income			956,000		956,000
Change in unrealized
gains and losses, net				(223,000)	(223,000)

Total comprehensive
income					733,000

5% stock dividend paid in
June 1999	1,430,000		(1,436,000)		(6,000)
568 shares of stock
repurchased for employee
benefit plans, stock
dividends, and other	(15,000)				(15,000)
4,381 shares of stock issued
to employee benefit plans
and other					114,000
Cash dividends	114,000		(444,000)		(444,000)

Balance, June 30, 1999	$13,353,000	$--	$3,146,000	$24,000	$16,523,000

Balance, January 1, 2000	$13,264,000	$--	$3,677,000	$(53,000)	$16,888,000

Comprehensive income
Net income			966,000		966,000
Change in unrealized
gains and losses, net				(30,000)	(30,000)

Total comprehensive
income					936,000

Five-for-four stock split paid
in May 2000	(4,000)				(4,000)
1,494 shares of stock
repurchased for employee
benefit plans, stock
dividends, and other	(30,000)				(30,000)
4,716 shares of stock issued
to employee benefit plans
and other	118,000				118,000
3,700 shares of stock
purchased by 401(k) and
employee stock ownership
plan		(91,000)			(91,000)
Cash dividends			(482,000)		(482,000)

Balance, June 30, 2000	$13,348,000	$(91,000)	$4,161,000	$(83,000)	$17,335,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities
Net income	$966,000	$956,000
Reconciling items:
Net amortization on securities	25,000	78,000
Net gain on sales of loans	(36,000)	(80,000)
Loans originated for sale	(2,694,000)	(5,148,000)
Proceeds from loan sales	2,296,000	6,357,000
Provision for loan losses	325,000	220,000
Depreciation	340,000	292,000
Other non-cash charges and credits	64,000	27,000
Deferred income tax expense/(benefit)	(5,000)	2,000
Changes in assets and liabilities:
Interest receivable and other assets	11,000	(109,000)
Interest payable and other liabilities	(30,000)	114,000

Net cash provided by operating activities	1,262,000	2,709,000

Cash flows from investing activities
Securities available for sale:
Purchases	(1,100,000)	--
Principal payments	1,697,000	1,685,000
Net change in loans	(3,989,000)	(8,308,000)
Loans sold	--	167,000
Premises and equipment expenditures, net	(548,000)	(244,000)

Net cash used in investing activities	(3,940,000)	(6,700,000)

Cash flows from financing activities
Net change in deposits	6,317,000	(1,689,000)
Net change in short-term borrowings	(3,472,000)	5,722,000
Proceeds from Federal Home Loan Bank advances	4,000,000	--
Payments on Federal Home Loan Bank advances	(3,859,000)	(681,000)
Payments on long-term debt	(28,000)	(329,000)
Issuance of common stock	118,000	114,000
Repurchase of common stock	(121,000)	(15,000)
Cash dividends and fractional shares from stock dividends	(486,000)	(450,000)

Net cash provided by financing activities	2,469,000	2,672,000

Net change in cash and cash equivalents	(209,000)	(1,319,000)
Beginning cash and cash equivalents	3,998,000	5,055,000

Ending cash and cash equivalents	$3,789,000	$3,736,000

Cash paid for interest	$4,245,000	$3,319,000
Cash paid for income taxes	$460,000	$425,000

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

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2000 and June 30, 1999, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2000 and June 30, 1999, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and June 30, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Stock Transactions, Earnings and Cash Dividends Per Share

The Registrant's Board of Directors declared a conditional five-for-four stock split on the Registrant's common stock on February 16, 2000. The stock split caused one additional share of common stock to be issued for each four shares outstanding. The stock split was payable to shareholders of record as of April 27, 2000, and was paid on May 22, 2000. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 27, 2000,annual meeting of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the authorized common stock of the Registrant from 2,000,000 shares to 4,000,000 shares. The amendment to increase the authorized common stock was approved by a vote of the Registrant's shareholders at the April 27, 2000 annual meeting. A 5% stock dividend was declared on April 14, 1999. The stock dividend was payable to shareholders of record as of May 10, 1999 and was paid on June 1, 1999.

A total of 948 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $25,000 under the terms of the Directors' Stock Purchase Plan in the first two quarters of 2000. A total of 1,494 shares were repurchased from shareholders in the first six months of 2000. The Registrant sold 3,768 shares of common stock to the Bank's 401(k) savings and retirement plan in the second quarter of 2000.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the five-for-four stock split paid in May 2000 and the 5% stock dividend paid in June 1999.

Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the five-for-four stock split paid in May 2000 and the 5% stock dividend paid in June 1999.

401(k) Savings and Employee Stock Ownership Plan

The Registrant's 401(k) and employee stock ownership plan contains both a 401(k) salary deferral portion and an employee stock ownership portion (the "ESOP"). The cost of shares that are owned by the ESOP but have not yet been allocated to the ESOP's participants is presented as a reduction of shareholders' equity in the consolidated balance sheet. Compensation expense is recorded based on the market price of unallocated shares as they are committed to be released for allocation to participant accounts. Any difference between the market price and the basis of shares committed to be released is recorded as an adjustment to additional paid-in capital, which is presented as part of common stock in the consolidated balance sheet. Dividends paid on ESOP shares that have been allocated to participants are recorded as a reduction of retained earnings while dividends paid on shares that have not been allocated are reflected as a reduction of the ESOP's debt and related accrued interest.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the 2000 presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

	Six Months ended June 30,
	2000	1999

Balance at beginning of period	$1,907,000	$1,851,000

Provision charged to expense	325,000	220,000
Recoveries credited to the allowance	61,000	46,000
Loans charged-off	(330,000)	(220,000)

Balance at end of period	$1,963,000	$1,897,000

Information regarding impaired loans as of June 30, 2000 and December 31, 1999 follows:

	June 30, 2000	December 31, 1999

Loans with no allowance allocated	$946,000	$463,000
Loans with allowance allocated	369,000	434,000
Amount of allowance for loan losses allocated	199,000	214,000

Information regarding impaired loans follows:

	Six Months ended June 30,
	2000	1999

Average balance during the period	$1,200,000	$1,477,000
Interest income recognized thereon	44,000	46,000
Cash basis interest income recognized	39,000	36,000

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Registrant maintains a 401(k) savings and employee stock ownership plan (the "Plan") for the benefit of substantially all employees. The Plan borrowed approximately $91,000 from the Bank in April 2000 to purchase 3,700 shares of the Registrant's common stock at $24.50 per share. The loan is collateralized by the shares of the Registrant's stock. Loan payments will be funded from Bank contributions to the Plan and from cash dividends received on the Registrant's stock. As the Plan makes payments on the loan, a portion of the stock owned by the Plan will be allocated among Plan participants. The amount of unallocated shares of stock are shown as a reduction to shareholders' equity in the consolidated balance sheets.

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Basic Earnings Per Share
Net income available to common
shareholders	$483,000	$497,000	$966,000	$956,000

Weighted average common
shares outstanding for basic
earnings per share	1,381,787	1,384,039	1,382,576	1,383,386

Basic earnings per share	$.35	$.36	$.70	$.69

Diluted Earnings Per Share
Net income available to common
shareholders	$483,000	$497,000	$966,000	$956,000

Weighted average common
shares outstanding for basic
earnings per share	1,381,787	1,384,039	1,382,576	1,383,386
Plus dilutive effect of assumed
exercise of stock options	2,694	2,162	2,815	2,039

Weighted average common and
potentially dilutive common
shares outstanding	1,384,481	1,386,201	1,385,391	1,385,425

Diluted earnings per share	$.35	$.36	$.70	$.69

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

Forward-Looking Statements

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income decreased $14,000 or 3% in the second quarter of 2000 compared to the same period in 1999. Net income in the first six months of 2000 was $966,000, which represented a $10,000 or 1% increase over the same period in the prior year. The dollar increase in the provision for loan losses and noninterest expense was more than the benefit from increased net interest income and noninterest income in the second quarter of 2000. This was in contrast to the first quarter of 2000 when net interest income helped the growth in total income exceed growth in total expenses. The change was due to a decline in the Registrant's net interest margin.

The increase in net interest income in 2000 was due to growth in average interest-earning assets. The growth in interest-earning assets was caused by loan growth in the first half of 2000 as the other interest-earning assets decreased slightly. The effect of growth in interest-earning assets was partially offset by an increase in interest expense due to interest rates. The higher level of noninterest income in 2000 resulted from the purchase of an insurance agency in September 1999. The provision for loan losses was higher in both the second quarter and first six months of 2000 compared to comparable periods in 1999. The increased provision was caused by a higher level of loan charge-offs experienced in 2000 than in 1999. The growth in noninterest expense in both the second quarter and the first half of 2000 was due to salaries and benefits paid to the Bank's new wholesale mortgage department and new insurance staff, higher occupancy expense due to the Bank's main office remodeling, and general growth in other expenses.

The return on average assets was 1.00% for the first six months of 2000, compared to 1.13% for the same period in 1999. The return on average shareholders' equity was 11.34% for the first half of 2000, compared to 11.79% for the comparable period of the prior year.

Cash and Stock Dividends

Cash dividends declared in the second quarter of 2000 were $250,000, or $.18 per common share, which represented a $.01 per share or 6% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first six months of 2000 were $482,000 or $.35 per share, which was $.03 or 9% greater than the dividends paid in the same period in 1999. Dividends per share have been adjusted for the five-for-four stock split in 2000 and the 5% stock dividend in 1999. The cash dividend payout percentage in the first six months of 2000 was 50%, compared to 46% in the same period of 1999. The Registrant's Board of Directors declared a conditional five-for-four stock split on the Registrant's common stock on February 16, 2000. The stock split caused one additional share of common stock to be issued for each four shares outstanding. The stock split , which was payable to shareholders of record as of April 27, 2000, was paid on May 22, 2000. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 27, 2000, annual meeting of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the authorized common stock of the Registrant from 2,000,000 shares to 4,000,000 shares. The amendment to increase the authorized common stock was approved by a vote of the Registrant's shareholders at the April 27, 2000 annual meeting. The Registrant also declared a 5% stock dividend in April 1999.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2000 and June 30, 1999. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

	For the Six Months Ended June 30,
	2000			1999
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)

Assets
Loans (1)	$169,926	$7,811	9.19%	$142,041	6,495	9.15%
Taxable securities (2)	6,997	246	7.01	11,066	312	5.66
Nontaxable securities (1)(2)	7,424	285	7.52	8,236	302	7.59
Other	71	1	2.82	132	1	1.52

Interest-earning assets	184,418	8,343	9.05	161,475	7,110	8.81
Noninterest-earning assets	11,305			9,046

Total assets	$195,723			$170,521

Liabilities and shareholders' equity
Interest-bearing transaction
accounts	$25,768	430	3.34	$26,071	388	2.98
Savings deposits	7,723	45	1.17	8,578	50	1.17
Time deposits	82,902	2,354	5.68	71,263	1,926	5.41
Federal Home Loan Bank advances	36,809	1,182	6.42	26,104	806	6.18
Other	8,509	249	5.85	5,977	139	4.65

Interest-bearing liabilities	161,711	4,260	5.27	137,993	3,309	4.80
Demand deposits	14,978			14,919
Other noninterest-bearing liabilities	1,896			1,253
Shareholders' equity	17,138			16,356

Total liabilities and
shareholders' equity	$195,723			$170,521

Net interest income (tax-equivalent
basis) - interest spread		4,083	3.78%		3,801	4.01%

Tax equivalent adjustment (1)		(105)			(110)

Net interest income		$3,978			$3,691

Net interest income as a percentage
of earning assets (tax-equivalent
basis)			4.43%			4.71%

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income

	Six Months Ended June 30,
	2000 Over 1999
	Total	Volume	Rate
	(Dollars in Thousands)

Increase (decrease) in interest income (1)
Loans (2)	$1,316	$1,285	$$31
Taxable securities	(66)	(130)	64
Nontaxable securities (2)	(17)	(15)	(2)
Other	--	--	--

Net change in tax-equivalent income	1,233	1,140	93

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	42	(5)	47
Savings deposits	(5)	(5)	--
Time deposits	428	328	10
Federal Home Loan Bank advances	376	343	33
Other	110	68	42

Net change in interest expense	951	729	222

Net change in tax-equivalent
net interest income	$282	$411	$(129)

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $282,000 in the first six months of 2000 compared to the same period in 1999. However, the increase was only $83,000 in the second quarter of 2000 compared to growth of $199,000 in the first three months of 2000. The smaller amount of growth in the second quarter of 2000 was due to a tightening of the Registrant's interest rate spread.

The average balance of loans increased $27,885,000 from the first half of 1999 to the same period in 2000. This loan growth caused interest income from loans to be $1,285,000 higher in 2000 than in 1999. The impact of increased loan volume was offset slightly by lower average balances in investment securities in 2000. Loan growth in 2000 was funded for the most part by time deposits and Federal Home Loan Bank advances. Increased volume from these two funding categories offset approximately 50% of the effect of loan growth. The net increase in net interest income due to volume was $411,000 in the first six months of 2000 compared to the same period in 1999. This reflected the impact of the difference between the rate earned on the asset growth and the rate paid on the liability growth.

Table 1 shows that the net interest income spread was 3.78% for the first six months of 2000, compared to 4.01% for the first half of 1999. The net interest income spread was 3.84% for the first quarter of 2000, so the Registrant's margin decreased in the second quarter of 2000. The decrease in the spread from both the first quarter of 2000 and the first six months of 1999 was due to higher funding costs. The Registrant's average rate on interest-earning assets was 9.05% for the first six months of 2000, compared to 9.03% for the first quarter of 2000 and 8.81% for the first half of 1999. However, the increase in the average cost paid on interest-bearing liabilities was greater than the increase in the rate earned on assets. The average rate on interest-bearing liabilities was 5.27% for the first six months of 2000, compared to 5.19% for the first quarter of 2000 and 4.80% for the first half of 1999. The increase in average rates for both assets and liabilities was primarily due to higher general market interest rates in 2000 than in 1999. The rise in rates affected the Registrant's liabilities more than its assets because more liabilities were available to reprice than assets during the period from July 1, 1999 to June 30, 2000.

Increases in general market interest rates continued to affect the Bank's net interest income in the first and second quarters of 2000. The Federal Reserve Bank's Open Market Committee (the "FOMC") has raised the federal funds interest rate 175 basis points since the end of 1998. This included two increases of 25 basis points each in the first quarter of 2000 and one increase of 50 basis points in the second quarter of 2000. Many banks, including the Registrant, raised their prime lending rates each time that the federal funds rate increased. These increases in lending rates have caused economic signs that some economists believe show that the national economy may be slowing. The Registrant's management believes that there is a high likelihood that the FOMC may refrain from any additional rate increases for the remainder of 2000.

Although the FOMC may not raise the federal funds interest rate in the second half of 2000,

upward pressures on deposit and other funding costs are expected to continue. Steadying rates on interest-earning assets and rising rates on interest-bearing liabilities may cause a continuation of the net interest margin contraction. The Bank's loan officers have adjusted and expect to continue to adjust certain rates on loans in an attempt to maintain the interest margin. Even though loan growth slowed in the second quarter of 2000, the Bank's loan officers plan to emphasize loan growth in the remainder of 2000 to attempt to offset the effect of interest rates. Commercial loans and subprime residential mortgage loans are planned to be two of the loan areas where this growth may occur. The Registrant also plans to strive for more growth in local deposits. Local deposits bear a lower interest rate than national market time certificates and Federal Home Loan Bank advances.

Provision and Allowance for Loan Losses

The allowance for loan losses increased $38,000 from March 31, 2000 to June 30, 2000 and has increased $56,000 since the end of 1999. The allowance was 1.14% of total loans as of June 30, 2000, compared to 1.12% at March 31, 2000, and 1.14% at December 31, 1999. The allowance for loan losses as a percentage of nonperforming loans was 113% as of June 30, 2000, compared to 125% as of March 31, 2000, and 93% as of December 31, 1999. The changes in the percentage coverage of nonperforming loans were due to a $518,000 decrease in nonperforming loans in the first quarter of 2000 and an increase of $196,000 in the second quarter of 2000. The provision for loan losses was $105,000 higher in the first six months of 2000 than in the same period of 1999. The increase was due to net chargeoffs, which were $95,000 higher in the first half of 2000 than in the same period in 1999.

Chargeoffs and recoveries for those loan categories with activity in the periods ended June 30, 2000 and June 30, 1999 were as follows:

	2000		1999
	Chargeoffs	Recoveries	Chargeoffs	Recoveries

Commercial	$89,000	$2,000	$41,000	$13,000
Consumer	241,000	59,000	179,000	33,000

	$330,000	$61,000	$220,000	$46,000

The increase in commercial loan chargeoffs in the first six months of 2000 compared to the same period in 1999 was primarily due to a chargeoff on one commercial loan in the first quarter of 2000. The increase in consumer loan chargeoffs resulted from a higher level of chargeoffs of indirect automobile loans. The Bank's management expects that the amount of chargeoffs that the Bank will experience in the remainder of 2000 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. If the level of growth in the national economy begins to slow as is forecast by certain economists, the Bank may begin to experience higher levels of chargeoffs in both commercial and consumer loans. This factor will affect management's review of the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses may also be affected by sub-prime residential mortgages, which the Bank began to purchase for its portfolio to a limited extent in 1999. The Bank's mortgage lenders believe that sub-prime mortgage purchases may increase in volume in the second half of 2000. The Bank's mortgage department has begun to set aside a higher allowance for the sub-prime mortgage loans than for the loans it originates through normal channels. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 2000, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

Noninterest Income

Total noninterest income increased $80,000 in the second quarter and $138,000 in the first six months of 2000 compared to comparable periods in the prior year. Growth in insurance commission income was the reason for the increases as the operations of InsuranceSource were included in 2000's totals. InsuranceSource was an independent insurance agency purchased by the Insurance Agency in September 1999. Mortgage loans sales and servicing income dropped $15,000 in the second quarter of 2000 and has decreased $65,000 in the first half of 2000 compared to 1999. The level of sales of mortgage loans into the secondary market has been significantly less in 2000 than in the prior year. The Bank's mortgage lenders anticipate that this activity level will increase in the remainder of 2000.

Noninterest Expense

Total noninterest expense increased $144,000 in the second quarter of 2000 and has increased $319,000 in the first six months of 2000 compared to the same periods in 1999. Approximately 40% of the expense growth in the first half of 2000 was due to higher salaries and benefits expense. The increase in salaries and benefits expense was caused by staffing increases due to the purchase of the InsuranceSource agency and general staffing increases and raises. The Bank's management believes that this higher level of salaries and benefits expense will continue through the rest of 2000. The increase in occupancy expense in the first quarter of 2000 was primarily due to depreciation expense from the remodeling of the Bank's main office. This higher level of depreciation expense is expected to continue through the end of 2000. The growth in other noninterest expense was caused by higher levels of legal expense, consulting expense, loan collection expense, and amortization of goodwill.

Securities

The balance of total securities decreased $360,000 in the second quarter of 2000 and has decreased $670,000 since the end of 2000. The decrease was caused by maturities of securities and principal paydowns of mortgage-backed securities. The effect of maturities and paydowns was partially offset by the purchase of a $1,100,000 local municipal bond issue in June 2000. The Bank's investment committee plans to continue its monitoring of the securities portfolio and plans to purchase securities when believed prudent. The Bank used certain of its securities as collateral for repurchase agreements in the first two quarters of 2000 and plans to continue this practice in the remainder of the year. The securities portfolio may also serve as a source of liquidity for deposit needs.

Loans

Total loans decreased $37,000 in the second quarter of 2000 after increasing $4,180,000 in the first quarter. Commercial loans experienced the largest change as growth of $2,897,000 in the first quarter of 2000 was followed by a decrease of $2,354,000 in the second quarter. Commercial loans was affected by two large loan paydowns in the second quarter of 2000. In addition, loan demand slowed from levels experienced in prior quarters. The agricultural loans balance decreased $210,000 in the second quarter of 2000 and has declined $1,245,000 since the end of 1999. The agricultural loans balance usually decreases in the first half of the year due to normal fluctuations in funding needs by agricultural borrowers. Both commercial and agricultural loans have been and are expected to continue to be affected by a high level of competition within the Bank's market areas. Management plans to continue to use its officer calling program to attempt to generate demand for commercial and agricultural loans. Residential real estate mortgage loans grew $1,359,000 in the second quarter of 2000 and have increased $4,023,000 in the first half of 2000. Slightly over one-half of the residential mortgage growth resulted from the purchase of sub-prime mortgages. The level of mortgage activity was lower in the first half of 2000 than the same period of 1999 due to higher interest rates. The Bank's mortgage loan officers anticipate that rates may continue to affect mortgage demand for the remainder of 2000. Consumer loans increased $535,000 in the second quarter of 2000 after decreasing $513,000 in the first quarter. The growth in the second quarter occurred in direct consumer loans. The balance in indirect consumer loans has declined in 2000 as a result of a decision by the Bank's consumer lender to tighten credit standards on indirect automobile loans. This was based on larger than desired chargeoff levels

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of June 30, 2000 and December 31, 1999 were as follows:

	June 30, 2000	December 31, 1999

Loans accounted for on a nonaccrual basis	$1,260,000	$1,322,000
Loans, not included in nonaccrual loans, which are
contractually past due 90 days or more as to
interest or principal payments	411,000	667,000
Loans, not included in nonaccrual or loans past due
90 days or more, which are considered troubled
debt restructurings	61,000	60,000

Total	$1,732,000	$2,049,000

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $1,080,000 as of June 30, 2000, compared to $3,672,000 as of March 31, 2000 and $3,702,000 as of December 31, 1999. Approximately $1,600,000 of the decrease from March 31, 2000 to June 30, 2000 was due to one loan removed from the list due to an improvement in the borrower's financial condition. No portion of the allowance for loan losses had been specifically allocated to these loans at June 30, 2000. However, the allowance for loan losses that has not been specifically allocated to individual loans is available for these potential problem loans.

Deposits and Other Funding Sources

Total deposits increased $1,038,000 in the second quarter of 2000 after growing $5,279,000 in the first quarter. The slowdown in growth was caused by time deposits. Time deposits decreased $1,255,000 in the second quarter of 2000 compared to an increase of $5,788,000 in the first quarter. Interest rate promotions for local market time deposits and $2,681,000 growth in national market time deposits comprised the growth in the first quarter of 2000 and did not recur to the same extent in the second quarter. The balance of interest-bearing demand deposits increased $2,819,000 in the second quarter of 2000. This resulted from management's emphasis on growth in this account type. Management plans to continue to emphasize growth in deposits obtained from the Bank's local market areas. If local market deposit growth is insufficient to support loan growth in the remainder of 2000, management anticipates that it will continue to use national market time deposits and Federal Home Loan Bank advances to supplement the core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $244,000 in the second quarter of 2000 and has grown $447,000 since the end of 1999. Equity growth resulted from retained earnings and $118,000 received from the issuance of common stock. This was offset by $91,000 of the Registrant's common stock purchased by the Bank's 401(k) savings and employee stock ownership plan, $30,000 used to repurchase the Registrant's common stock, and a $30,000 decrease in the balance of accumulated other comprehensive income.

Total shareholders' equity as a percentage of assets was 8.82% as of June 30, 2000, compared to 8.66% as of March 31, 2000 and 8.75% as of December 31, 1999. The small increase in the equity ratio resulted from the combination of equity growth and asset shrinkage in the second quarter of 2000. This was in contrast to the first quarter of 2000 when assets grew more than shareholders' equity. A declining equity to assets ratio corresponds with management's plans to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at June 30, 2000.

Capital Resources

The Bank completed the remodeling of its main office in February 2000. A new drive-up teller addition is planned for the Bank's Plainfield Avenue office. Management estimates the addition will cost between $150,000 and $200,000. Management is investigating the possibility of moving the Bank's Alpine Office to a new location. Costs for the Alpine Office may range from $50,000 to $100,000. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents decreased $151,000 in the second quarter of 2000 and has declined $209,000 since the end of 1999. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis (the "FHLB"). The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $25,000,000 to $30,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances. The FHLB issued proposed regulations in March 2000 that would allow certain commercial and agricultural loans to be used as collateral for advances from the FHLB. These regulations would expand the Bank's ability to borrow from the FHLB and would provide additional liquidity.

Interest rate sensitivity is monitored by the Bank's Asset/Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to immediate 200 basis point increases and decreases in interest rates and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2000 caused net income to increase 14.6% if rates increased and to decrease 17.7% if rates decreased. The market value of shareholders' equity increased 1.4% of total assets if interest rates decreased. An increase in interest rates caused an insignificant change in the value of shareholders' equity. The Committee will continue to monitor the effect of changes in interest rates on the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 19, 2000, the Registrant issued 573 shares of common stock, without par value ("Common Stock"), to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $14,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

On April 27, 2000, the Registrant's shareholders approved an amendment to the Registrant's Restated Articles of Incorporation increasing the number of authorized shares of Common Stock from 2,000,000 to 4,000,000 shares.

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

On May 30, 2000, the Registrant issued 3,768 shares of Common Stock to the Bank's 401(k) Savings and Retirement Plan for an aggregate cash price of $93,000. The Registrant relied on the exemption contained in Section 4(2) of the Securities Act of 1933 in connection with this sale.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 2000, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve for three-year terms to expire at the Annual Meeting to be held in the year 2003:

	Votes for	Votes Withheld	Broker Non-Votes
William F. Cutler, Jr.	883,060	2,748	--
Paul L. Johnson	860,481	25,327	--
Andrew W. Zamiara	885,359	449	--

Directors Frank G. Berris, Lawrence D. Bradford, Lewis G. Emmons and Stuart Goodfellow are serving terms of office that continue until the 2001 Annual Meeting. The terms of directors Jae M. Maxfield, Jon E. Pike and Linda R. Pitsch continue through the 2002 Annual Meeting.

At the 2000 Annual Meeting, the shareholders approved and adopted an amendment to the Restated Articles of Incorporation. The Restated Articles of Incorporation were amended to increase the authorized shares of the Registrant's common stock from 2,000,000 shares to 4,000,000 shares. A total of 882,488 shares were voted for the proposal, 3,024 shares were voted against the proposal, 296 shares abstained from voting and there were 0 broker non-votes.

At the 2000 Annual Meeting, the shareholders also approved the Amended and Restated Executive Stock Incentive Plan. A total of 695,848 shares were voted for the proposal, 21,745 shares were voted against the proposal, 7,898 shares abstained from voting and there were 0 broker non-votes.

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

10.1

Amended and Restated Executive Stock Incentive Plan. Previously filed as an Appendix to the Registrant's Definitive Proxy Statement for its April 27, 2000 Annual Meeting of Shareholders. Here incorporated by reference.

27	Financial Data Schedule.

2.	Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date August 14, 2000	/s/Jae M. Maxfield Jae M. Maxfield President and Chief Executive Officer

Date August 14, 2000	/s/Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

10.1

Amended and Restated Executive Stock Incentive Plan. Previously filed as an Appendix to the Registrant's Definitive Proxy Statement for its April 27, 2000 Annual Meeting of Shareholders. Here incorporated by reference.

27	Financial Data Schedule.