Form 10-Q
period 2000-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2000-11-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

Indicated by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

As of October 31, 2000, the Registrant had outstanding 1,385,435 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income and Comprehensive Income	4

	Consolidated Statements of Changes in Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-23

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	23

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
Assets
Cash and due from banks	$4,925,000	$3,998,000
Securities available for sale	14,566,000	15,243,000
Loans, net	171,654,000	166,073,000
Premises and equipment, net	5,104,000	4,914,000
Other assets	3,156,000	2,879,000

Total assets	$199,405,000	$193,107,000

Liabilities
Deposits - noninterest bearing	$13,501,000	$14,701,000
Deposits - interest bearing	120,991,000	112,852,000
Federal funds purchased and repurchase agreements	7,977,000	9,527,000
Other liabilities	2,452,000	2,140,000
Federal Home Loan Bank advances	36,842,000	36,999,000

Total liabilities	181,763,000	176,219,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	--	--
Common stock; shares authorized: 4,000,000; shares
outstanding: 1,386,239 at September 30, 2000 and
1,382,989 at December 31, 1999	13,332,000	13,264,000
Unallocated shares held by 401(k) and employee
stock ownership plan	(91,000)	--
Retained earnings	4,398,000	3,677,000
Accumulated other comprehensive income	3,000	(53,000)

Total shareholders' equity	17,642,000	16,888,000

Total liabilities and shareholders' equity	$199,405,000	$193,107,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Interest income
Loans, including fees	$4,104,000	$3,491,000	$11,907,000	$9,979,000
Securities
Taxable	114,000	155,000	360,000	467,000
Nontaxable	105,000	93,000	293,000	292,000
Other	1,000	--	2,000	1,000

Total interest income	4,324,000	3,739,000	12,562,000	10,739,000

Interest expense
Deposits	1,575,000	1,207,000	4,404,000	3,571,000
Short-term borrowings	88,000	116,000	329,000	233,000
Federal Home Loan Bank
Advances	610,000	421,000	1,792,000	1,227,000
Long-term debt	3,000	5,000	11,000	27,000

Total interest expense	2,276,000	1,749,000	6,536,000	5,058,000

Net interest income	2,048,000	1,990,000	6,026,000	5,681,000
Provision for loan losses	225,000	130,000	550,000	350,000

Net interest income after
provision for loan losses	1,823,000	1,860,000	5,476,000	5,331,000

Noninterest income
Customer service fees	153,000	191,000	439,000	447,000
Gains on sales of securities	--	4,000	--	4,000
Insurance commission income	340,000	241,000	946,000	696,000
Mortgage loan sales
and servicing	46,000	25,000	119,000	163,000
Other income	69,000	12,000	209,000	130,000

Total noninterest income	608,000	473,000	1,713,000	1,440,000

Noninterest expense
Salaries and benefits	864,000	800,000	2,517,000	2,322,000
Occupancy expense	346,000	338,000	980,000	907,000
Computer service expense	46,000	48,000	138,000	140,000
Other expense	455,000	436,000	1,446,000	1,304,000

Total noninterest expense	1,711,000	1,622,000	5,081,000	4,673,000

Income before income tax	720,000	711,000	2,108,000	2,098,000
Income tax expense	233,000	224,000	655,000	655,000

Net income	$487,000	$487,000	$1,453,000	$1,443,000

Comprehensive income	$573,000	$450,000	$1,509,000	$1,186,000

Basic and diluted earnings
per share	$.35	$.35	$1.05	$1.04

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 1999	$11,824,000	$--	$4,070,000	$247,000	$16,141,000

Comprehensive income
Net income			1,443,000		1,443,000
Change in unrealized
gains and losses, net
of taxes and
reclassification
adjustments				(257,000)	(257,000)

Total comprehensive
income					1,186,000

5% stock dividend paid in
June 1999	1,430,000		(1,436,000)		(6,000)
607 shares of stock
repurchased for employee
benefit plans, stock
dividends, and other	(16,000)				(16,000)
4,807 shares of stock issued
to employee benefit plans
and other	125,000				125,000
Cash dividends			(677,000)		(677,000)

Balance, September 30, 1999	$13,363,000	$--	$3,400,000	$(10,000)	$16,753,000

Balance, January 1, 2000	$13,264,000	$--	$3,677,000	$(53,000)	$16,888,000

Comprehensive income
Net income			1,453,000		1,453,000
Change in unrealized
gains and losses, net				56,000	56,000

Total comprehensive
income					1,509,000

Five-for-four stock split paid
in May 2000	(4,000)				(4,000)
3,063 shares of stock
repurchased for employee
benefit plans, stock
dividends, and other	(58,000)				(58,000)
5,319 shares of stock issued
to employee benefit plans
and other	130,000				130,000
3,700 shares of stock
purchased by 401(k) and
employee stock ownership
plan		(91,000)			(91,000)
Cash dividends			(732,000)		(732,000)

Balance, September 30, 2000	$13,332,000	$(91,000)	$4,398,000	$3,000	$17,642,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities
Net income	$1,453,000	$1,443,000
Reconciling items:
Gains on sales of securities	--	(4,000)
Net amortization on securities	34,000	105,000
Net gain on sales of loans	(69,000)	(88,000)
Loans originated for sale	(4,813,000)	(5,850,000)
Proceeds from loan sales	4,414,000	7,262,000
Provision for loan losses	550,000	350,000
Depreciation	516,000	481,000
Other non-cash charges and credits	91,000	(23,000)
Deferred income tax expense/(benefit)	93,000	(23,000)
Changes in assets and liabilities:
Interest receivable and other assets	(454,000)	(176,000)
Interest payable and other liabilities	349,000	53,000

Net cash provided by operating activities	2,164,000	3,530,000

Cash flows from investing activities
Securities available for sale:
Purchases	(1,115,000)	(1,405,000)
Sales proceeds	--	270,000
Principal payments	1,857,000	3,400,000
Net change in loans	(5,686,000)	(19,952,000)
Loans sold	--	892,000
Purchase of insurance agency	(27,000)	(74,000)
Premises and equipment expenditures, net	(706,000)	(994,000)

Net cash used in investing activities	(5,677,000)	(17,863,000)

Cash flows from financing activities
Net change in deposits	6,939,000	4,091,000
Net change in short-term borrowings	(1,550,000)	8,447,000
Proceeds from Federal Home Loan Bank advances	5,000,000	3,000,000
Payments on Federal Home Loan Bank advances	(5,157,000)	(1,024,000)
Payments on long-term debt	(37,000)	(346,000)
Issuance of common stock	130,000	125,000
Repurchase of common stock	(150,000)	(16,000)
Cash dividends and fractional shares from stock
dividends	(735,000)	(683,000)

Net cash provided by financing activities	4,440,000	13,594,000

Net change in cash and cash equivalents	927,000	(739,000)
Beginning cash and cash equivalents	3,998,000	5,055,000

Ending cash and cash equivalents	$4,925,000	$4,316,000

Cash paid for interest	$6,489,000	$5,015,000
Cash paid for income taxes	$660,000	$650,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999, the Consolidated Statements of Income and Comprehensive Income for the three- and nine-month periods ended September 30, 2000 and September 30, 1999, and the Consolidated Statements of Changes in Shareholders' Equity and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and September 30, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

A total of 1,551 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $37,000 under the terms of the Directors' Stock Purchase Plan in the first three quarters of 2000. A total of 3,063 shares were repurchased from shareholders in the first nine months of 2000. The Registrant sold 3,768 shares of common stock to the Registrant's 401(k) savings and retirement plan in the second quarter of 2000.

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

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

	Nine Months ended September 30,
	2000	1999

Balance at beginning of period	$1,907,000	$1,851,000

Provision charged to expense	550,000	350,000
Recoveries credited to the allowance	86,000	62,000
Loans charged-off	(742,000)	(351,000)

Balance at end of period	$1,801,000	$1,912,000

Information regarding impaired loans as of September 30, 2000 and December 31, 1999 follows:

	September 30, 2000	December 31, 1999

Loans with no allowance allocated	$823,000	$463,000
Loans with allowance allocated	--	434,000
Amount of allowance for loan losses allocated	--	214,000

Information regarding impaired loans follows:

	Nine Months ended September 30,
	2000	1999

Average balance during the period	$1,106,000	$1,323,000
Interest income recognized thereon	70,000	56,000
Cash basis interest income recognized	66,000	44,000

NOTE 3 - EMPLOYEE STOCK OWNERSHIP PLAN

The Registrant maintains a 401(k) savings and employee stock ownership plan (the "Plan") for the benefit of substantially all employees. The Plan borrowed approximately $91,000 from the Bank in April 2000 to purchase 3,700 shares of the Registrant's common stock at $24.50 per share. The loan is collateralized by the shares of the Registrant's stock. Loan payments will be funded from contributions to the Plan and from cash dividends received on the Registrant's stock. As the Plan makes payments on the loan, a portion of the stock owned by the Plan will be allocated among Plan participants. The amount of unallocated shares of stock is shown as a reduction to shareholders' equity in the consolidated balance sheets.

NOTE 4 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Basic Earnings Per Share
Net income available to common
shareholders	$487,000	$487,000	$1,453,000	$1,443,000

Weighted average common
shares outstanding for basic
earnings per share	1,387,037	1,387,414	1,385,407	1,384,744

Basic earnings per share	$.35	$.35	$1.05	$1.04

Diluted Earnings Per Share
Net income available to common
shareholders	$487,000	$487,000	$1,453,000	$1,443,000

Weighted average common
shares outstanding for basic
earnings per share	1,387,037	1,387,414	1,385,407	1,384,744
Plus dilutive effect of assumed
exercise of stock options	1,899	2,320	2,491	2,177

Weighted average common and
potentially dilutive common
shares outstanding	1,388,936	1,389,734	1,387,898	1,386,921

Diluted earnings per share	$.35	$.35	$1.05	$1.04

NOTE 5 - ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), subsequently amended by SFAS No. 137 and 138, which the Registrant is required to implement effective January 1, 2001. SFAS 133 will require the Registrant to record all derivatives on the balance sheet at fair value. The Registrant's management does not believe the effect of implementing SFAS 133 will have a material impact on its financial position.

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

Forward-Looking Statements

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "may," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, changes in policy or strategy that may come from the Registrant's new President and Chief Executive Officer, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income in the third quarter of 2000 was equal to the net income in the same period in 1999. Net income in the first nine months of 2000 was $1,453,000, which represented a $10,000 or 1% increase over the same period in the prior year. As in the first two quarters of 2000, the positive impact upon net income of higher net interest income and noninterest income was offset by growth in both the provision for loan losses and noninterest expense.

The increase in net interest income in 2000 was due to growth in average interest-earning assets. The growth in interest-earning assets was caused by loan growth in late 1999 and early 2000. The effect of growth in interest-earning assets was partially offset by an increase in interest expense due to both growth in interest-bearing liabilities and higher interest rates. The higher level of noninterest income in 2000 resulted primarily from the purchase of an insurance agency in September 1999. The provision for loan losses was higher in both the third quarter and first nine months of 2000 compared to comparable periods in 1999. The increased provision was caused by a higher level of loan charge-offs experienced in 2000 than in 1999. The growth in noninterest expense in both the third quarter and the first nine months of 2000 was due to salaries and benefits paid to new insurance personnel and the Bank's new wholesale mortgage department, higher occupancy expense due to remodeling at the Bank's main office, and general growth in other expenses.

The return on average assets was .99% for the first nine months of 2000, compared to 1.12% for the same period in 1999. The return on average shareholders' equity was 11.23% for the first three quarters of 2000, compared to 11.70% for the comparable period of the prior year.

Cash and Stock Dividends

Cash dividends declared in the third quarter of 2000 were $250,000, or $.18 per common share, which represented a $.01 per share or 6% increase compared to the dividend paid in the same period of the prior year. The cash dividends paid in the first nine months of 2000 were $732,000 or $.53 per share, which was $.04 or 8% greater than the dividends paid in the same period in 1999. Dividends per share have been adjusted for the five-for-four stock split in 2000 and the 5% stock dividend in 1999. The cash dividend payout percentage in the first nine months of 2000 was 50%, compared to 46% in the same period of 1999. The Registrant's Board of Directors declared a conditional five-for-four stock split on the Registrant's common stock on February 16, 2000. The stock split caused one additional share of common stock to be issued for each four shares outstanding. The stock split, which was payable to shareholders of record as of April 27, 2000, was paid on May 22, 2000. The stock split was conditioned upon and subject to approval by the Registrant's shareholders at the April 27, 2000, annual meeting of a proposed amendment to the Registrant's Restated Articles of Incorporation to increase the authorized common stock of the Registrant from 2,000,000 shares to 4,000,000 shares. The amendment to increase the authorized common stock was approved by a vote of the Registrant's shareholders at the April 27, 2000 annual meeting. The Registrant also declared a 5% stock dividend in April 1999.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2000 and September 30, 1999. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates

	For the Nine Months Ended September 30,
	2000			1999
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in Thousands)
Assets
Loans (1)	$170,842	$11,919	9.30%	$145,206	$9,990	9.17%
Taxable securities (2)	6,701	360	7.15	10,689	467	5.84
Nontaxable securities (1)(2)	7,750	444	7.53	8,075	443	7.49
Other	91	2	2.93	92	1	1.45

Interest-earning assets	185,384	12,725	9.15	164,062	10,901	8.86
Noninterest-earning assets	11,487			9,386

Total assets	$196,871			$173,448

Liabilities and shareholders' equity
Interest-bearing transaction
accounts	$26,204	673	3.42	$25,742	576	2.98
Savings deposits	7,874	70	1.19	8,598	75	1.16
Time deposits	83,637	3,661	5.84	72,345	2,920	5.38
Federal Home Loan Bank advances	36,943	1,792	6.47	26,501	1,227	6.17
Other	7,957	340	5.70	7,271	260	4.77

Interest-bearing liabilities	162,615	6,536	5.36	140,457	5,058	4.80
Demand deposits	14,713			15,127
Other noninterest-bearing liabilities	2,258			1,382
Shareholders' equity	17,285			16,482

Total liabilities and
shareholders' equity	$196,871			$173,448

Net interest income (tax-equivalent
basis) - interest spread		6,189	3.79%		5,843	4.06%

Tax equivalent adjustment (1)		(163)			(162)

Net interest income		$6,026			$5,681

Net interest income as a percentage
of earning assets (tax-equivalent
basis)			4.45%			4.75%

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income

	Nine Months Ended September 30,
	2000 Over 1999
	Total	Volume	Rate
	(Dollars in Thousands)

Increase (decrease) in interest income (1)
Loans (2)	$1,929	$1,783	$146
Taxable securities	(107)	(192)	85
Nontaxable securities (2)	1	(1)	2
Other	1	--	1

Net change in tax-equivalent income	1,824	1,590	234

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	97	10	87
Savings deposits	(5)	(7)	2
Time deposits	741	480	261
Federal Home Loan Bank advances	565	503	62
Other	80	26	54

Net change in interest expense	1,478	1,012	466

Net change in tax-equivalent
net interest income	$346	$578	$(232)

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $346,000 in the first nine months of 2000 compared to the same period in 1999. The level of growth has slowed from $199,000 in the first quarter of 2000 to $83,000 in the second quarter and $64,000 in the third quarter of 2000 compared to comparable periods in 1999. This trend reflects the tightening of the Registrant's interest rate spread that has occurred in 2000.

The average balance of loans increased $25,636,000 from the first nine months of 1999 to the same period in 2000. This loan growth caused interest income from loans to be $1,929,000 higher in 2000 than in 1999. The impact of increased loan volume was offset slightly by lower average balances in investment securities in 2000. Loan growth in 2000 was funded for the most part by time deposits and Federal Home Loan Bank advances. Increased interest expense from the higher volume in these two funding categories in 2000 offset approximately two-thirds of the effect of loan growth. The net increase in net interest income due to volume was $578,000 in the first nine months of 2000 compared to the same period in 1999. This reflected the impact of the difference between the rate earned on the asset growth and the rate paid on the liability growth.

Table 1 shows that the net interest income spread was 3.79% for the first nine months of 2000, compared to 4.06% for the first nine months of 1999. The net interest income spread was 3.84% for the first quarter of 2000 and 3.78% for the first six months of 2000. This indicates that the net interest income spread stabilized in the third quarter of 2000 after decreasing in the second quarter. The Registrant's net interest margin continued to be affected by a higher funding cost in the first three quarters of 2000. The Registrant's average rate on interest-earning assets was 9.15% for the first nine months of 2000, compared to 9.05% for the first two quarters of 2000 and 8.86% for the first nine months of 1999. However, the increase in the average cost paid on interest-bearing liabilities has exceeded the growth in the asset rate in 2000. The average rate paid on interest-bearing liabilities was 5.36% in the first nine months of 2000, compared to 5.27% for the first two quarters of 2000 and 4.80% for the first nine months of 1999. The increase in average rates for both assets and liabilities was primarily due to higher general market interest rates in 2000 than in 1999. The rise in interest rates affected the Registrant's liabilities more than its assets because more liabilities were available to reprice than assets during 1999 and the first three quarters of 2000.

Increases in general market interest rates affected the Bank's net interest income in the first and second quarters of 2000. The Federal Reserve Bank's Open Market Committee (the "FOMC") raised the federal funds interest rate 175 basis points since the end of 1998. This included two increases of 25 basis points each in the first quarter of 2000 and one increase of 50 basis points in the second quarter of 2000. Many banks, including the Bank, raised their prime lending rates each time that the federal funds rate increased. These increases in lending rates have caused economic signs that some economists believe show that the national economy may be slowing. The FOMC has not raised interest rates since May 2000 and the Registrant's management believes that there is a reasonable likelihood that the FOMC may refrain from any rate changes for the remainder of 2000.

Although the FOMC has not raised the federal funds interest rate since May 2000, upward pressures on deposit and other funding costs continued in the third quarter of 2000 and are expected to continue through the end of the year. Steadying rates on interest-earning assets and rising rates on interest-bearing liabilities have caused a continuation of the net interest margin contraction. The Bank's loan officers have adjusted and expect to continue to adjust certain rates on loans in an attempt to maintain the interest margin. Although loan growth slowed in the second and third quarters of 2000, the Bank's loan officers plan to emphasize loan growth in the remainder of 2000 to attempt to offset the effect of interest rates. Commercial loans are planned to be one of the loan areas where this growth may occur. The Registrant also plans to strive for more growth in local deposits. Local deposits bear a lower interest rate than national market time certificates and Federal Home Loan Bank advances.

Provision and Allowance for Loan Losses

The allowance for loan losses decreased $162,000 from June 30, 2000 to September 30, 2000 and has decreased $106,000 since the end of 1999. The allowance was 1.04% of total loans as of September 30, 2000, compared to 1.14% at June 30, 2000, and 1.14% at December 31, 1999. The allowance for loan losses as a percentage of nonperforming loans was 134% as of September 30, 2000, compared to 113% as of June 30, 2000, and 93% as of December 31, 1999. The increases in the percentage coverage of nonperforming loans were due to a decrease in the dollar level of nonperforming loans from $2,054,000 at December 31, 1999 to $1,732,000 at June 30, 2000 and $1,348,000 at September 30, 2000. The provision for loan losses was $200,000 higher in the first nine months of 2000 than in the same period in 1999. The increase was due to a higher level of chargeoffs in 2000 than in 1999. The Bank's management believes that the decrease in the dollar amount of the allowance for loan losses in the third quarter of 2000 was reasonable due to chargeoffs in the third quarter. Chargeoffs of two commercial loans and one construction real estate mortgage loan totaled $230,000 in the third quarter of 2000. Specific allowances of $275,000 had been set aside for the three loans as of June 30, 2000.

Chargeoffs and recoveries for those loan categories with activity in the periods ended September 30, 2000 and September 30, 1999 were as follows:

	2000		1999
	Chargeoffs	Recoveries	Chargeoffs	Recoveries

Commercial	$219,000	$2,000	$98,000	$13,000
Consumer	423,000	84,000	253,000	49,000
Real estate mortgage -
construction	100,000	--	--	--

	$742,000	$86,000	$351,000	$62,000

The increase in commercial loan chargeoffs in the first nine months of 2000 compared to the same period in 1999 was primarily due to chargeoffs on two commercial loans in the third quarter of 2000. The increase in consumer loan chargeoffs resulted from a higher level of chargeoffs of both direct loans and indirect automobile loans. The chargeoff in construction real estate mortgage loans in 2000 was related to one borrower. The Bank's loan management has reviewed those loan types and lines of business where chargeoffs occurred in 2000. The Bank's loan management has tightened credit standards in some cases and plans to continue to monitor the loan portfolio.

The Bank's management expects that the amount of chargeoffs that the Bank will experience in the remainder of 2000 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and on many other economic factors. If the level of growth in the national economy begins to slow as is forecast by certain economists, the Bank may continue to experience higher levels of chargeoffs in both commercial and consumer loans. This factor will affect management's review of the adequacy of the allowance for loan losses. The adequacy of the allowance for loan losses may also be affected by nonconforming residential mortgages, which the Bank has purchased for its portfolio to a limited extent in 1999 and 2000. The Bank's mortgage department has begun to set aside a higher allowance for the nonconforming mortgage loans than for the loans it originates through normal channels. As chargeoffs, changes in the level of nonperforming loans and loan growth occur in the remainder of 2000, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed necessary.

Noninterest Income

Total noninterest income increased $135,000 in the third quarter and $273,000 in the first nine months of 2000 compared to comparable periods in the prior year. Growth in insurance commission income was the primary reason for the increases as the operations of InsuranceSource were included in 2000's totals. InsuranceSource was an independent insurance agency purchased by the Insurance Agency in September 1999. Mortgage loan sales and servicing income increased $21,000 in the third quarter of 2000 compared to the same quarter in 1999. This was in contrast to a decrease of $65,000 in the first half of 2000. The level of sales of mortgage loans, though still below last year's levels for the first nine months of 2000, began to increase in the third quarter of 2000. The Bank's mortgage lenders believe that a decline in mortgage rates in recent months may help to support the increased loan level through the end of 2000.

Noninterest Expense

Total noninterest expense increased $89,000 in the third quarter of 2000 and has increased $408,000 in the first nine months of 2000 compared to the same periods in 1999. The level of expense growth has slowed during 2000 as the $89,000 increase in the third quarter followed increases of $144,000 in the second quarter and $175,000 in the first quarter of 2000.

Approximately one-half of the expense growth in the first nine months of 2000 was due to higher salaries and benefits expense. The increase in salaries and benefits expense was caused by staffing increases due to the purchase of the InsuranceSource Agency and general staffing increases and raises. The Bank's management believes that the growth in salaries and benefits expense may begin to slow in the last quarter of 2000 since the InsuranceSource Agency was purchased on September 1, 1999 and its operations have been included since that date. The increase in occupancy expense in the first nine months of 2000 was due primarily to costs related to fixed asset additions in both 1999 and 2000. The growth in other noninterest expense was caused by higher levels of legal and professional fees, consulting expense, loan collection expense, and amortization of goodwill.

Securities

The balance of total securities decreased $7,000 in the third quarter of 2000 and has decreased $677,000 since the end of 1999. The decrease was caused by maturities of securities and principal paydowns of mortgage-backed securities. The effect of maturities and paydowns was partially offset by the purchase of a $1,100,000 local municipal bond issue in June 2000. The Bank's investment committee plans to continue its monitoring of the securities portfolio and plans to purchase securities when believed prudent. The Bank used certain of its securities as collateral for repurchase agreements in the first three quarters of 2000 and plans to continue this practice in the remainder of the year. The securities portfolio may also serve as a source of liquidity for deposit needs.

Loans

Total loans increased $1,332,000 in the third quarter of 2000 after growing $4,143,000 in the first two quarters of 2000. The growth in the third quarter was in contrast to a $37,000 decline in total loans that occurred in 2000's second quarter. The main reason for the increase in growth in the third quarter was a change in the balance of commercial loans. Commercial loans increased $919,000 in the third quarter of 2000 compared to a decrease of $2,354,000 in the second quarter. Commercial loans were affected by some large loan paydowns in the second quarter of 2000. The level of commercial loan growth has also been affected in 2000 by changes in the Registrant's commercial loan officers. The agricultural loans balance decreased $324,000 in the third quarter of 2000 and has declined $1,569,000 since the end of 1999. The agricultural loans balance normally decreases during the first three quarters of the year and increases in the fourth quarter when agricultural loan borrowers need funds for operations. Both commercial and agricultural loans have been and are expected to continue to be affected by a high level of competition within the Bank's market areas. Management plans to continue to use its officer calling program to attempt to generate demand for commercial and agricultural loans.

Construction real estate mortgage loans increased $941,000 in the third quarter of 2000 and have grown $1,741,000 in the first three quarters of 2000. Growth in this loan type has occurred as a result of the Registrant's mortgage loan department providing construction loan servicing for an outside mortgage company. Residential real estate mortgage loans grew $125,000 in the third quarter of 2000 after increasing $1,359,000 and $2,664,000 in the second and first quarters of 2000, respectively. The slowdown in residential mortgage growth has been caused by relatively high interest rates. Mortgage rates declined slightly in the third quarter of 2000. The Registrant's mortgage lenders believe that this may begin to stimulate demand in this area. Consumer loans decreased $328,000 in the third quarter of 2000 and have declined $307,000 since December 31, 1999. The lack of growth in 2000 has been primarily due to decreased activity in indirect automobile lending. The Registrant's consumer lender has tightened credit standards on indirect automobile loans due to larger than desired chargeoff levels in this loan type.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of the three nonperforming categories as of September 30, 2000 and December 31, 1999 were as follows:

	September 30, 2000	December 31, 1999

Loans accounted for on a nonaccrual basis	$582,000	$1,322,000
Loans, not included in nonaccrual loans, which are
contractually past due 90 days or more as to
interest or principal payments	460,000	667,000
Loans, not included in nonaccrual or loans past due
90 days or more, which are considered troubled
debt restructurings	165,000	60,000

Total nonperforming loans	1,207,000	2,049,000
Other nonperforming assets - other real estate	141,000	--

Total nonperforming assets	$1,348,000	$2,049,000

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $1,438,000 as of September 30, 2000, compared to $1,080,000 as of June 30, 2000 and $3,702,000 as of December 31, 1999. The increase that occurred from June 30, 2000 to September 30, 2000 was primarily due to one loan that was added to the list. Approximately $12,000 of the allowance for loan losses had been specifically allocated to these loans at September 30, 2000. However, the allowance for loan losses that has not been specifically allocated to individual loans is available for these potential problem loans.

Deposits and Other Funding Sources

Total deposits increased $622,000 in the third quarter of 2000 after growing $1,038,000 in the second quarter and $5,279,000 in the first quarter of 2000. The trend of deposit growth during 2000 has been caused by a slowdown in deposits obtained from the Registrant's local market areas. Deposits obtained from the Registrant's local market areas decreased $835,000 in the third quarter of 2000 after increasing $1,144,000 and $2,233,000 in the second and first quarters of 2000, respectively. Noninterest-bearing demand deposits declined $1,408,000 in the third quarter of 2000 and have decreased $1,200,000 since December 31, 1999. The Registrant's management believes that this decrease has been caused by the high level of competition for this deposit product. Interest-bearing demand deposits declined $737,000 in the third quarter of 2000 and have grown $589,000 since the end of 1999. Most of the increase in 2000 has occurred in higher interest rate types of demand accounts. Time deposits from the Registrant's local market areas increased $995,000 in the third quarter of 2000 and have grown $2,854,000 in the first three quarters of 2000. Interest rate promotions in the local markets have been the main cause for the increased balance. National market time deposits grew $1,458,000 in the third quarter of 2000 and have increased $4,132,000 since the end of the prior year. National market time deposits have been used to supplement local deposits in 2000 when local deposit growth has been insufficient to support loan growth. The Registrant's management believes that it will continue to use national market time deposits and Federal Home Loan Bank advances in the future to help provide funds for loan growth.

Shareholders' Equity

Total shareholders' equity increased $307,000 in the third quarter of 2000 and has grown $754,000 since the end of 1999. Equity growth resulted from retained earnings, $130,000 received from the issuance of common stock, and a $56,000 increase in the balance of accumulated other comprehensive income. This was offset by $91,000 of the Registrant's common stock purchased by the Registrant's 401(k) savings and employee stock ownership plan and $58,000 used to repurchase the Registrant's common stock.

Total shareholders' equity as a percentage of assets was 8.84% as of September 30, 2000, compared to 8.82% as of June 30, 2000 and 8.75% as of December 31, 1999. The equity ratio has not changed significantly in 2000 as equity and assets have grown at approximately the same pace. The Bank's management plans to continue to try to decrease the equity to assets ratio to more effectively use shareholders' equity by leveraging it through asset growth. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at September 30, 2000.

Capital Resources

The Bank completed a new drive-up teller addition for the Bank's Plainfield Avenue office in September. The Bank's management moved the Bank's Alpine Office to a new location in

October 2000. Costs for the Alpine Office are expected to range from $150,000 to $200,000. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents increased $1,136,000 in the third quarter of 2000 and has grown $927,000 since the end of 1999. The Registrant's management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds that can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis (the "FHLB"). The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $25,000,000 to $30,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances. The FHLB issued proposed regulations in March 2000 that would allow certain commercial and agricultural loans to be used as collateral for advances from the FHLB. These regulations would expand the Bank's ability to borrow from the FHLB and would provide additional liquidity. The FHLB in Indianapolis, Indiana has indicated that the expanded collateral rules may be in place by the first quarter of 2001.

Interest rate sensitivity is monitored by the Bank's Asset/Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to immediate 200 basis point increases and decreases in interest rates and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2000 caused net income to decrease 2.8% if rates increased and to decrease 3.2% if rates decreased. An insignificant change in the market value of shareholders' equity occurred if interest rates increased or decreased. An increase in interest rates caused an insignificant change in the value of shareholders' equity. The Committee will continue to monitor the effect of changes in interest rates on the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On July 28, 2000, the Registrant issued 603 shares of common stock, without par value ("Common Stock"), to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $12,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 6.  Exhibits and Reports on Form 8-K.

1.	Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2000. Here incorporated by reference.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

27	Financial Data Schedule.

2.

Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 2000. However, a report on Form 8-K was filed on November 8, 2000. This filing was made under Item 9, Regulation FD Disclosure, and addressed the appointment of a new President and Chief Executive Officer for the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date November 13, 2000	/s/Jon E. Pike Jon E. Pike Chairman of the Board

Date November 13, 2000	/s/Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2000. Here incorporated by reference.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

27	Financial Data Schedule.