Form 10-K405
period 2000-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2001-03-30
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
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

Securities Registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X      No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

As of February 28, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $20,286,000. This amount is based on the average of the bid and asked price of $14.63 per share for the registrant's stock as of such date.

As of February 28, 2001, the registrant had outstanding 1,387,102 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 8 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000.

Part III, Items 10 through 13 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held May 1, 2001.

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Registrant itself. Words such as "anticipates," "believes," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "may," "could," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1.  Business

General

ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2000, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective August 1, 1997, the Bank acquired all of the outstanding common stock of ChoiceOne Travel, Inc. (formerly Alpine Travel, Inc.), a travel agency with one location in Comstock Park, Michigan (the "Travel Agency").

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 83% of total revenues in 2000, 82% in 1999, and 80% in 1998. Interest on investment securities accounted for 5% of total revenues in 2000, 6% in 1999, and 7% in 1998.

The Consolidated Financial Statements incorporated by reference in Part II, Item 8 contain information concerning the financial position and results of operations of the Registrant.

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

The Bank is chartered under state law and is subject to regulation by the Office of Financial and Insurance Services of the Michigan Department of Consumer and Industry Services. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank became a member of the Federal Home Loan Bank system in March 1993. This provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

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

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:

•	repeals the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

creates a new "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be defined by regulation, are also authorized for financial holding companies.

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

Although the GLB Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, certain details of implementing the changes authorized by the GLB Act will be the subject of regulations to be adopted in the future by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

Bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law. Banks may also establish interstate branch networks through acquisitions of other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

Michigan permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Office of Financial and Insurance Services, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

Employees

As of February 28, 2001, the Bank employed 69 full-time equivalent employees (FTE's); the Insurance Agency employed 14 FTE's and the Travel Agency employed 2 FTE's. The Registrant's only employees as of the same date were its four executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Travel Agency believe their relations with their employees are good. The Registrant had an interim President and Chief Executive Officer as of February 28, 2001. A search committee of the Registrant's Board of Directors has interviewed potential full-time replacements. The search committee believes that it may have a full-time replacement for the President and Chief Executive Officer by the end of the second quarter of 2001.

Statistical Information

Additional statistical information describing the business of the Registrant appears on the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporates by reference in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto incorporated by reference in Item 8 of this report.

The following statistical information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto incorporated by reference in this report.

Investment Portfolio

Presented below is the fair value of investment securities as of December 31, 2000 and 1999, a schedule of maturities of investment securities as of December 31, 2000, and the weighted average yields of investment securities as of December 31, 2000. Dollar amounts are presented in thousands.

	Investment Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years- 10 Years	More than 10 Years	Fair Value at Dec. 31, 2000	Fair Value at Dec. 31, 1999
Securities Available for Sale
U.S. Treasuries and U.S.
Government agencies	$--	$--	$--	$--	$--	$749
Obligations of states and
political subdivisions	789	2,040	3,811	1,777	8,417	7,717
Mortgage-backed securities(1)	15	3,101	--	--	3,116	4,055

Totals	$804	$5,141	$3,811	$1,777	$11,533	$12,521

Other Securities (2)	$--	$--	$--	$--	$2,620	$2,605

	Weighted average yields:
Securities Available for Sale
U.S. Treasuries and U.S.
Government agencies	--%	--%	--%	--%	--%
Obligations of states and
political subdivisions (3)	6.71	7.70	7.33	7.91	7.48
Mortgage-backed securities (1)	8.10	7.33	--	--	7.33

Other Securities	--	--	--	--	7.80
__________________

(1)

Maturities of mortgage-backed securities are classified according to their estimated average maturity. Virtually all of the mortgage-backed securities were classified in the 1 year to 5 years category.

(2)	Other securities have no stated maturity.

(3)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

The Bank had no holdings of investment securities from any one issuer at December 31, 2000, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Loan Portfolio

Information regarding the Bank's loan portfolio is presented below for each of the years listed as of December 31. Dollar amounts are presented in thousands.

	2000	1999	1998	1997	1996
Loan Components
Commercial	$ 61,917	$ 59,747	$ 52,062	$ 43,546	$ 34,696
Agricultural	7,358	8,777	9,236	9,350	9,996
Real estate mortgage - construction	6,555	4,399	3,122	2,499	2,215
Real estate mortgage - residential	65,778	58,884	45,611	43,715	37,168
Consumer	33,710	34,885	30,744	28,666	26,000
Total loans, gross	$175,318	$166,692	$140,775	$127,776	$110,079

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding real estate mortgage and installment loans) as of December 31, 2000. Also presented are loans over one year in maturity (excluding real estate mortgage and installment loans), classified according to the sensitivity to changes in interest rates as of December 31, 2000. Dollar amounts are presented in thousands.

Loan Type	Less than 1 year	1 year - 5 years	More than 5 years	Total
Commercial	$21,540	$32,457	$ 8,378	$62,375
Agricultural	3,635	2,712	1,011	7,358
Real estate - construction	6,555	--	--	6,555
Totals	$31,730	$35,169	$9,389	$76,288

Loan Sensitivity to Changes in Interest Rates	1 year - 5 years	More than 5 years	Total
Loans which have fixed interest rates	$27,041	$ 7,937	$34,978
Loans which have floating or adjustable interest rates	8,128	1,452	9,580
Totals	$35,169	$9,389	$44,558
______________

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

Risk Elements

The following assets were classified as nonperforming as of December 31. Dollar amounts are presented in thousands:

	2000	1999	1998	1997	1996
Loans accounted for on a non-accrual basis	$ 1,019	$ 1,322	$ 489	$ 753	$ 288
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	1,503	667	419	195	686
Loans defined as "troubled debt restructurings"	108	60	62	27	26
Other real estate owned	126	0	37	229	0
Totals	$ 2,756	$ 2,049	$ 1,007	$ 1,204	$ 1,000

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on non-performing loans for the years presented. Dollar amounts are presented in thousands.

	2000	1999	1998	1997	1996
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 88	$ 214	$ 103	$ 101	$ 128
Interest on non-performing loans that was actually recorded when received	$ 46	$ 157	$ 87	$ 65	$ 107

Potential Problem Loans

At December 31, 2000, there were $2,216,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. A specific allocation of $116,500 from the allowance for loan losses had been provided for these loans as of December 31, 2000. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2000, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets

As of December 31, 2000, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period. Dollar amounts are presented in thousands.

	2000	1999	1998	1997	1996

Balance at January 1	$1,907	$1,851	$1,567	$1,487	$1,121

Charge-offs:
Commercial	284	272	204	199	37
Agricultural	--	3	--	7	--
Real estate - construction	100	--	--	--	--
Real estate - mortgage	--	--	--	6	--
Consumer	597	371	321	315	184
Total Charge-offs	981	646	525	527	221

Recoveries:
Commercial	2	14	3	13	10
Agricultural	--	1	--	--	10
Real estate - construction	--	--	--	--	--
Real estate - mortgage	--	--	--	--	--
Consumer	98	62	76	55	44
Total Recoveries	100	77	79	68	64

Net charge-offs	881	569	446	459	157

Additions charged to operations (1)	1,075	625	730	539	523

Balance at December 31	$2,101	$1,907	$1,851	$1,567	$1,487

Ratio of net charge-offs during the period to average loans outstanding during the period	0.50%	0.38%	0.33%	0.39%	0.17%
_________________

(1)

Additions to the allowance for loan losses charged to operations during the periods shown were based on management's judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations which, in the opinion of management, deserve current recognition in estimating possible loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31. Dollar amounts are presented in thousands.

	2000	1999	1998	1997	1996
Loan category:
Commercial	$ 698	$ 511	$ 475	$ 425	$ 329
Agricultural	77	62	97	75	68
Real estate - construction	34	95	8	6	6
Real estate - mortgage	299	155	131	121	110
Consumer	907	873	834	685	594
Unallocated	6	211	306	255	380
Total allowance	$ 2,101	$ 1,907	$ 1,851	$ 1,567	$ 1,487

The following schedule presents the stratification of the loan portfolio by the amount outstanding as a percentage of total loans for the respective years ended December 31.

	2000	1999	1998	1997	1996
Loan category:
Commercial	35.31%	35.62%	36.98%	34.08%	31.52%
Agricultural	4.32	5.22	6.56	7.32	9.09
Real estate - construction	3.73	2.62	2.22	1.96	2.01
Real estate - mortgage	36.04	35.77	32.40	34.21	33.76
Consumer	20.60	20.77	21.84	22.43	23.62
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The increase from 1999 to 2000 in the allowance for loan losses allocated to commercial and real estate mortgage loans was based upon management's review of the respective loan portfolios. The decrease in the allocation to construction real estate loans was due to one loan of concern at December 31, 1999. The allocation to consumer loans was relatively the same in 2000 due to continuing concerns over indirect installments loans and increasing delinquency trends within the portfolio. The allocation of the allowance to agricultural loans was slightly higher in 2000. The composition of the portfolio has not changed significantly from 1999 to 2000.

Deposits

The following table illustrates the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2000. Dollar amounts are presented in thousands.

Maturing in less than 3 months	Maturing in 3 to 6 months	Maturing in 6 to 12 months	Maturing in more than 12 months	Total

$ 8,451	$ 6,393	$ 7,214	$ 9,425	$ 31,484

Return on Equity and Assets

The following schedule presents the ratios indicated for the years ended December 31, 2000, 1999, and 1998, respectively.

	2000	1999	1998
Return on assets (net income divided by average total assets) total assets)	0.77%	1.10%	1.18%

Return on equity (net income divided by average equity)	8.79%	11.78%	12.01%

Dividend payout ratio (dividends declared per share divided by net income per share)	64.29%	46.57%	44.02%

Equity to assets ratio (average equity divided by average total assets)	8.79%	9.34%	9.81%

Short-Term Borrowings

There were no categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2000, 1999 or 1998.

Item 2.  Properties

The offices of the Bank, Insurance Agency, and Travel Agency as of February 28, 2001, were as follows:

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
Office is owned by the Bank. Office comprises 3,000 square feet, of which 2,250 feet are occupied by the Bank and 750 feet are occupied by the Insurance Agency.

Bank's branch office and Insurance Agency's branch office
4949 Plainfield Avenue NE, Grand Rapids, Michigan
Office is leased by the Bank and the Insurance Agency. Approximately 3,000 square feet is occupied by the Bank and 3,000 feet is occupied by the Insurance Agency.

Bank's branch office
565 South State Street, Sparta, Michigan Office is leased by the Bank and comprises approximately 300 square feet.

Bank's branch office and Travel Agency's main office
5228 Alpine Avenue NW, Comstock Park, Michigan Office is leased by the Bank. Approximately 800 square feet is occupied by the Bank and 800 feet is occupied by the Travel Agency.

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 28, 2001. The Registrant, Bank, Insurance Agency, and Travel Agency believe that their offices are suitable and adequate for their future needs and are in good condition and repair. The Registrant's management believes the offices are adequately covered by insurance.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Common Stock Information" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

The Registrant issued common stock to its directors in the fourth quarter of 2000 pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan. On October 20, 2000, 996 shares were issued for an aggregate cash price of $16,000. On December 28, 2000, 886 shares were issued for an aggregate cash price of $12,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Item 6.  Selected Financial Data

The information under the caption "Financial Highlights" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 25 through 34, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 33 through 34, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 4 through 24, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information under the captions "ChoiceOne's Board of Directors and Executive Officers" and "Related Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

Item 11.  Executive Compensation

The information under the captions "Executive Compensation" and "ChoiceOne's Board of Directors and Executive Officers -- Compensation of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information under the caption "Related Matters -- Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2001, is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements. The following financial statements and independent auditors' report are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2000 and 1999

		Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.

		Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

		Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

		Notes to Consolidated Financial Statements

		Independent Auditors' Report dated March 2, 2001

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2000.

	(2)	Financial Statement Schedules. None.

	(3)	Exhibits. The following exhibits are filed as part of this report:

Exhibit	Document

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

4

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997. Here incorporated by reference.

10.1	Agreement With Jae M. Maxfield. (1)

10.2	Agreement With Ronald Swanson. (1)

10.3

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.4	Directors' Stock Purchase Plan. (1) Previously filed as Exhibit 10.1 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2000.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Power of Attorney
___________________

(1)	These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.

(b)      Reports on Form 8-K

A report on Form 8-K was filed on November 8, 2000. This filing was made under Item 9, Regulation FD Disclosure. No financial statements were included in the report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

BY /s/	Ronald L. Swanson	March 21, 2001
Ronald L. Swanson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ronald L. Swanson Ronald L. Swanson	President and Chief Executive Officer (Principal Executive Officer)	March 21, 2001

/s/ Frank G. Berris* Frank G. Berris	Director	March 21, 2001

/s/ Lawrence D. Bradford Lawrence D. Bradford	Director	March 21, 2001

/s/ William F. Cutler, Jr. William F. Cutler, Jr.	Director	March 21, 2001

/s/ Lewis G. Emmons Lewis G. Emmons	Director	March 21, 2001

/s/ Stuart Goodfellow Stuart Goodfellow	Director	March 21, 2001

/s/ Paul L. Johnson Paul L. Johnson	Director	March 21, 2001

/s/ Jon E. Pike Jon E. Pike	Chairman of the Board and Director	March 21, 2001

/s/ Linda R. Pitsch Linda R. Pitsch	Secretary and Director	March 21, 2001

/s/ Andrew W. Zamiara Andrew W. Zamiara	Director	March 21, 2001

/s/ Thomas L. Lampen Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 21, 2001

*By /s/ Linda R. Pitsch		March 21, 2001
Linda R. Pitsch
Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Document

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

4

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-KSB Annual Report for its fiscal year ended December 31, 1997. Here incorporated by reference.

10.1	Agreement With Jae M. Maxfield. (1)

10.2	Agreement With Ronald Swanson. (1)

10.3

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.4	Directors' Stock Purchase Plan. (1) Previously filed as Exhibit 10.1 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2000.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Power of Attorney
___________________

(1)	These agreements are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.