Form 10-Q
period 2001-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2001-05-15
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X        No

As of April 30, 2001, the Registrant had outstanding 1,391,161 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	16

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	March 31, 2001 (Unaudited)	December 31, 2000
Assets
Cash and due from banks	$4,106,000	$4,896,000
Federal funds sold	3,300,000	0
Securities available for sale	11,481,000	11,533,000
Other securities	2,620,000	2,620,000
Loans held for sale	272,000	458,000
Loans, net	171,039,000	173,217,000
Premises and equipment, net	5,192,000	5,365,000
Other assets	2,975,000	3,105,000
Total assets	$200,985,000	$201,194,000

Liabilities
Deposits - noninterest bearing	$13,460,000	$13,155,000
Deposits - interest bearing	121,545,000	124,549,000
Federal funds purchased and repurchase agreements	4,989,000	7,549,000
Federal Home Loan Bank advances	40,781,000	36,207,000
Mandatory redeemable shares under Employee Stock
Ownership Plan, at fair value	7,000	6,000
Other liabilities	2,271,000	2,139,000
Total liabilities	183,053,000	183,605,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares
outstanding: 1,390,404 at March 31, 2001 and 1,385,609 at December 31, 2000 after reduction for 462 mandatory redeemable shares under Employee Stock Ownership Plan	13,390,000	13,317,000
Unallocated shares held by 401(k) and Employee Stock Ownership Plan	(82,000)	(82,000)
Retained earnings	4,397,000	4,222,000
Accumulated other comprehensive income	227,000	132,000

Total shareholders' equity	17,932,000	17,589,000

Total liabilities and shareholders' equity	$200,985,000	$201,194,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
	2001	2000

Interest income
Loans, including fees	$3,997,000	$3,835,000
Securities
Taxable	106,000	129,000
Nontaxable	101,000	95,000
Other	11,000	1,000
Total interest income	4,215,000	4,060,000

Interest expense
Deposits	1,628,000	1,367,000
Federal funds purchased and repurchase agreements	53,000	126,000
Federal Home Loan Bank advances	629,000	581,000
Long-term debt	3,000	4,000
Total interest expense	2,313,000	2,078,000

Net interest income	1,902,000	1,982,000
Provision for loan losses	150,000	175,000

Net interest income after provision for loan losses	1,752,000	1,807,000

Noninterest income
Customer service fees	155,000	146,000
Insurance commission income	296,000	294,000
Mortgage loan sales and servicing	46,000	28,000
Other income	90,000	79,000
Total noninterest income	587,000	547,000

Noninterest expense
Salaries and benefits	836,000	841,000
Occupancy expense	362,000	313,000
Computer service expense	46,000	45,000
Other expense	489,000	455,000
Total noninterest expense	1,733,000	1,654,000

Income before income tax	606,000	700,000
Income tax expense	181,000	217,000

Net income	$425,000	$483,000

Basic earnings per common share and earnings per common share assuming dilution	$0.31	$0.35

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Common Stock	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2000	$13,264,000	$0	$3,677,000	$(53,000)	$16,888,000

Comprehensive income
Net income			483,000		483,000
Change in unrealized
gains and losses, net				(58,000)	(58,000)

Total comprehensive
income					425,000

375 shares of stock issued
to employee benefit plans
and other	11,000				11,000
Cash dividends			(233,000)		(233,000)

Balance, March 31, 2000	$13,275,000	$0	$3,927,000	$(111,000)	$17,091,000

Balance, January 1, 2001	$13,317,000	$(82,000)	$4,222,000	$132,000	$17,589,000

Comprehensive income
Net income			425,000		425,000
Change in unrealized
gains and losses, net				95,000	95,000

Total comprehensive
income					520,000

4,353 shares of stock issued
to employee benefit plans
and other	73,000				73,000
Cash dividends			(250,000)		(250,000)

Balance, March 31, 2001	$13,390,000	$(82,000)	$4,397,000	$227,000	$17,932,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$425,000	$483,000
Reconciling items:
Depreciation	189,000	160,000
Amortization	8,000	9,000
Provision for loan losses	150,000	175,000
Net gain on sales of loans	(45,000)	(5,000)
Loans originated for sale	(2,215,000)	(564,000)
Proceeds from loan sales	2,260,000	416,000
Changes in assets and liabilities:
Interest receivable and other assets	81,000	(138,000)
Interest payable and other liabilities	133,000	104,000

Net cash provided by operating activities	986,000	640,000

Cash flows from investing activities
Purchases of securities available for sale	(100,000)	0
Principal payments on securities available for sale	288,000	205,000
Net change in loans	2,214,000	(4,152,000)
Premises and equipment expenditures, net	(16,000)	(435,000)

Net cash provided by/(used in) investing activities	2,386,000	(4,382,000)

Cash flows from financing activities
Net change in deposits	(2,699,000)	5,279,000
Net change in short-term borrowings	(2,560,000)	(504,000)
Proceeds from Federal Home Loan Bank advances	5,500,000	3,000,000
Payments on Federal Home Loan Bank advances	(926,000)	(3,859,000)
Payments on long-term debt	0	(10,000)
Issuance of common stock	73,000	11,000
Cash dividends and fractional shares from stock dividends and splits	(250,000)	(233,000)

Net cash provided by/(used in) financing activities	(862,000)	3,684,000

Net change in cash and cash equivalents	2,510,000	(58,000)
Beginning cash and cash equivalents	4,896,000	3,998,000

Ending cash and cash equivalents	$7,406,000	$3,940,000

Cash paid for interest	$2,309,650	$2,021,000
Cash paid for income taxes	$0	$0

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000, the Consolidated Statements of Income, Consolidated Statement of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2001 and March 31, 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Stock Transactions, Earnings and Cash Dividends Per Share

A total of 1,083 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $15,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2001. A total of 1,335 shares of common stock were issued to shareholders for a cash price of $18,000 under the dividend reinvestment plan. The Registrant sold 2,692 shares of common stock to the 401(k) savings and retirement plan in the first quarter of 2001.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the five-for-four stock split paid in May 2000. Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the five-for-four stock split paid in May 2000.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months ended March 31,
	2001	2000

Balance at beginning of period	$2,101,000	$1,907,000

Provision charged to expense	150,000	175,000
Recoveries credited to the allowance	46,000	19,000
Loans charged-off	(120,000)	(176,000)

Balance at end of period	$2,177,000	$1,925,000

Information regarding impaired loans as of March 31, 2001 and December 31, 2000 follows:
	March 31, 2001	December 31, 2000

Loans with no allowance allocated	$288,000	$289,000
Loans with allowance allocated	634,000	635,000
Amount of allowance for loan losses allocated	167,000	189,000

Information regarding impaired loans follows:
	Three Months ended March 31,
	2001	2000

Average balance during the period	$923,000	$1,143,000
Interest income recognized thereon	5,000	24,000
Cash basis interest income recognized	2,000	19,000

NOTE 3 - EARNINGS PER SHARE

A reconciliation of the numerators and denominators of the basic earnings per share and diluted earnings per share computations follows:
	Three Months Ended March 31,
	2001	2000
Basic Earnings Per Share:
Net income available to common
shareholders	$425,000	$483,000

Weighted average common
shares outstanding for basic
earnings per share	1,383,114	1,383,365

Basic earnings per share	$0.31	$0.35

Diluted Earnings Per Share:
Net income available to common
shareholders	$425,000	$483,000

Weighted average common
shares outstanding for basic
earnings per share	1,383,114	1,383,365
Plus dilutive effect of assumed
exercise of stock options	42	2,277

Weighted average common and
potentially dilutive common
shares outstanding	1,383,156	1,385,642

Diluted earnings per share	$0.31	$0.35

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

Effective April 1, 2001, the Registrant's management closed ChoiceOne Travel, Inc. The effect of the closing of ChoiceOne Travel and its operations up to the date of closing had an immaterial impact on the consolidated financial statements.

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

Net Income and Return on Average Assets and Shareholders' Equity

The Registrant's net income decreased $58,000 or 12% in the first quarter of 2001 compared to the same period in 2000. The decrease in net income was due to reduced net interest income and increased noninterest expense, offset by a lower provision for loan losses and growth in noninterest income.

The decrease in net interest income was primarily due to a higher cost of funds and lower rates on interest-bearing assets in the first quarter of 2001 than in the same period of 2000. The growth in noninterest expense resulted from higher occupancy expense due to remodeling of the Bank's main office and two branch offices and higher consulting fees paid in 2001 than in 2000. The lower provision for loan losses in 2001 compared to 2000 was primarily due to less net charge-offs in the first quarter of 2001 than in the comparable period in 2000. Almost one-half of the increase in noninterest income in the first three months of 2001 was caused by an increase in gains from the sale of residential mortgage loans.

The return on average assets was .86% for the first three months of 2001, compared to 1.00% for the same period in 2000. The return on average shareholders' equity was 9.67% for the first quarter of 2001, compared to 11.40% for the comparable period of the prior year.

Cash and Stock Dividends

Cash dividends declared in the first quarter of 2001 were $250,000, or $.18 per common share, which represented a $.01 per share or 6% increase compared to the dividend paid in the same period of the prior year. Dividends per share have been adjusted for the five-for-four stock split in 2000. The cash dividend payout percentage in the first three months of 2001 was 59%, compared to 48% in the same period of 2000.

The Registrant declared a 5% stock dividend payable on the Registrant's common stock on April 18, 2001. The dividend will be paid to shareholders of record as of May 22, 2001. The dividend will be paid on June 12, 2001. Earnings per share has not been adjusted for the stock dividend.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2001 and 2000, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates (Dollars in Thousands)
	Three Months Ended March 31,
	2001			2000
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 175,122	$ 4,001	9.14%	$ 167,004	$ 3,839	9.19%
Taxable securities (2)	5,953	106	7.12	7,465	129	6.88
Nontaxable securities (1) (2)	8,328	152	7.28	7,510	144	7.54
Other	1,119	12	4.29	130	1	1.33
Interest-earning assets	190,522	4,270	8.97	182,109	4,113	9.03
Noninterest-earning assets	9,958			12,058
Total assets	$ 200,480			$ 194,167

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 26,496	230	3.47%	$ 25,722	213	3.31%
Savings deposits	5,805	22	1.52	7,667	22	1.15
Time deposits	89,184	1,376	6.17	81,400	1,132	5.56
FHLB advances	39,874	630	6.32	36,523	581	6.36
Other	4,998	55	4.40	8,986	130	5.79
Interest-bearing liabilities	166,357	2,313	5.56	160,298	2,078	5.19
Noninterest-bearing demand deposits	13,267			14,975
Other noninterest-bearing liabilities	3,101			1,872
Shareholders' equity	17,755			17,022
Total liabilities and shareholders' equity	$ 200,480			$ 194,167

Net interest income (tax-equivalent basis) - interest spread		1,957	3.40%		2,035	3.84%
Tax-equivalent adjustment (1)		(55)			(53)
Net interest income		$ 1,902			$ 1,982
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.11%			4.47%
________________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax-Equivalent Net Interest Income (Dollars in Thousands)
	Three Months ended March 31, 2001 Over 2000
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$ 162	$ 183	$ (21)
Taxable securities	(23)	(28)	5
Nontaxable securities (2)	7	9	(2)
Other	11	5	6
Net change in tax-equivalent income	157	169	(12)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	17	6	11
Savings deposits	0	(6)	6
Time deposits	244	110	134
Federal Home Loan Bank advances	49	53	(4)
Other	(75)	(61)	(14)
Net change in interest expense	235	102	133
Net change in tax-equivalent net interest income	$ (78)	$ 67	$ (145)
__________________

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income decreased $78,000 in the first three months of 2001 compared to the same period in 2000. Changes in interest rates from the first quarter of 2000 to the same period in 2001 had a significant negative impact on net interest income during the first three months of 2001. However, growth in the Bank's loan portfolio offset some of the reduction in net interest income from the first quarter of 2000. The average balance of loans increased $8,118,000 in the first quarter of 2001 from the first quarter of 2000. The increased interest income due to loan growth was $183,000. The positive effect of loan growth was partially offset by growth in time deposits and Federal Home Loan Bank advances.

Table 1 shows that the net interest income spread was 3.40% for the first three months of 2001, which was significantly less than the spread of 3.84% experienced in the first quarter of 2000. The primary reason for the reduced spread was a higher cost of interest-bearing liabilities in the first quarter of 2001 than in the same quarter in 2000. Most of the change in the liabilities cost was caused by higher interest rates in time deposits in 2001 than in 2000. New and maturing time deposits in the last three quarters of 2000 carried a higher interest rate than had existed in the time deposits balance as of March 31, 2000. The higher time deposits rates resulted from the increase in general market interest rates that occurred in much of 2000. The average interest rate earned on interest-earning assets decreased slightly in the first quarter of 2001 compared to the same period in 2000. The change in the earning assets rate resulted from a small decrease in the average rate earned on loans. The average loan interest rate was affected by variable rate commercial and consumer loans. The rates earned on these loan types fell due to a decline of 150 basis points in the Bank's prime lending rate during the first three months of 2001. The prime lending rate change occurred as a result of an equal decrease in federal funds rates. The federal funds interest rate was lowered in the first three months of 2001 by the Federal Reserve Bank's Open Market Committee in an attempt to stimulate the sluggish national economy.

The Registrant's management anticipates that interest rates will continue to decrease through the remainder of 2001. This may cause further compression of the net interest income spread. Increased fees from mortgage loan activity may help to offset the effect of lower rates. More mortgage loan fees are anticipated due to the relatively low mortgage rates in 2001 compared to 2000. Management also plans to emphasize quality loan growth which could help to increase the volume portion of net interest income.

Provision and Allowance for Loan Losses

The allowance for loan losses increased $76,000 from December 31, 2000 to March 31, 2001. The allowance was 1.25% of total loans at March 31, 2001, compared to 1.21% at December 31, 2000. The allowance for loan losses as a percentage of nonperforming assets was 98% at March 31, 2001, compared to 76% at December 31, 2000. The increase in the allowance coverage of nonperforming assets was caused by a decrease of $414,000 in nonperforming assets from December 31, 2000 to March 31, 2001. The provision for loan losses was $25,000 lower in the first three months of 2001 than in the same period of 2000. The decrease in the provision was due to lower net charge-offs in the first quarter of 2001 than in the same period in 2000.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
	2001		2000
Loan Category	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$0	$5,000	$68,000	$0
Consumer	117,000	41,000	108,000	19,000
Mortgage	3,000	0	0	0
	$120,000	$46,000	$176,000	$19,000

The decrease in commercial loan charge-offs from 2000 to 2001 was due to the charge-off of one nonperforming loan in the first quarter of 2000. The increase in recoveries on consumer loans resulted from personnel that was added in late 2000 to aid in the recovery of loans previously charged off. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in 2001, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $40,000 or 7% in the first quarter of 2001 compared to the same period in 2000. Income from sales and servicing of mortgage loans increased $18,000 from 2000 to 2001 due to more refinancing activity occurring in the first quarter of 2001 than in the prior year. The Bank's management anticipates that this increased level of mortgage loan activity will continue through the remainder of 2001. Management believes that deposit fee income may also increase in the second half of 2001 due to the introduction of some new checking account products.

Noninterest Expense

Total noninterest expense increased $79,000 or 5% in the first quarter of 2001 compared to the same quarter of 2000. An increase in occupancy expense of $49,000 comprised most of the expense growth. The change in occupancy expense was primarily due to depreciation expense and other ongoing costs related to remodeling in 2000 of the Bank's main office and two of its branch offices. The increase in other noninterest expense in the first quarter of 2001 was due to higher levels of printing and supplies expense and consulting expense than in the same period in 2000.

Securities

The securities portfolio was virtually unchanged from December 31, 2000 to March 31, 2001. The effect of principal paydowns on securities was offset by the purchase of one security and by an increase in the market value adjustment of securities. The Bank's investment committee plans to continue its monitoring of the securities portfolio and plans to purchase securities when believed prudent. The Bank used certain securities as collateral for repurchase agreements and plans to continue this practice throughout 2001. The securities portfolio may also serve as a source of liquidity for deposit needs.

Loans

The loan portfolio decreased $2,364,000 in the first quarter of 2001. Both commercial and consumer loans declined in the first three months of 2001 while residential real estate mortgage loans experienced a small increase. Commercial loans decreased $1,632,000 during the first quarter of 2001. The Registrant's management believes that the decrease was caused by a softening economy and tighter credit standards used by the Bank's lending officers. Consumer loans declined $1,110,000 since the end of 2000. Borrower concerns about the local economy and less reliance placed on indirect automobile loans contributed to the consumer loan change. Residential real estate mortgage loans increased $455,000 in the first quarter of 2001. Mortgage loan activity has increased because mortgage interest rates were lower in the first quarter of 2001 than they had been in most of 2000.

The Registrant's management believes that growth in commercial and consumer loans will continue to be a challenge in the remainder of 2001. Economic uncertainty and competitive factors will continue to influence the Bank's ability to achieve growth of quality loans. Management anticipates that the increased level of mortgage activity will continue through the end of 2001's third quarter. This is based on management's belief that relatively low mortgage interest rates will stimulate refinancing and new mortgage loan activity.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various loan categories for nonperforming assets. Nonperforming assets are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings; and (4) foreclosed real estate owned by the Bank. The balances of the these nonperforming categories as of March 31, 2001 and December 31, 2000 were as follows:

	March 31, 2001	December 31, 2000
Loans accounted for on a nonaccrual basis	$1,512,000	$1,019,000
Loans, not included in nonaccrual loans, which are
contractually past due 90 days or more as to
interest or principal payments	610,000	1,503,000
Loans, not included in nonaccrual or loans past due
90 days or more, which are considered troubled
debt restructurings	102,000	108,000
Other real estate owned	0	126,000
Total	$2,224,000	$2,756,000

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $3,034,000 as of March 31, 2001, compared to $2,216,000 as of December 31, 2000. A specific allocation of $267,000 has been provided for these loans at March 31, 2001.

Deposits and Other Funding Sources

Total deposits decreased $2,699,000 in the first quarter of 2001. The reduction in the first quarter of 2001 was primarily due to a decrease of over $4,000,000 in national market time deposits. The balance in demand deposits and savings accounts remained fairly constant since December 31, 2000. The Bank's balance in federal funds moved from a purchased position at December 31, 2000 to a sold position at March 31, 2001. Part of the change in federal funds resulted from additional advances that were obtained from the Federal Home Loan Bank.

The Registrant's management plans to continue to emphasize growth of deposits obtained from the Bank's local market areas. If local market deposit growth is insufficient to support loan growth and other operating needs in 2001, management anticipates that it will continue to use brokered time deposits and Federal Home Loan Bank advances to supplement the core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $343,000 in the first quarter of 2001. Equity growth resulted from retained earnings, proceeds from the sale of the Registrant's stock, and an increase in the balance of accumulated other comprehensive income.

Total shareholders' equity as a percentage of assets was 8.93% as of March 31, 2001, compared to 8.75% as of December 31, 2000. The small increase in this ratio resulted from growth in shareholders' equity while total assets declined slightly. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at March 31, 2001.

Capital Resources

The Registrant's management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents increased $2,510,000 in the first quarter of 2001. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis (the "FHLB"). The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $25,000,000 to $30,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 33 and 34 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The Registrant's management does not believe that there has been a material change in the nature or categories of the Registrant's primary market risk exposures, or the particular markets that present the primary risk of loss to the Registrant. As of the date of this report, the Registrant's management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Registrant manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2000. As of the date of this report, the Registrant's management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Registrant's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Registrant's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in Item 2 of this report for a discussion of the limitations on the Registrant's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

In January 2001, the Registrant issued 1,083 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale. On March 27, 2001, the Registrant issued 2,692 shares of common stock to the Bank's 401(k) Savings and Retirement Plan for an aggregate cash price of $39,000. The Registrant relied on the exemption contained in Section 4(2) of the Securities Act of 1933 in connection with this sale.

Item 5.  Other Information.

Effective April 9, 2001, the Registrant's Board of Directors appointed James A. Bosserd as President and Chief Executive Officer of the Registrant, the Bank, and the Insurance Agency. Mr. Bosserd is a permanent replacement for Ronald Swanson, who was serving in both roles in an interim capacity since the resignation of the Registrant's former President and Chief Executive Officer in October 2000.

Item 6.  Exhibits and Reports on Form 8-K.
(a)	Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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

10.1	Agreement With James A. Bosserd (1)

__________________

(1)	This agreement is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-Q.

(b)	Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date May 15, 2001	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer

Date May 15, 2001	/s/ Thomas L. Lampen
Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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

10.1	Agreement With James A. Bosserd (1)

___________________

(1)	This agreement is a management contract or compensation plan or arrangement required to be filed as an exhibit to this Form 10-Q.