Form 10-Q
period 2001-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2001-08-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

As of July 31, 2001, the Registrant had 1,463,160 shares of common stock outstanding.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

SIGNATURES		20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
	June 30, 2001	December 31, 2000
	(Unaudited)
Assets
Cash and due from banks	$9,043,000	$4,896,000
Securities available for sale	11,307,000	11,533,000
Other securities	2,620,000	2,620,000
Loans held for sale	0	458,000
Loans, net	170,460,000	173,217,000
Premises and equipment, net	5,087,000	5,365,000
Other assets	3,161,000	3,105,000
Total assets	$201,678,000	$201,194,000

Liabilities
Deposits - noninterest bearing	$15,477,000	$13,155,000
Deposits - interest bearing	117,123,000	124,549,000
Federal funds purchased and repurchase agreements	4,950,000	7,549,000
Federal Home Loan Bank advances	43,032,000	36,207,000
Mandatory redeemable shares under Employee Stock Ownership Plan	13,000	6,000
Other liabilities	3,099,000	2,139,000
Total liabilities	183,694,000	183,605,000

Shareholders' Equity
Preferred stock: 100,000 shares authorized; 0 issued and outstanding	0	0
Common stock: 4,000,000 shares authorized; 1,463,146 issued and outstanding at June 30, 2001 and 1,385,609 at December 31, 2000 (after reduction for 486 mandatory redeemable shares under Employee Stock Ownership Plan)	13,413,000	13,317,000
Unallocated shares held by 401(k) and Employee Stock Ownership Plan	(73,000)	(82,000)
Retained earnings	4,430,000	4,222,000
Accumulated other comprehensive income	214,000	132,000
Total shareholders' equity	17,984,000	17,589,000
Total liabilities and shareholders' equity	$201,678,000	$201,194,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$3,859,000	$3,968,000	$7,856,000	$7,803,000
Securities:
Taxable	96,000	117,000	202,000	246,000
Nontaxable	97,000	93,000	198,000	188,000
Other	21,000	0	32,000	1,000
Total interest income	4,073,000	4,178,000	8,288,000	8,238,000

Interest expense
Deposits	1,522,000	1,462,000	3,150,000	2,829,000
Federal Home Loan Bank advances	632,000	601,000	1,261,000	1,182,000
Other	43,000	119,000	99,000	249,000
Total interest expense	2,197,000	2,182,000	4,510,000	4,260,000

Net interest income	1,876,000	1,996,000	3,778,000	3,978,000
Provision for loan losses	300,000	150,000	450,000	325,000

Net interest income after
provision for loan losses	1,576,000	1,846,000	3,328,000	3,653,000

Noninterest income
Customer service fees	179,000	140,000	334,000	286,000
Insurance commission income	324,000	312,000	620,000	606,000
Net gains on sales of securities	8,000	0	8,000	0
Mortgage loan sales and servicing	91,000	45,000	137,000	73,000
Other income	38,000	61,000	128,000	140,000
Total noninterest income	640,000	558,000	1,227,000	1,105,000

Noninterest expense
Salaries and benefits	850,000	812,000	1,686,000	1,653,000
Occupancy expense	341,000	321,000	703,000	634,000
Computer service expense	45,000	47,000	91,000	92,000
Other expense	590,000	536,000	1,079,000	991,000
Total noninterest expense	1,826,000	1,716,000	3,559,000	3,370,000

Income before income tax	390,000	688,000	996,000	1,388,000
Income tax expense	109,000	205,000	290,000	422,000

Net income	$281,000	$483,000	$706,000	$966,000

Comprehensive income	$268,000	$512,000	$788,000	$936,000

Basic and diluted earnings per share	$0.19	$0.33	$0.49	$0.67

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
	Common Stock	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2000	$13,264,000	$--	$3,677,000	$(53,000)	$16,888,000

Comprehensive income
Net income			966,000		966,000
Change in unrealized gains (losses)				(30,000)	(30,000)
Total comprehensive income					936,000

4,716 shares of issued to employee benefit plans and directors	118,000				118,000
3,700 shares of stock purchased by 401(k) and Employee Stock Ownership Plan		(91,000)			(91,000)
Fractional shares paid on five-for- four stock split	(4,000)				(4,000)
1,494 shares repurchased	(30,000)				(30,000)
Cash dividends			(482,000)		(482,000)

Balance, June 30, 2000	$13,348,000	$(91,000)	$4,161,000	$(83,000)	$17,335,000

Balance, January 1, 2001	$13,317,000	$(82,000)	$4,222,000	$132,000	$17,589,000

Comprehensive income
Net income			706,000		706,000
Change in unrealized gains (losses)				82,000	82,000
Total comprehensive income					788,000

8,117 shares issued to employee benefit plans and directors	113,000				113,000
486 shares committed to be released under Employee Stock Ownership Plan	(9,000)	9,000			0
Fractional shares paid for 5% stock dividend	(3,000)				(3,000)
332 shares repurchased	(5,000)				(5,000)
Cash dividends			(498,000)		(498,000)

Balance, June 30, 2001	$13,413,000	$(73,000)	$4,430,000	$214,000	$17,984,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net income	$706,000	$966,000
Reconciling items:
Depreciation	389,000	340,000
Amortization	17,000	25,000
Provision for loan losses	450,000	325,000
Gain on sales of securities	(8,000)	0
Gain on sales of loans	(112,000)	(36,000)
Loans originated for sale	(7,920,000)	(2,694,000)
Proceeds from loan sales	8,490,000	2,296,000
Changes in:
Interest receivable and other assets	(56,000)	75,000
Interest payable and other liabilities	925,000	(35,000)
Net cash provided by operating activities	2,881,000	1,262,000

Cash flows from investing activities
Purchases of securities available for sale	(1,874,000)	(1,100,000)
Proceeds from sales of securities available for sale	1,788,000	0
Principal paydowns on securities available for sale	427,000	1,697,000
Net change in loans	2,307,000	(3,989,000)
Premises and equipment expenditures, net	(111,000)	(548,000)
Net cash provided by/(used in) investing activities	2,537,000	(3,940,000)

Cash flows from financing activities
Net change in deposits	(5,104,000)	6,317,000
Net change in short-term borrowings	(2,599,000)	(3,472,000)
Proceeds from Federal Home Loan Bank advances	9,250,000	4,000,000
Payments on Federal Home Loan Bank advances	(2,425,000)	(3,859,000)
Payments on long-term debt	0	(28,000)
Issuance of common stock	113,000	118,000
Repurchase of common stock	(5,000)	(121,000)
Cash dividends and fractional shares from stock dividends	(501,000)	(486,000)
Net cash (used in)/provided by financing activities	(1,271,000)	2,469,000

Net change in cash and cash equivalents	4,147,000	(209,000)
Beginning cash and cash equivalents	4,896,000	3,998,000

Ending cash and cash equivalents	$9,043,000	$3,789,000

Cash paid for interest	$4,596,000	$4,245,000
Cash paid for income taxes	$210,000	$460,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). Intercompany transactions and balances have been eliminated in consolidation. Effective April 1, 2001, the Registrant's management closed the Travel Agency which did not have a material impact upon the consolidated financial statements for the three and six months ended June 30, 2001.

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2001 and June 30, 2000, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2001 and June 30, 2000, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2001 and June 30, 2000. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Stock Transactions, Earnings and Cash Dividends Per Share

On April 18, 2001, the Registrant's Board of Directors declared a 5% stock dividend to shareholders of record as of May 22, 2001. The stock dividend was paid on June 12, 2001 and caused 69,290 shares to be issued to shareholders.

On February 16, 2000, the Registrant's Board of Directors declared a five-for-four stock split on the Registrant's common stock. The stock split caused one additional share of common stock to be issued for each four shares outstanding. The stock split was payable to shareholders of record as of April 27, 2000, and was paid on May 22, 2000.

A total of 2,781 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $39,000 under the terms of the Directors' Stock Purchase Plan in the first two quarters of 2001. A total of 2,692 shares of common stock were sold to the Bank's 401(k) savings and retirement plan in the second quarter of 2001. A total of 2,644 shares of common stock were issued to shareholders for a cash price of $35,000 under the Dividend Reinvestment and Supplemental Purchase Plan. The Registrant repurchased 332 shares from shareholders in the first six months of 2001.

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 5% stock dividend paid in June 2001 and the five-for-four stock split paid in May 2000. Cash dividends per share are based on the number of shares outstanding at the time the dividend was paid and have also been adjusted for the 5% stock dividend paid in June 2001 and the five-for-four stock split paid in May 2000.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the 2001 presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	For the three months ended June 30, 2001		For the six months ended June 30, 2001
	2001	2000	2001	2000

Balance at beginning of period	$2,177,000	$1,925,000	$2,101,000	$1,907,000

Provision charged to expense	300,000	150,000	450,000	325,000
Recoveries of charged-off loans	53,000	42,000	99,000	61,000
Loans charged-off	(520,000)	(154,000)	(640,000)	(330,000)

Balance at end of period	$2,010,000	$1,963,000	$2,010,000	$1,963,000

Information regarding impaired loans follows:
	June 30, 2001	December 31, 2000

Loans with no allowance allocated	$287,000	$289,000
Loans with allowance allocated	0	635,000
Amount of allowance for loan losses allocated	0	189,000

	Six Months ended June 30,
	2001	2000

Average balance during the period	$711,000	$1,200,000
Interest income recognized thereon	9,000	44,000
Cash basis interest income recognized	9,000	39,000

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Basic Earnings Per Share
Net income available to common
shareholders	$281,000	$483,000	$706,000	$966,000

Weighted average common shares outstanding	1,458,088	1,446,912	1,455,309	1,449,712

Basic earnings per share	$0.19	$0.33	$0.49	$0.67

Diluted Earnings Per Share
Net income available to common
shareholders	$281,000	$483,000	$706,000	$966,000

Weighted average common shares outstanding	1,458,088	1,446,912	1,455,309	1,449,712
Plus dilutive stock options	99	2,829	0	2,956

Weighted average common shares outstanding and potentially dilutive
shares	1,458,187	1,449,741	1,455,309	1,452,668

Diluted earnings per share	$0.19	$0.33	$0.49	$0.67

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

RESULTS OF OPERATIONS

Net Income and Return on Average Assets and Shareholders' Equity

Net income decreased $202,000 or 42% in the second quarter of 2001 compared to the same period in the prior year. Net income in the first six months of 2001 decreased $260,000, or 27% from the same period in the prior year. Reduced net interest income, an increased provision for loan losses, and higher noninterest expenses were partially offset by higher noninterest income for the quarter ended June 30, 2001.

The decrease in net interest income for the three months and six months ended June 30, 2001 was primarily due to interest-earning assets repricing downward faster than interest-bearing deposits. A larger loan loss provision was made during the second quarter of 2001 to increase the allowance for loan losses to the balance required. The growth in noninterest expense for the quarter and year-to-date resulted primarily from higher occupancy costs due to the remodeling of the Bank's main office and two branch offices and from higher other noninterest expenses. Also, increased consulting fees and collection costs on nonperforming assets were charged in the six months ended 2001 versus 2000. Noninterest income received a boost during the quarter ended June 30, 2001 from increased mortgage refinancing activity, more deposit service fees, and a modest gain from the sale of some investment securities.

Return on average assets was 0.71% for the first six months of 2001, compared to 1.00% for the same period in 2000. Return on average shareholders' equity was 7.97% for the first half of 2001, compared to 11.34% for the comparable period of 2000.

Cash and Stock Dividends

Cash dividends declared in the second quarter of 2001 were $248,000, or $0.17 per common share, which represented no change from the amount declared for the second quarter of 2000. The cash dividends paid in the first six months of 2001 were $498,000 or $0.35 per common share, which was $0.02 or 6% greater than dividends paid in the same period in 2000. Dividends per share have been adjusted for the 5% stock dividend in 2001 and five-for-four stock split in 2000. The cash dividend payout percentage was 71% in the first six months of 2001, compared to 50% in the same period of 2000.

The Registrant declared a 5% stock dividend payable on the Registrant's common stock on April 18, 2001. The dividend, payable to shareholders of record as of May 22, 2001, was paid on June 12, 2001.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2001 and June 30, 2000. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Six Months Ended June 30,
	2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$171,589	$7,864	9.17%	$169,926	$7,811	9.19%
Taxable securities (2)	5,775	202	7.00	6,997	246	7.01
Nontaxable securities (1)(2)	8,259	300	7.26	7,424	285	7.52
Other	1,687	32	3.79	71	1	2.82

Interest-earning assets	187,310	8,398	8.97	184,418	8,343	9.05
Noninterest-earning assets	12,566			11,305

Total assets	$199,876			$195,723

Liabilities and shareholders' equity
Interest-bearing demand deposits	$26,444	424	3.21%	$25,768	430	3.34%
Savings deposits	7,743	46	1.19	7,723	45	1.17
Time deposits	86,643	2,680	6.19	82,902	2,354	5.68
Federal Home Loan Bank advances	39,720	1,260	6.34	36,809	1,182	6.42
Other	4,980	99	3.98	8,509	249	5.85

Interest-bearing liabilities	165,530	4,509	5.45	161,711	4,260	5.27
Demand deposits	14,512			14,978
Other noninterest-bearing liabilities	2,282			1,896
Shareholders' equity	17,552			17,138

Total liabilities and
shareholders' equity	$199,876			$195,723

Net interest income (tax-equivalent
basis) - interest spread		3,889	3.52%		4,083	3.78%

Tax equivalent adjustment (1)		(111)			(105)

Net interest income		$3,778			$3,978

Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.15%			4.43%
________________________

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Six Months Ended June 30,
	2001 Over 2000
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$53	$58	$(5)
Taxable securities	(44)	(32)	(12)
Nontaxable securities (2)	15	20	(5)
Other	31	19	12

Net change in tax-equivalent income	55	65	(10)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(6)	10	(16)
Savings deposits	1	0	1
Time deposits	326	127	199
Federal Home Loan Bank advances	78	91	(13)
Other	(150)	(58)	(92)

Net change in interest expense	249	170	79

Net change in tax-equivalent net interest income	$(194)	$(105)	$(89)
________________________

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income decreased $194,000 in the first six months of 2001 compared to the same period in 2000. Tax-equivalent net interest income decreased $116,000 in the three months ended June 30, 2001 and dropped $78,000 for the three months ended March 31, 2001. This is largely attributable to the massive cuts in short-term interest rates by the Federal Reserve in the first six months of 2001 and the Bank's assets repricing much faster than its deposits and other funding sources.

Significantly higher rates paid on time deposits along with a $3.7 million increase in average time deposit balances caused net interest income to drop $326,000 in 2001 versus 2000. A $2.9 million increase in average advances from the Federal Home Loan Bank caused net interest income to decrease $78,000. A substantial drop of $3.5 million in other interest-bearing balances (federal funds purchased and security repurchase agreements) and the significant short-term interest rate relief helped offset the reduction in net interest income by $150,000.

The average balance of loans increased $1.7 million in the first half of 2001 causing net interest income to increase $53,000 in 2001 versus 2000. Lower average balances and yields caused interest income from total investment securities to be slightly lower due to both volume and rate. A higher average balance of other interest-bearing assets (primarily federal funds sold) caused net interest income to rise slightly in 2001 versus 2000.

Table 1 shows that the net interest income spread was 3.52% for the first six months of 2001, compared to 3.78% for the first half of 2000. The net interest income spread was 3.40% for the first quarter of 2001, so the Registrant's margin improved during the second quarter of 2001. The increase in the spread from the first quarter of 2001 was due to a steady rate on interest-earning assets while the Registrant continued to reduce rates paid on interest-bearing liabilities. The Registrant's management expects this trend of lower-cost funding to continue for the remainder of 2001. The average rate on interest-earning assets was 8.97% for both the first quarter and first six months of 2001, compared to 9.05% for the first half of 2000. The average rate on interest-bearing liabilities was 5.45% for the first six months of 2001, compared to 5.56% for the first quarter of 2001 and 5.27% for the first half of 2000. The extreme drop in short-term rates affected the Registrant's assets more than its liabilities because assets repriced more frequently than its liabilities during the period from January 1, 2001 to June 30, 2001.

The Federal Reserve Bank's Open Market Committee (the "FOMC") has slashed the federal funds interest rate 275 basis points since the beginning of 2001. Many banks, including the Registrant, have dropped their prime lending rate each time that the federal funds rate has been reduced. Management believes that there is a possibility that the FOMC may continue with its rate reductions until the national economy shows signs of improving.

Although it is uncertain as to whether the FOMC may cut the federal funds interest rate in the second half of 2001, downward pressures on rates earned on loans and investments are expected to continue. Falling rates on interest-earning liabilities and steady rates on interest-bearing assets may slow or reverse the contraction in the Registrant's net interest margin. Management plans to replace maturities in its brokered time deposits and Federal Home Loan Bank advances with growth of its local deposits, which carry a lower average interest rate. Management intends to emphasize growth in the commercial and consumer loan portfolios and build the investment securities portfolio in an attempt to improve the net interest margin.

Provision and Allowance for Loan Losses

The provision for loan losses was $125,000 higher in the first six months of 2001 than in the same period of 2000. The allowance for loan losses decreased $167,000 from March 31, 2001 to June 30, 2001 and has decreased $91,000 since the end of 2000. The allowance was 1.17% of total loans as of June 30, 2001, compared to 1.25% at March 31, 2001, and 1.25% at December 31, 2000. The allowance for loan losses as a percentage of nonperforming loans was 84% as of June 30, 2001, compared to 98% as of March 31, 2001, and 76% as of December 31, 2000.

Charge-offs and recoveries of charged-off loans for the six-month periods ended June 30 were:
	2001		2000
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$285,000	$5,000	$89,000	$2,000
Consumer	242,000	94,000	241,000	59,000
Mortgage	113,000	0	0	0
	$640,000	$99,000	$330,000	$61,000

The increase was due to several commercial loans and one significant construction mortgage loan charged-off during the second quarter of 2001. Consumer loans charged-off in the first six months of 2001 were consistent with the level charged-off through the same period in 2000. Recoveries on consumer loans increased in 2001 due to additional personnel that is focusing on recovery activities. The Registrant's management expects that the amount of loan charge-offs in the remainder of 2001 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and other economic factors. As loan charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the remainder of 2001, the provision and allowance for loan losses will be adjusted as necessary.

Noninterest Income

Total noninterest income increased $82,000 in the second quarter and $122,000 in the first six months of 2001 compared to the same periods in the prior year. Mortgage loans sales and servicing income rose $46,000 in the second quarter of 2001 and $64,000 in the first half of 2001 compared to the prior year. The Bank's mortgage lenders anticipate more refinancing activity for the remainder of 2001. Higher service charges on deposit accounts contributed $39,000 and $48,000 for the quarter and six months ended June 30, 2001, respectively. Slightly more commissions from the Insurance Agency and a minor gain from the sale of securities also helped noninterest income grow in the first six months of 2001 versus 2000.

Noninterest Expense

Total noninterest expense increased $110,000 in the second quarter of 2001 and $189,000 in the first six months of 2001 compared to 2000. Occupancy expenses were higher in each period due to depreciation and other costs related to the remodeling of the Bank's main office and two branch offices, which caused part of the growth in 2001. Higher consulting expense and the write-off of uncollectible insurance premium receivables at the Insurance Agency also contributed to the increase in the second quarter of 2001 compared to 2000.

FINANCIAL CONDITION

Securities

The investment securities portfolio decreased $174,000 in the second quarter of 2001 and has decreased $226,000 since the end of 2000. The slight decrease was primarily caused by principal paydowns on mortgage-backed securities. The Bank purchased two corporate bonds and sold several mortgage-backed securities for a gain of $8,000 in the second quarter of 2001. The Bank's Investment Committee continues to monitor the securities portfolio and plans to purchase securities when prudent. The Bank uses certain securities as collateral for repurchase agreements and plans to continue this practice as a low-cost source of funding. Securities also serve as a source of liquidity for deposit needs.

Loans

The total loan portfolio decreased $851,000 in the second quarter of 2001 and $3.2 million since December 31, 2000. Commercial loans dropped $400,000 in the quarter ended June 30, 2001 and $2.0 million since December 31, 2000. The Registrant's commercial loans balance has been affected by some large paydowns in 2001. Commercial loan demand has also been lessened by uncertainties regarding the local economy. Consumer loans increased $500,000 for the three months ended June 30, 2001, but have declined $700,000 since the end of 2000. The decrease in consumer loans in the first half of 2001 resulted from less reliance on indirect automobile loans. Mortgage loans have dropped $1.0 million in the second quarter of 2001 and $600,000 for the year. Most of the decrease in mortgage loans was due to wholesale mortgages. The Registrant discontinued the purchase of wholesale mortgages in late 2000. As a result, the balance of wholesale mortgages has fallen approximately $1.0 million since the end of 2000 to $5,052,000 as of June 30, 2001.

The Registrant's management believes that growth in all of the loan categories will continue to be a challenge in the second half of 2001. Borrower concerns about the local economy may continue to affect demand for both business and personal loans. The Bank's commercial loan officers plan to use a calling program to attempt to stimulate commercial loan demand. The consumer loan officers plan to promote home equity loans in the third and fourth quarters of 2001 to aid demand for direct consumer loans. The balance of the Registrant's mortgage loans may continue to decrease slightly in the remainder of 2001 since the Registrant plans to sell the majority of its loan originations in the secondary market.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors other nonperforming assets. These are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings; and (4) foreclosed real estate owned by the Bank. Balances of these nonperforming categories are as follows:
	June 30, 2001	December 31, 2000
Loans accounted for on a nonaccrual basis	$831,000	$1,019,000
Loans, not included in nonaccrual loans, which are contractually
past due 90 days or more as to interest or principal payments	826,000	1,053,000
Loans, not included in nonaccrual or loans past due 90 days or
more, which are considered troubled debt restructurings	111,000	108,000
Other real estate owned	622,000	126,000

Total	$2,390,000	$2,049,000

The increase in the balance of other real estate owned resulted from the transfer of one commercial loan and three real estate mortgage loans from nonperforming loans to other real estate owned in the second quarter of 2001.

Management maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $4,145,000 as of June 30, 2001, compared to $3,034,000 as of March 31, 2001 and $2,216,000 as of December 31, 2000. Approximately $1,600,000 of the increase from March 31, 2001 to June 30, 2001 was due to one loan added to the list due to concerns about the borrower's financial condition. No portion of the allowance for loan losses had been specifically allocated to these loans at June 30, 2001. However, the allowance for loan losses that has not been specifically allocated to individual loans is available for these potential problem loans.

Deposits and Other Funding Sources

Total deposits decreased $2.1 million in the second quarter of 2001 and $5.1 million since December 31, 2000. The reason for the change in total deposits was a decrease in brokered time deposits in the first two quarters of 2001. Brokered time deposits dropped $3.7 million in the second quarter of 2001 and have fallen $8.0 million since the end of 2000. The decrease in brokered time deposits reflects management's desire to replace its maturing wholesale funding with retail deposits as retail deposits carry a lower interest rate. Management has also emphasized non-time deposit products in the first half of 2001 in an attempt to attract lower-cost retail deposits. As a result, demand deposits and savings deposits have grown $1.7 million since the end of 2000. Management also plans to introduce a new checking account product in the third quarter of 2001 in an attempt to build demand deposits.

Outstanding advances from the Federal Home Loan Bank increased $2.3 million from March 31, 2001 and $6.8 million since December 31, 2000. The Bank has several long-term fixed-rate advances with maturities ranging from 2001 to 2005 and plans to replace these borrowings with local time deposits. The Bank cannot retire the advances without incurring significant prepayment penalties.

Shareholders' Equity

Total shareholders' equity increased $52,000 in the second quarter of 2001 and has grown $395,000 since the end of 2000. Equity growth resulted from retained earnings and $113,000 received from the issuance of common stock and an $82,000 increase in the balance of accumulated other comprehensive income. Total shareholders' equity as a percentage of assets was 8.91% as of June 30, 2001, compared to 8.93% as of March 31, 2001 and 8.75% as of December 31, 2000. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at June 30, 2001.

Capital Resources

The Registrant's management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents increased $1.6 million in the second quarter of 2001 and $4.1 million since the end of 2000. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds that can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. As of June 30, 2001, the Bank had $25,000,000 available under this line of credit. The Bank does not anticipate that the line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2001 caused net income to increase 3.3% if rates increased 200 basis points and to decrease 22.7% if rates decreased 200 basis points. The market value of shareholders' equity experienced an insignificant change in both a rising and declining interest rate environment. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 30, 2001, the Registrant issued 1,698 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $24,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 1, 2001, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the Annual Meeting for the respective term indicated:
	Term Expiring	Votes For	Votes Withheld	Broker Non-Votes
Frank G. Berris	2004	1,147,293	10,592	0
Lawrence D. Bradford	2004	1,148,080	9,805	0
Lewis G. Emmons	2004	1,118,503	39,382	0
Stuart Goodfellow	2004	1,148,080	9,805	0
Bruce A. Johnson	2002	1,147,293	10,592	0

Directors Jon E. Pike and Linda R. Pitsch continue their term through the 2002 Annual Meeting. Directors William F. Cutler, Paul L Johnson, and Andrew W. Zamiara continue their term until the 2003 Annual Meeting

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

2.	Reports on Form 8-K. One report on Form 8-K was filed during the three months ended June 30, 2001 as follows:

Date	Items Reported	Financial Statements

April 30, 2001	9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date August 14, 2001	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date August 14, 2001	/s/ Thomas L. Lampen Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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