Form 10-Q
period 2001-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2001-11-13
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

As of October 31, 2001, the Registrant had 1,466,388 shares of common stock outstanding.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q

		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in Shareholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2001	December 31, 2000
Assets
Cash and due from banks	$3,948,000	$4,896,000
Federal funds sold	3,300,000	0
Cash and cash equivalents	7,248,000	4,896,000

Securities available for sale	16,775,000	11,533,000
Other securities	2,620,000	2,620,000
Loans held for sale	580,000	458,000
Loans, net	168,656,000	173,217,000
Premises and equipment, net	5,118,000	5,365,000
Other assets	3,375,000	3,105,000
Total assets	$204,372,000	$201,194,000

Liabilities
Deposits - noninterest bearing	$14,420,000	$13,155,000
Deposits - interest bearing	123,632,000	124,549,000
Repurchase agreements	5,409,000	3,899,000
Federal funds purchased	0	3,650,000
Federal Home Loan Bank advances	39,773,000	36,207,000
Mandatory redeemable shares under Employee Stock Ownership Plan	13,000	6,000
Other liabilities	2,907,000	2,139,000
Total liabilities	186,154,000	183,605,000

Shareholders' Equity
Preferred stock: 100,000 shares authorized; 0 issued and outstanding	0	0
Common stock: 4,000,000 shares authorized; 1,465,407 issued and outstanding at September 30, 2001 and 1,385,609 at December 31, 2000 (after reduction for 486 mandatory redeemable shares under Employee Stock Ownership Plan)	13,446,000	13,317,000
Unallocated shares held by 401(k) and Employee Stock Ownership Plan	(73,000)	(82,000)
Retained earnings	4,533,000	4,222,000
Accumulated other comprehensive income	312,000	132,000
Total shareholders' equity	18,218,000	17,589,000
Total liabilities and shareholders' equity	$204,372,000	$201,194,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Interest income
Loans, including fees	$3,794,000	$4,104,000	$11,650,000	$11,907,000
Securities:
Taxable	103,000	114,000	305,000	360,000
Nontaxable	108,000	105,000	306,000	293,000
Other	31,000	1,000	63,000	2,000
Total interest income	4,036,000	4,324,000	12,324,000	12,562,000

Interest expense
Deposits	1,434,000	1,575,000	4,584,000	4,404,000
Federal Home Loan Bank advances	644,000	610,000	1,905,000	1,792,000
Other	38,000	91,000	137,000	340,000
Total interest expense	2,116,000	2,276,000	6,626,000	6,536,000

Net interest income	1,920,000	2,048,000	5,698,000	6,026,000
Provision for loan losses	225,000	225,000	675,000	550,000

Net interest income after provision for loan losses	1,695,000	1,823,000	5,023,000	5,476,000

Noninterest income
Customer service fees	187,000	153,000	521,000	439,000
Insurance commission income	304,000	340,000	924,000	946,000
Net gains on sales of securities	1,000	0	9,000	0
Mortgage loan sales and servicing	105,000	46,000	242,000	119,000
Other income	21,000	69,000	149,000	209,000
Total noninterest income	618,000	608,000	1,845,000	1,713,000

Noninterest expense
Salaries and benefits	946,000	864,000	2,632,000	2,517,000
Occupancy expense	325,000	346,000	1,028,000	980,000
Computer service expense	46,000	46,000	137,000	138,000
Other expense	507,000	455,000	1,586,000	1,446,000
Total noninterest expense	1,824,000	1,711,000	5,383,000	5,081,000

Income before income tax	489,000	720,000	1,485,000	2,108,000
Income tax expense	138,000	233,000	428,000	655,000

Net income	$351,000	$487,000	$1,057,000	$1,453,000

Comprehensive income	$449,000	$573,000	$1,237,000	$1,509,000

Basic and diluted earnings per share	$0.24	$0.33	$0.72	$1.00

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Common Stock	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2000	$13,264,000	$--	$3,677,000	$(53,000)	$16,888,000

Comprehensive income
Net income			1,453,000		1,453,000
Change in unrealized gains (losses)				56,000	56,000
Total comprehensive income					1,509,000

5,319 shares issued to employee benefit plans and directors	130,000				130,000
4,856 shares purchased by 401(k) and Employee Stock Ownership Plan		(91,000)			(91,000)
Fractional shares paid on five-for- four stock split	(4,000)				(4,000)
3,063 shares repurchased	(58,000)				(58,000)
Cash dividends			(732,000)		(732,000)

Balance, September 30, 2000	$13,332,000	$(91,000)	$4,398,000	$3,000	$17,642,000

Balance, January 1, 2001	$13,317,000	$(82,000)	$4,222,000	$132,000	$17,589,000

Comprehensive income
Net income			1,057,000		1,057,000
Change in unrealized gains (losses)				180,000	180,000
Total comprehensive income					1,237,000

10,471 shares issued to employee benefit plans and directors	146,000				146,000
486 shares committed to be released under Employee Stock Ownership Plan	(9,000)	9,000			0
Fractional shares paid for 5% stock dividend	(3,000)				(3,000)
332 shares repurchased	(5,000)				(5,000)
Cash dividends			(746,000)		(746,000)

Balance, September 30, 2001	$13,446,000	$(73,000)	$4,533,000	$312,000	$18,218,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities
Net income	$1,057,000	$1,453,000
Reconciling items:
Depreciation	589,000	516,000
Amortization	119,000	149,000
Provision for loan losses	675,000	550,000
Gain on sales of securities	(9,000)	0
Gain on sales of loans	(155,000)	(69,000)
Loans originated for sale	(13,904,000)	(4,813,000)
Proceeds from loan sales	14,059,000	4,414,000
Changes in:
Interest receivable and other assets	(357,000)	(505,000)
Interest payable and other liabilities	682,000	405,000
Net cash provided by operating activities	2,756,000	2,100,000

Cash flows from investing activities
Purchases of securities available for sale	(7,639,000)	(1,115,000)
Proceeds from sales of securities available for sale	1,998,000	0
Principal paydowns on securities available for sale	649,000	1,857,000
Net change in loans	3,764,000	(5,686,000)
Premises and equipment expenditures, net	(342,000)	(706,000)
Net cash used in investing activities	(1,570,000)	(5,650,000)

Cash flows from financing activities
Net change in deposits	348,000	6,939,000
Net change in short-term borrowings	(2,140,000)	(1,550,000)
Proceeds from Federal Home Loan Bank advances	9,250,000	5,000,000
Payments on Federal Home Loan Bank advances	(5,684,000)	(5,157,000)
Issuance of common stock	146,000	130,000
Repurchase of common stock	(5,000)	(150,000)
Cash dividends and fractional shares from stock dividends	(749,000)	(735,000)
Net cash provided by financing activities	1,166,000	4,477,000

Net change in cash and cash equivalents	2,352,000	927,000
Beginning cash and cash equivalents	4,896,000	3,998,000

Ending cash and cash equivalents	$7,248,000	$4,925,000

Cash paid for interest	$6,720,000	$6,489,000
Cash paid for income taxes	$335,000	$660,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). Intercompany transactions and balances have been eliminated in consolidation. Effective April 1, 2001, the Registrant's management closed the Travel Agency which did not have a material impact upon the consolidated financial statements for the three and nine months ended September 30, 2001.

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2001 and September 30, 2000, the Consolidated Statements of Changes in Shareholders' Equity and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2001 and September 30, 2000. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

Stock Transactions

On April 18, 2001, the Board of Directors declared a 5% stock dividend to shareholders of record as of May 22, 2001. The stock dividend was paid on June 12, 2001 and caused 69,290 shares to be issued to shareholders. On February 16, 2000, the Board of Directors declared a five-for-four stock split on the Registrant's common stock. The stock split caused one additional share of common stock to be issued for each four shares outstanding. The stock split was payable to shareholders of record as of April 27, 2000, and was paid on May 22, 2000.

A total of 3,729 shares of common stock were issued to the Board of Directors for a cash price of $53,000 under the terms of the Directors' Stock Purchase Plan in the first three quarters of 2001. A total of 2,692 shares were contributed to the Bank's 401(k) savings and retirement plan in the first three quarters of 2001 at a value of $39,000. A total of 3,957 shares of common stock were issued to shareholders for a cash price of $54,000 under the Dividend Reinvestment and Supplemental Purchase Plan. The Registrant repurchased 332 shares from shareholders in the first nine months of 2001.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000

Balance at beginning of period	$2,010,000	$1,963,000	$2,101,000	$1,907,000

Provision charged to expense	225,000	225,000	675,000	550,000
Recoveries of charged-off loans	49,000	25,000	148,000	86,000
Loans charged-off	(163,000)	(412,000)	(803,000)	(742,000)

Balance at end of period	$2,121,000	$1,801,000	$2,121,000	$1,801,000

Information regarding impaired loans follows:

	September 30, 2001	December 31, 2000

Loans with no allowance allocated	$386,000	$289,000
Loans with allowance allocated	405,000	635,000
Amount of allowance for loan losses allocated	61,000	189,000

	Nine months ended September 30,
	2001	2000

Average balance during the period	$975,000	$1,200,000
Interest income recognized thereon	13,000	44,000
Cash basis interest income recognized	12,000	39,000

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares has been adjusted for the 5% stock dividend paid in June 2001 and the five-for-four stock split paid in May 2000. A computation of basic earnings per share and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Basic Earnings Per Share
Net income available to common shareholders	$351,000	$487,000	$1,057,000	$1,453,000

Weighted average common shares outstanding	1,459,995	1,456,389	1,456,967	1,454,677

Basic earnings per share	$0.24	$0.33	$0.72	$1.00

Diluted Earnings Per Share
Net income available to common shareholders	$351,000	$487,000	$1,057,000	$1,453,000

Weighted average common shares outstanding	1,459,995	1,456,389	1,456,967	1,454,677
Plus dilutive stock options	185	1,994	92	2,616
Weighted average common shares outstanding and potentially dilutive shares	1,460,180	1,458,383	1,457,059	1,457,293

Diluted earnings per share	$0.24	$0.33	$0.72	$1.00

NOTE 4 -- IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No, 141, Business Combinations. SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling of interests method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only have an impact on the financial statements if the Registrant enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this statement, goodwill arising from prior and future business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Registrant is required to adopt this statement on January 1, 2002 and early adoption is not permitted. The adoption of this statement is not expected to have a material impact on the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes. Effective April 1, 2001, the Registrant's management closed ChoiceOne Travel, Inc. The effect of the closing of ChoiceOne Travel and its operations had an immaterial impact on the September 30, 2001 consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, recent events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income decreased $136,000 or 28% in the third quarter of 2001 compared to the same period in the prior year. Net income in the first nine months of 2001 decreased $396,000, or 27% from the same period in the prior year. Significantly reduced net interest margin and slightly higher noninterest expenses were partially offset by higher noninterest income for the quarter and nine months ended September 30, 2001.

The decrease in net interest income for the three months and nine months ended September 30, 2001 was primarily due to the Bank's interest-earning assets repricing downward faster than its interest-bearing deposits. The provision for loan losses made during the third quarter of 2001 equaled the amount provided for in the third quarter of 2000. Increased mortgage refinancing activity boosted gains received upon the sale of real estate mortgages into the secondary market. Slightly more deposit fees also helped noninterest income for the quarter ended September 30, 2001. Noninterest expense increased for the third quarter and year-to-date resulting primarily from higher depreciation due to the remodeling of the Bank's main office and two branch offices completed in 2000. Temporary labor and marketing expenses also contributed to slightly higher noninterest expense for the third quarter and year-to-date 2001 period versus the 2000 periods.

Return on average assets was 0.71% for the first nine months of 2001, compared to 0.99% for the same period in 2000. Return on average shareholders' equity was 7.83% for the first nine months of 2001, compared to 11.23% for the comparable period of 2000.

Dividends

Cash dividends of $248,000 were declared in the third quarter of 2001, or $0.17 per common share, which represented no change from the amount declared for the third quarter of 2000. The cash dividends paid in the first nine months of 2001 were $746,000 or $0.52 per common share, compared to $0.53 per common share paid in the same period in 2000. Per share amounts have been adjusted for the 5% stock dividend in 2001 and the five-for-four stock split in 2000. The cash dividend payout percentage was 71% for the first nine months of 2001, compared to 50% in the same period of 2000.

The Registrant declared a 5% stock dividend payable on the Registrant's common stock on April 18, 2001. The dividend, payable to shareholders of record as of May 22, 2001, was paid on June 12, 2001.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2001 and September 30, 2000. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)

	For the Nine Months Ended September 30,
	2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$173,361	$11,664	8.97%	$170,842	$11,919	9.30%
Taxable securities (2)	5,844	305	6.96	6,701	360	7.15
Nontaxable securities (1)(2)	8,310	464	7.44	7,750	444	7.53
Other	2,404	63	3.49	91	2	2.93

Interest-earning assets	189,919	12,496	8.77	185,384	12,725	9.15
Noninterest-earning assets	10,728			11,487

Total assets	$200,647			$196,871

Liabilities and shareholders' equity
Interest-bearing demand deposits	$27,891	624	2.98%	$26.204	673	3.42%
Savings deposits	7,896	70	1.18	7,874	70	1.19
Time deposits	85,642	3,890	6.06	83,637	3,661	5.84
Federal Home Loan Bank advances	40,040	1,905	6.34	36,943	1,792	6.47
Other	4,924	137	3.71	7,957	340	5.70

Interest-bearing liabilities	166,393	6,626	5.31	162,615	6,536	5.36
Demand deposits	14,687			14,713
Other noninterest-bearing liabilities	1,584			2,258
Shareholders' equity	17,983			17,285

Total liabilities and
shareholders' equity	$200,647			$196,871

Net interest income (tax-equivalent
basis) - interest spread		5,870	3.46%		6,189	3.79%

Tax equivalent adjustment (1)		(172)			(163)

Net interest income		$5,698			$6,026

Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.12%			4.45%

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)

	Nine Months Ended September 30,
	2001 Over 2000
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(255)	$98	$(353)
Taxable securities	(55)	(25)	(30)
Nontaxable securities (2)	20	18	2
Other	61	29	32

Net change in tax-equivalent income	(229)	120	(349)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(49)	17	(66)
Savings deposits	0	0	0
Time deposits	229	426	(197)
Federal Home Loan Bank advances	113	197	(84)
Other	(203)	(194)	(9)

Net change in interest expense	90	446	(356)

Net change in tax-equivalent net interest income	$(319)	$(326)	$7

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income decreased $319,000 in the first nine months of 2001 compared to the same period in 2000. Tax-equivalent net interest income decreased $125,000 for the quarter ended September 30, 2001. This is largely attributable to the cuts in short-term interest rates by the Federal Reserve Bank during 2001 and the Bank's assets repricing much faster than its deposits and other funding sources.

The average balance of loans has increased $2.6 million in the nine months ended September 30, 2001 compared to 2000. However, the interest rate cuts greatly reduced the yield on all loans originated in 2001 and floating rate commercial loans indexed to the prime rate. This caused interest income from loans to fall $255,000 for the nine months ended September 30, 2001, compared to the 2000 period. Slightly lower yields on the taxable investment security portfolio caused interest income to drop $55,000 from the period in 2000. A substantial balance in federal funds sold caused interest income from other interest bearing assets to rise $61,000 in 2001 versus 2000.

Higher rates paid on time deposits and a $2.0 million increase in average balances caused interest expenses to increase $229,000 in 2001 versus 2000. Lower rates paid on interest-bearing demand deposits more than offset the $1.7 million increase in average balances to decrease interest expense $49,000. A $3.1 million increase in average advances from the Federal Home Loan Bank caused interest expense to increase $113,000 in 2001. A substantial drop of $3.0 million in other interest bearing liabilities (primarily federal funds purchased) reduced interest expense by $203,000.

Table 1 shows that the net interest income spread was 3.46% for the first nine months of 2001, compared to 3.79% for the first nine months of 2000. The net interest income spread was 3.40% for the first quarter of 2001, and 3.52% for the second quarter of 2001. The slight improvement over the first quarter of 2001 was due to reduced rates paid on interest-bearing liabilities. Management expects a trend of lower-cost funding to continue for the remainder of 2001 and into early 2002. The average yield on interest-earning assets was 8.77% at September 30, 2001, compared to 8.97% at June 30, 2001, 8.97% at March 31, 2001, and 9.15% at September 30, 2000. The average rate on interest-bearing liabilities was 5.31% at September 30, 2001, compared to 5.45% at June 30, 2001, 5.56% at March 31, 2001 and 5.36% at September 30, 2000. The extreme drop in short-term rates affected the Registrant's assets more than its liabilities because assets repriced more frequently than its liabilities during the period from January 1, 2001 to September 30, 2001.

The Federal Reserve Bank's Open Market Committee (the "FOMC") has slashed the federal funds interest rate 350 basis points since December 2000. Many banks, including ChoiceOne Bank, have dropped their prime lending rate each time that the federal funds rate has been cut. Management believes that there is a possibility that the FOMC will continue with possible rate reductions until the national economy shows signs of improving. Although the Registrant cannot determine whether the FOMC may cut the federal funds interest rate in the fourth quarter of 2001, downward pressures on rates earned on loans and investments are expected to continue. Falling rates on interest-earning liabilities and steady rates on interest-bearing assets may slow or reverse the contraction in the Bank's net interest margin. Management plans to replace maturing brokered time deposits and advances from the Federal Home Loan Bank with local deposits, which tend to carry a lower interest rate. Management also intends to grow its commercial loan, consumer loan, and investment security portfolios in an attempt to improve net interest margin.

Provision and Allowance for Loan Losses

The provision for loan losses was $125,000 higher in the first nine months of 2001 than in the same period of 2000. The allowance for loan losses increased $111,000 for the third quarter and $20,000 since December 31, 2000. The allowance was 1.25% of total loans at September 30, 2001 compared to 1.17% at June 30, 2001, 1.25% at March 31, 2001, and 1.25% at December 31, 2000. The allowance for loan losses as a percentage of nonperforming assets was 79% as of September 30, 2001, compared to 84% at June 30, 2001, 98% as of March 31, 2001, and 76% as of December 31, 2000.

Charge-offs and recoveries of charged-off loans for the nine-month periods ended September 30 were:

	2001		2000
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$322,000	$29,000	$219,000	$2,000
Consumer	336,000	119,000	423,000	84,000
Mortgage	145,000	0	100,000	0
	$803,000	$148,000	$742,000	$86,000

Net charge-offs were almost identical to the period one year ago. Net commercial and mortgage loans charged-off in the first nine months of 2001 were $121,000 higher than the same period in 2000, however net consumer loans charged-off were down $122,000. Much of this improvement is due to additional personnel hired to focus upon collection efforts for delinquent or problem loans. Management expects that the amount of loan charge-offs for the fourth quarter of 2001 will be dependent on the extent to which business and consumer borrowers are affected by the local economy and other economic factors. As loan charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the remainder of 2001, the provision and allowance for loan losses will be adjusted as necessary.

Noninterest Income

Total noninterest income increased $10,000 in the third quarter and $132,000 in the first nine months of 2001 compared to the same periods in the prior year. Mortgage loan sales and servicing income rose $59,000 in the third quarter of 2001 and $123,000 in the first nine months of 2001 compared to 2000. The Bank's mortgage lenders anticipate more refinancing activity for the remainder of 2001. Higher service charges on deposit accounts contributed $53,000 and $82,000 for the quarter and nine months ended September 30, 2001, respectively. Commissions from the Insurance Agency dropped slightly in 2001 versus 2000 due to the loss of two producers.

Noninterest Expense

Total noninterest expense increased $113,000 in the third quarter of 2001 and $302,000 in the first nine months of 2001 compared to 2000. Occupancy expenses were higher in each period due to depreciation and other costs related to the remodeling of the Bank's main office and two branch offices completed in 2000. Higher consulting fees, more temporary labor, and additional marketing and advertising expenses during the third quarter also contributed to the increase in the third quarter of 2001 compared to 2000.

FINANCIAL CONDITION

Investment Securities

The investment securities portfolio increased $5.5 million during the third quarter of 2001 and $5.2 million since the end of 2000. The Bank purchased more investments to improve liquidity and reduce the amount of federal funds sold. Management moved to a new investment advisor during the quarter and along with the new advisor adopted a comprehensive Investment Policy in October 2001. The Bank's Investment Committee continues to monitor the investment securities portfolio and plans to purchase securities when deemed prudent. Certain securities are also used as collateral for repurchase agreements and management plans to continue this practice as a low-cost source of funding. Investment securities also serve as a source of liquidity for deposit needs.

Loans

The total loan portfolio decreased $1.2 million in the third quarter of 2001 and $4.4 million since December 31, 2000. Commercial and consumer loans have dropped $1.8 million and $1.1 million, respectively, in 2001. Demand for these types of loans has reduced due to many uncertainties regarding the local economy and national economy. Mortgage loans have dropped $1.5 million in 2001 primarily due to payoffs of wholesale mortgages. These mortgages total approximately $4.5 million as of September 30, 2001.

Management believes that future growth in commercial and consumer loans will be a challenge for the remainder of 2001. However, the refinancing boom of mortgage loans may continue as long as prevailing market rates remain favorable to borrowers. The Bank's mortgage loan portfolio may continue to decline slightly during this time since the majority of loan originations are sold as conforming mortgages to investors in the secondary market.

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

	September 30, 2001	December 31, 2000
Loans accounted for on a nonaccrual basis	$898,000	$1,019,000
Loans, not included in nonaccrual loans, which are contractually
past due 90 days or more as to interest or principal payments	948,000	1,503,000
Loans, not included in nonaccrual or loans past due 90 days or
more, which are considered troubled debt restructurings	117,000	108,000
Other real estate owned	724,000	126,000

Total	$2,687,000	$2,756,000

The increase in other real estate owned resulted from the transfer of one commercial loan and several mortgage loans in the second and third quarters of 2001.

Management also maintains a problem loan watch list where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $5,754,000 as of September 30, 2001, compared to $4,145,000, $3,034,000, and $2,216,000 as of June 30, 2001, March 31, 2001 and December 31, 2000, respectively. A total of $85,000 of the allowance for loan losses has been specifically allocated to these loans as of September 30, 2001, and the remainder of the allowance for loan losses is also available for these problem loans.

Deposits and Other Funding Sources

Total deposits have increased $5.5 million during the third quarter of 2001 and $0.4 million since December 31, 2000. The acquisition of several new municipal demand accounts were offset by maturing brokered time deposits in the first three quarters of 2001. Brokered time deposits have fallen $8.5 million since the end of 2000. The decrease in brokered time deposits reflects management's desire to replace its maturing wholesale funding with retail deposits. Management has focused upon growing transaction accounts in 2001 in an attempt to attract lower-cost retail deposits. As a result, demand deposits and savings deposits have grown $5.8 million since the end of 2000.

Outstanding advances from the Federal Home Loan Bank decreased $3.2 million from June 30, 2001, but have increased $3.6 million since December 31, 2000. The Bank has several long-term fixed-rate advances with maturities ranging from 2001 to 2005 and plans to replace these borrowings with local deposits. The Bank cannot retire the advances without incurring significant prepayment penalties.

Shareholders' Equity

Total shareholders' equity increased $234,000 in the third quarter of 2001 and has grown $629,000 since the end of 2000. Equity growth resulted from retained earnings and $146,000 received from the issuance of common stock and a $180,000 increase in unrealized gains on investment securities. Total shareholders' equity as a percentage of assets was 8.91% as of September 30, 2001, compared to 8.91% as of June 30, 2001, 8.93% as of March 31, 2001 and 8.75% as of December 31, 2000. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as well capitalized at September 30, 2001.

Capital Resources

The Registrant's management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents decreased $1.8 million in the third quarter of 2001 but have increased $2.3 million since the end of 2000. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds that can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago which is secured by commercial loans. As of September 30, 2001, the Bank had $25,000,000 available under this line of credit. The Bank does not anticipate that the line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 33 and 34 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 is here incorporated by reference.

Sensitivity to changes in interest rates moving upward or downward is monitored by the Bank's Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2001 caused net income to increase 5% if rates increased 200 basis points and to decrease 16% if rates decreased 200 basis points. The market value of shareholders' equity experienced an insignificant change in both a rising and declining interest rate environment. The Committee continues to monitor the effect of changes in interest rates upon the Bank's financial condition.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect any material changes in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2000. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Bank may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Bank's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Bank's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" in Item 2 of this report for a discussion of the limitations on the Registrant's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On August 15, 2001, the Registrant issued 948 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $14,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

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

2.	Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date November 13, 2001	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date November 13, 2001	/s/ Thomas L. Lampen
Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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