Form 10-K
period 2001-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2002-04-01
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

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
Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

As of February 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $21,139,000. This amount is based on the average of the bid and asked price of $14.38 per share for the registrant's stock as of such date.

As of February 28, 2002, the registrant had outstanding 1,470,028 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 8 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001.

Part III, Items 10 through 13 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 29, 2002.

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national economy; and local and global uncertainties created by the terrorist acts of September 11 and the current war on terrorism. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1. Business

General

ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2001, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective August 1, 1997, the Bank acquired all of the outstanding common stock of ChoiceOne Travel, Inc. (formerly Alpine Travel, Inc.), a travel agency with one location in Comstock Park, Michigan (the "Travel Agency"). Effective April 1, 2001, the Travel Agency discontinued operations. The Bank owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. During 2001, the Bank formed ChoiceOne Mortgage Company of Michigan which did not begin operations until January 2002.

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 81% of total revenues in 2001, 83% in 2000, and 82% in 1999. Interest on investment securities accounted for 5% of total revenues in 2001, 5% in 2000, and 6% in 1999.

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

The recapitalization of the Savings Association Insurance Fund ("SAIF") was accomplished through the enactment of The Deposit Insurance Funds Act of 1996. This legislation authorized the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF, in addition to institutions that are members of the SAIF. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF member institutions bore the cost of funding these interest payments.

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, electronic funds transfer laws, redlining laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

•

creates a new regulatory classification called a "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category to be further defined by regulation, are also authorized for financial holding companies. The Registrant has not elected to be treated as a financial holding company, but may do so in the future.

•

provides a system of functional regulation under which, with certain exceptions, activities of banks as securities brokers and investment advisors to mutual funds are subject to regulation and supervision by the Securities and Exchange Commission, eliminating exemptions that banks previously enjoyed. The effect of the laws is to "pushout" these activities into functionally regulated bank affiliates.

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

Although the GLB Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, certain details of implementing the changes authorized by the GLB Act continue to be the subject of regulations to be adopted by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

Bank holding companies may acquire banks and other bank holding companies located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state banking law. Banks may also establish interstate branch networks through acquisitions of and mergers with other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner of the Office of Financial and Insurance Services, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

Employees

As of February 28, 2002, the Bank employed 74 full-time equivalent employees (FTE's); the Insurance Agency employed 17 FTE's. The Registrant's only employees as of the same date were its four executive officers (who are also employed by the Bank). The Registrant, Bank, and Insurance Agency believe their relations with their employees are good.

Statistical Information

Additional statistical information describing the business of the Registrant appears on the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto incorporated by reference in Item 8 of this report.

The following statistical information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto incorporated by reference in this report.

Investment Portfolio

Presented below is the fair value of investment securities as of December 31, 2001 and 2000, a schedule of maturities of investment securities as of December 31, 2001, and the weighted average yields of investment securities as of December 31, 2001. Dollar amounts are presented in thousands.

	Investment Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2001	Fair Value at Dec. 31, 2000
U.S. Treasuries and U.S.
Government agencies	$1,009	$1,591	$--	$--	$2,600	$--
Obligations of states and
political subdivisions	1,025	3,526	4,531	1,409	10,491	8,417
Corporate bonds	--	2,300	--	--	2,300	--
Total debt securities	$2,825	$8,265	$5,436	$1,409	$15,391	$8,417

Mortgage-backed securities (1)	--	--	--	--	2,544	3,116
Equity securities (2)	--	--	--	--	330	--
Other securities (3)	--	--	--	--	2,620	2,620
Total securities	$2,825	$8,265	$5,436	$1,409	$20,885	$14,153

		Weighted average yields:
U.S. Treasuries and U.S.
Government agencies	3.72%	3.83%	--%	--%	3.79%
Obligations of states and
political subdivisions (4)	7.12	6.12	6.93	7.45	6.75
Corporate bonds	--	5.29	--	--	5.29
Mortgage-backed securities	--	--	--	--	6.19
Equity securities	--	--	--	--	7.96
Other securities	--	--	--	--	7.29

(1)	Mortgage-backed securities are not due at a specific date.
(2)	Equity securities are primarily corporate stocks and have no stated maturity.
(3)	Other securities are Federal Reserve Bank and Federal Home Loan Bank stock and have no stated maturity.
(4)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

The Bank did not hold investment securities from any one issuer at December 31, 2001, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Loan Portfolio

Information regarding the Bank's loan portfolio is presented below for each of the years listed as of December 31. Dollar amounts are presented in thousands.

	2001	2000	1999	1998	1997
Loan Components
Commercial	$ 69,390	$ 69,275	$ 68,524	$ 61,298	$ 52,896
Real estate mortgage -- construction	7,345	6,555	4,399	3,122	2,499
Real estate mortgage -- residential	55,568	65,778	58,884	45,611	43,715
Consumer	32,864	33,710	34,885	30,744	28,666
Total loans, gross	$165,167	$175,318	$166,692	$140,775	$127,776

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding real estate mortgage and installment loans) as of December 31, 2001. Also presented are loans over one year in maturity (excluding real estate mortgage and installment loans), classified according to the sensitivity to changes in interest rates as of December 31, 2001. Dollar amounts are presented in thousands.

Loan Type	Less than 1 year	1 year -- 5 years	More than 5 years	Total
Commercial	$34,399	$32,364	$ 2,627	$69,390
Real estate - construction	7,345	--	--	7,345
Totals	$41,744	$32,364	$ 2,627	$76,735

Loan Sensitivity to Changes in Interest Rates	Less than 1 year	1 year -- 5 years	More than 5 years	Total
Loans with fixed interest rates	$19,803	$24,386	$ 1,898	$46,087
Loans with floating or adjustable interest rates	21,941	7,978	729	30,648
Totals	$41,744	$32,364	$ 2,627	$76,735

(1)

Loan maturities are classified according to the contractual maturity date or the anticipated amortization period, whichever is appropriate. The anticipated amortization period is used in the case of loans where a balloon payment is due before the end of the loan's normal amortization period. At the time the balloon payment is due, the loan can either be rewritten or payment in full can be requested. The decision regarding whether the loan will be rewritten or a payment in full will be requested will be based upon the loan's payment history, the borrower's current financial condition, and other relevant factors.

Risk Elements

The following loans were classified as nonperforming as of December 31. Dollar amounts are presented in thousands:

	2001	2000	1999	1998	1997
Loans accounted for on a non-accrual basis	$855	$1,019	$1,322	$489	$753
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	1,316	1,503	667	419	195
Loans defined as "troubled debt restructurings"	120	108	60	62	27
Totals	$2,291	$2,630	$2,049	$970	$975

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on non-performing loans for the years presented. Dollar amounts are presented in thousands.

	2001	2000	1999	1998	1997
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$80	$51	$214	$103	$101
Interest on non-performing loans that was actually recorded when received	$20	$29	$157	$87	$65

Potential Problem Loans

At December 31, 2001, there was $6,637,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. A specific allocation of $274,000 from the allowance for loan losses had been provided for these loans as of December 31, 2001. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2001, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets

As of December 31, 2001, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period. Dollar amounts are presented in thousands.

	2001	2000	1999	1998	1997

Balance at January 1	$2,101	$1,901	$1,851	$1,567	$1,487

Charge-offs:
Commercial	597	284	275	204	206
Real estate - construction	109	100	--	--	--
Real estate - mortgage	84	--	--	--	6
Consumer	490	597	371	321	315
Total Charge-offs	1,280	981	646	525	527

Recoveries:
Commercial	43	2	15	3	13
Real estate - construction	5	--	--	--	--
Real estate - mortgage	--	--	--	--	--
Consumer	141	98	62	76	55
Total Recoveries	189	100	77	79	68

Net charge-offs	1,091	881	569	446	459

Additions charged to operations (1)	1,003	1,075	625	730	539

Balance at December 31	$2,013	$2,101	$1,907	$1,851	$1,567

Ratio of net charge-offs during the period to average loans outstanding during the period	0.63%	0.50%	0.38%	0.33%	0.39%

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

	2001	2000	1999	1998	1997
Loan category:
Commercial	$850	$775	$573	$572	$500
Real estate - construction	129	34	95	8	6
Real estate - mortgage	284	299	155	131	121
Consumer	706	907	873	834	685
Unallocated	44	86	211	306	255
Total allowance	$2,013	$2,101	$1,907	$1,851	$1,567

The following schedule presents the stratification of the loan portfolio by the amount outstanding as a percentage of total loans for the respective years ended December 31.

	2001	2000	1999	1998	1997
Loan category:
Commercial	42.49%	39.63%	40.84%	43.54%	41.40%
Real estate - construction	4.50	3.73	2.62	2.22	1.96
Real estate - mortgage	32.52	36.04	35.77	32.40	34.21
Consumer	20.49	20.60	20.77	21.84	22.43
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The increase from 2000 to 2001 in the allowance for loan losses allocated to commercial loans was based upon increased net charge-offs experienced and increased level of substandard or watch credits. The increase in the allocation to construction real estate loans was due to increased charge-offs experienced in 2001 and a larger construction portfolio at year-end. The allocation to real estate mortgages was slightly lower in 2001 based upon reduced delinquencies and non-accrual term mortgages offset by increased charge-offs of wholesale mortgages in 2001. The allocation to consumer loans was reduced due to decreased net charge-offs in 2001 and lower delinquency rates within the portfolio, particularly indirect installment loans.

Deposits

The following table illustrates the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2001. Dollar amounts are presented in thousands.

Maturing in less than 3 months	Maturing in 3 to 6 months	Maturing in 6 to 12 months	Maturing in more than 12 months	Total

$ 8,650	$ 4,878	$ 7,808	$ 6,072	$ 27,408

Return on Equity and Assets

The following schedule presents the ratios indicated for the years ended December 31, 2001, 2000, and 1999, respectively.

	2001	2000	1999
Return on assets (net income divided by average total assets)	0.73%	0.77%	1.10%

Return on equity (net income divided by average equity)	8.07%	8.79%	11.78%

Dividend payout ratio (dividends declared per share divided by net income per share)	68.24%	64.29%	46.57%

Equity to assets ratio (average equity divided by average total assets)	9.24%	8.74%	8.75%

Short-Term Borrowings

There were no categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2001, or 2000.

Item 2. Properties

The offices of the Bank and Insurance Agency as of February 28, 2002, were as follows:

Registrant's, Bank's and Insurance Agency's main office
     109 East Division, Sparta, Michigan
     Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office
     416 and 440 West Division, Sparta, Michigan
     Office is owned by the Bank and comprises 7,000 square feet.

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

Bank's branch office
     5228 Alpine Avenue NW, Comstock Park, Michigan
     Office is leased by the Bank. Approximately 1,600 square feet is occupied by the Bank.

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 28, 2002. The Registrant, Bank, and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Common Stock Information" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

On October 17, 2001, the Registrant issued 981 shares of common stock to its directors pursuant to Directors' Stock Purchase Plan for an aggregate cash price of $14,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Item 6.          Selected Financial Data

The information under the caption "Financial Highlights" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 24 through 31, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 31, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8.          Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 4 through 23, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference.

Item 9.          Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosure

Not applicable.

PART III

Item 10.          Directors and Executive Officers of the Registrant

The information under the captions "ChoiceOne's Board of Directors and Executive Officers" and "Related Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002, is incorporated herein by reference.

Item 11.          Executive Compensation

The information under the captions "Executive Compensation" and "ChoiceOne's Board of Directors and Executive Officers -- Compensation of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002, is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002, is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

The information under the caption "Related Matters -- Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002, is incorporated herein by reference.

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements. The following financial statements and independent auditors' report are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2001 and 2000.

		Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999.

		Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.

		Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

		Notes to Consolidated Financial Statements.

		Independent Auditors' Report dated March 7, 2002.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2001.

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

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis.

10.1	Agreement with James A. Bosserd. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2001. Here incorporated by reference.(1)

10.2

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan. (1) Previously filed as Exhibit 10.1 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2001.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Power of Attorney.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.

(b)          Reports on Form 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By /s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer	March 22, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	/s/ James A. Bosserd	President and Chief Executive Officer (Principal Executive Officer)	March 22, 2002
James A. Bosserd

	/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 20, 2002
Thomas L. Lampen

	/s/ Jon E. Pike	Chairman of the Board and Director	March 20, 2002
Jon E. Pike

	/s/ Linda R. Pitsch	Secretary and Director	March 20, 2002
Linda R. Pitsch

	/s/ Frank G. Berris	Director	March 20, 2002
Frank G. Berris

	/s/ Lawrence D. Bradford	Director	March 25, 2002
Lawrence D. Bradford

	/s/ William F. Cutler, Jr.	Director	March 20, 2002
William F. Cutler, Jr.

	/s/ Lewis G. Emmons	Director	March 20, 2002
Lewis G. Emmons

	/s/ Stuart Goodfellow	Director	March 20, 2002
Stuart Goodfellow

	/s/ Paul L. Johnson	Director	March 27, 2002
Paul L. Johnson

	/s/ Bruce A. Johnson	Director	March 29, 2002
Bruce A. Johnson

	/s/ Andrew W. Zamaira*	Director	March 22, 2002
Andrew W. Zamaira

*By	/s/ Thomas L. Lampen		March 29, 2002
Thomas L. Lampen Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Document

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

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis.

10.1	Agreement with James A. Brosserd. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2001. Here incorporated by reference.(1)

10.2

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan. (1) Previously filed as Exhibit 10.1 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2001.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Power of Attorney.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.