Form 10-Q
period 2002-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2002-05-15
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    X             No

As of April 30, 2002, the Registrant had outstanding 1,544,746 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4

	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2002 and 2001	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	6

	Notes to Interim Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	March 31, 2002 (Unaudited)	December 31, 2001
Assets
Cash and due from banks	$4,557,000	$4,931,000
Securities available for sale	17,167,000	18,265,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,620,000	2,620,000
Loans held for sale	571,000	656,000
Loans, net	169,007,000	163,154,000
Premises and equipment, net	4,831,000	5,061,000
Other real estate owned, net	1,072,000	710,000
Other assets	2,515,000	2,394,000
Total assets	$202,340,000	$197,791,000

Liabilities
Deposits - noninterest bearing	$15,141,000	$16,011,000
Deposits - interest bearing	121,542,000	119,964,000
Repurchase agreements	5,879,000	4,002,000
Federal funds purchased	4,250,000	2,900,000
Advances from Federal Home Loan Bank	35,612,000	35,125,000
Mandatory redeemable shares under Employee Stock
Ownership Plan, at fair value	20,000	20,000
Other liabilities	1,486,000	1,496,000
Total liabilities	183,930,000	179,518,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares
outstanding: none	0	0
Common stock; shares authorized: 4,000,000; Shares outstanding: 1,543,529 at March 31, 2002 and 1,541,091 at December 31, 2001	14,508,000	14,475,000
Unallocated shares held by 401(k) and Employee Stock Ownership Plan	(64,000)	(64,000)
Retained earnings	3,862,000	3,680,000
Accumulated other comprehensive income	104,000	182,000
Total shareholders' equity	18,410,000	18,273,000
Total liabilities and shareholders' equity	$202,340,000	$197,791,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
	2002	2001

Interest income
Loans, including fees	$3,349,000	$3,997,000
Securities
Taxable	142,000	106,000
Nontaxable	110,000	101,000
Other	1,000	11,000
Total interest income	3,602,000	4,215,000

Interest expense
Deposits	1,088,000	1,628,000
Federal funds purchased and repurchase agreements	44,000	53,000
Advances from Federal Home Loan Bank	517,000	629,000
Other	3,000	3,000
Total interest expense	1,652,000	2,313,000

Net interest income	1,950,000	1,902,000
Provision for loan losses	160,000	150,000

Net interest income after provision for loan losses	1,790,000	1,752,000

Noninterest income
Customer service fees	193,000	155,000
Insurance commission income	293,000	268,000
Gain on sales of securities	54,000	0
Gain on sales of loans	93,000	40,000
Loan servicing fees, net	55,000	17,000
Other income	95,000	97,000
Total noninterest income	783,000	577,000

Noninterest expense
Salaries and benefits	1,050,000	836,000
Occupancy	359,000	362,000
Professional services	97,000	100,000
Printing and postage	67,000	73,000
Data processing	68,000	46,000
Advertising and promotional	32,000	26,000
Other expense	304,000	280,000
Total noninterest expense	1,977,000	1,723,000

Income before income tax	596,000	606,000
Income tax expense	165,000	181,000

Net income	$431,000	$425,000

Basic earnings per common share and earnings per common share assuming dilution	$0.28	$0.28

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2001	1,527,633	$13,317,000	$(82,000)	$4,222,000	$132,000	$17,589,000

Comprehensive income
Net income				425,000		425,000
Net change in unrealized gain					95,000	95,000
Total comprehensive income						520,000

Issuance of shares to employee benefit plans and other	5,287	73,000				73,000
Cash dividends				(250,000)		(250,000)

Balance, March 31, 2001	1,532,920	$13,390,000	$(82,000)	$4,397,000	$227,000	$17,932,000

Balance, January 1, 2002	1,541,091	$14,475,000	$(64,000)	$3,680,000	$182,000	$18,273,000

Comprehensive income
Net income				431,000		431,000
Net change in unrealized gain					(78,000)	(78,000)
Total comprehensive income						353,000

Issuance of shares to employee benefit plans and other	2,438	33,000				33,000
Cash dividends				(249,000)		(249,000)

Balance, March 31, 2002	1,543,529	$14,508,000	$(64,000)	$3,862,000	$104,000	$18,410,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$431,000	$425,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	207,000	189,000
Amortization	69,000	37,000
Provision for loan losses	160,000	150,000
Gain on sales of securities	(54,000)	0
Gain on sales of loans	(93,000)	(45,000)
Loans originated for sale	(7,627,000)	(2,215,000)
Proceeds from loan sales	7,720,000	2,260,000
Net changes in:
Accrued interest receivable and other assets	196,000	52,000
Accrued interest payable and other liabilities	98,000	133,000

Net cash provided by operating activities	1,107,000	986,000

Cash flows from investing activities:
Securities available for sale:
Purchases	(1,293,000)	(100,000)
Sales proceeds	1,830,000	0
Principal payments	452,000	288,000
Net change in loans	(6,631,000)	2,214,000
Premises and equipment expenditures, net	(45,000)	(16,000)

Net cash provided by/(used in) investing activities	(5,687,000)	2,386,000

Cash flows from financing activities:
Net change in deposits	708,000	(2,699,000)
Net change in repurchase agreements	1,877,000	1,090,000
Net change in federal funds purchased	1,350,000	(3,650,000)
Proceeds from Federal Home Loan Bank advances	6,000,000	5,500,000
Payments on Federal Home Loan Bank advances	(5,513,000)	(926,000)
Issuance of common stock	33,000	73,000
Cash dividends	(249,000)	(250,000)

Net cash provided by/(used in) financing activities	4,206,000	(862,000)

Net change in cash and cash equivalents	(374,000)	2,510,000
Beginning cash and cash equivalents	4,931,000	4,896,000

Ending cash and cash equivalents	$4,557,000	$7,406,000

Cash paid for interest	$1,624,000	$2,310,000
Cash paid for income taxes	$0	$0
Loans transferred to other real estate	$703,000	$0

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"), and ChoiceOne Travel, Inc. (the "Travel Agency"). Intercompany transactions and balances have been eliminated in consolidation. The Mortgage Company was formed as a wholly owned subsidiary of the Bank on January 1, 2002. The Bank closed the Travel Agency on April 1, 2001.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001, and the Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2002 and March 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Stock Transactions

A total of 1,055 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $15,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2002. A total of 1,383 shares of common stock were issued to shareholders for a cash price of $18,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the quarter ended March 31, 2002.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months ended March 31,
	2002	2001

Balance at beginning of period	$2,013,000	$2,101,000

Provision charged to expense	160,000	150,000
Recoveries credited to the allowance	48,000	46,000
Loans charged-off	(139,000)	(120,000)

Balance at end of period	$2,082,000	$2,177,000

Information regarding impaired loans follows:
	March 31, 2002	December 31, 2001

Loans with no allowance allocated	$1,324,000	$718,000
Loans with allowance allocated	437,000	153,000
Amount of allowance for loan losses allocated	155,000	53,000

	Three Months ended March 31,
	2002	2001

Average balance during the period	$1,290,000	$923,000
Interest income recognized thereon	18,000	5,000
Cash basis interest income recognized	33,000	2,000

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. On April 17, 2002, the Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock. The dividend will be paid on May 31, 2002 to shareholders of record as of May 9, 2002. The weighted average number of shares outstanding has been adjusted for this stock dividend as well as the 5% stock dividend paid in 2001. A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended March 31,
	2002	2001
Basic Earnings Per Share:
Net income available to common
shareholders	$431,000	$425,000

Weighted average common
shares outstanding for basic
earnings per share	1,539,312	1,529,522

Basic earnings per share	$0.28	$0.28

Diluted Earnings Per Share:
Net income available to common
shareholders	$431,000	$425,000

Weighted average common
shares outstanding for basic
earnings per share	1,539,312	1,529,522
Plus dilutive effect of assumed
exercise of stock options	643	46

Weighted average common and
potentially dilutive common
shares outstanding	1,539,955	1,529,568

Diluted earnings per share	$0.28	$0.28

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"), and ChoiceOne Travel, Inc. (the "Travel Agency"). Effective April 1, 2001, the Registrant's management closed the Travel Agency. The effect of the closing of the Travel Agency and its operations up to the date of closing had an immaterial impact on the consolidated financial statements.

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income increased $6,000 or 1% in the first quarter of 2002 compared to the same period in 2001. The increase in net income was due to increased net interest income and increased noninterest income, offset by a higher provision for loan losses and growth in noninterest expense.

The slight increase in net interest income was primarily due to the yields on the Bank's deposits and other borrowings reducing faster than its interest-earning assets in the first quarter of 2002 compared to the same period a year ago. Gains from the sale of loans and investment securities along with more insurance commission income and customer service fees fueled growth in noninterest income. The slightly higher provision for loan losses in 2002 was primarily due to the increased level of nonperforming loans as of March 31, 2002. Noninterest expense rose due to the salaries and benefits to several new employees as well as higher commissions to mortgage producers and insurance agents based on increased production for the quarter ended March 31, 2002.

The return on average assets was 0.86% for the first three months of 2002, which was the same as the period a year ago. The return on average shareholders' equity was 9.41% for the first quarter of 2002, compared to 9.67% for the first quarter of 2001.

Dividends

Cash dividends of $249,000, or $0.16 per common share were declared in the first quarter of 2002, which is the same per share amount as the first quarter of 2001. The cash dividend payout percentage was 58% for the first three months of 2002, compared to 59% in the same period a year ago.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 17, 2002. The dividend will be paid May 31, 2002 to shareholders of record as of May 9, 2002. Earnings per share data for all periods presented have been adjusted for this stock dividend and the 5% stock dividend paid in 2001.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2002 and 2001, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates (Dollars in Thousands)
	Three Months Ended March 31,
	2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$168,384	$3,355	7.97%	$175,122	$4,001	9.14%
Taxable securities (2)	10,842	142	5.24	5,953	106	7.12
Nontaxable securities (1)(2)	9,299	167	7.17	8,328	152	7.28
Other	387	1	1.03	1,119	12	4.29
Interest-earning assets	188,912	3,665	7.76	190,522	4,270	8.97
Noninterest-earning assets	11,698			9,958
Total assets	$200,610			$200,480

Liabilities and Shareholders' Equity
Interest-bearing demand deposits	$35,318	161	1.82%	$26,496	230	3.47%
Savings deposits	8,206	20	0.97	5,805	22	1.52
Time deposits	76,945	907	4.72	89,184	1,376	6.17
FHLB advances	35,656	517	5.80	39,874	630	6.32
Other	8,447	47	2.23	4,998	55	4.40
Interest-bearing liabilities	164,572	1,652	4.02	166,357	2,313	5.56
Non-interest bearing demand
deposits	15,110			13,267
Other noninterest-bearing liabilities	2,616			3,101
Shareholders' equity	18,312			17,755
Total liabilities and
shareholders' equity	$200,610			$200,480

Net interest income (tax-equivalent
basis) - interest spread		2,013	3.74%		1,957	3.40%
Tax equivalent adjustment (1)		(63)			(55)
Net interest income		$1,950			$1,902
Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.26%			4.11%
________________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	Includes the effect of unrealized gains or losses on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax-Equivalent Net Interest Income (Dollars in Thousands)
	Three Months ended March 31,
	2002 Over 2001
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(645)	$(149)	$(496)
Taxable securities	36	70	(34)
Nontaxable securities (2)	15	17	(2)
Other	(11)	(5)	(6)
Net change in tax-equivalent income	(605)	(67)	(538)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(69)	95	(164)
Savings deposits	(2)	11	(13)
Time deposits	(469)	(106)	(363)
Federal Home Loan Bank advances	(113)	(44)	(69)
Other	(8)	41	(49)
Net change in interest expense	(661)	(3)	(658)
Net change in tax-equivalent net interest income	$56	$64	$(120)
__________________________
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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $56,000 in the first three months of 2002 compared to the same period in 2001. This is primarily because the Bank's interest-bearing deposits and other funding sources repriced downward slightly more than the Bank's interest-earning assets.

The average balance of loans has decreased $6.8 million in the three months ended March 31, 2002 compared to 2001. In addition, the interest rate cuts that occurred in 2001 greatly reduced the yield on all loans originated in 2001 and adjustable rate loans indexed to prime or the U.S. Treasury note rates. This caused interest income from loans to fall $645,000 for the three months ended March 31, 2002, compared to the period a year ago. The average balance of investment securities grew $5.8 million which offset the lower yields thereby causing interest income to increase $36,000 from the period a year ago. The Bank was primarily a purchaser of federal funds in the first quarter of 2002 as compared to 2001, when the Bank was selling federal funds. This caused a decrease of $11,000 in income from other interest bearing assets in 2002 versus 2001.

Lower rates paid on time deposits and a $12.3 million decrease in average balances caused interest expense to decrease $469,000 in 2002 versus 2001. A $4.2 million decrease in average advances from the Federal Home Loan Bank coupled with lower rates received on new advances caused the Bank's interest expense to decrease $113,000 in 2002. An $8.8 million increase in the average balance of interest-bearing demand deposits offset by lower rates allowed the Bank to decrease interest expense by $69,000 as compared to the period a year ago. The average balance of noninterest-bearing deposits increased approximately $2 million due to the acquisition of several new municipal accounts.

Table 1 shows that the net interest income spread was 3.74% for the first three months of 2002, compared to 3.40% for the first three months of 2001. The net interest income spread was 3.48% for the twelve months ended December 31, 2001. The average yield on interest-earning assets was 7.76% at March 31, 2002, compared to 8.97% at March 31, 2001. The average rate on interest-bearing liabilities was 4.02% at March 31, 2002, compared to 5.56% at March 31, 2001. The improvement over 2001 was primarily due to reduced rates paid on interest-bearing liabilities offset by the reduced yields earned on interest-bearing assets. Also, a change in the mix of deposits allowed management to be less dependent on wholesale funds. Management expects the trend of lower-cost funding to continue until possibly the third or fourth quarter of 2002.

The Federal Reserve Bank's Open Market Committee (the "FOMC") cut the federal funds interest rate 475 basis points since December 2000. Many banks, including ChoiceOne Bank, have dropped their prime lending rate each time that the federal funds rate has been cut. Management believes that there is a possibility that the FOMC will start to raise rates once the national economy stabilizes and inflationary pressures become a concern due to overall economic growth. The Registrant cannot determine if and when the FOMC may boost the federal funds interest rate, but it intends to grow its demand deposits as well as its commercial loan and investment security portfolios in an attempt to improve its net interest margin. The Bank also intends to pursue more fees from the Mortgage Company and the Insurance Agency to offset potential drops in the net interest margin.

Provision and Allowance for Loan Losses

The allowance for loan losses increased $69,000 from December 31, 2001 to March 31, 2002. The allowance was 1.21% of total loans at March 31, 2002, which was the same level at December 31, 2001. The allowance for loan losses as a percentage of nonperforming assets was 55% at March 31, 2002, compared to 88% at December 31, 2001. The provision for loan losses was $10,000 higher in the first three months of 2002 than in the same period of 2001 due to rising delinquent loans and a substantial increase in non-accrual loans. Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
	2002		2001
Loan Category	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$0	$1,000	$0	$5,000
Consumer	139,000	43,000	117,000	41,000
Mortgage	0	4,000	3,000	0
	$139,000	$48,000	$120,000	$46,000

The slight increase in total charge-offs from 2001 to 2002 was primarily attributable to consumer loans. The slight increase in recoveries on all loans resulted from the added personnel aiding the recovery of loans previously charged off. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2002, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $206,000 or 36% in the first quarter of 2002 compared to the same period in 2001. Gains on sales of loans provided $53,000 of the increase due to heavy volume in January 2002. Three investment securities were sold and replaced by alternative investments which resulted in a non-recurring portfolio gain of $54,000 for the quarter ended March 31, 2002. Customer service fees increased $38,000 due to a new program introduced to target customers who routinely have checks returned for non-sufficient funds. Increased mutual fund and annuity sales allowed insurance commissions to increase $25,000 in 2002 versus 2001.

Noninterest Expense

Total noninterest expense increased $254,000 or 15% in the first quarter of 2002 compared to the same quarter of 2001. Additional salaries, commissions and employee benefits accounted for $214,000 of the increase over the prior year. Eight new full-time equivalents along with the larger commissions generated by the mortgage originators and insurance agents attributed to the increase for the quarter ended March 31, 2002. An increase of $22,000 in data processing expense was due to the new imaged item processing system as well as the internet banking program.

FINANCIAL CONDITION

Investment Securities

The investment securities portfolio decreased $1.1 million from December 31, 2001 to March 31, 2002. An agency bond was called in March 2002, and some municipal bonds and corporate equities were sold during the quarter, but management also purchased several new security types to diversify the portfolio. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Investment securities also serve as a source of liquidity for deposit needs.

Loans

The loan portfolio has increased $5.9 million in the first quarter of 2002. Commercial and mortgage loans increased $4.0 million and $2.8 million, respectively, while consumer loans have dropped $1.1 million since December 31, 2001. Commercial loans have increased due to increased demand from local businesses and the addition of a new Senior Lender to the Bank. Mortgage loans have increased due to management's decision to retain new loan originations so as to offset current payoffs caused by heavy customer refinancing activity. Demand for consumer loans has been sluggish due to many uncertainties regarding the local and national economy.

Management believes that future loan growth will be a challenge for 2002. It also believes the wave of borrowers desiring to refinance has most likely subsided given that long term rates have stabilized. Management is attempting to penetrate various new markets in hopes of growing its loan portfolio.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of these nonperforming loans as of March 31, 2002 and December 31, 2001 were as follows:
	March 31, 2002	December 31, 2001

Loans accounted for on a nonaccrual basis	$2,184,000	$855,000
Loans contractually past due 90 days
or more as to principal or interest payments	1,468,000	1,316,000
Loans considered troubled debt restructurings	103,000	120,000
Total	$3,755,000	$2,291,000

Since December 31, 2001, nonaccrual loans have increased largely due to two commercial loans totaling $1,291,000 in which management believes the Bank holds sufficient collateral and does not anticipate a loss as these particular borrowers are in the process of refinancing. Management is diligently monitoring its delinquent borrowers in an attempt to offset future possible charge-offs. Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $5,237,000 as of March 31, 2002, compared to $5,424,000 as of December 31, 2001.

Deposits and Other Funding Sources

Total deposits increased approximately $708,000 in the first quarter of 2002. The increase was primarily due to modest growth in interest-bearing demand deposits and savings accounts offset by a slight decrease in noninterest-bearing demand deposits and time deposits. Federal funds purchased increased $1.3 million and repurchase agreements increased $1.9 million since December 31, 2001 to fund new loan growth. Advances from the Federal Home Loan Bank increased approximately $500,000 for the three months ended March 31, 2002.

The Registrant's management plans to continue to emphasize growth of deposits obtained from the Bank's local market areas. If local market deposit growth is insufficient to support loan growth and other operating needs in 2002, management anticipates that it will continue to use brokered time deposits and Federal Home Loan Bank advances to supplement the core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $137,000 in the first quarter of 2002. Equity growth resulted from retained earnings and proceeds from the sale of the Registrant's stock, offset by cash dividends paid to shareholders and a reduction in accumulated other comprehensive income.

Total shareholders' equity as a percentage of assets was 9.10% as of March 31, 2002, compared to 8.75% as of December 31, 2001. The increase in this ratio resulted from growth in shareholders' equity at a higher rate than that of total assets. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at March 31, 2002.

Capital Resources

The Registrant's management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents decreased $374,000 in the first quarter of 2002. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the Federal Home Loan Bank of Indianapolis (the "FHLB"). The Bank has available a secured line of credit with the Federal Reserve Bank of Chicago. The line is secured by commercial loans. Approximately $25,000,000 to $30,000,000 is available under the line of credit. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

Sensitivity to changes in interest rates moving upward or downward is monitored by the Bank's Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31,

2002 caused net income to decrease 2% if rates increased 200 basis points and to decrease 10% if rates decreased 175 basis points. As of March 31, 2002, the federal funds rate was 1.75% and the Committee believes the likelihood of this rate being reduced 175 basis points to zero is distinctly remote. The market value of shareholders' equity experienced an insignificant change in both a rising and declining interest rate environment. The Committee continues to monitor the effect of changes in interest rates upon the Bank's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 30 and 31 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2001. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In January 2002, the Registrant issued 1,005 shares of common stock, without par value, to the directors of the Registrant pursuant to the ChoiceOne Financial Services, Inc. Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date May 15, 2002	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date May 15, 2002	/s/ Thomas L. Lampen
Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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