Form 10-Q
period 2002-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2002-08-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

As of July 31, 2002, the Registrant had 1,547,857 shares of common stock outstanding.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001	3

	Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2002 and 2001 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	June 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and due from banks	$4,038,000	$4,931,000
Securities available for sale	19,468,000	18,265,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,620,000	2,620,000
Loans held for sale	651,000	656,000
Loans, net	170,611,000	163,154,000
Premises and equipment, net	4,582,000	5,061,000
Other real estate owned, net	1,076,000	710,000
Other assets	2,336,000	2,394,000
Total assets	$205,382,000	$197,791,000

Liabilities
Deposits - noninterest bearing	$15,924,000	$16,011,000
Deposits - interest bearing	124,231,000	119,964,000
Repurchase agreements	5,977,000	4,002,000
Federal funds purchased	2,500,000	2,900,000
Advances from Federal Home Loan Bank	36,612,000	35,125,000
Mandatory redeemable shares under Employee Stock Ownership Plan, at fair value	27,000	20,000
Other liabilities	1,374,000	1,496,000
Total liabilities	186,645,000	179,518,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,547,857 at June 30, 2002 and 1,541,091 at December 31, 2001	15,598,000	14,475,000
Unallocated shares held by 401(k) and Employee Stock Ownership Plan	(54,000)	(64,000)
Retained earnings	2,846,000	3,680,000
Accumulated other comprehensive income	347,000	182,000
Total shareholders' equity	18,737,000	18,273,000
Total liabilities and shareholders' equity	$205,382,000	$197,791,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$3,355,000	$3,859,000	$6,732,000	$7,856,000
Securities:
Taxable	152,000	96,000	293,000	202,000
Nontaxable	107,000	97,000	217,000	198,000
Other	0	21,000	1,000	32,000
Total interest income	3,614,000	4,073,000	7,243,000	8,288,000

Interest expense
Deposits	1,044,000	1,522,000	2,131,000	3,150,000
Advances from Federal Home Loan Bank	502,000	632,000	1,019,000	1,261,000
Federal funds purchased and repurchase agreements	42,000	40,000	86,000	93,000
Other	3,000	3,000	6,000	6,000
Total interest expense	1,591,000	2,197,000	3,242,000	4,510,000

Net interest income	2,023,000	1,876,000	4,001,000	3,778,000
Provision for loan losses	225,000	300,000	385,000	450,000

Net interest income after
provision for loan losses	1,798,000	1,576,000	3,616,000	3,328,000

Noninterest income
Customer service fees	280,000	179,000	521,000	334,000
Insurance commissions	315,000	333,000	628,000	625,000
Gain on sales of securities	0	8,000	54,000	8,000
Gain on sales of loans	93,000	78,000	186,000	128,000
Loan servicing fees, net	13,000	13,000	40,000	30,000
Other income	50,000	29,000	77,000	102,000
Total noninterest income	751,000	640,000	1,506,000	1,227,000

Noninterest expense
Salaries and benefits	987,000	850,000	2,037,000	1,686,000
Occupancy	472,000	341,000	831,000	703,000
Professional services	142,000	96,000	239,000	196,000
Printing, postage and supplies	73,000	76,000	140,000	149,000
Data processing	71,000	45,000	139,000	91,000
Advertising and promotional	50,000	69,000	82,000	95,000
Other expense	317,000	349,000	621,000	639,000
Total noninterest expense	2,112,000	1,826,000	4,089,000	3,559,000

Income before income tax	437,000	390,000	1,033,000	996,000
Income tax expense	127,000	109,000	292,000	290,000

Net income	$310,000	$281,000	$741,000	$706,000

Basic and diluted earnings per share	$0.20	$0.18	$0.48	$0.46

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2001	1,527,633	$13,317,000	$(82,000)	$4,222,000	$132,000	$17,589,000

Comprehensive income
Net income				706,000		706,000
Net change in unrealized gain					82,000	82,000
Total comprehensive income						788,000

Shares issued to employee benefit plans and other	8,523	113,000				113,000
Shares committed to be released under Employee Stock Ownership Plan	510	(9,000)	9,000			0
Shares repurchased	349	(5,000)				(5,000)
Stock dividend		1,002,000		(1,005,000)		(3,000)
Cash dividends				(498,000)		(498,000)

Balance, June 30, 2001	1,537,015	$14,418,000	$(73,000)	$3,425,000	$214,000	$17,984,000

Balance, January 1, 2002	1,541,091	$14,475,000	$(64,000)	$3,680,000	$182,000	$18,273,000

Comprehensive income
Net income				741,000		741,000
Net change in unrealized gain					165,000	165,000
Total comprehensive income						906,000

Shares issued to employee benefit plans and other	6,256	72,000				72,000
Shares committed to be released under Employee Stock Ownership Plan	510	(10,000)	10,000			0
Stock dividend		1,061,000		(1,064,000)		(3,000)
Cash dividends				(511,000)		(511,000)

Balance, June 30, 2002	1,547,857	$15,598,000	$(54,000)	$2,846,000	$347,000	$18,737,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$741,000	$706,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	531,000	389,000
Amortization	165,000	69,000
Provision for loan losses	385,000	450,000
Gain on sales of securities	(54,000)	(8,000)
Gain on sales of loans	(186,000)	(112,000)
Loans originated for sale	(12,218,000)	(7,920,000)
Proceeds from loan sales	12,404,000	8,490,000
Net changes in:
Accrued interest receivable and other assets	621,000	(108,000)
Accrued interest payable and other liabilities	(150,000)	925,000
Net cash provided by operating activities	2,239,000	2,881,000

Cash flows from investing activities:
Purchases of securities available for sale	(4,742,000)	(1,874,000)
Proceeds from sales of securities available for sale	3,005,000	1,788,000
Principal paydowns on securities available for sale	766,000	427,000
Net change in loans	(8,859,000)	2,307,000
Premises and equipment expenditures, net	(102,000)	(111,000)
Net cash provided by/(used in) investing activities	(9,932,000)	2,537,000

Cash flows from financing activities:
Net change in deposits	4,180,000	(5,104,000)
Net change in repurchase agreements	1,975,000	751,000
Net change in federal funds purchased	(400,000)	(3,350,000)
Proceeds from Federal Home Loan Bank advances	11,000,000	9,250,000
Payments on Federal Home Loan Bank advances	(9,513,000)	(2,425,000)
Issuance of common stock	72,000	113,000
Repurchase of common stock	0	(5,000)
Cash dividends and fractional shares from stock dividends	(514,000)	(501,000)
Net cash provided by/(used in) financing activities	6,800,000	(1,271,000)

Net change in cash and cash equivalents	(893,000)	4,147,000
Beginning cash and cash equivalents	4,931,000	4,896,000

Ending cash and cash equivalents	$4,038,000	$9,043,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,256,000	$4,596,000
Cash paid for income taxes	$290,000	$210,000
Loans transferred to other real estate	$1,022,000	$622,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). Effective April 1, 2001, the Registrant's management closed the Travel Agency. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2002 and June 30, 2001, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2002 and June 30, 2001, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2002 and June 30, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Stock Transactions

A total of 1,996 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $29,000 under the terms of the Directors' Stock Purchase Plan in the first two quarters of 2002. A total of 4,479 shares of common stock were issued to shareholders for a cash price of $46,000 under the Dividend Reinvestment and Supplemental Purchase Plan. Approximately 510 shares of common stock were released under the Employee Stock Ownership Plan.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the 2002 presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	For the three months ended June 30,		For the six months ended June 30,
	2002	2001	2002	2001

Balance at beginning of period	$2,082,000	$2,177,000	$2,013,000	$2,101,000

Provision charged to expense	225,000	300,000	385,000	450,000
Loans charged-off	(335,000)	(520,000)	(474,000)	(640,000)
Recoveries of charged-off loans	58,000	53,000	106,000	99,000

Balance at end of period	$2,030,000	$2,010,000	$2,030,000	$2,010,000

Information regarding impaired loans follows:
	June 30, 2002	December 31, 2001

Loans with no allowance allocated	$1,855,000	$718,000
Loans with allowance allocated	508,000	153,000
Amount of allowance for loan losses allocated	290,000	53,000

Information regarding impaired loans follows:
	Six Months ended June 30,
	2002	2001

Average balance during the period	$1,665,000	$711,000
Interest income recognized thereon	8,000	9,000
Cash basis interest income recognized	23,000	9,000

NOTE 3 - EARNINGS PER SHARE

A computation of the basic earnings per share and diluted earnings per share computations follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Basic Earnings Per Share
Net income available to common
shareholders	$310,000	$281,000	$741,000	$706,000

Weighted average common shares outstanding	1,542,448	1,530,992	1,544,214	1,528,074

Basic earnings per share	$0.20	$0.18	$0.48	$0.46

Diluted Earnings Per Share
Net income available to common
Shareholders	$310,000	$281,000	$741,000	$706,000

Weighted average common shares outstanding	1,542,448	1,530,992	1,544,214	1,528,074
Plus dilutive stock options	235	104	971	0

Weighted average common shares outstanding
and potentially dilutive shares	1,542,683	1,531,096	1,545,185	1,528,074

Diluted earnings per share	$0.20	$0.18	$0.48	$0.46

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Travel, Inc. (the "Travel Agency"). On April 1, 2001, the Registrant's management closed the Travel Agency. The effect of closing the Travel Agency has had an immaterial impact on the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

RESULTS OF OPERATIONS

Summary

Net income increased $29,000 or 10% in the second quarter of 2002 compared to the same period in 2001. Net income for the first six months of 2002 increased $35,000, or 5% from the same period in the prior year. The increase in net income was due to increased net interest income, a lower provision to the allowance for loan losses and increased noninterest income, offset by additional noninterest expense.

The increase in net interest income was primarily due to a change in the Bank's mix of interest bearing deposits for 2002 compared to the same period a year ago. Higher customer service fees, gains from the sale of loans and investment securities fueled growth in noninterest income. The lower provision to the allowance for loan losses was primarily due to the reduced level of net charge-offs in 2002 versus 2001. Noninterest expense rose due to the salaries and benefits for several new employees as well as higher commissions to mortgage originators based on increased loan production for the six months ended June 30, 2002. Higher occupancy expenses and professional services also boosted noninterest expense in 2002 over the prior year.

Return on average assets was 0.73% for the first six months of 2002, compared to 0.71% for the same period in 2001. Return on average shareholders' equity was 8.05% for the first half of 2002, compared to 7.97% for the comparable period of 2001.

Dividends

Cash dividends of $263,000, or $0.17 per common share were declared in the second quarter of 2002, which is $0.01 more than the per share amount declared in the second quarter of 2001. The cash dividends paid in the first six months of 2002 were $511,000 or $0.33 per common share, compared to $0.32 per common share in 2001. The cash dividend payout percentage was 69% for the first six months of 2002, compared to 71% in the same period a year ago.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 17, 2002. The dividend was paid May 31, 2002 to shareholders of record as of May 9, 2002. Earnings per share data for all periods presented have been adjusted for this stock dividend and the 5% stock dividend paid in 2001.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2002 and 2001, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Six Months Ended June 30,
	2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$170,434	$6,743	7.91%	$171,589	$7,864	9.17%
Taxable securities (2)	11,221	293	5.22	5,775	202	7.00
Nontaxable securities (1)(2)	9,166	329	7.17	8,259	300	7.26
Other	208	1	0.96	1,687	32	3.79

Interest-earning assets	191,029	7,366	7.71	187,310	8,398	8.97
Noninterest-earning assets	11,362			12,566

Total assets	$202,391			$199,876

Liabilities and shareholders' equity
Interest-bearing demand deposits	$34,890	316	1.81%	$26,444	424	3.21%
Savings deposits	8,478	41	0.97	7,743	46	1.19
Time deposits	78,662	1,774	4.51	86,643	2,680	6.19
Federal Home Loan Bank advances	35,883	1,019	5.68	39,720	1,260	6.34
Other	7,975	92	2.31	4,980	99	3.98

Interest-bearing liabilities	165,888	3,242	3.91	165,530	4,509	5.45
Demand deposits	15,605			14,512
Other noninterest-bearing liabilities	2,494			2,282
Shareholders' equity	18,404			17,552

Total liabilities and
shareholders' equity	$202,391			$199,876

Net interest income (tax-equivalent
basis) - interest spread		4,123	3.80%		3,889	3.52%

Tax equivalent adjustment (1)		(122)			(111)

Net interest income		$4,001			$3,778

Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.32%			4.15%

______________________
(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Six Months Ended June 30,
	2002 Over 2001
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(1,121)	$(53)	$(1,068)
Taxable securities	91	112	(21)
Nontaxable securities (2)	29	29	0
Other	(31)	(17)	(14)

Net change in tax-equivalent income	(1,032)	71	(1,103)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(108)	70	(178)
Savings deposits	(5)	2	(7)
Time deposits	(906)	(132)	(774)
Federal Home Loan Bank advances	(241)	(76)	(165)
Other	(6)	33	(39)

Net change in interest expense	(1,266)	(103)	(1,163)

Net change in tax-equivalent net interest income	$234	$174	$60

_________________
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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $234,000 in the first six months of 2002 compared to the same period in 2001. This is primarily because the Bank has increased the volume of checking accounts and investment securities. The Bank has also experienced a change in the deposit mix as more customers are shifting from high rate time deposits to demand deposits. The overall reduced rate earned on interest-earning assets has more than been offset by overall lower rates paid on deposits and other funding sources.

The average balance of loans has decreased $1.2 million in the six months ended June 30, 2002 compared to 2001. Additionally, the recent interest rate cuts have greatly reduced the yield earned on all loans originated in 2002 and existing variable rate loans indexed to prime or the U.S. Treasury note rates. This has caused interest income from loans to fall approximately $1.1 million for the six months ended June 30, 2002, compared to the period a year ago. The average balance of investment securities grew $6.4 million since June 2001, offset by lower earning yields thereby causing interest income to increase $120,000 from the period a year ago. The Bank was primarily a purchaser of federal funds in the first six months of 2002 as compared to 2001, when the Bank was selling federal funds. This caused a decrease of $31,000 in income from other interest bearing assets in 2002 versus 2001.

The mix of deposits has changed from June 2001 to June 2002 as interest-bearing demand deposits have increased $8.4 million, savings deposits increased $0.7 million, and time deposits have dropped $8.0 million. This change in the mix allowed the Bank to reduce interest expense by $60,000. In addition, the lower rates paid on all deposit types have caused interest expense to decrease approximately $1 million from the period a year ago. A $3.8 million decrease in average advances from the Federal Home Loan Bank coupled with lower rates paid on new advances caused the Bank's interest expense to decrease $241,000 in 2002.

Net interest income spread (from Table 1) was 3.80% for the first six months of 2002, compared to 3.52% for the first six months of 2001. The net interest income spread was 3.48% for the twelve months ended December 31, 2001, and 3.74% for the three months ended March 31, 2002. The average yield on interest-earning assets was 7.71% at June 30, 2002, compared to 8.97% at June 30, 2001. The average rate on interest-bearing liabilities was 3.91% at June 30, 2002, compared to 5.45% at June 30, 2001. The improvement over 2001 was primarily due to reduced rates paid on interest-bearing liabilities offset by the reduced yields earned on interest-bearing assets. Also, a change in the mix of deposits allowed management to be less dependent on wholesale funds. Management expects the trend of lower-cost funding to continue until possibly the end of 2002.

The Federal Reserve Bank's Open Market Committee (the "FOMC") has cut the federal funds interest rate 475 basis points since December 2000. Many banks, including ChoiceOne Bank, have dropped their prime lending rate each time that the federal funds rate has been cut. The Registrant cannot determine if and when the FOMC may boost the federal funds interest rate, but it intends to grow its demand deposits as well as its commercial loan and investment security portfolios in an attempt to improve its net interest margin. The Bank also intends to pursue more fees from the Mortgage Company and the Insurance Agency to offset potential drops in net interest margin.

Provision and Allowance for Loan Losses

The provision for loan losses was $65,000 lower in the first six months of 2002 than in the same period of 2001. This was lower due to a significant provision made in the second quarter of 2001 caused by higher net charge-offs a year ago. The allowance for loan losses decreased $52,000 from March 31, 2002 to June 30, 2002, but has increased $17,000 since the end of 2001. The allowance was 1.17% of total loans as of June 30, 2002, compared to 1.21% at March 31, 2002, and 1.21% at December 31, 2001. Charge-offs and recoveries of charged off loans for the six months ended June 30 were as follows:
	2002		2001
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$132,000	$13,000	$285,000	$5,000
Consumer	336,000	87,000	242,000	94,000
Mortgage	6,000	6,000	113,000	0
	$474,000	$106,000	$640,000	$99,000

The decrease in total charge-offs from 2001 to 2002 was primarily attributable to fewer commercial and mortgage loan charge-offs, offset by higher consumer loan charge-offs. In 2001, several commercial loans and one significant construction mortgage loan were written off as uncollectible. Indirect and credit card loans comprised the bulk of the charge-offs within consumer loans. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2002, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $111,000 or 17% in the second quarter and $279,000 or 23% in the first six months of 2002 compared to the same periods in the prior year. Customer service fees increased due to a new program introduced to target customers who routinely have checks returned for non-sufficient funds. Gains on sales of mortgage loans increased in 2002 due to additional volume originated and sold in the current year compared to the prior year. The sale of one equity investment resulted in a non-recurring portfolio gain of $49,000 for the six months ended June 30, 2002.

Noninterest Expense

Total noninterest expense increased $286,000 or 16% in the second quarter of 2002 and $530,000 or 15% in the first six months of 2002 compared to 2001. Salaries and benefits rose due to the addition of several new employees as well as higher commissions paid to mortgage producers based on increased production. Approximately $110,000 of additional occupancy expense was incurred due to the write-off of fixed assets related to closing the Bank's Plainfield office. Bank management declined to renew its current lease agreement as the office (opened in 1996) has not grown to a level sufficient enough to be profitable. Professional services increased over the prior year due to collection efforts towards delinquent or bankrupt borrowers as well as higher legal fees resulting from litigation with two former employees of the Insurance Agency. Data processing increased in 2002 due to a new check imaging system installed in third quarter of 2001 as well as the implementation of internet banking in late 2001.

FINANCIAL CONDITION

Investment Securities

The investment securities portfolio increased approximately $1.2 million from December 31, 2001 to June 30, 2002. A mix of government agencies, municipals and mortgage-backed securities were purchased to replace called agency bonds, maturing municipal bonds, and sold corporate equities. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Investment securities also serve as a source of liquidity for deposit needs.

Loans

The loan portfolio has increased approximately $7.4 million from December 31, 2001 to June 30, 2002. Commercial and mortgage loans increased $6.3 million and $2.1 million, respectively, while consumer loans have dropped $1.0 million since December 31, 2001. Commercial loans have increased due to increased demand from local businesses and the addition of a new Senior Lender and another commercial loan officer to the Bank. Mortgage loans have increased due to construction loans and management's decision to retain some loans to offset current payoffs caused by heavy customer refinancing activity. Demand for consumer loans has been sluggish due to many uncertainties regarding the local and national economy. Bank management has also reduced its penchant for funding indirect installment loans. While management believes that future loan growth will be a challenge for the remainder of 2002, it is attempting to further penetrate its existing markets in hopes of growing its loan portfolio.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of these nonperforming loans as of the dates indicated were as follows:
	June 30, 2002	December 31, 2001

Loans accounted for on a nonaccrual basis	$ 2,914,000	$ 855,000
Loans contractually past due 90 days
or more as to principal or interest payments	361,000	1,316,000
Loans considered troubled debt restructurings	82,000	120,000
Total	$ 3,357,000	$ 2,291,000

Since December 31, 2001, nonaccrual loans have increased largely due to two commercial loans totaling $1,285,000 in which management believes the Bank holds sufficient collateral and does not anticipate a loss. Management is diligently monitoring these and other delinquent borrowers in an attempt to offset future possible charge-offs. Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $5,413,000 as of June 30, 2002, compared to $5,237,000 as of March 31, 2002, and $5,424,000 as of December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans was 60% as of June 30, 2002, compared to 55% as of March 31, 2002, and 88% as of December 31, 2001.

Deposits and Other Funding Sources

Total deposits have increased approximately $4.2 million since the end of 2001. The increase was primarily due to $8.0 million in new brokered time deposits offset by $4.3 million in maturing local time deposits. Money market and savings accounts also increased slightly, offset by a reduction in interest-bearing checking accounts. Noninterest-bearing checking accounts have remained steady since December 2001. The balance of federal funds purchased decreased $0.4 million and repurchase agreements increased approximately $2.0 million since December 31, 2001 to fund new loan growth. Advances from the Federal Home Loan Bank ("FHLB") increased approximately $1.5 million for the six months ended June 30, 2002. The Bank obtained $11 million in new borrowings in 2002 which replaced approximately $9.5 million in maturing advances. The new advances are shorter in duration and carry a lower interest rate.

The Registrant's management plans to continue to emphasize growth of deposits obtained from the Bank's local market areas. If local market deposit growth is insufficient to support loan growth and other operating needs in 2002, management anticipates that it will continue to use brokered time deposits and advances from the FHLB to supplement the core deposit growth.

Shareholders' Equity

Total shareholders' equity increased $464,000 since the end of 2001. Equity growth resulted from retained earnings and proceeds from the sale of the Registrant's stock, plus an increase in accumulated other comprehensive income, offset by cash and stock dividends paid to shareholders. Total shareholders' equity as a percentage of assets was 9.12% as of June 30, 2002, compared to 9.24% as of December 31, 2001. The decrease in this ratio resulted from growth in shareholders' equity at a lower rate than growth in total assets. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at June 30, 2002.

Capital Resources

The Registrant's management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents decreased $0.9 million since the end of 2001. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposit growth from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the FHLB. The Bank also has a secured line of credit available from the Federal Reserve Bank. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2002 caused an insignificant change to net income if rates increased 200 basis points and decreased net income 15% if rates decreased 175 basis points. As of June 30, 2002, the federal funds rate was 1.75% and the Committee believes the likelihood of this rate being reduced 175 basis points to zero is distinctly remote. The market value of shareholders' equity decreased between 2% and 3% of total equity in both the upward and downward rate shock scenarios. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On April 25, 2002, the Registrant issued 991 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $14,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 29, 2002, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the Annual Meeting for the respective term indicated:
	Term Expiring	Votes For	Votes Withheld	Broker Non-Votes
James A. Bosserd	2003	1,177,895	12,202	0
Bruce A. Johnson	2005	1,169,127	20,970	0
Jon E. Pike	2005	1,169,127	20,970	0
Linda R. Pitsch	2005	1,177,895	12,202	0

Directors William F. Cutler, Jr., Paul L. Johnson, and Andrew W. Zamiara continue their term through the 2003 Annual Meeting. Directors Frank G. Berris, Lawrence D. Bradford, Lewis G. Emmons, and Stuart Goodfellow continue their term until the 2004 Annual Meeting.

At the 2002 Annual Meeting, the shareholders also approved the Employee Stock Purchase Plan. A total of 1,159,218 shares were voted for the proposal; 28,097 shares were voted against the proposal; and 2,782 shares abstained from voting. No broker non-votes were received on this proposal.

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

2.	Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date August 14, 2002	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date August 14, 2002	/s/ Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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