Form 10-Q
period 2002-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2002-11-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

As of October 31, 2002, the Registrant had 1,551,204 shares of common stock outstanding.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2002 (Unaudited) and December 31, 2001	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2002 and 2001 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES AND CERTIFICATIONS		18-20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Cash and due from banks	$4,292,000	$4,931,000
Short-term investments	100,000	0
Securities available for sale	19,888,000	18,265,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,620,000	2,620,000
Loans held for sale	6,071,000	656,000
Loans, net	174,828,000	163,154,000
Premises and equipment, net	4,561,000	5,061,000
Other real estate owned, net	791,000	710,000
Other assets	2,279,000	2,394,000
Total assets	$215,430,000	$197,791,000

Liabilities
Deposits - noninterest bearing	$15,478,000	$16,011,000
Deposits - interest bearing	128,908,000	119,964,000
Repurchase agreements	3,761,000	4,002,000
Federal funds purchased	7,500,000	2,900,000
Advances from Federal Home Loan Bank	38,888,000	35,125,000
Mandatory redeemable shares under Employee Stock Ownership Plan, at fair value	27,000	20,000
Other liabilities	1,720,000	1,496,000
Total liabilities	196,282,000	179,518,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,550,628 at September 30, 2002 and 1,467,706 at December 31, 2001	15,640,000	14,475,000
Unallocated shares held by 401(k) and Employee Stock Ownership Plan	(54,000)	(64,000)
Retained earnings	2,960,000	3,680,000
Accumulated other comprehensive income	602,000	182,000
Total shareholders' equity	19,148,000	18,273,000
Total liabilities and shareholders' equity	$215,430,000	$197,791,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans, including fees	$3,396,000	$3,794,000	$10,128,000	$11,650,000
Securities:
Taxable	155,000	103,000	448,000	305,000
Nontaxable	106,000	108,000	323,000	306,000
Other	0	31,000	1,000	63,000
Total interest income	3,657,000	4,036,000	10,900,000	12,324,000

Interest expense
Deposits	977,000	1,434,000	3,108,000	4,584,000
Advances from Federal Home Loan Bank	487,000	644,000	1,506,000	1,905,000
Federal funds purchased and repurchase agreements	43,000	34,000	129,000	127,000
Other	2,000	4,000	8,000	10,000
Total interest expense	1,509,000	2,116,000	4,751,000	6,626,000

Net interest income	2,148,000	1,920,000	6,149,000	5,698,000
Provision for loan losses	325,000	225,000	710,000	675,000

Net interest income after
provision for loan losses	1,823,000	1,695,000	5,439,000	5,023,000

Noninterest income
Customer service fees	263,000	187,000	784,000	521,000
Insurance commissions	391,000	307,000	1,019,000	932,000
Gain on sales of securities	1,000	1,000	55,000	9,000
Gain on sales of loans	186,000	68,000	372,000	196,000
Loan servicing fees, net	31,000	38,000	71,000	68,000
Other income	32,000	17,000	109,000	119,000
Total noninterest income	904,000	618,000	2,410,000	1,845,000

Noninterest expense
Salaries and benefits	1,101,000	946,000	3,138,000	2,632,000
Occupancy	424,000	325,000	1,255,000	1,028,000
Professional services	157,000	64,000	396,000	260,000
Printing, postage and supplies	59,000	73,000	199,000	222,000
Data processing	69,000	46,000	208,000	137,000
Advertising and promotional	33,000	55,000	115,000	150,000
Other expense	365,000	315,000	986,000	954,000
Total noninterest expense	2,208,000	1,824,000	6,297,000	5,383,000

Income before income tax	519,000	489,000	1,552,000	1,485,000
Income tax expense	142,000	138,000	434,000	428,000

Net income	$377,000	$351,000	$1,118,000	$1,057,000

Comprehensive income	$632,000	$449,000	$1,538,000	$1,237,000

Basic and diluted earnings per share	$0.24	$0.23	$0.72	$0.69

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2001	1,385,609	$13,317,000	$(82,000)	$4,222,000	$132,000	$17,589,000

Comprehensive income
Net income				1,057,000		1,057,000
Net change in unrealized gain					180,000	180,000
Total comprehensive income						1,237,000

Shares issued to employee benefit plans and other	10,471	146,000				146,000
Shares committed to be released under Employee Stock Ownership Plan	510	(9,000)	9,000			0
Shares repurchased	(332)	(5,000)				(5,000)
Stock dividend	69,149	1,002,000		(1,005,000)		(3,000)
Cash dividends				(746,000)		(746,000)

Balance, September 30, 2001	1,465,407	$14,451,000	$(73,000)	$3,528,000	$312,000	$18,218,000

Balance, January 1, 2002	1,467,706	$14,475,000	$(64,000)	$3,680,000	$182,000	$18,273,000

Comprehensive income
Net income				1,118,000		1,118,000
Net change in unrealized gain					420,000	420,000
Total comprehensive income						1,538,000

Shares issued to employee benefit plans and other	9,027	114,000				114,000
Shares committed to be released under Employee Stock Ownership Plan	510	(10,000)	10,000			0
Stock dividend	73,385	1,061,000		(1,064,000)		(3,000)
Cash dividends				(774,000)		(774,000)

Balance, September 30, 2002	1,550,628	$15,640,000	$(54,000)	$2,960,000	$602,000	$19,148,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,118,000	$1,057,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	761,000	589,000
Amortization	261,000	119,000
Provision for loan losses	710,000	675,000
Gain on sales of securities	(55,000)	(9,000)
Gain on sales of loans	(372,000)	(155,000)
Loans originated for sale	(22,043,000)	(13,904,000)
Proceeds from loan sales	17,000,000	14,059,000
Net changes in:
Accrued interest receivable and other assets	832,000	(357,000)
Accrued interest payable and other liabilities	12,000	682,000
Net cash provided by/(used in) operating activities	(1,776,000)	2,756,000

Cash flows from investing activities:
Purchases of securities available for sale	(5,242,000)	(7,639,000)
Proceeds from sales of securities available for sale	3,111,000	1,998,000
Principal payments on securities available for sale	1,090,000	649,000
Net change in loans	(13,431,000)	3,764,000
Premises and equipment expenditures, net	(261,000)	(342,000)
Net cash used in investing activities	(14,733,000)	(1,570,000)

Cash flows from financing activities:
Net change in deposits	8,411,000	348,000
Net change in repurchase agreements	(241,000)	1,510,000
Net change in federal funds purchased	4,600,000	(3,650,000)
Proceeds from Federal Home Loan Bank advances	16,000,000	9,250,000
Payments on Federal Home Loan Bank advances	(12,237,000)	(5,684,000)
Issuance of common stock	114,000	146,000
Repurchase of common stock	0	(5,000)
Cash dividends and fractional shares from stock dividends	(777,000)	(749,000)
Net cash provided by financing activities	15,870,000	1,166,000

Net change in cash and cash equivalents	(639,000)	2,352,000
Beginning cash and cash equivalents	4,931,000	4,896,000

Ending cash and cash equivalents	$4,292,000	$7,248,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,769,000	$6,720,000
Cash paid for income taxes	$375,000	$335,000
Loans transferred to other real estate	$1,047,000	$598,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2002 and September 30, 2001, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2002 and September 30, 2001, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2002 and September 30, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Stock Transactions

A total of 2,958 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $43,000 under the terms of the Directors' Stock Purchase Plan in the first three quarters of 2002. A total of 6,288 shares of common stock were issued to shareholders for a cash price of $71,000 under the Dividend Reinvestment and Supplemental Purchase Plan. Approximately 510 shares of common stock were released under the Employee Stock Ownership Plan.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 17, 2002. The dividend was paid May 31, 2002 to shareholders of record as of May 9, 2002. Earnings per share data for all periods presented have been adjusted for this stock dividend and the 5% stock dividend paid in 2001.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the 2002 presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	For the three months ended September 30,		For the nine months ended September 30,
	2002	2001	2002	2001

Balance at beginning of period	$2,030,000	$2,010,000	$2,013,000	$2,101,000

Provision charged to expense	325,000	225,000	710,000	675,000
Loans charged-off	(257,000)	(163,000)	(731,000)	(803,000)
Recoveries of charged-off loans	36,000	49,000	142,000	148,000

Balance at end of period	$2,134,000	$2,121,000	$2,134,000	$2,121,000

Information regarding impaired loans follows:
	September 30, 2002	December 31, 2001

Loans with no allowance allocated	$3,273,000	$718,000
Loans with allowance allocated	959,000	153,000
Amount of allowance for loan losses allocated	495,000	53,000

Information regarding impaired loans follows:
	Nine Months ended September 30,
	2002	2001

Average balance during the period	$2,325,000	$975,000
Interest income recognized thereon	29,000	13,000
Cash basis interest income recognized	47,000	12,000

NOTE 3 - EARNINGS PER SHARE

A computation of the basic earnings per share and diluted earnings per share follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Basic Earnings Per Share
Net income available to common
shareholders	$377,000	$351,000	$1,118,000	$1,057,000

Weighted average common shares outstanding	1,544,864	1,532,995	1,542,405	1,529,815

Basic earnings per share	$0.24	$0.23	$0.72	$0.69

Diluted Earnings Per Share
Net income available to common
Shareholders	$377,000	$351,000	$1,118,000	$1,057,000

Weighted average common shares outstanding	1,544,864	1,532,995	1,542,405	1,529,815
Plus dilutive stock options	1,394	194	1,075	97

Weighted average common shares outstanding
and potentially dilutive shares	1,546,258	1,533,189	1,543,480	1,529,912

Diluted earnings per share	$0.24	$0.23	$0.72	$0.69

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, the threat of terrorist attacks and ongoing war on terrorism has created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income increased $26,000 or 7% in the third quarter of 2002 compared to the same period in 2001. Net income for the first nine months of 2002 increased $61,000, or 6% from the same period in the prior year. The increase in net income was due to increased net interest income and increased noninterest income, offset by a higher provision for the allowance for loan losses and higher noninterest expense.

The increase in net interest income was primarily due to a change in the Bank's mix of interest bearing deposits for 2002 compared to the same period a year ago. Also, the rates paid on deposits and other funding sources fell faster than the yields earned on loans and securities. Higher customer service fees, insurance commissions, and gains from the sale of loans and securities fueled growth in noninterest income in 2002. The higher provision for loan losses was primarily due to rising levels of nonperforming and substandard loans. Noninterest expense rose due to the salaries and benefits for several new employees as well as higher commissions to mortgage originators based on increased loan production for the nine months ended September 30, 2002. Higher occupancy expenses and professional services also boosted noninterest expense in 2002 over the prior year.

Return on average assets was 0.73% for the first nine months of 2002, compared to 0.71% for the same period in 2001. Return on average shareholders' equity was 8.04% for the first nine months of 2002, compared to 7.83% for the comparable period of 2001.

Dividends

Cash dividends of $263,000, or $0.17 per common share were declared in the third quarter of 2002, compared to $0.16 per common share in 2001. The cash dividends paid in the first nine months of 2002 were $774,000 or $0.50 per common share which was the same amount paid per common share in 2001. The cash dividend payout percentage was 69% for the first nine months of 2002, compared to 71% in the same period a year ago.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 17, 2002. The dividend was paid May 31, 2002 to shareholders of record as of May 9, 2002. Earnings per share data for all periods presented have been adjusted for this stock dividend and the 5% stock dividend paid in 2001.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2002 and 2001, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$173,338	$10,145	7.80%	$173,361	$11,664	8.97%
Taxable securities (2)	11,380	448	5.25	5,844	305	6.96
Nontaxable securities (1)(2)	9,124	489	7.15	8,310	464	7.44
Other	157	1	0.85	2,404	63	3.49

Interest-earning assets	193,999	11,083	7.62	189,919	12,496	8.77
Noninterest-earning assets	11,497			10,728

Total assets	$205,496			$200,647

Liabilities and shareholders' equity
Interest-bearing demand deposits	$35,279	477	1.80%	$27,891	624	2.98%
Savings deposits	8,505	57	0.89	7,896	70	1.18
Time deposits	78,676	2,574	4.36	85,642	3,890	6.06
Federal Home Loan Bank advances	36,961	1,506	5.43	40,040	1,905	6.34
Other	8,903	137	2.05	4,924	137	3.71

Interest-bearing liabilities	168,324	4,751	3.76	166,393	6,626	5.31
Demand deposits	15,870			14,687
Other noninterest-bearing liabilities	2,750			1,584
Shareholders' equity	18,552			17,983

Total liabilities and
shareholders' equity	$205,496			$200,647

Net interest income (tax-equivalent
basis) - interest spread		6,332	3.86%		5,870	3.46%

Tax equivalent adjustment (1)		(183)			(172)

Net interest income		$6,149			$5,698

Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.35%			4.12%

________________

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Nine Months Ended September 30,
	2002 Over 2001
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(1,519)	$(1)	$(1,518)
Taxable securities	143	153	(10)
Nontaxable securities (2)	25	26	(1)
Other	(62)	(34)	(28)

Net change in tax-equivalent income	(1,413)	144	(1,557)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(147)	45	(192)
Savings deposits	(13)	1	(14)
Time deposits	(1,316)	(167)	(1,149)
Federal Home Loan Bank advances	(399)	(84)	(315)
Other	0	39	(39)

Net change in interest expense	(1,875)	(166)	(1,709)

Net change in tax-equivalent net interest income	$462	$310	$152

________________

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

Net Interest Income

As shown in Tables 1 and 2, tax equivalent net interest income increased $462,000 in the first nine months of 2002 compared to the same period in 2001. This is primarily because the Bank's interest-bearing liabilities have repriced downward faster than the Bank's interest-earning assets. The Bank has also experienced a change in the deposit mix as more customers are shifting from high rate time deposits to demand deposits. A slight increase in the volume of checking accounts and new securities purchased also helped interest margin over the prior year.

The average balance of loans has remained consistent in the nine months ended September 30, 2002 compared to 2001. Additionally, the lower interest rate environment has greatly reduced the yield earned on all new fixed rate loans originated in 2002 and certain variable rate loans indexed to prime or the U.S. Treasury note rates. This has caused interest income from loans to fall approximately $1.5 million for the nine months ended September 30, 2002, compared to the period a year ago. The average balance of investment securities grew $5.5 million since September 2001, offset by lower earning yields thereby causing interest income to increase $168,000 from the period a year ago. The Bank was primarily a purchaser of federal funds in the first nine months of 2002 as compared to 2001, when the Bank was selling federal funds. This caused a decrease of $62,000 in income from other interest-earning assets in 2002 versus 2001.

The mix of deposits has changed from September 2001 to September 2002 as interest-bearing demand deposits have increased $7.4 million, savings deposits have increased $0.6 million and time deposits have dropped $7.0 million. This change in the mix allowed the Bank to reduce interest expense by $121,000. In addition, the lower rates paid on all deposit types have caused interest expense to decrease approximately $1.4 million from the period a year ago. A $3.1 million decrease in average advances from the Federal Home Loan Bank coupled with lower rates paid on new advances caused the Bank's interest expense to decrease $399,000 in 2002.

Net interest income spread (from Table 1) was 3.86% for the first nine months of 2002, compared to 3.46% for the first nine months of 2001. The net interest income spread was 3.48% for the twelve months ended December 31, 2001; 3.74% for the three months ended March 31, 2002; and 3.80% for the six months ended June 30, 2002. The average yield on interest-earning assets was 7.62% at September 30, 2002, compared to 8.77% one year ago. The average rate on interest-bearing liabilities was 3.76% at September 30, 2002, compared to 5.31% one year ago. The improvement over 2001 was primarily due to reduced rates paid on interest-bearing liabilities offset by the reduced yields earned on interest-earning assets as well as a change in the mix of deposits. Management continues to emphasize growth of transaction accounts to replace high rate time deposits and other borrowings.

Provision and Allowance for Loan Losses

The provision for loan losses was $104,000 higher in the three months ended and $35,000 higher in the nine months ended September 30, 2002 compared to the same periods of 2001. This increased provision was due to rising levels of nonperforming and other substandard commercial loans. The allowance was 1.17% of total loans as of September 30, 2002, compared to 1.17% at June 30, 2002, 1.21% at March 31, 2002, and 1.21% at December 31, 2001.

Charge-offs and recoveries of charged-off loans for the nine months ended September 30 were as follows:
	2002		2001
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$254,000	$13,000	$322,000	$29,000
Consumer	471,000	123,000	336,000	119,000
Mortgage	6,000	6,000	145,000	0
	$731,000	$142,000	$803,000	$148,000

The slight decrease in year-to-date charge-offs from 2001 to 2002 was primarily attributable to fewer commercial and mortgage loan charge-offs, offset by higher consumer loan charge-offs. For the nine months ended September 30, 2002, indirect loans comprised 34% and credit cards comprised 16% of the charge-offs within consumer loans. Management has scaled back its indirect lending in 2002 and also entered into an agreement to sell its credit card portfolio by year-end. Management has also reduced its factored receivable financing which produced significant commercial loan charge-offs in 2001. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2002, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $286,000 or 46% in the third quarter and $565,000 or 31% in the first nine months of 2002 compared to the same periods in 2001. Customer service fees increased largely from a new program targeting customers who routinely have checks returned for non-sufficient funds. Insurance commissions increased slightly due to additional sales of annuity products from our brokerage area. Gains received from the sale of mortgage loans increased significantly since 2001 due to tremendous volume originated and sold in 2002. Much of the mortgage loans pertain to heavy refinancing activity driven by market forces. The sale of one equity investment resulted in a nonrecurring portfolio gain of $49,000 for the nine months ended September 30, 2002.

Noninterest Expense

Total noninterest expense increased $384,000 or 21% in the third quarter of 2002 and $914,000 or 17% in the first nine months of 2002 compared to 2001. Salaries and benefits rose due to the addition of several new employees as well as higher commissions paid to mortgage producers and insurance producers based on increased production. Approximately $200,000 of additional occupancy expense was incurred for the nine months ended September 30, 2002 due to the write-off of fixed assets related to closing the Bank's Plainfield office. Bank management declined to renew its current lease agreement as the office (opened in 1996) had not grown to a level sufficient enough to be profitable. Professional services increased over the prior year due to collection efforts towards delinquent or bankrupt borrowers as well as higher legal fees resulting from litigation with two former employees of the Insurance Agency. Data processing expense increased in 2002 due to a new check imaging system installed in 2001 as well as the implementation of internet banking in 2001. Other noninterest expense for 2002 also includes higher expenses over 2001 for items associated with the foreclosure and maintenance of other real estate owned.

FINANCIAL CONDITION

Securities

The securities portfolio increased approximately $1.6 million from December 31, 2001 to September 30, 2002. A mix of government agencies, municipals and mortgage-backed securities were purchased to replace called agency bonds, maturing municipal bonds, and sold corporate equities. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Securities also serve as a source of liquidity for deposit needs.

Loans

The loan portfolio has increased over $17 million from December 31, 2001 to September 30, 2002. Commercial and mortgage loans increased $11.9 million and $6.2 million, respectively, while consumer loans have dropped $1.0 million since the end of 2001. Commercial loans have increased due to increased demand from local businesses and the addition of a new Senior Lender and another commercial loan officer to the Bank. Mortgage loans have increased due to significantly more construction loans in the portfolio at September 30, 2002. Bank management anticipates that mortgage loans will decrease in the fourth quarter as over $5.5 million of mortgage loans are being held for sale. Demand for consumer loans has been sluggish due to many uncertainties regarding the local and national economy. Bank management has reduced its penchant for funding indirect installment loans due to credit quality concerns. The Bank has also entered into an agreement to sell its entire credit card portfolio ($522,000) in the fourth quarter of 2002. A small gain on the sale is expected.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors various nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of these nonperforming loans as of the dates indicated were as follows:
	September 30, 2002	December 31, 2001

Loans accounted for on a nonaccrual basis	$4,360,000	$855,000
Loans contractually past due 90 days
or more as to principal or interest payments	0	1,316,000
Loans considered troubled debt restructurings	72,000	120,000
Total	$4,432,000	$2,291,000

In the third quarter of 2002, management adopted a new policy which placed all loans contractually past due 90 days or more into a nonaccrual status. At September 30, 2002 nonperforming loans included one large commercial borrower for $1.4 million in which management believes the Bank holds sufficient collateral and does not anticipate a loss. Management is diligently monitoring these and other delinquent borrowers in an attempt to offset future possible charge-offs. Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $5,288,000 as of September 30, 2002, compared to $5,413,000 at June 30, 2002, $5,237,000 at March 31, 2002, and $5,424,000 at December 31, 2001. The allowance for loan losses as a percentage of nonperforming loans was 48% as of September 30, 2002, compared to 60% at June 30, 2002, 55% at March 31, 2002, and 88% at December 31, 2001.

Deposits and Other Funding Sources

Total deposits have increased approximately $8.4 million since the end of 2001. The increase was primarily due to $15.6 million in new brokered time deposits offset by $9 million in maturing local time deposits. Interest-bearing checking, money market and savings accounts also increased slightly. Noninterest-bearing checking accounts have remained steady since December 2001. The balance of federal funds purchased increased $4.6 million, offset by a lower balance of securities sold under agreements to repurchase since December 31, 2001. Advances from the Federal Home Loan Bank ("FHLB") increased approximately $3.8 million for the nine months ended September 30, 2002. The Bank obtained $16 million in new borrowings in 2002 which replaced approximately $12.2 million in maturing advances. The new advances are shorter in duration and carry a lower interest rate.

Bank management continues to emphasize growth of local deposits through its non-interest bearing checking accounts and recently enhanced money market account. If local market deposit growth is insufficient to support loan growth and other operating needs in 2002, management anticipates that it will continue to use federal funds, advances from the FHLB, and brokered time deposits to supplement its core deposit growth.

Shareholders' Equity and Capital Resources

Total shareholders' equity increased $0.9 million since the end of 2001. Equity growth resulted from retained earnings and proceeds from the sale of the Registrant's stock, plus an increase in accumulated other comprehensive income, offset by cash and stock dividends paid to shareholders. Total shareholders' equity as a percentage of assets was 8.89% as of September 30, 2002, compared to 9.24% as of December 31, 2001. The decrease in this ratio resulted from growth in shareholders' equity at a lower rate than growth in total assets. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at September 30, 2002.

The Registrant's management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity

Cash and cash equivalents decreased $0.6 million since the end of 2001. Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds which can be purchased from correspondent banks, and advances available from the FHLB. The Bank also has a secured line of credit available from the Federal Reserve Bank. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2002 increased net income 1% if rates increased 200 basis points and decreased net income 15% if rates decreased 175 basis points. As of September 30, 2002, the federal funds rate was 1.75% and the Committee believes the likelihood of this rate being reduced 175 basis points to zero is distinctly remote. The market value of shareholders' equity decreased between 3% and 4% in both the upward and downward rate shock scenarios. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

On November 6, 2002, the Federal Reserve Bank's Open Market Committee (the "FOMC") cut the discount rate 50 basis points citing concerns over growing uncertainty about the economy. The FOMC noted heightened geopolitical risk, stalled consumer spending and concerns over industrial production and unemployment levels. Management will attempt to offset the impact to interest income by lowering rates offered on its deposits relative to the Bank's market area. The Bank also intends to grow transaction accounts that are less rate sensitive than time deposits.

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

Item 4.  Controls and Procedures.

Within 90 days prior to the date of filing this report, an evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on that evaluation, the Registrant's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the time of such evaluation. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party to or to which any of their property is subject, except for proceedings which arose in the ordinary course of business. In the opinion of management, pending or current legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 2.  Changes in Securities and Use of Proceeds

On August 12, 2002, the Registrant issued 962 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $14,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K
1.	Exhibits. The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 2000. Here incorporated by reference.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

2.	Reports on Form 8-K. No reports on Form 8-K were filed during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date November14, 2002	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date November 14, 2002	/s/ Thomas L. Lampen Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James A. Bosserd, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ChoiceOne Financial Services, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.

The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer ChoiceOne Financial Services, Inc.

I, Thomas L. Lampen, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ChoiceOne Financial Services, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.

The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002 /s/ Thomas L. Lampen Thomas L. Lampen Chief Financial Officer and Treasurer ChoiceOne Financial Services, Inc.

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended September 30, 2000. Here incorporated by reference.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.