Form 10-K
period 2002-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2003-03-31
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
     Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes        No   X

As of June 28, 2002, the aggregate market value of Common Stock held by non-affiliates of the registrant was $21,864,000. This amount is based on an average bid price of $14.13 per share for the registrant's stock as of such date.

As of February 28, 2003, the registrant had 1,551,125 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 8 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002.

Part III, Items 10 through 13 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 24, 2003.

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national economy; and local and global uncertainties including current and future military actions. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.	Business

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2002, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective August 1, 1997, the Bank acquired all of the outstanding common stock of ChoiceOne Travel, Inc. (formerly Alpine Travel, Inc.), a travel agency with one location in Comstock Park, Michigan (the "Travel Agency"). Effective April 1, 2001, the Travel Agency discontinued operations. Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). The Bank also owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan.

The Registrant's business is primarily concentrated in a single industry segment - banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank's consumer loan department makes direct and indirect loans to consumers and purchasers of residential and real property. The Mortgage Company originates and sells a full line of conventional type mortgage loans for 1-4 family and multi-family residential real estate properties. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently the Bank serves these markets through four full-service offices and one office with drive-up facilities only. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 74%, 81%, and 83% of total revenues in 2002, 2001, and 2000 respectively. Interest on securities accounted for 6%, 5%, and 5% of total revenues in 2002, 2001, and 2000 respectively.

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

Supervision and Regulation
Banks and bank holding companies are extensively regulated. The Registrant is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Registrant's activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Registrant to acquire control of any additional bank holding companies, banks or other operating subsidiaries.

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

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") largely removed the restrictions that previously prevented affiliations among banks, securities firms, and insurance companies and provides for a system of functional regulation of the financial services industry. Among other provisions, the GLB Act:

•	repealed the restrictions on banks affiliating with securities firms contained in the depression-era Glass-Steagall Act.

•

created a new regulatory classification called a "financial holding company." A financial holding company may engage in a statutory list of financial activities, including insurance underwriting and agency activities, securities underwriting and brokerage activities, merchant banking, and insurance company portfolio investment activities. Other activities that are "complementary" to financial activities, a category defined by regulation, are also authorized for financial holding companies. The Registrant has not elected to be treated as a financial holding company, but may do so in the future.

•	created a new regulatory classification of a "financial subsidiary" with powers similar to financial holding companies.

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

Although the GLB Act repealed certain pre-existing statutory barriers to cross-industry affiliations and provides a structural framework for achieving the GLB Act's purposes, certain details of implementing the changes authorized by the GLB Act have been the subject of regulations adopted by the Federal Reserve Board, the Securities and Exchange Commission, and other federal agencies.

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

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Office of Financial and Insurance Services, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

Employees
As of February 28, 2003, the Bank employed 61 full-time equivalent employees (FTE's); the Insurance Agency employed 13 FTE's; and the Mortgage Company employed 11 FTE's. The Registrant's only employees as of the same date were its five executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Mortgage Company believe their relations with their employees are good.

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

Securities Portfolio
The amortized cost of securities at December 31 was as follows:
	2002	2001	2000
U.S. Treasuries and U.S. Government agencies	$4,597,000	$2,591,000	$--
States and municipalities	11,133,000	10,288,000	8,269,000
Mortgage-backed securities	1,456,000	2,509,000	3,066,000
Asset-backed securities	500,000	--	--
Corporate securities	2,991,000	2,602,000	--
Total	$20,677,000	$17,990,000	$11,335,000

The Registrant did not hold investment securities from any one issuer at December 31, 2002, which were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2002 and 2001, a schedule of maturities of securities as of December 31, 2002, and the weighted average yields of securities as of December 31, 2002. Dollar amounts are presented in thousands.
		Investment Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2002	Fair Value at Dec. 31, 2001
U.S. Treasuries and U.S.
Government agencies	$956	$3,744	$--	$--	$4,700	$2,600
Obligations of states and
political subdivisions	528	5,114	5,338	744	11,724	10,491
Asset-backed securities	508	--	--	--	508	--
Corporate bonds	--	2,859	--	--	2,859	2,300
Total debt securities	$1,992	$11,717	$5,338	$744	$19,791	$15,391

Mortgage-backed securities (1)	--	--	--	--	1,516	2,544
Equity securities (2)	--	--	--	--	184	330
Other securities (3)	--	--	--	--	2,620	2,620
Total securities	$1,992	$11,717	$5,338	$744	$24,111	$20,885

		Weighted average yields:
U.S. Treasuries and U.S.
Government agencies	3.66%	3.38%	--%	--%	3.44%
Obligations of states and
political subdivisions (4)	7.39	5.61	6.99	7.22	6.42
Asset-backed securities	3.27	--	--	--	3.27
Corporate bonds	--	4.94	--	--	4.94
Mortgage-backed securities	--	--	--	--	6.19
Equity securities	--	--	--	--	16.30
Other securities	--	--	--	--	6.06

______________

(1)	Mortgage-backed securities are not due at a specific date.
(2)	Equity securities are primarily corporate stocks and have no stated maturity.
(3)	Other securities are Federal Reserve Bank and Federal Home Loan Bank stock and have no stated maturity.
(4)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
Information regarding the Bank's loan portfolio is presented below for each of the years listed as of December 31. Dollar amounts are presented in thousands.

	2002	2001	2000	1999	1998
Loan Type
Commercial and agricultural	$85,658	$69,390	$69,275	$68,524	$61,298
Real estate mortgage -- construction	7,869	7,345	6,555	4,399	3,122
Real estate mortgage -- residential	50,996	55,568	65,778	58,884	45,611
Consumer	29,324	32,864	33,710	34,885	30,744
Total loans, gross	$173,847	$165,167	$175,318	$166,692	$140,775

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding real estate mortgage and installment loans) as of December 31, 2002. Also presented are loans over one year in maturity (excluding real estate mortgage and installment loans), classified according to the sensitivity to changes in interest rates as of December 31, 2002. Dollar amounts are presented in thousands.

	Less than 1 year	1 year - 5 years	More than 5 years	Total
Loan Type Commercial and agricultural	$42,660	$40,937	$ 2,061	$85,658
Real estate -- construction	7,869	--	--	7,869
Totals	$50,529	$40,937	$2,061	$93,527

	Less than 1 year	1 year - 5 years	More than 5 years	Total
Loan Sensitivity to Changes in Interest Rates Loans with fixed interest rates	$21,348	$27,333	$ 1,424	$50,105
Loans with floating or adjustable interest rates	29,181	13,604	637	43,422
Totals	$50,529	$40,937	$2,061	$93,527

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

Risk Elements
The following loans were classified as nonperforming as of December 31. Dollar amounts are presented in thousands:

	2002	2001	2000	1999	1998
Loans accounted for on a non-accrual basis	$ 2,522	$ 855	$ 1,019	$ 1,322	$ 489
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	210	1,316	1,503	667	419
Loans defined as "troubled debt restructurings"	48	120	108	60	62
Totals	$ 2,780	$ 2,291	$ 2,630	$ 2,049	$ 970

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on non-performing loans for the years presented. Dollar amounts are presented in thousands.

	2002	2001	2000	1999	1998
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 97	$ 80	$ 51	$ 214	$ 103
Interest on non-performing loans that was actually recorded when received	$ 48	$ 20	$ 29	$ 157	$ 87

Potential Problem Loans
At December 31, 2002, there was $6,987,000 of loans not disclosed above where some concern existed as to the borrowers' ability to comply with original loan terms. A specific allocation of $697,000 from the allowance for loan losses had been provided for these loans as of December 31, 2002. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2002, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
As of December 31, 2002, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period. Dollar amounts are presented in thousands.

	2002	2001	2000	1999	1998

Balance at January 1	$2,013	$2,101	$1,907	$1,851	$1,567

Charge-offs:
Commercial and agricultural	450	597	284	275	204
Real estate -- construction	--	109	100	--	--
Real estate -- mortgage	6	84	--	--	--
Consumer	801	490	597	371	321
Total charge-offs	1,257	1,280	981	646	525

Recoveries:
Commercial and agricultural	9	43	2	15	3
Real estate -- construction	--	5	--	--	--
Real estate -- mortgage	6	5	--	--	--
Consumer	170	141	98	62	76
Total recoveries	185	189	100	77	79

Net charge-offs	1,072	1,091	881	569	446

Additions charged to operations (1)	1,270	1,003	1,075	625	730

Balance at December 31	$2,211	$2,013	$2,101	$1,907	$1,851

Ratio of net charge-offs during the period to average loans outstanding during the period	0.62%	0.63%	0.50%	0.38%	0.33%

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

	2002	2001	2000	1999	1998
Loan category:
Commercial and agricultural	$1,412	$850	$775	$573	$572
Real estate -- construction	140	129	34	95	8
Real estate -- mortgage	212	284	299	155	131
Consumer	447	706	907	873	834
Unallocated	--	44	86	211	306
Total allowance	$2,211	$2,013	$2,101	$1,907	$1,851

The following schedule presents the stratification of the loan portfolio by the amount outstanding as a percentage of total loans for the respective years ended December 31.

	2002	2001	2000	1999	1998
Loan category:
Commercial and agricultural	49.27%	42.49%	39.63%	40.84%	43.54%
Real estate -- construction	4.53	4.50	3.73	2.62	2.22
Real estate -- mortgage	29.33	32.52	36.04	35.77	32.40
Consumer	16.87	20.49	20.60	20.77	21.84
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The increase from 2001 to 2002 in the allowance for loan losses allocated to commercial loans was significantly increased based upon a larger portfolio, an increased level of substandard or problem loans, and higher historical loss percentages. Many of the substandard or problem loans have a specific reserve allocated to them based upon a discounted present value of future expected cashflows. The allocation to construction real estate loans was maintained at roughly the same level as 2001 due to little change in the portfolio and charge-offs experienced in 2001 and 2000. The allocation to real estate term mortgages was slightly lower in 2002 based upon lower loan balances, reduced delinquencies and fewer charge-offs, offset by higher non-accrual loans at the end of 2002. The allocation to consumer loans was reduced due to lower loan balances, decreased delinquent and non-accrual loans, offset by higher historical charge-off percentages. The Bank sold its credit card portfolio in 2002 which also reduced the allowance allocated to consumer loans.

Deposits
The following table illustrates the maturities of time certificates of deposit issued in denominations of $100,000 or more as of December 31, 2002. Dollar amounts are presented in thousands.

Maturing in less than 3 months	Maturing in 3 to 6 months	Maturing in 6 to 12 months	Maturing in more than 12 months	Total

$ 9,231	$ 5,278	$ 13,838	$ 15,567	$ 43,914

Short-Term Borrowings
There were no categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2002, 2001 or 2000.

Return on Equity and Assets
The following schedule presents the ratios indicated for the years ended December 31, 2002, 2001, and 2000, respectively.

	2002	2001	2000
Return on assets (net income divided by average total assets)	0.79%	0.73%	0.77%

Return on equity (net income divided by average equity)	8.78%	8.07%	8.79%

Dividend payout ratio (dividends declared per share divided by net income per share)	63.30%	68.24%	64.29%

Equity to assets ratio (average equity divided by average total assets)	9.12%	9.24%	8.74%

Item 2.	Properties

The offices of the Bank, Insurance Agency, and Mortgage Company as of February 28, 2003, were as follows:

Registrant's, Bank's, Insurance Agency's, and Mortgage Company's main office:
     109 East Division, Sparta, Michigan
     Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office:
     416 and 440 West Division, Sparta, Michigan
     Office is owned by the Bank and comprises 7,000 square feet.

Bank's branch office and Insurance Agency's branch office:
     4170 Seventeen Mile Road, Cedar Springs, Michigan
     Office is owned by the Bank. Office comprises 3,000 square feet, of which 2,250 feet are occupied by the Bank and 750 feet are occupied by the Insurance Agency.

Bank's branch office:
     565 South State Street, Sparta, Michigan
     Office is leased by the Bank and comprises approximately 300 square feet.

Bank's branch office:
     5228 Alpine Avenue NW, Comstock Park, Michigan
     Office is leased by the Bank. Approximately 1,600 square feet is occupied by the Bank.

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 28, 2003. The Registrant, Bank, Insurance Agency, and Mortgage Company believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.

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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Common Stock Information" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

In October 2002, the Registrant issued 1,057 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Item 6.	Selected Financial Data

The information under the caption "Financial Highlights" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 24 through 31, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 31, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 4 through 23, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information under the captions "ChoiceOne's Board of Directors and Executive Officers" and "Related Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, is incorporated herein by reference.

Item 11.	Executive Compensation

The information under the captions "Executive Compensation" and "ChoiceOne's Board of Directors and Executive Officers - Compensation of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2002:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,314	$ 13.31	138,142
Equity compensation plans not approved by security holders	--	--	57,386
Total	20,314	$ 13.31	196,528

Equity compensation plans approved by security holders includes the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

The Amended and Restated Executive Stock Incentive Plan was approved by shareholders at the annual meeting of the Registrant on April 27, 2000. Key employees of the Registrant and its subsidiaries, as the Personal and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock. The Plan provides for a maximum of 107,108 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 86,794 shares may be made under this Plan.

The number of shares available for issuance under the Plan is equal to the number determined by the following formula: for the initial plan year, 5% of the total number of shares of common stock outstanding at the time the Plan became effective; plus (b) in each subsequent plan year, an additional number of shares of common stock not to exceed 2% of the number of shares of common stock outstanding as reported in the Registrant's Annual Report on Form 10-K for the fiscal year ending immediately before such plan year such that at the beginning of each plan year after the initial plan year there shall be available, in addition to any amount of shares remaining from the 5%

authorization for the initial plan year, a minimum number of shares equal to 2% of the number of shares of common stock outstanding; plus (c) there shall be carried forward and available for additional awards certain shares that are either unused, canceled or surrendered in connection with incentive awards.

The Employee Stock Purchase Plan was approved by shareholders at the annual meeting of shareholders on April 29, 2002. This Plan allows employees to purchase the Registrant's common stock at a ten percent discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 52,500 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 51,348 may be made under this Plan.

Equity compensation plans not approved by security holders consists of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 70,556 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 57,386 may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions

The information under the caption "Related Matters -- Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, is incorporated herein by reference.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements. The following financial statements and independent auditors' report are filed as part of this report:

Consolidated Balance Sheets at December 31, 2002 and 2001.

Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

Notes to Consolidated Financial Statements.

Report of Independent Auditors dated March 5, 2003.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2002.

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

4

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2001. Here incorporated by reference.

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

10.3	Directors' Stock Purchase Plan. (1) Previously filed as Exhibit 10.1 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2002.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

99.1	Certification.

______________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.

(b)          Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By /s/ James A. Bosserd	March 19, 2003
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	President and Chief Executive Officer (Principal Executive Officer)	March 19, 2003
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 19, 2003
Thomas L. Lampen

/s/ Jon E. Pike	Chairman of the Board and Director	March 19, 2003
Jon E. Pike

/s/ Linda R. Pitsch	Secretary and Director	March 19, 2003
Linda R. Pitsch

/s/ Frank G. Berris	Director	March 19, 2003
Frank G. Berris

/s/ Lawrence D. Bradford	Director	March 19, 2003
Lawrence D. Bradford

/s/ William F. Cutler, Jr.	Director	March 19, 2003
William F. Cutler, Jr.

/s/ Lewis G. Emmons	Director	March 19, 2003
Lewis G. Emmons

/s/ Stuart Goodfellow	Director	March 19, 2003
Stuart Goodfellow

/s/ Paul L. Johnson	Director	March 19, 2003
Paul L. Johnson

/s/ Bruce A. Johnson	Director	March 19, 2003
Bruce A. Johnson

/s/ Andrew W. Zamaira	Director	March 19, 2003
Andrew W. Zamaira

CERTIFICATIONS

I, James A. Bosserd, certify that:

1.	I have reviewed this annual on Form 10-K of ChoiceOne Financial Services, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer ChoiceOne Financial Services, Inc.

I, Thomas L. Lampen, certify that:

1.	I have reviewed this annual report on Form 10-K of ChoiceOne Financial Services, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.

The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

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

4

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2001. Here incorporated by reference.

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

10.3	Directors' Stock Purchase Plan. (1) Previously filed as Exhibit 10.1 to the Registrant's Form 10-QSB Quarterly Report for the quarter ended September 30, 1998. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2002.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

99.1	Certification.

__________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.