Form 10-Q
period 2003-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2003-05-15
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                   No     X

As of April 30, 2003, the Registrant had outstanding 1,554,856 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets at March 31, 2003 and December 31, 2002	3
	Consolidated Statements of Income for the three months ended March 31, 2003 and 2002	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	6
	Notes to Interim Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES AND CERTIFICATIONS		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$4,709,000	$5,621,000
Federal funds sold	0	850,000
Cash and cash equivalents	4,709,000	6,471,000

Short-term investments	100,000	100,000
Securities available for sale	25,134,000	21,491,000
Loans, net	161,580,000	171,636,000
Loans held for sale	3,251,000	1,214,000
Premises and equipment, net	4,316,000	4,449,000
Other real estate owned, net	1,960,000	1,867,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,620,000	2,620,000
Loan servicing rights, net	353,000	363,000
Intangible assets, net	37,000	226,000
Other assets	2,111,000	1,887,000
Total assets	$206,171,000	$212,324,000

Liabilities
Deposits - noninterest bearing	$16,446,000	$17,391,000
Deposits - interest bearing	131,431,000	135,388,000
Total deposits	147,877,000	152,779,000

Repurchase agreements	5,692,000	5,876,000
Federal funds purchased	2,050,000	0
Advances from Federal Home Loan Bank	29,277,000	32,791,000
Other liabilities	1,580,000	1,519,000
Total liabilities	186,476,000	192,965,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,554,784 at March 31, 2003 and 1,551,228 at December 31, 2002	15,695,000	15,645,000
Unallocated shares held by Employee Stock Ownership Plan	(45,000)	(45,000)
Retained earnings	3,464,000	3,222,000
Accumulated other comprehensive income	581,000	537,000
Total shareholders' equity	19,695,000	19,359,000
Total liabilities and shareholders' equity	$206,171,000	$212,324,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
	2003	2002
Interest income
Loans, including fees	$2,965,000	$3,319,000
Securities:
Taxable	164,000	142,000
Tax exempt	109,000	110,000
Other	1,000	1,000
Total interest income	3,239,000	3,572,000

Interest expense
Deposits	881,000	1,088,000
Advances from Federal Home Loan Bank	355,000	517,000
Other	23,000	47,000
Total interest expense	1,259,000	1,652,000

Net interest income	1,980,000	1,920,000
Provision for loan losses	170,000	160,000

Net interest income after
provision for loan losses	1,810,000	1,760,000

Noninterest income
Customer service fees	241,000	244,000
Insurance and brokerage commissions	299,000	313,000
Gain on sales of loans	169,000	94,000
Gain on sales of securities	0	54,000
Loan servicing fees, net	14,000	55,000
Other income	97,000	16,000
Total noninterest income	820,000	776,000

Noninterest expense
Salaries and benefits	1,012,000	1,030,000
Occupancy	323,000	380,000
Professional services	128,000	102,000
Printing, postage and supplies	67,000	67,000
Data processing	68,000	68,000
Advertising and promotional	28,000	32,000
Other expense	294,000	261,000
Total noninterest expense	1,920,000	1,940,000

Income before income tax	710,000	596,000
Income tax expense	204,000	165,000

Net income	$506,000	$431,000

Comprehensive income	$550,000	$353,000

Basic and diluted earnings per share	$0.33	$0.28

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2002	1,541,091	$14,475,000	$(64,000)	$3,680,000	$182,000	$18,273,000

Comprehensive income
Net income				431,000		431,000
Net change in unrealized gain					(78,000)	(78,000)
Total comprehensive income						353,000

Shares issued	2,438	33,000				33,000
Cash dividends				(249,000)		(249,000)

Balance, March 31, 2002	1,543,529	$14,508,000	$(64,000)	$3,862,000	$104,000	$18,410,000

Balance, January 1, 2003	1,551,228	$15,645,000	$(45,000)	$3,222,000	$537,000	$19,359,000

Comprehensive income
Net income				506,000		506,000
Net change in unrealized gain					44,000	44,000
Total comprehensive income						550,000

Shares issued	3,868	55,000				55,000
Shares repurchased	(312)	(5,000)				(5,000)
Cash dividends				(264,000)		(264,000)

Balance, March 31, 2003	1,544,784	$15,695,000	$(45,000)	$3,464,000	$581,000	$19,695,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$506,000	$431,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	151,000	207,000
Amortization	118,000	69,000
Provision for loan losses	170,000	160,000
Gain on sales of securities	0	(54,000)
Gain on sales of loans	(169,000)	(93,000)
Loans originated for sale	(7,477,000)	(7,627,000)
Proceeds from loan sales	5,545,000	7,720,000
Net changes in:
Accrued interest receivable and other assets	246,000	196,000
Accrued interest payable and other liabilities	38,000	98,000
Net cash provided by/(used in) operating activities	(872,000)	1,107,000

Cash flows from investing activities:
Purchases of securities available for sale	(4,347,000)	(1,293,000)
Proceeds from sales of securities available for sale	0	1,830,000
Principal payments on securities available for sale	712,000	452,000
Loan originations, net of repayments	9,341,000	(6,631,000)
Premises and equipment expenditures, net	(18,000)	(45,000)
Sale of insurance agency book of business	186,000	0
Net cash provided by/(used in) investing activities	5,874,000	(5,687,000)

Cash flows from financing activities:
Net change in deposits	(4,902,000)	708,000
Net change in repurchase agreements	(184,000)	1,877,000
Net change in federal funds purchased	2,050,000	1,350,000
Proceeds from Federal Home Loan Bank advances	4,500,000	6,000,000
Payments on Federal Home Loan Bank advances	(8,014,000)	(5,513,000)
Issuance of common stock	55,000	33,000
Repurchase of common stock	(5,000)	0
Cash dividends and fractional shares from stock dividends	(264,000)	(249,000)
Net cash provided by/(used in) financing activities	(6,764,000)	4,206,000

Net change in cash and cash equivalents	(1,762,000)	(374,000)
Beginning cash and cash equivalents	6,471,000	4,931,000

Ending cash and cash equivalents	$4,709,000	$4,557,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,236,000	$1,624,000
Cash paid for income taxes	$0	$0
Loans transferred to other real estate	$545,000	$703,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002, and the Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2003 and March 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Stock Based Compensation
Employee compensation expense under the Registrant's stock option plan is reported if options are granted below market price at the grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate the fair value.

The following pro forma information presents net income and earnings per share for the three months ended March 31, 2003 and 2002 had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was recognized for stock options in 2003 and 2002.
	Three Months Ended March 31,
	2003	2002
Net income as reported	$506,000	$431,000
Deduct: Stock-based compensation expense determined under fair value based method	6,000	3,000
Pro forma net income	500,000	428,000

Basic earnings per common share and diluted earnings per common share as reported	0.33	0.28
Pro forma basic earnings per common share and diluted earnings per common share	0.32	0.28

The pro forma effects are computed using an option pricing model and the following weighted average assumptions as of grant date:
	2003	2002
Risk-free interest rate	4.01%	4.71%
Expected option life (in years)	7	7
Expected stock price volatility	20.90%	20.90%
Dividend yield	4.67%	4.80%

In future periods, the pro forma effect of not applying the fair value method may increase if additional options are granted.

Stock Transactions
A total of 1,191 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $17,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2003. A total of 1,931 shares of common stock were issued to shareholders for a cash price of $28,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the quarter ended March 31, 2003. A total of 746 shares were issued to employees for a cash price of $10,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2003. A total of 312 shares were repurchased from shareholders at a cash price of $5,000 in the first quarter of 2003.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months ended March 31,
	2003	2002
Balance, beginning of period	$2,211,000	$2,013,000
Provision charged to expense	170,000	160,000
Recoveries credited to the allowance	97,000	48,000
Loans charged off	(384,000)	(139,000)
Balance, end of period	$2,094,000	$2,082,000

Information regarding impaired loans follows:
	March 31, 2003	December 31, 2002
Loans with no allowance allocated	$2,087,000	$1,041,000
Loans with allowance allocated	758,000	1,128,000
Amount of allowance for loan losses allocated	408,000	697,000

	Three Months ended March 31,
	2003	2002
Average balance during the period	$2,507,000	$1,290,000
Interest income recognized thereon	12,000	18,000
Cash basis interest income recognized	46,000	33,000

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding has been adjusted for the 5% stock dividend paid in 2002. A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended March 31,
	2003	2002
Basic Earnings Per Share:
Net income available to common
Shareholders	$506,000	$431,000

Weighted average common
shares outstanding for basic
earnings per share	1,549,314	1,529,522

Basic earnings per share	$0.33	$0.28

Diluted Earnings Per Share:
Net income available to common
shareholders	$506,000	$431,000

Weighted average common
shares outstanding for basic
earnings per share	1,549,314	1,529,522
Plus dilutive effect of assumed
exercise of stock options	520	46

Weighted average common and
potentially dilutive common
shares outstanding	1,549,834	1,529,568

Diluted earnings per share	$0.33	$0.28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company").

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. In addition, events relating to the ongoing war on terrorism, other potential terrorist acts, and military actions including the war in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income increased $75,000 or 17% in the first quarter of 2003 compared to the same period in 2002. The increase in net income was due to increased net interest income, increased noninterest income, and decreased noninterest expenses, offset by a slightly higher provision for loan losses.

The increase in net interest income was primarily due to a change in the Bank's mix of interest bearing deposits for 2003 compared to the same period a year ago. Also, the rates paid on deposits and other funding sources fell faster than the yields earned on loans and securities. Gains from the sale of loans and additional profit-sharing income at the Insurance Agency fueled the growth in noninterest income. The higher provision for loan losses was primarily due to a higher level of nonperforming and substandard loans as of March 31, 2003. Noninterest expense decreased slightly due to the sale of the Grand Rapids division of the Insurance Agency and the closure of the Bank's Plainfield office. Lower occupancy expenses were offset by higher professional fees in 2003 over the prior year.

The return on average assets was 0.97% for the first three months of 2003, compared to 0.86% for the period a year ago. The return on average shareholders' equity was 10.37% for the first quarter of 2003, compared to 9.41% for the first quarter of 2002.

Dividends
Cash dividends of $264,000, or $0.17 per common share were declared in the first quarter of 2003, which is $0.01 higher than the per share amount in first quarter of 2002. The cash dividend payout percentage was 52% for the first three months of 2003, compared to 58% in the same period a year ago.

The Registrant paid a 5% stock dividend on May 31, 2002. Earnings per share data for all periods presented have been adjusted for this dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2003 and 2002, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates (Dollars in Thousands)
	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 171,973	$ 2,968	6.90%	$ 168,384	$ 3,325	7.90%
Taxable securities (2)	15,304	164	4.29	10,842	142	5.24
Nontaxable securities (1) (2)	9,756	165	6.77	9,299	167	7.17
Other	464	1	0.86	387	1	1.03
Interest-earning assets	197,497	3,298	6.68	188,912	3,635	7.70
Noninterest-earning assets	10,766			11,698
Total assets	$ 208,263			$ 200,610

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 37,309	138	1.48%	$ 35,318	161	1.82%
Savings deposits	8,186	15	0.73	8,206	20	0.97
Time deposits	88,670	728	3.28	76,945	907	4.72
FHLB advances	29,247	355	4.86	35,656	517	5.80
Other	7,397	23	1.24	8,447	47	2.23
Interest-bearing liabilities	170,809	1,259	2.95	164,572	1,652	4.02
Noninterest-bearing demand deposits	16,078			15,110
Other noninterest-bearing liabilities	1,861			2,616
Shareholders' equity	19,515			18,312
Total liabilities and shareholders' equity	$ 208,263			$ 200,610

Net interest income (tax-equivalent basis) - interest spread		2,039	3.73%		1,983	3.68%
Tax-equivalent adjustment (1)		(59)			(63)
Net interest income		$ 1,980			$ 1,920
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.13%			4.20%

_______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.

Table 2 - Changes in Tax-Equivalent Net Interest Income (Dollars in Thousands)
	Three Months ended March 31, 2003 Over 2002
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(357)	$70	$(427)
Taxable securities	22	51	(29)
Nontaxable securities (2)	(2)	8	(10)
Other	0	0	0
Net change in tax-equivalent income	(337)	129	(466)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(23)	13	(36)
Savings deposits	(5)	0	(5)
Time deposits	(179)	185	(364)
Advances from Federal Home Loan Bank	(162)	(58)	(104)
Other	(24)	(3)	(21)
Net change in interest expense	(393)	137	(530)
Net change in tax-equivalent net interest income	$56	$(8)	$64

_______________
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

Net Interest Income
As shown in Tables 1 and 2, tax equivalent net interest income increased $56,000 in the first three months of 2003 compared to the same period in 2002. This is primarily because the Bank's interest-bearing deposits and other funding sources repriced downward slightly more than the Bank's interest-earning assets.

The average balance of loans increased $3.6 million in the three months ended March 31, 2003 compared to 2002. Loan refinancing and repricing more than offset the portfolio growth causing interest income on loans to fall $357,000 for the quarter ended March 31, 2003, compared to the period a year ago. The average balance of investment securities grew $4.9 million which offset slightly lower yields thereby causing interest income to increase $20,000 over 2002.

Lower rates paid on time deposits more than offset an $11.7 million increase in average time deposit balances which reduced interest expense $179,000 in 2003 versus 2002. A $6.4 million decrease in average advances from the Federal Home Loan Bank coupled with lower rates paid on existing advances caused the Bank's interest expense to drop $162,000 in the first quarter of 2003. Lower rates offset by a $2 million increase in the average balance of interest-bearing demand deposits lowered interest expense by $23,000. Interest expense on other borrowed funds decreased largely due to lower rates on federal funds purchased and repurchase agreements entered into during 2003.

Net interest income spread was 3.73% (shown in Table 1) for the first three months of 2003, compared to 3.68% for the first three months of 2002. This is a slight decrease from the net interest income spread of 3.79% for the twelve months ended December 31, 2002. The average yield received on interest-earning assets was down 102 basis points to 6.68% at March 31, 2003, and the average rate paid on interest-bearing liabilities was down 107 basis points to 2.95% at March 31, 2003. Lower rates offered on new loans originated were matched by lower rates paid on time deposits and advances from the Federal Home Loan Bank. Also, slight growth in interest bearing and noninterest-bearing demand deposits lowered the Bank's overall cost of funds in 2003 versus 2002.

Provision and Allowance for Loan Losses
The allowance for loan losses decreased $117,000 from December 31, 2002 to March 31, 2003. The provision for loan losses was $10,000 higher in the first three months of 2003 compared to 2002 due to an increase in nonaccrual loans during the quarter. Management believes that these nonaccrual loan balances were temporarily higher at March 31, 2003 and several have been returned to accrual status subsequent to the quarter ended. The allowance was 1.25% of total loans at March 31, 2003 compared to 1.27% at December 31, 2002. Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
	2003		2002
Loan Category	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$192,000	$13,000	$0	$1,000
Consumer	177,000	84,000	139,000	43,000
Mortgage	15,000	0	0	4,000
	$384,000	$97,000	$139,000	$48,000

The increase in total charge-offs from 2002 to 2003 was primarily attributable to one large commercial substandard credit for $150,000 that was completely charged off due to insolvency. This loan was 100% reserved for at the end of 2002. Consumer loan charge-offs increased slightly in 2003 versus 2002 reflecting continued local and national economic woes plaguing individual borrowers. Total recoveries in 2003 exceeded 2002 due in part to enhanced collection activities being utilized. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2003, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $44,000 or 6% in the first quarter of 2003 compared to the same period in 2002. Gains on sales of loans provided $75,000 of the increase due to heavy mortgage refinancing activity at the Mortgage Company. Offsetting this increase was a decline in loan servicing fees caused by accelerated amortization of mortgage servicing rights driven by the heavy mortgage refinancing environment. Other noninterest income included additional profit sharing income for the Insurance Agency and the reimbursement of certain legal fees incurred in 2002. No securities were sold during the first quarter of 2003. In 2002, the Registrant sold several securities for a non-recurring portfolio gain of $54,000.

Noninterest Expense
Total noninterest expense decreased $20,000 or 1% in the first quarter of 2003 compared to the first quarter of 2002. Fewer salaries, commissions and employee benefits due to the sale of the Grand Rapids division of the Insurance Agency in January 2003 accounted for part of the decrease from 2002. Occupancy expense was also lower due to the closure of the Bank's Plainfield office as well as the sale of the Grand Rapids division of the Insurance Agency. Professional fees were higher during the first quarter of 2003 due to increased legal fees related to collection matters caused by delinquent and substandard loans. Other noninterest expense increased $33,000 due to higher expenses on other real estate owned, additional mortgage banking fees, and some impairment loss realized on the Mortgage Company's mortgage servicing rights.

FINANCIAL CONDITION

Securities
The security portfolio increased $3.6 million from December 31, 2002 to March 31, 2003. A mix of agency bonds, mortgage-backed securities, and municipal bonds were purchased to use up excess liquidity created from significant loan payoffs received in the first quarter of 2003. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Investment securities also serve as a source of liquidity for deposit needs.

Loans
The loan portfolio (excluding loans held for sale) dropped $10.1 million during the first quarter of 2003. Commercial, consumer, and mortgage loans decreased $4.6 million, $2.7 million and $2.8 million, respectively. Commercial loans decreased due to reduced demand from local businesses and tightened credit standards for commercial borrowers. Consumer and mortgage loans decreased due to significant refinancing activity spurred by record low interest rates. Credit standards have also been tightened for consumer borrowers and the number of dealers providing indirect automobile and recreational vehicle loans to the Bank has been scaled back. Mortgage loans have decreased as a result of management's decision not to retain long-term fixed rate conforming loans. Conforming loans are sold to secondary market investors with servicing retained by the Mortgage Company.

Management anticipates that loan demand may increase when the local and national economies stabilize and begin to show signs of improvement. Management has also added two new loan officers and is attempting to penetrate various new markets in hopes of growing the loan portfolio.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors the various nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings. The balances of these nonperforming loans were as follows:
	March 31,	December 31,
	2003	2002
Loans accounted for on a nonaccrual basis	$ 4,266,000	$ 2,522,000
Loans contractually past due 90 days
or more as to principal or interest payments	42,000	210,000
Loans considered troubled debt restructurings	199,000	48,000
Total	$ 4,507,000	$ 2,780,000

The allowance for loan losses as a percentage of nonperforming loans was 46% at March 31, 2003, compared to 80% at December 31, 2002. Since December 31, 2002, nonaccrual loans have increased largely due to approximately $1.8 million of various commercial credits. Several of these loans were placed into nonaccrual status because the loans were not renewed by the borrower and payments were more than 90 days past due. Subsequent to March 31, 2003, several of these borrowers paid delinquent interest and principal and the loans were restored to an accrual basis. Nonaccrual loans are comprised of $2.6 million of commercial loans, $1.3 million of residential mortgages, and $0.4 million of consumer loans. Most of the commercial loans are secured by real estate or other equipment and management does not foresee any unexpected losses. Impaired loans are evaluated on an individual basis and specific allocations are made for loans whereby collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was

$8,496,000 as of March 31, 2003, compared to $6,987,000 as of December 31, 2002. The 22% increase from year-end is primarily due to two large commercial real estate loans that are well-secured.

Deposits and Other Funding Sources
Total deposits have decreased approximately $4.9 million since December 31, 2002. The decrease was primarily due to non-renewed time deposits. Money market accounts have grown approximately $1.6 million in the three months since year-end. Other demand and savings deposits dipped slightly for the quarter due to normal customer transactional activity. Federal funds purchased increased $2 million since December 31, 2002. Advances from the Federal Home Loan Bank were paid down approximately $3.5 million from excess liquidity provided by significant loan payoffs received in the quarter ended March 31, 2003.

Shareholders' Equity
Total shareholders' equity increased slightly in the first quarter of 2003. Growth resulted from current year income and proceeds from the sale of the Registrant's stock, offset by cash dividends paid to shareholders. Total shareholders' equity as a percentage of assets was 9.55% as of March 31, 2003, compared to 9.12% as of December 31, 2002. The increase in this ratio resulted from growth in shareholders' equity and a reduction in total assets during the quarter. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at March 31, 2003.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "ALCO Committee"). The ALCO Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31, 2003 increased net income 8% if rates increased 200 basis points and decreased net income 8% if rates decreased 100 basis points. The market value of shareholders' equity decreased 2% when rates were shocked 200 points upward and remained flat if rates were shocked 100 points downward. The ALCO Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 30 and 31 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2002. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

Item 2.  Changes in Securities and Use of Proceeds.

On January 28, 2003, the Registrant issued 1,191 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $17,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.

          2.          Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date May 15, 2003	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date May 15, 2003	/s/ Thomas L. Lampen
Thomas L. Lampen Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, James A. Bosserd, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of ChoiceOne Financial Services, Inc.;

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

Date: May 15, 2003 /s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer ChoiceOne Financial Services, Inc.

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

Date: May 15, 2003 /s/ Thomas L. Lampen Thomas L. Lampen Chief Financial Officer and Treasurer ChoiceOne Financial Services, Inc.

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

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 34-47551.