Form 10-Q
period 2003-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2003-08-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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
Yes                   No     X

As of July 31, 2003, the Registrant had outstanding 1,559,108 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Income for the three and six months ended June 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2003 and 2002 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$4,752,000	$5,621,000
Federal funds sold	0	850,000
Cash and cash equivalents	4,752,000	6,471,000

Short term investments	100,000	100,000
Securities available for sale	31,215,000	21,491,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,711,000	2,620,000
Loans held for sale	3,897,000	1,214,000
Loans, net (of allowance of $2,108,000 and $2,211,000)	156,276,000	171,636,000
Premises and equipment, net	4,268,000	4,449,000
Other real estate owned, net	1,824,000	1,867,000
Loan servicing rights, net	377,000	363,000
Intangible assets, net	33,000	226,000
Other assets	1,664,000	1,887,000
Total assets	$207,117,000	$212,324,000

Liabilities
Deposits - noninterest bearing	$18,616,000	$17,391,000
Deposits - interest bearing	130,158,000	135,388,000
Total deposits	148,774,000	152,779,000

Repurchase agreements	5,294,000	5,876,000
Federal funds purchased	5,350,000	0
Advances from Federal Home Loan Bank	25,777,000	32,791,000
Other liabilities	1,704,000	1,519,000
Total liabilities	186,899,000	192,965,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,558,139 at June 30, 2003 and 1,551,228 at December 31, 2002	15,732,000	15,645,000
Unallocated shares held by Employee Stock Ownership Plan	(36,000)	(45,000)
Retained earnings	3,705,000	3,222,000
Accumulated other comprehensive income	817,000	537,000
Total shareholders' equity	20,218,000	19,359,000
Total liabilities and shareholders' equity	$207,117,000	$212,324,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$2,822,000	$3,353,000	$5,787,000	$6,672,000
Securities:
Taxable	192,000	151,000	356,000	293,000
Nontaxable	109,000	107,000	218,000	217,000
Other	4,000	0	5,000	1,000
Total interest income	3,127,000	3,611,000	6,366,000	7,183,000

Interest expense
Deposits	819,000	1,043,000	1,700,000	2,131,000
Advances from Federal Home Loan Bank	317,000	502,000	672,000	1,019,000
Other	21,000	45,000	44,000	92,000
Total interest expense	1,157,000	1,590,000	2,416,000	3,242,000

Net interest income	1,970,000	2,021,000	3,950,000	3,941,000
Provision for loan losses	75,000	225,000	245,000	385,000

Net interest income after provision for loan losses	1,895,000	1,796,000	3,705,000	3,556,000

Noninterest income
Customer service fees	260,000	246,000	501,000	490,000
Insurance commissions	240,000	315,000	539,000	628,000
Gain on sales of securities	0	0	0	54,000
Gain on sales of loans	250,000	92,000	419,000	186,000
Loan servicing fees, net	(15,000)	2,000	(18,000)	40,000
Other income	11,000	47,000	108,000	63,000
Total noninterest income	746,000	702,000	1,549,000	1,461,000

Noninterest expense
Salaries and benefits	1,057,000	960,000	2,069,000	1,990,000
Occupancy	315,000	486,000	638,000	866,000
Professional services	132,000	148,000	260,000	250,000
Printing, postage and supplies	64,000	73,000	131,000	140,000
Data processing	89,000	93,000	182,000	181,000
Advertising and promotional	38,000	50,000	66,000	82,000
Other expense	252,000	251,000	504,000	475,000
Total noninterest expense	1,947,000	2,061,000	3,850,000	3,984,000

Income before income tax	694,000	437,000	1,404,000	1,033,000
Income tax expense	189,000	127,000	393,000	292,000

Net income	$505,000	$310,000	$1,011,000	$741,000

Comprehensive income	$741,000	$573,000	$1,291,000	$906,000

Basic earnings per share	$0.32	$0.20	$0.65	$0.48

Diluted earnings per share	$0.32	$0.20	$0.65	$0.48

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2002	1,467,706	$14,475,000	$(64,000)	$3,680,000	$182,000	$18,273,000

Comprehensive income
Net income				741,000		741,000
Net change in unrealized gain					165,000	165,000
Total comprehensive income						906,000

Shares issued	6,475	72,000				72,000
Shares committed to be released under Employee Stock Ownership Plan		(10,000)	10,000			0
Stock dividend	73,167	1,061,000		(1,064,000)		(3,000)
Cash dividends				(511,000)		(511,000)

Balance, June 30, 2002	1,547,348	$15,598,000	$(54,000)	$2,846,000	$347,000	$18,737,000

Balance, January 1, 2003	1,551,228	$15,645,000	$(45,000)	$3,222,000	$537,000	$19,359,000

Comprehensive income
Net income				1,011,000		1,011,000
Net change in unrealized gain					280,000	280,000
Total comprehensive income						1,291,000

Shares issued	7,541	105,000				105,000
Shares repurchased	(630)	(9,000)				(9,000)
Shares committed to be released under Employee Stock Ownership Plan		(9,000)	9,000			0
Cash dividends				(528,000)		(528,000)

Balance, June 30, 2003	1,558,139	$15,732,000	$(36,000)	$3,705,000	$817,000	$20,218,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,011,000	$741,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	303,000	531,000
Amortization	244,000	165,000
Provision for loan losses	245,000	385,000
Gain on sales of securities	0	(54,000)
Gain on sales of loans	(419,000)	(186,000)
Loans originated for sale	(21,362,000)	(12,218,000)
Proceeds from loan sales	18,940,000	12,404,000
Net changes in:
Accrued interest receivable and other assets	1,216,000	621,000
Accrued interest payable and other liabilities	43,000	(150,000)
Net cash provided by operating activities	221,000	2,239,000

Cash flows from investing activities:
Purchases of securities available for sale	(11,296,000)	(4,742,000)
Proceeds from sales of securities available for sale	0	3,005,000
Principal payments on securities available for sale	1,787,000	766,000
Loan originations, net of repayments	14,188,000	(8,859,000)
Premises and equipment expenditures, net of disposals	(122,000)	(102,000)
Proceeds from sale of insurance book of business	186,000	0
Net cash provided by/(used in) investing activities	4,743,000	(9,932,000)

Cash flows from financing activities:
Net change in deposits	(4,005,000)	4,180,000
Net change in repurchase agreements	(582,000)	1,975,000
Net change in federal funds purchased	5,350,000	(400,000)
Proceeds from Federal Home Loan Bank advances	6,500,000	11,000,000
Payments on Federal Home Loan Bank advances	(13,514,000)	(9,513,000)
Issuance of common stock	105,000	72,000
Repurchase of common stock	(9,000)	0
Cash dividends and fractional shares from stock dividends	(528,000)	(514,000)
Net cash provided by/(used in) financing activities	(6,683,000)	6,800,000

Net change in cash and cash equivalents	(1,719,000)	(893,000)
Beginning cash and cash equivalents	6,471,000	4,931,000

Ending cash and cash equivalents	$4,752,000	$4,038,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,411,000	$3,256,000
Cash paid for income taxes	$395,000	$290,000
Loans transferred to other real estate	$927,000	$1,022,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"), and ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency").

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2003 and June 30, 2002, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2003 and June 30, 2002, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and June 30, 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2003 and 2002 had the fair value method been used to measure compensation expense for stock option plans. No compensation expense was recognized for stock options in 2003 and 2002.
Three Months Ended June 30,
2003	2002
Net income as reported	$505,000	$310,000
Deduct: Stock-based compensation expense determined under fair value based method	0	0
Pro forma net income	505,000	310,000

Basic earnings per common share and diluted earnings per common share
as reported	0.32	0.20
Pro forma basic earnings per common share and pro forma
diluted earnings per common share	0.32	0.20

Six Months Ended June 30,
2003	2002
Net income as reported	$1,011,000	$741,000
Deduct: Stock-based compensation expense determined under fair value based method	6,000	3,000
Pro forma net income	1,005,000	738,000

Basic earnings per common share and diluted earnings per common share
as reported	0.65	0.48
Pro forma basic earnings per common share and diluted earnings per
common share	0.65	0.48

Stock Transactions
A total of 2,277 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $32,000 under the terms of the Directors' Stock Purchase Plan in the first two quarters of 2003. A total of 3,907 shares of common stock were issued to shareholders for a cash price of $56,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the six months ended June 30, 2003. A total of 1,357 shares were issued to employees for a cash price of $17,000 under the Employee Stock Purchase Plan for the six months ended June 30, 2003. A total of 630 shares were repurchased from shareholders at a cash price of $9,000 in the first six months of 2003.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the 2003 presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Balance at beginning of period	$2,094,000	$2,082,000	$2,211,000	$2,013,000

Provision charged to expense	75,000	225,000	245,000	385,000
Loans charged off	(161,000)	(335,000)	(545,000)	(474,000)
Recoveries of charged-off loans	100,000	58,000	197,000	106,000

Balance at end of period	$2,108,000	$2,030,000	$2,108,000	$2,030,000

Information regarding impaired loans follows:
	June 30, 2003	December 31, 2002

Loans with no allowance allocated	$396,000	$1,041,000
Loans with allowance allocated	1,687,000	1,128,000
Amount of allowance for loan losses allocated	772,000	697,000

Information regarding impaired loans follows:
	Three Months Ended June 30,
	2003	2002

Average balance during the period	$2,503,000	$2,062,000
Interest income recognized thereon	40,000	8,000
Cash basis interest income recognized	34,000	23,000

	Six Months Ended June 30,
	2003	2002

Average balance during the period	$2,392,000	$1,665,000
Interest income recognized thereon	51,000	32,000
Cash basis interest income recognized	88,000	48,000

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Basic Earnings Per Share
Net income available to common
shareholders	$505,000	$310,000	$1,011,000	$741,000

Weighted average common shares outstanding	1,553,356	1,542,448	1,551,600	1,544,214

Basic earnings per share	$0.32	$0.20	$0.65	$0.48

Diluted Earnings Per Share
Net income available to common
shareholders	$505,000	$310,000	$1,011,000	$741,000

Weighted average common shares outstanding	1,553,356	1,542,448	1,551,600	1,544,214
Plus dilutive stock options	1,473	235	949	971

Weighted average common shares outstanding
and potentially dilutive shares	1,554,829	1,542,683	1,552,549	1,545,185

Diluted earnings per share	$0.32	$0.20	$0.65	$0.48

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency") and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national economy. In addition, events relating to the current war on terrorism including the military action in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income increased $195,000 or 63% in the second quarter of 2003 compared to the same period in 2002. Net income for the first six months of 2003 increased $270,000, or 36% from the same period in the prior year. The increase in net income was primarily due to a lower provision to the allowance for loan losses, increased noninterest income and reduced noninterest expense.

Net interest income remained relatively flat for the first six months of 2003 primarily due to changes within the Bank's asset and funding mix offsetting the rate drops in numerous products. The lower provision to the allowance for loan losses was driven by a decrease in nonperforming loans as well as a reduction in gross loans. Significant gains from the sale of loans offset the loss of insurance commissions in 2003 compared to 2002. Noninterest expense dropped for 2003 due to the closure of the Bank's Plainfield office in the third quarter of 2002.

Return on average assets was 0.98% for the first six months of 2003, compared to 0.73% for the same period in 2002. Return on average shareholders' equity was 10.23% for the first half of 2003, compared to 8.05% for the comparable period of 2002.

Dividends
Cash dividends of $264,000, or $0.17 per share were declared in the second quarter of 2003, which is consistent with the amount per share declared in the second quarter of 2002. The cash dividends paid in the first six months of 2003 were $528,000 or $0.34 per share, compared to $0.33 per share in 2002. The cash dividend payout percentage was 52% for the first six months of 2003, compared to 69% in the same period a year ago.

In April 2002, the Registrant's Board of Directors declared a 5% stock dividend on the Registrant's common stock to shareholders of record as of May 9, 2002. Earnings per share data for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2003 and 2002, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$167,188	$5,792	6.93%	$170,434	$6,683	7.84%
Taxable securities (2)	17,144	356	4.24	11,233	293	5.22
Nontaxable securities (1)(2)	9,901	330	7.10	9,459	329	7.17
Other	916	5	1.09	208	1	0.96

Interest-earning assets	195,149	6,483	6.68	191,334	7,306	7.65
Noninterest-earning assets	10,257			11,057

Total assets	$205,406			$202,391

Liabilities and shareholders' equity
Interest-bearing demand deposits	$38,252	276	1.44%	$34,890	316	1.81%
Savings deposits	8,644	32	0.74	8,478	41	0.97
Time deposits	86,026	1,392	3.24	78,662	1,774	4.51
Federal Home Loan Bank advances	28,215	672	4.76	35,883	1,019	5.68
Other	6,579	44	1.34	7,975	92	2.31

Interest-bearing liabilities	167,716	2,416	2.88	165,888	3,242	3.91
Demand deposits	16,503			15,605
Other noninterest-bearing liabilities	1,413			2,494
Shareholders' equity	19,774			18,404

Total liabilities and
shareholders' equity	$205,406			$202,391

Net interest income (tax-equivalent
basis) - interest spread		4,067	3.80%		4,064	3.74%

Tax equivalent adjustment (1)		(117)			(123)

Net interest income		$3,950			$3,941

Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.19%			4.25%

________________________________
(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Six Months Ended June 30,
	2003 Over 2002
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(892)	$(126)	$(766)
Taxable securities	63	86	(23)
Nontaxable securities (2)	2	3	(1)
Other	4	4	0

Net change in tax-equivalent income	(823)	(33)	(790)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(40)	17	(57)
Savings deposits	(9)	0	(9)
Time deposits	(382)	88	(470)
Federal Home Loan Bank advances	(347)	(138)	(209)
Other	(48)	(8)	(40)

Net change in interest expense	(826)	(41)	(785)

Net change in tax-equivalent net interest income	$3	$8	$(5)

_______________________________
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

Net Interest Income
As shown in Tables 1 and 2, year-to-date tax equivalent net interest income remained relatively flat in 2003 compared to the same period in 2002. This is primarily because the Bank has offset the loss of interest income from a smaller loan portfolio having lower yields with the purchase of additional securities. Also, the interest expense on advances from the Federal Home Loan Bank has been reduced by payoffs and replacement of maturing advances at significantly lower rates. The overall reduced rate earned on interest-earning assets has been equally offset by the lower rates paid on deposits and other funding sources.

The average balance of loans decreased $3.2 million in the six months ended June 30, 2003 compared to 2002. Refinancing and repricing of existing loans also caused interest income on loans to fall $892,000 for the six months ended June 30, 2003, compared to the same period a year ago. The average balance of investment securities grew $6.4 million which offset slightly lower yields thereby causing interest income to increase $63,000 over 2002.

Lower rates paid on time deposits more than offset a $7.4 million increase in average time deposit balances which reduced interest expense $382,000 in the first six months of 2003 versus 2002. A $7.7 million decrease in average advances from the Federal Home Loan Bank coupled with lower rates paid on existing advances caused the Bank's interest expense to drop $347,000 in the first six months of 2003. Lower rates offset by a $3.4 million increase in the average balance of interest-bearing demand deposits lowered interest expense by $40,000. Interest expense on other borrowed funds decreased largely due to lower rates on federal funds purchased and repurchase agreements entered into during 2003.

Net interest income spread was 3.80% (shown in Table 1) for the first six months of 2003, compared to 3.74% for the first six months of 2002. This is a slight increase from the net interest income spread of 3.79% for the twelve months ended December 31, 2002. The average yield received on interest-earning assets was down 97 basis points to 6.68% at June 30, 2003, and the average rate paid on interest-bearing liabilities was down 103 basis points to 2.88% at June 30, 2003. Lower rates offered on new loans originated were matched by lower rates paid on time deposits and advances from the Federal Home Loan Bank. Also, slight growth in noninterest-bearing demand deposits lowered the Bank's overall cost of funds in the first six months of 2003 versus 2002.

Net interest income for the three months ended June 30, 2003 was $51,000 lower than net interest income for the quarter ended June 30, 2002 driven primarily by a smaller loan portfolio. The purchase of additional securities along with reduced rates on interest bearing liabilities could not offset the drop in net interest income from lower loans outstanding in second quarter of 2003 versus second quarter of 2002.

Provision and Allowance for Loan Losses
The provision for loan losses was $140,000 lower in the first six months of 2003 than the same period of 2002. This was precipitated by a reduced number of net charge-offs and general improvement of overall credit quality within the loan portfolio. Shrinkage in nonperforming loans and the total loan portfolio was also a contributing factor for a lower provision. The allowance for loan losses increased $14,000 from March 31, 2003 to June 30, 2003, but has decreased $103,000 since the end of 2002. This decrease is due to the charge-off of several commercial loans that were specifically reserved for loss at December 31, 2002. The allowance was 1.30% of total loans as of June 30, 2003, compared to 1.25% at March 31, 2003, and 1.27% at December 31, 2002. Charge-offs and recoveries of charged-off loans for the six months ended June 30 were as follows:
	2003		2002
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$251,000	$50,000	$132,000	$13,000
Consumer	244,000	147,000	336,000	87,000
Mortgage	50,000	0	6,000	6,000
	$545,000	$197,000	$474,000	$106,000

The decrease in net charge-offs from 2002 to 2003 was primarily attributable to fewer consumer net charge-offs, offset by higher commercial and mortgage net charge-offs. Within the commercial charge-offs in 2003 was one commercial substandard credit for $150,000 that was completely charged off due to insolvency of the borrower. This loan was 100% reserved for loss at the end of 2002. Indirect and credit card loans comprised a significant portion of the charge-offs within consumer loans for the six months ended June 30, 2002. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2003, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $44,000 or 6% in the second quarter and $88,000 or 6% in the first six months of 2003 compared to the same periods in the prior year. Gains on sales of loans provided $158,000 and $233,000 of the increase for the quarter and six months ended June 30, 2003. Record low interest rates continued to drive heavy mortgage refinancing activity at the Mortgage Company. Offsetting this increase was a decline in loan servicing fees caused by accelerated amortization of mortgage servicing rights driven by the heavy mortgage refinancing environment. Other noninterest income included additional profit sharing income for the Insurance Agency and the reimbursement of certain legal fees incurred in 2002. Decreased insurance commissions were caused by the sale of the Grand Rapids division of the Insurance Agency in the first quarter of 2003. In 2002, the Registrant sold several securities for a non-recurring portfolio gain of $54,000. No securities were sold during the first two quarters of 2003.

Noninterest Expense
Total noninterest expense decreased $114,000 or 6% in the second quarter of 2003 and $134,000 or 3% in the first six months of 2003 compared to 2002. Occupancy expense decreased significantly from 2002 due to the closure of the Bank's Plainfield office as well as the sale of the Grand Rapids division of the Insurance Agency. Professional fees remained relatively high due to legal fees related to collection matters caused by delinquent and substandard loans. Other noninterest expense increased $1,000 for the quarter and $29,000 for the six months ended June 30, 2003 due to higher expenses associated with foreclosed real estate and some additional mortgage banking fees driven by the volume of activity at the Mortgage Company.

FINANCIAL CONDITION

Securities
The security portfolio increased $9.8 million from December 31, 2002 to June 30, 2003. A mix of agency bonds, mortgage-backed securities, and municipal bonds were purchased to use excess liquidity created from significant loan payoffs received in the first two quarters of 2003. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Investment securities also serve as a source of liquidity for deposit needs.

Loans
The loan portfolio (excluding loans held for sale) dropped $15.4 million during the first six months of 2003. Commercial, mortgage, and consumer loans decreased $6.8 million, $5.1 million and $3.5 million, respectively. Commercial loans decreased due to reduced demand from local businesses and tightened credit standards for commercial borrowers. Mortgage and consumer loans decreased primarily due to significant refinancing activity spurred by record low interest rates. Mortgage loans have also decreased as a result of management's decision not to retain long-term fixed rate conforming loans. Conforming loans are sold to secondary market investors with servicing retained by the Mortgage Company. Consumer loans decreased in part to increased competition, but also by borrowers choosing to consolidate installment debt with mortgage loans.

Management anticipates that loan demand may increase when the local and national economies stabilize and begin to show signs of improvement. Unemployment recently reached a 10 year high within Kent County, which could slow loan demand within the Bank's primary market. It could also trigger additional delinquencies or charge-offs if these displaced workers cannot satisfy their current debts. The Bank also added two new commercial loan officers during 2003 and is attempting to penetrate new markets in hopes of growing the loan portfolio.

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
	June 30,	December 31,
	2003	2002
Loans accounted for on a nonaccrual basis	$ 2,121,000	$ 2,522,000
Loans contractually past due 90 days
or more as to principal or interest payments	63,000	210,000
Loans considered troubled debt restructurings	415,000	48,000
Total	$ 2,599,000	$ 2,780,000

The allowance for loan losses as a percentage of nonperforming loans was 81% at June 30, 2003 compared to 80% at December 31, 2002. Since December 31, 2002, nonaccrual loans have slightly decreased primarily due to payoffs of various commercial credits. Nonaccrual loans are comprised of $0.9 million of commercial loans, $0.7 million of residential mortgages, and $0.5 million of consumer loans. Most of the commercial loans are secured by real estate or other equipment and management does not foresee any unexpected losses. Impaired loans are evaluated on an individual basis and specific allocations are made for these loans when collateral is considered insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $7,874,000 at June 30, 2003 compared to $8,496,000 as of March 31, 2003 and $6,987,000 as of December 31,

2002. The 13% increase from year-end is primarily due to two large commercial real estate loans that are well-secured.

Deposits and Other Funding Sources
Total deposits have decreased approximately $4.0 million since December 31, 2002. The decrease was primarily due to the non-renewal of time deposits offset by an increase in money market and savings deposits. Time deposits fell $10.2 million from the end of 2002. However, money market deposits have grown $7.0 million and savings deposits have edged up $0.9 million in the six months since year-end 2002. Other checking accounts dropped slightly since year-end due to normal transactional activity and some customers shifting into higher yielding money market accounts. Advances from the Federal Home Loan Bank were paid down approximately $7.0 million from liquidity provided by significant loan payoffs received in the six months ended June 30, 2003. Federal funds purchased have increased $5.3 million since December 31, 2002 when the Bank was selling federal funds.

Shareholders' Equity
Total shareholders' equity increased approximately $0.9 million in the first six months of 2003. Growth resulted from current year income and proceeds from the sale of the Registrant's stock, offset by cash dividends paid to shareholders. Total shareholders' equity as a percentage of assets was 9.76% as of June 30, 2003 compared to 9.12% as of December 31, 2002. The increase in this ratio resulted from growth in shareholders' equity and a reduction in total assets since year-end 2002. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at June 30, 2003.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate rate shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2003 caused net income to increase 4% if rates increased 200 basis points and decrease 8% if rates decreased 100 basis points. The market value of shareholders' equity will increase 2% if rates jumped 200 basis points and remained constant if rates dropped 100 basis points. The Committee continues to diligently monitor the effect of changes in interest rates upon the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 30 and 31 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On April 28, 2003, the Registrant issued 1,086 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $16,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 24, 2003, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2006 Annual Meeting.
	Votes For	Votes Withheld	Broker Non-Votes
James A. Bosserd	1,275,011	1,783	0
William F. Cutler, Jr.	1,256,921	19,873	0
Paul L. Johnson	1,250,533	26,261	0
Andrew W. Zamiara	1,275,011	1,783	0

Directors Frank G. Berris, Lawrence D. Bradford, Lewis G. Emmons, and Stuart Goodfellow continue their term until the 2004 Annual Meeting. Directors Bruce A. Johnson, Jon E. Pike, and Linda R. Pitsch continue their term until the 2005 Annual Meeting.

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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

2.	Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

Date	Items Reported	Financial Statements

April 22, 2003	Item 9	None

April 23, 2003	Items 7, 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date August 14, 2003	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date August 14, 2003	/s/ Thomas L. Lampen Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.