Form 10-Q
period 2003-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2003-11-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes    X             No

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes                   No     X

As of October 31, 2003, the Registrant had outstanding 1,562,355 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2003 (Unaudited) and December 31, 2002	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2003 and 2002 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Cash and due from banks	$4,005,000	$5,621,000
Federal funds sold	0	850,000
Cash and cash equivalents	4,005,000	6,471,000

Short term investments	0	100,000
Securities available for sale	31,671,000	21,491,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,741,000	2,620,000
Loans held for sale	231,000	1,214,000
Loans, net (of allowance of $1,962,000 and $2,211,000)	161,095,000	171,636,000
Premises and equipment, net	4,180,000	4,449,000
Other real estate owned, net	1,587,000	1,867,000
Loan servicing rights, net	367,000	363,000
Intangible assets, net	30,000	226,000
Other assets	3,286,000	1,887,000
Total assets	$209,193,000	$212,324,000

Liabilities
Deposits - noninterest bearing	$15,607,000	$17,391,000
Deposits - interest bearing	134,954,000	135,388,000
Total deposits	150,561,000	152,779,000

Repurchase agreements	5,318,000	5,876,000
Federal funds purchased	2,450,000	0
Advances from Federal Home Loan Bank	28,000,000	32,791,000
Other liabilities	2,592,000	1,519,000
Total liabilities	188,921,000	192,965,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,561,402 at September 30, 2003 and 1,551,228 at December 31, 2002	15,784,000	15,645,000
Unallocated shares held by Employee Stock Ownership Plan	(36,000)	(45,000)
Retained earnings	3,997,000	3,222,000
Accumulated other comprehensive income	527,000	537,000
Total shareholders' equity	20,272,000	19,359,000
Total liabilities and shareholders' equity	$209,193,000	$212,324,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income
Loans, including fees	$2,726,000	$3,366,000	$8,513,000	$10,038,000
Securities:
Taxable	197,000	155,000	553,000	448,000
Nontaxable	117,000	106,000	335,000	323,000
Other	1,000	0	6,000	1,000
Total interest income	3,041,000	3,627,000	9,407,000	10,810,000

Interest expense
Deposits	788,000	977,000	2,488,000	3,108,000
Advances from Federal Home Loan Bank	285,000	487,000	957,000	1,506,000
Other	26,000	45,000	70,000	137,000
Total interest expense	1,099,000	1,509,000	3,515,000	4,751,000

Net interest income	1,942,000	2,118,000	5,892,000	6,059,000
Provision for loan losses	130,000	325,000	375,000	710,000

Net interest income after provision for loan losses	1,812,000	1,793,000	5,517,000	5,349,000

Noninterest income
Customer service fees	257,000	266,000	758,000	756,000
Insurance commissions	276,000	391,000	815,000	1,019,000
Gain on sales of loans	333,000	186,000	752,000	372,000
Gain on sales of securities	37,000	1,000	37,000	55,000
Loan servicing fees, net	(87,000)	31,000	(105,000)	71,000
Other income	(41,000)	9,000	67,000	72,000
Total noninterest income	775,000	884,000	2,324,000	2,345,000

Noninterest expense
Salaries and benefits	1,042,000	1,072,000	3,111,000	3,062,000
Occupancy	307,000	441,000	945,000	1,307,000
Professional services	96,000	162,000	356,000	412,000
Printing, postage and supplies	58,000	59,000	189,000	199,000
Data processing	90,000	103,000	272,000	284,000
Advertising and promotional	41,000	33,000	107,000	115,000
Other expense	250,000	288,000	754,000	763,000
Total noninterest expense	1,884,000	2,158,000	5,734,000	6,142,000

Income before income tax	703,000	519,000	2,107,000	1,552,000
Income tax expense	145,000	142,000	538,000	434,000

Net income	$558,000	$377,000	$1,569,000	$1,118,000

Comprehensive income	$268,000	$573,000	$1,559,000	$1,538,000

Basic earnings per share	$0.36	$0.24	$1.01	$0.72

Diluted earnings per share	$0.36	$0.24	$1.01	$0.72

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2002	1,467,706	$14,475,000	$(64,000)	$3,680,000	$182,000	$18,273,000

Comprehensive income
Net income				1,118,000		1,118,000
Net change in unrealized gain					420,000	420,000
Total comprehensive income						1,538,000

Shares issued	9,246	114,000				114,000
Shares committed to be released under Employee Stock Ownership Plan		(10,000)	10,000			0
Stock dividend	73,167	1,061,000		(1,064,000)		(3,000)
Cash dividends				(774,000)		(774,000)

Balance, September 30, 2002	1,550,119	$15,640,000	$(54,000)	$2,960,000	$602,000	$19,148,000

Balance, January 1, 2003	1,551,228	$15,645,000	$(45,000)	$3,222,000	$537,000	$19,359,000

Comprehensive income
Net income				1,569,000		1,569,000
Net change in unrealized gain					(10,000)	(10,000)
Total comprehensive income						1,559,000

Shares issued	11,016	161,000				161,000
Shares repurchased	(842)	(13,000)				(13,000)
Shares committed to be released under Employee Stock Ownership Plan		(9,000)	9,000			0
Cash dividends				(794,000)		(794,000)

Balance, September 30, 2003	1,561,402	$15,784,000	$(36,000)	$3,997,000	$527,000	$20,272,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,569,000	$1,118,000
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	375,000	710,000
Depreciation	450,000	761,000
Amortization	434,000	261,000
Gain on sales of securities	(37,000)	(55,000)
Gain on sales of loans	(752,000)	(372,000)
Loans originated for sale	(32,687,000)	(22,043,000)
Proceeds from loan sales	34,142,000	17,000,000
Net changes in:
Other assets	81,000	832,000
Other liabilities	1,080,000	12,000
Net cash provided by/(used in) operating activities	4,655,000	(1,776,000)

Cash flows from investing activities:
Net change in short-term investments	100,000	0
Purchases of securities available for sale	(14,725,000)	(5,242,000)
Sales of securities available for sale	1,052,000	726,000
Maturities and calls of securities available for sale	1,497,000	2,385,000
Principal payments on securities available for sale	1,680,000	1,090,000
Loan originations and payments, net	9,033,000	(13,431,000)
Premises and equipment expenditures, net of disposals	(181,000)	(261,000)
Proceeds from sale of insurance book of business	186,000	0
Net cash provided by/(used in) investing activities	(1,358,000)	(14,733,000)

Cash flows from financing activities:
Net change in deposits	(2,218,000)	8,411,000
Net change in repurchase agreements	(558,000)	(241,000)
Net change in federal funds purchased	2,450,000	4,600,000
Proceeds from Federal Home Loan Bank advances	13,750,000	16,000,000
Payments on Federal Home Loan Bank advances	(18,541,000)	(12,237,000)
Issuance of common stock	161,000	114,000
Repurchase of common stock	(13,000)	0
Cash dividends and fractional shares from stock dividends	(794,000)	(777,000)
Net cash provided by/(used in) financing activities	(5,763,000)	15,870,000

Net change in cash and cash equivalents	(2,466,000)	(639,000)
Beginning cash and cash equivalents	6,471,000	4,931,000

Ending cash and cash equivalents	$4,005,000	$4,292,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,543,000	$4,769,000
Cash paid for income taxes	$585,000	$375,000
Loans transferred to other real estate	$1,133,000	$1,047,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2003 and September 30, 2002, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2003 and September 30, 2002, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2003 and September 30, 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

The following pro forma information presents net income and earnings per share for the three- and nine-month periods ended September 30, 2003 and 2002 had the fair value method been used to measure compensation expense for stock option plans. No compensation expense was recognized for stock options in 2003 and 2002.
	Three Months Ended September 30,
	2003	2002
Net income as reported	$558,000	$377,000
Deduct: Stock-based compensation expense determined under fair value based method	0	0
Pro forma net income	558,000	377,000

Basic earnings per common share and diluted earnings per common share
as reported	0.36	0.24
Pro forma basic earnings per common share and pro forma
diluted earnings per common share	0.36	0.24

	Nine Months Ended September 30,
	2003	2002
Net income as reported	$1,569,000	$1,118,000
Deduct: Stock-based compensation expense determined under fair value based method	6,000	3,000
Pro forma net income	1,563,000	1,115,000

Basic earnings per common share and diluted earnings per common share
as reported	1.01	0.72

Pro forma basic earnings per common share	1.01	0.72

Pro forma diluted earnings per common share	1.00	0.72

Stock Transactions
A total of 3,246 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $48,000 under the terms of the Directors' Stock Purchase Plan in the first three quarters of 2003. A total of 5,817 shares of common stock were issued to shareholders for a cash price of $87,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the nine months ended September 30, 2003. A total of 1,953 shares were issued to employees for a cash price of $26,000 under the Employee Stock Purchase Plan for the nine months ended September 30, 2003. A total of 842 shares were repurchased from shareholders at a cash price of $13,000 in the first nine months of 2003.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the 2003 presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Balance at beginning of period	$2,108,000	$2,030,000	$2,211,000	$2,013,000

Provision charged to expense	130,000	325,000	375,000	710,000
Loans charged off	(332,000)	(257,000)	(877,000)	(731,000)
Recoveries of charged-off loans	56,000	36,000	253,000	142,000

Balance at end of period	$1,962,000	$2,134,000	$1,962,000	$2,134,000

Information regarding impaired loans follows:
	September 30, 2003	December 31, 2002

Loans with no allowance allocated	$493,000	$1,041,000
Loans with allowance allocated	1,467,000	1,128,000
Amount of allowance for loan losses allocated	591,000	697,000

Information regarding impaired loans follows:
	Three Months Ended September 30,
	2003	2002

Average balance during the period	$2,021,000	$3,334,000
Accrual basis interest income recognized thereon	16,000	37,000
Cash basis interest income recognized thereon	39,000	60,000

	Nine Months Ended September 30,
	2003	2002

Average balance during the period	$2,284,000	$2,325,000
Accrual basis interest income recognized thereon	67,000	64,000
Cash basis interest income recognized thereon	134,000	117,000

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Basic Earnings Per Share
Net income available to common
shareholders	$558,000	$377,000	$1,569,000	$1,118,000

Weighted average common shares outstanding	1,556,812	1,544,864	1,553,356	1,542,405

Basic earnings per share	$0.36	$0.24	$1.01	$0.72

Diluted Earnings Per Share
Net income available to common
shareholders	$558,000	$377,000	$1,569,000	$1,118,000

Weighted average common shares outstanding	1,556,812	1,544,864	1,553,356	1,542,405
Plus dilutive stock options	3,623	1,394	2,006	1,075

Weighted average common shares outstanding
and potentially dilutive shares	1,560,435	1,546,258	1,555,362	1,543,480

Diluted earnings per share	$0.36	$0.24	$1.01	$0.72

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

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. In addition, events relating to the current war on terrorism including the military action in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income increased $181,000 or 48% in the third quarter of 2003 compared to the same period in 2002. Net income for the first nine months of 2003 rose $451,000, or 40% from the same period in the prior year. The increase in net income was primarily due to a lower provision to the allowance for loan losses and reduced noninterest expense.

Net interest income for the first nine months of 2003 dropped slightly due to assets repricing faster than the Bank's interest bearing liabilities. The lower provision to the allowance for loan losses was driven by a decrease in nonperforming loans as well as a reduction in gross loans. Significant gains from the sale of loans offset the loss of insurance commissions in 2003 compared to 2002. Noninterest expense dropped for 2003 due to the closure of the Bank's Plainfield office in the third quarter of 2002 and the sale of the Grand Rapids Insurance division in the first quarter of 2003.

Return on average assets was 1.01% for the first nine months of 2003, compared to 0.73% for the same period in 2002. Return on average shareholders' equity was 10.51% for the first three quarters of 2003, compared to 8.04% for the comparable period of 2002.

Dividends
Cash dividends of $266,000, or $0.17 per share were declared in the third quarter of 2003, which is consistent with the amount per share declared in the third quarter of 2002. The cash dividends paid in the first nine months of 2003 were $794,000 or $0.51 per share, compared to $0.50 per share in 2002. The cash dividend payout percentage was 51% for the first nine months of 2003, compared to 69% in the same period a year ago.

In April 2002, the Registrant's Board of Directors declared a 5% stock dividend on the Registrant's common stock to shareholders of record as of May 9, 2002. Earnings per share data for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Table 1 below and Table 2 on the following page provide information regarding interest income and expense for the nine-month periods ended September 30, 2003 and 2002, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Loans (1)	$166,282	$8,520	6.83%	$173,338	$10,054	7.73%
Taxable securities (2)	19,108	553	3.93	11,449	448	5.25
Nontaxable securities (1)(2)	10,276	508	6.98	9,476	489	7.15
Other	792	6	1.01	157	1	0.85

Interest-earning assets	196,458	9,587	6.54	194,420	10,992	7.56
Noninterest-earning assets	10,838			11,076

Total assets	$207,296			$205,496

Liabilities and shareholders' equity
Interest-bearing demand deposits	$40,550	427	1.40%	$35,279	477	1.80%
Savings deposits	8,968	44	0.65	8,505	57	0.89
Time deposits	83,658	2,017	3.21	78,676	2,574	4.36
Federal Home Loan Bank advances	28,037	957	4.55	36,961	1,506	5.43
Other	7,059	70	1.32	8,903	137	2.05

Interest-bearing liabilities	168,272	3,515	2.79	168,324	4,751	3.76
Demand deposits	17,081			15,870
Other noninterest-bearing liabilities	2,039			2,750
Shareholders' equity	19,904			18,552

Total liabilities and
shareholders' equity	$207,296			$205,496

Net interest income (tax-equivalent
basis) - interest spread		6,072	3.75%		6,241	3.80%

Tax equivalent adjustment (1)		(180)			(182)

Net interest income		$5,892			$6,059

Net interest income as a percentage of
earning assets (tax-equivalent basis)			4.14%			4.29%

________________________________
(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	The average balance includes the effect of unrealized appreciation/depreciation on securities, while the average rate was computed on the average amortized cost of the securities.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Nine Months Ended September 30,
	2003 Over 2002
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(1,534)	$(398)	$(1,136)
Taxable securities	105	130	(25)
Nontaxable securities (2)	19	19	0
Other	5	5	0

Net change in tax-equivalent income	(1,405)	(244)	(1,161)

Increase (decrease) in interest expense (1)
Interest-bearing transaction accounts	(50)	23	(73)
Savings deposits	(13)	1	(14)
Time deposits	(557)	37	(594)
Federal Home Loan Bank advances	(549)	(235)	(314)
Other	(67)	(15)	(52)

Net change in interest expense	(1,236)	(189)	(1,047)

Net change in tax-equivalent net interest income	$(169)	$(55)	$(114)

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

Net Interest Income
As shown in Tables 1 and 2, year-to-date tax equivalent net interest income has dropped slightly in 2003 compared to the same period in 2002. This is primarily because the low interest rate environment has allowed assets to reprice faster than liabilities. Also, the change in the mix of interest earning assets from fewer higher yielding loans to more lower yielding securities has reduced net interest income. The overall reduced rate earned on interest-earning assets has not been equally offset by lower rates paid on deposits and other funding sources.

The average balance of loans decreased $7.1 million in the nine months ended September 30, 2003 compared to 2002. The prime rate decrease in late June affected floating rate commercial loans, as well as refinancing and repricing of existing mortgage loans. Interest income on loans fell approximately $1.5 million for the nine months ended September 30, 2003, compared to the same period a year ago. The average balance of investment securities grew $8.5 million, which offset slightly lower yields thereby causing interest income on securities to increase $124,000 over 2002.

Lower rates paid on time deposits more than offset a $5.0 million increase in average time deposit balances which reduced interest expense $557,000 in the first nine months of 2003 versus 2002. An $8.9 million decrease in average advances from the Federal Home Loan Bank coupled with lower rates paid on existing advances caused the Bank's interest expense to drop $549,000 in the first nine months of 2003. Lower rates offset by a $5.3 million increase in the average balance of interest-bearing demand deposits lowered interest expense by $50,000. Interest expense on other borrowed funds decreased largely due to lower rates on federal funds purchased and repurchase agreements entered into during 2003.

Net interest income spread was 3.75% (shown in Table 1) for the first nine months of 2003, compared to 3.80% for the first nine months of 2002. The average yield received on interest-earning assets was down 102 basis points to 6.54% at September 30, 2003, and the average rate paid on interest-bearing liabilities was down 97 basis points to 2.79% at September 30, 2003. Lower rates paid on deposits and borrowings could not fully offset the impact of lower rates on new fixed rate loans in addition to repricing of floating rate commercial loans and adjustable rate mortgage loans. Slight growth in noninterest-bearing demand deposits helped to lower the Bank's overall cost of funds in the first nine months of 2003 versus 2002.

Net interest income for the three months ended September 30, 2003 was $176,000 lower than net interest income for the quarter ended September 30, 2002 driven primarily by a smaller loan portfolio. The purchase of additional securities along with reduced rates on interest bearing liabilities could not offset the drop in net interest income from lower loans outstanding in the third quarter of 2003 versus the third quarter of 2002.

Provision and Allowance for Loan Losses
The provision for loan losses was $335,000 lower in the first nine months of 2003 than the same period of 2002. Shrinkage in nonperforming loans, total loans and general improvement of credit quality within the commercial and consumer loan portfolios factored into reducing the provision. The allowance for loan losses decreased $146,000 from June 30, 2003 to September 30, 2003, and has decreased $249,000 since the end of 2002. This decrease is due to the charge-off and charge-downs of several commercial loans that were specifically reserved for losses at December 31, 2002. The allowance was 1.20% of total loans at September 30, 2003, compared to 1.30% at June 30, 2003, 1.25% at March 31, 2003, and 1.27% at December 31, 2002. Charge-offs and recoveries of charged-off loans for the nine months ended September 30 were as follows:
	2003		2002
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$501,000	$55,000	$254,000	$13,000
Consumer	324,000	198,000	471,000	123,000
Mortgage	52,000	0	6,000	6,000
	$877,000	$253,000	$731,000	$142,000

Higher commercial and mortgage loan charge-offs were partially offset by fewer consumer loan charge-offs. Commercial loan charge-offs in 2003 included three significant commercial substandard loans totaling $373,000 that were charged off due to insolvency of the borrowers. These loans were 66% reserved for potential loss at the end of 2002. Mortgage loan charge-offs included some subprime mortgages that held insufficient collateral at the time of foreclosure. Consumer loan charge-offs in 2002 included many indirect auto and credit card loans. Management scaled back its indirect lending in 2003 and sold its entire credit card portfolio in the fourth quarter of 2002. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2003, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $109,000 or 12% in the third quarter and $21,000 or 1% in the first nine months of 2003 compared to the same periods in the prior year. Record low interest rates continued to drive significant mortgage refinancing activity at the Mortgage Company. Offsetting this increase was a tremendous decline in loan servicing fees caused by accelerated amortization of mortgage servicing rights driven by the mortgage refinancing environment. Decreased insurance commissions were caused by the sale of the Grand Rapids division of the Insurance Agency in the first quarter of 2003. Several losses were realized during the third quarter of 2003 for the sale or write-down of foreclosed real estate properties which offset the gains received during the quarter.

Noninterest Expense
Total noninterest expense decreased $274,000 or 13% in the third quarter of 2003 and $408,000 or 7% in the first nine months of 2003 compared to 2002. Occupancy expense decreased significantly due to the closure of the Bank's

Plainfield office in September 2002 as well as the sale of the Grand Rapids division of the Insurance Agency in January 2003. Professional fees remained relatively high due to legal fees related to collection matters caused by delinquent and substandard loans.

FINANCIAL CONDITION

Securities
The securities portfolio increased $10.2 million from December 31, 2002 to September 30, 2003. A mix of agency bonds, mortgage-backed securities, municipal bonds and corporate bonds were purchased to offset liquidity created from significant loan payoffs received in 2003. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding.

Loans
The loan portfolio (excluding loans held for sale) dropped $10.5 million during the first nine months of 2003. Commercial and consumer loans decreased $7.0 million and $3.8 million, respectively. Mortgage loans edged up slightly ($0.4 million) due to increased construction lending as of September 30, 2003. Commercial loans have decreased due to many unanticipated payoffs in connection with reduced borrower demand and tightened credit standards. Consumer loans have decreased primarily due to significant debt consolidation spurred by record low interest rates. Management continues to sell all long-term fixed rate conforming loans into the secondary market with loan servicing retained by the Mortgage Company.

Management anticipates that loan demand may increase when the local and national economies begin to show signs of improvement. Unemployment recently reached a 10-year high within Kent County, which could slow loan demand within the Bank's primary market. It could also trigger additional delinquencies or charge-offs if these displaced workers cannot satisfy their current debts. The Bank added two new commercial loan officers during 2003 and is attempting to penetrate new markets in hopes of growing the loan portfolio.

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
	September 30, 2003	December 31, 2002
Loans accounted for on a nonaccrual basis	$ 1,779,000	$ 2,522,000
Loans contractually past due 90 days
or more as to principal or interest payments	350,000	210,000
Loans considered troubled debt restructurings	258,000	48,000
Total	$ 2,387,000	$ 2,780,000

The allowance for loan losses as a percentage of nonperforming loans was 82% at September 30, 2003 compared to 80% at December 31, 2002. Since December 31, 2002, nonaccrual loans have slightly decreased primarily due to payoffs of various commercial credits. Nonaccrual loans are comprised of $1.0 million of commercial loans, $0.4 million of residential mortgages, and $0.3 million of consumer loans. Most of the commercial loans determined to be nonperforming are primarily secured by real estate or other equipment. Management does not foresee any losses in addition to specific reserves allocated to these impaired loans. Impaired loans are evaluated on an individual basis and specific allocations are made for these loans when collateral is considered insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $7,387,000 at September 30, 2003 compared to $7,874,000 at June 30, 2003, $8,496,000 as of March 31, 2003 and $6,987,000 as of December 31, 2002.

Deposits and Other Funding Sources
Total deposits have decreased approximately $2.2 million since December 31, 2002. The decrease was primarily due to the non-renewal of time deposits offset by an increase in money market and savings deposits. Time deposits fell $10.3 million since the end of 2002. However, money market deposits have grown $8.5 million and savings deposits have edged up $1.0 million in the nine months since year-end 2002. Other checking accounts have dropped $1.4 million since year-end due to normal transactional activity and some customers shifting into higher yielding money market accounts. Advances from the Federal Home Loan Bank were paid down approximately $4.8 million from liquidity provided by significant loan payoffs received in the nine months ended September 30, 2003. Federal funds purchased have increased $2.5 million since December 31, 2002 when the Bank was selling federal funds.

Shareholders' Equity
Total shareholders' equity increased approximately $0.9 million in the first nine months of 2003. Growth resulted from current year income and proceeds from the sale of the Registrant's stock, offset by cash dividends paid to shareholders. Total shareholders' equity as a percentage of assets was 9.69% as of September 30, 2003 compared to 9.12% as of December 31, 2002. The increase in this ratio resulted from growth in shareholders' equity and a reduction in total assets since year-end 2002. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at September 30, 2003.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate rate shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2003 caused net income to increase 4% if rates increased 200 basis points and decrease 11% if rates decreased 100 basis points. The market value of shareholders' equity will increase 4% if rates jumped 200 basis points and remained constant if rates dropped 100 basis points. The Committee continues to diligently monitor the effect of changes in interest rates upon the Registrant's financial condition.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities and Use of Proceeds.

On July 29, 2003, the Registrant issued 969 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

2.	Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

Date	Items Reported	Financial Statements

July 23, 2003	Item 7 & 9	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date November 13, 2003	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date November 13, 2003	/s/ Thomas L. Lampen Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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