Form 10-K
period 2003-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2004-03-30
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the aggregate market value of common stock held by non-affiliates of the Registrant was $22,844,000. This amount is based on an average bid price of $14.67 per share for the Registrant's stock as of such date.

As of February 28, 2004, the Registrant had 1,562,864 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 8 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 29, 2004.

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Registrant itself. Words such as "anticipates," "believes," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "may," "could," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; and local and global uncertainties such as acts of terrorism and military actions. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I
Item 1.	Business

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2003, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan, Inc. (the "Mortgage Company"). The Bank also owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan.

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

The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently the Bank serves these markets through four full-service offices. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 72%, 74%, and 81% of total revenues in 2003, 2002, and 2001, respectively. Interest on securities accounted for 8%, 6%, and 5% of total revenues in 2003, 2002, and 2001, respectively.

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

The Bank is chartered under state law and is subject to regulation by the Michigan Office of Financial and Insurance Services. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank became a member of the Federal Home Loan Bank system in March 1993. This provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

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

Employees
As of February 28, 2004, the Bank employed 59 full-time equivalent employees ("FTE's"); the Insurance Agency employed 11 FTE's; and the Mortgage Company employed 10 FTE's. The Registrant's only employees as of the same date were its five executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Mortgage Company believe their relations with their employees are good.

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

Securities Portfolio
The book value of securities at December 31 was as follows:
	2003	2002	2001
U.S. Treasuries and U.S. Government agencies	$7,805,000	$4,699,000	$2,600,000
States and municipalities	20,435,000	11,725,000	10,490,000
Mortgage-backed securities	4,589,000	1,517,000	2,544,000
Asset-backed securities	233,000	508,000	-
Corporate securities	5,087,000	3,048,000	2,631,000
Total	$38,149,000	$21,491,000	$18,265,000

The Registrant did not hold investment securities from any one issuer at December 31, 2003, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2003 and 2002, a schedule of maturities of securities as of December 31, 2003, and the weighted average yields of securities as of December 31, 2003. Dollar amounts are presented in thousands.
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2003	Fair Value at Dec. 31, 2002
U.S. Treasuries and U.S.
Government agencies	$4,098	$3,707	$-	$-	$7,805	$4,699
States and municipalities	933	12,063	6,318	1,121	20,435	11,725
Corporate bonds	724	3,651	-	504	4,879	2,859
Asset-backed securities	233	-	-	-	233	508
Total debt securities	$5,988	$19,421	$6,318	$1,625	$33,352	$19,791

Mortgage-backed securities (1)	-	785	3,643	161	4,589	1,516
Corporate equities (2)	-	-	-	-	208	184
Total securities	$5,988	$20,206	$9,961	$1,786	$38,149	$21,491

	Weighted average yields:
U.S. Treasuries and U.S.
Government agencies	2.98%	2.93%	-%	-%	2.95%
States and municipalities (3)	4.46	4.50	6.24	5.99	5.12
Corporate bonds	5.24	3.68	-	-	3.96
Asset-backed securities	3.16	-	-	-	3.16
Mortgage-backed securities	-	3.58	3.78	4.55	3.77

______________

(1)	Mortgage-backed securities are not due at a specific date.
(2)	Corporate equities are stocks that have no stated maturity.
(3)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
Information regarding the Bank's loan portfolio is presented below for each of the years listed as of December 31. Dollar amounts are presented in thousands.
	2003	2002	2001	2000	1999
Loan Type
Commercial and agricultural	$80,025	$85,658	$69,390	$69,275	$68,524
Real estate mortgage - construction	10,200	7,869	7,345	6,555	4,399
Real estate mortgage - residential	48,515	50,996	55,568	65,778	58,884
Consumer	24,392	29,324	32,864	33,710	34,885
Total loans, gross	$163,132	$173,847	$165,167	$175,318	$166,692

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding real estate mortgage and consumer loans) as of December 31, 2003. Also presented are loans over one year in maturity (excluding real estate mortgage and consumer loans), classified according to the sensitivity to changes in interest rates as of December 31, 2003. Dollar amounts are presented in thousands.
Loan Type	Less than 1 year	1 year - 5 years	More than 5 years	Total
Commercial and agricultural	$41,146	$38,369	$ 510	$80,025
Real estate - construction	10,200	-	-	10,200
Totals	$51,346	$38,369	$510	$90,225

Loan Sensitivity to Changes in Interest Rates	Less than 1 year	1 year - 5 years	More than 5 years	Total
Loans with fixed interest rates	$22,296	$23,181	$ 316	$45,793
Loans with floating or adjustable interest rates	29,050	15,188	194	44,432
Totals	$51,346	$38,369	$510	$90,225

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

Risk Elements
The following loans were classified as nonperforming as of December 31. Dollar amounts are presented in thousands:
	2003	2002	2001	2000	1999
Loans accounted for on a non-accrual basis	$ 1,914	$ 2,522	$ 855	$ 1,019	$ 1,322
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	39	210	1,316	1,503	667
Loans defined as "troubled debt restructurings"	47	48	120	108	60
Totals	$ 2,000	$ 2,780	$ 2,291	$ 2,630	$ 2,049

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on non-performing loans for the years presented. Dollar amounts are presented in thousands.
	2003	2002	2001	2000	1999
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 77	$ 97	$ 80	$ 51	$ 214
Interest on non-performing loans that was actually recorded when received	$ 54	$ 48	$ 20	$ 29	$ 157

Potential Problem Loans
At December 31, 2003, there was $8,841,000 of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. An allocation of $576,000 from the allowance for loan losses had been reserved for these loans as of December 31, 2003. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2003, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
As of December 31, 2003, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period. Dollar amounts are presented in thousands.
	2003	2002	2001	2000	1999

Balance at January 1	$2,211	$2,013	$2,101	$1,907	$1,851

Charge-offs:
Commercial and agricultural	550	450	597	284	275
Real estate - construction	-	-	109	100	-
Real estate - mortgage	51	6	84	-	-
Consumer	379	801	490	597	371
Total charge-offs	980	1,257	1,280	981	646

Recoveries:
Commercial and agricultural	96	9	43	2	15
Real estate - construction	-	-	5	-	-
Real estate - mortgage	-	6	-	-	-
Consumer	247	170	141	98	62
Total recoveries	343	185	189	100	77

Net charge-offs	637	1,072	1,091	881	569

Additions charged to operations (1)	400	1,270	1,003	1,075	625

Balance at December 31	$1,974	$2,211	$2,013	$2,101	$1,907

Ratio of net charge-offs during the period to average loans outstanding during the period	0.39%	0.62%	0.63%	0.50%	0.38%

(1)

Additions to the allowance for loan losses charged to operations during the periods shown were based on management's judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31. Dollar amounts are presented in thousands.

	2003	2002	2001	2000	1999
Loan category:
Commercial and agricultural	$1,275	$1,412	$850	$775	$573
Real estate - construction	33	140	129	34	95
Real estate - mortgage	127	212	284	299	155
Consumer	438	447	706	907	873
Unallocated	101	-	44	86	211
Total allowance	$1,974	$2,211	$2,013	$2,101	$1,907

At year-end 2002, the Bank had fully allocated its allowance to the various respective loan categories. During 2003, the Bank experienced improvements within portfolio asset quality; however, there continues to be concerns about problem loans deteriorating and uncertainties regarding economic conditions. Hence, an unallocated portion of $101,000 was maintained within the allowance for future loan losses at December 31, 2003.

The following schedule presents the stratification of the loan portfolio by the amount outstanding as a percentage of total loans for the respective years ended December 31.
	2003	2002	2001	2000	1999
Loan category:
Commercial and agricultural	49.06%	49.27%	42.49%	39.63%	40.84%
Real estate - construction	6.25	4.53	4.50	3.73	2.62
Real estate - mortgage	29.74	29.33	32.52	36.04	35.77
Consumer	14.95	16.87	20.49	20.60	20.77
Total	100.00%	100.00%	100.00%	100.00%	100.00%

The decrease from 2002 to 2003 in the allowance for loan losses allocated to commercial loans was primarily based upon a large reduction in nonperforming loans and a smaller portfolio. Many of the substandard or nonperforming loans have an allowance allocated to them based upon the discounted present value of future expected cashflows. The allocation to construction real estate loans dropped considerably due to a much lower historical loss rate. The allocation to real estate term mortgages was also lowered due to fewer delinquent subprime mortgages at year-end 2003 compared to year-end 2002. The allocation to consumer loans was maintained at roughly the same level as 2002. Indirect and direct consumer loan portfolios shrank in 2003; however, historical loss factors were substantially increased for the Bank's home equity-based loans due to recent losses experienced in 2002 and 2003.

Deposits
The following schedule presents the average deposit balances and the average rates paid thereon for the respective years. Dollar amounts are presented in thousands.
	2003		2002		2001
Deposit category:
Noninterest-bearing demand	$17,027	-	$16,262	-	$14,424	-
Interest-bearing demand	42,239	1.40%	35,422	1.76%	29,338	2.66%
Savings	9,081	0.62%	8,441	0.86%	7,954	1.13%
Time	81,594	3.19%	81,466	4.13%	84,280	5.91%
Total	$149,941	2.17%	$141,591	2.87%	$135,996	4.30%

The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2003. Dollar amounts are presented in thousands.
Maturing in less than 3 months	$6,629
Maturing in 3 to 6 months	5,294
Maturing in 6 to 12 months	8,859
Maturing in more than 12 months	10,868
Total	$31,650

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from a correspondent bank. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings. Dollar amounts are presented in thousands.
	2003	2002	2001
Outstanding balance at December 31	$7,882	$-	$2,900
Average interest rate at December 31	1.24%	-%	2.20%
Average balance during the year	$1,760	$3,336	$209
Average interest rate during the year	1.21%	1.99%	4.99%
Maximum month end balance during the year	$7,882	$8,250	$2,900

Advances from the Federal Home Loan Bank ("FHLB") with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential mortgage loans with maturities ranging from 3 months to 11 months from issue date. The table below provides additional information regarding these short-term borrowings. Dollar amounts are presented in thousands.
	2003	2002	2001
Outstanding balance at December 31	$9,000	$3,500	$-
Average interest rate at December 31	1.16%	1.56%	-%
Average balance during the year	$2,125	$4,056	$-
Average interest rate during the year	1.78%	2.16%	-%
Maximum month end balance during the year	$9,000	$9,000	$-

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2003, 2002, or 2001.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:
	2003	2002	2001
Return on assets (net income divided by average total assets)	1.01%	0.79%	0.73%

Return on equity (net income divided by average equity)	10.48%	8.78%	8.07%

Dividend payout ratio (dividends declared per share divided by net income per share)	50.40%	63.30%	68.24%

Equity to assets ratio (average equity divided by average total assets)	9.55%	9.12%	9.24%

Item 2.	Properties

The offices of the Bank, Insurance Agency, and Mortgage Company as of February 28, 2004, were as follows:

Registrant's, Bank's, Insurance Agency's, and Mortgage Company's main office:
     109 East Division, Sparta, Michigan
     Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office:
     416 and 440 West Division, Sparta, Michigan
     Office is owned by the Bank and comprises 7,000 square feet.

Bank's branch office and Insurance Agency's branch office:
     4170 - 17 Mile Road, Cedar Springs, Michigan
     Office is owned by the Bank and comprises 3,000 square feet.

Bank's branch office:
     5228 Alpine Avenue NW, Comstock Park, Michigan
     Office is leased by the Bank and comprises 1,600 square feet.

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 28, 2004. The Registrant, Bank, Insurance Agency, and Mortgage Company believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.
Item 3.	Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for proceedings which arose in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Common Stock Information" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

In October 2003, the Registrant issued 969 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $16,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.
Item 6.	Selected Financial Data

The information under the caption "Financial Highlights" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 25 through 33, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 32 through 33, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Independent Auditors' Report on pages 4 through 24, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003 are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART III
Item 10.	Directors and Executive Officers of the Registrant

The information under the captions "ChoiceOne's Board of Directors and Executive Officers" and "Related Matters -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, is incorporated herein by reference.

The Registrant has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the principal financial officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Registrant's website at "www.choiceone.com." The Registrant intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at "www.choiceone.com."
Item 11.	Executive Compensation

The information under the captions "Executive Compensation" and "ChoiceOne's Board of Directors and Executive Officers - Compensation of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2003:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,489	$ 13.51	193,138
Equity compensation plans not approved by security holders	-	-	53,171
Total	24,489	$ 13.51	246,309

Equity compensation plans approved by security holders includes the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

The Amended and Restated Executive Stock Incentive Plan was approved by shareholders at the annual meeting of the Registrant on April 27, 2000. Key employees of the Registrant and its subsidiaries, as the Personal and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock. The Plan provides for a maximum of 168,716 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 144,227 shares may be made under this Plan.

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

The Employee Stock Purchase Plan was approved by shareholders at the annual meeting of shareholders on April 29, 2002. This Plan allows employees to purchase the Registrant's common stock at a ten percent discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 52,500 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 48,911 may be made under this Plan.

Equity compensation plans not approved by security holders consists of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 70,556 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 53,171 may be made under this Plan.
Item 13.	Certain Relationships and Related Transactions

The information under the caption "Related Matters - Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1)	Financial Statements. The following financial statements and independent auditors' report are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2003 and 2002.

		Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001.

		Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001.

		Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

		Notes to Consolidated Financial Statements.

		Report of Independent Auditors dated March 3, 2004.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2003.

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

10.1	Agreement with James A. Bosserd.(1) Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2001. Here incorporated by reference.

10.2

Amended and Restated Executive Stock Incentive Plan.(1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan.(1)

13	Annual Report to Shareholders for the year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32	Certification pursuant to 18 U.S.C. § 1350
__________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to Tom Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan 49345.
(b)	Reports on Form 8-K
The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

Date	Items Reported	Financial Statements

October 23, 2003	Item 7 and 12	None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ChoiceOne Financial Services, Inc.

By /s/ James A. Bosserd	March 29, 2004
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ James A. Bosserd James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ Thomas L. Lampen Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 29, 2004

*/s/ Jon E. Pike Jon E. Pike	Chairman of the Board and Director	March 29, 2004

*/s/ Linda R. Pitsch Linda R. Pitsch	Secretary and Director	March 29, 2004

*/s/ Frank G. Berris Frank G. Berris	Director	March 29, 2004

*/s/ Lawrence D. Bradford Lawrence D. Bradford	Director	March 29, 2004

*/s/ William F. Cutler, Jr. William F. Cutler, Jr.	Director	March 29, 2004

*/s/ Lewis G. Emmons Lewis G. Emmons	Director	March 29, 2004

*/s/ Stuart Goodfellow Stuart Goodfellow	Director	March 29, 2004

*/s/ Bruce A. Johnson Bruce A. Johnson	Director	March 29, 2004

*/s/ Paul L. Johnson Paul L. Johnson	Director	March 29, 2004

*/s/ Andrew W. Zamiara Andrew W. Zamiara	Director	March 29, 2004

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX
Exhibit	Document

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

10.1	Agreement with James A. Bosserd.(1) Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2001. Here incorporated by reference.

10.2

Amended and Restated Executive Stock Incentive Plan.(1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan.(1)

13	Annual Report to Shareholders for the year ended December 31, 2003.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32	Certification pursuant to 18 U.S.C. § 1350
___________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.