Form 10-Q
period 2004-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2004-05-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Yes                   No     X

As of April 30, 2004, the Registrant had outstanding 1,565,383 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	3
	Consolidated Statements of Income for the three months ended March 31, 2004 and 2003	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2004 and 2003	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	6
	Notes to Interim Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$3,652,000	$4,722,000
Cash and cash equivalents	3,652,000	4,722,000

Securities available for sale	40,410,000	38,149,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,802,000	2,772,000
Loans, net	161,570,000	161,158,000
Loans held for sale	259,000	0
Premises and equipment, net	4,381,000	4,080,000
Other real estate owned, net	942,000	1,433,000
Loan servicing rights, net	423,000	442,000
Other assets	2,614,000	2,711,000
Total assets	$217,053,000	$215,467,000

Liabilities
Deposits - noninterest bearing	$16,417,000	$17,288,000
Deposits - interest bearing	133,825,000	128,975,000
Total deposits	150,242,000	146,263,000

Repurchase agreements	3,945,000	5,305,000
Federal funds purchased	2,101,000	7,882,000
Advances from Federal Home Loan Bank	37,250,000	33,750,000
Other liabilities	2,493,000	1,699,000
Total liabilities	196,031,000	194,899,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,565,273 at March 31, 2004 and 1,563,415 at December 31, 2003	15,845,000	15,815,000
Unallocated shares held by Employee Stock Ownership Plan	(27,000)	(27,000)
Retained earnings	4,511,000	4,264,000
Accumulated other comprehensive income	693,000	516,000
Total shareholders' equity	21,022,000	20,568,000
Total liabilities and shareholders' equity	$217,053,000	$215,467,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended March 31,
	2004	2003
Interest income
Loans, including fees	$2,488,000	$2,965,000
Securities:
Taxable	249,000	164,000
Tax exempt	137,000	109,000
Other	0	1,000
Total interest income	2,874,000	3,239,000

Interest expense
Deposits	719,000	881,000
Advances from Federal Home Loan Bank	219,000	355,000
Other	26,000	23,000
Total interest expense	964,000	1,259,000

Net interest income	1,910,000	1,980,000
Provision for loan losses	80,000	170,000

Net interest income after
provision for loan losses	1,830,000	1,810,000

Noninterest income
Customer service fees	222,000	241,000
Insurance and investment commissions	280,000	299,000
Gain on sales of loans	60,000	169,000
Gain on sales of securities	29,000	0
Loan servicing fees, net	22,000	(3,000)
Other income	75,000	97,000
Total noninterest income	688,000	803,000

Noninterest expense
Salaries and benefits	978,000	1,012,000
Occupancy	275,000	323,000
Professional fees	105,000	128,000
Supplies and postage	63,000	67,000
Data processing	94,000	90,000
Advertising and promotional	26,000	28,000
Other expense	259,000	255,000
Total noninterest expense	1,800,000	1,903,000

Income before income tax	718,000	710,000
Income tax expense	206,000	204,000

Net income	$512,000	$506,000

Comprehensive income	$689,000	$550,000

Basic and diluted earnings per share	$0.33	$0.33

Dividends per share	$0.17	$0.17

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2003	1,551,228	$15,645,000	$(45,000)	$3,222,000	$537,000	$19,359,000

Comprehensive income
Net income				506,000		506,000
Net change in unrealized gain					44,000	44,000
Total comprehensive income						550,000

Shares issued	3,868	55,000				55,000
Shares repurchased	(312)	(5,000)				(5,000)
Cash dividends				(264,000)		(264,000)

Balance, March 31, 2003	1,544,784	$15,695,000	$(45,000)	$3,464,000	$581,000	$19,695,000

Balance, January 1, 2004	1,563,415	$15,815,000	$(27,000)	$4,264,000	$516,000	$20,568,000

Comprehensive income
Net income				512,000		512,000
Net change in unrealized gain					177,000	177,000
Total comprehensive income						689,000

Shares issued	3,491	59,000				59,000
Shares repurchased	(1,633)	(29,000)				(29,000)
Cash dividends				(265,000)		(265,000)

Balance, March 31, 2004	1,565,273	$15,845,000	$(27,000)	$4,511,000	$693,000	$21,022,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$512,000	$506,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	128,000	151,000
Amortization	147,000	118,000
Provision for loan losses	80,000	170,000
Gain on sales of securities	(29,000)	0
Gain on sales of loans	(60,000)	(169,000)
Loans originated for sale	(2,121,000)	(7,477,000)
Proceeds from loan sales	1,901,000	5,545,000
Net changes in:
Other assets	625,000	246,000
Other liabilities	702,000	38,000
Net cash provided by/(used in) operating activities	1,885,000	(872,000)

Cash flows from investing activities:
Purchases of securities available for sale	(6,441,000)	(4,347,000)
Proceeds from sales of securities available for sale	3,560,000	0
Proceeds from maturities, prepayments and calls of securities available for sale	795,000	712,000
Loan originations, net of repayments	(543,000)	9,341,000
Premises and equipment expenditures, net	(429,000)	(18,000)
Sale of insurance agency book of business	0	186,000
Net cash provided by/(used in) investing activities	(3,058,000)	5,874,000

Cash flows from financing activities:
Net change in deposits	3,979,000	(4,902,000)
Net change in repurchase agreements	(1,360,000)	(184,000)
Net change in federal funds purchased	(5,781,000)	2,050,000
Proceeds from Federal Home Loan Bank advances	10,750,000	4,500,000
Payments on Federal Home Loan Bank advances	(7,250,000)	(8,014,000)
Issuance of common stock	59,000	55,000
Repurchase of common stock	(29,000)	(5,000)
Cash dividends	(265,000)	(264,000)
Net cash provided by/(used in) financing activities	103,000	(6,764,000)

Net change in cash and cash equivalents	(1,070,000)	(1,762,000)
Beginning cash and cash equivalents	4,722,000	6,471,000

Ending cash and cash equivalents	$3,652,000	$4,709,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$981,000	$1,236,000
Loans transferred to other real estate	$51,000	$545,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan, Inc. (the "Mortgage Company"). Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, and the Consolidated Statements of Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and March 31, 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

Stock Based Compensation
Employee compensation expense under the Registrant's stock option plan is reported if options are granted below market price at the grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate the fair value.

The following pro forma information presents net income and earnings per share for the three months ended March 31, 2004 and 2003 had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was recognized for stock options in 2004 and 2003.
	Three Months Ended March 31,
	2004	2003
Net income as reported	$512,000	$506,000
Deduct: Stock-based compensation expense determined under fair value based method	10,000	6,000
Pro forma net income	$502,000	$500,000

Basic earnings per common share and diluted earnings per common share
as reported	$0.33	$0.33
Pro forma basic earnings per common share and diluted earnings per
common share	$0.32	$0.32

The pro forma effects are computed using an option pricing model and the following weighted average assumptions as of grant date:
	2004	2003
Risk-free interest rate	4.42%	3.65%
Expected option life (in years)	7	7
Expected stock price volatility	20.54%	18.95%
Dividend yield	3.78%	4.49%

In future periods, the pro forma effect of not applying the fair value method may increase if additional options are granted.

Stock Transactions
A total of 962 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $16,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2004. A total of 2,022 shares of common stock were issued to shareholders for a cash price of $34,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the quarter ended March 31, 2004. A total of 617 shares were issued to employees for a cash price of $9,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2004. A total of 1,633 shares were repurchased from shareholders at a cash price of $29,000 in the first quarter of 2004.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months ended March 31,
	2004	2003
Balance, beginning of period	$1,974,000	$2,211,000
Provision charged to expense	80,000	170,000
Recoveries credited to the allowance	65,000	97,000
Loans charged off	(406,000)	(384,000)
Balance, end of period	$1,713,000	$2,094,000

Information regarding impaired loans follows:
	March 31, 2004	December 31, 2003
Loans with no allowance allocated	$928,000	$753,000
Loans with allowance allocated	439,000	1,051,000
Amount of allowance for loan losses allocated	255,000	576,000

	Three Months ended March 31,
	2004	2003
Average balance during the period	$1,524,000	$2,507,000
Interest income recognized thereon	0	12,000
Cash basis interest income recognized	17,000	46,000

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended March 31,
	2004	2003
Basic Earnings Per Share:
Net income available to common
shareholders	$512,000	$506,000

Weighted average common
shares outstanding for basic
earnings per share	1,561,639	1,549,314

Basic earnings per share	$0.33	$0.33

Diluted Earnings Per Share:
Net income available to common
shareholders	$512,000	$506,000

Weighted average common
shares outstanding for basic
earnings per share	1,561,639	1,549,314
Plus: dilutive effect of assumed
exercise of stock options	6,326	520

Weighted average common and
potentially dilutive common
shares outstanding	1,567,965	1,549,834

Diluted earnings per share	$0.33	$0.33

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant") and its direct and indirect wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan, Inc. (the "Mortgage Company").

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

RESULTS OF OPERATIONS

Summary
Net income increased $6,000 or 1% in the first quarter of 2004 compared to the same period in 2003. The increase in net income was due to a decreased provision for loan losses and decreased noninterest expenses, offset by lower net interest income and noninterest income.

The lower provision for loan losses was primarily due to a lower level of nonperforming loans during the first quarter of 2004 compared to 2003. Noninterest expense decreased due to the closure of the Bank's Great Day office in Sparta in August 2003 as well as the Insurance Agency's sale of the Grand Rapids division in January 2003. Lower legal fees from fewer loan collection matters also propelled higher net income for the quarter ended March 31, 2004. A tremendous amount of commercial and consumer loans continue to reprice at significantly lower yields which has negatively impacted net interest income. The Bank's cost of funds improved as time deposits and advances from the Federal Home Loan Bank repriced downward, but to a lesser extent than the lowered interest income. Gains from the sale of loans fell substantially from the levels achieved a year ago. Mortgage servicing fee income increased due to a slowdown in the mortgage refinancing environment.

The return on average assets was 0.95% for the first three months of 2004, compared to 0.97% for the period a year ago. The return on average shareholders' equity was 9.84% for the first quarter of 2004, compared to 10.37% for the first quarter of 2003.

Dividends
Cash dividends of $265,000, or $0.17 per common share were declared in the first quarter of 2004, which is the same per share amount declared in the first quarter of 2003. The cash dividend payout percentage was 52% for the first three months of 2004, compared to 52% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2004 and 2003, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates (Dollars in Thousands)
	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 163,435	$ 2,490	6.09%	$ 171,973	$ 2,968	6.90%
Taxable securities (2)	28,113	249	3.64	16,110	164	4.29
Nontaxable securities (1) (2)	13,151	208	6.37	9,843	165	6.77
Other	42	0	0.00	464	1	0.86
Interest-earning assets	204,741	2,947	5.78	198,390	3,298	6.68
Noninterest-earning assets	10,313			9,873
Total assets	$ 215,054			$ 208,263

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 49,070	170	1.39%	$ 37,309	138	1.48%
Savings deposits	9,603	12	0.50	8,186	15	0.73
Time deposits	73,250	537	2.93	88,670	728	3.28
FHLB advances	36,651	219	2.39	29,247	355	4.86
Other	7,521	26	1.38	7,397	23	1.24
Interest-bearing liabilities	176,095	964	2.19	170,809	1,259	2.95
Noninterest-bearing demand deposits	15,861			16,078
Other noninterest-bearing liabilities	2,284			1,861
Shareholders' equity	20,814			19,515
Total liabilities and shareholders' equity	$ 215,054			$ 208,263

Net interest income (tax-equivalent basis) - interest spread		1,983	3.59%		2,039	3.73%
Tax-equivalent adjustment (1)		(73)			(59)
Net interest income		$ 1,910			$ 1,980
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.89%			4.13%

_______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.

Table 2 - Changes in Tax-Equivalent Net Interest Income (Dollars in Thousands)
	Three Months ended March 31, 2004 Over 2003
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(478)	$(142)	$(336)
Taxable securities	85	113	(28)
Nontaxable securities (2)	43	53	(10)
Other	(1)	(1)	0
Net change in tax-equivalent income	(351)	23	(374)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	32	48	(16)
Savings deposits	(3)	3	(6)
Time deposits	(191)	(86)	(105)
Advances from Federal Home Loan Bank	(136)	117	(253)
Other	3	0	3
Net change in interest expense	(295)	82	(377)
Net change in tax-equivalent net interest income	$(56)	$(59)	$(3)

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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income decreased $56,000 in the first three months of 2004 compared to the same period in 2003. This is primarily because the Bank's interest earning assets have repriced further downward than the Bank's interest-bearing liabilities.

The average balance of loans decreased $8.5 million in the three months ended March 31, 2004 compared to 2003. Loan refinancing and repricing in addition to portfolio runoff caused interest income on loans to fall $478,000 for the quarter ended March 31, 2004, compared to the period a year ago. To compensate for the reduction in the loan portfolio, additional securities were purchased in the 12 months since March 31, 2003. The average balance of securities grew $15.3 million, offsetting lower yields and thereby causing interest income to increase $128,000 over the first quarter of 2003.

Payoffs of several high rate advances from the Federal Home Loan Bank in the 12 months since March 31, 2003 greatly reduced interest expense by $136,000 in the first quarter of 2004 versus first quarter of 2003. Lower rates paid on new advances more than offset the $7.4 million increase in average advances outstanding. Maturities of high rate time deposits in the 12 months since March 31, 2003 also lowered interest expense by $191,000 in the first three months of 2004 compared to 2003. The average balance of time deposits dropped $15.4 million and the average rate fell 35 basis points. A $13.2 million increase in average interest-bearing demand deposits and savings deposits resulted in $29,000 of additional interest expense for the quarter ended March 31, 2004. Interest expense on other borrowed funds increased by $3,000 due to slightly higher rates paid on sweep repurchase agreements during 2004.

Net interest income spread was 3.59% (shown in Table 1) for the first three months of 2004, compared to 3.73% for the first three months of 2003 and 3.71% for the twelve months ended December 31, 2003. The average yield received on interest-earning assets was down 90 basis points to 5.78% at March 31, 2004, and the average rate paid on interest-bearing liabilities was down 76 basis points to 2.19% at March 31, 2004. High yielding loans have paid off, matured or been refinanced at significantly lower rates. The Bank has not been able to match this loss of interest income by lowering rates for demand, savings and time deposits. It has prepaid or replaced some advances from the Federal Home Loan Bank with new advances at much lower rates. Management continues to emphasize growth of its noninterest-bearing demand and interest-bearing demand deposits to lower its future cost of funds.

Provision and Allowance for Loan Losses
The allowance for loan losses decreased $261,000 from December 31, 2003 to March 31, 2004. The provision for loan losses was $90,000 lower in the first three months of 2004 compared to 2003 due to a sizable decrease in nonaccrual loans during the past twelve months. The allowance was 1.05% of total loans at March 31, 2004 compared to 1.21% at December 31, 2003. Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
	2004		2003
Loan Category	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$349,000	$9,000	$192,000	$13,000
Consumer	57,000	56,000	177,000	84,000
Mortgage	0	0	15,000	0
	$406,000	$65,000	$384,000	$97,000

The increase in total charge-offs from 2003 to 2004 was primarily attributable to four large commercial substandard credits totaling $322,000. These loans were impaired at the end of 2003 and each loss was 100% specifically reserved for, except one loan for which 30% had been reserved. Certain events occurring during the first quarter of 2004 justified the timing of the charge-off of the specific reserve associated with each loan. Consumer loan charge-offs decreased significantly in 2004 versus 2003 reflecting management's progress in underwriting new loans and delinquent loan collection efforts. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2004, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $115,000 or 14% in the first quarter of 2004 compared to the same period in 2003. Gains on sales of loans were down $109,000 due to slower mortgage refinancing activity at the Mortgage Company. The sale of the Insurance Agency's Grand Rapids division reduced our insurance commissions in 2004, compared to 2003. Offsetting these decreases was an increase in mortgage servicing fees during 2004. Servicing fee income in 2003 was reduced by accelerated amortization and impairment of mortgage servicing rights driven by the heavy mortgage refinancing environment. A total of $3.5 million of securities were sold during the first quarter of 2004 for a non-recurring portfolio gain of $29,000 whereas the Registrant did not sell any securities in the first quarter of 2003.

Noninterest Expense
Total noninterest expense decreased $103,000 or 5% in the first quarter of 2004 compared to the first quarter of 2003. Salaries and benefits were lower in 2004 due to fewer mortgage commissions paid, which was offset by higher employee health care costs. Occupancy expense was also lower due to the closure of the Bank's Sparta Great Day office as well as the sale of the Grand Rapids division of the Insurance Agency in 2003. Professional fees were lower during the first quarter of 2004 due to decreased legal fees related to collection matters caused by fewer delinquent and substandard loans.

FINANCIAL CONDITION

Securities
The securities portfolio increased $2.3 million from December 31, 2003 to March 31, 2004. A mix of agency bonds, mortgage-backed securities, and municipal bonds were purchased since loan demand was slow, deposits grew and the Bank did not want to sell federal funds. The Bank's Investment Committee continues to monitor the portfolio and purchase securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. During the first quarter, management also pledged securities to the Federal Home Loan Bank as collateral for potential borrowings. This provided the Bank additional borrowing capacity and reduced the amount of federal funds purchased from year-end 2003. Securities also serve as a source of liquidity for funding loan demand.

Loans
The loan portfolio (excluding loans held for sale) grew $400,000 during the first quarter of 2004. Commercial and consumer loans increased $200,000 and $600,000, respectively. Commercial loans increased slightly due to higher demand from local businesses. Consumer loans increased due to a home equity loan special promoted during the first quarter of 2004. Mortgage loans decreased $400,000 as a result of lower construction loans in the portfolio. Management continues to sell conforming mortgages to secondary market investors; however, activity at the Mortgage Company has slowed in 2004 due to rising long-term interest rates. Management anticipates that future loan demand will increase due to a general improvement in local and national economic conditions.

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
	March 31,	December 31,
	2004	2003
Loans accounted for on a nonaccrual basis	$ 1,555,000	$ 1,914,000
Loans contractually past due 90 days
or more as to principal or interest payments	32,000	39,000
Loans considered troubled debt restructurings	43,000	47,000
Total	$ 1,630,000	$ 2,000,000

The allowance for loan losses as a percentage of nonperforming loans was 105% at March 31, 2004, compared to 99% at December 31, 2003. Nonaccrual loans are comprised of $1.2 million of commercial loans, $217,000 of residential mortgages, and $124,000 of consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $8,114,000 as of March 31, 2004, compared to $8,841,000 as of December 31, 2003.

Deposits and Other Funding Sources
Total deposits have increased approximately $4.0 million since December 31, 2003. Demand deposits grew $2.3 million, savings deposits grew $0.4 million and time deposits rose $1.3 million. The Bank's growth in high-yielding money market accounts offset lower noninterest-bearing demand deposit balances. New brokered time deposits were acquired to offset some of the matured or non-renewed local time deposits. Advances from the Federal Home Loan Bank increased $3.5 million to reduce the amount of federal funds purchased at the end of 2003. Federal funds purchased decreased $5.8 million since December 31, 2003.

Shareholders' Equity
Total shareholders' equity increased $454,000 from the year ended December 31, 2003. Growth resulted from current year income, proceeds from the sale of the Registrant's stock, changes in the unrealized gain on securities, offset by cash dividends paid to shareholders and repurchases of stock. Total shareholders' equity as a percentage of assets was 9.69% as of March 31, 2004, compared to 9.55% as of December 31, 2003. The increase in this ratio resulted from growth in shareholders' equity during the quarter. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at March 31, 2004.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "ALCO Committee"). The ALCO Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31, 2004 increased net income 7% if rates increased 200 basis points and decreased net income 9% if rates decreased 100 basis points. The market value of shareholders' equity decreased 11% when rates were shocked 200 points upward and 5% if rates were shocked 100 points downward. The ALCO Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 32 and 33 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2003. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On January 28, 2004, the Registrant issued 962 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $16,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 to January 31, 2004	-	-	-	10,159
February 1, 2004 to February 29, 2004	1,633	$ 17.94	1,633	8,526
March 1, 2004 to March 31, 2004	-	-	-	8,526
Total	1,633	$ 17.94	1,633	8,526

(1)  The repurchase plan was adopted and announced on July 15, 1998. The plan authorized the repurchase of up to 50,000 shares. There is no stated expiration date. All shares purchased by the Registrant during the three months ended March 31, 2004 were made as open-market transactions.

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

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

          2.          Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:
Date	Items Reported	Financial Statements

January 27, 2004	Item 7 & 12	None
January 28, 2004	Item 7 & 12	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date May 14, 2004	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date May 14, 2004	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2000. Here incorporated by reference.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.