Form 10-Q
period 2004-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2004-08-13
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 000-19202

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
Yes                   No     X

As of July 30, 2004, the Registrant had outstanding 1,567,645 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2004 (Unaudited) and December 31, 2003	3

	Consolidated Statements of Income for the three and six months ended June 30, 2004 and 2003 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$4,720,000	$4,722,000
Cash and cash equivalents	4,720,000	4,722,000

Securities available for sale	40,781,000	38,149,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,890,000	2,772,000
Loans, net	167,490,000	161,158,000
Loans held for sale	510,000	0
Premises and equipment, net	4,603,000	4,080,000
Other real estate owned, net	1,581,000	1,433,000
Loan servicing rights, net	420,000	442,000
Other assets	2,589,000	2,711,000
Total assets	$225,584,000	$215,467,000

Liabilities
Deposits - noninterest bearing	$19,239,000	$17,288,000
Deposits - interest bearing	137,203,000	128,975,000
Total deposits	156,442,000	146,263,000

Repurchase agreements	4,555,000	5,305,000
Federal funds purchased	5,214,000	7,882,000
Advances from Federal Home Loan Bank	37,250,000	33,750,000
Other liabilities	1,771,000	1,699,000
Total liabilities	205,232,000	194,899,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,567,495 at June 30, 2004 and 1,563,415 at December 31, 2003	15,861,000	15,815,000
Unallocated shares held by Employee Stock Ownership Plan	(18,000)	(27,000)
Retained earnings	4,648,000	4,264,000
Accumulated other comprehensive income (loss)	(139,000)	516,000
Total shareholders' equity	20,352,000	20,568,000
Total liabilities and shareholders' equity	$225,584,000	$215,467,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,463,000	$2,822,000	$4,951,000	$5,787,000
Securities:
Taxable	242,000	192,000	491,000	356,000
Tax exempt	139,000	109,000	276,000	218,000
Other	1,000	4,000	1,000	5,000
Total interest income	2,845,000	3,127,000	5,719,000	6,366,000

Interest expense
Deposits	728,000	819,000	1,447,000	1,700,000
Advances from Federal Home Loan Bank	233,000	317,000	452,000	672,000
Other	22,000	21,000	48,000	44,000
Total interest expense	983,000	1,157,000	1,947,000	2,416,000

Net interest income	1,862,000	1,970,000	3,772,000	3,950,000
Provision for loan losses	80,000	75,000	160,000	245,000

Net interest income after provision for loan losses	1,782,000	1,895,000	3,612,000	3,705,000

Noninterest income
Customer service fees	242,000	260,000	464,000	501,000
Insurance and investment commissions	277,000	240,000	557,000	539,000
Gain on sales of loans	64,000	250,000	124,000	419,000
Gain on sales of securities	6,000	0	35,000	0
Loan servicing fees, net	8,000	(15,000)	30,000	(18,000)
Other	8,000	11,000	83,000	108,000
Total noninterest income	605,000	746,000	1,293,000	1,549,000

Noninterest expense
Salaries and benefits	927,000	1,057,000	1,905,000	2,069,000
Occupancy	293,000	315,000	568,000	638,000
Professional services	137,000	132,000	242,000	260,000
Supplies and postage	64,000	64,000	127,000	131,000
Data processing	79,000	89,000	173,000	182,000
Advertising and promotional	26,000	38,000	52,000	66,000
Other	282,000	252,000	541,000	504,000
Total noninterest expense	1,808,000	1,947,000	3,608,000	3,850,000

Income before income tax	579,000	694,000	1,297,000	1,404,000
Income tax expense	175,000	189,000	381,000	393,000

Net income	$404,000	$505,000	$916,000	$1,011,000

Comprehensive income (loss)	$(428,000)	$741,000	$261,000	$1,291,000

Basic earnings per share	$0.26	$0.32	$0.59	$0.65

Diluted earnings per share	$0.26	$0.32	$0.58	$0.65

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2003	1,551,228	$15,645,000	$(45,000)	$3,222,000	$537,000	$19,359,000

Comprehensive income
Net income				1,011,000		1,011,000
Change in unrealized gain					280,000	280,000
Total comprehensive income						1,291,000

Shares issued	7,541	105,000				105,000
Shares repurchased	(630)	(9,000)				(9,000)
Shares committed to be released under Employee Stock Ownership Plan		(9,000)	9,000			0
Cash dividends				(528,000)		(528,000)

Balance, June 30, 2003	1,558,139	$15,732,000	$(36,000)	$3,705,000	$817,000	$20,218,000

Balance, January 1, 2004	1,563,415	$15,815,000	$(27,000)	$4,264,000	$516,000	$20,568,000

Comprehensive income
Net income				916,000		916,000
Change in unrealized gain (loss)					(655,000)	(655,000)
Total comprehensive income						261,000

Shares issued	6,759	122,000				122,000
Shares repurchased	(2,679)	(51,000)				(51,000)
Shares committed to be released under Employee Stock Ownership Plan		(25,000)	9,000			(16,000)
Cash dividends				(532,000)		(532,000)

Balance, June 30, 2004	1,567,495	$15,861,000	$(18,000)	$4,648,000	$(139,000)	$20,352,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$916,000	$1,011,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	269,000	303,000
Amortization	300,000	244,000
Provision for loan losses	160,000	245,000
Gain on sales of securities	(35,000)	0
Gain on sales of loans	(124,000)	(419,000)
Loans originated for sale	(5,311,000)	(21,362,000)
Proceeds from sales of loans	4,874,000	18,940,000
Net changes in:
Other assets	601,000	1,216,000
Other liabilities	393,000	43,000
Net cash provided by operating activities	2,043,000	221,000

Cash flows from investing activities:
Purchases of securities available for sale	(9,941,000)	(11,296,000)
Proceeds from sales of securities available for sale	4,071,000	0
Principal payments on securities available for sale	1,951,000	1,787,000
Loan originations, net of repayments	(7,134,000)	14,188,000
Premises and equipment expenditures, net of disposals	(792,000)	(122,000)
Proceeds from sale of insurance book of business	0	186,000
Net cash provided by/(used in) investing activities	(11,845,000)	4,743,000

Cash flows from financing activities:
Net change in deposits	10,179,000	(4,005,000)
Net change in repurchase agreements	(750,000)	(582,000)
Net change in federal funds purchased	(2,668,000)	5,350,000
Proceeds from Federal Home Loan Bank advances	14,750,000	6,500,000
Payments on Federal Home Loan Bank advances	(11,250,000)	(13,514,000)
Issuance of common stock	122,000	105,000
Repurchase of common stock	(51,000)	(9,000)
Cash dividends and fractional shares from stock dividends	(532,000)	(528,000)
Net cash provided by/(used in) financing activities	9,800,000	(6,683,000)

Net change in cash and cash equivalents	(2,000)	(1,719,000)
Beginning cash and cash equivalents	4,722,000	6,471,000

Ending cash and cash equivalents	$4,720,000	$4,752,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,928,000	$2,411,000
Cash paid for income taxes	$275,000	$395,000
Loans transferred to other real estate	$642,000	$927,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2004 and June 30, 2003, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2004 and June 30, 2003, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2004 and June 30, 2003. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following pro forma information presents net income and earnings per share for the three and six months ended June 30, 2004 and 2003 had the fair value method been used to measure compensation expense for stock option plans. No compensation expense was recognized for stock options in 2004 and 2003.
	Three Months Ended June 30,
	2004	2003
Net income as reported	$404,000	$505,000
Deduct: Stock-based compensation expense determined under fair value based method	0	0
Pro forma net income	$404,000	$505,000

Basic earnings per common share and diluted earnings per common share
as reported	$0.26	$0.32
Pro forma basic earnings per common share and pro forma
diluted earnings per common share	$0.26	$0.32

	Six Months Ended June 30,
	2004	2003
Net income as reported	$916,000	$1,011,000
Deduct: Stock-based compensation expense determined under fair value based method	6,000	6,000
Pro forma net income	$910,000	$1,005,000

Basic earnings per common share as reported	$0.59	$0.65
Diluted earnings per common share as reported	$0.58	$0.65

Proforma basic earnings per common share	$0.59	$0.65
Proforma diluted earnings per common share	$0.58	$0.65

Stock Transactions
A total of 1,735 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $31,000 under the terms of the Directors' Stock Purchase Plan in the first two quarters of 2004. A total of 3,865 shares of common stock were issued to shareholders for a cash price of $72,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the six months ended June 30, 2004. A total of 1,159 shares were issued to employees for a cash price of $19,000 under the Employee Stock Purchase Plan for the six months ended June 30, 2004. A total of 2,679 shares were repurchased from shareholders at a cash price of $51,000 in the first six months of 2004.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Balance at beginning of period	$1,713,000	$2,094,000	$1,974,000	$2,211,000

Provision charged to expense	80,000	75,000	160,000	245,000
Loans charged off	(177,000)	(161,000)	(583,000)	(545,000)
Recoveries of charged-off loans	76,000	100,000	141,000	197,000

Balance at end of period	$1,692,000	$2,108,000	$1,692,000	$2,108,000

Information regarding impaired loans follows:
	June 30, 2004	December 31, 2003

Loans with no allowance allocated	$631,000	$753,000
Loans with allowance allocated	428,000	1,051,000
Amount of allowance for loan losses allocated	180,000	576,000

Information regarding impaired loans follows:
	Three Months Ended June 30,
	2004	2003

Average balance during the period	$1,244,000	$2,503,000
Interest income recognized thereon	21,000	40,000
Cash basis interest income recognized	11,000	34,000

	Six Months Ended June 30,
	2004	2003

Average balance during the period	$1,384,000	$2,392,000
Interest income recognized thereon	21,000	51,000
Cash basis interest income recognized	28,000	88,000

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Basic Earnings Per Share
Net income available to common
shareholders	$404,000	$505,000	$916,000	$1,011,000

Weighted average common shares outstanding	1,564,641	1,553,356	1,563,395	1,551,600

Basic earnings per share	$0.26	$0.32	$0.59	$0.65

Diluted Earnings Per Share
Net income available to common
shareholders	$404,000	$505,000	$916,000	$1,011,000

Weighted average common shares outstanding	1,564,641	1,553,356	1,563,395	1,551,600
Plus dilutive stock options	8,604	1,473	7,732	949

Weighted average common shares outstanding
and potentially dilutive shares	1,573,245	1,554,829	1,571,127	1,552,549

Diluted earnings per share	$0.26	$0.32	$0.58	$0.65

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

RESULTS OF OPERATIONS

Summary
Net income decreased $101,000 or 20% in the second quarter of 2004 compared to the same period in 2003. Net income for the first six months of 2004 decreased $95,000, or 9% from the same period in the prior year. The decrease in net income was primarily due to lower net interest income and lower noninterest income, offset by lower noninterest expense.

Net interest income dropped in the first six months of 2004 primarily due to interest earning assets repricing downward much more than interest bearing deposits and borrowings. While earning assets grew 6%, the low rate environment continued to compress asset yields while rates on deposits and borrowings remained flat since the end of the first quarter. A lower provision to the allowance for loan losses was driven by a decrease in nonperforming loans. Slower mortgage activity greatly reduced the gains received on sales of loans. Noninterest expense dropped in 2004 primarily due to lower personnel and occupancy costs.

Return on average assets was 0.84% for the first six months of 2004, compared to 0.98% for the same period in 2003. Return on average shareholders' equity was 8.88% for the first half of 2004, compared to 10.23% for the comparable period of 2003.

Dividends
Cash dividends of $267,000, or $0.17 per share were declared in the second quarter of 2004, which is consistent with the amount per share declared in the second quarter of 2003. The cash dividends paid in the first six months of 2004 were $532,000 or $0.34 per share, which is the same per share amount paid in 2003. The cash dividend payout percentage was 58% for the first six months of 2004, compared to 52% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2004 and 2003, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest	Annualized Average Rate	Average Balance	Interest	Annualized Average Rate
Assets
Loans (1)	$165,090	$4,955	6.00%	$167,188	$5,792	6.93%
Taxable securities (2)	28,167	491	3.49	17,144	356	4.24
Nontaxable securities (1)	13,424	418	6.23	9,901	330	7.10
Other	57	1	3.51	916	5	1.09

Interest-earning assets	206,738	5,865	5.67	195,149	6,483	6.68
Noninterest-earning assets	11,225			10,257

Total assets	$217,963			$205,406

Liabilities and shareholders' equity
Interest-bearing demand deposits	$49,672	354	1.43%	$38,252	276	1.44%
Savings deposits	9,659	24	0.50	8,644	32	0.74
Time deposits	74,341	1,069	2.88	86,026	1,392	3.24
Federal Home Loan Bank advances	37,214	452	2.43	28,215	672	4.76
Other	7,248	48	1.32	6,579	44	1.34

Interest-bearing liabilities	178,134	1,947	2.19	167,716	2,416	2.88
Noninterest-bearing demand deposits	16,402			16,503
Other noninterest-bearing liabilities	2,787			1,413
Shareholders' equity	20,640			19,774

Total liabilities and
shareholders' equity	$217,963			$205,406

Net interest income (tax-equivalent
basis) - interest spread		3,918	3.48%		4,067	3.80%

Tax equivalent adjustment (1)		(146)			(117)

Net interest income		$3,772			$3,950

Net interest income as a percentage of
earning assets (tax-equivalent basis)			3.79%			4.17%

________________________________
(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Six Months Ended June 30,
	2004 Over 2003
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(837)	$(72)	$(765)
Taxable securities	135	157	(22)
Nontaxable securities (2)	88	100	(12)
Other	(4)	(4)	0

Net change in tax-equivalent income	(618)	181	(799)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	78	78	0
Savings deposits	(8)	2	(10)
Time deposits	(323)	(122)	(201)
Federal Home Loan Bank advances	(220)	108	(328)
Other	4	4	0

Net change in interest expense	(469)	70	(539)

Net change in tax-equivalent net interest income	$(149)	$111	$(260)

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

Net Interest Income
As shown in Tables 1 and 2, year-to-date tax equivalent net interest income dropped $149,000 in 2004 compared to the same period in 2003. This is primarily because the low rate environment has negatively impacted loans and securities that have repriced. Mitigating this is a lower interest expense on deposits and borrowings. However, the lower interest expense on deposits and other funding sources has not been sufficient to overcome the reduction in income earned on interest-earning assets. The growth in loans and securities has offset some of the loss in interest income due to lower rates.

The average balance of loans decreased $2.1 million in the six months ended June 30, 2004 compared to 2003. In addition, refinancing and repricing of existing loans has also caused interest income on loans to fall $837,000 for the six months ended June 30, 2004, compared to the same period a year ago. The average balance of investment securities grew $14.5 million, which offset slightly lower yields thereby causing interest income to increase $223,000 over 2003.

Lower rates paid on time deposits and an $11.7 million decrease in average time deposit balances reduced interest expense $323,000 in the first six months of 2004 versus 2003. Lower rates paid on advances from the Federal Home Loan Bank more than offset a $9.0 million increase in the average balance causing interest expense to drop $220,000 in the first six months of 2004. An $11.4 million increase in the average balance of interest-bearing demand deposits increased interest expense by $78,000 as rates paid on demand deposits have remained static from those of a year ago.

Net interest income spread was 3.48% (shown in Table 1) for the first six months of 2004, compared to 3.80% for the first six months of 2003. This is a decrease from the net interest income spread of 3.59% for the three months ended March 31, 2004 and 3.71% for the twelve months ended December 31, 2003. The average yield received on interest-earning assets was down 101 basis points to 5.67% at June 30, 2004, and the average rate paid on interest-bearing liabilities was down 69 basis points to 2.19% at June 30, 2004.

Net interest income for the three months ended June 30, 2004 was $108,000 lower than net interest income for the quarter ended June 30, 2003 driven by significantly lower rates on loans and securities. The lower rates paid on deposits and borrowings were insufficient to counter the reduction in interest income for the quarter.

Provision and Allowance for Loan Losses
The provision for loan losses was $85,000 lower in the first six months of 2004 than the same period of 2003. This was driven by an improvement of overall credit quality within the loan portfolio. Nonperforming loans have decreased $1,508,000 or 58% since June 30, 2003. The allowance for loan losses has decreased $282,000 since the end of 2003 primarily due to charge-offs exceeding recoveries and the current year's provision. The allowance was 1.00% of total loans as of June 30, 2004, compared to 1.05% at March 31, 2004, and 1.21% at December 31, 2003. Charge-offs and recoveries of charged-off loans for the six months ended June 30 were as follows:
	2004		2003
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$480,000	$28,000	$251,000	$50,000
Consumer	103,000	113,000	244,000	147,000
Mortgage	0	0	50,000	0
	$583,000	$141,000	$545,000	$197,000

The increase in net charge-offs from 2003 to 2004 was primarily attributable to more commercial charge-offs, offset by lower consumer and mortgage net charge-offs. Within the commercial charge-offs in 2004 were five borrowers with loans totaling $386,000. Of these five borrowers, 71% or $275,000 of the allowance for loan losses had been specifically allocated to their respective loans at the end of 2003 due to specific factors existing at year-end. Management believes that these significant commercial loan charge-offs do not signal a trend since other qualitative measures indicate general credit improvement. The net recovery position within consumer loans indicates improvement in the quality of the Bank's retail lending practices. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2004, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $141,000 or 19% in the second quarter and $256,000 or 17% in the first six months of 2004 compared to the same periods in the prior year. Gains on sales of loans were down for the quarter and year-to-date due to reduced refinancing activity at the Mortgage Company. Rising long term interest rates in the past two quarters of 2004 has stalled borrower demand for refinancing existing mortgage loans. Offsetting this decrease was an increase in net mortgage servicing fees during 2004. Servicing fee income in 2003 was reduced by accelerated amortization and impairment of mortgage servicing rights driven by the heavy mortgage refinancing activity occurring. A total of $4.1 million of securities were sold during the first and second quarters of 2004 for a non-recurring portfolio gain of $35,000. The Registrant did not sell any securities in the six months ended June 30, 2003. Losses incurred on the sale of foreclosed assets negatively impacted noninterest income by $22,000 for the quarter and $5,000 for the six months ended June 30, 2004.

Noninterest Expense
Total noninterest expense decreased $139,000 or 7% in the second quarter of 2004 and $242,000 or 6% in the first six months of 2004 compared to 2003. Salaries and benefits were lower in 2004 due to fewer mortgage commissions paid, reductions in staff and lower incentive bonuses offset by higher employee health care costs. Occupancy expense was also lower due to the closure of the Bank's Sparta Great Day office as well as the sale of the Grand Rapids division of the Insurance Agency in 2003. Other noninterest expense increased $30,000 for the quarter and $37,000 for the six months ended June 30, 2004 primarily due to the write-off a $75,000 cash item. The cash item was an altered foreign check that was disbursed before the Bank was notified of the fraudulent item. Management is pursuing legal action against the depositor and has instituted specific internal controls surrounding the collection of both foreign and domestic checks.

FINANCIAL CONDITION

Securities
The securities portfolio increased $2.6 million from December 31, 2003 to June 30, 2004. A mix of agency bonds, mortgage-backed securities, and municipal bonds were purchased from the proceeds received from the sale of securities and the recent growth in deposit accounts. Approximately $4.0 million of securities were sold in the first two quarters of 2004 to harvest gains in the portfolio. In the second quarter of 2004, long term interest rates rose dramatically, which caused the securities portfolio to have an unrealized loss of $211,000 at June 30, 2004 versus an unrealized gain of $782,000 at December 31, 2003.

The Bank's Investment Committee continues to monitor the portfolio and purchase or sell securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Certain securities are also pledged as collateral to the Federal Home Loan Bank for current and potential borrowings. Securities also serve as a source of liquidity for funding loan demand.

Loans
The loan portfolio (excluding loans held for sale) grew $6.3 million during the first six months of 2004. Commercial, consumer and mortgage loans increased $3.0 million, $1.7 million and $1.6 million, respectively. Commercial loans increased due to rising demand from local businesses and general improvement in the regional and national economy. Consumer loans increased largely due to additional volume generated by a home equity loan promotion. The Bank also introduced a new interest-only home equity line of credit product in 2004. Mortgage loans have increased as a result of more borrowers desiring adjustable rate mortgages versus fixed rate mortgages. Management has opted to sell all conforming fixed and variable rate mortgages to the secondary market. Nonconforming mortgage loans are not considered saleable to the secondary market and must be retained in the Mortgage Company's portfolio.

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

The balances of these nonperforming loans were as follows:
	June 30,	December 31,
	2004	2003
Loans accounted for on a nonaccrual basis	$ 1,056,000	$ 1,914,000
Loans contractually past due 90 days
or more as to principal or interest payments	0	39,000
Loans considered troubled debt restructurings	35,000	47,000
Total	$ 1,091,000	$ 2,000,000

The allowance for loan losses as a percentage of nonperforming loans was 155% at June 30, 2004 compared to 99% at December 31, 2003. Nonaccrual loans are comprised of $0.8 million of commercial loans, $0.1 million of residential mortgages, and $0.1 million of consumer loans. Since December 31, 2003, nonaccrual loans have decreased due to charge-offs, payoffs, transfers to other real estate and delinquent loans being brought current. Impaired loans are evaluated on an individual basis and specific allocations are made for these loans when collateral is considered insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $8,003,000 at June 30, 2004 compared to $8,841,000 as of December 31, 2003.

Deposits and Other Funding Sources
Total deposits have increased approximately $10.2 million since December 31, 2003. Demand deposits grew $5.5 million, savings deposits grew $0.3 million and time deposits rose $4.4 million in the six months since year-end 2003. The Bank's high-yielding Investors Money Market account has continued to grow since a premium rate was introduced in late 2002 and relative uncertainty continues to plague the stock market. Noninterest-bearing demand deposit balances have increased approximately $2 million due to growing balances with commercial customers. Brokered time deposits have increased $6.1 million in 2004 to fund recent growth in commercial and consumer loans. Advances from the Federal Home Loan Bank have increased $3.5 million in 2004 to reduce the amount of federal funds purchased at the end of 2003. Management has been replacing maturing advances with new advances to maintain its current funding structure.

Shareholders' Equity
Total shareholders' equity decreased approximately $0.2 million in the first six months of 2004. The change resulted from current year income and proceeds from the sale of the Registrant's stock, offset by cash dividends paid to shareholders, shares repurchased, and changes in other comprehensive income. Accumulated other comprehensive income dropped $0.7 million due to a large change in the unrealized loss on the market value of the Registrant's securities portfolio. Total shareholders' equity as a percentage of assets was 9.02% as of June 30, 2004 compared to 9.55% as of December 31, 2003. The decrease in this ratio resulted from the decrease in other comprehensive income and growth in total assets since year-end 2003. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at June 30, 2004.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate rate shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2004 caused net income to increase 3% if rates increased 200 basis points and decrease 12% if rates decreased 100 basis points. The market value of shareholders' equity will decrease 14% if rates rose 200 basis points and increase 5% if rates dropped 100 basis points. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 32 and 33 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2003 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

The Registrant's management does not believe that there has been a material change in the nature or categories of the Registrant's primary market risk exposures, or the particular markets that present the primary risk of loss to the Registrant. As of the date of this report, the Registrant's management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Registrant manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2003. As of the date of this report, the Registrant's management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On April 28, 2004, the Registrant issued 773 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 to April 30, 2004	-	-	-	8,526
May 1, 2004 to May 31, 2004	1,046	$ 20.23	1,046	7,480
June 1, 2004 to June 30, 2004	-	-	-	7,480
Total	1,046	$ 20.23	1,046	7,480

(1)  The repurchase plan was adopted and announced on July 15, 1998. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. All shares purchased by the Registrant during the three months ended June 30, 2004 were made as open-market transactions.

On July 21, 2004, the Board of Directors authorized the Registrant to repurchase an additional 50,000 shares under a new publicly announced repurchase plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 29, 2004, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2007 Annual Meeting:
	Votes For	Votes Withheld	Broker Non-Votes
Frank G. Berris	1,275,373	13,158	0
Lawrence D. Bradford	1,287,142	1,389	0
Lewis G. Emmons	1,267,142	20,960	0
Stuart Goodfellow	1,286,991	1,540	0

Directors Bruce A. Johnson, Jon E. Pike, and Linda R. Pitsch continue their term until the 2005 Annual Meeting. Directors James A. Bosserd, William F. Cutler, Jr., Paul L. Johnson, and Andrew W. Zamiara continue their term until the 2006 Annual Meeting.

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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

2.	Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

Date	Items Reported

April 23, 2004	Item 9 - Announcement of Annual Meeting

April 28, 2004	Item 12 - Press release to report first quarter 2004 earnings

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date August 13, 2004	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date August 13, 2004	/s/ Thomas L. Lampen Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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