Form 10-Q
period 2004-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2004-11-12
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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
Yes                   No     X

As of October 29, 2004, the Registrant had 1,568,723 shares of common stock outstanding.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2004 (Unaudited) and December 31, 2003	3

	Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2004 and 2003 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2004 and 2003 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)	6

	Notes to Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)
	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$3,833,000	$4,722,000
Cash and cash equivalents	3,833,000	4,722,000

Securities available for sale	40,369,000	38,149,000
Federal Home Loan Bank and Federal Reserve Bank stock	2,918,000	2,772,000
Loans, net	173,431,000	161,158,000
Premises and equipment, net	4,584,000	4,080,000
Other real estate owned, net	1,566,000	1,433,000
Loan servicing rights, net	417,000	442,000
Other assets	2,543,000	2,711,000
Total assets	$229,661,000	$215,467,000

Liabilities
Deposits - noninterest bearing	$16,699,000	$17,288,000
Deposits - interest bearing	149,205,000	128,975,000
Total deposits	165,904,000	146,263,000

Repurchase agreements	5,287,000	5,305,000
Federal funds purchased	2,998,000	7,882,000
Advances from Federal Home Loan Bank	32,750,000	33,750,000
Other liabilities	1,766,000	1,699,000
Total liabilities	208,705,000	194,899,000

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	0	0
Common stock; shares authorized: 4,000,000; shares outstanding: 1,567,916 at September 30, 2004 and 1,563,415 at December 31, 2003	15,865,000	15,815,000
Unallocated shares held by Employee Stock Ownership Plan	(18,000)	(27,000)
Retained earnings	4,800,000	4,264,000
Accumulated other comprehensive income	309,000	516,000
Total shareholders' equity	20,956,000	20,568,000
Total liabilities and shareholders' equity	$229,661,000	$215,467,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income
Loans, including fees	$2,525,000	$2,726,000	$7,476,000	$8,513,000
Securities:
Taxable	244,000	197,000	735,000	553,000
Tax exempt	151,000	117,000	427,000	335,000
Other	0	1,000	1,000	6,000
Total interest income	2,920,000	3,041,000	8,639,000	9,407,000

Interest expense
Deposits	766,000	788,000	2,213,000	2,488,000
Advances from Federal Home Loan Bank	243,000	285,000	695,000	957,000
Other	32,000	26,000	80,000	70,000
Total interest expense	1,041,000	1,099,000	2,988,000	3,515,000

Net interest income	1,879,000	1,942,000	5,651,000	5,892,000
Provision for loan losses	115,000	130,000	275,000	375,000

Net interest income after provision for loan losses	1,764,000	1,812,000	5,376,000	5,517,000

Noninterest income
Customer service fees	259,000	257,000	723,000	758,000
Insurance and investment commissions	229,000	276,000	786,000	815,000
Gain on sales of loans	64,000	333,000	188,000	752,000
Gain on sales of securities	3,000	37,000	38,000	37,000
Loan servicing fees, net	13,000	(87,000)	43,000	(105,000)
Other	49,000	(41,000)	132,000	67,000
Total noninterest income	617,000	775,000	1,910,000	2,324,000

Noninterest expense
Salaries and benefits	951,000	1,042,000	2,856,000	3,111,000
Occupancy	298,000	307,000	866,000	945,000
Professional fees	124,000	96,000	366,000	356,000
Supplies and postage	49,000	58,000	176,000	189,000
Data processing	89,000	90,000	262,000	272,000
Advertising and promotional	38,000	41,000	90,000	107,000
Other	260,000	250,000	801,000	754,000
Total noninterest expense	1,809,000	1,884,000	5,417,000	5,734,000

Income before income tax	572,000	703,000	1,869,000	2,107,000
Income tax expense	155,000	145,000	536,000	538,000

Net income	$417,000	$558,000	$1,333,000	$1,569,000

Comprehensive income	$865,000	$268,000	$1,126,000	$1,559,000

Basic earnings per share	$0.27	$0.36	$0.85	$1.01

Diluted earnings per share	$0.27	$0.36	$0.85	$1.01

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2003	1,551,228	$15,645,000	$(45,000)	$3,222,000	$537,000	$19,359,000

Comprehensive income
Net income				1,569,000		1,569,000
Change in unrealized gain (loss)					(10,000)	(10,000)
Total comprehensive income						1,559,000

Shares issued	11,016	161,000				161,000
Shares repurchased	(842)	(13,000)				(13,000)
Shares committed to be released under Employee Stock Ownership Plan		(9,000)	9,000			0
Cash dividends				(794,000)		(794,000)

Balance, September 30, 2003	1,561,402	$15,784,000	$(36,000)	$3,997,000	$527,000	$20,272,000

Balance, January 1, 2004	1,563,415	$15,815,000	$(27,000)	$4,264,000	$516,000	$20,568,000

Comprehensive income
Net income				1,333,000		1,333,000
Change in unrealized gain (loss)					(207,000)	(207,000)
Total comprehensive income						1,126,000

Shares issued	10,465	193,000				193,000
Shares repurchased	(5,964)	(118,000)				(118,000)
Shares committed to be released under Employee Stock Ownership Plan		(25,000)	9,000			(16,000)
Cash dividends				(797,000)		(797,000)

Balance, September 30, 2004	1,567,916	$15,865,000	$(18,000)	$4,800,000	$309,000	$20,956,000

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,333,000	$1,569,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	408,000	450,000
Amortization	448,000	434,000
Provision for loan losses	275,000	375,000
Gain on sales of securities	(38,000)	(37,000)
Gain on sales of loans	(188,000)	(752,000)
Loans originated for sale	(7,542,000)	(32,687,000)
Proceeds from sales of loans	7,648,000	34,142,000
Net changes in:
Other assets	701,000	81,000
Other liabilities	522,000	1,080,000
Net cash provided by operating activities	3,567,000	4,655,000

Cash flows from investing activities:
Net change in short-term investments	0	100,000
Purchases of securities available for sale	(12,721,000)	(14,725,000)
Proceeds from sales of securities available for sale	5,615,000	1,052,000
Principal payments, maturities and calls on securities available for sale	3,927,000	3,177,000
Loan originations, net of repayments	(13,382,000)	9,033,000
Premises and equipment expenditures, net of disposals	(912,000)	(181,000)
Proceeds from sale of insurance book of business	0	186,000
Net cash used in investing activities	(17,473,000)	(1,358,000)

Cash flows from financing activities:
Net change in deposits	19,641,000	(2,218,000)
Net change in repurchase agreements	(18,000)	(558,000)
Net change in federal funds purchased	(4,884,000)	2,450,000
Proceeds from Federal Home Loan Bank advances	21,750,000	13,750,000
Payments on Federal Home Loan Bank advances	(22,750,000)	(18,541,000)
Issuance of common stock	193,000	161,000
Repurchase of common stock	(118,000)	(13,000)
Cash dividends and fractional shares from stock dividends	(797,000)	(794,000)
Net cash provided by/(used in) financing activities	13,017,000	(5,763,000)

Net change in cash and cash equivalents	(889,000)	(2,466,000)
Beginning cash and cash equivalents	4,722,000	6,471,000

Ending cash and cash equivalents	$3,833,000	$4,005,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,990,000	$3,543,000
Cash paid for income taxes	$275,000	$585,000
Loans transferred to other real estate	$834,000	$1,133,000

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2004 and September 30, 2003, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2004 and September 30, 2003, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2004 and September 30, 2003. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

The following pro forma information presents net income and earnings per share for the three and nine months ended September 30, 2004 and 2003 had the fair value method been used to measure compensation expense for stock option plans. No compensation expense was recognized for stock options in 2004 and 2003.
	Three Months Ended September 30,
	2004	2003
Net income as reported	$417,000	$558,000
Deduct: Stock-based compensation expense determined under fair value based method	0	0
Pro forma net income	$417,000	$558,000

Basic and diluted earnings per common share as reported	$0.27	$0.36

Pro forma basic and diluted earnings per common share	$0.27	$0.36

	Nine Months Ended September 30,
	2004	2003
Net income as reported	$1,333,000	$1,569,000
Deduct: Stock-based compensation expense determined under fair value based method	6,000	6,000
Pro forma net income	$1,327,000	$1,563,000

Basic and diluted earnings per common share as reported	$0.85	$1.01

Proforma basic earnings per common share	$0.85	$1.01

Proforma diluted earnings per common share	$0.85	$1.00

Stock Transactions
A total of 2,488 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $47,000 under the terms of the Directors' Stock Purchase Plan in the first three quarters of 2004. A total of 5,759 shares of common stock were issued to shareholders for a cash price of $110,000 under the Dividend Reinvestment and Supplemental Purchase Plan in the nine months ended September 30, 2004. A total of 1,910 shares were issued to employees for a cash price of $32,000 under the Employee Stock Purchase Plan for the nine months ended September 30, 2004. A total of 308 shares were issued through the exercise of stock options for a cash price of $4,000 during the third quarter of 2004. A total of 5,964 shares were repurchased from shareholders at a cash price of $118,000 in the first nine months of 2004.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the 2004 presentation

Newly Issued Accounting Standards
EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other than temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Registrant's financial statements is not known, but it is possible this guidance could change management's assessment of other-than-temporary impairment in future periods.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Balance at beginning of period	$1,692,000	$2,108,000	$1,974,000	$2,211,000

Provision charged to expense	115,000	130,000	275,000	375,000
Loans charged off	(107,000)	(332,000)	(690,000)	(877,000)
Recoveries of charged-off loans	56,000	56,000	197,000	253,000

Balance at end of period	$1,756,000	$1,962,000	$1,756,000	$1,962,000

Information regarding impaired loans follows:
	September 30, 2004	December 31, 2003

Loans with no allowance allocated	$633,000	$753,000
Loans with allowance allocated	575,000	1,051,000
Amount of allowance for loan losses allocated	230,000	576,000

Information regarding impaired loans follows:
	Three Months Ended September 30,
	2004	2003

Average balance during the period	$1,133,000	$2,021,000
Interest income recognized thereon	10,000	16,000
Cash basis interest income recognized	15,000	39,000

	Nine Months Ended September 30,
	2004	2003

Average balance during the period	$1,340,000	$2,284,000
Interest income recognized thereon	31,000	67,000
Cash basis interest income recognized	44,000	134,000

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Basic Earnings Per Share
Net income available to common
shareholders	$417,000	$558,000	$1,333,000	$1,569,000

Weighted average common shares outstanding	1,565,429	1,556,812	1,564,078	1,553,356

Basic earnings per share	$0.27	$0.36	$0.85	$1.01

Diluted Earnings Per Share
Net income available to common
shareholders	$417,000	$558,000	$1,333,000	$1,569,000

Weighted average common shares outstanding	1,565,429	1,556,812	1,564,078	1,553,356
Plus dilutive stock options	4,057	3,623	3,346	2,006

Weighted average common shares outstanding
and potentially dilutive shares	1,569,486	1,560,435	1,567,424	1,555,362

Diluted earnings per share	$0.27	$0.36	$0.85	$1.01

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

RESULTS OF OPERATIONS

Summary
Net income decreased $141,000 or 25% in the third quarter of 2004 compared to the same period in 2003. Net income for the first nine months of 2004 decreased $236,000, or 15% from the same period in the prior year. The decrease in net income for both the three- and nine-month periods was primarily due to lower noninterest income and lower net interest income, offset by lower noninterest expense.

Proceeds from sales of loans were down 82% for the quarter and 78% for the year-to-date period ended September 30, 2004 compared to 2003, driving lower noninterest income from a year ago. Mortgage refinancing activity has slowed in 2004 thereby significantly reducing the gains received on sales of loans. Net interest income also dropped in the third quarter and first nine months of 2004 primarily due to interest earning assets repricing downward much more than interest bearing deposits and borrowings. While earning assets have grown 7% since December 31, 2003, the low interest rate environment has continued to compress asset yields while deposit and borrowing rates have remained generally flat. A lower provision to the allowance for loan losses was driven by a decrease in nonperforming loans. Noninterest expense dropped in 2004 primarily due to lower personnel and occupancy costs.

Return on average assets was 0.80% for the first nine months of 2004, compared to 1.01% for the same period in 2003. Return on average shareholders' equity was 8.60% for the first half of 2004, compared to 10.51% for the comparable period of 2003.

Dividends
Cash dividends of $265,000, or $0.17 per share were declared in the third quarter of 2004, which is consistent with the amount per share declared in the third quarter of 2003. The cash dividends paid in the first nine months of 2004 were $797,000 or $0.51 per share, which is the same per share amount paid in 2003. The cash dividend payout percentage was 60% for the first nine months of 2004, compared to 51% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2004 and 2003, respectively. Table 1 documents average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax Equivalent Interest Rates (Dollars in Thousands)
	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest	Annualized Average Rate	Average Balance	Interest	Annualized Average Rate
Assets
Loans (1)	$167,644	$7,483	5.95%	$166,282	$8,520	6.83%
Taxable securities (2)	27,990	735	3.50	19,108	553	3.93
Nontaxable securities (1)	13,994	647	6.16	10,276	508	6.98
Other	71	1	1.88	792	6	1.01

Interest-earning assets	209,669	8,866	5.64	196,458	9,587	6.54
Noninterest-earning assets	11,535			10,838

Total assets	$221,234			$207,296

Liabilities and shareholders' equity
Interest-bearing demand deposits	$51,442	567	1.47%	$40,550	427	1.40%
Savings deposits	9,575	36	0.50	8,968	44	0.65
Time deposits	75,239	1,610	2.85	83,658	2,017	3.21
Federal Home Loan Bank advances	37,526	695	2.47	28,037	957	4.55
Other	7,600	80	1.40	7,059	70	1.32

Interest-bearing liabilities	181,382	2,988	2.20	168,272	3,515	2.79
Noninterest-bearing demand deposits	16,486			17,081
Other noninterest-bearing liabilities	2,694			2,039
Shareholders' equity	20,672			19,904

Total liabilities and
shareholders' equity	$221,234			$207,296

Net interest income (tax-equivalent
basis) - interest spread		5,878	3.44%		6,072	3.75%

Tax equivalent adjustment (1)		(227)			(180)

Net interest income		$5,651			$5,892

Net interest income as a percentage of
earning assets (tax-equivalent basis)			3.74%			4.14%

________________________________
(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.

(2)	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax Equivalent Net Interest Income (Dollars in Thousands)
	Nine Months Ended September 30,
	2004 Over 2003
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(1,037)	$113	$(1,150)
Taxable securities	182	281	(99)
Nontaxable securities (2)	139	236	(97)
Other	(5)	(10)	5

Net change in tax-equivalent income	(721)	620	(1,341)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	140	119	21
Savings deposits	(8)	4	(12)
Time deposits	(407)	(192)	(215)
Federal Home Loan Bank advances	(262)	385	(647)
Other	10	6	4

Net change in interest expense	(527)	322	(849)

Net change in tax-equivalent net interest income	$(194)	$298	$(492)

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

Net Interest Income
As shown in Tables 1 and 2, year-to-date tax equivalent net interest income dropped $194,000 in 2004 compared to the same period in 2003. This is primarily because the low interest rate environment has negatively impacted loans and securities that have repriced downward more than rates paid on deposits and borrowings. The growth in interest-earning assets has offset some of the loss in interest income due to lower rates.

Significant repricing downward of loans and origination of new loans at lower rates, offset by average loan growth of $1.4 million, caused interest income on loans to fall $1,037,000 for the nine months ended September 30, 2004, compared to the same period a year ago. The average balance of investment securities grew $12.6 million, which was partially offset by lower yields thereby causing interest income from securities to increase $321,000 over 2003.

Lower rates paid on time deposits and an $8.4 million decrease in average time deposit balances reduced interest expense $407,000 in the first nine months of 2004 versus 2003. Lower rates paid on advances from the Federal Home Loan Bank more than offset a $9.5 million increase in the average balance causing interest expense to drop $262,000 in the first nine months of 2004. A $10.9 million increase in the average balance of interest-bearing demand deposits primarily occurred in the Bank's high-yielding money market accounts which increased interest expense by $140,000 in 2004 over 2003.

Net interest income spread was 3.44% (shown in Table 1) for the first nine months of 2004, compared to 3.75% for the first nine months of 2003. This is a decrease from the net interest income spread of 3.48% for the six months ended June 30, 2004, 3.59% for the three months ended March 31, 2004, and 3.71% for the twelve months ended December 31, 2003. The average yield received on interest-earning assets was down 90 basis points to 5.64% at September 30, 2004, and the average rate paid on interest-bearing liabilities was down 59 basis points to 2.20% at September 30, 2004.

Net interest income for the three months ended September 30, 2004 was $63,000 lower than net interest income for the quarter ended September 30, 2003 caused largely by lower yields on loans and securities, offset by increased growth in balances. The lower rates paid on deposits and borrowings were insufficient to counter the reduction in interest income for the quarter.

Provision and Allowance for Loan Losses
The provision for loan losses was $15,000 lower for the quarter ended September 30, 2004 and $100,000 lower in the first nine months of 2004 compared to 2003. This was precipitated by an improvement of overall credit quality within the loan portfolio. Nonperforming loans have decreased $1,315,000 or 55% since September 30, 2003. The allowance for loan losses has decreased $218,000 since the end of 2003 primarily due to charge-offs exceeding recoveries and the current year's provision. The allowance was 1.00% of total loans as of September 30, 2004, compared to 1.00% at June 30, 2004, 1.05% at March 31, 2004, and 1.21% at December 31, 2003. Charge-offs and recoveries of charged-off loans for the nine months ended September 30 were as follows:
	2004		2003
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$570,000	$44,000	$501,000	$55,000
Consumer	120,000	153,000	324,000	198,000
Mortgage	0	0	52,000	0
	$690,000	$197,000	$877,000	$253,000

The decrease in net charge-offs from 2003 to 2004 was primarily attributable to fewer consumer and mortgage net charge-offs, offset by more commercial charge-offs. Within the commercial charge-offs in 2004 were six loans representing $502,000 or 88% of the total commercial loans charged off. Of these six loans, 69% or $345,000 of the charged-off amount had been specifically reserved for loss at the end of 2003 due to underlying conditions outstanding at year-end. Management believes that these significant commercial loan charge-offs do not signal a trend since other qualitative measures indicate general credit improvement. The net recovery position within consumer loans indicates improvement in the quality of the Bank's retail lending practices. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2004, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $158,000 or 20% in the third quarter and $414,000 or 18% in the first nine months of 2004 compared to the same periods in the prior year. Gains on sales of loans were down $269,000 or 81% for the quarter and $564,000 or 75% for the year to date due to significantly reduced refinancing activity at the Mortgage Company. Borrower demand for refinancing mortgage loans has stalled in 2004 compared to 2003. Offsetting this decrease was an increase in net mortgage servicing fees during 2004. Servicing fee income in 2003 was reduced by accelerated amortization and impairment of mortgage servicing rights driven by the heavy mortgage refinancing activity. In September 2004, the Bank sold its Sparta-Appletree building to a related party for a total gain of $161,000. Of this amount, $56,000 was recognized as other noninterest income in the quarter ended September 30, 2004, while $105,000 has been recorded as deferred noninterest income in accordance with sale-leaseback accounting. This deferred gain will be realized into income over the next 36 months. In the third quarter of 2003, the Bank recorded $59,000 in losses on foreclosed real estate which are reflected in other noninterest income.

Noninterest Expense
Total noninterest expense decreased $75,000 or 4% in the third quarter of 2004 and $317,000 or 6% in the first nine months of 2004 compared to 2003. Salaries and benefits were lower in 2004 due to fewer mortgage commissions paid, reductions in staff and lower incentive bonuses offset by higher employee health care costs. Occupancy expense was also lower in 2004 due to the closure of the Bank's Sparta Great Day office in September 2003, offset by the opening of the Bank's Rockford Office in September 2004. Professional fees increased $28,000 during the third quarter of 2004 due to the outsourcing of marketing services. Other noninterest expense increased $47,000 for the nine months ended September 30, 2004 primarily due to the write-off of a $75,000 cash item. The cash item was an altered foreign check that was disbursed before the Bank was notified of the fraudulent item. Management is pursuing legal action against the depositor and has instituted specific internal controls surrounding the collection of both foreign and domestic checks.

FINANCIAL CONDITION

Securities
The securities portfolio increased $2.2 million from December 31, 2003 to September 30, 2004. A total of $12.7 million of government agency bonds, municipal bonds, mortgage-backed securities and stock in the Federal Home Loan Bank and Federal Reserve Bank were purchased from the proceeds received from the sale and maturities of securities and the recent growth in deposit accounts. Approximately $5.6 million of securities were sold during 2004 to harvest gains in the portfolio.

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

Loans
The loan portfolio (excluding loans held for sale) grew $12 million during the first nine months of 2004. Commercial, consumer and mortgage loans increased $8.1 million, $2.0 million and $1.9 million, respectively. Commercial loans increased due to rising demand from local businesses and general improvement in the regional and national economies. Consumer loans increased largely due to additional volume generated by a home equity loan promotion. The Bank also introduced an interest-only home equity line of credit product in 2004. Mortgage loans have increased as a result of more loans being held in portfolio versus sold to investors. Management sells conforming fixed and adjustable rate mortgages to the secondary market when possible. Nonconforming mortgage loans are not considered saleable to the secondary market and must be retained in the Mortgage Company's portfolio.

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

The balances of these nonperforming loans were as follows:
	September 30,	December 31,
	2004	2003
Loans accounted for on a nonaccrual basis	$ 1,046,000	$ 1,914,000
Loans contractually past due 90 days
or more as to principal or interest payments	1,000	39,000
Loans considered troubled debt restructurings	25,000	47,000
Total	$ 1,072,000	$ 2,000,000

The allowance for loan losses as a percentage of nonperforming loans was 164% at September 30, 2004 compared to 99% at December 31, 2003. Nonaccrual loans as of September 30, 2004 were comprised of 82% commercial loans, 10% residential mortgages, and 8% consumer loans. Since December 31, 2003, nonaccrual loans have decreased due to charge-offs, payoffs, transfers to other real estate and delinquent loans being brought current. Impaired loans are evaluated on an individual basis and specific allocations are made for these loans when collateral is considered insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans decreased 17% or $1.5 million from $8,841,000 as of December 31, 2003 to $7,379,000 as of September 30, 2004.

Deposits and Other Funding Sources
Total deposits have increased approximately $19.6 million since December 31, 2003. Demand deposits have grown $14.1 million, savings deposits have grown $0.2 million and time deposits have increased $5.3 million in the nine months since year-end 2003. The Bank's high-yielding Investors Money Market account has continued to grow steadily since the end of 2002. Approximately $6 million in balances outstanding at September 30, 2004 relate to seasonal fluctuations in public fund accounts. The Bank's Rockford Office opened in September 2004 and raised approximately $2.8 million in deposits during its grand opening promotion. Brokered time deposits have increased in 2004 to fund the recent growth in commercial loans. Advances from the Federal Home Loan Bank have decreased $1.0 million in 2004 as a result of the significant growth in deposit balances. Management has been primarily replacing maturing advances with new advances to maintain its current funding structure.

Shareholders' Equity
Total shareholders' equity increased approximately $0.4 million in the first nine months of 2004. The change resulted from current year income and proceeds from the sale of the Registrant's stock, offset by cash dividends paid to shareholders, shares repurchased, and changes in other comprehensive income. Accumulated other comprehensive income dropped $0.2 million due to a change in the unrealized gain on the market value of the Registrant's securities portfolio. Total shareholders' equity as a percentage of assets was 9.12% as of September 30, 2004 compared to 9.55% as of December 31, 2003. The decrease in this ratio resulted from the decrease in other comprehensive income and growth in total assets since year-end 2003. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at September 30, 2004.

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

The Bank's sensitivity to changes in interest rates is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subject to an immediate rate shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2004 caused net income to increase 4% if rates increased 200 basis points and decrease 14% if rates decreased 100 basis points. The market value of shareholders' equity will decrease 14% if rates go up 200 basis points and increase 6% if rates drop 100 basis points. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 26, 2004, the Registrant issued 753 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	959	$20.78	740	56,740
August 1, 2004 to August 31, 2004	2,326	$20.50	2,326	54,414
September 1, 2004 to September 30, 2004	-	-	-	54,414
Total	3,285	$ 20.58	3,066	54,414

(1)  The repurchase plan was adopted and announced on July 15, 1998. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. On July 21, 2004, the Board of Directors authorized the Registrant to repurchase an additional 50,000 shares under a new publicly announced repurchase plan. All shares purchased by the Registrant during the three months ended September 30, 2004 were made as open-market transactions, except for 219 shares in July 2004 that were surrendered to exercise a stock option.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date November 12, 2004	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date November 12, 2004	/s/ Thomas L. Lampen Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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