Form 10-K
period 2004-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2005-03-30
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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
Yes        No   X

As of June 30, 2004, the aggregate market value of common stock held by non-affiliates of the Registrant was $32,526,000. This amount is based on an average bid price of $20.75 per share for the Registrant's stock as of such date.

As of February 28, 2005, the Registrant had 1,567,012 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 8 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 28, 2005.

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

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2004, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). The Bank also owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan.

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

The Bank's primary market area consists of portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located and the areas immediately surrounding these communities. Currently the Bank serves these markets through five full-service offices. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 71%, 72%, and 74% of total revenues in 2004, 2003, and 2002, respectively. Interest on securities accounted for 11%, 8%, and 6% of total revenues in 2004, 2003, and 2002, respectively.

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

Banks are subject to a number of federal and state laws and regulations which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

Employees
As of February 28, 2005, the Bank employed 59 full-time equivalent employees ("FTE's"); the Insurance Agency employed 11 FTE's; and the Mortgage Company employed 10 FTE's. The Registrant's only employees as of the same date were its four executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Mortgage Company believe their relations with their employees are good.

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

Securities Portfolio
The book value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2004	2003	2002
U.S. Government and federal agency	$6,875	$7,805	$4,699
State and municipal	26,768	20,435	11,725
Mortgage-backed	6,700	4,589	1,517
Asset-backed	-	233	508
Corporate	4,570	5,087	3,042
Total	$44,913	$38,149	$21,491

The Registrant did not hold investment securities from any one issuer at December 31, 2004, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2004 and 2003, a schedule of maturities of securities as of December 31, 2004, and the weighted average yields of securities as of December 31, 2004.

(Dollars in thousands)
		Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2004	Fair Value at Dec. 31, 2003
U.S. Government and
federal agency	$2,292	$4,583	$-	$-	$6,875	$7,805
State and municipal	2,817	14,914	8,196	841	26,768	20,435
Mortgage-backed securities	-	2,344	2,043	2,313	6,700	4,589
Asset-backed	-	-	-	-	-	233
Corporate debt	510	3,521	-	-	4,031	4,879
Total debt securities	$5,619	$25,362	$10,239	$3,154	$44,374	$37,941

Corporate equities (1)	-	-	-	-	539	208
Total securities	$5,619	$25,362	$10,239	$3,154	$44,913	$38,149

		Weighted average yields:
U.S. Government and
federal agency	2.66%	2.67%	-%	-%	2.67%
State and municipal (2)	4.04	4.49	5.68	5.34	4.83
Corporate debt	5.14	3.42	-	-	3.64
Mortgage-backed securities	-	3.88	4.34	3.82	4.00
Corporate equities (3)	-	-	-	-	5.29
______________

(1)	Equity securities are preferred and common stocks with no stated maturity.
(2)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.
(3)	The yield on corporate equities applies only to preferred stock held which had a carrying value of $504,000 at December 31, 2004.

Loan Portfolio
The Bank's loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2004	2003	2002	2001	2000
Commercial and agricultural	$37,770	$33,006	$34,263	$27,756	$27,710
Real estate - commercial	51,751	47,019	51,395	41,634	41,565
Real estate - construction	6,661	10,200	7,869	7,345	6,555
Real estate - residential	63,846	58,375	61,755	66,603	77,901
Consumer	13,250	14,532	18,565	21,829	21,587
Total loans, gross	$173,278	$163,132	$173,847	$165,167	$175,318

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2004. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2004.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial and agricultural	$44,604	$43,299	$1,618	$89,521
Real estate - construction	6,661	-	-	6,661
Totals	$51,265	$43,299	$1,618	$96,182

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$16,384	$29,766	$300	$46,450
Loans with floating or adjustable interest rates	34,881	13,533	1,318	49,732
Totals	$51,265	$43,299	$1,618	$96,182

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

Risk Elements
The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2004	2003	2002	2001	2000
Loans accounted for on a non-accrual basis	$ 795	$ 1,914	$ 2,522	$ 855	$ 1,019
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	11	39	210	1,316	1,503
Loans defined as "troubled debt restructurings"	16	47	48	120	108
Totals	$ 822	$ 2,000	$ 2,780	$ 2,291	$ 2,630

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2004	2003	2002	2001	2000
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 32	$ 77	$ 97	$ 80	$ 51
Interest on non-performing loans that was actually recorded when received	$ 18	$ 54	$ 48	$ 20	$ 29

Potential Problem Loans
At December 31, 2004, there were $6.3 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. A specific loss allocation of $105,000 from the Bank's allowance for loan losses had been allocated for nonperforming and potential problem loans as of December 31, 2004. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2004, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 3 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
Other than $981,000 of other real estate owned, there were no other interest-bearing assets that would be required to be disclosed if such assets were loans as of December 31, 2004.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2004	2003	2002	2001	2000

Balance at January 1	$1,974	$2,211	$2,013	$2,101	$1,907

Charge-offs:
Commercial and agricultural	689	360	360	451	191
Real estate - commercial	66	190	90	146	93
Real estate - construction	-	-	-	109	100
Real estate - residential	41	76	45	98	65
Consumer	144	354	762	476	532
Total charge-offs	940	980	1,257	1,280	981

Recoveries:
Commercial and agricultural	58	96	9	43	2
Real estate - commercial	-	-	-	-	-
Real estate - construction	-	-	-	5	-
Real estate - residential	-	5	6	-	-
Consumer	182	242	170	141	98
Total recoveries	240	343	185	189	100

Net charge-offs	700	637	1,072	1,091	881

Additions charged to operations (1)	465	400	1,270	1,003	1,075

Balance at December 31	$1,739	$1,974	$2,211	$2,013	$2,101

Ratio of net charge-offs during the period to average loans outstanding during the period	0.41%	0.39%	0.62%	0.63%	0.50%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2004	2003	2002	2001	2000
Commercial and agricultural	$1,071	$1,017	$903	$460	$485
Real estate - commercial	302	258	509	390	290
Real estate - construction	32	33	140	129	34
Real estate - residential	181	240	251	429	340
Consumer	123	325	408	561	866
Unallocated	30	101	-	44	86
Total allowance	$1,739	$1,974	$2,211	$2,013	$2,101

The increase from 2003 to 2004 in the allowance for loan losses allocated to commercial and agricultural and commercial real estate loans was primarily based upon portfolio growth of 11%. Many of the substandard or nonperforming loans have a specific allowance allocated to them based upon discounted collateral values or the present value of future expected cashflows. The allocation to real estate construction was maintained at roughly the same level as 2003. The allocation for residential real estate and consumer loans decreased significantly during 2004 due to lower historical loss rates and lower nonperforming and delinquency levels as compared to 2003.

During 2004, the Bank experienced significant improvements in the overall quality of the loan portfolio; however, there continues to be uncertainties regarding local economic conditions and an increasing trend in commercial charge-offs over the past 4 years. Hence, an unallocated portion of $30,000 or 2% of the total allowance was maintained at December 31, 2004.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2004	2003	2002	2001	2000
Commercial and agricultural	22%	20%	20%	17%	16%
Real estate - commercial	30	29	30	25	24
Real estate - construction	4	6	4	5	4
Real estate - mortgage	37	36	35	40	44
Consumer	7	9	11	13	12
Total	100%	100%	100%	100%	100%

Deposits
The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2004		2003		2002
Noninterest-bearing demand	$17,864	-	$17,027	-	$16,262	-
Interest-bearing demand	53,339	1.53%	42,239	1.40%	35,422	1.76%
Savings	9,575	0.50%	9,081	0.62%	8,441	0.86%
Time	76,059	2.85%	81,594	3.19%	81,466	4.13%
Total	$156,837	1.93%	$149,941	2.17%	$141,591	2.87%

The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2004.

(Dollars in thousands)

Maturing in less than 3 months	$9,988
Maturing in 3 to 6 months	6,134
Maturing in 6 to 12 months	11,571
Maturing in more than 12 months	14,572
Total	$42,265

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2004	2003	2002
Outstanding balance at December 31	$1,281	$7,882	$-
Average interest rate at December 31	2.47%	1.24%	-%
Average balance during the year	$3,094	$1,760	$3,346
Average interest rate during the year	1.56%	1.21%	1.99%
Maximum month end balance during the year	$6,968	$7,882	$8,250

Repurchase agreements are advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2004	2003	2002
Outstanding balance at December 31	$6,338	$5,305	$5,876
Average interest rate at December 31	1.62%	1.55%	1.31%
Average balance during the year	$5,051	$5,710	$4,944
Average interest rate during the year	1.45%	1.42%	1.79%
Maximum month end balance during the year	$6,767	$7,324	$5,976

Advances from the Federal Home Loan Bank ("FHLB") with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from date of issue. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2004	2003	2002
Outstanding balance at December 31	$9,000	$9,000	$3,500
Average interest rate at December 31	1.95%	1.16%	1.56%
Average balance during the year	$7,500	$2,125	$4,056
Average interest rate during the year	1.65%	1.78%	2.16%
Maximum month end balance during the year	$11,000	$9,000	$9,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2004, 2003, or 2002.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:
	2004	2003	2002
Return on assets (net income divided by average total assets)	0.83%	1.01%	0.79%

Return on equity (net income divided by average equity)	8.93%	10.48%	8.78%

Dividend payout ratio (dividends declared per share divided by net income per share)	57.44%	50.40%	63.12%

Equity to assets ratio (average equity divided by average total assets)	9.28%	9.65%	9.00%

Item 2.	Properties

The offices of the Bank, Insurance Agency, and Mortgage Company as of February 28, 2005, were as follows:

Registrant's, Bank's, Insurance Agency's, and Mortgage Company's main office:
     109 East Division, Sparta, Michigan
     Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office:
     416 West Division, Sparta, Michigan
     Office is leased by the Bank and comprises 3,000 square feet.

Bank's branch office and Insurance Agency's branch office:
     4170 - 17 Mile Road, Cedar Springs, Michigan
     Office is owned by the Bank and comprises 3,000 square feet.

Bank's branch office:
     5228 Alpine Avenue NW, Comstock Park, Michigan
     Office is leased by the Bank and comprises 1,600 square feet.

Bank's branch office:
     6795 Courtland Drive, Rockford, Michigan
     Office is owned by the Bank and comprises 2,400 square feet.

The Registrant operates its business at the main office of the Bank. No properties were owned by the Registrant as of February 28, 2005. The Registrant, Insurance Agency, and Mortgage Company believe that their offices are suitable and adequate for their future needs and are in good condition. Aside from the Bank's Alpine Office, its offices are suitable and adequate for future needs and are in good condition. The Bank is not renewing its lease on the Alpine Office and constructing a new office during 2005 on Alpine Avenue, slightly south of its current Alpine Office. The new Alpine Office will allow more convenient drive-in access, a drive-up automated teller machine and be better suited for the future needs of Bank customers. The Registrant's management believes all offices are adequately covered by property insurance.
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

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Common Stock Information" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

On October 31, 2004, the Registrant issued 664 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

The Registrant did not repurchase any common stock during the quarter ended December 31, 2004.
Item 6.	Selected Financial Data

The information under the caption "Selected Financial Data" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 5 through 14, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 14, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 15 through 36, inclusive, and the information under the caption "Quarterly Financial Data (Unaudited)" on page 4 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B.	Other Information

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

The information under the captions "ChoiceOne's Board of Directors and Executive Officers" and "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005, is incorporated herein by reference.

The Registrant has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the principal financial officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Registrant's website at "www.choiceone.com." The Registrant intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at "www.choiceone.com."
Item 11.	Executive Compensation

The information under the captions "Executive Compensation" and "ChoiceOne's Board of Directors and Executive Officers - Compensation of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005, is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2004:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,485	$ 15.38	138,266
Equity compensation plans not approved by security holders	-	-	50,019
Total	15,485	$ 15.38	188,285

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

The Amended and Restated Executive Stock Incentive Plan was approved by shareholders at the annual meeting of the Registrant on April 27, 2000. Key employees of the Registrant and its subsidiaries, as the Personal and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 107,492 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 92,007 shares may be made under this Plan.

The number of shares available for issuance under the Plan is equal to the number determined by the following formula: (a) for the initial plan year, 5% of the total number of shares of common stock outstanding at the time the Plan became effective; plus (b) in each subsequent plan year, an additional number of shares of common stock not to exceed 2% of the number of shares of common stock outstanding as reported in the Registrant's Annual Report on Form 10-K for the fiscal year ending immediately before such plan year such that at the beginning of each plan year after the initial plan year there shall be available, in addition to any amount of shares remaining from the 5% authorization for the initial plan year, a minimum number of shares equal to 2% of the number of shares of common stock outstanding; plus (c) there shall be carried forward and available for additional awards certain shares that are either unused, canceled or surrendered in connection with incentive awards.

The Employee Stock Purchase Plan was approved by shareholders at the annual meeting of shareholders on April 29, 2002. This Plan allows employees to purchase the Registrant's common stock at a 15% discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 52,500 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 46,259 may be made under this Plan.

Equity compensation plans not approved by security holders consist of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 70,556 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 50,019 may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions

The information under the caption "Related Matters - Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2005, is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' report are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2004 and 2003.

		Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002.

		Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated February 25, 2005.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2004.

	(2)	Financial Statement Schedules. None.

(b)		Exhibits. The following exhibits are filed as part of this report:

Exhibit	Document

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

10.1	Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2001. Here incorporated by reference.

10.2

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2004.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
__________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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
ChoiceOne Financial Services, Inc.

By /s/ James A. Bosserd	March 29, 2005
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2005
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 29, 2005
Thomas L. Lampen

*/s/ Jon E. Pike	Chairman of the Board and Director	March 29, 2005
Jon E. Pike

/s/ Linda R. Pitsch	Secretary and Director	March 29, 2005
Linda R. Pitsch

*/s/ Frank G. Berris	Director	March 29, 2005
Frank G. Berris

*/s/ William F. Cutler, Jr.	Director	March 29, 2005
William F. Cutler, Jr.

*/s/ Lewis G. Emmons	Director	March 29, 2005
Lewis G. Emmons

*/s/ Stuart Goodfellow	Director	March 29, 2005
Stuart Goodfellow

*/s/ Bruce A. Johnson	Director	March 29, 2005
Bruce A. Johnson

*/s/ Paul L. Johnson	Director	March 29, 2005
Paul L. Johnson

*/s/ Andrew W. Zamiara	Director	March 29, 2005
Andrew W. Zamiara

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX
Exhibit	Document

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

10.1	Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2001. Here incorporated by reference.

10.2

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an appendix to the Registrant's Definitive Proxy Statement with respect to its Annual Meeting of Shareholders held on April 27, 2000. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2004.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
____________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.