Form 10-Q
period 2005-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2005-05-13
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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
Yes                   No     X

As of April 30, 2005, the Registrant had outstanding 1,647,249 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets at March 31, 2005 and December 31, 2004	3
	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2005 and 2004	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2005 and 2004	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	6
	Notes to Interim Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$3,443	$3,619
Securities available for sale	41,809	44,913
Federal Home Loan Bank stock	2,596	2,569
Federal Reserve Bank stock	376	376
Loans held for sale	-	281
Loans, net (of allowance of $1,783 and $1,739)	175,958	171,539
Premises and equipment, net	4,929	4,906
Other real estate owned, net	1,082	981
Loan servicing rights, net	465	472
Cash value of life insurance policies	2,173	159
Other assets	2,566	2,470
Total assets	$235,397	$232,285

Liabilities
Deposits - noninterest-bearing	$19,834	$17,086
Deposits - interest-bearing	149,324	149,980
Total deposits	169,158	167,066

Repurchase agreements	4,771	6,338
Federal funds purchased	4,545	1,281
Advances from Federal Home Loan Bank	34,250	34,250
Other liabilities	1,777	2,281
Total liabilities	214,501	211,216

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 1,646,234 at March 31, 2005 and 1,649,484 at December 31, 2004	15,843	15,913
Unallocated shares held by Employee Stock Ownership Plan	(9)	(9)
Retained earnings	5,302	5,053
Accumulated other comprehensive income (loss), net	(240)	112
Total shareholders' equity	20,896	21,069
Total liabilities and shareholders' equity	$235,397	$232,285

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2005	2004
Interest income
Loans, including fees	$2,658	$2,488
Securities:
Taxable	254	249
Tax exempt	172	137
Other	1	-
Total interest income	3,085	2,874

Interest expense
Deposits	857	719
Advances from Federal Home Loan Bank	207	219
Federal funds purchased and repurchase agreements	43	26
Total interest expense	1,107	964

Net interest income	1,978	1,910
Provision for loan losses	100	80

Net interest income after
provision for loan losses	1,878	1,830

Noninterest income
Insurance and investment commissions	272	280
Customer service charges	233	222
Loan servicing fees, net	22	22
Gains on sales of loans	61	60
Gains (losses) on sales of securities	(1)	29
Other	42	75
Total noninterest income	629	688

Noninterest expense
Salaries and benefits	974	978
Occupancy and equipment	285	241
Professional fees	118	105
Supplies and postage	55	63
Data processing	141	128
Advertising and promotional	27	26
Other	211	259
Total noninterest expense	1,811	1,800

Income before income tax	696	718
Income tax expense	181	206

Net income	$515	$512

Comprehensive income	$163	$689

Basic and diluted earnings per share	$0.31	$0.31

Dividends declared per share	$0.16	$0.16

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)
Number of Shares	Common Stock and Paid in Capital	Unallocated Shares held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2004	1,641,586	$15,815	$(27)	$4,264	$516	$20,568

Comprehensive income
Net income				512		512
Net change in unrealized gain					177	177
Total comprehensive income						689

Shares issued	3,666	59				59
Shares repurchased	(1,715)	(29)				(29)
Cash dividends declared ($0.16 per share)				(265)		(265)

Balance, March 31, 2004	1,643,537	$15,845	$(27)	$4,511	$693	$21,022

Balance, January 1, 2005	1,649,484	$15,913	$(9)	$5,053	$112	$21,069

Comprehensive income
Net income				515		515
Net change in unrealized gain (loss)					(352)	(352)
Total comprehensive income						163

Shares issued	3,454	71				71
Shares repurchased	(6,704)	(145)				(145)
Change in the fair market value of shares allocated to Employee Stock Ownership Plan		4				4
Cash dividends declared ($0.16 per share)				(266)		(266)

Balance, March 31, 2005	1,646,234	$15,843	$(9)	$5,302	$(240)	$20,896

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$515	$512
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	148	118
Amortization	146	157
Provision for loan losses	100	80
Stock dividends on Federal Home Loan Bank stock	(27)	(30)
Losses (gains) on sales of securities	1	(29)
Gains on sales of loans	(61)	(60)
Loans originated for sale	(2,952)	(2,121)
Proceeds from loan sales	3,268	1,901
Earnings, net of cost on life insurance	(14)	-
Net changes in:
Other assets	(119)	625
Other liabilities	(318)	702
Net cash from operating activities	687	1,855

Cash flows from investing activities:
Securities available for sale:
Sales	1,376	3,560
Maturities, prepayments and calls	1,596	795
Purchases	(499)	(6,411)
Purchase of life insurance policies	(2,000)	-
Loan originations and payments, net	(4,614)	(543)
Additions to premises and equipment, net of disposals	(171)	(429)
Net cash used in investing activities	(4,312)	(3,028)

Cash flows from financing activities:
Net change in deposits	2,092	3,979
Net change in repurchase agreements	(1,567)	(1,360)
Net change in federal funds purchased	3,264	(5,781)
Proceeds from Federal Home Loan Bank advances	7,000	10,750
Payments on Federal Home Loan Bank advances	(7,000)	(7,250)
Issuance of common stock	71	59
Repurchase of common stock	(145)	(29)
Cash dividends	(266)	(265)
Net cash from financing activities	3,449	103

Net change in cash and cash equivalents	(176)	(1,070)
Beginning cash and cash equivalents	3,619	4,722

Ending cash and cash equivalents	$3,443	$3,652

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,090	$981
Loans transferred to other real estate	$95	$51

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its wholly- owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank's wholly-owned subsidiaries ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, and the Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and March 31, 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Based Compensation
Employee compensation expense under the Registrant's stock option plan is reported if options are granted below market price at the grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate the fair value.

The following pro forma information presents net income and earnings per share for the three months ended March 31, 2005 and 2004 had the fair value method been used to measure compensation cost for stock option plans. No compensation cost was recognized for stock options in 2005 and 2004. The fair value of stock options granted in the first three months of 2005 and 2004 was $5.10 and $2.90 per share, respectively. Options are subject to a three-year vesting schedule.
(Dollars in thousands)	Three Months Ended March 31,
	2005	2004
Net income as reported	$515	$512
Deduct: Stock-based compensation expense determined under fair value based method	20	10
Pro forma net income	$495	$502

Basic and diluted earnings per common share as reported	$0.31	$0.31

Pro forma basic and diluted earnings per common share	$0.30	$0.30

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 20, 2005. The dividend will be paid May 31, 2005 to shareholders of record as of May 9, 2005. Per share data above for all periods presented have been adjusted for this stock dividend.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The pro forma effects are computed using an option pricing model and the following weighted average assumptions as of grant date:
	2005	2004
Risk-free interest rate	4.50%	4.42%
Expected option life (in years)	7	7
Expected stock price volatility	24.59%	20.54%
Dividend yield	3.03%	3.78%

In future periods, the pro forma effect of not applying the fair value method may increase if additional options are granted.

Stock Transactions
A total of 849 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $18,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2005. A total of 1,840 shares of common stock were issued to shareholders for a cash price of $39,000 under the Dividend Reinvestment Plan in the quarter ended March 31, 2005. A total of 765 shares were issued to employees for a cash price of $14,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2005. A total of 6,704 shares were repurchased from shareholders at a cash price of $145,000 in the first quarter of 2005.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 20, 2005. The dividend will be paid May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares for all periods presented have been adjusted for this stock dividend.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$1,739	$1,974
Provision charged to expense	100	80
Recoveries credited to the allowance	32	65
Loans charged off	(88)	(406)
Balance, end of period	$1,783	$1,713

Information regarding impaired loans follows:
(Dollars in thousands)	March 31, 2005	December 31, 2004
Loans with no allowance allocated	$297	$419
Loans with allowance allocated	853	247
Amount of allowance for loan losses allocated	230	105

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands)	Three Months Ended March 31,
	2005	2004
Average balance during the period	$879	$1,524
Interest income recognized thereon	14	0
Cash basis interest income recognized	13	17

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share, as restated for the 5% stock dividend declared on April 20, 2005, follows:
(Dollars in thousands)	Three Months Ended March 31,
	2005	2004
Basic Earnings Per Share:
Net income available to common
Shareholders	$515	$512

Weighted average common
shares outstanding for basic
earnings per share	1,646,860	1,639,721

Basic earnings per share	$0.31	$0.31

Diluted Earnings Per Share:
Net income available to common
Shareholders	$515	$512

Weighted average common
shares outstanding for basic
earnings per share	1,646,860	1,639,721
Plus: dilutive effect of assumed
exercise of stock options	4,862	6,642

Weighted average common and
potentially dilutive common
shares outstanding	1,651,722	1,646,363

Diluted earnings per share	$0.31	$0.31

As of March 31, 2005, there were 7,875 stock options considered to be anti-dilutive to earnings per share and thus have been excluded from the calculation above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and its wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

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

RESULTS OF OPERATIONS

Summary
Net income increased $3,000 or 1% in the first quarter of 2005 compared to the same period in 2004. The increase in net income was due to higher net interest income offset by an increased provision for loan losses, decreased noninterest income, and higher noninterest expense.

The higher net interest income was due to growth of the Bank's earning assets offset by a reduced net interest spread. Earning assets have increased 8% while net interest spread dropped 13 basis points for the three months ended March 31, 2005 in comparison to the period a year ago. A higher provision for loan losses was needed for growth in the loan portfolio in the first quarter of 2005. Noninterest income was down as income for the first quarter of 2004 included higher profit sharing income for the Insurance Agency, higher gains from the sales of securities and higher gains from sales of foreclosed real estate. Noninterest expense increased slightly due to the addition of the Bank's Rockford Office in third quarter of 2004.

The return on average assets was 0.89% for the first three months of 2005, compared to 0.95% for the period a year ago. The return on average shareholders' equity was 9.79% for the first quarter of 2005, compared to 9.84% for the first quarter of 2004.

Dividends
Cash dividends of $266,000, or $0.16 per common share were declared in the first quarter of 2005, which is the same per share amount declared in the first quarter of 2004. The cash dividend payout percentage was 52% for both the first three months of 2005 and the same period in 2004.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 20, 2005. The dividend will be paid May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares of common stock for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2005 and 2004, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Three Months Ended March 31,
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 173,906	$ 2,660	6.12%	$ 163,435	$ 2,490	6.09%
Taxable securities (2) (3)	27,560	254	3.69	27,332	249	3.64
Nontaxable securities (1) (2)	18,087	261	5.76	13,042	208	6.37
Other	158	1	2.53	42	-	0.00
Interest-earning assets	219,711	3,176	5.78	203,851	2,947	5.78
Noninterest-earning assets	12,073			11,203
Total assets	$ 231,784			$ 215,054

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 59,491	266	1.79%	$ 49,070	170	1.39%
Savings deposits	9,658	12	0.50	9,603	12	0.50
Certificates of deposit	79,589	579	2.91	73,250	537	2.93
Advances from Federal Home Loan Bank	33,811	207	2.45	36,651	219	2.39
Federal funds purchased and repurchase agreements	8,429	43	2.04	7,521	26	1.38
Interest-bearing liabilities	190,978	1,107	2.32	176,095	964	2.19
Noninterest-bearing demand deposits	18,518			15,861
Other noninterest-bearing liabilities	1,256			2,284
Shareholders' equity	21,032			20,814
Total liabilities and shareholders' equity	$ 231,784			$ 215,054

Net interest income (tax-equivalent basis) - interest spread		2,069	3.46%		1,983	3.59%
Tax-equivalent adjustment (1)		(91)			(73)
Net interest income		$ 1,978			$ 1,910
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.77%			3.89%

_______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Three Months Ended March 31, 2005 Over 2004
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$170	$159	$11
Taxable securities	5	2	3
Nontaxable securities (2)	53	169	(116)
Other	1	-	1
Net change in tax-equivalent income	229	330	(101)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	96	41	55
Savings deposits	-	-	-
Certificates of deposit	42	69	(27)
Advances from Federal Home Loan Bank	(12)	(42)	30
Other	17	3	14
Net change in interest expense	143	71	72
Net change in tax-equivalent net interest income	$86	$259	$(173)

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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income increased $86,000 in the first three months of 2005 compared to the same period in 2004. This is because the Bank's interest earning assets have grown.

The average balance of loans increased $10.5 million in the three months ended March 31, 2005 compared to the first quarter of 2004. Increased loan demand and a slight bump in yield caused interest income on loans to jump $170,000 for the quarter ended March 31, 2005, compared to the same period a year ago. Included in net interest income for the three months ended March 31, 2004 was $51,000 of interest income recoveries from nonperforming loans versus the reversal of $7,000 in interest income due to nonperforming loans in 2005. Securities purchased since March 31, 2004 increased the average balance of securities by $5.3 million. Partially offsetting this growth were much lower yields from nontaxable securities, causing interest income to increase $58,000 in the first three months of 2005 compared to 2004.

A 40 basis point increase in the interest cost on interest-bearing demand deposits, combined with growth of $10.4 million in average balances during the first three months of 2005 compared to 2004, caused $96,000 of additional interest expense for the quarter ended March 31, 2005. The average balance of noninterest-bearing deposits also grew by $2.7 million when comparing first quarter 2005 to first quarter of 2004. Lower rates paid on renewed or new certificates of deposit offset some of the effect of growth of $6.3 million in average balances outstanding. Certificates of deposit interest expense increased by $42,000 in the first three months of 2005 compared to 2004. A lower average balance of advances from the Federal Home Loan Bank reduced interest expense by $12,000 in the first quarter of 2005 versus 2004. Higher rates paid on new advances offset the $2.8 million decrease in average advances outstanding. Interest expense on other borrowed funds increased by $17,000 reflecting the higher rates paid on repurchase agreements and federal funds purchased during 2005.

Net interest income spread was 3.46% (shown in Table 1) for the first three months of 2005, compared to 3.59% for the first three months of 2004 and 3.46% for the twelve months ended December 31, 2004. The average yield received on interest-earning assets was unchanged at 5.78% for March 31, 2005, and the average rate paid on interest-bearing liabilities was up 13 basis points to 2.32% at March 31, 2005 when compared to the same period in the prior year. Funding costs on interest bearing checking accounts have increased faster than yields on loans and securities. New nontaxable securities purchased in the twelve months since March 31, 2004 have dragged down the yield on earning assets while the recent increases to the prime rate have benefited the Bank's variable rate commercial and consumer loans. Management has grown its noninterest-bearing and interest-bearing demand deposits since March 2004 and has some control over the timing and extent of changes to the rates paid to its interest-bearing demand depositors. Continued growth in core deposits at the Bank's offices will enable management to reduce its dependency on brokered certificates of deposit and advances from the FHLB.

Provision and Allowance for Loan Losses
The allowance for loan losses increased $44,000 from December 31, 2004 to March 31, 2005. The provision for loan losses was $20,000 higher in the first three months of 2005 compared to 2004 due to more growth in the loan portfolio and increased allowance allocations for impaired loans. The allowance was 1.00% of total loans at March 31, 2005 compared to 1.00% at December 31, 2004. Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2005		2004
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$13	$14	$349	$9
Real estate, residential	37	-	-	-
Consumer	38	18	57	56
	$88	$32	$406	$65

The significant decrease in total charge-offs from 2004 to 2005 was primarily attributable to $322,000 in charge-offs from four substandard commercial loans in 2004. These loans were impaired at the end of 2003 and the majority of these losses were specifically allocated in the allowance for loan losses at December 31, 2003. In 2005, one real estate residential loan was charged down $37,000 and the property was subsequently foreclosed upon. Consumer loan charge-offs have decreased in 2005 versus 2004 reflecting continued improvement in the quality of new loans being originated and the collection efforts of delinquent or past due loan payments. Recoveries on consumer loans have slowed in 2005 due to fewer collectible accounts outstanding compared to a year ago. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2005, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $59,000 or 9% in the first quarter of 2005 compared to the same period in 2004. Gains on sales of securities were down $30,000, net gains from the sale of foreclosed real estate were down $19,000, and profit-sharing income for the Bank and Insurance Agency was down $18,000 for the first three months of 2005 compared to 2004. Offsetting these decreases was an increase in customer service charges reflecting growth in deposit accounts with additional fees on these depositors.

Noninterest Expense
Total noninterest expense increased $11,000 or 1% in the first quarter of 2005 compared to the first quarter of 2004. Salaries and benefits were lower in 2005 due to lower commissions paid to sales representatives for the Insurance Agency and lower employee bonus expense as compared to 2004. This slight decrease in payroll cost also reflects management's ability to reduce the number of full-time equivalents, while adding a full service Bank branch office during the past year and increasing employee health care costs. Occupancy expense was higher in 2005 due to the opening of the Bank's Rockford office in third quarter of 2004. Professional fees were higher during the first quarter of 2005 due to increased legal and audit fees. Data processing charges increased in 2005 due to various technological upgrades and more electronic-based activities. Other expenses such as foreclosed asset expense, employee training expense, loan collection expense, and bad checks charged off were lower in the first quarter of 2005 versus 2004.

FINANCIAL CONDITION

Securities
The securities portfolio decreased $3.1 million from December 31, 2004 to March 31, 2005. The majority of the decrease relates to corporate and municipal bonds that were sold during first quarter 2005 to fund the purchase of $2 million in bank-owned life insurance (BOLI) policies on certain officers of the Bank and Insurance Agency. Management believes the BOLI is a long-term investment at a variable interest rate with certain tax advantages to ChoiceOne. The income from BOLI is reported as an increase in the cash value of life insurance policies and is reflected in ChoiceOne's other noninterest income.

The Bank's Investment Committee continues to monitor the portfolio and purchases securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Securities also serve as a source of liquidity for funding loan demand.

Loans
The loan portfolio (excluding loans held for sale) grew $4.4 million during the first quarter of 2005. Commercial/industrial and commercial real estate loans supplied the bulk of the increase since year-end 2004. Higher demand from local businesses more than offset payoffs and regular payments during the quarter. Residential real estate loans were fairly flat as most conforming mortgage loans were sold to secondary market investors. During the first quarter of 2005, home equity loan balances rose slightly over year-end 2004 levels primarily due to debt consolidation by borrowers. Management's ability to continue to grow consumer loans will be affected by its decision in the first quarter of 2005 to discontinue the origination of indirect automobile and other recreational vehicle loans. Indirect consumer loans totaled approximately $5.6 million at March 31, 2005.

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

          (Dollars in thousands)
	March 31,	December 31,
	2005	2004
Loans accounted for on a nonaccrual basis	$ 1,044	$ 795
Accruing loans contractually past due 90 days or more as to principal or interest payments	95	11
Loans considered troubled debt restructurings	1	16
Total	$ 1,140	$ 822

The allowance for loan losses as a percentage of nonperforming loans was 156% at March 31, 2005, compared to 212% at December 31, 2004. The increase in nonaccrual loans from December 31, 2004 to March 31, 2005 relates to $315,000 in nine different loans from one commercial borrower. The Bank has a $100,000 specific reserve at March 31, 2005 for possible losses on any of the nine loans to this particular borrower. Nonaccrual loans as of March 31, 2005 are comprised of $544,000 in commercial loans, $477,000 in real estate residential loans, and $23,000 in consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $6.4 million as of March 31, 2005, compared to $6.3 million as of December 31, 2004.

Deposits and Other Funding Sources
Total deposits have increased approximately $2.1 million since December 31, 2004. Demand deposits grew $2.4 million due to growth in the Bank's noninterest-bearing demand deposit accounts. Growth in local certificates of deposit offset some of the brokered certificates of deposit that matured in the first quarter. Advances from the Federal Home Loan Bank remained the same since year-end 2004. The amount of federal funds purchased increased $3.3 million since the end of 2004, while repurchase agreements dropped $1.6 million since December 31, 2004.

Shareholders' Equity
Total shareholders' equity decreased $173,000 from the year ended December 31, 2004. The decrease is attributable to a decrease in accumulated other comprehensive income. The rise in interest rates since the end of 2004 has negatively impacted the market value of ChoiceOne's securities portfolio thereby causing a $352,000 unrealized loss for the three months ended March 31, 2005. Repurchases of ChoiceOne's stock and cash dividends declared also contributed to the decrease in total shareholder's equity offset by current year's net income and proceeds from the sale of ChoiceOne's stock. Total shareholders' equity as a percentage of assets was 8.88% as of March 31, 2005, compared to 9.07% as of December 31, 2004. The decrease in this ratio resulted from both the drop in shareholders' equity and asset growth during the quarter. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at March 31, 2005.

Management does not currently have any plans that will utilize significant amounts of the Registrant's capital. Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Rate Sensitivity
Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Bank also has a secured line of credit available from the Federal Reserve Bank. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances.

Sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock up and down and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31, 2005 increased net income 2% if rates increased 200 basis points and decreased net income 11% if rates decreased 200 basis points. The economic value of shareholders' equity decreased 20% when rates were shocked 200 basis points upward and increased 12% if rates were shocked 200 basis points downward. The impact of a 200 basis point rate shock on the economic value of shareholder's equity is outside of ALCO's guideline of 15% and management is taking steps to reduce its risk. Management is lengthening the duration of certain deposits and funding sources to reduced the negative impact to equity in a rising rate environment. ALCO continues to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 12 through 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2004. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 26, 2005, the Registrant issued 849 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $18,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 to January 31, 2005	-	-	-	57,016
February 1, 2005 to February 28, 2005	5,298	$ 21.69	5,298	51,718
March 1, 2005 to March 31, 2005	1,406	$ 21.43	1,406	50,312
Total	6,704	$ 21.64	6,704	50,312

(1)  The repurchase plan was adopted and announced on July 15, 1998. There is no stated expiration date. The plan authorized the repurchase of up to 52,500 shares. On July 21, 2004, the Board of Directors authorized the Registrant to repurchase an additional 52,500 shares under a new publicly announced repurchase plan. All shares purchased by the Registrant during the three months ended March 31, 2005 were made as open-market transactions. The number of shares of common stock and price per share amounts have been adjusted for the 5% stock dividend declared by the Registrant on April 20, 2005. The dividend is payable May 31, 2005 to shareholders of record on May 9, 2005.

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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHOICEONE FINANCIAL SERVICES, INC.

Date May 13, 2005	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date May 13, 2005	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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