Form 10-Q
period 2005-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2005-08-12
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
Yes                   No     X

As of July 29, 2005, the Registrant had outstanding 1,648,838 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at June 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15-16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES		18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$3,435	$3,619
Securities available for sale	41,721	44,913
Federal Home Loan Bank stock	2,624	2,569
Federal Reserve Bank stock	376	376
Loans, net (of allowance of $1,813 and $1,739)	177,427	171,539
Loans held for sale	487	281
Premises and equipment, net	5,420	4,906
Other real estate owned, net	1,468	981
Loan servicing rights, net	451	472
Cash value of life insurance policies	2,194	159
Other assets	2,473	2,470
Total assets	$238,076	$232,285

Liabilities
Deposits - noninterest-bearing	$19,507	$17,086
Deposits - interest-bearing	150,148	149,980
Total deposits	169,655	167,066

Repurchase agreements	5,976	6,338
Federal funds purchased	1,845	1,281
Advances from Federal Home Loan Bank	37,250	34,250
Other liabilities	1,889	2,281
Total liabilities	216,615	211,216

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock; shares authorized: 4,000,000; shares outstanding: 1,647,894 at June 30, 2005 and 1,570,937 at December 31, 2004	17,390	15,913
Unallocated shares held by Employee Stock Ownership Plan	-	(9)
Retained earnings	4,049	5,053
Accumulated other comprehensive income, net	22	112
Total shareholders' equity	21,461	21,069
Total liabilities and shareholders' equity	$238,076	$232,285

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$2,841	$2,463	$5,499	$4,951
Securities:
Taxable	245	242	499	491
Tax exempt	171	139	343	276
Other	1	1	2	1
Total interest income	3,258	2,845	6,343	5,719

Interest expense
Deposits	965	728	1,822	1,447
Advances from Federal Home Loan Bank	241	233	448	452
Other	51	22	94	48
Total interest expense	1,257	983	2,364	1,947

Net interest income	2,001	1,862	3,979	3,772
Provision for loan losses	150	80	250	160

Net interest income after provision for loan losses	1,851	1,782	3,729	3,612

Noninterest income
Customer service charges	268	242	501	464
Insurance and investment commissions	221	277	493	557
Gains on sales of loans	47	64	108	124
Gains (losses) on sales of securities	-	6	(1)	35
Loan servicing fees, net	18	8	40	30
Other	68	8	110	83
Total noninterest income	622	605	1,251	1,293

Noninterest expense
Salaries and benefits	980	927	1,954	1,905
Occupancy and equipment	274	249	559	490
Professional fees	125	137	243	242
Supplies and postage	59	64	114	127
Data processing	140	123	281	251
Advertising and promotional	47	26	74	52
Other	113	282	324	541
Total noninterest expense	1,738	1,808	3,549	3,608

Income before income tax	735	579	1,431	1,297
Income tax expense	189	175	370	381

Net income	$546	$404	$1,061	$916

Comprehensive income (loss)	$808	$(428)	$971	$261

Basic earnings per share	$0.33	$0.25	$0.64	$0.56
Diluted earnings per share	$0.33	$0.24	$0.64	$0.56
Dividends declared per share	$0.17	$0.16	$0.33	$0.32

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2004	1,563,415	$15,815	$(27)	$4,264	$516	$20,568

Comprehensive income
Net income				916		916
Change in unrealized gain (loss)					(655)	(655)
Total comprehensive income						261

Shares issued	6,759	122				122
Shares repurchased	(2,679)	(51)				(51)
Shares committed to be released under Employee Stock Ownership Plan		(25)	9			(16)
Cash dividends				(532)		(532)

Balance, June 30, 2004	1,567,495	$15,861	$(18)	$4,648	$(139)	$20,352

Balance, January 1, 2005	1,570,937	$15,913	$(9)	$5,053	$112	$21,069

Comprehensive income
Net income				1,061		1,061
Change in unrealized gain (loss)					(90)	(90)
Total comprehensive income						971

Shares issued	7,165	143				143
Shares repurchased	(8,647)	(186)				(186)
Shares committed to be released under Employee Stock Ownership Plan		4	9			13
Cash dividends				(545)		(545)
Stock dividend	78,439	1,516		(1,520)		(4)

Balance, June 30, 2005	1,647,894	$17,390	$-	$4,049	$22	$21,461

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,061	$916
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	283	269
Amortization	292	300
Provision for loan losses	250	160
Stock dividends on Federal Home Loan Bank stock	(55)	(60)
Losses (gains) on sales of securities	1	(35)
Gains on sales of loans	(108)	(124)
Loans originated for sale	(5,239)	(5,311)
Proceeds from sales of loans	5,097	4,874
Net changes in:
Bank-owned life insurance	(35)	-
Other assets	(56)	601
Other liabilities	(333)	393
Net cash provided by operating activities	1,158	1,983

Cash flows from investing activities:
Securities available for sale:
Sales	1,376	4,071
Maturities, prepayments and calls	2,283	1,951
Purchases	(798)	(9,881)
Purchase of life insurance policies	(2,000)	-
Loan originations, net of repayments	(6,605)	(7,134)
Premises and equipment expenditures, net of disposals	(797)	(792)
Net cash used in investing activities	(6,541)	(11,785)

Cash flows from financing activities:
Net change in deposits	2,589	10,179
Net change in repurchase agreements	(362)	(750)
Net change in federal funds purchased	564	(2,668)
Proceeds from Federal Home Loan Bank advances	23,000	14,750
Payments on Federal Home Loan Bank advances	(20,000)	(11,250)
Issuance of common stock	143	122
Repurchase of common stock	(186)	(51)
Cash dividends and fractional shares from stock dividends	(549)	(532)
Net cash provided by financing activities	5,199	9,800

Net change in cash and cash equivalents	(184)	(2)
Beginning cash and cash equivalents	3,619	4,722

Ending cash and cash equivalents	$3,435	$4,720

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,268	$1,928
Cash paid for income taxes	$240	$275
Loans transferred to other real estate	$467	$642

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2005 and June 30, 2004, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2005 and June 30, 2004, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and June 30, 2004. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation
Employee compensation expense under the Registrant's stock option plan is reported if options are granted below market price at the grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense for options granted using an option pricing model to estimate the fair value.

The following pro forma information presents net income and earnings per share for the three- and six-month periods ended June 30, 2005 and 2004 had the fair value method been used to measure compensation expense for stock option plans. No compensation expense was recognized for stock options in 2005 and 2004.
(Dollars in thousands)	Three Months Ended June 30,
	2005	2004
Net income as reported	$546	$404
Less: Stock-based compensation expense determined under fair value method	-	-
Pro forma net income	$546	$404

Basic earnings per common share as reported	$0.33	$0.25
Diluted earnings per common share as reported	$0.33	$0.24

Proforma basic earnings per common share	$0.33	$0.25
Proforma diluted earnings per common share	$0.33	$0.24

(Dollars in thousands)	Six Months Ended June 30,
	2005	2004
Net income as reported	$1,061	$916
Less: Stock-based compensation expense determined under fair value method	20	6
Pro forma net income	$1,041	$910

Basic earnings per common share as reported	$0.64	$0.56
Diluted earnings per common share as reported	$0.64	$0.56

Proforma basic earnings per common share	$0.63	$0.55
Proforma diluted earnings per common share	$0.63	$0.55

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 20, 2005. The dividend was paid May 31, 2005 to shareholders of record as of May 9, 2005. Per share data above for all periods presented have been adjusted for this stock dividend.

Stock Transactions
A total of 1,591 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $35,000 under the terms of the Directors' Stock Purchase Plan in the first two quarters of 2005. A total of 3,885 shares of common stock were issued to shareholders for a cash price of $78,000 under the Dividend Reinvestment Plan in the six months ended June 30, 2005. A total of 1,689 shares were issued to employees for a cash price of $30,000 under the Employee Stock Purchase Plan for the six months ended June 30, 2005. A total of 8,647 shares were repurchased from shareholders at a cash price of $186,000 in the first six months of 2005.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Balance at beginning of period	$1,783	$1,713	$1,739	$1,974

Provision charged to expense	150	80	250	160
Loans charged off	(145)	(177)	(234)	(583)
Recoveries of charged-off loans	25	76	58	141

Balance at end of period	$1,813	$1,692	$1,813	$1,692

Information regarding impaired loans follows:
(Dollars in thousands)	June 30, 2005	December 31, 2004

Loans with no allowance allocated	$95	$419
Loans with allowance allocated	626	247
Amount of allowance for loan losses allocated	315	105

Information regarding impaired loans follows:
	Three Months Ended June 30,
(Dollars in thousands)	2005	2004

Average balance during the period	$906	$1,244
Interest income recognized thereon	8	21
Cash basis interest income recognized	9	11

	Six Months Ended June 30,
(Dollars in thousands)	2005	2004

Average balance during the period	$826	$1,384
Interest income recognized thereon	22	21
Cash basis interest income recognized	22	28

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share, as restated for the 5% stock dividend declared on April 20, 2005, follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic Earnings Per Share
Net income available to common
shareholders	$546	$404	$1,061	$916

Weighted average common shares outstanding	1,646,133	1,642,873	1,646,778	1,641,565

Basic earnings per share	$0.33	$0.25	$0.64	$0.56

Diluted Earnings Per Share
Net income available to common
shareholders	$546	$404	$1,061	$916

Weighted average common shares outstanding	1,646,133	1,642,873	1,646,778	1,641,565
Plus dilutive stock options	4,108	9,034	4,781	8,119

Weighted average common shares outstanding
and potentially dilutive shares	1,650,241	1,651,907	1,651,559	1,649,684

Diluted earnings per share	$0.33	$0.24	$0.64	$0.56

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

RESULTS OF OPERATIONS

Summary
Net income increased $142,000 or 35% in the second quarter of 2005 compared to the same period in 2004. The increase for the quarter was primarily due to higher net interest income, higher noninterest income, and lower noninterest expense, partially offset by a higher provision to the allowance for loan losses.

Net income for the first six months of 2005 increased $145,000 or 16% from the same period in the prior year. The increase for the first six months was primarily due to higher net interest income and lower noninterest expense, partially offset by lower noninterest income and a higher provision to the allowance for loan losses. Net interest income increased in the first six months of 2005 compared to 2004 due to growth in the Bank's earning assets, which more than offset a drop in net interest spread. A higher provision to the allowance for loan losses was necessary due to commercial loan growth and higher consumer loan and residential real estate loan net charge-offs in the first six months of 2005 versus the same period in 2004. Noninterest income dipped slightly in the first six months of 2005 compared to the first six months of 2004 due to lower insurance and investment commissions. Noninterest expense for the first six months of 2005 has dropped compared to the same period of 2004 primarily due to an adjustment to Michigan single business tax expense and the effect of a $75,000 fraudulent check in 2004, offset by higher personnel and occupancy costs.

Return on average assets and return on average shareholders' equity was 0.92% and 10.30%, respectively, for the second quarter of 2005, compared to 0.73% and 7.86%, respectively, for the second quarter of 2004. Return on average assets was 0.91% for the first six months of 2005, compared to 0.84% for the same period in 2004. Return on average shareholders' equity was 10.03% for the first half of 2005, compared to 8.88% for the comparable period of 2004.

Dividends
Cash dividends of $278,000, or $0.17 per share were declared in the second quarter of 2005, compared to $267,000 or $0.16 per share in the second quarter of 2004. The cash dividends declared in the first six months of 2005 were $545,000 or $0.33 per share, compared to $532,000 or $0.32 per share declared in 2004. The cash dividend payout percentage was 51% for the first six months of 2005, compared to 58% in the same period a year ago.

On April 20, 2005, the Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock. The dividend was paid May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares of common stock for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2005 and 2004, respectively. Table 1 documents the average balances and related interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 176,508	$ 5,504	6.24%	$ 165,090	$ 4,955	6.00%
Taxable securities (2) (3)	27,338	499	3.65	28,167	491	3.49
Nontaxable securities (1) (2)	18,072	520	5.75	13,424	418	6.23
Other	183	2	2.19	57	1	3.51
Interest-earning assets	222,101	6,525	5.87	206,738	5,865	5.67
Noninterest-earning assets	12,232			11,225
Total assets	$ 234,333			$ 217,963

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 57,640	$ 549	1.90%	$ 49,672	$ 354	1.43%
Savings deposits	9,425	23	0.49	9,659	24	0.50
Certificates of deposit	82,852	1,250	3.02	74,341	1,069	2.88
Advances from Federal Home Loan Bank	34,241	448	2.62	37,214	452	2.43
Federal funds purchased and repurchase agreements	8,480	94	2.22	7,248	48	1.32
Interest-bearing liabilities	192,638	2,364	2.45	178,134	1,947	2.19
Noninterest-bearing demand deposits	19,263			16,402
Other noninterest-bearing liabilities	1,284			2,787
Shareholders' equity	21,148			20,640
Total liabilities and shareholders' equity	$ 234,333			$ 217,963

Net interest income (tax-equivalent basis) - interest spread		4,161	3.42%		3,918	3.48%
Tax-equivalent adjustment (1)		(182)			(146)
Net interest income		$ 3,979			$ 3,772
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.75%			3.79%
________________________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income (Dollars in Thousands)
	Six Months Ended June 30,
	2005 Over 2004
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$549	$351	$198
Taxable securities	8	(6)	14
Nontaxable securities (2)	102	110	(8)
Other	1	1	-

Net change in tax-equivalent income	660	456	204

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	195	38	157
Savings deposits	(1)	-	(1)
Certificates of deposit	181	97	84
Advances from Federal Home Loan Bank	(4)	(25)	21
Other	46	5	41

Net change in interest expense	417	115	302

Net change in tax-equivalent net interest income	$243	$341	$(98)

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

Net Interest Income
As shown in Tables 1 and 2, year-to-date tax-equivalent net interest income increased $243,000 in 2005 compared to the same period in 2004. This is primarily because earning assets have grown 7% compared to 2004. The increase in interest rates has negatively impacted demand deposits, certificates of deposits, advances from the Federal Home Loan Bank and other funding sources. Offsetting these increased rates on funding sources was higher yields on variable rate consumer and commercial loans that have repriced upward as the prime rate has increased 200 basis points since June 30, 2004.

The average balance of loans increased $11.4 million in the six months ended June 30, 2005 compared to the same period in 2004. In addition, repricing of existing loans has helped interest income on loans to increase $549,000 for the six months ended June 30, 2005, compared to the same period a year ago. Growth in the average balance of securities of $3.8 million coupled with slightly higher yields increased interest income $110,000 over 2004.

Growth of $8.0 million in the average balance of interest-bearing demand deposits, coupled with higher rates paid on demand deposits increased interest expense by $195,000. Growth of $8.5 million in the average balance of certificates of deposit, in addition to higher rates paid on these accounts increased interest expense $181,000 in the first six months of 2005 versus 2004. A drop of $3.0 million in the average amount of advances from the Federal Home Loan Bank offset the higher rates paid in 2005 compared to 2004. Higher rates for other funding sources (federal funds purchased and repurchase agreements) coupled with a $1.2 million increase in the average balance outstanding caused interest expense to increase $46,000 in the first six months of 2005.

Net interest income spread was 3.42% (shown in Table 1) for the first six months of 2005, compared to 3.48% for the first six months of 2004. This was a decrease from the net interest income spread of 3.46% for the three months ended March 31, 2005 and

3.46% for the twelve months ended December 31, 2004. The average yield received on interest-earning assets was up 20 basis points to 5.87% at June 30, 2005, and the average rate paid on interest-bearing liabilities was up 26 basis points to 2.45% at June 30, 2005.

Net interest income for the three months ended June 30, 2005 was $139,000 higher than net interest income for the quarter ended June 30, 2004 due to a higher average balance in earning assets and a slightly higher net interest income spread. Earning assets for the second quarter of 2005 were 7% higher than the second quarter of 2004. The net interest spread was 3.39% for the three months ended June 30, 2005 versus 3.38% for the quarter ended June 30, 2004.

Provision and Allowance for Loan Losses
The provision for loan losses was $70,000 higher for the quarter ended June 30, 2005 and $90,000 higher in the first six months of 2005 than 2004. The increase was driven by more growth in commercial loans as well as higher net charge-offs of consumer, commercial real estate, and residential real estate loans in 2005 than in 2004. Also, a significant portion of the commercial loan charge-offs experienced in the first six months of 2004 were specifically reserved for loss at the end of 2003, thereby causing the provision for 2004 to be lower relative to the provision for 2005. The allowance for loan losses has increased $74,000 since the end of 2004 primarily due to recoveries and the current year's provision. The allowance was 1.01% of total loans as of June 30, 2005, compared to 1.00% at March 31, 2005 and December 31, 2004. Charge-offs and recoveries of charged-off loans for the six months ended June 30 were as follows:
(Dollars in thousands)	2005		2004
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$64	$16	$480	$28
Consumer	70	42	103	113
Real estate, commercial	25	-	-	-
Real estate, residential	75	-	-	-
	$234	$58	$583	$141

The decrease in net charge-offs from 2004 to 2005 was primarily attributable to fewer commercial net charge-offs, offset by higher consumer, commercial real estate, and residential real estate net charge-offs. In the first half of 2004, five commercial borrowers with loan balances totaling $403,000 were charged off. Recoveries for 2005 are down from a year ago due to fewer consumer loans that have been recently charged off and are available to collect from. As charge-offs, recoveries, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2005, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $17,000 or 3% in the second quarter, but decreased $42,000 or 3% in the first six months of 2005 compared to the same periods in the prior year. Service charges on deposit accounts were up due to higher returned check charges, higher debit card fees, and higher ATM fees. Insurance and investment commissions were down due to reduced sales of annuity and life insurance products. Gains on the sale of securities are down due to fewer securities sold in 2005. Other noninterest income includes earnings on the $2 million of bank-owned life insurance policies purchased in February 2005.

A key salesperson left the Insurance Agency in the quarter ended June 30, 2005. Management estimates that investment commissions from the sale of annuities and mutual funds may lag for the third and fourth quarters of 2005 compared to 2004. The Company is pursuing an alternative sales process to maintain current commission levels with existing staff.

Noninterest Expense
Total noninterest expense decreased $70,000 or 4% in the second quarter of 2005 and $59,000 or 2% in the first six months of 2005 compared to 2004. Salaries and benefits were up in 2005 due to the addition of personnel for the Rockford Office and higher employee bonuses. Occupancy expense is higher due to the opening of the Bank's Rockford Office in September 2004. Other noninterest expense decreased $169,000 for the quarter and $217,000 for the six months ended June 30, 2005 primarily due to a refinement in the computation of the Bank's single business taxes creating an $86,000 adjustment in the second quarter of 2005 and the write-off of a $75,000 cash item in the first half of 2004. The cash item was an altered foreign check that was disbursed before the Bank was notified of the fraudulent item. The adjustment to the Bank's single business taxes is a non-recurring benefit to other expense.

The Bank moved its Alpine Office from a leased location on Alpine Avenue in Comstock Park to a newly constructed office in July 2005. Management anticipates that occupancy expense may drop slightly in third and fourth quarters of 2005 as depreciation of the new branch is less than the depreciation of improvements to the former leased location.

FINANCIAL CONDITION

Securities
The securities portfolio decreased $3.2 million from December 31, 2004 to June 30, 2005. The majority of the decrease relates to corporate and municipal bonds that were sold in 2005 to fund the purchase of $2 million in bank-owned life insurance (BOLI) policies on certain officers of the Bank and Insurance Agency. Management believes BOLI is good financial alternative to help offset liabilities associated with its employee compensation and benefit programs. The income from BOLI is tax-exempt and is reported as an increase in the cash value of life insurance policies and is reflected in ChoiceOne's other noninterest income.

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

Loans
The loan portfolio (excluding loans held for sale) grew $6.0 million during the first six months of 2005. Commercial/industrial and commercial real estate loans supplied the bulk of the increase since year-end 2004. Higher demand from local businesses more than offset payoffs and regular payments. Residential real estate loans have remained essentially flat since year-end 2004. Approximately 30% or $5.1 million of conforming residential real estate loans were sold to investors in the first six months of 2005. Home equity loans have risen in the first six months of 2005 since year-end 2004 primarily due to debt consolidation by borrowers. Management's ability to continue to grow consumer loans may be affected by its decision in first quarter of 2005 to discontinue the origination of indirect automobile and other recreational vehicle loans. Indirect consumer loans totaled approximately $5.3 million at June 30, 2005.

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

The balances of these nonperforming loans were as follows:
	June 30, 2005	December 31, 2004
Loans accounted for on a nonaccrual basis	$ 1,043	$ 795
Loans contractually past due 90 days or more as to principal or interest payments	7	11
Loans considered troubled debt restructurings	-	16
Total	$ 1,050	$ 822

The allowance for loan losses as a percentage of nonperforming loans was 173% at June 30, 2005, compared to 212% at December 31, 2004. The increase in nonaccrual loans from December 31, 2004 to June 30, 2005 relates to $365,000 from one commercial borrower. The Bank has a $200,000 specific reserve as of June 30, 2005 on this relationship. Nonaccrual loans as of June 30, 2005 are comprised of $400,000 in commercial loans, $554,000 in residential real estate loans, and $89,000 in consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $6.7 million as of June 30, 2005, compared to $6.3 million as of December 31, 2004.

Deposits and Other Funding Sources
Total deposits have increased approximately $2.6 million since December 31, 2004. Noninterest-bearing demand deposits comprised $2.4 million or 94% of the increase. Management attributes the growth to promotion of its Ultimate Choice checking account and its customer referral program. Interest-bearing demand deposits have dropped $4.3 million due to some customers moving from checking accounts to certificates of deposit. Since year-end 2004, local certificates of deposit have grown $6.4 million due to the success of certain promotional rates and an influx of investment from local government entities. Local certificates have replaced the $1.0 million decline in brokered certificates since year-end 2004. Advances from the Federal Home Loan Bank increased by $3.0 million since year-end 2004 to fund new loan growth. Federal funds purchased increased approximately $0.6 million since the end of 2004, while repurchase agreements dropped approximately $0.4 million since December 31, 2004.

Shareholders' Equity
Total shareholders' equity increased $392,000 since December 31, 2004. The increase is largely attributable to the current year's income. Proceeds from the sale of ChoiceOne's stock offset most of the amount repurchased. Cash dividends declared and a change in the accumulated other comprehensive income mitigated some of the increase in total shareholder's equity. The stock dividend declared in 2005 had no impact on shareholder's equity. Total shareholders' equity as a percentage of assets was 9.01% as of June 30, 2005, compared to 9.07% as of December 31, 2004. The decrease in this ratio resulted from growth in assets outpacing growth in shareholders' equity during 2005. Based on risk-based capital guidelines established by the Registrant's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at June 30, 2005.

Capital Resources
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

The Bank's sensitivity to interest rate changes is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate rate shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2005 caused net income to increase 2% if rates increased 200 basis points and decrease 7% if rates decreased 200 basis points. The market value of shareholders' equity will decrease 16% if rates immediately rose 200 basis points and increase 4% if rates immediately dropped 200 basis points. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 12 through 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2005, the Registrant issued 782 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $17,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	-	-	-	50,312
May 1, 2005 to May 31, 2005	2,364	$ 19.00	2,364	47,948
June 1, 2005 to June 30, 2005	-	-	-	47,948
Total	2,364	$ 19.00	2,364	47,948

(1)  On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. There is no stated expiration date. All shares purchased by the Registrant during the three months ended June 30, 2005 were made as open-market transactions.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 28, 2005, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2008 Annual Meeting:
	Votes For	Votes Withheld	Broker Non-Votes
Bruce A. Johnson	1,281,023	15,679	17,391
Jon E. Pike	1,281,017	15,685	17,391
Linda R. Pitsch	1,290,916	5,786	17,391

Directors James A. Bosserd, William F. Cutler, Jr., Paul L. Johnson, and Andrew W. Zamiara continue their term until the 2006 Annual Meeting. Directors Frank G. Berris, Lewis G. Emmons, and Stuart Goodfellow continue their term until the 2007 Annual Meeting.

Item 5.  Other Information.

None.

Item 6.  Exhibits
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
CHOICEONE FINANCIAL SERVICES, INC.

Date August 12, 2005	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date August 12, 2005	/s/ Thomas L. Lampen Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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