Form 10-Q
period 2005-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2005-11-14
CIK 803164

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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
Yes                   No     X

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                   No     X

As of October 31, 2005, the Registrant had 1,648,759 shares of common stock outstanding.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets at September 30, 2005 (Unaudited) and December 31, 2004	3

	Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2004 (Unaudited)	4

	Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2005 and 2004 (Unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$5,183	$3,619
Securities available for sale	40,894	44,913
Federal Home Loan Bank stock	2,624	2,569
Federal Reserve Bank stock	376	376
Loans, net (of allowance of $1,855 and $1,739)	181,347	171,539
Loans held for sale	-	281
Premises and equipment, net	5,684	4,906
Other real estate owned, net	1,310	981
Loan servicing rights, net	447	472
Cash value of life insurance policies	2,215	159
Other assets	2,495	2,470
Total assets	$242,575	$232,285

Liabilities
Deposits - noninterest-bearing	$18,429	$17,086
Deposits - interest-bearing	157,740	149,980
Total deposits	176,169	167,066

Repurchase agreements	6,759	6,338
Federal funds purchased	3,285	1,281
Advances from Federal Home Loan Bank	31,750	34,250
Other liabilities	2,983	2,281
Total liabilities	220,946	211,216

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock; shares authorized: 4,000,000; shares outstanding: 1,648,752 at September 30, 2005 and 1,570,937 at December 31, 2004	17,398	15,913
Unallocated shares held by Employee Stock Ownership Plan	-	(9)
Retained earnings	4,339	5,053
Accumulated other comprehensive income (loss), net	(108)	112
Total shareholders' equity	21,629	21,069
Total liabilities and shareholders' equity	$242,575	$232,285

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income
Loans, including fees	$3,034	$2,525	$8,533	$7,476
Securities:
Taxable	245	244	744	735
Tax exempt	168	151	511	427
Other	1	-	3	1
Total interest income	3,448	2,920	9,791	8,639

Interest expense
Deposits	1,065	766	2,887	2,213
Advances from Federal Home Loan Bank	257	243	705	695
Other	55	32	149	80
Total interest expense	1,377	1,041	3,741	2,988

Net interest income	2,071	1,879	6,050	5,651
Provision for loan losses	130	115	380	275

Net interest income after provision for loan losses	1,941	1,764	5,670	5,376

Noninterest income
Customer service charges	303	259	804	723
Insurance and investment commissions	192	229	685	786
Gains on sales of loans	74	64	182	188
Gains (losses) on sales of securities	(4)	3	(5)	38
Loan servicing fees, net	1	13	41	43
Other	75	49	185	132
Total noninterest income	641	617	1,892	1,910

Noninterest expense
Salaries and benefits	958	951	2,912	2,856
Occupancy and equipment	280	261	839	751
Professional fees	100	124	343	366
Supplies and postage	52	49	166	176
Data processing	137	126	418	377
Advertising and promotional	44	38	118	90
Other	228	260	552	801
Total noninterest expense	1,799	1,809	5,348	5,417

Income before income tax	783	572	2,214	1,869
Income tax expense	213	155	583	536

Net income	$570	$417	$1,631	$1,333

Comprehensive income	$440	$865	$1,411	$1,126

Basic earnings per share	$0.35	$0.25	$0.99	$0.81
Diluted earnings per share	$0.35	$0.25	$0.99	$0.81
Dividends declared per share	$0.17	$0.16	$0.50	$0.48

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2004	1,563,415	$15,815	$(27)	$4,264	$516	$20,568

Comprehensive income
Net income				1,333		1,333
Change in unrealized gain (loss)					(207)	(207)
Total comprehensive income						1,126

Shares issued	10,465	193				193
Shares repurchased	(5,964)	(118)				(118)
Shares committed to be released under Employee Stock Ownership Plan		(25)	9			(16)
Cash dividends				(797)		(797)

Balance, September 30, 2004	1,567,916	$15,865	$(18)	$4,800	$309	$20,956

Balance, January 1, 2005	1,570,937	$15,913	$(9)	$5,053	$112	$21,069

Comprehensive income
Net income				1,631		1,631
Change in unrealized gain (loss)					(220)	(220)
Total comprehensive income						1,411

Shares issued	11,145	218				218
Shares repurchased	(11,769)	(249)				(249)
Shares committed to be released under Employee Stock Ownership Plan			9			9
Cash dividends				(825)		(825)
Stock dividend	78,439	1,516		(1,520)		(4)

Balance, September 30, 2005	1,648,752	$17,398	$-	$4,339	$(108)	$21,629

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,631	$1,333
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	407	408
Amortization	438	448
Provision for loan losses	380	275
Stock dividends on Federal Home Loan Bank stock	(55)	(86)
Losses (gains) on sales of securities	5	(38)
Gains on sales of loans	(182)	(188)
Loans originated for sale	(10,373)	(7,542)
Proceeds from sales of loans	10,757	7,648
Net changes in:
Bank-owned life insurance	(56)	-
Other assets	284	701
Other liabilities	825	522
Net cash provided by operating activities	4,061	3,481

Cash flows from investing activities:
Securities available for sale:
Sales	1,730	5,615
Maturities, prepayments and calls	5,788	3,927
Purchases	(4,122)	(12,635)
Purchase of life insurance policies	(2,000)	-
Loan originations, net of repayments	(10,876)	(13,382)
Premises and equipment expenditures, net of disposals	(1,185)	(912)
Net cash used in investing activities	(10,665)	(17,387)

Cash flows from financing activities:
Net change in deposits	9,103	19,641
Net change in repurchase agreements	421	(18)
Net change in federal funds purchased	2,004	(4,884)
Proceeds from Federal Home Loan Bank advances	32,000	21,750
Payments on Federal Home Loan Bank advances	(34,500)	(22,750)
Issuance of common stock	218	193
Repurchase of common stock	(249)	(118)
Cash dividends and fractional shares from stock dividends	(829)	(797)
Net cash provided by financing activities	8,168	13,017

Net change in cash and cash equivalents	1,564	(889)
Beginning cash and cash equivalents	3,619	4,722

Ending cash and cash equivalents	$5,183	$3,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,596	$2,990
Cash paid for income taxes	$315	$275
Loans transferred to other real estate	$688	$834

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its wholly owned subsidiaries, ChoiceOne Bank (the "Bank"), ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"), and ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency").

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2005 and September 30, 2004, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2005 and September 30, 2004, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and September 30, 2004. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

The following pro forma information presents net income and earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004 had the fair value method been used to measure compensation expense for stock option plans. No compensation expense was recognized for stock options in 2005 and 2004.
(Dollars in thousands)	Three Months Ended September 30,
	2005	2004
Net income as reported	$570	$417
Less: Stock-based compensation expense determined under fair value method	-	-
Pro forma net income	$570	$417

Basic earnings per common share as reported	$0.35	$0.25
Diluted earnings per common share as reported	$0.35	$0.25

Proforma basic earnings per common share	$0.35	$0.25
Proforma diluted earnings per common share	$0.35	$0.25

(Dollars in thousands)	Nine Months Ended September 30,
	2005	2004
Net income as reported	$1,631	$1,333
Less: Stock-based compensation expense determined under fair value method	20	6
Pro forma net income	$1,611	$1,327

Basic earnings per common share as reported	$0.99	$0.81
Diluted earnings per common share as reported	$0.99	$0.81

Proforma basic earnings per common share	$0.98	$0.81
Proforma diluted earnings per common share	$0.98	$0.81

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 20, 2005. The dividend was paid May 31, 2005 to shareholders of record as of May 9, 2005. Per share data above for all periods presented have been adjusted for this stock dividend.

Stock Transactions
A total of 2,461 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $52,000 under the terms of the Directors' Stock Purchase Plan in the first three quarters of 2005. A total of 6,184 shares of common stock were issued to shareholders for a cash price of $123,000 under the Dividend Reinvestment Plan in the nine months ended September 30, 2005. A total of 2,500 shares were issued to employees for a cash price of $43,000 under the Employee Stock Purchase Plan for the nine months ended September 30, 2005. A total of 11,769 shares were repurchased from shareholders at a cash price of $249,000 in the first nine months of 2005.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Balance at beginning of period	$1,813	$1,692	$1,739	$1,974

Provision charged to expense	130	115	380	275
Loans charged off	(117)	(107)	(351)	(690)
Recoveries of charged-off loans	29	56	87	197

Balance at end of period	$1,855	$1,756	$1,855	$1,756

Information regarding impaired loans follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Loans with no allowance allocated	$151	$419
Loans with allowance allocated	687	247
Amount of allowance for loan losses allocated	355	105

Information regarding impaired loans follows:
	Three Months Ended September 30,
(Dollars in thousands)	2005	2004

Average balance during the period	$779	$1,133
Interest income recognized thereon	7	10
Cash basis interest income recognized	30	15

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004

Average balance during the period	$844	$1,340
Interest income recognized thereon	29	31
Cash basis interest income recognized	52	44

NOTE 3 - EARNINGS PER SHARE

A computation of basic earnings per share and diluted earnings per share, as restated for the 5% stock dividend declared on April 20, 2005, follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic Earnings Per Share
Net income available to common
shareholders	$570	$417	$1,631	$1,333

Weighted average common shares outstanding	1,647,427	1,643,700	1,646,996	1,642,282

Basic earnings per share	$0.35	$0.25	$0.99	$0.81

Diluted Earnings Per Share
Net income available to common
shareholders	$570	$417	$1,631	$1,333

Weighted average common shares outstanding	1,647,427	1,643,700	1,646,996	1,642,282
Plus dilutive stock options	4,021	4,260	4,591	3,513

Weighted average common shares outstanding
and potentially dilutive shares	1,651,448	1,647,960	1,651,587	1,645,795

Diluted earnings per share	$0.35	$0.25	$0.99	$0.81

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

RESULTS OF OPERATIONS

Summary
Net income increased $153,000 or 37% in the third quarter of 2005 compared to the same period in 2004. The increase for the quarter was primarily due to higher net interest income.

Net income for the first nine months of 2005 increased $298,000 or 22% from the same period in the prior year. The increase for the first nine months was primarily due to higher net interest income, partially offset by a higher provision to the allowance for loan losses. Net interest income increased in the first nine months of 2005 compared to 2004 due to growth in the Bank's earning assets. A larger provision to the allowance for loan losses was necessary due to higher residential real estate and consumer loan net charge-offs in the first nine months of 2005 versus the same period in 2004.

Return on average assets and return on average shareholders' equity was 0.95% and 10.61%, respectively, for the third quarter of 2005, compared to 0.73% and 8.08%, respectively, for the third quarter of 2004. Return on average assets was 0.92% for the first nine months of 2005, compared to 0.80% for the same period in 2004. Return on average shareholders' equity was 10.23% for the first nine months of 2005, compared to 8.60% for the comparable period of 2004.

Dividends
Cash dividends of $280,000, or $0.17 per share were declared in the third quarter of 2005, compared to $265,000 or $0.16 per share in the third quarter of 2004. The cash dividends declared in the first nine months of 2005 were $825,000 or $0.50 per share, compared to $797,000 or $0.48 per share declared in 2004. The cash dividend payout percentage was 51% for the first nine months of 2005, compared to 60% in the same period a year ago.

On April 20, 2005, the Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock. The dividend was paid May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares of common stock for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2005 and 2004, respectively. Table 1 documents the average balances and related interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income below.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 178,373	$ 8,544	6.39%	$ 167,644	$ 7,483	5.95%
Taxable securities (2) (3)	26,902	744	3.69	27,990	735	3.50
Nontaxable securities (1) (2)	17,838	774	5.79	13,994	647	6.16
Other	150	3	2.67	71	1	1.88
Interest-earning assets	223,263	10,065	6.01	209,699	8,866	5.64
Noninterest-earning assets	12,758			11,535
Total assets	$ 236,021			$ 221,234

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 57,627	$ 867	2.01%	$ 51,442	$ 567	1.47%
Savings deposits	9,249	35	0.50	9,575	36	0.50
Certificates of deposit	84,672	1,985	3.13	75,239	1,610	2.85
Advances from Federal Home Loan Bank	33,609	705	2.80	37,526	695	2.47
Federal funds purchased and repurchase agreements	8,588	149	2.31	7,600	80	1.40
Interest-bearing liabilities	193,745	3,741	2.57	181,382	2,988	2.20
Noninterest-bearing demand deposits	19,471			16,486
Other noninterest-bearing liabilities	1,554			2,694
Shareholders' equity	21,251			20,672
Total liabilities and shareholders' equity	$ 236,021			$ 221,234

Net interest income (tax-equivalent basis) - interest spread		6,324	3.44%		5,878	3.44%
Tax-equivalent adjustment (1)		(274)			(227)
Net interest income		$ 6,050			$ 5,651
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.78%			3.74%
________________________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income (Dollars in Thousands)
	Nine Months Ended September 30,
	2005 Over 2004
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,061	$495	$566
Taxable securities	9	(40)	49
Nontaxable securities (2)	127	190	(63)
Other	2	1	1

Net change in tax-equivalent income	1,199	646	553

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	300	74	226
Savings deposits	(1)	(1)	-
Certificates of deposit	375	213	162
Advances from Federal Home Loan Bank	10	(104)	114
Other	69	12	57

Net change in interest expense	753	194	559

Net change in tax-equivalent net interest income	$446	$452	$(6)
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

Net Interest Income
As shown in Tables 1 and 2, year-to-date tax-equivalent net interest income increased $446,000 in 2005 compared to the same period in 2004. This is primarily because earning assets have grown 6% compared to 2004. The increase in interest rates has had very little impact on the net change in tax-equivalent net interest income. Increased interest expense has been directly offset by an increase in tax-equivalent interest income.

The average balance of loans increased $10.7 million in the nine months ended September 30, 2005 compared to the same period in 2004. In addition, repricing of existing loans has helped interest income on loans to increase $1,061,000 for the nine months ended September 30, 2005, compared to the same period a year ago. Growth in the average balance of nontaxable securities of $3.8 million increased interest income $127,000 over 2004.

Growth of $6.2 million in the average balance of interest-bearing demand deposits, coupled with higher rates paid on demand deposits increased interest expense by $300,000. Growth of $9.4 million in the average balance of certificates of deposit, in addition to higher rates paid on these non-transaction accounts increased interest expense $375,000 in the first nine months of 2005 versus 2004. Escalated repricing of advances from the Federal Home Loan Bank was offset by a drop of $3.9 million in the average amount of advances outstanding, which caused interest expense to increase $10,000. Higher rates for other funding sources (federal funds purchased and repurchase agreements) coupled with a $1.0 million increase in the average balance outstanding caused interest expense to increase $69,000 in the first nine months of 2005.

Net interest income spread was 3.44% (shown in Table 1) for the first nine months of 2005, which was the same as the first nine months of 2004. This was a slight increase from the net interest income spread of 3.42% for the six months ended June 30, 2005, however, lower than the 3.46% for the twelve months ended December 31, 2004. The average yield received on interest-earning assets was up 37 basis points to 6.01% at September 30, 2005, and the average rate paid on interest-bearing liabilities was up 37 basis points to 2.57% at September 30, 2005.

Net interest income for the three months ended September 30, 2005 was $192,000 higher than the quarter ended September 30, 2004 primarily due to higher average earning assets as well as a higher net interest income spread. Earning assets for the third quarter of 2005 were 4% higher than the third quarter of 2004. The net interest spread was 3.47% for the three months ended September 30, 2005 versus 3.34% for the quarter ended September 30, 2004.

Provision and Allowance for Loan Losses
The provision for loan losses was $15,000 higher for the quarter ended September 30, 2005 and $105,000 higher in the first nine months of 2005 than 2004. The increase for the first nine months was driven by higher net charge-offs of residential real estate and consumer loans in 2005 compared to 2004. A significant portion of the commercial loan charge-offs experienced in the first nine months of 2004 were specifically reserved for loss at the end of 2003 and did not impact the provision for loan losses in 2004. The allowance for loan losses has increased $116,000 since the end of 2004 primarily due to the current year's provision. The allowance was 1.01% of total loans as of September 30, 2005, compared to the same ratio at June 30, 2005, 1.00% at March 31, 2005, and 1.00% at December 31, 2004. Charge-offs and recoveries of charged-off loans for the nine months ended September 30 were as follows:
(Dollars in thousands)	2005		2004
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$64	$18	$570	$44
Consumer	127	69	120	153
Real estate, commercial	25	-	-	-
Real estate, residential	135	-	-	-
	$351	$87	$690	$197

The decrease in net charge-offs from 2004 to 2005 was primarily attributable to fewer commercial net charge-offs, offset by higher consumer, commercial real estate, and residential real estate net charge-offs. In the first nine months of 2004, six commercial borrowers with loan balances totaling $502,000 were charged off. Three residential real estate loan charge-offs totaling $81,000 in 2005 relate to manufactured home construction loans. Management has scaled back the amount of origination of these types of loans to mitigate possible future losses. Total recoveries for 2005 are down from 2004 due to a lower level of consumer loan charge-offs from the prior year that are available to collect from. As charge-offs, recoveries, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2005, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $24,000 or 4% in the third quarter, but decreased $18,000 or 1% in the first nine months of 2005 compared to the same periods in the prior year. Service charges on deposit accounts were up due to higher returned check charges, debit card fees, and ATM fees. Insurance and investment commissions were lower due to reduced annuity sales and property and casualty commissions. Gains on the sale of securities are down due to fewer securities sold in 2005. Other noninterest income includes earnings on the $2 million of bank-owned life insurance policies purchased in February 2005.

A key salesperson left the Insurance Agency in the second quarter of 2005. Management estimates that commissions from the sale of annuities and life insurance products may lag for the remainder of 2005 compared to 2004. The Company is pursuing an alternative sales strategy to enhance annuity commissions by using existing salespersons.

Noninterest Expense
Total noninterest expense decreased $10,000 or 1% in the third quarter of 2005 and $69,000 or 1% in the first nine months of 2005 compared to 2004. Salaries and benefits were up in 2005 due to the addition of personnel for the Rockford and Alpine Offices and higher employee bonuses. Occupancy expense is higher due to the opening of the Bank's Rockford Office in September 2004. Professional fees are lower in 2005 due to fewer legal fees and reduced services from a third party marketing agency. Other noninterest expense decreased $249,000 for the nine months ended September 30, 2005 primarily due to an $86,000 adjustment in state single business taxes for 2002, 2003 and 2004 due to a change in the Bank's computations recorded in the second quarter of 2005. A $75,000 cash item written off in 2004 also contributed to the variance. The cash item was an altered foreign check that was disbursed before the Bank was notified of the fraudulent item. The adjustment to the Bank's single business taxes is a non-recurring benefit to other expense.

The Bank relocated its Alpine Office from a leased location on Alpine Avenue in Comstock Park to a newly constructed office in July 2005. Management anticipates that occupancy expense may drop slightly for the remainder of 2005 compared to 2004 as depreciation of the new office is less than the depreciation of improvements of the former leased location.

FINANCIAL CONDITION

Securities
The securities portfolio decreased $4.0 million from December 31, 2004 to September 30, 2005. The decrease has been caused by principal payments as well as maturing and called securities used to fund loan growth in 2005. Also, several securities were sold in 2005 to fund the purchase of $2 million in bank-owned life insurance (BOLI) policies on certain officers of the Bank and Insurance Agency. Management believes BOLI is a good financial alternative to help offset costs associated with its employee compensation and benefit programs. The income from BOLI is tax-exempt and is reported as an increase in the cash value of life insurance policies and is reflected in ChoiceOne's other noninterest income.

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

Loans
The loan portfolio (excluding loans held for sale) grew $9.9 million during the first nine months of 2005. Commercial non-real estate and commercial real estate loans supplied the bulk of the increase since year-end 2004. Increased demand from local businesses has more than offset payoffs and regular payments. Residential real estate loans have risen $2.5 million since year-end 2004. Approximately 40% of total real estate residential loans originated in 2005 (or $10.4 million) were sold to investors in the first nine months of 2005. Home equity loans have risen $2.4 million or 18% since year-end 2004. Management decided in the first quarter of 2005 to discontinue the origination of indirect consumer loans, except for one local automobile dealership. Indirect consumer loans totaled approximately $4.7 million at September 30, 2005, compared to $5.9 million at December 31, 2004.

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

The balances of these nonperforming loans were as follows:
	September 30,	December 31,
	2005	2004
Loans accounted for on a nonaccrual basis	$ 778	$ 795
Loans contractually past due 90 days or more as to principal or interest payments	19	11
Loans considered troubled debt restructurings	-	16
Total	$ 797	$ 822

The allowance for loan losses as a percentage of nonperforming loans was 233% at September 30, 2005, compared to 212% at December 31, 2004. The level of nonaccrual loans has remained relatively constant from December 31, 2004 to September 30, 2005. Nonaccrual loans as of September 30, 2005 are comprised of $492,000 in commercial loans, $197,000 in residential real estate loans, and $89,000 in consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $7.8 million as of September 30, 2005, compared to $6.3 million as of December 31, 2004.

Deposits and Other Funding Sources
Total deposits have increased approximately $9.1 million since December 31, 2004. Local certificates of deposit have grown $10.0 million due to the success of certain promotional rates and an influx of investment from local government entities. Local certificates have replaced the $2.1 million decline in brokered certificates and $2.5 million in advances from the Federal Home Loan Bank since year-end 2004. Noninterest-bearing demand deposits have risen $1.3 million and interest-bearing demand deposits have risen $1.1 million since year-end 2004. Management attributes the growth in the noninterest-bearing demand deposits to promotion of its Ultimate Choice checking account. Federal funds purchased increased approximately $2.0 million since the end of 2004, while repurchase agreements increased approximately $0.4 million since December 31, 2004.

Shareholders' Equity
Total shareholders' equity increased $560,000 since December 31, 2004. The increase is largely attributable to the current year's income. The amount of stock repurchased more than offset proceeds received from the sale of ChoiceOne's stock in 2005. Cash dividends declared and a decrease in accumulated other comprehensive income in 2005 absorbed some of the increase in total shareholder's equity. The stock dividend declared in 2005 had an insignificant impact on total shareholder's equity. Total shareholders' equity as a percentage of assets was 8.92% as of September 30, 2005, compared to 9.07% as of December 31, 2004. The decrease in this ratio resulted from growth in assets outpacing growth in shareholders' equity during 2005. Based on risk-based capital guidelines established by the Registrant's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at September 30, 2005.

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

The Bank's sensitivity to interest rate changes is monitored by the Asset & Liability Management Committee (the "Committee"). The Committee uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate rate shock and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2005 caused net income to decrease 1% if rates increased 200 basis points and decrease 4% if rates decreased 200 basis points. The market value of shareholders' equity will decrease 3% if rates immediately rose 200 basis points and decrease 2% if rates immediately dropped 200 basis points. The Committee continues to monitor the effect of changes in interest rates upon the Registrant's financial condition.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 20, 2005, the Registrant issued 870 shares of common stock to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $17,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	-	-	-	47,948
August 1, 2005 to August 31, 2005	3,122	$ 20.11	3,122	44,826
September 1, 2005 to September 30, 2005	-	-	-	44,826
Total	3,122	$ 20.11	3,122	44,826

(1)  On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. There is no stated expiration date. All shares purchased by the Registrant during the three months ended September 30, 2005 were made as open-market transactions.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date November 14, 2005	/s/ James A. Bosserd James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date November 14, 2005	/s/ Thomas L. Lampen Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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