Form 10-K
period 2005-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2006-03-31
CIK 803164

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes           No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes           No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer             Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

As of June 30, 2005, the aggregate market value of common stock held by non-affiliates of the Registrant was $31.3 million. This amount is based on an average bid price of $19.00 per share for the Registrant's stock as of such date.

As of February 28, 2006, the Registrant had 1,651,258 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 27, 2006.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; and local and global uncertainties such as acts of terrorism and military actions. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I
Item 1.	Business

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2005, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). The Bank also owns a 20% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan.

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 73%, 71%, and 72% of total revenues in 2005, 2004, and 2003, respectively. Interest on securities accounted for 11%, 11%, and 8% of total revenues in 2005, 2004, and 2003, respectively.

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

Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

Employees
As of February 28, 2006, the Bank employed 58 full-time equivalent employees ("FTE's"); the Insurance Agency employed 12 FTE's; and the Mortgage Company employed 9 FTE's. The Registrant's only employees as of the same date were its four executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Mortgage Company believe their relations with their employees are good.

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

Securities Portfolio
The book value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2005	2004	2003
U.S. Government and federal agency	$5,435	$6,875	$7,805
State and municipal	28,003	26,768	20,435
Mortgage-backed	7,811	6,700	4,589
Asset-backed	-	-	233
Corporate	2,382	4,031	4,880
Equity securities	581	539	208
Total	$44,212	$44,913	$38,149

The Registrant did not hold investment securities from any one issuer at December 31, 2005, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2005 and 2004, a schedule of maturities of securities as of December 31, 2005, and the weighted average yields of securities as of December 31, 2005.

(Dollars in thousands)
		Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2005	Fair Value at Dec. 31, 2004
U.S. Government and
federal agency	$1,950	$3,485	$-	$-	$5,435	$6,875
State and municipal	3,945	16,284	6,426	1,348	28,003	26,768
Mortgage-backed securities	-	3,392	2,851	1,568	7,811	6,700
Corporate	321	2,061	-	-	2,382	4,031
Total debt securities	$6,216	$25,222	$9,277	$2,916	$43,631	$44,374

Equity securities (1)	-	-	-	-	581	539
Total securities	$6,216	$25,222	$9,277	$2,916	$44,212	$44,913

		Weighted average yields:
U.S. Government and
federal agency	2.61%	4.59%	-%	-%	3.88%
State and municipal (2)	4.87	4.68	5.85	5.73	5.02
Corporate	3.39	3.45	-	-	3.44
Mortgage-backed securities	-	3.99	5.04	3.51	4.29
Equity securities	-	-	-	-	6.35
___________________________

(1)	Equity securities are preferred and common stocks with no stated maturity.
(2)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
The Bank's loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2005	2004	2003	2002	2001
Commercial and agricultural	$47,642	$41,620	$36,828	$39,348	$32,671
Real estate - commercial	51,453	47,901	43,197	46,310	36,719
Real estate - construction	7,466	6,661	10,200	7,869	7,345
Real estate - residential	67,187	63,846	58,375	61,755	66,603
Consumer	11,820	13,250	14,532	18,565	21,829
Total loans, gross	$185,568	$173,278	$163,132	$173,847	$165,167

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2005. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2005.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial, agricultural, and real estate - commercial	$48,870	$47,915	$2,310	$99,095
Real estate - construction	7,466	-	-	7,466
Totals	$56,336	$47,915	$2,310	$106,561

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$24,064	$35,025	$1,111	$60,200
Loans with floating or adjustable interest rates	32,272	12,890	1,199	46,361
Totals	$56,336	$47,915	$2,310	$106,561

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

Risk Elements
The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2005	2004	2003	2002	2001
Loans accounted for on a non-accrual basis	$ 934	$ 795	$ 1,914	$ 2,522	$ 855
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	32	11	39	210	1,316
Loans defined as "troubled debt restructurings"	-	16	47	48	120
Totals	$ 966	$ 822	$ 2,000	$ 2,780	$ 2,291

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2005	2004	2003	2002	2001
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 33	$ 32	$ 77	$ 97	$ 80
Interest on non-performing loans that was actually recorded when received	$ 21	$ 18	$ 54	$ 48	$ 20

Potential Problem Loans
At December 31, 2005, there were $8.5 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. A specific loss allocation of $465,000 from the Bank's allowance for loan losses had been allocated for nonperforming and potential problem loans as of December 31, 2005. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2005, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 3 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
Other than $1.3 million of other real estate owned, there were no other interest-bearing assets requiring disclosure if such assets were loans as of December 31, 2005.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2005	2004	2003	2002	2001

Balance at January 1	$1,739	$1,974	$2,211	$2,013	$2,101

Charge-offs:
Commercial and agricultural	72	689	360	360	451
Real estate - commercial	25	66	190	90	146
Real estate - construction	20	-	-	-	109
Real estate - residential	120	41	76	45	98
Consumer	162	144	354	762	476
Total charge-offs	399	940	980	1,257	1,280

Recoveries:
Commercial and agricultural	47	58	96	9	43
Real estate - commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	5
Real estate - residential	-	-	5	6	-
Consumer	81	182	242	170	141
Total recoveries	128	240	343	185	189

Net charge-offs	271	700	637	1,072	1,091

Additions charged to operations (1)	495	465	400	1,270	1,003

Balance at December 31	$1,963	$1,739	$1,974	$2,211	$2,013

Ratio of net charge-offs during the period to average loans outstanding during the period	0.15%	0.41%	0.39%	0.62%	0.63%

(1)

Additions to the allowance for loan losses charged to operations during the periods shown were based on management's judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2005	2004	2003	2002	2001
Commercial and agricultural	$1,223	$1,071	$1,017	$903	$460
Real estate - commercial	293	302	258	509	390
Real estate - construction	19	32	33	140	129
Real estate - residential	229	181	240	251	429
Consumer	195	123	325	408	561
Unallocated	4	30	101	-	44
Total allowance	$1,963	$1,739	$1,974	$2,211	$2,013

The increase from 2004 to 2005 in the allocation to commercial and agricultural was primarily based upon portfolio growth of 14%, offset by higher specific loss allocation to nonperforming loans ($465,000 in 2005 versus $105,000 in 2004). Specific loss allocations are based upon either a discounted collateral amount or the net present value of future expected cashflows from borrowers. The increase from 2004 to 2005 in the allocation to residential real estate and consumer loans related to higher historical loss ratios in 2005 compared to 2004.

During 2005, the Bank experienced significant improvements in the overall quality of its loan portfolio, as net loans charged off were the lowest dollar amount since 1996 ($271,000). Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2005.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2005	2004	2003	2002	2001
Commercial and agricultural	26%	24%	23%	23%	20%
Real estate - commercial	28	28	26	27	22
Real estate - construction	4	4	6	4	5
Real estate - mortgage	36	37	36	35	40
Consumer	6	7	9	11	13
Total	100%	100%	100%	100%	100%

Deposits
The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2005		2004		2003
Noninterest-bearing demand	$20,095	-	$17,864	-	$17,027	-
Interest-bearing demand	56,745	2.11%	53,339	1.53%	42,239	1.40%
Savings	9,136	0.50%	9,575	0.50%	9,081	0.62%
Certificates of deposit	87,443	3.25%	76,059	2.85%	81,594	3.19%
Total	$173,419	2.36%	$156,837	1.93%	$149,941	2.17%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2005.

(Dollars in thousands)
Maturing in less than 3 months	$11,612
Maturing in 3 to 6 months	13,351
Maturing in 6 to 12 months	15,299
Maturing in more than 12 months	14,273
Total	$54,535

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2005	2004	2003
Outstanding balance at December 31	$4,399	$1,281	$7,882
Average interest rate at December 31	4.41%	2.47%	1.24%
Average balance during the year	$2,727	$3,094	$1,760
Average interest rate during the year	3.44%	1.56%	1.21%
Maximum month end balance during the year	$4,545	$6,968	$7,882

Repurchase agreements are advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2005	2004	2003
Outstanding balance at December 31	$7,139	$6,338	$5,305
Average interest rate at December 31	2.11%	1.62%	1.55%
Average balance during the year	$6,215	$5,051	$5,710
Average interest rate during the year	2.05%	1.45%	1.42%
Maximum month end balance during the year	$7,139	$6,767	$7,324

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

(Dollars in thousands)
	2005	2004	2003
Outstanding balance at December 31	$11,000	$9,000	$9,000
Average interest rate at December 31	4.19%	1.95%	1.16%
Average balance during the year	$12,542	$7,500	$2,125
Average interest rate during the year	3.50%	1.65%	1.78%
Maximum month end balance during the year	$15,000	$11,000	$9,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2005, 2004, or 2003.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:
	2005	2004	2003
Return on assets (net income divided by average total assets)	0.91%	0.83%	1.01%

Return on equity (net income divided by average equity)	10.15%	8.93%	10.48%

Dividend payout ratio (dividends declared per share divided by net income per share)	51.02%	57.44%	50.40%

Equity to assets ratio (average equity divided by average total assets)	8.97%	9.28%	9.65%

Item 1A.	Risk Factors

The Registrant is subject to many risks and uncertainties. Although the Registrant seeks ways to manage these risks and develop programs to control those that management can, the Registrant cannot predict the future. Actual results may differ materially from management's expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Registrant faces. Additional risks and uncertainties of which the Registrant is unaware, or that it currently deems immaterial, also may become important factors that affect the Registrant and its business. If any of these risks were to occur, the Registrant's business, financial condition or results of operations could be materially and adversely affected.

Investments in the Registrant's common stock involve risk.

The market price of the Registrant's common stock may fluctuate significantly in response to a number of factors, including:
•	Variations in quarterly or annual operating results
•	Changes in interest rates
•	New developments in the banking industry
•	Regulatory actions
•	Volatility of stock market prices and volumes
•	Changes in market valuations of similar companies
•	New litigation or contingencies or changes in existing litigation or contingencies
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
•	Rumors or erroneous information

Asset quality could be less favorable than expected.

A significant source of risk for the Registrant arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Registrant are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not.

General economic conditions in the state of Michigan could be less favorable than expected.

The Registrant is affected by general economic conditions in the United States, although most directly within Michigan. A further economic downturn within Michigan could negatively impact household and corporate incomes.

This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

If the Registrant does not adjust to changes in the financial services industry, its financial performance may suffer.

The Registrant's ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for the Registrant's customers and services. Financial services and products are also constantly changing. The Registrant's financial performance will also depend in part upon customer demand for the Registrant's products and services and the Registrant's ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce the Registrant's income and cash flow.

The Registrant's income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond the Registrant's control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the rate received on loans and securities and paid on deposits and other borrowings.

Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could have a negative effect on the financial performance of the Registrant and the Registrant's common stock. Some of these factors are financial market conditions, changes in financial accounting and reporting standards, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.	Unresolved Staff Comments

None.
Item 2.	Properties

The offices of the Bank, Insurance Agency, and Mortgage Company as of February 28, 2006, were as follows:

Registrant's, Bank's, Insurance Agency's, and Mortgage Company's main office:
     109 East Division, Sparta, Michigan
     Office is owned by the Bank and comprises 24,000 square feet.

Bank's branch office:
     416 West Division, Sparta, Michigan
     Office is leased by the Bank and comprises 3,000 square feet.

Bank's branch office:
     4170 - 17 Mile Road, Cedar Springs, Michigan
     Office is owned by the Bank and comprises 3,000 square feet.

Bank's branch office:
     5050 Alpine Avenue NW, Comstock Park, Michigan
     Office is owned by the Bank and comprises 2,400 square feet.

Bank's branch office:
     6795 Courtland Drive, Rockford, Michigan
     Office is owned by the Bank and comprises 2,400 square feet.

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 28, 2006. The Registrant, Insurance Agency, and Mortgage Company believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.
Item 3.	Legal Proceedings

As of December 31, 2005, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Common Stock Information" on page 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.

On October 19, 2005, the Registrant issued 1,239 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $25,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

On December 13, 2005, the Registrant issued 261 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $5,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	1,388	$ 20.20	1,388	41,144
November 1, 2005 to November 30, 2005	1,348	$ 20.01	1,348	39,796
December 1, 2005 to December 31, 2005	907	$ 19.59	907	38,889
Total	3,643	$ 19.98	3,643	38,889

(1)  On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. There is no stated expiration date. All shares purchased by the Registrant during the three months ended December 31, 2005 were made as open-market transactions.
Item 6.	Selected Financial Data

The information under the caption "Selected Financial Data" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 4 through 13, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 15 through 36 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005, are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information under the caption "Change in Independent Registered Public Accounting Firm" on page 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.
Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.
Item 9B.	Other Information

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

The information under the captions "ChoiceOne's Board of Directors and Executive Officers" and "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006, is incorporated herein by reference.

The Registrant has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Registrant's website at "www.choiceone.com." The Registrant intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at "www.choiceone.com."
Item 11.	Executive Compensation

The information under the captions "Executive Compensation" and "ChoiceOne's Board of Directors and Executive Officers - Compensation of Directors" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006, is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2005:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,714	$ 16.82	134,466
Equity compensation plans not approved by security holders	-	-	48,480
Total	23,714	$ 16.82	182,946

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

The Amended and Restated Executive Stock Incentive Plan was approved by shareholders at the annual meeting of the Registrant in April 2002. Key employees of the Registrant and its subsidiaries, as the Personnel and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 113,375 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 89,441 shares may be made under this Plan.

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

The Employee Stock Purchase Plan was approved by shareholders at the annual meeting of shareholders in April 2002. This Plan allows employees to purchase the Registrant's common stock at a 15% discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 55,125 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 45,025 may be made under this Plan.

Equity compensation plans not approved by security holders consist of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 48,480 may be made under this Plan.
Item 13.	Certain Relationships and Related Transactions

The information under the caption "Related Matters - Certain Relationships and Related Transactions" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006, is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2006, is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' report are filed as part of this report:

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 7, 2006.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2005.

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

10.1	Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. Here incorporated by reference.

10.2	Amended and Restated Executive Stock Incentive Plan. (1)

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2005.

16	Letter regarding Change in Certifying Accountant

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
_____________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to: Thomas L. Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan, 49345.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ChoiceOne Financial Services, Inc.

By /s/ James A. Bosserd	March 31, 2006
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.
/s/ James A. Bosserd James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ Thomas L. Lampen Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 31, 2006

*/s/ Jon E. Pike Jon E. Pike	Chairman of the Board and Director	March 31, 2006

/s/ Linda R. Pitsch Linda R. Pitsch	Secretary and Director	March 31, 2006

*/s/ Frank G. Berris Frank G. Berris	Director	March 31, 2006

*/s/ William F. Cutler, Jr. William F. Cutler, Jr.	Director	March 31, 2006

*/s/ Lewis G. Emmons Lewis G. Emmons	Director	March 31, 2006

/s/ Stuart Goodfellow Stuart Goodfellow	Director	March 31, 2006

*/s/ Bruce A. Johnson Bruce A. Johnson	Director	March 31, 2006

*/s/ Paul L. Johnson Paul L. Johnson	Director	March 31, 2006

*/s/ Andrew W. Zamiara Andrew W. Zamiara	Director	March 31, 2006

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX
Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant.

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

10.1	Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended March 31, 2002. Here incorporated by reference.

10.2	Amended and Restated Executive Stock Incentive Plan. (1)

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2005.

16	Letter regarding Change in Certifying Accountant

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
_____________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.