Form 10-Q
period 2006-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2006-05-15
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, the Registrant had outstanding 1,656,390 shares of common stock.

CHOICEONE FINANCIAL SERVICES, INC.
INDEX TO FORM 10-Q
		Page Number(s)
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets at March 31, 2006 and December 31, 2005	3
	Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2006 and 2005	4
	Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 2006 and 2005	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	6
	Notes to Interim Consolidated Financial Statements	7-9

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES		19

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$3,277	$4,990
Securities available for sale	47,274	44,212
Federal Home Loan Bank stock	2,623	2,623
Federal Reserve Bank stock	376	376
Loans held for sale	1,072	264
Loans, net (of allowance of $1,931 and $1,963)	181,290	183,605
Premises and equipment, net	5,561	5,596
Other real estate owned, net	1,183	1,255
Loan servicing rights, net	434	445
Cash value of life insurance policies	2,257	2,237
Other assets	2,815	2,507
Total assets	$248,162	$248,110

Liabilities
Deposits - noninterest-bearing	$21,316	$22,180
Deposits - interest-bearing	169,812	159,932
Total deposits	191,128	182,112

Securities sold under agreement to repurchase	5,671	7,139
Federal funds purchased	2,087	4,399
Advances from Federal Home Loan Bank	25,000	30,750
Other liabilities	2,281	1,993
Total liabilities	226,167	226,393

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 1,654,656 at March 31, 2006 and 1,649,940 at December 31, 2005	17,509	17,422
Retained earnings	4,848	4,594
Accumulated other comprehensive income (loss), net	(362)	(299)
Total shareholders' equity	21,995	21,717
Total liabilities and shareholders' equity	$248,162	$248,110

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Interest income
Loans, including fees	$3,167	$2,658
Securities:
Taxable	299	254
Tax exempt	190	172
Other	2	1
Total interest income	3,658	3,085

Interest expense
Deposits	1,327	857
Advances from Federal Home Loan Bank	289	207
Other	60	43
Total interest expense	1,676	1,107

Net interest income	1,982	1,978
Provision for loan losses	10	100

Net interest income after
provision for loan losses	1,972	1,878

Noninterest income
Customer service charges	298	233
Insurance and investment commissions	204	272
Loan servicing fees, net	21	22
Gains on sales of loans	48	61
Losses on sales of securities	(1)	(1)
Other	94	42
Total noninterest income	664	629

Noninterest expense
Salaries and benefits	1,012	974
Occupancy and equipment	278	285
Data processing	156	141
Professional fees	128	118
Supplies and postage	52	55
Advertising and promotional	33	27
Other	262	211
Total noninterest expense	1,921	1,811

Income before income tax	715	696
Income tax expense	180	181

Net income	$535	$515

Comprehensive income	$472	$163

Basic and diluted earnings per share	$0.32	$0.31

Dividends declared per share	$0.17	$0.16

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)
	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2005	1,649,484	$15,913	$(9)	$5,053	$112	$21,069

Comprehensive income
Net income				515		515
Net change in unrealized gain (loss)					(352)	(352)
Total comprehensive income						163

Shares issued	3,454	71				71
Shares repurchased	(6,704)	(145)				(145)
Change in ESOP repurchase obligation		4				4
Cash dividends declared ($0.16 per share)				(266)		(266)

Balance, March 31, 2005	1,646,234	$15,843	$(9)	$5,302	$(240)	$20,896

Balance, January 1, 2006	1,649,940	$17,422	$-	$4,594	$(299)	$21,717

Comprehensive income
Net income				535		535
Net change in unrealized gain (loss)					(63)	(63)
Total comprehensive income						472

Shares issued	4,716	80				80
Shares repurchased	-					-
Change in ESOP repurchase obligation		1				1
Effect of stock options granted		6				6
Cash dividends declared ($0.17 per share)				(281)		(281)

Balance, March 31, 2006	1,654,656	$17,509	$-	$4,848	$(362)	$21,995

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$535	$515
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	10	100
Depreciation	127	148
Amortization	117	146
Expense related to employee stock options granted	6	-
Stock dividends on Federal Home Loan Bank stock	-	(27)
Losses on sales of securities	1	1
Gains on sales of loans	(48)	(61)
Loans originated for sale	(3,015)	(2,952)
Proceeds from loan sales	2,240	3,268
Earning on bank-owned life insurance	(20)	(14)
Net changes in:
Other assets	(186)	(119)
Other liabilities	321	(318)
Net cash from operating activities	88	687

Cash flows from investing activities:
Securities available for sale:
Sales	1,154	1,376
Maturities, prepayments and calls	472	1,596
Purchases	(4,860)	(499)
Loan originations and payments, net	2,240	(4,614)
Additions to premises and equipment, net of disposals	(92)	(171)
Purchase of bank-owned life insurance	-	(2,000)
Net cash used in investing activities	(1,086)	(4,312)

Cash flows from financing activities:
Net change in deposits	9,016	2,092
Net change in securities sold under agreements to repurchase	(1,468)	(1,567)
Net change in federal funds purchased	(2,312)	3,264
Proceeds from Federal Home Loan Bank advances	11,000	7,000
Payments on Federal Home Loan Bank advances	(16,750)	(7,000)
Issuance of common stock	80	71
Repurchase of common stock	-	(145)
Cash dividends	(281)	(266)
Net cash from/(used in) financing activities	(715)	3,449

Net change in cash and cash equivalents	(1,713)	(176)
Beginning cash and cash equivalents	4,990	3,619

Ending cash and cash equivalents	$3,277	$3,443

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,122	$1,090
Cash paid for income taxes	$100	$-
Loans transferred to other real estate	$65	$95

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, and the Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2006 and March 31, 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

Stock Transactions
A total of 1,201 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $23,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2006. A total of 2,620 shares of common stock were issued to shareholders for a cash price of $44,000 under the Dividend Reinvestment Plan in the quarter ended March 31, 2006. A total of 895 shares were issued to employees for a cash price of $13,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2006. The Registrant did not repurchase any shares from shareholders in the first quarter of 2006.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$1,963	$1,739
Provision charged to expense	10	100
Recoveries credited to the allowance	51	32
Loans charged off	(93)	(88)
Balance, end of period	$1,931	$1,783

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information regarding impaired loans follows:
(Dollars in thousands)	March 31, 2006	December 31, 2005
Loans with no allowance allocated	$113	$306
Loans with allowance allocated	1,222	1,157
Amount of allowance for loan losses allocated	465	465

(Dollars in thousands)	Three Months Ended March 31,
	2006	2005
Average balance during the period	$1,399	$879
Interest income recognized thereon	29	14
Cash basis interest income recognized	38	13

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2006	2005
Basic Earnings Per Share:

Net income available to common shareholders	$535	$515

Weighted average common shares
outstanding for basic earnings per share	1,650,959	1,646,860

Basic earnings per share	$0.32	$0.31

Diluted Earnings Per Share:

Net income available to common shareholders	$535	$515

Weighted average common shares
outstanding for basic earnings per share	1,650,959	1,646,860
Plus: dilutive effect of assumed
exercise of stock options	3,159	4,862

Weighted average common and potentially
dilutive common shares outstanding	1,654,118	1,651,722

Diluted earnings per share	$0.32	$0.31

There were 14,365 stock options as of March 31, 2006 and 7,875 stock options as of March 31, 2005 considered to be anti-dilutive to earnings per share and thus have been excluded from the calculation above. All shares have been adjusted for the 5% stock dividend paid in May 2005.

NOTE 4 - SUBSEQUENT EVENT

On April 27, 2006, ChoiceOne Financial Services, Inc. and Valley Ridge Financial Corp. announced that they have signed a definitive agreement to join forces in a merger of equals transaction. Valley Ridge is a bank holding company headquartered in nearby Kent City, Michigan, with total assets of $216 million, total deposits of $165 million and total loans of $151 million at December 31, 2005. Valley Ridge's bank subsidiary, Valley Ridge Bank, was formed in 1907 and provides banking and financial services through 9 offices located in Kent, Muskegon, Newaygo and Ottawa Counties in Michigan. Upon completion of this transaction, the combined organization will have 14 banking offices, with total assets projected to be approximately $480 million and total deposits projected to be approximately $380 million. The merger is subject to approval by Valley Ridge's shareholders, approval by banking regulators, and other customary conditions. The merger is expected to be completed during the fourth quarter of 2006.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. In addition, events relating to the ongoing war on terrorism, other potential terrorist acts, and military actions including the war in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income increased $20,000 or 4% in the first quarter of 2006 compared to the same period in 2005. The increase in net income was due to a lower provision for loan losses and higher noninterest income, offset by higher noninterest expense.

Net interest income was fairly flat for the three months ended March 31, 2006 compared to the same period in 2005 due to a decreased net interest spread offset by growth in the Bank's earning assets. Earning assets have increased 6% while net interest spread dropped 33 basis points for the first quarter of 2006 versus the first quarter of 2005. The lower provision to the allowance for loan losses was based on improvement within the Bank's nonperforming loans as well as a decrease in total loans since December 31, 2005. Noninterest income was up in the first quarter of 2006 due primarily to increased customer service charges for the Bank and higher profit sharing income for the Insurance Agency. Noninterest expense rose due to higher payroll costs, director fees, training costs, and foreclosed asset costs in the first quarter of 2006 compared to the same period a year ago.

The return on average assets was 0.87% for the first three months of 2006, compared to 0.89% for the same period a year ago. The return on average shareholders' equity was 9.77% for the first quarter of 2006, compared to 9.79% for the first quarter of 2005.

Dividends
Cash dividends of $281,000 or $0.17 per common share were declared in the first quarter of 2006, compared to $266,000 or $0.16 per common share in the first quarter of 2005. The cash dividend payout percentage was 53% for the first three months of 2006, compared to 52% for the same period in 2005.

The Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock on April 20, 2005. The dividend was paid on May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares of common stock for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2006 and 2005, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 184,204	$ 3,174	6.89%	$ 173,906	$ 2,660	6.12%
Taxable securities (2) (3)	29,061	299	4.12	27,560	254	3.69
Nontaxable securities (1) (2)	19,474	288	5.91	18,087	261	5.76
Other	132	2	6.06	158	1	2.53
Interest-earning assets	232,871	3,763	6.46	219,711	3,176	5.78
Noninterest-earning assets	13,040			12,073
Total assets	$ 245,911			$ 231,784

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 53,020	331	2.50%	$ 59,491	266	1.79%
Savings deposits	8,495	11	0.50	9,658	12	0.50
Certificates of deposit	102,312	985	3.85	79,589	579	2.91
Advances from Federal Home Loan Bank	29,155	289	3.97	33,811	207	2.45
Other	8,378	60	2.86	8,429	43	2.04
Interest-bearing liabilities	201,360	1,676	3.33	190,978	1,107	2.32
Noninterest-bearing demand deposits	21,128			18,518
Other noninterest-bearing liabilities	1,528			1,256
Shareholders' equity	21,895			21,032
Total liabilities and shareholders' equity	$ 245,911			$ 231,784

Net interest income (tax-equivalent basis) - interest spread		2,087	3.13%		2,069	3.46%
Tax-equivalent adjustment (1)		(105)			(91)
Net interest income		$ 1,982			$ 1,978
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.58%			3.77%

_________________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Three Months Ended March 31, 2006 Over 2005
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$514	$164	$350
Taxable securities	45	14	31
Nontaxable securities (2)	27	20	7
Other	1	(1)	2
Net change in tax-equivalent income	587	197	390

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	65	(168)	233
Savings deposits	(1)	(1)	-
Certificates of deposit	406	190	216
Advances from Federal Home Loan Bank	82	(172)	254
Other	17	(2)	19
Net change in interest expense	569	(153)	722
Net change in tax-equivalent net interest income	$18	$350	$(332)

___________________

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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income increased $18,000 in the first three months of 2006 compared to the same period in 2005. This is because ChoiceOne's interest earning assets have grown approximately 6%. Management anticipates it may be able to continue to grow average earning assets at a similar pace throughout 2006. However, a change in the mix of interest-bearing deposits could negatively impact net interest income in future reporting periods as compared to 2005.

The average balance of loans increased $10.3 million in the three months ended March 31, 2006 compared to the first three months of 2005. Increased loan demand since March 31, 2005 and a 200 basis point increase in the prime rate since March 31, 2005 have grown interest income on loans (on a tax equivalent basis) $514,000 for the quarter ended March 31, 2006, compared to the same period in 2005. The average balance of total securities increased $2.9 million for the quarter ended March 31, 2006. Security purchases since March 31, 2005 at higher yields have increased interest income $72,000 for the first quarter of 2006 compared to the first quarter of 2005.

Higher rates paid on money market accounts and municipal accounts drove a 71 basis point rise in the rate paid on total interest-bearing demand deposit accounts in the first quarter of 2006 versus the same period in 2005. The average balance of interest-bearing demand deposits dropped nearly $6.5 million during the first three months of 2006 compared to the first three months of 2005 as customers shifted from low yielding checking and money market accounts into higher yielding certificates of deposit. Higher rates paid on interest-bearing demand deposit accounts was partially offset by lower average balances, which caused interest expense to rise by $65,000 for the quarter ended March 31, 2006. The average balance of noninterest-bearing deposits grew by $2.6 million in the first three months of 2006 reflecting management's successful growth of its free personal checking accounts. Of this $2.6 million growth in noninterest-bearing deposits, approximately 32% were personal accounts and 68% were business accounts. Significantly higher rates were paid on new or renewed certificates of deposits in first quarter of 2006 compared to the same period in 2005. The higher rates paid on local certificates of deposit were driven by the Bank's local competition. The higher rates paid on brokered certificates of deposit were caused by the Federal Reserve Bank raising short-term interest rates 200 basis points since March 31, 2005. The average balance of certificates of deposits surged $22.7 million in the first quarter of 2006 compared to the same period in 2005. Approximately $16.6 million of the increase was local certificates and $6.1 million of the increase was brokered certificates. Higher rates and significantly higher average balances caused interest expense on certificates of deposits to increase by $406,000 in the first three months of 2006 compared to the first three months of 2005. The average balance of advances from the Federal Home Loan Bank fell $4.7 million; however, new advances obtained at much higher rates caused interest expense to increase by $82,000 in the first quarter of 2006 versus the first quarter of 2005. Interest expense on other funding sources increased by $17,000 reflecting the higher rates paid on securities sold under agreements to repurchase and on federal funds purchased during 2006.

Net interest income spread was 3.13% (shown in Table 1) for the first three months of 2006, compared to 3.46% for the first three months of 2005 and 3.22% for the three months ended December 31, 2005. The average yield received on interest-earning assets was up 68 basis points to 6.46%, and the average rate paid on interest-bearing liabilities was up 101 basis points to 3.33% for the quarter ended March 31, 2006 when compared to the same period in the prior year. For the first three months of 2006, funding costs on interest-bearing liabilities have increased significantly faster than the yields earned on loans and securities. The upward repricing of certificates of deposit and advances from the Federal Home Loan Bank (FHLB) has occurred faster on these instruments as the terms were shorter than those for securities and fixed rate loans. While the recent increases to the prime rate have benefited yields on variable rate commercial and consumer loans, it has negatively impacted rates paid on certificates of deposit and advances from the FHLB. Management is focused on growing its noninterest-bearing and interest-bearing demand deposit accounts to slow the increase in its overall cost of funds in 2006. Continued growth in core deposits at the Bank's offices will also enable management to reduce the dependency on brokered certificates of deposit and borrowings from the FHLB.

Provision and Allowance for Loan Losses
The allowance for loan losses decreased $32,000 from December 31, 2005 to March 31, 2006. The provision for loan losses was $90,000 lower in the first three months of 2006 compared to 2005 due to a reduction in the total loan portfolio and a reduced level of nonperforming loans. The allowance was 1.05% of total loans at March 31, 2006 compared to 1.06% at December 31, 2005. Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2006		2005
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$47	$12	$13	$14
Real estate, residential	6	-	37	-
Consumer	40	39	38	18
	$93	$51	$88	$32

Total charge-offs in the first three months of 2006 were fairly consistent with those for the first three months of 2005. Consumer loan recoveries increased in 2006 versus 2005 reflecting improved collection efforts by the Bank. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2006, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $35,000 or 6% in the first quarter of 2006 compared to the same period in 2005. Customer service charges were up $65,000 as solid growth in the number of demand deposit accounts has increased returned check fees and debit card income as compared to 2005. Insurance and investment commissions were $68,000 lower due to reduced sales of annuity products and a softening of premiums in the insurance market. Gains on sales of loans were down $13,000 due to the Mortgage Company selling a higher percentage of residential real estate loans to investors with loan servicing rights released as compared to sales during the first quarter of 2005. Other noninterest income includes $42,000 of additional profit-sharing income for the Insurance Agency in the first quarter of 2006 as compared to same period in 2005. Profit-sharing income is contingency-based income from insurance carriers that underwrite the Insurance Agency's customers and is based on the loss ratio of the Insurance Agency's book of customers and the profitability of the individual insurance carriers. Management believes that additional profit-sharing income for the remainder of 2006 will depend on the loss ratio for fiscal 2006 and the financial performance of its individual insurance carriers.

Noninterest Expense
Total noninterest expense increased $110,000 or 6% in the first quarter of 2006 compared to the first quarter of 2005. Salaries and benefits were $38,000 higher in the first quarter of 2006 due to normal pay raises and the addition of three employees in the Insurance Agency. The Registrant's total full-time equivalent employees (FTE) actually dropped by one FTE from March 31, 2005 to March 31, 2006. Data processing charges were $15,000 higher in the first quarter of 2006 due to growing network and software support costs as compared to first quarter of 2005. Professional fees were higher during the first quarter of 2006 due to increased legal and consulting fees. Legal fees included services performed for the annual proxy statement, annual report (Form 10-K) and other filings to the Securities and Exchange Commission. Consulting fees included various marketing services and charges for a vendor conversion, which are considered non-recurring fees. Other noninterest expenses such as director fees, foreclosed asset costs, employee training costs, and recruiting expenses were higher in the first quarter of 2006 versus the same period in 2005.

FINANCIAL CONDITION

Securities
The securities portfolio increased $3.1 million from December 31, 2005 to March 31, 2006. The majority of the increase relates to the purchase of federal agency, municipal, and corporate bonds that were bought during the first three months of 2006 to maintain total assets of the Bank and replace the $1.2 million of municipals and corporate bonds that were sold. Various securities were sold in the first three months of 2006 at a slight loss and reinvested into higher yielding securities.

The Bank's Investment Committee continues to monitor the portfolio and purchases securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Securities also serve as a source of liquidity for funding loan demand.

Loans
The loan portfolio (excluding loans held for sale) declined $2.3 million during the first quarter of 2006. Commercial/industrial and commercial real estate loans dropped approximately $0.9 million since year-end 2005. Payoffs and regular payments during the quarter outweighed demand from local businesses. Residential real estate loans decreased $0.9 million as more conforming loans were sold to investors versus being held in the portfolio. Consumer loans fell $0.4 million primarily due to payoffs of indirect loans. Management discontinued the origination of indirect automobile and other recreational vehicle loans in the first quarter of 2005. Indirect consumer loans totaled approximately $3.8 million at March 31, 2006 versus $5.6 million at March 31, 2005.

Due to the nature of the economy within the state of Michigan, the recent increases in short-term interest rates, and the aggressive pricing launched by certain local competitors, ChoiceOne believes loan demand may be slowing and growth may be a challenge for the remainder of 2006.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	March 31,	December 31,
	2006	2005
Loans accounted for on a nonaccrual basis	$ 481	$ 934
Accruing loans contractually past due 90 days or more as to principal or interest payments	36	32
Loans considered troubled debt restructurings	-	-
Total	$ 517	$ 966

The allowance for loan losses as a percentage of nonperforming loans was 374% at March 31, 2006, compared to 203% at December 31, 2005. The $453,000 or 49% decrease in nonaccrual loans from December 31, 2005 to March 31, 2006 relates to principal payments/payoffs of $250,000 on six different loans from one commercial borrower and $228,000 from one agricultural borrower that was returned to accrual status. Nonaccrual loans as of March 31, 2006 are comprised of $331,000 in commercial loans, $135,000 in real estate residential loans, and $15,000 in consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $7.6 million as of March 31, 2006, compared to $8.5 million as of December 31, 2005.

Deposits and Other Funding Sources
Total deposits have increased approximately $9.0 million since December 31, 2005. Demand and savings deposits declined $3.5 million due to Bank customers migrating to higher yielding certificates of deposit. Local certificates of deposit increased $7.2 million since year-end 2005. Brokered certificates of deposit rose $5.3 million to replace most of the net $5.8 million decrease in advances from the Federal Home Loan Bank (FHLB). ChoiceOne obtained $7 million in new advances from the FHLB during the first quarter of 2006 at considerably higher interest rates than the matured advances they were replacing. However, the rates paid on brokered certificates were more advantageous compared to fixed rate advances from the FHLB. The amount of federal funds purchased decreased $2.3 million since year-end 2005, and securities sold under agreements to repurchase dropped $1.5 million since December 31, 2005.

Shareholders' Equity
Total shareholders' equity increased $278,000 from the year ended December 31, 2005. The increase is attributable to the current year's net income, offset by dividends declared to shareholders. Total shareholders' equity as a percentage of assets was 8.86% as of March 31, 2006, compared to 8.75% as of December 31, 2005. The increase in this ratio resulted from growth in shareholders' equity. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at March 31, 2006.

Management believes that the current level of capital is adequate to take advantage of potential opportunities that may arise for the Registrant or the Bank.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $88,000 for the three months ended March 31, 2006 compared to $687,000 provided in the period a year ago. A significant net change in other liabilities accounted for the majority of the variance. Net cash used in investing activities was $1.1 million for the first quarter of 2006 compared to $4.3 million used in the period ended March 31, 2005. The $2 million purchase of bank-owned life insurance in the first quarter of 2005 is primarily why net cash used decreased $3.2 million. ChoiceOne had $715,000 in net cash used in financing activities for the period ended March 31, 2006 compared to $3.4 million in net cash provided from financing activities a year ago. The net change in federal funds purchased drove a significant portion of the variance.

The cash provided from additional deposits in the first quarter of 2006 offset higher payments on advances from the FHLB as compared to the first quarter of 2005.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31, 2006 decreased net income 8% if rates rose 300 basis points and decreased net income 9% if rates fell 300 basis points. The economic value of shareholders' equity declined 12% when rates were shocked 300 basis points upward and dropped 3% if rates were shocked 300 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

Merger with Valley Ridge Financial Corp.
On April 27, 2006, ChoiceOne Financial Services, Inc. and Valley Ridge Financial Corp. announced that they have signed a definitive agreement to join forces in a merger of equals transaction. Valley Ridge is a bank holding company headquartered in nearby Kent City, Michigan, with total assets of $216 million, total deposits of $165 million and total loans of $151 million at December 31, 2005. Valley Ridge's bank subsidiary, Valley Ridge Bank, was formed in 1907 and provides banking and financial services through 9 offices located in Kent, Muskegon, Newaygo and Ottawa Counties in Michigan. Upon completion of this transaction, the combined organization will have 14 banking offices, with total assets projected to be approximately $480 million and total deposits projected to be approximately $380 million. The merger is subject to approval by Valley Ridge's shareholders, approval by banking regulators, and other customary conditions. The merger is expected to be completed during the fourth quarter of 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 11 through 13 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2005. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2006, the Registrant issued 1,201 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $23,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	-	-	-	38,889
February 1, 2006 to February 28, 2006	-	-	-	38,889
March 1, 2006 to March 31, 2006	-	-	-	38,889
Total	-	-	-	38,889

(1)  The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2005. Here incorporated by reference.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: May 12, 2006	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2006	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2005. Here incorporated by reference.

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