Form 10-Q
period 2006-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2006-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes                   No     X

As of July 31, 2006, the Registrant had outstanding 1,660,974 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$3,930	$4,990
Securities available for sale	49,663	44,212
Federal Home Loan Bank stock	2,623	2,623
Federal Reserve Bank stock	376	376
Loans held for sale	610	264

Loans	182,716	185,568
Allowance for loan losses	(1,861)	(1,963)
Loans, net	180,855	183,605

Premises and equipment, net	5,546	5,596
Other real estate owned, net	1,209	1,255
Loan servicing rights, net	424	445
Cash value of life insurance policies	2,278	2,237
Other assets	3,114	2,507
Total assets	$250,628	$248,110

Liabilities
Deposits - noninterest-bearing	$21,142	$22,180
Deposits - interest-bearing	166,750	159,932
Total deposits	187,892	182,112

Securities sold under agreement to repurchase	6,317	7,139
Federal funds purchased	4,267	4,399
Advances from Federal Home Loan Bank	28,000	30,750
Other liabilities	2,068	1,993
Total liabilities	228,544	226,393

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 1,659,761 at June 30, 2006 and 1,649,940 at December 31, 2005	17,603	17,422
Retained earnings	5,112	4,594
Accumulated other comprehensive income (loss), net	(631)	(299)
Total shareholders' equity	22,084	21,717
Total liabilities and shareholders' equity	$250,628	$248,110

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$3,195	$2,841	$6,362	$5,499
Securities:
Taxable	345	245	644	499
Tax exempt	202	171	392	343
Other	2	1	4	2
Total interest income	3,744	3,258	7,402	6,343

Interest expense
Deposits	1,534	965	2,861	1,822
Advances from Federal Home Loan Bank	269	241	558	448
Other	62	51	122	94
Total interest expense	1,865	1,257	3,541	2,364

Net interest income	1,879	2,001	3,861	3,979
Provision for loan losses	25	150	35	250

Net interest income after provision for loan losses	1,854	1,851	3,826	3,729

Noninterest income
Customer service charges	311	268	609	501
Insurance and investment commissions	234	221	438	493
Gains on sales of loans	56	47	104	108
Gains (losses) on sales of securities	56	-	55	(1)
Loan servicing fees, net	21	18	42	40
Profit-sharing income	36	20	99	39
Other	19	48	50	71
Total noninterest income	733	622	1,397	1,251

Noninterest expense
Compensation and benefits	996	980	2,008	1,954
Occupancy and equipment	277	274	555	559
Data processing	166	140	322	281
Professional fees	80	125	208	243
Supplies and postage	61	59	113	114
Advertising and promotional	34	47	67	74
Other	244	113	506	324
Total noninterest expense	1,858	1,738	3,779	3,549

Income before income tax	729	735	1,444	1,431
Income tax expense	184	189	364	370

Net income	$545	$546	$1,080	$1,061

Comprehensive income	$276	$808	$748	$971

Basic earnings per share	$0.33	$0.33	$0.65	$0.64
Diluted earnings per share	$0.33	$0.33	$0.65	$0.64
Dividends declared per share	$0.17	$0.17	$0.34	$0.33

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2005	1,570,937	$15,913	$(9)	$5,053	$112	$21,069

Comprehensive income
Net income				1,061		1,061
Net change in unrealized gain (loss)					(90)	(90)
Total comprehensive income						971

Shares issued	7,165	143				143
Shares repurchased	(8,647)	(186)				(186)
Shares committed to be released under Employee Stock Ownership Plan		(9)	9			-
Change in ESOP repurchase obligation		13				13
Cash dividends declared ($0.33 per share)				(545)		(545)
Stock dividend	78,439	1,516		(1,520)		(4)

Balance, June 30, 2005	1,647,894	$17,390	$-	$4,049	$22	$21,461

Balance, January 1, 2006	1,649,940	$17,422	$-	$4,594	$(299)	$21,717

Comprehensive income
Net income				1,080		1,080
Net change in unrealized gain (loss)					(332)	(332)
Total comprehensive income						748

Shares issued	9,821	168				168
Change in ESOP repurchase obligation		1				1
Effect of stock options granted		12				12
Cash dividends declared ($0.34 per share)				(562)		(562)

Balance, June 30, 2006	1,659,761	$17,603	$-	$5,112	$(631)	$22,084

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,080	$1,061
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	35	250
Depreciation	256	283
Amortization	225	292
Expense related to employee stock options granted	12	-
Stock dividends on Federal Home Loan Bank stock	-	(55)
(Gains) losses on sales of securities	(55)	1
Gains on sales of loans	(104)	(108)
Loans originated for sale	(7,284)	(5,239)
Proceeds from loan sales	7,013	5,097
Earning on bank-owned life insurance	(41)	(35)
Net changes in:
Other assets	(396)	(56)
Other liabilities	247	(333)
Net cash from operating activities	988	1,158

Cash flows from investing activities:
Securities available for sale:
Sales	1,230	1,376
Maturities, prepayments and calls	2,143	2,283
Purchases	(9,416)	(798)
Loan originations and payments, net	2,519	(6,605)
Additions to premises and equipment, net of disposals	(206)	(797)
Purchase of bank-owned life insurance	-	(2,000)
Net cash used in investing activities	(3,730)	(6,541)

Cash flows from financing activities:
Net change in deposits	5,780	2,589
Net change in securities sold under agreements to repurchase	(822)	(362)
Net change in federal funds purchased	(132)	564
Proceeds from Federal Home Loan Bank advances	30,000	23,000
Payments on Federal Home Loan Bank advances	(32,750)	(20,000)
Issuance of common stock	168	143
Repurchase of common stock	-	(186)
Cash dividends	(562)	(549)
Net cash from financing activities	1,682	5,199

Net change in cash and cash equivalents	(1,060)	(184)
Beginning cash and cash equivalents	4,990	3,619

Ending cash and cash equivalents	$3,930	$3,435

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,249	$2,268
Cash paid for income taxes	$535	$240
Loans transferred to other real estate	$196	$467

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank's wholly-owned subsidiaries ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2006 and June 30, 2005, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2006 and June 30, 2005, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 and June 30, 2005. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current and anticipated economic conditions on the portfolio and historical loss experience of seasoned loan portfolios. See Note 2 to the interim consolidated financial statements for additional information.

Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and anticipated economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne's assets reported on the balance sheet as well as its net income.

Stock Transactions
A total of 2,935 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $54,000 under the terms of the Directors' Stock Purchase Plan in the first half of 2006. A total of 5,000 shares of common stock were issued to shareholders for a cash price of $86,000 under the Dividend Reinvestment Plan in the six months ended June 30, 2006. A total of 1,886 shares were issued to employees for a cash price of $28,000 under the Employee Stock Purchase Plan for the six months ended June 30, 2006. The Registrant did not repurchase any shares from shareholders in the first half of 2006.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,931	$1,783	$1,963	$1,739
Provision charged to expense	25	150	35	250
Recoveries credited to the allowance	40	25	91	58
Loans charged off	(135)	(145)	(228)	(234)

Balance at end of period	$1,861	$1,813	$1,861	$1,813

Information regarding impaired loans follows:
(Dollars in thousands)	June 30, 2006	December 31, 2005
Loans with no allowance allocated	$434	$306
Loans with allowance allocated	925	1,157
Amount of allowance for loan losses allocated	316	465

(Dollars in thousands)	Three Months Ended June 30,
	2006	2005
Average balance during the period	$1,347	$906
Interest income recognized thereon	29	8
Cash basis interest income recognized	37	9

(Dollars in thousands)	Six Months Ended June 30,
	2006	2005
Average balance during the period	$1,386	$826
Interest income recognized thereon	58	22
Cash basis interest income recognized	75	22

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net income available to common
shareholders	$545	$546	$1,080	$1,061

Weighted average common shares outstanding	1,656,773	1,646,133	1,653,882	1,646,778

Basic earnings per share	$0.33	$0.33	$0.65	$0.64

Diluted Earnings Per Share
Net income available to common
shareholders	$545	$546	$1,080	$1,061

Weighted average common shares outstanding	1,656,773	1,646,133	1,653,882	1,646,778
Plus dilutive stock options	3,243	4,108	3,201	4,781

Weighted average common shares outstanding
and potentially dilutive shares	1,660,016	1,650,241	1,657,083	1,651,559

Diluted earnings per share	$0.33	$0.33	$0.65	$0.64

There were 14,365 stock options as of June 30, 2006 that are considered to be anti-dilutive to earnings per share and thus have been excluded from the calculation above. All shares have been adjusted for the 5% stock dividend paid in May 2005.

NOTE 4 - MERGER WITH VALLEY RIDGE FINANCIAL CORP.

On April 27, 2006, ChoiceOne Financial Services, Inc. and Valley Ridge Financial Corp. ("Valley Ridge") announced that they signed a definitive agreement to join forces in a merger of equals transaction. Valley Ridge is a bank holding company headquartered in nearby Kent City, Michigan, with total assets of $216 million, total deposits of $165 million and total loans of $151 million at December 31, 2005. Valley Ridge's bank subsidiary, Valley Ridge Bank, was formed in 1907 and provides banking and financial services through 9 offices located in Kent, Muskegon, Newaygo and Ottawa Counties in Michigan. Upon completion of this transaction, the combined organization will have 14 banking offices, with total assets projected to be approximately $480 million and total deposits projected to be approximately $380 million. The merger is subject to approval by Valley Ridge's shareholders, approval by banking regulators, and other customary conditions. The merger is expected to be completed during the fourth quarter of 2006.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. ("ChoiceOne" or the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and its wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economies. In addition, events relating to the ongoing war on terrorism, other potential terrorist acts, and military actions including the war in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income decreased $1,000 or less than 1% in the second quarter of 2006 compared to the second quarter of 2005. The slight decrease in net income for the quarter was due to lower net interest income and higher noninterest expense offset by a lower provision for loan losses and higher noninterest income. However, net income for the six-month period ended June 30, 2006, increased $19,000 or 2%, compared to the same period in 2005. The slight increase in net income for the first half of 2006 was due to a lower provision for loan losses and higher noninterest income offset by lower net interest income and higher noninterest expense.

Net interest income was down $122,000 for the second quarter and down $118,000 for the six months ended June 30, 2006 compared to the same periods in 2005. Earning assets increased 5% for the comparative three- and six-month periods. Net interest spread dropped 54 basis points for the second quarter of 2006 versus the second quarter of 2005, and was down 41 basis points for the first half of 2006 versus the first half of 2005. The lower provision to the allowance for loan losses for the quarter and first six months was based on lower net charge-offs in the first half of 2006, compared to the same period in 2005 and a decrease in total loans since December 31, 2005. Noninterest income was up in 2006 due to increased customer service charges, higher profit sharing income, and gains from the sale of securities, compared to similar periods in 2005. Noninterest expense rose during the quarter and first six months of 2006 due to increased compensation expense, higher data processing charges, and higher single business taxes to the State of Michigan versus the second quarter and first six months of 2005.

The return on average assets was 0.88% for the first six months of 2006, compared to 0.91% for the same period a year ago. The return on average shareholders' equity was 9.83% for the first six months of 2006, compared to 10.03% for the first six months of 2005.

Dividends
Cash dividends of $281,000, or $0.17 per share were declared in the second quarter of 2006, compared to $278,000 or $0.17 per share in the second quarter of 2005. The cash dividends declared in the first six months of 2006 were

$562,000 or $0.34 per share, compared to $545,000 or $0.33 per share declared in 2005. The cash dividend payout percentage was 52% for the first six months of 2005, compared to 51% in the same period a year ago.

On April 20, 2005, the Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock. The dividend was paid May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares of common stock for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2006 and 2005, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 183,166	$ 6,376	6.96%	$ 176,508	$ 5,504	6.24%
Taxable securities (2) (3)	30,564	644	4.21	27,338	499	3.65
Nontaxable securities (1) (2)	19,780	594	6.01	18,072	520	5.75
Other	119	4	6.72	183	2	2.19
Interest-earning assets	233,629	7,618	6.52	222,101	6,525	5.87
Noninterest-earning assets	12,837			12,232
Total assets	$ 246,466			$ 234,333

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 51,023	$ 661	2.59%	$ 57,640	$ 549	1.90%
Savings deposits	8,388	21	0.50	9,425	23	0.49
Certificates of deposit	107,049	2,179	4.07	82,852	1,250	3.02
Advances from Federal Home Loan Bank	26,845	558	4.16	34,241	448	2.62
Other	8,246	122	2.96	8,480	94	2.22
Interest-bearing liabilities	201,551	3,541	3.51	192,638	2,364	2.45
Noninterest-bearing demand deposits	21,481			19,263
Other noninterest-bearing liabilities	1,468			1,284
Shareholders' equity	21,966			21,148
Total liabilities and shareholders' equity	$ 246,466			$ 234,333

Net interest income (tax-equivalent basis) - interest spread		4,077	3.01%		4,161	3.42%
Tax-equivalent adjustment (1)		(216)			(182)
Net interest income		$ 3,861			$ 3,979
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.49%			3.75%

_______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Six Months Ended June 30, 2006 Over 2005
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$872	$213	$659
Taxable securities	145	63	82
Nontaxable securities (2)	74	51	23
Other	2	(2)	4
Net change in tax-equivalent income	1,093	325	768

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	112	(164)	276
Savings deposits	(2)	(4)	2
Certificates of deposit	929	423	506
Advances from Federal Home Loan Bank	110	(254)	364
Other	28	(7)	35
Net change in interest expense	1,177	(6)	1,183
Net change in tax-equivalent net interest income	$(84)	$331	$(415)

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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income decreased $84,000 in the first six months of 2006 compared to the same period in 2005. While ChoiceOne's earning assets have grown 5%, deposits and borrowings have repriced to a greater extent than its loans and securities. ChoiceOne also experienced migration from lower cost interest-bearing demand deposits to higher cost certificates of deposit. This change in the mix of interest-bearing deposits has negatively impacted net interest income in the second quarter and first six months of 2006 compared to 2005.

The average balance of loans increased $6.7 million in the six months ended June 30, 2006 compared to the first six months of 2005. Increased loan demand since June 30, 2005 and a 200 basis point increase in the prime rate since June 30, 2005 increased interest income from loans (on a tax equivalent basis) by $872,000 for the first six months of 2006, compared to the same period in 2005. The average balance of total securities increased $4.9 million for the first six months of 2006 versus the first six months of 2005. New securities purchased since June 30, 2005 at higher yields has increased interest income from securities by $219,000 for the first half of 2006 compared to the first half of 2005.

Higher rates paid on money market accounts and municipal accounts drove a 69 basis point rise in the rate paid on total interest-bearing demand deposit accounts in the first six months of 2006 versus the same period in 2005. The average balance of interest-bearing demand deposits dropped $6.6 million during the first six months of 2006 compared to the first six months of 2005 as customers shifted from low cost checking and money market accounts into higher cost certificates of deposit. Higher rates paid on interest-bearing demand deposit accounts was partially offset by lower average balances, which caused interest expense to rise by $112,000 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The average balance of noninterest-bearing deposits grew by $2.2 million in the first six months of 2006 reflecting management's successful growth of its free checking accounts. Of this $2.2 million growth in noninterest-bearing deposits, approximately 27% were personal accounts and 73% were business accounts. The average rate paid on certificates of deposit was 105 basis points higher in the first six months of 2006 compared to the same period in 2005. The higher rates paid on local certificates of deposit were driven by the Bank's local competitors. The higher rates paid on brokered certificates of deposit were caused by the Federal Reserve Bank raising short-term interest rates 200 basis points since June 30, 2005. The average balance of certificates of deposits surged $24.2 million in the first six months of 2006 compared to the same period in 2005. Approximately $17.1 million of the increase was local certificates and $7.1 million of the increase was brokered certificates. Higher rates and significantly higher average balances caused interest expense on certificates of deposit to increase by $929,000 in the first six months of 2006 compared to the first six months of 2005. The average balance of advances from the Federal Home Loan Bank fell $7.4 million; however, new advances obtained at much higher rates caused interest expense to increase by $110,000 in the first half of 2006 versus the first half of 2005. Interest expense on other funding sources increased by $28,000 reflecting the higher rates paid on securities sold under agreements to repurchase and on federal funds purchased during 2006.

Net interest spread was 3.01% (shown in Table 1) for the first six months of 2006, compared to 3.42% for the first six months of 2005. The average yield received on interest-earning assets was up 65 basis points to 6.52%, and the average rate paid on interest-bearing liabilities was up 106 basis points to 3.51% for the six months ended June 30, 2006 when compared to the same period in the prior year. For the first six months of 2006, funding costs on interest-bearing liabilities have increased significantly faster than the income earned on loans and securities. The upward repricing of certificates of deposit and advances from the Federal Home Loan Bank (FHLB) has occurred faster on these instruments as the terms were shorter than those for securities and fixed rate loans. While the recent increases to the prime rate have benefited yields on variable rate commercial and consumer loans, it has negatively impacted rates paid on certificates of deposit and advances from the FHLB. Continued growth in core deposits at the Bank's offices will enable management to reduce the dependency on brokered certificates of deposit and borrowings from the FHLB.

Tax-equivalent net interest income for the three months ended June 30, 2006 was $139,000 lower than net interest income for the quarter ended June 30, 2005 due to a reduced net interest income spread offset by a higher average balance of earning assets. The net interest spread was 2.85% for the three months ended June 30, 2006 versus 3.39% for the quarter ended June 30, 2005. Earning assets for the second quarter of 2006 were 5% higher than the second quarter of 2005.

Management believes that net interest margin will continue to compress for the remainder of 2006 as customers are shifting from lower rate demand and savings deposits to higher rate certificates of deposit. A lower net interest spread may be offset by growth in ChoiceOne's interest-earning assets in the third and fourth quarters of 2006. Growth of earning assets will be a challenge for the remainder of 2006 given the recent rise in interest rates and sluggish loan demand in ChoiceOne's market area.

Provision and Allowance for Loan Losses
The allowance for loan losses has decreased $102,000 from December 31, 2005 to June 30, 2006. The provision for loan losses was $215,000 lower in the first six months of 2006 compared to 2005, due to a decrease in the total loan portfolio and lower net charge-offs. The allowance was 1.02% of total loans at June 30, 2006 compared to 1.06% at December 31, 2005. Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2006		2005
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$112	$19	$64	$16
Consumer	74	72	70	42
Real estate, commercial	-	-	25	-
Real estate, residential	42	-	75	-
	$228	$91	$234	$58

Net charge-offs for the first half of 2006 are down $39,000 or 22% compared to 2005. Total charge-offs in the first six months of 2006 were fairly consistent with the first six months of 2005. Charge-offs of commercial loans are up $48,000 in 2006 due to losses from one large commercial borrower that filed for bankruptcy protection in 2006. Consumer loan recoveries increased in 2006 versus 2005 reflecting improved collection efforts by the Bank. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2006, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $111,000 or 18% in the second quarter of 2006 compared to the same period in 2005. For the six months ended June 30, 2006, total noninterest income increased $146,000 or 12% compared to the same period in 2005. Customer service charges were up due to higher returned check fees and robust debit card income. Gains on sales of securities resulted primarily from the sale of equity securities. Profit-sharing income was 80% higher for the second quarter and 154% higher for the first six months of 2006 as compared to similar periods in 2005. Profit-sharing income is contingency-based income from insurance carriers that underwrite the Insurance Agency's customers and is based on the loss ratio of the Insurance Agency's book of customers and profitability of the individual insurance carriers. Management believes that additional profit-sharing income for the remainder of 2006 will depend on the loss ratio for fiscal 2006 and the financial performance of its individual insurance carriers. Insurance and investment commissions were lower for the first six months of 2006 due to reduced sales of annuity products and a softening of premiums in the insurance market.

Management believes that the gain on sales of securities is a non-recurring benefit to operations and the level of profit-sharing income may be difficult to maintain in the third and fourth quarters of 2006.

Noninterest Expense
Total noninterest expense increased $120,000 or 7% in the second quarter of 2006 compared to the second quarter of 2005. For the six months ended June 30, 2006, total noninterest expense increased $230,000 or 6% compared the same period in 2005. Compensation expense was higher in the first half of 2006 due to the addition of three employees in the Insurance Agency. Data processing charges were higher in the first six months of 2006 due to growing network and software support costs as compared to the first six months of 2005. Professional fees were lower in the second quarter and first six months of 2006 due to lower legal, audit, and consulting fees charged compared to 2005. Other noninterest expenses were $131,000 higher for the quarter and $182,000 for the first six months of 2006 primarily due to an $86,000 credit adjustment in 2005 for the Bank's single business tax expense. Other items such as director fees, foreclosed asset costs, and employee training costs were higher in the first six months of 2006 versus the same period in 2005.

Management projects that other noninterest expense may increase for the remainder of 2006 due to increased investments in new software applications and possible increased marketing and advertising costs. Professional fees incurred in connection with the proposed merger with Valley Ridge will be capitalized as part of the costs for the transaction.

Income Tax Expense
Income tax expense decreased $5,000, and $6,000, respectively in the second quarter and first six months of 2006 compared to the same periods in 2005. Taxable income was slightly lower in 2006 due to higher tax exempt income from securities, loans, and bank-owned life insurance as compared to 2005.

FINANCIAL CONDITION

Securities
The securities portfolio increased $5.5 million from December 31, 2005 to June 30, 2006. The majority of the increase relates to the purchase of federal agency, municipal, and corporate bonds during the first six months of 2006 to maintain total assets of the Bank and replace the $3.2 million of securities that matured or were called or sold. Equity securities were sold in the second quarter of 2006 for a non-recurring gain of $56,000.

The Bank's Investment Committee continues to monitor the portfolio and purchases securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Securities also serve as a source of liquidity for funding loan demand.

Loans
The loan portfolio (excluding loans held for sale) declined $2.9 million from December 31, 2005 to June 30, 2006. Commercial real estate loans are up $2.6 million since year-end 2005. However, commercial non-real estate loans are down $2.0 million from year-end 2005. Loan demand has been sluggish in 2006 from local businesses. Residential real estate mortgage loan balances have been fairly flat, as growth in home equity loans has replaced the run-off of construction mortgages held in portfolio. Consumer loans fell $0.6 million primarily due to payoffs of indirect loans. Management discontinued the origination of indirect automobile and other recreational vehicle loans in the first quarter of 2005. Indirect consumer loans totaled approximately $3.5 million at June 30, 2006 versus $4.2 million at December 31, 2005.

Due to the nature of the economy within the State of Michigan, the recent increases in short-term interest rates, and the aggressive pricing launched by certain local competitors, ChoiceOne believes loan growth will be a challenge for the remainder of 2006.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	June 30, 2006	December 31, 2005
Loans accounted for on a nonaccrual basis	$ 1,082	$ 934
Accruing loans contractually past due 90 days or more as to principal or interest payments	-	32
Loans considered troubled debt restructurings	-	-
Total	$ 1,082	$ 966

The allowance for loan losses as a percentage of nonperforming loans was 172% at June 30, 2006, compared to 203% at December 31, 2005. The $148,000 or 16% increase in nonaccrual loans from December 31, 2005 to June 30, 2006 relates primarily to a significant increase in residential real estate loans, offset by a decrease in commercial loans. Nonaccrual loans as of June 30, 2006 include $534,000 of commercial loans, $527,000 of residential real estate loans, and $21,000 in consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $9.4 million as of June 30, 2006, compared to $8.5 million as of December 31, 2005.

Deposits and Other Funding Sources
Total deposits have increased approximately $5.8 million since December 31, 2005. Demand and savings deposits dropped $8.2 million due to Bank customers migrating into higher yielding certificates of deposit. Local certificates of deposit increased $10.2 million since year-end 2005. Brokered certificates of deposit rose $3.8 million to replace the $2.8 million decrease in advances from the Federal Home Loan Bank (FHLB). Rates obtained on brokered certificates of deposit were more advantageous than those available from advances from the FHLB. The amount of federal funds purchased at June 30, 2006 was consistent with the amount at year-end 2005; however, securities sold under agreements to repurchase declined $0.8 million since December 31, 2005.

Management anticipates that this trend of customers shifting from checking and savings accounts to certificates of deposit may continue as long as short-term interest rates remain at current levels. Wholesale funding alternatives will continue to be used when local deposits are insufficient to fund ChoiceOne's asset growth.

Shareholders' Equity
Total shareholders' equity increased $367,000 from the year ended December 31, 2005. The increase in equity is attributable to net income for 2006, offset by dividends declared to shareholders and an increase in the accumulated other comprehensive loss. Total shareholders' equity as a percentage of assets was 8.81% as of June 30, 2006, compared to 8.75% as of December 31, 2005. The increase in this ratio resulted from growth in shareholders' equity being faster than growth in total assets. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at June 30, 2006.

ChoiceOne intends to issue common stock in connection with the merger with Valley Ridge Financial Corp. during the fourth quarter of 2006. Management believes that the issuance of this stock will not affect the adequacy of its risk-based capital.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $1.0 million for the six months ended June 30, 2006 compared to $1.2 million provided in the period a year ago. A significant net change in other liabilities offset the lower provision for loan losses and net change in other assets. Net cash used in investing activities was $3.7 million for the first half of 2006 compared to $6.5 million used in the first half of 2005. The $2 million purchase of bank-owned life insurance in 2005 is primarily why net cash used decreased $2.8 million. ChoiceOne had $1.7 million in net cash provided from financing activities for the period ended June 30, 2006 compared to $5.2 million in the period a year ago. In the first half of 2006, ChoiceOne had $2.8 million in net payments towards advances from the FHLB versus $3.0 million in net proceeds from FHLB advances in the first half of 2005. Higher growth in deposits during the first six months of 2006 has offset some of the net payments to the FHLB during the same period. The Registrant has not repurchased any of its common stock during the six-month period ended June 30, 2006.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2006 decreased net income 18% if rates immediately rose 300 basis points and increased net income 2% if rates immediately fell 300 basis points. The economic value of shareholders' equity declined 13% when rates were shocked 300 basis points upward and dropped 1% if rates were shocked 300 basis points downward. The impact of the interest rate shock upward on net income is above the allowable policy limits established by ALCO. Management believes that the likelihood of an immediate increase in rates is highly remote; however, ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's net interest margin and financial condition.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Registrant or the Bank is a party to or to which any of their property is subject, except for proceedings that arose in the ordinary course of business. In the opinion of management, pending or current legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 1A.  Risk Factors.

There has been no material change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2006, the Registrant issued 1,734 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $32,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 to April 30, 2006	-	-	-	38,889
May 1, 2006 to May 31, 2006	-	-	-	38,889
June 1, 2006 to June 30, 2006	-	-	-	38,889
Total	-	-	-	38,889

(1) The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 27, 2006, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2009 Annual Meeting:
	Votes For	Votes Withheld	Broker Non-Votes
James A. Bosserd	1,301,511	17,867	42,382
William F. Cutler, Jr.	1,302,675	16,703	42,382
Paul L. Johnson	1,294,115	25,263	42,382
Andrew W. Zamiara	1,313,943	5,435	42,382

Directors Frank G. Berris, Lewis G. Emmons, and Stuart Goodfellow continue their term until the 2007 Annual Meeting. Directors Bruce A. Johnson, Jon E. Pike, and Linda R. Pitsch continue their term until the 2008 Annual Meeting.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2006	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2006	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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