Form 10-Q
period 2006-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2006-11-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Yes                   No     X

As of October 31, 2006, the Registrant had outstanding 1,665,333 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$4,255	$4,990
Securities available for sale	53,603	44,212
Federal Home Loan Bank stock	2,312	2,623
Federal Reserve Bank stock	376	376
Loans held for sale	-	264

Loans	186,296	185,568
Allowance for loan losses	(1,862)	(1,963)
Loans, net	184,434	183,605

Premises and equipment, net	5,426	5,596
Other real estate owned, net	1,142	1,255
Loan servicing rights, net	414	445
Cash value of life insurance policies	2,298	2,237
Other assets	3,098	2,507
Total assets	$257,358	$248,110

Liabilities
Deposits - noninterest-bearing	$18,661	$22,180
Deposits - interest-bearing	182,015	159,932
Total deposits	200,676	182,112

Securities sold under agreement to repurchase	5,369	7,139
Federal funds purchased	2,344	4,399
Advances from Federal Home Loan Bank	24,000	30,750
Other liabilities	2,236	1,993
Total liabilities	234,625	226,393

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 1,664,240 at September 30, 2006 and 1,649,940 at December 31, 2005	17,685	17,422
Retained earnings	5,279	4,594
Accumulated other comprehensive income (loss), net	(231)	(299)
Total shareholders' equity	22,733	21,717
Total liabilities and shareholders' equity	$257,358	$248,110

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$3,326	$3,034	$9,688	$8,533
Securities:
Taxable	366	245	1,010	744
Tax exempt	209	168	601	511
Other	1	1	5	3
Total interest income	3,902	3,448	11,304	9,791

Interest expense
Deposits	1,738	1,065	4,599	2,887
Advances from Federal Home Loan Bank	293	257	851	705
Other	73	55	195	149
Total interest expense	2,104	1,377	5,645	3,741

Net interest income	1,798	2,071	5,659	6,050
Provision for loan losses	75	130	110	380

Net interest income after provision for loan losses	1,723	1,941	5,549	5,670

Noninterest income
Customer service charges	319	303	928	804
Insurance and investment commissions	192	192	630	685
Gains on sales of loans	47	74	151	182
Gains (losses) on sales of securities	41	(4)	96	(5)
Loan servicing fees, net	19	1	61	41
Profit-sharing income	15	15	114	54
Other	33	60	83	131
Total noninterest income	666	641	2,063	1,892

Noninterest expense
Compensation and benefits	943	958	2,951	2,912
Occupancy and equipment	288	280	843	839
Data processing	157	137	479	418
Professional fees	79	100	287	343
Supplies and postage	53	52	166	166
Advertising and promotional	39	44	106	118
Other	242	228	748	552
Total noninterest expense	1,801	1,799	5,580	5,348

Income before income tax	588	783	2,032	2,214
Income tax expense	138	213	502	583

Net income	$450	$570	$1,530	$1,631

Comprehensive income	$850	$440	$1,598	$1,411

Basic earnings per share	$0.27	$0.35	$0.92	$0.99
Diluted earnings per share	$0.27	$0.35	$0.92	$0.99
Dividends declared per share	$0.17	$0.17	$0.51	$0.50

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Unallocated Shares held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2005	1,570,937	$15,913	$(9)	$5,053	$112	$21,069

Comprehensive income
Net income				1,631		1,631
Net change in unrealized gain (loss)					(220)	(220)
Total comprehensive income						1,411

Shares issued	11,145	218				218
Shares repurchased	(11,769)	(249)				(249)
Shares committed to be released under Employee Stock Ownership Plan			9			9
Cash dividends declared ($0.50 per share)				(825)		(825)
Stock dividend	78,439	1,516		(1,520)		(4)

Balance, September 30, 2005	1,648,752	$17,398	$-	$4,339	$(108)	$21,629

Balance, January 1, 2006	1,649,940	$17,422	$-	$4,594	$(299)	$21,717

Comprehensive income
Net income				1,530		1,530
Net change in unrealized gain (loss)					68	68
Total comprehensive income						1,598

Shares issued	14,300	245				245
Effect of stock options granted		18				18
Cash dividends declared ($0.51 per share)				(845)		(845)

Balance, September 30, 2006	1,664,240	$17,685	$-	$5,279	$(231)	$22,733

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,530	$1,631
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	110	380
Depreciation	391	407
Amortization	324	438
Expense related to employee stock options granted	18	-
Stock dividends on Federal Home Loan Bank stock	-	(55)
(Gains) losses on sales of securities	(96)	5
Gains on sales of loans	(151)	(182)
Loans originated for sale	(10,054)	(10,373)
Proceeds from loan sales	10,426	10,757
Earning on bank-owned life insurance	(61)	(56)
Net changes in:
Other assets	(125)	284
Other liabilities	208	825
Net cash from operating activities	2,520	4,061

Cash flows from investing activities:
Securities available for sale:
Sales	2,100	1,730
Maturities, prepayments and calls	3,676	5,788
Purchases	(14,866)	(4,122)
Loan originations and payments, net	(1,333)	(10,876)
Additions to premises and equipment, net of disposals	(221)	(1,185)
Purchase of bank-owned life insurance	-	(2,000)
Net cash used in investing activities	(10,644)	(10,665)

Cash flows from financing activities:
Net change in deposits	18,564	9,103
Net change in securities sold under agreements to repurchase	(1,770)	421
Net change in federal funds purchased	(2,055)	2,004
Proceeds from Federal Home Loan Bank advances	56,000	32,000
Payments on Federal Home Loan Bank advances	(62,750)	(34,500)
Issuance of common stock	245	218
Repurchase of common stock	-	(249)
Cash dividends	(845)	(829)
Net cash from financing activities	7,389	8,168

Net change in cash and cash equivalents	(735)	1,564
Beginning cash and cash equivalents	4,990	3,619

Ending cash and cash equivalents	$4,255	$5,183

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,172	$3,596
Cash paid for income taxes	$685	$315
Loans transferred to other real estate	$394	$688

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2006 and September 30, 2005, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2006 and September 30, 2005, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2006 and September 30, 2005. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Stock Transactions
A total of 4,148 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $77,000 under the terms of the Directors' Stock Purchase Plan in the first nine months of 2006. A total of 7,406 shares of common stock were issued to shareholders for a cash price of $128,000 under the Dividend Reinvestment Plan in the nine months ended September 30, 2006. A total of 2,746 shares were issued to employees for a cash price of $40,000 under the Employee Stock Purchase Plan for the nine months ended September 30, 2006. The Registrant did not repurchase any shares from shareholders in the first nine months of 2006.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Balance at beginning of period	$1,861	$1,813	$1,963	$1,739
Provision charged to expense	75	130	110	380
Loans charged off	(114)	(117)	(342)	(351)
Recoveries of charged-off loans	40	29	131	87

Balance at end of period	$1,862	$1,855	$1,862	$1,855

Information regarding impaired loans follows:
(Dollars in thousands)	September 30, 2006	December 31, 2005
Loans with no specific allowance allocated	$1,386	$306
Loans with a specific allowance allocated	758	1,157
Amount of allowance for loan losses allocated	286	465

(Dollars in thousands)	Three Months Ended September 30,
	2006	2005
Average balance during the period	$1,752	$779
Interest income recognized thereon	25	7
Cash basis interest income recognized	31	30

(Dollars in thousands)	Nine Months Ended September 30,
	2006	2005
Average balance during the period	$1,575	$844
Interest income recognized thereon	84	29
Cash basis interest income recognized	106	52

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic Earnings Per Share
Net income available to common shareholders	$450	$570	$1,530	$1,631

Weighted average common shares outstanding	1,661,429	1,647,427	1,656,425	1,646,996

Basic earnings per share	$0.27	$0.35	$0.92	$0.99

Diluted Earnings Per Share
Net income available to common shareholders	$450	$570	$1,530	$1,631

Weighted average common shares outstanding	1,661,429	1,647,427	1,656,425	1,646,996
Plus dilutive stock options	2,965	4,021	3,109	4,591

Weighted average common shares outstanding
and potentially dilutive shares	1,664,394	1,651,448	1,659,534	1,651,587

Diluted earnings per share	$0.27	$0.35	$0.92	$0.99

There were 14,365 stock options as of September 30, 2006 that are considered to be anti-dilutive to earnings per share and thus have been excluded from the calculation above. All shares have been adjusted for the 5% stock dividend paid in May 2005.

NOTE 4 - SUBSEQUENT EVENT

On November 1, 2006, ChoiceOne completed its merger with Valley Ridge Financial Corp. ("Valley Ridge"). Valley Ridge is a bank holding company headquartered in nearby Kent City, Michigan, with 9 offices located in Kent, Muskegon, Newaygo and Ottawa Counties in Michigan. ChoiceOne acquired 100% of the common stock of Valley Ridge. ChoiceOne's board of directors and Valley Ridge's board of directors determined that merging the two corporations provided an excellent opportunity for enhancing shareholder value while preserving involvement within the communities served by Valley Ridge and ChoiceOne. The purchase price will be based on the net assets acquired on November 1, 2006. Securities, loans, bank premises, loan servicing rights, deposits and borrowings will be adjusted to their market value as of November 1, 2006. The excess purchase price over the carrying value of the net assets acquired will result in goodwill. Goodwill cannot be amortized; however, it will be reviewed on a periodic basis for impairment. Results of operations for Valley Ridge will be included with the results of operations of ChoiceOne beginning November 1, 2006. Due to the timing of the acquisition, ChoiceOne is currently in the process of calculating the final purchase accounting adjustments, including the allocation of the purchase price to identifiable intangible assets and goodwill.

Approximately 1.6 million shares of ChoiceOne common stock will be issued to shareholders of Valley Ridge. Shareholders of Valley Ridge will receive 8.5 shares of ChoiceOne common stock in exchange for each share of Valley Ridge common stock. The 8.5 conversion ratio was determined by Valley Ridge after arms-length negotiations with ChoiceOne. Valley Ridge shareholders will receive cash in lieu of fractional shares of ChoiceOne's common stock at the rate of $18.00 per share.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the national and local economies, the level and timing of asset growth; and the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. (Valley Ridge) may not be fully realized at all or within the expected time frames. In addition, events relating to the ongoing war on terrorism, other potential terrorist acts, and military actions including the war in Iraq have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for financial services and products. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income decreased $120,000 or 21% in the third quarter of 2006 compared to the third quarter of 2005. This significant decrease is largely attributable to compression of ChoiceOne's net interest margin. However, lower net interest income was offset by a lower provision for loan losses and higher noninterest income. Net interest income was down $273,000 for the third quarter of 2006 compared to the third quarter of 2005. Earning assets increased 6%; however, ChoiceOne's net interest spread dropped 80 basis points for the third quarter of 2006 versus the third quarter of 2005. The lower provision to the allowance for loan losses for the quarter was based on a lower level of loan growth and lower specific loss reserves compared to the third quarter of 2005. Noninterest income was up slightly in the third quarter of 2006 due to increased customer service charges, gains from the sale of securities, and loan servicing fees. Noninterest expense rose less than 1% for the third quarter of 2006 compared to the same period in 2005 due to higher data processing charges offset by lower compensation and benefits and professional fees.

Net income for the nine-month period ended September 30, 2006 decreased $101,000 or 6%, compared to the same period in 2005. This decrease in net income was due to lower net interest income and higher noninterest expense, offset by a lower provision for loan losses and higher noninterest income. Net interest income was down $391,000 for the nine months ended September 30, 2006 compared to the same period in 2005. Earning assets increased 5%; however, net interest spread dropped 55 basis points for the first nine months of 2006 versus the first nine months of 2005. The lower provision to the allowance for loan losses for the first nine months of 2006 was based on a significantly lower level of loan growth and lower net charge-offs in 2006 compared to the same period in the prior year. Noninterest income was up in the first nine months of 2006 due to increased customer service charges, gains from the sale of securities and higher profit sharing income compared to the same period in 2005. Noninterest expense was higher in the first nine months of 2006 due to increased compensation and benefits, higher data processing charges, and higher single business taxes to the State of Michigan versus the first nine months of 2005.

Return on average assets and return on average shareholders' equity was 0.71% and 8.01%, respectively, for the third quarter of 2006, compared to 0.95% and 10.61%, respectively, for the third quarter of 2005. The return on average assets was 0.82% for the first nine months of 2006, compared to 0.92% for the same period a year ago. The return on average shareholders' equity was 9.20% for the first nine months of 2006, compared to 10.23% for the first nine months of 2005.

Dividends
Cash dividends of $283,000, or $0.17 per share were declared in the third quarter of 2006, compared to $280,000 or $0.17 per share in the third quarter of 2005. The cash dividends declared in the first nine months of 2006 were $845,000 or $0.51 per share, compared to $829,000 or $0.50 per share declared in 2005. The cash dividend payout percentage was 55% for the first nine months of 2005, compared to 51% in the same period a year ago.

On April 20, 2005, the Registrant's Board of Directors declared a 5% stock dividend payable on the Registrant's common stock. The dividend was paid May 31, 2005 to shareholders of record as of May 9, 2005. Earnings per share data and outstanding shares of common stock for all periods presented have been adjusted for this stock dividend.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2006 and 2005, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 183,701	$ 9,710	7.05%	$ 178,373	$ 8,544	6.39%
Taxable securities (2) (3)	31,333	1,010	4.30	26,902	744	3.69
Nontaxable securities (1) (2)	20,358	910	5.96	17,838	774	5.79
Other	107	5	6.23	150	3	2.67
Interest-earning assets	235,499	11,635	6.59	223,263	10,065	6.01
Noninterest-earning assets	12,938			12,758
Total assets	$ 248,437			$ 236,021

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 50,576	$ 1,024	2.70%	$ 57,627	$ 867	2.01%
Savings deposits	8,250	31	0.50	9,249	35	0.50
Certificates of deposit	110,624	3,544	4.27	84,672	1,985	3.13
Advances from Federal Home Loan Bank	26,007	851	4.36	33,609	705	2.80
Other	8,237	195	3.16	8,588	149	2.31
Interest-bearing liabilities	203,694	5,645	3.70	193,745	3,741	2.57
Noninterest-bearing demand deposits	21,152			19,471
Other noninterest-bearing liabilities	1,429			1,554
Shareholders' equity	22,162			21,251
Total liabilities and shareholders' equity	$ 248,437			$ 236,021

Net interest income (tax-equivalent basis) - interest spread		5,990	2.89%		6,324	3.44%
Tax-equivalent adjustment (1)		(331)			(274)
Net interest income		$ 5,659			$ 6,050
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.39%			3.78%
______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Nine Months Ended September 30, 2006 Over 2005
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,166	$261	$905
Taxable securities	266	133	133
Nontaxable securities (2)	136	112	24
Other	2	(2)	4
Net change in tax-equivalent income	1,570	504	1,066

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	157	(168)	325
Savings deposits	(4)	(4)	-
Certificates of deposit	1,559	710	849
Advances from Federal Home Loan Bank	146	(261)	407
Other	46	(10)	56
Net change in interest expense	1,904	267	1,637
Net change in tax-equivalent net interest income	$(334)	$237	$(571)
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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income decreased $334,000 in the first nine months of 2006 compared to the same period in 2005. While ChoiceOne's earning assets have grown 5%, deposits and borrowings have repriced upward to a greater extent than its loans and securities. ChoiceOne also experienced migration from lower cost interest-bearing demand deposits and savings deposits to higher cost certificates of deposit. This change in the mix of interest-bearing deposits has negatively impacted net interest income in the third quarter and first nine months of 2006 compared to 2005.

The average balance of loans increased $5.3 million in the nine months ended September 30, 2006 compared to the first nine months of 2005. Increased loan balances since September 30, 2005 and a 150 basis point increase in the prime rate since September 30, 2005 increased interest income from loans (on a tax equivalent basis) by $1,166,000 for the first nine months of 2006 compared to the same period in 2005. The average balance of total securities increased $7.0 million for the first nine months of 2006 versus the first nine months of 2005. New securities purchased since September 30, 2005 at higher yields has increased interest income from securities by $402,000 for the first nine months of 2006 compared to the first nine months of 2005.

Higher rates paid on money market accounts and municipal accounts drove a 69 basis point rise in the rate paid on interest-bearing demand deposit accounts in the first nine months of 2006 versus the same period in 2005. The average balance of interest-bearing demand deposits dropped $7.1 million during the first nine months of 2006 compared to the first nine months of 2005 as customers shifted from low cost checking and money market accounts into higher cost certificates of deposit. Higher rates paid on interest-bearing demand deposit accounts was partially offset by lower average balances, which caused interest expense to rise by $157,000 for the nine months ended

September 30, 2006 compared to the nine months ended September 30, 2005. The average rate paid on certificates of deposit was 114 basis points higher in the first nine months of 2006 compared to the same period in 2005. The higher rates paid on local certificates of deposit were driven by the Bank's local competitors. The higher rates paid on brokered certificates of deposit were caused by the Federal Reserve Bank raising short-term interest rates 150 basis points since September 30, 2005. The average balance of certificates of deposits surged $26.0 million in the first nine months of 2006 compared to the same period in 2005. Approximately $17.3 million of the increase was local certificates and $8.7 million of the increase was brokered certificates. Higher rates and significantly higher average balances caused interest expense on certificates of deposit to increase by $1,559,000 in the first nine months of 2006 compared to the first nine months of 2005. The average balance of advances from the Federal Home Loan Bank fell $7.6 million; however, repricing of variable rate advances caused interest expense to increase by $146,000 in the first nine months of 2006 versus the first nine months of 2005. Interest expense on other funding sources increased by $46,000 reflecting the higher rates paid on securities sold under agreements to repurchase and on federal funds purchased during 2006.

Net interest spread was 2.89% (shown in Table 1) for the first nine months of 2006, compared to 3.44% for the first nine months of 2005. The average yield received on interest-earning assets was up 58 basis points to 6.59%, and the average rate paid on interest-bearing liabilities was up 113 basis points to 3.70% for the nine months ended September 30, 2006 when compared to the same period in the prior year. For the first nine months of 2006, funding costs on interest-bearing liabilities have increased significantly faster than the rates earned on loans and securities. The upward repricing of certificates of deposit and advances from the Federal Home Loan Bank (FHLB) has occurred faster on these instruments as their terms were shorter than those for securities and fixed rate loans. While the recent increases to the prime rate have benefited yields on variable rate commercial and consumer loans, it has negatively impacted rates paid on certificates of deposit and advances from the FHLB. Continued growth in core deposits at the Bank's offices will enable management to reduce the dependency on brokered certificates of deposit and advances from the FHLB.

Tax-equivalent net interest income for the three months ended September 30, 2006 was $251,000 lower than the quarter ended September 30, 2005 due to a reduced net interest income spread offset by a higher average balance of earning assets. The net interest spread was 2.67% for the three months ended September 30, 2006 versus 3.47% for the quarter ended September 30, 2005. Earning assets for the third quarter of 2006 were 6% higher than the third quarter of 2005.

Management believes that net interest margin may continue to compress in the fourth quarter of 2006 as certificates of deposit continue to reprice upward more than loan rates. The merger with Valley Ridge is expected to decrease ChoiceOne's dependency on its wholesale funding, which typically has a higher interest cost than local retail funding. Growth of earning assets may be a challenge for the remainder of 2006 given the current interest rate environment and sluggish loan demand in ChoiceOne's market area.

Provision and Allowance for Loan Losses
The allowance for loan losses has decreased $101,000 from December 31, 2005 to September 30, 2006. The provision for loan losses was $270,000 lower in the first nine months of 2006 compared to 2005, due to a significantly lower level of loan growth in 2006 and lower net charge-offs in 2006. The allowance was 1.00% of total loans at September 30, 2006 compared to 1.06% at December 31, 2005. Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:
(Dollars in thousands)	2006		2005
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$169	$40	$64	$18
Consumer	124	91	127	69
Real estate, commercial	-	-	25	-
Real estate, residential	49	-	135	-
	$342	$131	$351	$87

Net charge-offs for the first nine months of 2006 were down $53,000 or 20% compared to 2005. Total charge-offs in the first nine months of 2006 were fairly consistent with the first nine months of 2005. Charge-offs of commercial loans are up $105,000 in 2006 due primarily to losses from one large commercial borrower that filed for bankruptcy protection in 2006. Consumer loan recoveries increased in 2006 versus 2005 reflecting improved collection efforts by the Bank. While nonperforming loans have more than doubled since December 31, 2005, management believes these credits are well-secured and do not require significant specific loss allocations as of September 30, 2006. Additional provision to the allowance was not considered necessary for the third quarter of 2006 based on management's review of the underlying collateral.

As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2006, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $25,000 or 4% in the third quarter of 2006 compared to the same period in 2005. For the nine months ended September 30, 2006, total noninterest income increased $171,000 or 9% compared to the same period in 2005. Customer service charges were up due to higher returned check fees and debit card fees. Gains on sales of securities were a non-recurring benefit resulting primarily from the sale of equity securities. Profit-sharing income was $60,000 higher for the first nine months of 2006 as compared to the similar period in 2005. Profit-sharing income is contingency-based income from insurance carriers that underwrite the Insurance Agency's customers and is based on the loss ratio of the Insurance Agency's book of customers. Insurance and investment commissions were lower for the first nine months of 2006 due to reduced sales of annuity products and a softening of premiums in the insurance market. Gains on the sale of loans were lower as refinancing activity has slowed within the Mortgage Company in 2006. Also, for the first nine months of 2006, ChoiceOne has realized $42,000 in additional losses on the sale of foreclosed real estate, which has reduced noninterest income as compared to the same period in 2005.

Management believes that additional profit-sharing income for the remainder of 2006 will depend on the loss ratio for fiscal 2006. Management estimates that noninterest income may be difficult to grow for the fourth quarter of 2006.

Noninterest Expense
Total noninterest expense increased $2,000 or less than 1% in the third quarter of 2006 compared to the third quarter of 2005. For the nine months ended September 30, 2006, total noninterest expense increased $232,000 or 4% compared to the same period in 2005. Compensation and benefits were lower for the third quarter of 2006 due to a reduction in employee bonuses compared to the third quarter of 2005. Compensation and benefits were higher in the first nine months of 2006 due to normal pay raises and the addition of employees in the Insurance Agency. Data processing charges were higher in the third quarter and first nine months of 2006 due to growing network and software support costs as compared to similar periods in 2005. Professional fees were lower in the third quarter and first nine months of 2006 due to lower legal, audit, and consulting fees charged compared to 2005. Other noninterest expenses were $196,000 higher for the first nine months of 2006 primarily due to an $86,000 credit adjustment in 2005 for the Bank's single business taxes. Also, directors' fees, recruiting costs, and employee training costs were higher in the first nine months of 2006 versus the same period in 2005.

Management believes that noninterest expense may increase in the fourth quarter of 2006 due to higher marketing and advertising costs and other costs associated with the merger with Valley Ridge. Professional fees incurred in connection with the Valley Ridge merger will be capitalized as part of the direct costs for the transaction.

Income Tax Expense
Income tax expense decreased $75,000 and $81,000, respectively, in the third quarter and first nine months of 2006 compared to the same periods in 2005. ChoiceOne's effective tax rate was 23.5% for the third quarter of 2006 compared to 27.2% for the third quarter of 2005. The effective tax rate was 24.7% for the first nine months of 2006 compared to 26.3% for the same period in 2005. Taxable income was lower in 2006 due to higher tax-exempt income from securities, loans, and bank-owned life insurance and lower net income as compared to 2005.

FINANCIAL CONDITION

Securities
Total securities increased $9.1 million from December 31, 2005 to September 30, 2006. Approximately $14.9 million of various agency, municipal, and corporate bonds were purchased during the first nine months of 2006 to maintain total assets of the Bank and replace the $5.8 million of securities that matured, were called, paid down, or sold. Non-recurring gains of $96,000 were realized primarily from the sale of equity securities in the first nine months of 2006.

The Bank's Investment Committee continues to monitor the portfolio and purchases securities when deemed prudent. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding. Securities also serve as a source of liquidity for funding loan demand.

Loans
The loan portfolio (excluding loans held for sale) grew $728,000 from December 31, 2005 to September 30, 2006. Commercial real estate loans are up $1.5 million since year-end 2005. However, commercial non-real estate loan levels are flat from year-end 2005. Loan demand has been quite soft in 2006 from local businesses. Residential real estate mortgage loan balances are down $0.4 million, as growth in home equity loans has replaced the run-off of construction mortgages held in the portfolio. Consumer loans are down $0.7 million primarily due to payoffs of indirect loans. Management discontinued the origination of indirect automobile and other recreational vehicle loans in the first quarter of 2005. Indirect consumer loans totaled approximately $3.2 million at September 30, 2006 versus $4.2 million at December 31, 2005.

Due to the nature of the economy within the State of Michigan, softness in real estate values, and the recent increases in interest rates, ChoiceOne believes loan growth may be a challenge for the remainder of 2006.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	September 30, 2006	December 31, 2005
Loans accounted for on a nonaccrual basis	$ 1,962	$ 934
Accruing loans contractually past due 90 days or more as to principal or interest payments	-	32
Loans considered troubled debt restructurings	-	-
Total	$ 1,962	$ 966

The allowance for loan losses as a percentage of nonperforming loans was 95% at September 30, 2006, compared to 203% at December 31, 2005. The level of nonaccrual loans has more than doubled from December 31, 2005 to September 30, 2006 as commercial loans are up $699,000 and residential real estate loans are up $320,000. Nonaccrual loans as of September 30, 2006 include $1,376,000 of commercial loans, $527,000 of residential real estate loans, and $59,000 in consumer loans. Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $9.5 million as of September 30, 2006, compared to $8.5 million as of December 31, 2005.

Deposits and Other Funding Sources
Total deposits have increased approximately $18.6 million since December 31, 2005. Demand and savings deposits dropped $5.6 million due to Bank customers migrating into higher yielding certificates of deposit. Local certificates of deposit increased $13.6 million since year-end 2005. Brokered certificates of deposit rose $10.6 million to replace the $6.8 million decrease in advances from the Federal Home Loan Bank (FHLB). Rates obtained on brokered certificates of deposit were more advantageous than those available from advances from the FHLB. The amount of federal funds purchased at September 30, 2006 was down $2.1 million from year-end 2005, and securities sold under agreements to repurchase declined $1.8 million since December 31, 2005.

Management anticipates that this trend of customers migrating from low rate checking and savings accounts to higher rate certificates of deposit might be over as most customers have reacted to the increased rates available. Maturing certificates of deposit will continue to reprice higher, but possibly to a lower extent. Wholesale funding alternatives will continue to be used when local deposits are insufficient to fund ChoiceOne's asset growth.

Shareholders' Equity
Total shareholders' equity increased $1 million from the year ended December 31, 2005 to September 30, 2006. The increase in equity is attributable to net income for 2006 and a decrease in accumulated other comprehensive loss, offset by dividends declared to shareholders. Total shareholders' equity as a percentage of assets was 8.83% as of September 30, 2006, compared to 8.75% as of December 31, 2005. The increase in this ratio resulted from growth in shareholders' equity being faster than growth in total assets. Based on risk-based capital guidelines established by the Bank's regulators, the Registrant's risk-based capital was categorized as "well capitalized" at September 30, 2006.

ChoiceOne intends to issue common stock in connection with the merger with Valley Ridge during the fourth quarter of 2006. Management believes that the issuance of this stock will not affect the adequacy of its risk-based capital.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $2.5 million for the nine months ended September 30, 2006 compared to $4.1 million provided in the period a year ago. A smaller provision for loan losses, fewer proceeds from loan sales and a smaller net change in other liabilities attributed to the drop from a year ago. Net cash used in investing activities was $10.6 million for the first nine months of 2006 compared to $10.7 million used in the first nine months of 2005. ChoiceOne had $7.4 million in net cash provided from financing activities for the period ended September 30, 2006 compared to $8.2 million in the period a year ago. In the first nine months of 2006, ChoiceOne had $6.8 million in net payments towards advances from the FHLB versus $2.5 million in net payments in the first nine months of 2005. Higher growth in deposits during the first nine months of 2006 offset some of the net payments to the FHLB during the same period. The Registrant has not repurchased any of its common stock in 2006.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. Net interest income decreased 13% if rates immediately rose 300 basis points and increased 2% if rates immediately fell 300 basis points as of September 30, 2006. The economic value of shareholders' equity declined 18% if rates jumped 300 basis points upward and dropped 1% if rates were shocked 300 basis points downward, as of September 30, 2006. The impact of the interest rate shock upward on the economic value of equity is above the allowable policy limits established by ALCO; however, management believes that the likelihood of an immediate increase in rates is highly remote. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's net interest margin and financial condition.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 26, 2006, the Registrant issued 1,213 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $22,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 to July 31, 2006	-	-	-	38,889
August 1, 2006 to August 31, 2006	-	-	-	38,889
September 1, 2006 to September 30, 2006	-	-	-	38,889
Total	-	-	-	38,889

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: November 14, 2006	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2006	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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