Form 10-K
period 2006-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2007-04-02
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (__)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer             Accelerated filer             Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

As of June 30, 2006, the aggregate market value of common stock held by non-affiliates of the Registrant was $30.3 million. This amount is based on an average bid price of $18.25 per share for the Registrant's stock as of such date.

As of February 28, 2007, the Registrant had 3,241,624 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9 incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 26, 2007.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; changes in market conditions; the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. may not be fully realized at all or within the expected time frames; the level and timing of asset growth; and local and global uncertainties such as acts of terrorism and military actions. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I
Item 1.	Business

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2006, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. ("VRFC"), a single-bank holding company for Valley Ridge Bank ("VRB"). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

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

The Bank's primary market area lies within portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located. Currently the Bank serves these markets through thirteen full-service offices. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 73%, 73%, and 71% of total revenues in 2006, 2005, and 2004, respectively. Interest on securities accounted for 12%, 11%, and 11% of total revenues in 2006, 2005, and 2004, respectively.

The Consolidated Financial Statements incorporated by reference in Part II, Item 8, contain information concerning the financial position and results of operations of the Registrant.

Competition
The Bank's competition primarily comes from other financial institutions located within Kent, Newaygo, Ottawa and Muskegon counties in western Michigan. There are a number of larger commercial banks within the Bank's primary market area. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

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

Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to the Bank and to commit resources to support it. On March 31, 2006 the FDIC merged the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") to form the Deposit Insurance Fund ("DIF") in accordance with the

Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium.

On November 2, 2006, the FDIC adopted final regulations that implemented the Reform Act to create a stronger and more stable insurance system. The final regulations enable the FDIC to tie each depository institution's DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has new flexibility to manage the DIF's reserve ratio within a range, which in turn will help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each depository institution's risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Registrant nor the Bank has a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

As of November 2, 2006, the FDIC also set the DIF assessment rates that will take effect at the beginning of 2007. The new rates for nearly all depository institutions will vary between five and seven cents for every $100 of deposits. However, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves that will be used to offset a portion of future DIF insurance reserve assessments. As a result, the FDIC has reported that the majority of banks will use assessment credits in 2007 to offset their entire DIF insurance premium for the year.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FICO") to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds over a larger number of institutions. Until the change in the law, only SAIF member institutions bore the cost of funding these interest payments.

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

Employees
As of February 28, 2007, the Bank employed 136 full-time equivalent employees ("FTE's"); the Insurance Agency employed 12 FTE's; and the Mortgage Company employed 9 FTE's. As of February 28, 2007, the Registrant employed five executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Mortgage Company believe their relations with their employees are good.

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

Securities Portfolio
The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2006	2005	2004
U.S. Government and federal agency	$18,164	$5,435	$6,875
State and municipal	35,651	28,003	26,768
Mortgage-backed	19,842	7,811	6,700
Corporate	2,254	2,382	4,031
Equity securities	1,525	581	539
Total	$77,436	$44,212	$44,913

The Registrant did not hold investment securities from any one issuer at December 31, 2006, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2006 and 2005, a schedule of maturities of securities as of December 31, 2006, and the weighted average yields of securities as of December 31, 2006.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2006	Fair Value at Dec. 31, 2005
U.S. Government and
federal agency	$2,495	$10,713	$4,956	$-	$18,164	$5,435
State and municipal	5,205	18,822	10,908	846	35,781	28,003
Mortgage-backed securities	1,600	15,240	2,872	-	19,712	7,811
Corporate	1,681	573	-	-	2,254	2,382
Total debt securities	$10,981	$45,348	$18,736	$846	$75,911	$43,631

Equity securities (1)	-	-	-	-	1,525	581
Total securities	$10,981	$45,348	$18,736	$846	$77,436	$44,212

		Weighted average yields:
U.S. Government and
federal agency	5.10%	5.32%	4.90%	-%	5.18%
State and municipal (2)	6.30	6.14	6.08	6.09	6.14
Corporate	5.41	5.27	-	-	5.27
Mortgage-backed securities	6.10	4.50	4.57	-	4.64
Equity securities	-	-	-	-	5.80
______________

(1)	Equity securities are preferred and common stocks with no stated maturity.
(2)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
The Bank's loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2006	2005	2004	2003	2002
Agricultural	$18,583	$10,203	$8,686	$8,515	$8,527
Commercial and industrial	119,249	37,439	32,934	28,313	30,821
Consumer	15,589	11,820	13,250	14,532	18,565
Real estate - commercial	60,936	51,453	47,901	43,197	46,310
Real estate - construction	4,740	7,466	6,661	10,200	7,869
Real estate - residential	112,534	67,187	63,846	58,375	61,755
Total loans, gross	$331,631	$185,568	$173,278	$163,132	$173,847

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2006. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2006.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Agricultural	$9,009	$9,211	$363	$18,583
Commercial and industrial	57,864	59,060	2,325	119,249
Real estate - commercial	29,543	30,204	1,189	60,936
Real estate - construction	4,740	-	-	4,740
Totals	$101,156	$98,475	$3,877	$203,508

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$56,779	$84,819	$3,287	$144,885
Loans with floating or adjustable interest rates	44,377	13,656	590	58,623
Totals	$101,156	$98,475	$3,877	$203,508

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

Risk Elements
The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis	$ 6,420	$ 934	$ 795	$ 1,914	$ 2,522
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	278	32	11	39	210
Loans defined as "troubled debt restructurings"	24	-	16	47	48
Totals	$ 6,722	$ 966	$ 822	$ 2,000	$ 2,780

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. One relationship totaling $3.6 million is from various commercial real estate loans from a commercial developer in the metropolitan Grand Rapids area.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2006	2005	2004	2003	2002
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 184	$ 33	$ 32	$ 77	$ 97
Interest on non-performing loans that was actually recorded when received	$ 47	$ 21	$ 18	$ 54	$ 48

Potential Problem Loans
At December 31, 2006, there were $8.1 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. Specific loss allocations totaling $942,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2006. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2006, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
As of December 31, 2006, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2006	2005	2004	2003	2002

Balance at January 1	$1,963	$1,739	$1,974	$2,211	$2,013

Charge-offs:
Agricultural	-	-	-	17	-
Commercial and industrial	221	72	689	343	360
Consumer	200	162	144	354	762
Real estate - commercial	-	25	66	190	90
Real estate - construction	-	20	-	-	-
Real estate - residential	92	120	41	76	45
Total charge-offs	513	399	940	980	1,257

Recoveries:
Agricultural	-	-	-	-	-
Commercial and industrial	51	47	58	96	9
Consumer	117	81	182	242	170
Real estate - commercial	-	-	-	-	-
Real estate - construction	-	-	-	-	-
Real estate - residential	-	-	-	5	6
Total recoveries	168	128	240	343	185

Net charge-offs	345	271	700	637	1,072

Transfer of allowance from VRFC	1,751
Additions charged to operations (1)	200	495	465	400	1,270

Balance at December 31	$3,569	$1,963	$1,739	$1,974	$2,211

	2006	2005	2004	2003	2002
Ratio of net charge-offs during the period to average loans outstanding during the period	0.15%	0.15%	0.41%	0.39%	0.62%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2006	2005	2004	2003	2002
Agricultural	$314	$202	$169	$210	$220
Commercial and industrial	1,160	1,060	939	850	762
Consumer	289	195	123	325	408
Real estate - commercial	1,029	254	265	215	430
Real estate - construction	12	19	32	33	140
Real estate - residential	575	229	181	240	251
Unallocated	190	4	30	101	-
Total allowance	$3,569	$1,963	$1,739	$1,974	$2,211

The total increase of $1.6 million from 2005 to 2006 relates primarily to the allowance for loan losses totaling $1,751,000 acquired from VRFC in November 2006. The majority of the reserve acquired from VRFC was allocated to commercial real estate and residential real estate loans. Management increased the amount of specific losses allocated to nonperforming loans by $477,000 during 2006. Specific loss allocations totaled $942,000 at December 31, 2006 versus $465,000 at December 31, 2005. Specific loss allocations are based upon either a discounted collateral amount or the net present value of future expected cashflows from borrowers.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2006.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2006	2005	2004	2003	2002
Agricultural	6%	6%	5%	5%	5%
Commercial and industrial	36	20	19	17	18
Consumer	5	6	7	9	11
Real estate - commercial	18	28	28	27	27
Real estate - construction	1	4	4	6	4
Real estate - residential	34	36	37	36	35
Total	100%	100%	100%	100%	100%

Deposits
The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2006		2005		2004
Noninterest-bearing demand	$27,611	-	$20,095	-	$17,864	-
Interest-bearing demand	56,617	2.64%	56,745	2.11%	53,339	1.53%
Savings	11,524	0.50%	9,136	0.50%	9,575	0.50%
Certificates of deposit	126,535	4.45%	87,443	3.25%	76,059	2.85%
Total	$222,287	3.23%	$173,419	2.36%	$156,837	1.93%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2006.

(Dollars in thousands)
Maturing in less than 3 months	$31,808
Maturing in 3 to 6 months	22,514
Maturing in 6 to 12 months	16,230
Maturing in more than 12 months	17,944
Total	$88,496

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2006	2005	2004
Outstanding balance at December 31	$460	$4,399	$1,281
Average interest rate at December 31	5.37%	4.41%	2.47%
Average balance during the year	$2,585	$2,727	$3,094
Average interest rate during the year	4.84%	3.44%	1.56%
Maximum month end balance during the year	$9,987	$4,545	$6,968

Repurchase agreements are advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2006	2005	2004
Outstanding balance at December 31	$15,013	$7,139	$6,338
Average interest rate at December 31	3.58%	2.11%	1.62%
Average balance during the year	$6,492	$6,215	$5,051
Average interest rate during the year	2.63%	2.05%	1.45%
Maximum month end balance during the year	$15,013	$7,139	$6,767

Advances from the Federal Home Loan Bank ("FHLB") with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2006	2005	2004
Outstanding balance at December 31	$-	$11,000	$9,000
Average interest rate at December 31	-%	4.19%	1.95%
Average balance during the year	$8,833	$12,542	$7,500
Average interest rate during the year	5.13%	3.50%	1.65%
Maximum month end balance during the year	$15,000	$15,000	$11,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2006, 2005, or 2004.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:
	2006	2005	2004
Return on assets (net income divided by average total assets)	0.72%	0.91%	0.83%

Return on equity (net income divided by average equity)	7.63%	10.15%	8.93%

Dividend payout ratio (dividends declared per share divided by net income per share)	66.91%	51.02%	57.44%

Equity to assets ratio (average equity divided by average total assets)	9.48%	8.97%	9.28%

Item 1A.	Risk Factors

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

The offices of the Bank, Insurance Agency, and Mortgage Company as of February 28, 2007, were as follows:

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

Bank's branch office:
     450 West Muskegon, Kent City, Michigan
     Office is owned by the Bank and comprises 27,300 square feet.

Bank's branch office:
     3069 Slocum Road, Ravenna, Michigan
     Office is owned by the Bank and comprises 4,800 square feet.

Bank's branch office:
     5475 East Apple Avenue, Muskegon, Michigan
     Office is owned by the Bank and comprises 4,800 square feet.

Bank's branch office:
     661 West Randall, Coopersville, Michigan
     Office is owned by the Bank and comprises 4,800 square feet.

Bank's branch office:
     10 West Main Street, Grant, Michigan
     Office is owned by the Bank and comprises 4,800 square feet.

Bank's branch office:
     246 West River Valley Drive, Newaygo, Michigan
     Office is owned by the Bank and comprises 1,800 square feet.

Bank's branch office:
     47 South Charles Street, White Cloud, Michigan
     Office is leased by the Bank and comprises 1,800 square feet.

Bank's branch office:
     1423 West Main Street, Fremont, Michigan
     Office is owned by the Bank and comprises 1,600 square feet.

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 28, 2007. The Registrant, Insurance Agency, and Mortgage Company believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.
Item 3.	Legal Proceedings

As of December 31, 2006, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Stock Information" on pages 1 and 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

On October 18, 2006, the Registrant issued 1,062 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $19,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

On November 22, 2006, the Registrant issued 1,002 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $18,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	-	-	-	38,889
November 1, 2006 to November 30, 2006	4,100	$ 18.00	4,100	34,789
December 1, 2006 to December 31, 2006	587	$ 18.00	587	34,202
Total	4,687	$ 18.00	4,687	34,202

(1)  On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. There is no stated expiration date. All shares purchased by the Registrant during the three months ended December 31, 2006 were made as open-market transactions.

Item 6.	Selected Financial Data

The information under the caption "Selected Financial Data" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 4 through 13, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 13, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 15 through 40, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of ChoiceOne Financial Services, Inc., Sparta, Michigan

We have audited the accompanying consolidated balance sheets of ChoiceOne Financial Services, Inc. as of December 31, 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChoiceOne Financial Services, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Crowe Chizek and Company LLC

Grand Rapids, Michigan
March 7, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information under the caption "Change in Independent Registered Public Accounting Firm" on page 14 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006, is incorporated herein by reference.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.
Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions "ChoiceOne's Board of Directors and Executive Officers," "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007, is incorporated herein by reference.

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

The information under the captions "Executive Compensation" and "Personnel and Benefits Committee Report on Executive Compensation" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007, is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2006:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	30,414	$ 17.27	117,448
Equity compensation plans not approved by security holders	-	-	42,268
Total	30,414	$ 17.27	159,716

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

Shareholders at the Registrant's 2002 Annual Meeting approved the Amended and Restated Executive Stock Incentive Plan. Key employees of the Registrant and its subsidiaries, as the Personnel and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 106,573 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 76,161 shares may be made under this Plan.

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

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant's common stock at a 15% discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 55,125 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 41,287 may be made under this Plan.

Equity compensation plans not approved by security holders consist of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 42,268 may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Related Matters - Certain Relationships and Related Transactions" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2007, is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2006 and 2005.

		Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005, and 2004.

		Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 20, 2007.

		Report of Independent Registered Public Accounting Firm dated March 7, 2006.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report dated March 20, 2007 listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2006.

	(2)	Financial Statement Schedules. None.

(b)	Exhibits. The following exhibits are filed as part of this report:

Exhibit	Document

2

Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and Valley Ridge Financial Corp. Previously filed as Appendix A to the Prospectus and Proxy Statement included in the Registrant's Registration Statement on Form S-4/A filed with the Commission on September 11, 2006. Here incorporated by reference.

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

10.1	Employment Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.2

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2005. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

10.4	Consulting and Noncompetition Agreement with Richard L. Edgar. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.5	Consulting and Noncompetition Agreement with Robert Karpinski. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.6	Noncompetition Agreement with Ronald Hansen. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.7	Retention Bonus Agreement with Michael McHugh. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.8	Former Valley Ridge Executive Employee Salary Continuation Agreements. (1)

10.9	Former Valley Ridge Directors' Deferred Compensation Plan and Agreement. (1)

13	Annual Report to Shareholders for the year ended December 31, 2006

16	Letter regarding Change in Certifying Accountant. Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 25, 2005. Here incorporated by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm for fiscal year ended December 31, 2006.

23.2	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2005 and 2004.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
___________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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
ChoiceOne Financial Services, Inc.

By /s/ James A. Bosserd	March 30, 2007
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 30, 2007
Thomas L. Lampen

*/s/ Richard L. Edgar	Chairman of the Board and Director	March 30, 2007
Richard L. Edgar

*/s/ Jerome Arends	Director	March 30, 2007
Jerome Arends

*/s/ Frank G. Berris	Director	March 30, 2007
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 30, 2007
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 30, 2007
William F. Cutler, Jr.

*/s/ Stuart Goodfellow	Director	March 30, 2007
Stuart Goodfellow

*/s/ Gary Gust	Director	March 30, 2007
Gary Gust

*/s/ Robert Humphreys	Director	March 30, 2007
Robert Humphreys

*/s/ Paul L. Johnson	Director	March 30, 2007
Paul L. Johnson

	Director	March __, 2007
Dennis C. Nelson

*/s/ Jon E. Pike	Director	March 30, 2007
Jon E. Pike

*/s/ Donald VanSingel	Director	March 30, 2007
Donald VanSingel

*/s/ Andrew W. Zamiara	Director	March 30, 2007
Andrew W. Zamiara

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX
Exhibit	Document

2

Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and Valley Ridge Financial Corp. Previously filed as Appendix A to the Prospectus and Proxy Statement included in the Registrant's Registration Statement on Form S-4/A filed with the Commission on September 11, 2006. Here incorporated by reference.

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

10.1	Employment Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.2

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2005. Here incorporated by reference.

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

10.4	Consulting and Noncompetition Agreement with Richard L. Edgar. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.5	Consulting and Noncompetition Agreement with Robert Karpinski. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.6	Noncompetition Agreement with Ronald Hansen. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.7	Retention Bonus Agreement with Michael McHugh. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.8	Former Valley Ridge Executive Employee Salary Continuation Agreements. (1)

10.9	Former Valley Ridge Directors' Deferred Compensation Plan and Agreement. (1)

13	Annual Report to Shareholders for the year ended December 31, 2006

16	Letter regarding Change in Certifying Accountant. Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 25, 2005. Here incorporated by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm for fiscal year ended December 31, 2006.

23.2	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2005 and 2004.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
___________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.