Form 10-Q
period 2007-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2007-05-15
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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
Yes                   No    X

As of April 30, 2007, the Registrant had outstanding 3,243,473 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$7,833	$9,936
Securities available for sale	78,970	77,436
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	677	677
Loans held for sale	217	236

Loans	327,303	331,631
Allowance for loan losses	(3,549)	(3,569)
Loans, net	323,754	328,062

Premises and equipment, net	12,178	11,622
Other real estate owned, net	1,793	1,774
Loan servicing rights, net	935	992
Cash value of life insurance policies	8,289	8,070
Intangible assets, net	4,405	4,182
Goodwill	13,668	14,280
Other assets	6,512	6,079
Total assets	$462,535	$466,650

Liabilities
Deposits - noninterest-bearing	$50,172	$57,986
Deposits - interest-bearing	311,415	308,394
Total deposits	361,587	366,380

Securities sold under agreement to repurchase	13,048	15,013
Federal funds purchased	398	460
Advances from Federal Home Loan Bank	26,914	23,908
Other liabilities	8,578	9,370
Total liabilities	410,525	415,131

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 3,242,725 at March 31, 2007 and 3,250,629 at December 31, 2006	46,122	46,253
Retained earnings	5,735	5,285
Accumulated other comprehensive income (loss), net	153	(19)
Total shareholders' equity	52,010	51,519
Total liabilities and shareholders' equity	$462,535	$466,650

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Interest income
Loans, including fees	$6,086	$3,167
Securities:
Taxable	600	299
Tax exempt	333	190
Other	13	2
Total interest income	7,032	3,658

Interest expense
Deposits	2,827	1,327
Advances from Federal Home Loan Bank	281	289
Other	151	60
Total interest expense	3,259	1,676

Net interest income	3,773	1,982
Provision for loan losses	100	10

Net interest income after
provision for loan losses	3,673	1,972

Noninterest income
Customer service charges	726	260
Insurance and investment commissions	298	204
Loan servicing fees, net	34	21
Gains on sales of loans	77	48
Losses on sales of securities	(2)	(1)
Profit sharing income	54	63
Earnings on life insurance policies	84	23
Other	157	46
Total noninterest income	1,428	664

Noninterest expense
Salaries and benefits	1,937	1,012
Occupancy and equipment	592	278
Data processing	363	156
Professional fees	157	128
Supplies and postage	138	52
Advertising and promotional	69	33
Intangible asset amortization	125	-
Director fees	75	54
Other	339	208
Total noninterest expense	3,795	1,921

Income before income tax	1,306	715
Income tax expense	305	180

Net income	$1,001	$535

Comprehensive income	$1,173	$472

Basic earnings per share	$0.31	$0.32
Diluted earnings per share	$0.31	$0.32

Dividends declared per share	$0.17	$0.17

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)
	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2006	1,649,940	$17,422	$4,594	$(299)	$21,717

Comprehensive income
Net income			535		535
Net change in unrealized gain (loss) on securities available for sale				(63)	(63)
Total comprehensive income					472

Shares issued	4,716	80			80
Change in ESOP repurchase obligation		1			1
Effect of stock options granted		6			6
Cash dividends declared ($0.17 per share)			(281)		(281)

Balance, March 31, 2006	1,654,656	$17,509	$4,848	$(362)	$21,995

Balance, January 1, 2007	3,250,629	$46,253	$5,285	$(19)	$51,519

Comprehensive income
Net income			1,001		1,001
Net change in unrealized gain (loss) on securities available for sale				119	119
Unrealized gain (loss) on postretirement benefit plan obligation				53	53
Total comprehensive income					1,173

Shares issued	2,296	37			37
Shares repurchased	(10,200)	(181)			(181)
Change in ESOP repurchase obligation		2			2
Effect of stock options granted		7			7
Effect of employee stock purchases		4			4
Cash dividends declared ($0.17 per share)			(551)		(551)

Balance, March 31, 2007	3,242,725	$46,122	$5,735	$153	$52,010

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,001	$535
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	10
Depreciation	233	127
Amortization	255	117
Expense related to employee stock options granted	7	6
Expense related to employee stock purchases	4	-
Losses on sales of securities	2	1
Gains on sales of loans	(77)	(48)
Loans originated for sale	(4,453)	(3,015)
Proceeds from loan sales	4,525	2,240
Earnings on bank-owned life insurance	(84)	(20)
Net changes in:
Other assets	(410)	(186)
Other liabilities	(799)	321
Net cash from operating activities	304	88

Cash flows from investing activities:
Securities available for sale:
Sales	448	1,154
Maturities, prepayments and calls	3,502	472
Purchases	(5,323)	(4,860)
Loan originations and payments, net	4,124	2,240
Additions to premises and equipment, net of disposals	(73)	(92)
Purchase of bank-owned life insurance	(150)	-
Purchase of agency book of business	(348)	-
Additional cash payments for direct costs associated with the merger with Valley Ridge Financial Corp.	(72)	-
Net cash from/(used in) investing activities	2,108	(1,086)

Cash flows from financing activities:
Net change in deposits	(4,793)	9,016
Net change in securities sold under agreements to repurchase	(1,965)	(1,468)
Net change in federal funds purchased	(62)	(2,312)
Proceeds from Federal Home Loan Bank advances	8,000	11,000
Payments on Federal Home Loan Bank advances	(5,000)	(16,750)
Issuance of common stock	37	80
Repurchase of common stock	(181)	-
Cash dividends	(551)	(281)
Net cash used in financing activities	(4,515)	(715)

Net change in cash and cash equivalents	(2,103)	(1,713)
Beginning cash and cash equivalents	9,936	4,990

Ending cash and cash equivalents	$7,833	$3,277

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,437	$1,122
Cash paid for income taxes	$-	$100
Loans transferred to other real estate	$84	$65
Goodwill allocated to premises and equipment	$716	$-

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, and the Consolidated Statements of Income and Comprehensive Income, Consolidated Statements of Changes in Shareholders' Equity, and Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and March 31, 2006. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Transactions
A total of 1,024 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $18,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2007. A total of 171 shares of common stock were issued to shareholders for a cash price of $3,000 under the Dividend Reinvestment Plan in the quarter ended March 31, 2007. A total of $1,000 was added to surplus in January 2007 for common stock issued under the Dividend Reinvestment Plan in December 2006. A total of 1,101 shares were issued to employees for a cash price of $15,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2007. The Registrant repurchased 10,200 shares totaling $181,000 from shareholders in the first quarter of 2007.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards Number 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in SFAS No. 159. Therefore, calendar-year companies may be able to adopt SFAS No. 159 for their first quarter 2007 financial statements. ChoiceOne has not adopted the standard early, therefore SFAS No. 159 will become applicable for years beginning January 1, 2008. SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on the Registrant's consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Balance, beginning of period	$3,569	$1,963
Provision charged to expense	100	10
Recoveries credited to the allowance	72	51
Loans charged off	(192)	(93)
Balance, end of period	$3,549	$1,931

Information regarding impaired loans follows:
(Dollars in thousands)	March 31, 2007	December 31, 2006
Loans with no allowance allocated	$1,515	$5,030
Loans with allowance allocated	5,200	1,807
Amount of allowance for loan losses allocated	1,474	942

(Dollars in thousands)	Three Months Ended March 31,
	2007	2006
Average balance during the period	$6,776	$1,399
Interest income recognized thereon	48	29
Cash basis interest income recognized	25	38

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2007	2006
Basic Earnings Per Share:

Net income available to common shareholders	$1,001	$535

Weighted average common shares
outstanding for basic earnings per share	3,247,844	1,650,959

Basic earnings per share	$0.31	$0.32

Net income available to common shareholders	$1,001	$535

Weighted average common shares
outstanding for basic earnings per share	3,247,844	1,650,959
Plus: dilutive effect of assumed
exercise of stock options	2,425	3,159

Weighted average common and potentially
dilutive common shares outstanding	3,250,269	1,654,118

Diluted earnings per share	$0.31	$0.32

There were 23,865 stock options as of March 31, 2007 and 14,365 stock options as of March 31, 2006 considered to be anti-dilutive to earnings per share and thus have been excluded from the calculation above.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (the "Registrant" or "ChoiceOne") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and its wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; changes in market conditions; the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. may not be fully realized at all or within the expected time frames; the level and timing of asset growth; and local and global uncertainties such as acts of terrorism and military actions. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

MERGER WITH VALLEY RIDGE FINANCIAL CORP.

On November 1, 2006, ChoiceOne merged with Valley Ridge Financial Corp. ("Valley Ridge"). At the time of the merger, Valley Ridge was roughly equal in size in terms of assets with ChoiceOne. The income statement for the first quarter of 2007 includes the results of operations for the combined company, while the first three months of 2006 do not include results from Valley Ridge. The balance sheet as of March 31, 2007 and December 31, 2006 includes all of the assets acquired and all of the liabilities assumed from Valley Ridge in the merger. Therefore, a comparison of results of operations for the first quarter of 2007 to the results of operations for the first quarter of 2006 is materially affected as a result of the merger. For more detailed information concerning the merger, see Note 2 to the Registrant's consolidated financial statements which is incorporated by reference in the Registrant's 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary
Net income increased $466,000 or 87% in the first quarter of 2007 compared to the same period in 2006. The increase in net income in the first quarter of 2007 resulted primarily from the merger with Valley Ridge and the restructuring of the Bank's balance sheet in the fourth quarter of 2006. Net interest income was up $1.8 million or 90% for the first quarter of 2007 compared to the first quarter of 2006. The merger added $202 million of earning assets in November 2006. ChoiceOne's interest rate spread was 18 basis points higher in the first quarter of 2007 than in the first quarter of 2006. The merger with Valley Ridge helped reduce the cost of ChoiceOne's deposits as lower cost local deposits replaced higher rate brokered deposits. Loans also repriced upward to a greater extent than certificates of deposit and borrowings. The yield on investment securities increased in the first quarter of 2007 as a result of repositioning the securities portfolio during the fourth quarter of 2006.

The provision for loan losses increased $90,000 in the first quarter of 2007 compared to the same period in the prior year due to a higher level of net charge-offs and nonperforming loans in part due to the merger with Valley Ridge. Noninterest income increased $764,000 or 115% in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the merger. Deposit service charges increased significantly due to the additional checking and savings accounts while insurance and investment commissions and income from bank-owned life insurance also experienced increases. Various categories of other noninterest income were also up $111,000, primarily from the merger with Valley Ridge which more than doubled the volume of accounts serviced. Noninterest expense increased $1,874,000 or 98% in the first quarter of 2007 compared to the first quarter of 2006. Higher employee salaries, occupancy costs, and data processing fees were directly attributable to the merger. Eighty full-time equivalent employees and nine branch offices were added to the organization. Supplies and postage expense increased and advertising costs were higher due to ChoiceOne's branding campaign that began in early 2007. Noninterest expense included $116,000 of intangible amortization in the first quarter of 2007 that resulted from the merger.

The return on average assets was 0.87% for the first three months of 2007, which was the same as the period a year ago. The return on average shareholders' equity was 7.71% for the first quarter of 2007, compared to 9.77% for the first quarter of 2006. The decrease in return on average shareholders' equity is due to the issuance of $28.5 million of common stock in connection with the merger with Valley Ridge.

Dividends
Cash dividends of $551,000 or $0.17 per common share were declared in the first quarter of 2007, compared to $281,000 or $0.17 per common share in the first quarter of 2006. The cash dividend payout percentage was 55% for the first three months of 2007, compared to 53% for the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2007 and 2006, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 328,215	$ 6,098	7.43%	$ 184,204	$ 3,174	6.89%
Taxable securities (2) (3)	48,141	600	4.99	29,061	299	4.12
Nontaxable securities (1) (2)	32,973	505	6.13	19,474	288	5.91
Other	874	13	5.95	132	2	6.06
Interest-earning assets	410,203	7,216	7.04	232,871	3,763	6.46
Noninterest-earning assets	51,325			13,040
Total assets	$ 461,528			$ 245,911

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 88,800	521	2.35%	$ 53,020	331	2.50%
Savings deposits	28,037	35	0.50	8,495	11	0.50
Certificates of deposit	193,223	2,271	4.70	102,312	985	3.85
Advances from Federal Home Loan Bank	22,657	281	4.96	29,155	289	3.97
Other	17,171	151	3.52	8,378	60	2.86
Interest-bearing liabilities	349,888	3,259	3.73	201,360	1,676	3.33
Noninterest-bearing demand deposits	53,331			21,128
Other noninterest-bearing liabilities	6,371			1,528
Shareholders' equity	51,938			21,895
Total liabilities and shareholders' equity	$ 461,528			$ 245,911

Net interest income (tax-equivalent basis) - interest spread		3,957	3.31%		2,087	3.13%
Tax-equivalent adjustment (1)		(184)			(105)
Net interest income		$ 3,773			$ 1,982
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.86%			3.58%

_______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

 Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Three Months Ended March 31, 2007 Over 2006
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$2,924	$2,658	$266
Taxable securities	301	228	73
Nontaxable securities (2)	217	206	11
Other	11	11	-
Net change in tax-equivalent income	3,453	3,103	350

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	190	323	(133)
Savings deposits	24	24	-
Certificates of deposit	1,286	1,030	256
Advances from Federal Home Loan Bank	(8)	(277)	269
Other	91	75	16
Net change in interest expense	1,583	1,175	408
Net change in tax-equivalent net interest income	$1,870	$1,928	$(58)

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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income increased nearly $1.9 million in the first three months of 2007 compared to the same period in 2006. This is because ChoiceOne's interest earning assets have grown $177 million since March 31, 2006. About $196 million of interest earning assets were added from the merger with Valley Ridge in November 2006. Another $6 million of bank-owned life insurance was added from the merger which is not included in Table 1 or 2 as it does not produce interest income, but rather builds cash value on a regular basis. Of the earning assets acquired in the merger with Valley Ridge, approximately $14 million was used to payoff borrowings and other liabilities in the fourth quarter of 2006.

The average balance of loans increased $144 million in the three months ended March 31, 2007 compared to the first three months of 2006. Of this amount, $146 million was acquired in the merger with Valley Ridge. Interest income from loans (on a tax-equivalent basis) increased $2.9 million for the quarter ended March 31, 2007, compared to the same period in 2006. The average balance of total securities increased $32.6 million for the quarter ended March 31, 2007. Of this amount, $36 million was acquired in the merger with Valley Ridge. Higher yields were obtained on securities due to the restructuring of the Bank's portfolio during the fourth quarter of 2006. Interest income from securities rose $518,000 for taxable and tax-exempt securities during the first quarter of 2007 compared to the first quarter of 2006.

The average balance of interest-bearing demand deposits increased $35.8 million in the three months ended March 31, 2007 compared to the first three months of 2006. Of this amount, $32 million was acquired in the merger with Valley Ridge. The higher average balances were partially offset by lower rates paid on interest-bearing demand deposit accounts, which caused interest expense to rise by $190,000 for the quarter ended March 31, 2007. Average rates were lower on interest-bearing demand deposits due to the $32 million of interest-bearing checking accounts assumed from Valley Ridge. The average balance of noninterest-bearing demand deposits grew by $32.2 million in the first three months of 2007, as approximately another $32 million of deposits were acquired in the merger with Valley Ridge which also improved net interest spread. The average balance of savings deposits increased $19.5 million in the three months ended March 31, 2007 compared to the first three months of 2006, with nearly $21 million coming from the merger with Valley Ridge. The interest expense on savings accounts went up $24,000 due to the increased balances. The average balance of certificates of deposit increased $91 million in the three months ended March 31, 2007 compared to the first three months of 2006. Of this amount, $85 million was acquired in the merger with Valley Ridge. The average rate on certificates of deposit was 85 basis points higher than a year ago due to the flattening of the yield curve and repricing upward of existing certificates. Interest expense on certificates of deposit was nearly $1.3 million more in the first quarter of 2007 than the first quarter of 2006. The average balance of advances from the Federal Home Loan Bank ("FHLB") fell $6.5 million; however, $11.4 million of advances were acquired in the merger with Valley Ridge. Advances from the FHLB repriced at higher rates which virtually offset the impact on interest expense from the lower volume of advances outstanding. Interest expense on other funding sources (repurchase agreements and federal funds purchased) increased by $91,000 in the first three months of 2007 compared to the similar period in 2006. The average balance of other funding sources rose $8.8 million, of which $8.6 million was repurchase agreements acquired in the merger with Valley Ridge. Slightly higher rates paid on these borrowings increased the impact to interest expense during 2007.

Net interest income spread was 3.31% (shown in Table 1) for the first three months of 2007, compared to 3.13% for the first three months of 2006. The average yield received on interest-earning assets was up 58 basis points to 7.04%, and the average rate paid on interest-bearing liabilities was up 40 basis points to 3.73% for the quarter ended March 31, 2007 when compared to the same period in the prior year. For the first three months of 2007, funding costs on interest-bearing liabilities have increased but to a lesser extent than the yields earned on loans and securities. The merger with Valley Ridge also added more low-rate and noninterest-bearing deposits to ChoiceOne which benefited tax-equivalent net interest income. Management is focused on maintaining and growing its noninterest-bearing and interest-bearing demand deposit accounts during 2007. Growth of core deposits will enable management to reduce the dependency on brokered certificates of deposit and borrowings from the FHLB.

Provision and Allowance for Loan Losses
The allowance for loan losses decreased $20,000 from December 31, 2006 to March 31, 2007. The provision for loan losses was $90,000 higher in the first three months of 2007 compared to the first quarter of 2006 due to an increase in the loan portfolio and a significantly higher level of nonperforming loans and higher net charge-offs. The allowance was 1.08% of total loans at March 31, 2007 and at December 31, 2006. Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2007		2006
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$8	$8	$47	$12
Real estate, residential	37	-	6	-
Consumer	147	64	40	39
	$192	$72	$93	$51

Net charge-offs in the first three months of 2007 were $78,000 higher than those for the first three months of 2006. Charge-offs of consumer loans were much higher in 2007 primarily due to an increase in the number of checking and savings accounts acquired in the merger with Valley Ridge. Overdrawn checking and savings accounts were charged off against the allowance for loan losses as these were considered an extension of credit to depositors. The number of checking and savings accounts increased 162% since March 31, 2006. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2007, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $764,000 or 115% in the first quarter of 2007 compared to the same period in 2006. Customer service charges were up $466,000 due to the number of transaction accounts increasing 162%, primarily as a result of the merger with Valley Ridge. Insurance and investment commissions grew $94,000 for the first quarter of 2007 compared to first quarter of 2006 due to the acquisition of a book of business from an investment agent affiliated with Valley Ridge. This book of business was purchased from the agent and is being amortized over a 10-year period. Gains on sales of loans were up $29,000 due to a higher percentage of loan originations sold to the secondary market in 2007 than in 2006. Earnings on bank-owned life insurance policies rose $61,000 due to ChoiceOne acquiring $5.7 million of bank-owned life insurance policies from the merger with Valley Ridge. Other noninterest income includes $42,000 of non-recurring income from accounting adjustments posted in the first quarter of 2007 that relate to assets and liabilities acquired from the merger with Valley Ridge. Also contributing to the increase in miscellaneous other noninterest income in the first three months of 2007 as compared to first quarter of 2006 were increased check printing fees, ATM surcharge fees, safety deposit box fees, certificate of deposit withdrawal penalties, and credit card fees as a result of more activity due to the merger with Valley Ridge.

Noninterest Expense
Total noninterest expense increased $1,874,000 or 98% in the first quarter of 2007 compared to the first quarter of 2006. Salaries and benefits were $925,000 or 91% higher in the first three months of 2007 compared to 2006 due to the addition of 80 full-time equivalent employees added from the merger with Valley Ridge. Occupancy expense increased $314,000 or 113% in the quarter ended March 31, 2007 due to the addition of nine branch offices from Valley Ridge. Management has a sale pending on one of the branch offices that is within close proximity to the Bank's main office. No significant gain or loss is expected from the sale of this office. Data processing costs were $207,000 or 133% higher in the first quarter of 2007 due to the merger with Valley Ridge, which more than doubled the number of loan and deposit accounts on the Bank's data processing system. Other data processing costs include amortization of software licenses, internet banking charges, remote item capture costs and automated teller machine (ATM) costs which have all increased due to more customers, employees, and ATMs. Supplies and postage increased $86,000 or 165% due to the merger with Valley Ridge. Stationary, envelopes, receipts and other items were purchased to provide stock for the nine offices acquired from the merger with Valley Ridge. Postage expense is up due to the number of customer accounts expanding more than double, which increased the number of statements, notices, and advices generated for customers. Professional fees include amounts paid to attorneys, accountants and other consultants. Fees paid to consultants were higher in first quarter of 2007 due to an independent valuation of the stock held by the Registrant's Employee Stock Ownership Plan. Advertising expense is up $36,000 or 109% due to a branding campaign launched in 2007. ChoiceOne intends to continue this branding campaign throughout the remainder of 2007. Intangible asset amortization of $125,000 includes amortization on the $4.1 million core deposit intangible asset acquired in the merger with Valley Ridge. This asset is being amortized over a 10-year period on a straight-line basis. Other noninterest expenses such as foreclosed asset expense, insurance costs, correspondent bank charges, courier expense and single business taxes were higher in the first quarter of 2007 versus the same period in 2006. More other real estate owned in the first quarter of 2007 versus the first quarter of 2006 attributed to higher foreclosed asset expense. The merger with Valley Ridge caused the increase in these various other items.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio increased $1.5 million from December 31, 2006 to March 31, 2007. ChoiceOne purchased a mix of government agency, municipal, and equity securities totaling $5.3 million in the first three months of 2007 to maintain the earning assets of the Bank. Approximately $2.3 million in various securities were called or matured in the first quarter of 2007. Principal repayments on mortgage-backed securities totaled $1.2 million in first three months of 2007. Approximately $15 million of securities were sold in the fourth quarter of 2006 as part of a balance sheet restructuring to improve yield on securities for 2007. Management identified various securities with below market yields and small size pools of mortgage-backed securities to sell. Approximately half of the proceeds received were reinvested into securities with market yields, with the other half used to payoff short-term borrowings.

Loans
The loan portfolio (excluding loans held for sale) decreased $4.3 million from December 31, 2006 to March 31, 2007. Loan demand for the first three months of 2007 has been sluggish due in part to the slow economy in Michigan. Commercial loans have dropped nearly $2 million in the first quarter of 2007 as repayments from commercial customers more than offset new commercial loans being funded. Residential real estate loans have declined $2.5 million for the first three months of 2007 due to normal repayments on primarily adjustable rate and balloon mortgages. In the first three months of 2007, the Mortgage Company originated approximately $6.8 million of residential mortgage loans and sold $4.5 million (66%) to secondary market investors. In the first three months of 2006, the Mortgage Company originated approximately $9.7 million of residential mortgage loans and sold $3.0 million (31%) to secondary market investors. Consumer loans remained relatively flat from year-end 2006.

Management anticipates demand for commercial loans in 2007 will depend upon the stability of the local and state economies. The Bank intends to increase its calling efforts with commercial customers as its marketplace has expanded due to the merger with Valley Ridge; however, the level of interest rates may negatively impact demand for consumer and residential real estate loans in 2007.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The average balance of impaired loans has risen significantly for the first three months of 2007 versus the same period in 2006. Impaired loans are up $5.4 million on a quarter to quarter comparison, with $3.5 million attributable to one commercial real estate developer. Also adding to the increase in average impaired loans was the merger with Valley Ridge which occurred in the fourth quarter of 2006 as well as some deterioration of credit since March 2006 due to the Michigan economy and sluggish business climate.

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
(Dollars in thousands)
	March 31,	December 31,
	2007	2006
Loans accounted for on a nonaccrual basis	$ 6,755	$ 6,420
Accruing loans contractually past due 90 days or more as to principal or interest payments	35	278
Loans considered troubled debt restructurings	23	24
Total	$ 6,813	$ 6,722

At March 31, 2007, nonaccrual loans included $6.0 million in commercial industrial and commercial real estate loans, $656,000 in residential real estate loans, and $138,000 in consumer loans. The Bank had $3.3 million in various commercial real estate loans outstanding from one commercial real estate developer. Management believes the specific reserves allocated to these commercial loans are sufficient at March 31, 2007 and is attempting to mitigate future loan losses. At December 31, 2006, nonaccrual loans included $5.9 million in commercial industrial and commercial real estate loans, $351,000 in residential real estate loans, and $133,000 in consumer loans.

Impaired loans are evaluated on an individual basis and specific allocations are made for loans where collateral is insufficient to support the outstanding principal balances of these loans. Management further believes that the general allocation within the allowance for loan losses is sufficient based on the Bank's loan grading system, past due trends and historical charge-off percentages.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. These loans totaled $8.7 million as of March 31, 2007, compared to $8.1 million as of December 31, 2006.

Other Assets
Goodwill resulting from the merger with Valley Ridge was reduced by $716,000 and allocated to the land acquired in the merger with Valley Ridge.

Deposits and Borrowings
Total deposits decreased $4.8 million from December 31, 2006 to March 31, 2007. During the first three months of 2007, checking account balances declined $2.1 million and local certificates of deposit fell $1.7 million; however, money market account balances grew $4.5 million and savings account balances rose $1.2 million. Brokered certificates of deposit were reduced $6.7 million as management has reduced its leverage of these funding sources due to lack of growth in the Bank's earning asset base. This change in the mix of deposits is favorable to the Bank as money market accounts are paid significantly less interest than local and brokered certificates of deposit.

Advances from the Federal Home Loan Bank ("FHLB") increased $3.0 million in the first three months of 2007. Rates paid on these borrowings were more advantageous than those offered on brokered deposits. Securities sold under agreements to repurchase declined $2 million since year-end 2006 due to normal customer usage. Federal funds purchased remained approximately the same as the balance at year-end 2006. Certain securities are also sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding.

Management plans to focus its marketing efforts on growing its local deposits in 2007. This will be challenging due to the state of the Michigan economy and the competitive markets in which ChoiceOne operates. If local deposit growth is insufficient to support asset growth during 2007, management believes that FHLB advances and brokered certificates of deposit can address corresponding funding needs.

Shareholders' Equity
Total shareholders' equity increased approximately $0.5 million from December 31, 2006 to March 31, 2007. Growth in equity resulted primarily from current year's net income, proceeds from the sale of ChoiceOne's stock, and an increase in accumulated other comprehensive income, offset by cash dividends paid and shares repurchased. ChoiceOne repurchased 10,200 shares of its common stock in the first quarter of 2007 compared to none repurchased in the first quarter of 2006. Management anticipates it may continue to repurchase additional shares of its common stock in the remainder of 2007 and retire them.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $304,000 for the three months ended March 31, 2007 compared to $88,000 provided in the same period a year ago. Increased net income, amortization, depreciation and provision for loan losses increased the net cash provided in 2007. Net cash provided from investing activities was $2.1 million in the first quarter of 2007 versus $1.1 million used in investing activities for the first quarter of 2006. Maturities, prepayments and calls of securities provided an additional $3 million of cash in 2007. ChoiceOne had $4.5 million in net cash used in financing activities for the period ended March 31, 2007 compared to $0.7 million in net cash used in the same period a year ago. The cash used by the outflow of deposits in the first quarter of 2007 was offset by increased net proceeds received from FHLB advances compared to the first quarter of 2006.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The rate shock computation as of March 31, 2007 increased net interest income 5% if rates rose 300 basis points and decreased net interest income 5% if rates fell 300 basis points. The economic value of shareholders' equity declined 17% when rates were shocked 300 basis points upward and increased shareholders' equity 18% if rates were shocked 300 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The information concerning quantitative and qualitative disclosures about market risk contained under the caption "Liquidity and Interest Rate Risk" on pages 11 through 13 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2006 is here incorporated by reference. Such Annual Report was previously filed as Exhibit 13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described in the sections of its Annual Report to Shareholders incorporated by reference in response to this item, have not changed materially since the end of 2006. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Registrant may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

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

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 18, 2007, the Registrant issued 1,024 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $18,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 to January 31, 2007	-	-	-	34,202
February 1, 2007 to February 28, 2007	10,200	$ 17.75	10,200	24,002
March 1, 2007 to March 31, 2007	-	-	-	24,002
Total	10,200	$ 17.75	10,200	24,002

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 15, 2007	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2007	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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