Form 10-Q
period 2007-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2007-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes                   No     X

As of July 30, 2007, the Registrant had outstanding 3,245,465 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$8,306	$9,936
Federal funds sold	1,153	-
Cash and cash equivalents	9,459	9,936

Securities available for sale	77,326	77,436
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,264	677
Loans held for sale	559	236

Loans	331,747	331,631
Allowance for loan losses	(3,549)	(3,569)
Loans, net	328,198	328,062

Premises and equipment, net	11,903	11,622
Other real estate owned, net	1,800	1,774
Loan servicing rights, net	883	992
Cash value of life insurance policies	8,366	8,070
Intangible assets, net	4,281	4,182
Goodwill	14,002	14,280
Other assets	6,442	6,079
Total assets	$467,787	$466,650

Liabilities
Deposits - noninterest-bearing	$49,744	$57,986
Deposits - interest-bearing	305,291	308,394
Total deposits	355,035	366,380

Securities sold under agreement to repurchase	12,201	15,013
Federal funds purchased	10,500	460
Advances from Federal Home Loan Bank	29,920	23,908
Other liabilities	8,278	9,370
Total liabilities	415,934	415,131

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 3,244,589 at June 30, 2007 and 3,250,629 at December 31, 2006	46,172	46,253
Retained earnings	6,084	5,285
Accumulated other comprehensive income (loss), net	(403)	(19)
Total shareholders' equity	51,853	51,519
Total liabilities and shareholders' equity	$467,787	$466,650

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,301	$3,195	$12,387	$6,362
Securities:
Taxable	581	345	1,181	644
Tax exempt	350	202	683	392
Other	4	2	17	4
Total interest income	7,236	3,744	14,268	7,402

Interest expense
Deposits	2,835	1,534	5,662	2,861
Advances from Federal Home Loan Bank	382	269	663	558
Other	188	62	339	122
Total interest expense	3,405	1,865	6,664	3,541

Net interest income	3,831	1,879	7,604	3,861
Provision for loan losses	270	25	370	35

Net interest income after provision for loan losses	3,561	1,854	7,234	3,826

Noninterest income
Deposit service charges	872	284	1,598	544
Insurance and investment commissions	310	234	608	438
Gains on sales of loans	79	56	156	104
Gains on sales of securities	2	56	-	55
Loan servicing fees, net	14	21	48	42
Profit-sharing income	17	36	71	99
Earnings on life insurance policies	90	24	174	47
Other	69	22	226	68
Total noninterest income	1,453	733	2,881	1,397

Noninterest expense
Compensation and benefits	2,020	996	3,957	2,008
Occupancy and equipment	534	277	1,126	555
Data processing	391	166	754	322
Professional fees	116	80	273	208
Supplies and postage	140	61	278	113
Advertising and promotional	113	34	182	67
Intangible amortization	124	-	249	-
Director fees	74	40	149	94
Other	350	204	689	412
Total noninterest expense	3,862	1,858	7,657	3,779

Income before income tax	1,152	729	2,458	1,444
Income tax expense	251	184	556	364

Net income	$901	$545	$1,902	$1,080

Comprehensive income	$345	$276	$1,518	$748

Basic earnings per share	$0.28	$0.33	$0.59	$0.65
Diluted earnings per share	$0.28	$0.33	$0.59	$0.65
Dividends declared per share	$0.17	$0.17	$0.34	$0.34

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2006	1,649,940	$17,422	$4,594	$(299)	$21,717

Comprehensive income
Net income			1,080		1,080
Net change in unrealized gain (loss)				(332)	(332)
Total comprehensive income					748

Shares issued	9,821	168			168
Change in ESOP repurchase obligation		1			1
Effect of stock options granted		12			12
Cash dividends declared ($0.34 per share)			(562)		(562)

Balance, June 30, 2006	1,659,761	$17,603	$5,112	$(631)	$22,084

Balance, January 1, 2007	3,250,629	$46,253	$5,285	$(19)	$51,519

Comprehensive income
Net income			1,902		1,902
Net change in unrealized gain (loss)				(384)	(384)
Total comprehensive income					1,518

Shares issued	6,660	105			105
Shares repurchased	(12,700)	(223)			(223)
Change in ESOP repurchase obligation		14			14
Effect of stock options granted		15			15
Effect of employee stock purchases		8			8
Cash dividends declared ($0.34 per share)			(1,103)		(1,103)

Balance, June 30, 2007	3,244,589	$46,172	$6,084	$(403)	$51,853

See accompanying notes to consolidated financial statements.

5

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,902	$1,080
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	370	35
Depreciation	410	256
Amortization	505	225
Expense related to employee stock options and stock purchases	23	12
Gains on sales of securities	-	(55)
Gains on sales of loans	(156)	(104)
Loans originated for sale	(8,926)	(7,284)
Proceeds from loan sales	8,704	7,013
Earnings on bank-owned life insurance	(174)	(41)
Net changes in other assets	(68)	(396)
Net changes in other liabilities	(1,364)	247
Net cash from operating activities	1,226	988

Cash flows from investing activities:
Securities available for sale:
Sales	925	1,230
Maturities, prepayments and calls	8,664	2,143
Purchases	(10,766)	(9,416)
Loan originations and payments, net	(589)	2,519
Purchases of premises and equipment	(327)	(208)
Disposals/sales of premises and equipment	287	2
Purchase of bank-owned life insurance	(150)	-
Purchase of Agency book of business	(348)	-
Additional cash payments for direct costs associated with the merger with Valley Ridge Financial Corp.	(61)	-
Net cash used in investing activities	(2,365)	(3,730)

Cash flows from financing activities:
Net change in deposits	(11,345)	5,780
Net change in securities sold under agreements to repurchase	(2,812)	(822)
Net change in federal funds purchased	10,040	(132)
Proceeds from Federal Home Loan Bank advances	17,000	30,000
Payments on Federal Home Loan Bank advances	(11,000)	(32,750)
Issuance of common stock	105	168
Repurchase of common stock	(223)	-
Cash dividends	(1,103)	(562)
Net cash from financing activities	662	1,682

Net change in cash and cash equivalents	(477)	(1,060)
Beginning cash and cash equivalents	9,936	4,990

Ending cash and cash equivalents	$9,459	$3,930

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,965	$3,249
Cash paid for income taxes	$725	$535
Loans transferred to other real estate	$84	$196
Premises and equipment transferred to other real estate	$54	$-
Goodwill allocated to premises and equipment	$716	$-
Goodwill allocated to other real estate	$186	$-
Goodwill acquired from other liabilities	$(563)	$-

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2007 and June 30, 2006, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2007 and June 30, 2006, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2007 and June 30, 2006. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current economic conditions on the portfolio and historical loss experience of seasoned loan portfolios. See Note 2 to the interim consolidated financial statements for additional information.

Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne's assets reported on the balance sheet as well as its net income.

Stock Transactions
A total of 3,980 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $68,000 under the terms of the Directors' Stock Purchase Plan in the first half of 2007. A total of 171 shares of common stock were issued to shareholders for a cash price of $4,000 under the Dividend Reinvestment Plan in the six months ended June 30, 2007. A total of 2,509 shares were issued to employees for a cash price of $33,000 under the Employee Stock Purchase Plan for the six months ended June 30, 2007. The Registrant repurchased 12,700 shares from shareholders in the amount of $223,000 in the first half of 2007.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Balance at beginning of period	$3,549	$1,931	$3,569	$1,963
Provision charged to expense	270	25	370	35
Recoveries credited to the allowance	68	40	140	91
Loans charged off	(338)	(135)	(530)	(228)

Balance at end of period	$3,549	$1,861	$3,549	$1,861

Information regarding impaired loans follows:
(Dollars in thousands)	June 30, 2007	December 31, 2006
Loans with no allowance allocated	$725	$5,030
Loans with allowance allocated	5,583	1,807
Amount of allowance for loan losses allocated	1,366	942

(Dollars in thousands)	Three Months Ended June 30,
	2007	2006
Average balance during the period	$6,511	$1,347
Interest income recognized thereon	113	29
Cash basis interest income recognized	96	37

(Dollars in thousands)	Six Months Ended June 30,
	2007	2006
Average balance during the period	$6,620	$1,386
Interest income recognized thereon	160	58
Cash basis interest income recognized	122	75

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic Earnings Per Share
Net income available to common
shareholders	$901	$545	$1,902	$1,080

Weighted average common shares outstanding	3,243,090	1,656,773	3,245,454	1,653,882

Basic earnings per share	$0.28	$0.33	$0.59	$0.65

Diluted Earnings Per Share
Net income available to common
shareholders	$901	$545	$1,902	$1,080

Weighted average common shares outstanding	3,243,090	1,656,773	3,245,454	1,653,882
Plus dilutive stock options	1,505	3,243	1,883	3,201

Weighted average common shares outstanding
and potentially dilutive shares	3,244,595	1,660,016	3,247,337	1,657,083

Diluted earnings per share	$0.28	$0.33	$0.59	$0.65

As of June 30, 2007, there were 30,585 stock options that are considered to be anti-dilutive to earnings per share for the three months ended June 30, 2007. There were 23,865 stock options as of June 30, 2007 considered to be anti-dilutive to earnings per share for the six months ended June 30, 2007.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. ("ChoiceOne" or the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank's wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), and ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). This discussion should be read in conjunction with the consolidated financial statements and related notes.

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

MERGER WITH VALLEY RIDGE FINANCIAL CORP.

On November 1, 2006, ChoiceOne merged with Valley Ridge Financial Corp. ("Valley Ridge"). At the time of the merger, Valley Ridge was roughly equal in size in terms of assets with ChoiceOne. The income statement for the three-month and six-month periods ended June 30, 2007 include the results of operations for the combined company, while the three-month and six-month periods ended June 30, 2006 do not include results from Valley Ridge. The balance sheets as of June 30, 2007 and December 31, 2006 include all of the assets acquired and all of the liabilities assumed from Valley Ridge in the merger. Therefore, a comparison of results of operations for the second quarter of 2007 and the first six months of 2007 to the results of operations for the comparable periods of 2006 is materially affected as a result of the merger. For more detailed information concerning the merger, see Note 2 to the Registrant's consolidated financial statements which is incorporated by reference in the Registrant's 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary
Net income increased $356,000 or 65% in the second quarter of 2007 compared to the second quarter of 2006. For the six months ended June 30, 2007, net income increased $822,000 or 76%. The increase in net income for the second quarter of 2007 and first half of 2007 resulted primarily from the merger with Valley Ridge. Net interest income was up $2.0 million for the second quarter and $3.7 million for the first half of 2007 compared to the same periods in 2006. The merger added $202 million of earning assets in November 2006. ChoiceOne's interest rate spread was 52 basis points higher in the second quarter of 2007 and 36 basis points higher in the first six months of 2007 compared to similar periods in the previous year. The merger with Valley Ridge helped reduce the cost of ChoiceOne's deposits as lower cost local deposits replaced higher rate brokered deposits. Yields on investment securities increased for the second quarter and first six months of 2007 as a result of repositioning the securities portfolio during the fourth quarter of 2006. A higher provision for loan losses and increased noninterest expense for the quarter and six months ended June 30, 2007 was partially offset by increased noninterest income.

The return on average assets was 0.82% for the first six months of 2007, compared to 0.88% for the same period a year ago. The return on average shareholders' equity was 7.32% for the first six months of 2007, compared to 9.83% for the first six months of 2006.

Dividends
Cash dividends of $552,000, or $0.17 per share were declared in the second quarter of 2007, compared to $281,000 or $0.17 per share in the second quarter of 2006. The cash dividends declared in the first six months of 2007 were $1,103,000 or $0.34 per share, compared to $562,000 or $0.34 per share declared in 2006. The cash dividend payout percentage was 58% for the first six months of 2007, compared to 52% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2007 and 2006, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 329,469	$ 12,411	7.53%	$ 183,166	$ 6,376	6.96%
Taxable securities (2) (3)	45,127	1,126	4.99	30,564	644	4.21
Nontaxable securities (1) (2)	36,424	1,120	6.15	19,780	594	6.01
Other	510	17	6.67	119	4	6.72
Interest-earning assets	411,530	14,674	7.13	233,629	7,618	6.52
Noninterest-earning assets	51,498			12,837
Total assets	$ 463,028			$ 246,466

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 89,766	$ 1,061	2.36%	$ 51,023	$ 661	2.59%
Savings deposits	28,413	70	0.49	8,388	21	0.50
Certificates of deposit	192,117	4,510	4.70	107,049	2,179	4.07
Advances from Federal Home Loan Bank	25,716	663	5.16	26,845	558	4.16
Other	18,257	360	3.94	8,246	122	2.96
Interest-bearing liabilities	354,269	6,664	3.76	201,551	3,541	3.51
Noninterest-bearing demand deposits	51,877			21,481
Other noninterest-bearing liabilities	4,943			1,468
Shareholders' equity	51,939			21,966
Total liabilities and shareholders' equity	$ 463,028			$ 246,466

Net interest income (tax-equivalent basis) - interest spread		8,010	3.37%		4,077	3.01%
Tax-equivalent adjustment (1)		(406)			(216)
Net interest income		$ 7,604			$ 3,861
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.89%			3.49%

____________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Six Months Ended June 30, 2007 Over 2006
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$6,035	$5,473	$562
Taxable securities	482	348	134
Nontaxable securities (2)	526	511	15
Other	13	13	-
Net change in tax-equivalent income	7,056	6,345	711

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	400	566	(166)
Savings deposits	49	50	(1)
Certificates of deposit	2,331	1,954	377
Advances from Federal Home Loan Bank	105	(64)	169
Other	238	187	51
Net change in interest expense	3,123	2,693	430
Net change in tax-equivalent net interest income	$3,933	$3,652	$281

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

Net Interest Income
As shown in Tables 1 and 2, tax-equivalent net interest income increased $3.9 million in the first six months of 2007 compared to the same period in 2006. This is because ChoiceOne's interest earning assets have grown $178 million since June 30, 2006. Approximately $196 million of interest earning assets were added from the merger with Valley Ridge in November 2006. Another $6 million of bank-owned life insurance was added from the merger which is not included in Table 1 or 2 as it does not produce interest income, but rather builds cash value on a regular basis. Of the earning assets acquired in the merger with Valley Ridge, approximately $14 million was used to pay off borrowings and other liabilities in the fourth quarter of 2006.

The average balance of loans increased $146 million in the six months ended June 30, 2007 compared to the first six months of 2006. This increase relates to loans acquired in the merger with Valley Ridge. Interest income from loans (on a tax-equivalent basis) increased $6.0 million for the six months ended June 30, 2007, compared to the same period in 2006. The average balance of total securities increased $31.2 million for the six months ended June 30, 2007. A total of $36 million of securities was acquired in the merger with Valley Ridge. Higher yields were obtained on securities due to the restructuring of the Bank's portfolio during the fourth quarter of 2006. Interest income from securities rose $1.0 million for taxable and tax-exempt securities during the first six months of 2007 compared to the first six months of 2006.

The average balance of interest-bearing demand deposits increased $38.7 million in the six months ended June 30, 2007 compared to the first six months of 2006. Of this amount, $32 million was acquired in the merger with Valley Ridge. The higher average balances were partially offset by lower rates paid on interest-bearing demand deposit accounts, which caused interest expense to rise by $400,000 for the six months ended June 30, 2007. Average rates were lower on interest-bearing demand deposits due to the $32 million of interest-bearing checking accounts assumed from Valley Ridge. The average balance of noninterest-bearing demand deposits grew by $30.4 million in the first six months of 2007, as approximately another $32 million of deposits were acquired in the merger with

Valley Ridge which also improved net interest spread. The average balance of savings deposits increased $20 million in the six months ended June 30, 2007 compared to the first six months of 2006, with nearly $21 million coming from the merger with Valley Ridge. The interest expense on savings accounts went up $49,000 due to the increased balances. The average balance of certificates of deposit increased $85.3 million in the six months ended June 30, 2007 compared to the first six months of 2006. Of this amount, $85 million was acquired in the merger with Valley Ridge. The average rate on certificates of deposit was 63 basis points higher than a year ago due to the flattening of the yield curve and repricing upward of existing certificates. Interest expense on certificates of deposit was nearly $2.3 million more in the first two quarters of 2007 than the first two quarters of 2006. The average balance of advances from the Federal Home Loan Bank ("FHLB") fell $1.1 million in the first half of 2007 as compared to 2006, while $11.4 million of advances were acquired in the merger with Valley Ridge. Advances from the FHLB have repriced at higher rates which has increased interest expense $105,000 in the first six months of 2007, compared to the same period in 2006. Interest expense on other funding sources (repurchase agreements and federal funds purchased) increased by $238,000 in the first six months of 2007 compared to the same period in 2006. The average balance of other funding sources rose by $10 million in 2007, of which $8.6 million was repurchase agreements acquired in the merger with Valley Ridge. Slightly higher rates paid on these borrowings increased the impact to interest expense during 2007.

Net interest income spread was 3.37% (shown in Table 1) for the first six months of 2007, compared to 3.01% for the first six months of 2006. The average yield received on interest-earning assets was up 61 basis points to 7.13%, and the average rate paid on interest-bearing liabilities was up 25 basis points to 3.76% for the six months ended June 30, 2007 when compared to the same period in the prior year. For the first six months of 2007, funding costs on interest-bearing liabilities have increased but to a lesser extent than the yields earned on loans and securities. The merger with Valley Ridge also added more low-rate and noninterest-bearing deposits to ChoiceOne which benefited tax-equivalent net interest income. Management is focused on maintaining and growing its noninterest-bearing and interest-bearing demand deposit accounts during 2007. Growth of core deposits will enable management to reduce the dependency on brokered certificates of deposit and borrowings from the FHLB.

Tax-equivalent net interest income for the three months ended June 30, 2007 was up $2.1 million from the quarter ended June 30, 2006 largely due to the merger with Valley Ridge. Earning assets for the second quarter of 2007 were up $178 million or 75% higher than the second quarter of 2006. ChoiceOne's net interest income spread was up 52 basis points from 2.85% for the quarter ended June 30, 2006 to 3.37% for the three months ended June 30, 2007. Higher yields on loans and taxable securities were offset by higher rates paid on certificates of deposit and advances from the FHLB. However, the average balance of interest bearing demand deposits burgeoned by $41.5 million and the average rate paid dropped by 31 basis points. This is directly attributable to ChoiceOne acquiring $32 million of interest bearing checking and money market accounts from the merger with Valley Ridge. ChoiceOne's net interest spread also improved 6 basis points and total interest earning assets rose by $2.8 million during the second quarter of 2007 as compared to first quarter of 2007.

Management estimates growth of earning assets may be a challenge for the remainder of 2007 given the lackluster economy in Michigan and depressed real estate values affecting commercial and residential borrowers.

Provision and Allowance for Loan Losses
The allowance for loan losses has declined $20,000 from December 31, 2006 to June 30, 2007. The provision for loan losses was $335,000 higher in the first six months of 2007 compared to 2006, due to a higher levels of net charge-offs and nonperforming loans and continued concerns over the Michigan economy. The allowance was 1.07% of total loans at June 30, 2007 compared to 1.08% at December 31, 2006. The trend of higher net charge-offs in the first and second quarters of 2007 as compared to similar periods in 2006 is in part due to the merger with Valley Ridge.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:
(Dollars in thousands)	2007		2006
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$153	$11	$112	$19
Consumer	301	129	74	72
Real estate, commercial	26	-	-	-
Real estate, residential	50	-	42	-
	$530	$140	$228	$91

Net charge-offs in the first half of 2007 were up $253,000, or almost triple the level from the first half of 2006. Although the higher charge-off level was due in part to the significantly higher total loan balances in 2007 compared to 2006, net charge-offs as a percentage of total loans also increased from an annualized level of 0.10% in the first six months of 2006 to 0.24% in the same period in 2007. Charge-offs of commercial and industrial and commercial real estate loans totaling $93,000 resulted from deteriorating financial conditions for one large commercial land developer. The charge-offs of consumer loans increased significantly in 2007 primarily due to an increase in the number of checking and savings accounts due to the merger with Valley Ridge and an expansion of an overdraft protection program launched in the second quarter of 2007. Overdrawn checking and savings accounts were charged off against the allowance for loan losses as these were considered an extension of credit to depositors. The number of checking and savings accounts increased 161% since June 30, 2006. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2007, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $720,000 or 98% in the second quarter of 2007 compared to the same period in 2006. For the six months ended June 30, 2007, total noninterest income increased $1.5 million or 106% compared to the same period in 2006. Deposit service charges were up $588,000 for the quarter and up $1.1 million year-to-date due to the number of transaction accounts increasing 161%, primarily as a result of the merger with Valley Ridge. An expanded overdraft program was also offered to banking customers beginning in April 2007 which enhanced service charges for the second quarter of 2007. Insurance and investment commissions rose $76,000 for the second quarter of 2007 and $170,000 year-to-date compared to similar periods in 2006 primarily from the acquisition of a book of business from an investment agent affiliated with Valley Ridge. This book of business was purchased from the agent in January 2007 and is being amortized over a 10-year period. Gains on sales of loans were up $23,000 for the second quarter and up $52,000 year-to-date due to more loans being sold with servicing rights released along with an increase in loan originations for sale to the secondary market in 2007 versus 2006. Gains on sales of securities were down $54,000 for the second quarter and $55,000 year-to-date due to the Insurance Agency selling equity securities in 2006 versus none in 2007. Earnings on bank-owned life insurance policies increased $66,000 for the three months ended June 30, 2007 and increased $127,000 year-to-date due to ChoiceOne acquiring $5.7 million of bank-owned life insurance policies in the merger with Valley Ridge. Miscellaneous other noninterest income jumped $47,000 in the second quarter of 2007 and $158,000 in the first half of 2007 as compared to similar periods in the previous year. Increased check printing fees, ATM surcharge fees, safe deposit box fees, certificate of deposit withdrawal penalties, and credit card fees resulting from more activity due to the merger with Valley Ridge were the source of the additional income.

Management estimates that growth in noninterest income will depend on the amount of deposit service charges and the growth of non-banking revenue streams such as insurance and investment commissions and income from mortgage banking activities.

Noninterest Expense
Total noninterest expense increased $2.0 million or 108% in the second quarter of 2007 compared to the same period in 2006. For the six months ended June 30, 2007, total noninterest expense increased $3.9 million or 103% compared to the same period in 2006. Salaries and benefits were up $1,024,000 in the second quarter and $1.9 million for the first half of 2007 compared to similar periods in 2006. ChoiceOne added 80 full-time equivalent employees in the merger with Valley Ridge in November 2006. Occupancy expense increased $257,000 and $571,000 in the second quarter and year-to-date periods ended June 30, 2007, respectively. Nine branch offices were acquired in the merger with Valley Ridge. During the second quarter of 2007, the Bank sold its Sparta State Street office due to its close proximity to the Bank's other Sparta offices. No gain or loss was recorded upon the sale of this banking office since the land and building were valued at market price at the merger date. Data processing costs were $225,000 higher in the second quarter of 2007 and $432,000 higher year-to-date. The merger with Valley Ridge more than doubled the number of loan and deposit accounts on the Bank's data processing system and other data processing costs such as amortization of software licenses, internet banking charges, remote item capture costs and automated teller machine (ATM) costs have increased due to more customers, employees, and ATMs as a result of the merger. Professional fees include amounts paid to attorneys, accountants and other consultants. Legal fees, consulting fees and employee benefit plan administrative fees were higher for the three- and six-month periods of 2007 versus similar periods in 2006. Supplies and postage increased $79,000 for the quarter and $165,000 year-to-date due to the merger with Valley Ridge. Stationary, envelopes, receipts and other items were purchased to provide stock for the nine banking locations acquired in the merger with Valley Ridge. Postage expense is higher due to the number of customer accounts more than doubling which increased the number of statements, notices, and advices generated for customers. Advertising and promotional expense increased $79,000 and $115,000 for the second quarter of 2007 and first half of 2007, respectively. ChoiceOne launched a detailed branding campaign in early 2007 and promoted its deposit switch kits in the second quarter of 2007. ChoiceOne plans to continue the branding campaign for the remainder of 2007. Intangible amortization of $124,000 for the second quarter and $249,000 for the first six months of 2007 includes amortization of the $4.1 million core deposit intangible asset acquired in the merger with Valley Ridge. This asset is being amortized over a 10-year period on a straight-line basis. Director fees are higher in 2007, due to the net change of four more directors to the Registrant's board and five more directors to the Bank's board from the merger with Valley Ridge. Other noninterest expenses such as foreclosed asset expense, insurance costs, correspondent bank charges, courier expense and single business taxes were higher in the second quarter of 2007 and first half of 2007 versus the same periods in 2006. An increased number of foreclosed real estate properties in the 2007 versus 2006 attributed to the higher foreclosed asset expenses. The merger with Valley Ridge caused the increase in these various other items.

Management projects that quarterly noninterest expenses will remain near the level realized in second quarter of 2007 and may possibly increase if asset quality deteriorates and additional resources are necessary for collection and foreclosure.

Income Tax Expense
Income tax expense increased $69,000 and $192,000, respectively, in the second quarter and first six months of 2007 compared to the same periods in 2006. Taxable income was significantly higher in 2007 due to the merger with Valley Ridge offset by higher tax exempt income from securities, loans, and bank-owned life insurance. ChoiceOne's effective tax rate was 22.6% for first half of 2007 versus 25.2% for first half of 2006. The decrease in this rate primarily stems from an increased amount of tax-exempt income.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio remained relatively flat from December 31, 2006 to June 30, 2007. ChoiceOne purchased a mix of government agency, municipal, and equity securities totaling $10.8 million in the first six months of 2007 to replace maturities, principal repayments, and calls within the portfolio. Approximately $5.9 million in various securities were called or matured in the first half of 2007. Principal repayments on securities totaled $2.8 million in first six months of 2007. Approximately $15 million of securities were sold in the fourth quarter of 2006 as part of a balance sheet restructuring to improve yield on securities for 2007. Management identified various securities with below market yields and small size pools of mortgage-backed securities to sell. Approximately half of the proceeds received were reinvested into securities with market yields, with the other half used to pay off short-term borrowings.

Loans
The loan portfolio (excluding loans held for sale) remained relatively flat from December 31, 2006 to June 30, 2007. Loan demand for the first half of 2007 has been sluggish due to the lackluster Michigan economy. Commercial loans have increased nearly $3.5 million since year-end 2006; however, residential real estate loans have declined $3.8 million since year-end 2006 due to normal repayments on primarily adjustable rate and balloon mortgages. Consumer loans have increased approximately $0.3 million from year-end 2006.

Management anticipates demand for all loans in 2007 will depend upon the stability of the local and state economies. The Bank intends to increase its calling efforts with commercial customers as its marketplace has expanded due to the merger with Valley Ridge; however, the level of interest rates and depressed real estate values may negatively impact demand for consumer and residential real estate loans in 2007.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	June 30, 2007	December 31, 2006
Loans accounted for on a nonaccrual basis	$ 5,994	$ 6,420
Accruing loans contractually past due 90 days or more as to principal or interest payments	190	278
Loans considered troubled debt restructurings	328	24
Total	$ 6,512	$ 6,722

At June 30, 2007, nonaccrual loans included $5.3 million in commercial industrial and commercial real estate loans, $661,000 in residential real estate loans, and $50,000 in consumer loans. The Bank had $3.3 million in various commercial real estate loans outstanding from one commercial real estate developer that are nonperforming at June 30, 2007. Management has reviewed its relationship with this developer and a specific loan loss reserve has been recorded. Management believes the specific reserves allocated to its nonperforming loans are sufficient at June 30, 2007; however, management believes future credit deterioration may occur given the status of the Michigan economy. At December 31, 2006, nonaccrual loans included $5.9 million in commercial industrial and commercial real estate loans, $351,000 in residential real estate loans, and $133,000 in consumer loans.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $7.2 million as of June 30, 2007, compared to $8.1 million as of December 31, 2006. About $2.1 million of these loans at December 31, 2006 were paid off in 2007, however, management has classified an additional $1.4 million of loans onto its loan watch list at June 30, 2007. Management is aggressively monitoring the repayment ability of these commercial customers and the associated collateral values for secured loans and has assigned those specific reserves believed to be necessary as of June 30, 2007.

Other Assets
Goodwill decreased $0.3 million from year-end 2006 to June 30, 2007. Goodwill resulted in the merger with Valley Ridge during fourth quarter of 2006. During 2007, goodwill was reduced by $0.7 million and allocated to the land acquired in the merger with Valley Ridge. Goodwill was also was reduced during 2007 by $0.2 million and allocated to other real estate for an asset acquired in the merger with Valley Ridge. Changes in the tax liabilities acquired in the merger with Valley Ridge increased goodwill by approximately $0.6 million in the second quarter of 2007.

Deposits and Borrowings
Total deposits decreased $11.3 million from December 31, 2006 to June 30, 2007. During the first half of 2007, checking account balances declined $5.8 million; however, money market account balances grew $6.1 million, savings account balances rose $1.1 million, and local certificates of deposit increased $1.1 million. Brokered certificates of deposit were reduced by $13.8 million as management has reduced its leverage of these funding sources. This change in the mix of deposits is favorable to the Bank as money market accounts are paid significantly less interest than local and brokered certificates of deposit.

Federal funds purchased increased $10 million since year-end 2006 due to management anticipating pricing declines for various other funding options and federal funds purchased offers flexibility to take advantage of these other options. Advances from the Federal Home Loan Bank ("FHLB") increased $6 million since year-end 2006. The rates paid on these borrowings were more advantageous than those offered on brokered deposits. Securities sold under agreements to repurchase declined $2.8 million since year-end 2006 due to normal customer usage. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Management plans to continue its marketing efforts on growing local deposits to replace brokered deposits and other borrowings for the remainder of 2007. This will be challenging due to some of the competitive markets in which ChoiceOne currently operates. If local deposit growth is insufficient to replace maturing deposits or borrowings in 2007, management believes that advances from the FHLB and brokered certificates of deposit can address the Bank's funding needs.

Shareholders' Equity
Total shareholders' equity increased approximately $0.3 million from December 31, 2006 to June 30, 2007. Growth in equity resulted primarily from current year's net income and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid, a decrease in accumulated other comprehensive income, and shares repurchased. ChoiceOne repurchased 12,700 shares of its common stock in the first half of 2007 compared to none repurchased in the first half of 2006. Management anticipates it will continue to repurchase additional shares of its common stock in the remainder of 2007 and retire them. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007 to buyback 100,000 shares of common stock.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $1.2 million for the six months ended June 30, 2007 compared to $1.0 million provided in the same period a year ago. Increased net income plus a higher provision for loan losses, higher depreciation and higher amortization were offset by a $1.6 million net change in other liabilities. Net cash used in investing activities was $2.4 million for the first half of 2007 compared to $3.7 million used in the first half of 2006. The decrease is due to more cash provided from matured and called securities in 2007 versus 2006. ChoiceOne had $0.7 million in net cash provided from financing activities for the period ended June 30, 2007 compared to $1.7 million in the same period a year ago. The $10 million change in federal funds purchased and $6 million net change in proceeds from FHLB advances offset the $11.3 million of run-off in deposits and the $2.8 million decrease in securities sold under agreements to repurchase during the first six months of 2007. Approximately $5.8 million of growth in deposits during the first six months of 2006 offset some of the $2.8 million net decline in advances from the FHLB during the same period.

Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Bank also has a secured line of credit available from the Federal Reserve Bank. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances. ChoiceOne plans to use current liquidity to fund the repurchases of its common stock.

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The rate shock computation as of June 30, 2007 increased net interest income 2% if rates rose 300 basis points and decreased net interest income 2% if rates fell 300 basis points. The economic value of shareholders' equity declined 15% when rates were shocked 300 basis points upward and increased shareholders' equity 18% if rates were shocked 300 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

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

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Registrant or the Bank is a party to or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business. In the opinion of management, pending or current legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 1A.  Risk Factors.

There has been no material change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 19, 2007, the Registrant issued 748 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $13,000. On May 24, 2007, the Registrant issued 2,208 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $36,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	-	-	-	24,002
May 1, 2007 to May 31, 2007	2,500	$ 16.64	2,500	21,502
June 1, 2007 to June 30, 2007	-	-	-	21,502
Total	2,500	$ 16.64	2,500	21,502

(1) The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 26, 2007, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2010 Annual Meeting:
	Votes For	Votes Withheld	Broker Non-Votes
Frank Berris	2,537,696	79,383	0
Stuart Goodfellow	2,584,887	32,192	0
Gary Gust	2,580,735	36,344	0
Robert Humphreys	2,584,339	32,740	0

Directors Jerome B. Arends, K. Timothy Bull, Dennis Nelson, Jon E. Pike, and Donald VanSingel continue their term until the 2008 Annual Meeting. Directors James A. Bosserd, William F. Cutler Jr., Richard L. Edgar, Paul Johnson, and Andrew Zamiara continue their term until the 2009 Annual Meeting.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2007	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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