Form 10-Q
period 2007-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2007-11-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Yes                   No     X

As of October 31, 2007, the Registrant had outstanding 3,227,152 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$8,894	$9,936
Federal funds sold	-	-
Cash and cash equivalents	8,894	9,936

Securities available for sale	84,108	77,436
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,264	677
Loans held for sale	113	236

Loans	325,595	331,631
Allowance for loan losses	(3,723)	(3,569)
Loans, net	321,872	328,062

Premises and equipment, net	11,873	11,622
Other real estate owned, net	1,368	1,774
Loan servicing rights, net	845	992
Cash value of life insurance policies	8,455	8,070
Intangible assets, net	4,156	4,182
Goodwill	13,826	14,280
Other assets	6,421	6,079
Total assets	$466,499	$466,650

Liabilities
Deposits - noninterest-bearing	$50,425	$57,986
Deposits - interest-bearing	306,258	308,394
Total deposits	356,683	366,380

Advances from Federal Home Loan Bank	27,927	23,908
Securities sold under agreement to repurchase	17,817	15,013
Federal funds purchased	4,020	460
Other liabilities	7,869	9,370
Total liabilities	414,316	415,131

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 3,227,152 at September 30, 2007 and 3,250,629 at December 31, 2006	45,909	46,253
Retained earnings	6,208	5,285
Accumulated other comprehensive income (loss), net	66	(19)
Total shareholders' equity	52,183	51,519
Total liabilities and shareholders' equity	$466,499	$466,650

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$6,327	$3,326	$18,714	$9,688
Securities:
Taxable	501	366	1,682	1,010
Tax exempt	492	209	1,175	601
Other	60	1	77	5
Total interest income	7,380	3,902	21,648	11,304

Interest expense
Deposits	2,947	1,738	8,609	4,599
Advances from Federal Home Loan Bank	377	293	1,040	851
Other	171	73	510	195
Total interest expense	3,495	2,104	10,159	5,645

Net interest income	3,885	1,798	11,489	5,659
Provision for loan losses	665	75	1,035	110

Net interest income after provision for loan losses	3,220	1,723	10,454	5,549

Noninterest income
Deposit service charges	876	289	2,474	833
Insurance and investment commissions	310	192	918	630
Gains on sales of loans	87	47	243	151
Gains on sales of securities	11	41	11	96
Loan servicing fees, net	18	19	66	61
Profit-sharing income	5	15	76	114
Earnings on life insurance policies	98	25	272	72
Other	22	38	248	106
Total noninterest income	1,427	666	4,308	2,063

Noninterest expense
Compensation and benefits	2,069	943	6,026	2,951
Occupancy and equipment	538	288	1,664	843
Data processing	366	157	1,120	479
Professional fees	138	79	411	287
Supplies and postage	108	53	386	166
Advertising and promotional	69	39	251	106
Intangible amortization	125	-	374	-
Director fees	77	40	226	134
Other	369	202	1,058	614
Total noninterest expense	3,859	1,801	11,516	5,580

Income before income tax	788	588	3,246	2,032
Income tax expense	114	138	670	502

Net income	$674	$450	$2,576	$1,530

Comprehensive income	$1,143	$850	$2,661	$1,598

Basic earnings per share	$0.20	$0.27	$0.79	$0.92
Diluted earnings per share	$0.20	$0.27	$0.79	$0.92
Dividends declared per share	$0.17	$0.17	$0.51	$0.51

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2006	1,649,940	$17,422	$4,594	$(299)	$21,717

Comprehensive income
Net income			1,530		1,530
Net change in unrealized gain (loss)				68	68
Total comprehensive income					1,598

Shares issued	14,300	245			245
Effect of stock options granted		18			18
Cash dividends declared ($0.51 per share)			(845)		(845)

Balance, September 30, 2006	1,664,240	$17,685	$5,279	$(231)	$22,733

Balance, January 1, 2007	3,250,629	$46,253	$5,285	$(19)	$51,519

Comprehensive income
Net income			2,576		2,576
Net change in unrealized gain (loss)				85	85
Total comprehensive income					2,661

Shares issued	9,223	138			138
Shares repurchased	(32,700)	(537)			(537)
Change in ESOP repurchase obligation		21			21
Effect of stock options granted		23			23
Effect of employee stock purchases		11			11
Cash dividends declared ($0.51 per share)			(1,653)		(1,653)

Balance, September 30, 2007	3,227,152	$45,909	$6,208	$66	$52,183

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$2,576	$1,530
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,035	110
Depreciation	624	391
Amortization	746	324
Expense related to employee stock options and stock purchases	34	18
Gains on sales of securities	(11)	(96)
Gains on sales of loans	(243)	(151)
Loans originated for sale	(13,260)	(10,054)
Proceeds from loan sales	13,534	10,426
Earnings on bank-owned life insurance	(272)	(72)
Net changes in other assets	446	(125)
Net changes in other liabilities	(1,831)	219
Net cash from operating activities	3,378	2,520

Cash flows from investing activities:
Securities available for sale:
Sales	3,894	2,100
Maturities, prepayments and calls	13,453	3,676
Purchases	(24,603)	(14,866)
Loan (originations) and repayments, net	5,007	(1,333)
Purchases of premises and equipment, net of disposals/sales	(227)	(221)
Purchase of bank-owned life insurance	(150)	-
Purchase of agency book of business	(348)	-
Additional cash payments for direct costs associated with the merger with Valley Ridge Financial Corp.	(61)	-
Net cash used in investing activities	(3,035)	(10,644)

Cash flows from financing activities:
Net change in deposits	(9,697)	18,564
Net change in securities sold under agreements to repurchase	2,804	(1,770)
Net change in federal funds purchased	3,560	(2,055)
Proceeds from Federal Home Loan Bank advances	20,000	56,000
Payments on Federal Home Loan Bank advances	(16,000)	(62,750)
Issuance of common stock	138	245
Repurchase of common stock	(537)	-
Cash dividends	(1,653)	(845)
Net cash (used in)/from financing activities	(1,385)	7,389

Net change in cash and cash equivalents	(1,042)	(735)
Beginning cash and cash equivalents	9,936	4,990

Ending cash and cash equivalents	$8,894	$4,255

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,495	$5,172
Cash paid for income taxes	$900	$685
Loans transferred to other real estate	$149	$394
Premises and equipment transferred to other real estate	$54	$-
Goodwill allocated to premises and equipment	$716	$-
Goodwill allocated to other real estate	$186	$-
Goodwill acquired from other liabilities	$(387)	$-

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2007 and September 30, 2006, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2007 and September 30, 2006, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2007 and September 30, 2006. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Stock Transactions
A total of 4,966 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $83,000 under the terms of the Directors' Stock Purchase Plan in the first nine months of 2007. A total of 4,086 shares were issued to employees for a cash price of $51,000 under the Employee Stock Purchase Plan for the nine months ended September 30, 2007. A total of 171 shares of common stock were issued to shareholders for a cash price of $3,000 under the Dividend Reinvestment Plan in the nine months ended September 30, 2007. An adjustment to common stock for $1,000 was recorded in January 2007 for shares issued in December 2006 under the Dividend Reinvestment Plan. ChoiceOne repurchased 32,700 shares from shareholders in the amount of $537,000 during the first nine months of 2007.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Balance at beginning of period	$3,549	$1,861	$3,569	$1,963
Provision charged to expense	665	75	1,035	110
Recoveries credited to the allowance	79	114	219	342
Loans charged off	(570)	(40)	(1,100)	(131)

Balance at end of period	$3,723	$1,862	$3,723	$1,862

Information regarding impaired loans follows:
(Dollars in thousands)	September 30, 2007	December 31, 2006
Loans with no allowance allocated	$753	$5,030
Loans with allowance allocated	4,975	1,807
Amount of allowance for loan losses allocated	1,358	942

(Dollars in thousands)	Three Months Ended September 30,
	2007	2006
Average balance during the period	$6,018	$1,752
Interest income recognized thereon	52	25
Cash basis interest income recognized	34	31

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2006
Average balance during the period	$6,397	$1,575
Interest income recognized thereon	212	84
Cash basis interest income recognized	156	106

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic Earnings Per Share
Net income available to common shareholders	$674	$450	$2,576	$1,530

Weighted average common shares outstanding	3,236,724	1,661,429	3,242,512	1,656,425

Basic earnings per share	$0.20	$0.27	$0.79	$0.92

Diluted Earnings Per Share
Net income available to common shareholders	$674	$450	$2,576	$1,530

Weighted average common shares outstanding	3,236,724	1,661,429	3,242,512	1,656,425
Plus dilutive stock options	784	2,965	1,486	3,109

Weighted average common shares outstanding
and potentially dilutive shares	3,237,508	1,664,394	3,243,998	1,659,534

Diluted earnings per share	$0.20	$0.27	$0.79	$0.92

As of September 30, 2007, there were 30,585 stock options that are considered to be anti-dilutive to earnings per share for the three- and nine-month periods ended September 30, 2007. As of September 30, 2006, there were 14,365 stock options considered to be anti-dilutive to earnings per share. These stock options have been excluded from the calculation above.

NOTE 4 - SUBSEQUENT EVENT

On October 1, 2007, the Insurance Agency sold its property and casualty insurance line of business to another insurance agency. This sale will result in a non-recurring gain of approximately $875,000 to be recorded in the fourth quarter of 2007. The Registrant estimates that noninterest income and noninterest expense related to these insurance activities will decrease in future reporting periods as a result of the sale. The Insurance Agency will continue to sell life, disability and health insurance policies to its customers. It will also continue to sell mutual funds, annuities and other investment products through its brokerage department.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; changes in market conditions; the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. may not be fully realized at all or within the expected time frames; the level and timing of asset growth; local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

MERGER WITH VALLEY RIDGE FINANCIAL CORP.

On November 1, 2006, ChoiceOne merged with Valley Ridge Financial Corp. ("Valley Ridge"). At the time of the merger, Valley Ridge was roughly equal in size in terms of assets with ChoiceOne. The income statement for the three-month and nine-month periods ended September 30, 2007 include the results of operations for the combined company, while the three-month and nine-month periods ended September 30, 2006 do not include results from Valley Ridge. The balance sheets as of September 30, 2007 and December 31, 2006 include all of the assets acquired and all of the liabilities assumed from Valley Ridge in the merger. Therefore, a comparison of results of operations for the third quarter of 2007 and the first nine months of 2007 to the results of operations for the comparable periods of 2006 is materially affected as a result of the merger. For more detailed information concerning the merger, see Note 2 to the Registrant's consolidated financial statements which is incorporated by reference in the Registrant's 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Summary
Net income increased $224,000 or 50% in the third quarter of 2007 compared to the third quarter of 2006. Net income decreased $227,000 or 25% compared to $901,000 earned in the second quarter of 2007. Net income increased $1.0 million or 68% for the nine months ended September 30, 2007, compared to the same period in 2006. The increase in net income for the third quarter of 2007 and first nine months of 2007 compared to the same periods in the prior year resulted primarily from the merger with Valley Ridge. Net interest income was up $2.1 million for the third quarter and $5.8 million for the first nine months of 2007 compared to the same periods in 2006. The merger added $202 million of earning assets in November 2006. ChoiceOne's interest rate spread was 76 basis points higher in the third quarter of 2007 and 47 basis points higher in the first nine months of 2007 compared to similar periods in the previous year. The merger with Valley Ridge helped reduce the cost of ChoiceOne's deposits as lower cost local deposits replaced higher rate brokered deposits. Yields on investment securities increased in the third quarter and first nine months of 2007 as a result of repositioning the securities portfolio during the fourth quarter of 2006 and securities purchased during the first three quarters of 2007. A higher provision for loan losses and increased noninterest expense for the quarter and nine months ended September 30, 2007 was partially offset by increased noninterest income.

Return on average assets and return on average shareholders' equity was 0.58% and 5.18%, respectively, for the third quarter of 2007, compared to 0.71% and 8.01%, respectively, for the third quarter of 2006. The return on average assets was 0.74% for the first nine months of 2007, compared to 0.82% for the first nine months of 2006. The return on average shareholders' equity was 6.61% for the first nine months of 2007, compared to 9.20% for the first nine months of 2006. The decrease in the return on shareholder's equity partially resulted from the issuance of $28.5 million in common stock in connection with the merger of Valley Ridge.

Dividends
Cash dividends of $550,000, or $0.17 per share were declared in the third quarter of 2007, compared to $283,000 or $0.17 per share in the third quarter of 2006. The cash dividends declared in the first nine months of 2007 were $1,653,000 or $0.51 per share, compared to $845,000 or $0.51 per share declared in 2006. The cash dividend payout percentage was 64% for the first nine months of 2007, compared to 55% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2007 and 2006, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 328,609	$ 18,749	7.61%	$ 183,701	$ 9,710	7.05%
Taxable securities (2) (3)	43,964	1,682	5.10	31,333	1,010	4.30
Nontaxable securities (1) (2)	38,746	1,780	6.13	20,358	910	5.96
Other	1,849	77	5.55	107	5	6.23
Interest-earning assets	413,168	22,288	7.19	235,499	11,635	6.59
Noninterest-earning assets	51,345			12,938
Total assets	$ 464,513			$ 248,437

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 91,502	$ 1,663	2.42%	$ 50,576	$ 1,024	2.70%
Savings deposits	28,333	105	0.49	8,250	31	0.50
Certificates of deposit	189,006	6,841	4.83	110,624	3,544	4.27
Advances from Federal Home Loan Bank	26,650	1,040	5.20	26,007	851	4.36
Other	18,245	510	3.73	8,237	195	3.16
Interest-bearing liabilities	353,736	10,159	3.83	203,694	5,645	3.70
Noninterest-bearing demand deposits	50,676			21,152
Other noninterest-bearing liabilities	8,117			1,429
Shareholders' equity	51,984			22,162
Total liabilities and shareholders' equity	$ 464,513			$ 248,437

Net interest income (tax-equivalent basis) - interest spread		12,129	3.36%		5,990	2.89%
Tax-equivalent adjustment (1)		(640)			(331)
Net interest income		$ 11,489			$ 5,659
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.91%			3.39%

______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Nine Months Ended September 30, 2007 Over 2006
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$9,039	$8,212	$827
Taxable securities	672	459	213
Nontaxable securities (2)	870	844	26
Other	72	73	(1)
Net change in tax-equivalent income	10,653	9,588	1,065

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	639	815	(176)
Savings deposits	74	75	(1)
Certificates of deposit	3,297	2,787	510
Advances from Federal Home Loan Bank	189	21	168
Other	315	274	41
Net change in interest expense	4,514	3,972	542
Net change in tax-equivalent net interest income	$6,139	$5,616	$523

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $640,000 and $331,000 for the nine months ended September 30, 2007 and 2006, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $6.1 million in the first nine months of 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, ChoiceOne's interest earning assets are up $178 million as compared the same period for 2006. Approximately $196 million of interest earning assets were added from the merger with Valley Ridge in November 2006. Of the earning assets acquired in the merger, approximately $14 million was used to pay off borrowings and other liabilities in the fourth quarter of 2006. Another $6 million of bank-owned life insurance was added from the merger which is not included in Table 1 or 2 as it does not produce interest income, but rather builds cash value on a regular basis.

The average balance of loans increased $145 million in the nine months ended September 30, 2007 compared to the first nine months of 2006. ChoiceOne acquired $146 million of loans in the merger with Valley Ridge. The interest income from loans (on a tax-equivalent basis) increased $9.0 million for the nine months ended September 30, 2007, compared to the same period in 2006. The average balance of total securities increased $31 million for the nine months ended September 30, 2007. A total of $36 million of securities was acquired in the merger with Valley Ridge. Higher yields were obtained on securities in 2007 due to the restructuring of the Bank's portfolio during the fourth quarter of 2006 and the first three quarters of 2007. Tax-equivalent interest income from securities rose $1.5 million for taxable and tax-exempt securities during the first nine months of 2007 compared to the first nine months of 2006.

The average balance of interest-bearing demand deposits increased nearly $41 million in the nine months ended September 30, 2007 compared to the first nine months of 2006. Of this amount, $32 million was acquired in the merger with Valley Ridge. The higher average balances were partially offset by lower rates paid on interest-bearing demand deposit accounts, which caused interest expense to rise by $639,000 for the nine months ended September 30, 2007. Average rates were lower on interest-bearing demand deposits due to the $32 million of interest-bearing checking accounts assumed from Valley Ridge. The average balance of noninterest-bearing demand deposits grew by $29.5 million in the first nine months of 2007, as approximately another $32 million of deposits were acquired in the merger with Valley Ridge, which also improved net interest spread. The average balance of savings deposits increased $20 million in the nine months ended September 30, 2007 compared to the first nine months of 2006, with nearly $21 million coming from the merger with Valley Ridge. The interest expense on savings accounts was up $74,000 due to the increased balances. The average balance of certificates of deposit increased $78.4 million in the nine months ended September 30, 2007 compared to the first nine months of 2006. ChoiceOne acquired $85 million of certificates of deposit in the merger with Valley Ridge. The average rate on certificates of deposit was 56 basis points higher than a year ago due to new certificates issued and existing certificates rolling over at higher rates. Interest expense on certificates of deposit was $3.3 million more in the first nine months of 2007 than the first nine months of 2006. The average balance of advances from the Federal Home Loan Bank ("FHLB") rose $0.6 million in the first nine months of 2007 as compared to 2006. ChoiceOne acquired $11.4 million in advances in the merger with Valley Ridge, but has paid down these borrowings significantly since November 2006. The average rate paid on advances from the FHLB has risen over the past 12 months as substantially lower rate advances have matured in the last 12 months which has increased interest expense $189,000 in the first nine months of 2007, compared to the same period in 2006. Interest expense on other funding sources (repurchase agreements and federal funds purchased) increased by $315,000 in the first nine months of 2007 compared to the same period in 2006. The average balance of other funding sources rose by $10 million in 2007, of which $8.6 million was repurchase agreements acquired in the merger with Valley Ridge. Slightly higher rates paid on these borrowings increased the impact to interest expense during 2007.

Net interest income spread was 3.36% (shown in Table 1) for the first nine months of 2007, compared to 2.89% for the first nine months of 2006. The average yield received on interest-earning assets was up 60 basis points to 7.19%, and the average rate paid on interest-bearing liabilities was up 13 basis points to 3.83% for the nine months ended September 30, 2007 when compared to the same period in the prior year. For the first nine months of 2007, funding costs on interest-bearing liabilities have increased but to a lesser extent than the yields earned on loans and securities. The merger with Valley Ridge also added more low-rate and noninterest-bearing deposits to ChoiceOne which benefited tax-equivalent net interest income. Management is focused on maintaining and growing its noninterest-bearing and interest-bearing demand deposit accounts during 2007. Growth of core deposits will enable management to reduce the dependency on brokered certificates of deposit and borrowings from the FHLB.

Tax-equivalent net interest income for the three months ended September 30, 2007 was up $2.2 million from the quarter ended September 30, 2006 largely due to the merger with Valley Ridge. Earning assets for the third quarter of 2007 were up $177 million or 74% higher than the third quarter of 2006. ChoiceOne's net interest income spread was up 76 basis points from 2.67% for the quarter ended September 30, 2006 to 3.43% for the three months ended September 30, 2007. Higher yields on loans and taxable securities were offset by higher rates paid on certificates of deposit and advances from the FHLB. However, the average balance of interest bearing demand deposits grew by $45.2 million and the average rate paid dropped by 38 basis points. ChoiceOne acquired $32 million of interest bearing checking and money market accounts in the merger with Valley Ridge. ChoiceOne's net interest spread also improved 6 basis points and total interest earning assets rose by $3.2 million during the third quarter of 2007 as compared to second quarter of 2007.

Management estimates growth of earning assets will be difficult for the remainder of 2007 given the lackluster economy in Michigan and depressed real estate values affecting commercial and residential borrowers.

Provision and Allowance for Loan Losses
The allowance for loan losses has grown $154,000 from December 31, 2006 to September 30, 2007. The allowance growth occurred in spite of a decline in total loans of $6.0 million or 2% since year-end. Slightly over $1.0 million of commercial loans with specific reserves allocated at December 31, 2006 had charge-offs totaling $285,000 in the first nine months of 2007. The provision for loan losses was $925,000 higher in the first nine months of 2007 compared to 2006, due to higher net charge-offs, higher nonperforming loan balances, deterioration in certain commercial credits, and continued concerns over the Michigan economy. The allowance was 1.14% of total loans at September 30, 2007 compared to 1.08% at December 31, 2006. The higher net charge-off level experienced in the first three quarters of 2007 as compared to similar periods in 2006 is in part due to the merger with Valley Ridge.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:
(Dollars in thousands)	2007		2006
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$33	$3	$-	$-
Commercial and industrial	418	10	169	40
Consumer	446	196	124	91
Real estate, commercial	77	1	-	-
Real estate, residential	126	9	49	-
	$1,100	$219	$342	$131

Net charge-offs in the first nine months of 2007 were up $670,000, which was significantly higher than first nine months of 2006. Some of the higher charge-off level was due to the merger with Valley Ridge in November 2006 which has nearly doubled the size of the loan portfolio from a year ago. Net charge-offs as a percentage of average loans also increased from a ratio of 0.11% in the first nine months of 2006 to 0.27% in the same period in 2007. Various commercial and industrial borrowers have had sizable charge-offs in 2007 as a result of deteriorating business conditions within the local economy. The charge-offs of consumer loans have increased significantly in 2007 primarily from the charge-off of overdrafts. Net charge-offs of overdrafts comprised $159,000 of the consumer loan total of $250,000 in the first nine months of 2007, compared to $17,000 of $33,000 in the same period in 2006. Overdrawn checking and savings accounts are charged off against the allowance for loan losses as these are considered an extension of credit to depositors. The number of checking and savings accounts increased 156% since September 30, 2006 due to the merger with Valley Ridge and an expanded overdraft protection program launched in the second quarter of 2007 has increased the amount of overdraft accounts being charged off. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2007, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $761,000 or 114% in the third quarter of 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, total noninterest income increased $2.2 million or 109% compared to the same period in 2006. Deposit service charges were up $587,000 for the quarter and $1.6 million year-to-date due to the number of transaction accounts increasing 156%, primarily as a result of the merger with Valley Ridge. An expanded overdraft program was also offered to banking customers beginning in April 2007 which enhanced service charges for the second and third quarters of 2007. Insurance and investment commissions rose $118,000 for the third quarter of 2007 and $288,000 year-to-date compared to similar periods in 2006 primarily from the acquisition of a book of business from an investment agent affiliated with Valley Ridge. This book of business was purchased from the agent in January 2007 and is being amortized over a 10-year period. Gains on sales of loans were up $40,000 for the third quarter and up $92,000 year-to-date due to more loans being sold with servicing rights released along with an increase in loan originations for sale to the secondary market in 2007 versus 2006. Gains on sales of securities were down $30,000 for the third quarter of 2007 and $85,000 year-to-date due to the Insurance Agency selling equity securities in 2006 versus no sales in 2007. Earnings on bank-owned life insurance policies increased $73,000 for the three months ended September 30, 2007 and increased $200,000 year-to-date due to ChoiceOne acquiring $5.7 million of bank-owned life insurance policies in the merger with Valley Ridge. Miscellaneous other noninterest income was down $16,000 in the third quarter of 2007; however, it was up $142,000 in the first nine months of 2007 compared to similar periods in the previous year. Increased check printing fees, ATM surcharge fees, safe deposit box fees, certificate of deposit withdrawal penalties, and credit card fees resulting from more activity due to the merger with Valley Ridge were the source of the additional income.

Management estimates that noninterest income will decrease in future quarters due to the sale of the property and casualty insurance lines of business during October 2007 (see Note 4 to the Interim Consolidated Financial Statements). Management believes that the impact of this sale may be offset by increased revenue from its investment brokerage line of business, which was bolstered in early 2007 by the purchase of an investment book of business mentioned in the previous paragraph. In addition, management plans to emphasize growth of checking and savings deposit accounts in future quarters, which could cause an increase in deposit service charges.

Noninterest Expense
Total noninterest expense increased $2.1 million or 114% in the third quarter of 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, total noninterest expense increased $5.9 million or 106% compared to the same period in 2006. Salaries and benefits were up $1.1 million in the third quarter and $3.1 million for the first nine months of 2007 compared to similar periods in 2006. ChoiceOne added 80 full-time equivalent employees in the merger with Valley Ridge in November 2006.

Occupancy expense increased $250,000 and $821,000 in the third quarter and year-to-date periods ended September 30, 2007, respectively, compared to the prior year. Nine branch offices were acquired in the merger with Valley Ridge. During the second quarter of 2007, the Bank sold its Sparta State Street office due to its close proximity to the Bank's other Sparta offices. No gain or loss was recorded upon the sale of this banking office since the land and building were valued at market price at the merger date. Data processing costs were $209,000 higher in the third quarter of 2007 and $641,000 higher year-to-date. The merger with Valley Ridge more than doubled the number of loan and deposit accounts on the Bank's data processing system and other data processing costs such as amortization of software licenses, internet banking charges, remote item capture costs and automated teller machine (ATM) costs have increased due to more customers, employees, and ATMs as a result of the merger. Professional fees include amounts paid to attorneys, accountants and other consultants. Legal fees, consulting fees and employee benefit plan administrative fees were $59,000 and $124,000 higher for the three- and nine-month periods ended September 30, 2007 versus similar periods in 2006. Supplies and postage increased $55,000 for the third quarter and $220,000 year-to-date due to the merger with Valley Ridge. Stationary, envelopes, receipts and other items were purchased to provide stock for the nine banking locations acquired in the merger with Valley Ridge. Postage expense is higher due to the number of customer accounts more than doubling which increased the number of statements, notices, and advices generated for customers. Advertising and promotional expense increased $30,000 and $145,000 for the third quarter of 2007 and first nine months of 2007, respectively. ChoiceOne launched a detailed branding campaign in early 2007 and promoted a deposit switch campaign during the second and third quarters of 2007. ChoiceOne plans to continue a branding campaign for the remainder of 2007. Intangible amortization of $125,000 for the third quarter and $374,000 for the first nine months of 2007 includes amortization of the $4.1 million core deposit intangible asset acquired in the merger with Valley Ridge. This asset is being amortized over a 10-year period on a straight-line basis. Director fees are higher in 2007, due to the net change of four more directors to the Registrant's board and five more directors to the Bank's board from the merger with Valley Ridge. Other noninterest expenses such as foreclosed asset expense, insurance costs, correspondent bank charges, courier expense and single business taxes were higher in the third quarter of 2007 and first nine months of 2007 versus the same periods in 2006. An increased number of foreclosed real estate properties in the 2007 versus 2006 attributed to the higher foreclosed asset expenses. The merger with Valley Ridge caused the increase in these various other items.

Management projects future noninterest expense will be reduced due to the sale of its property and casualty line of business and the related costs. Legal fees and foreclosed real estate costs may increase if asset quality deteriorates and additional resources are necessary for collection and foreclosure.

Income Tax Expense
Income tax expense decreased $24,000 in the third quarter of 2007 and increased $168,000 in the first nine months of 2007 compared to the same periods in 2006. Taxable income was significantly higher in 2007 due to the merger with Valley Ridge offset by higher tax exempt income from securities, loans, and bank-owned life insurance. ChoiceOne's effective tax rate was 20.6% for the first nine months of 2007 versus 24.7% for the first nine months of 2006. The decrease in this rate primarily stems from an increased amount of tax-exempt income in 2007 compared to the prior year.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio increased $6.7 million from December 31, 2006 to September 30, 2007. ChoiceOne has purchased a mix of government agency, municipal, and equity securities totaling $24.6 million in the first nine months of 2007 to replace maturities, principal repayments, and calls within the securities portfolio and maintain earning assets of the Bank at a certain level. Approximately $9.0 million in various securities were called or matured since year-end 2006. Principal repayments on securities totaled $4.5 million in the first nine months of 2007. Approximately $15 million of securities were sold in the fourth quarter of 2006 as part of a balance sheet restructuring to improve ChoiceOne's yield on securities for 2007. Management identified various securities with below market yields and small size pools of mortgage-backed securities to sell. Approximately half of the proceeds received were reinvested into securities with higher market yields, with the other half used to pay off short-term borrowings.

Loans
The loan portfolio (excluding loans held for sale) has declined $6.0 million from December 31, 2006 to September 30, 2007. Loan demand for the first nine months of 2007 has been sluggish due to the lackluster Michigan economy. Commercial, commercial real estate and agricultural loans have dropped a total of $0.6 million since year-end 2006. The Bank has received payoffs in 2007 on various participated commercial loans totaling $3.6 million. Consumer loans have increased approximately $0.7 million from year-end 2006, with more direct consumer loans replacing various indirect consumer loans. Residential real estate loans have declined $6.1 million since year-end 2006 due to normal repayments on primarily adjustable rate and balloon mortgages. The Mortgage Company received payoffs of participated mortgage loans totaling $1.4 million since year-end 2006. Depressed real estate values have significantly impacted the demand for residential real estate loans during 2007.

Management anticipates loan demand for the remainder of 2007 will depend upon the stability of the local and state economies. The economy in Michigan is not expected to grow as fast as other parts of the United States.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired has declined from $6.8 million as of December 31, 2006 to $5.7 million as of September 30, 2007. The amount of loans with no allowance allocated has decreased since year end, while the balance of loans with an allowance allocated has increased. This movement between the two categories was primarily due to certain commercial credits, which had no specific allowance as of the end of 2006 but were assigned specific allowances during 2007 due to deterioration in collateral values or the financial condition of the borrowers.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	September 30, 2007	December 31, 2006
Loans accounted for on a nonaccrual basis	$ 5,653	$ 6,420
Accruing loans contractually past due 90 days or more as to principal or interest payments	152	278
Loans considered troubled debt restructurings	667	24
Total	$ 6,472	$ 6,722

At September 30, 2007, nonaccrual loans included $4.3 million in commercial industrial and commercial real estate loans, $1.2 million in residential real estate loans, and $128,000 in consumer loans. The Bank had $2.9 million in various commercial real estate loans outstanding from one commercial real estate developer that were nonperforming at September 30, 2007. Management has reviewed its relationship with this developer and a specific loan loss reserve has been recorded. Management believes the specific reserves allocated to its nonperforming loans are sufficient at September 30, 2007; however, management believes future credit deterioration may occur given the status of the Michigan economy. At December 31, 2006, nonaccrual loans included $5.9 million in commercial industrial and commercial real estate loans, $351,000 in residential real estate loans, and $133,000 in consumer loans.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers' abilities to comply with the original loan terms. The total balance of these loans was $10.8 million as of September 30, 2007, compared to $8.1 million as of December 31, 2006. Management is aggressively monitoring the repayment ability of these commercial customers and the associated collateral values for secured loans and has assigned those specific reserves believed to be necessary as of September 30, 2007.

Other Assets
Goodwill resulted in the merger with Valley Ridge during fourth quarter of 2006. During 2007, goodwill was reduced by $0.7 million and allocated to the land acquired in the merger with Valley Ridge. Goodwill was also was reduced during 2007 by $0.2 million and allocated to other real estate for an asset acquired in the merger with Valley Ridge. Changes in the tax liabilities acquired in the merger with Valley Ridge increased goodwill by approximately $0.4 million during 2007.

Deposits and Borrowings
Total deposits decreased $9.7 million from December 31, 2006 to September 30, 2007. Since year-end 2006, checking account balances have declined $1.2 million; however, money market account balances have risen $6.3 million. Savings account balances have been flat since year-end 2006; however, local certificates of deposit have increased $3.0 million. Brokered certificates of deposit were reduced by $17.8 million since December 2006 as management has reduced its leverage of these funding sources. This change in the mix of deposits is favorable to the Bank as money market accounts are paid a significantly lower interest rate than local and brokered certificates of deposit.

Federal funds purchased increased $3.6 million since year-end 2006 due to deposits decreasing and management anticipating pricing declines for various other funding options. Advances from the Federal Home Loan Bank ("FHLB") increased $4.0 million since year-end 2006. The rates paid on these borrowings were more advantageous than those offered on brokered deposits. Securities sold under agreements to repurchase increased $2.8 million since year-end 2006 as a $5.0 million structured repurchase agreement was obtained during the third quarter of 2007. This new borrowing was offset by a decline in the Bank's overnight repurchase agreements. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Management plans to continue its marketing efforts towards growing local deposits to replace maturing brokered deposits and other borrowings for the remainder of 2007. If local deposit growth is insufficient to replace maturing deposits or borrowings in 2007, management believes that new advances from the FHLB, brokered certificates of deposit, and structured repurchase agreements can address the Bank's funding needs.

Shareholders' Equity
Total shareholders' equity increased $664,000 from December 31, 2006 to September 30, 2007. Growth in equity resulted primarily from current year's net income, proceeds from the sale of ChoiceOne's stock, and an increase in accumulated other comprehensive income, offset by cash dividends paid and shares repurchased. ChoiceOne repurchased 32,700 shares of its common stock in the first nine months of 2007 compared to none repurchased in the first nine months of 2006. Management may repurchase additional shares of its common stock in the remainder of 2007 and retire them. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares of common stock.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $3.4 million for the nine months ended September 30, 2007 compared to $2.5 million provided in the same period a year ago. Increased net income plus a higher provision for loan losses, higher depreciation and higher amortization were offset by a $2.0 million negative net change in other liabilities. Net cash used in investing activities was $7.6 million less for the first nine months of 2007 compared to 2006 as $5.0 million of cash was provided by loan repayments in 2007 versus $1.3 million used to fund loan originations in 2006. ChoiceOne had $1.4 million of net cash used in financing activities for the period ended September 30, 2007 compared to $7.4 million from financing activities in the same period a year ago. The $9.7 million decline in deposits during the first nine months of 2007 was offset by $2.8 million more from repurchase agreements, $3.6 million from federal funds purchased and $4.0 million in FHLB advances. For the first nine months of 2006, ChoiceOne had $18.6 million in cash from new deposits which was used to pay down advances from the FHLB ($6.8 million), federal funds purchased ($2.1 million), and repurchase agreements ($1.8 million). Higher dividends declared and stock repurchases during 2007 also increased the amount of cash used in financing activities for the nine months ended September 30, 2007.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The rate shock computation as of September 30, 2007 increased net interest income 6% if rates rose 300 basis points and decreased net interest income 8% if rates fell 300 basis points. The economic value of shareholders' equity declined 14% when rates were shocked 300 basis points upward and increased shareholders' equity 14% if rates were shocked 300 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

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

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 26, 2007, the Registrant issued 986 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	-	-	-	121,502
August 1, 2007 to August 31, 2007	20,000	$ 15.70	20,000	101,502
September 1, 2007 to September 30, 2007	-	-	-	101,502
Total	20,000	$ 15.70	20,000	101,502

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: November 14, 2007	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2007	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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