Form 10-K
period 2007-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2008-03-28
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (__)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

As of June 30, 2007, the aggregate market value of common stock held by non-affiliates of the Registrant was $52.5 million. This amount is based on an average bid price of $16.17 per share for the Registrant's stock as of such date.

As of February 29, 2008, the Registrant had 3,230,863 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9A(T) incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 24, 2008.

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

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2007, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. ("VRFC"), a single-bank holding company for Valley Ridge Bank ("VRB"). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 70%, 73%, and 73% of total revenues in 2007, 2006, and 2005, respectively. Interest on securities accounted for 11%, 12%, and 11% of total revenues in 2007, 2006, and 2005, respectively.

The Consolidated Financial Statements incorporated by reference in Part II, Item 8 contain information concerning the financial position and results of operations of the Registrant.

Competition
The Bank's competition primarily comes from other financial institutions located within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan. There are a number of larger commercial banks within the Bank's primary market area. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

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

Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to the Bank and to commit resources to support it. The FDIC formed the Deposit Insurance Fund ("DIF") in accordance with the Federal Deposit Insurance Reform Act of 2005 ("Reform Act"). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium.

The FDIC adopted final regulations that implemented the Reform Act to create a stronger and more stable insurance system. The final regulations enable the FDIC to tie each depository institution's DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has new flexibility to manage the DIF's reserve ratio within a range, which in turn may help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each depository institution's risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Registrant nor the Bank has a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

The 2007 DIF rates for nearly all depository institutions varied between five and seven cents for every $100 of deposits. However, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves to offset a portion of DIF insurance reserve assessments. The Registrant used assessment credits to offset all of its DIF premium in 2007.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation ("FICO") to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund ("SAIF") over a larger number of institutions. Until the change in the law, only SAIF member institutions bore the cost of funding these interest payments.

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

Employees
As of February 29, 2008, the Bank employed 125 full-time equivalent employees ("FTE's"); the Insurance Agency employed 6 FTE's; and the Mortgage Company employed 11 FTE's. As of February 29, 2008, the Registrant employed five executive officers (who are also employed by the Bank). The Registrant, Bank, Insurance Agency, and Mortgage Company believe their relations with their employees are good.

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

Securities Portfolio
The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2007	2006	2005
U.S. Government and federal agency	$15,952	$18,164	$5,435
State and municipal	46,486	35,651	28,003
Mortgage-backed	14,423	19,842	7,811
Corporate	1,251	2,254	2,382
Equity securities	5,044	1,525	581
Total	$83,156	$77,436	$44,212

The Registrant did not hold investment securities from any one issuer at December 31, 2007, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2007 and 2006, a schedule of maturities of securities as of December 31, 2007, and the weighted average yields of securities as of December 31, 2007.

(Dollars in thousands)
		Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2007	Fair Value at Dec. 31, 2006
U.S. Government and
federal agency	$5,034	$7,899	$3,019	$-	$15,952	$18,164
State and municipal	12,562	17,518	14,242	2,164	46,486	35,651
Mortgage-backed securities	1,821	11,433	819	350	14,423	19,842
Corporate	1,053	198	-	-	1,251	2,254
Total debt securities	$20,470	$37,048	$18,080	$2,514	$78,112	$75,911

Equity securities (1)	5,044	-	-	-	5,044	1,525
Total securities	$25,514	$37,048	$18,080	$2,514	$83,156	$77,436

		Weighted average yields:
U.S. Government and
federal agency	5.44%	5.37%	5.83%	-%	5.48%
State and municipal (2)	6.37	5.79	6.07	6.17	6.05
Corporate	5.54	5.30	-	-	5.50
Mortgage-backed securities	6.15	4.89	5.50	4.85	4.97
Equity securities (2)	7.56	-	-	-	7.56

_______________

(1)	Equity securities are preferred and common stocks with no stated maturity.
(2)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
The Bank's loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2007	2006	2005	2004	2003
Agricultural	$24,765	$23,606	$10,203	$8,686	$8,515
Commercial and industrial	51,242	51,419	37,439	32,934	28,313
Consumer	15,939	15,589	11,820	13,250	14,532
Real estate - commercial	125,960	123,743	51,453	47,901	43,197
Real estate - construction	4,048	4,740	7,466	6,661	10,200
Real estate - residential	106,404	112,534	67,187	63,846	58,375
Total loans, gross	$328,358	$331,631	$185,568	$173,278	$163,132

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2007. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2007.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Agricultural	$10,793	$8,269	$5,703	$24,765
Commercial and industrial	22,269	24,402	4,572	51,242
Real estate - commercial	46,110	72,254	7,596	125,960
Real estate - construction	4,048	-	-	4,048
Totals	$83,220	$104,924	$17,871	$206,016

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$40,186	$104,343	$17,871	$162,401
Loans with floating or adjustable interest rates	43,034	581	-	43,615
Totals	$83,220	$104,924	$17,871	$206,016

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

Risk Elements
The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis	$ 5,605	$ 6,420	$ 934	$ 795	$ 1,914
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	188	278	32	11	39
Loans defined as "troubled debt restructurings"	-	24	-	16	47
Totals	$ 5,793	$ 6,722	$ 966	$ 822	$ 2,000

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2007	2006	2005	2004	2003
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 383	$ 184	$ 33	$ 32	$ 77
Interest on non-performing loans that was actually recorded when received	$ -	$ 47	$ 21	$ 18	$ 54

Potential Problem Loans
At December 31, 2007, there were $14.5 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. Specific loss allocations totaling $854,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2007. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2007, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
As of December 31, 2007, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at January 1	$3,569	$1,963	$1,739	$1,974	$2,211

Charge-offs:
Agricultural	33	-	-	-	17
Commercial and industrial	599	221	72	689	343
Consumer	635	200	162	144	354
Real estate - commercial	841	-	25	66	190
Real estate - construction	-	-	20	-	-
Real estate - residential	191	92	120	41	76
Total charge-offs	2,299	513	399	940	980

Recoveries:
Agricultural	3	-	-	-	-
Commercial and industrial	27	51	47	58	96
Consumer	254	117	81	182	242
Real estate - commercial	1	-	-	-	-
Real estate - construction	-	-	-	-	-
Real estate - residential	10	-	-	-	5
Total recoveries	295	168	128	240	343

Net charge-offs	2,004	345	271	700	637

Transfer of allowance from VRFC	-	1,751	-	-	-
Additions charged to operations (1)	2,035	200	495	465	400

Balance at December 31	$3,600	$3,569	$1,963	$1,739	$1,974

	2007	2006	2005	2004	2003
Ratio of net charge-offs during the period to average loans outstanding during the period	0.61%	0.17%	0.15%	0.41%	0.39%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2007	2006	2005	2004	2003
Agricultural	$397	$314	$202	$169	$210
Commercial and industrial	873	1,160	1,060	939	850
Consumer	489	289	195	123	325
Real estate - commercial	886	1,029	254	265	215
Real estate - construction	10	12	19	32	33
Real estate - residential	881	575	229	181	240
Unallocated	64	190	4	30	101
Total allowance	$3,600	$3,569	$1,963	$1,739	$1,974

The decrease in the allowance allocation to commercial and industrial loans and commercial real estate loans and the increase in the allocation to residential real estate loans reflect changes in nonperforming loans from the end of 2006 to the end of 2007. Nonperforming commercial loans are lower as of December 31, 2007 than at the end of the prior year, while nonperforming residential real estate loans have increased. Specific loss allocations to commercial and industrial loans and commercial real estate loans totaled $854,000 at December 31, 2007 versus $942,000 at December 31, 2006. Specific loss allocations are based upon either a discounted collateral amount or the net present value of future expected cashflows from borrowers. The increase in the allowance allocation to consumer loans in 2007 was caused by the higher level of charge-offs of overdrawn checking accounts in 2007. The significant increase in the total allowance from 2005 to 2006 was related to the allowance of $1,751,000 acquired from the merger with VRFC in November 2006. The majority of the reserve acquired from VRFC was allocated to commercial real estate and residential real estate loans.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2007.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2007	2006	2005	2004	2003
Agricultural	8%	7%	6%	5%	5%
Commercial and industrial	16	16	20	19	17
Consumer	5	5	6	7	9
Real estate - commercial	38	37	28	28	27
Real estate - construction	1	1	4	4	6
Real estate - residential	32	34	36	37	36
Total	100%	100%	100%	100%	100%

Deposits
The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2007		2006		2005
Noninterest-bearing demand	$51,695	-	$27,611	-	$20,095	-
Interest-bearing demand	90,804	2.43%	56,617	2.64%	56,745	2.11%
Savings	28,097	0.50%	11,524	0.50%	9,136	0.50%
Certificates of deposit	187,648	4.86%	126,535	4.45%	87,443	3.25%
Total	$358,244	3.20%	$222,287	3.23%	$173,419	2.36%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2007.

(Dollars in thousands)
Maturing in less than 3 months	$21,945
Maturing in 3 to 6 months	9,037
Maturing in 6 to 12 months	23,502
Maturing in more than 12 months	13,350
Total	$67,834

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2007	2006	2005
Outstanding balance at December 31	$-	$460	$4,399
Average interest rate at December 31	-%	5.37%	4.41%
Average balance during the year	$3,956	$2,585	$2,727
Average interest rate during the year	4.99%	4.84%	3.44%
Maximum month end balance during the year	$12,255	$9,987	$4,545

Repurchase agreements are advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2007	2006	2005
Outstanding balance at December 31	$21,710	$15,013	$7,139
Average interest rate at December 31	3.79%	3.58%	2.11%
Average balance during the year	$16,090	$6,492	$6,215
Average interest rate during the year	3.50%	2.63%	2.05%
Maximum month end balance during the year	$21,811	$15,013	$7,139

Advances from the Federal Home Loan Bank ("FHLB") with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2007	2006	2005
Outstanding balance at December 31	$5,000	$-	$11,000
Average interest rate at December 31	4.12%	-%	4.19%
Average balance during the year	$1,583	$8,833	$12,542
Average interest rate during the year	5.12%	5.13%	3.50%
Maximum month end balance during the year	$5,000	$15,000	$15,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2007, 2006, or 2005.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:
	2007	2006	2005
Return on assets (net income divided by average total assets)	0.77%	0.72%	0.91%

Return on equity (net income divided by average equity)	6.86%	7.63%	10.15%

Dividend payout ratio (dividends declared per share divided by net income per share)	61.45%	66.91%	51.02%

Equity to assets ratio (average equity divided by average total assets)	11.22%	9.48%	8.97%

Item 1A.	Risk Factors

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

Investments in the Registrant's common stock involve risk.

The market price of the Registrant's common stock may fluctuate significantly in response to a number of factors, including:
•	Variations in quarterly or annual operating results
•	Changes in interest rates
•	New developments in the banking industry
•	Regulatory actions
•	Volatility of stock market prices and volumes
•	Changes in market valuations of similar companies
•	New litigation or contingencies or changes in existing litigation or contingencies
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
•	Rumors or erroneous information
•	Credit and capital availability

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

Not applicable.

Item 2.	Properties

The offices of the Bank, Insurance Agency, and Mortgage Company as of February 29, 2008, were as follows:

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

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 29, 2008. The Registrant, Insurance Agency, and Mortgage Company believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.
Item 3.	Legal Proceedings

As of December 31, 2007, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.
Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Stock Information" on pages 1 and 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.

On October 31, 2007, the Registrant issued 1,101 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $16,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

There were no issuer purchases of equity securities during the three-month period ended December 31, 2007.

On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. The Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares. There is no stated expiration date.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 4 through 15, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 17 through 40, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007, are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of ChoiceOne Financial Services, Inc., Sparta, Michigan

We have audited the accompanying consolidated statements of income, changes in shareholders' equity and cash flows of ChoiceOne Financial Services, Inc. for the year ended December 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ChoiceOne Financial Services, Inc. for the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Crowe Chizek and Company LLC

Grand Rapids, Michigan
March 7, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting on page 16 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2007 is here incorporated by reference.
Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions "ChoiceOne's Board of Directors and Executive Officers," "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008, is incorporated herein by reference.

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

The information under the caption "Executive Compensation" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008, is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2007:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	37,732	$ 17.36	135,668
Equity compensation plans not approved by security holders	-	-	36,201
Total	37,732	$ 17.36	171,869

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

Shareholders at the Registrant's 2002 Annual Meeting approved the Amended and Restated Executive Stock Incentive Plan. Key employees of the Registrant and its subsidiaries, as the Personnel and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 137,760 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 100,028 shares may be made under this Plan.

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

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant's common stock at a 15% discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 55,125 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 35,640 shares may be made under this Plan.

Equity compensation plans not approved by security holders consist of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 36,201 shares may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Related Matters - Certain Relationships and Related Transactions" and "Corporate Governance - Independence" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2008, is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2007 and 2006.

		Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006, and 2005.

		Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 17, 2008.

		Report of Independent Registered Public Accounting Firm dated March 7, 2006.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report dated March 17, 2008 listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2007.

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

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

10.4	Consulting and Noncompetition Agreement with Richard L. Edgar. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.8	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1)

10.9

Former Valley Ridge Directors' Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2007

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2007 and 2006.

23.2	Consent of Independent Registered Public Accounting Firm for fiscal year ended December 31, 2005.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

_____________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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
ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 28, 2008
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2008
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 28, 2008
Thomas L. Lampen

*/s/ Jon E. Pike	Chairman of the Board and Director	March 28, 2008
Jon E. Pike

*/s/ Jerome Arends	Director	March 28, 2008
Jerome Arends

*/s/ Frank G. Berris	Director	March 28, 2008
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 28, 2008
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 28, 2008
William F. Cutler, Jr.

*/s/ Richard L. Edgar	Director	March 28, 2008
Richard L. Edgar

*/s/ Stuart Goodfellow	Director	March 28, 2008
Stuart Goodfellow

*/s/ Gary Gust	Director	March 28, 2008
Gary Gust

*/s/ Robert Humphreys	Director	March 28, 2008
Robert Humphreys

*/s/ Paul L. Johnson	Director	March 28, 2008
Paul L. Johnson

*/s/ Dennis C. Nelson	Director	March 28, 2008
Dennis C. Nelson

*/s/ Donald VanSingel	Director	March 28, 2008
Donald VanSingel

*/s/ Andrew W. Zamiara	Director	March 28, 2008
Andrew W. Zamiara

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX
Exhibit	Document

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

10.3	Directors' Stock Purchase Plan. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2003. Here incorporated by reference.

10.4	Consulting and Noncompetition Agreement with Richard L. Edgar. (1) Previously filed as an exhibit to the Registrant's Form 8-K Current Report for November 1, 2006. Here incorporated by reference.

10.8	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1)

10.9

Former Valley Ridge Directors' Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2007

21	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2007 and 2006.

23.2	Consent of Independent Registered Public Accounting Firm for fiscal year ended December 31, 2005.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

__________________
(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.