Form 10-Q
period 2008-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2008-05-15
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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
Yes    X             No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

As of April 30, 2008, the Registrant had outstanding 3,234,082 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,173	$10,923
Federal funds sold	729	217
Cash and cash equivalents	10,902	11,140

Securities available for sale	83,425	83,156
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,265	1,265

Loans held for sale	655	100
Loans	323,338	328,358
Allowance for loan losses	(3,843)	(3,600)
Loans, net	319,495	324,858

Premises and equipment, net	11,834	11,865
Other real estate owned, net	2,999	1,509
Cash value of life insurance policies	8,621	8,538
Intangible assets, net	3,906	4,031
Goodwill	13,728	13,728
Other assets	6,667	6,761
Total assets	$466,801	$470,155

Liabilities
Deposits - noninterest-bearing	$52,192	$54,355
Deposits - interest-bearing	296,593	297,489
Total deposits	348,785	351,844

Advances from Federal Home Loan Bank	38,939	35,933
Securities sold under agreements to repurchase	17,725	21,710
Other liabilities	7,454	7,526
Total liabilities	412,903	417,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 4,000,000; shares outstanding: 3,233,022 at March 31, 2008 and 3,229,814 at December 31, 2007	45,999	45,956
Retained earnings	6,874	6,665
Accumulated other comprehensive income, net	1,025	521
Total shareholders' equity	53,898	53,142
Total liabilities and shareholders' equity	$466,801	$470,155

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Interest income
Loans, including fees	$5,882	$6,086
Securities:
Taxable	572	600
Tax exempt	432	333
Other	42	13
Total interest income	6,928	7,032

Interest expense
Deposits	2,610	2,827
Advances from Federal Home Loan Bank	446	281
Other	174	151
Total interest expense	3,230	3,259

Net interest income	3,698	3,773
Provision for loan losses	550	100

Net interest income after provision for loan losses	3,148	3,673

Noninterest income
Deposit service charges	784	726
Insurance and investment commissions	191	298
Gains on sales of loans	79	77
Gains on sales of securities	34	(2)
Loan servicing fees, net	13	34
Earnings on life insurance policies	92	84
Other	140	211
Total noninterest income	1,333	1,428

Noninterest expense
Compensation and benefits	1,817	1,937
Occupancy and equipment	554	592
Data processing	297	363
Professional fees	143	157
Supplies and postage	125	138
Intangible amortization	125	125
Director fees	74	75
FDIC insurance	60	10
Advertising and promotional	25	69
Other	352	329
Total noninterest expense	3,572	3,795

Income before income tax	909	1,306
Income tax expense	150	305

Net income	$759	$1,001

Comprehensive income	$1,263	$1,173

Basic earnings per share	$0.23	$0.31
Diluted earnings per share	$0.23	$0.31
Dividends declared per share	$0.17	$0.17

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2007	3,250,629	$46,253	$ 5,285	$(19)	$51,519

Comprehensive income
Net income			1,001		1,001
Net change in unrealized gain (loss) on securities available for sale				119	119
Net change in funded status of post-
retirement benefit plan				53	53
Total comprehensive income					1,173

Shares issued	2,296	37			37
Shares repurchased	(10,200)	(181)			(181)
Change in ESOP repurchase obligation		2			2
Effect of stock options granted		7			7
Effect of employee stock purchases		4			4
Cash dividends declared ($0.17 per share)			(551)		(551)

Balance, March 31, 2007	3,242,725	$ 46,122	$ 5,735	$153	$52,010

Balance, January 1, 2008	3,229,814	$ 45,956	$ 6,665	$521	$53,142

Comprehensive income
Net income			759		759
Net change in unrealized gain on securities available for sale				504	504
Total comprehensive income					1,263

Shares issued	3,208	31			31
Effect of stock options granted		9			9
Effect of employee stock purchases		3			3
Cash dividends declared ($0.17 per share)			(550)		(550)

Balance, March 31, 2008	3,233,022	$45,999	$ 6,874	$1,025	$53,898

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$759	$1,001
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	550	100
Depreciation	203	233
Amortization	222	255
Expense related to employee stock options and stock purchases	12	11
(Gains) losses on sales of securities	(34)	2
Gains on sales of loans	(69)	(77)
Loans originated for sale	(4,648)	(4,453)
Proceeds from loan sales	4,162	4,525
Earnings on bank-owned life insurance	(92)	(84)
Proceeds from sales of ORE	90	-
Net changes in other assets	111	(410)
Net changes in other liabilities	(332)	(799)
Net cash from operating activities	934	304

Cash flows from investing activities:
Securities available for sale:
Sales	1,739	448
Maturities, prepayments and calls	6,775	3,502
Purchases	(8,016)	(5,323)
Loan (originations) and repayments, net	3,065	4,124
Purchases of premises and equipment, net of disposals/sales	(172)	(73)
Purchase of bank-owned life insurance	-	(150)
Purchase of agency book of business	-	(348)
Additional cash payments for direct costs associated with the merger with Valley Ridge Financial Corp.		(72)
Net cash from investing activities	3,391	2,108

Cash flows from financing activities:
Net change in deposits	(3,059)	(4,793)
Net change in securities sold under agreements to repurchase	(3,985)	(1,965)
Net change in federal funds purchased	-	(62)
Proceeds from Federal Home Loan Bank advances	8,000	8,000
Payments on Federal Home Loan Bank advances	(5,000)	(5,000)
Issuance of common stock	31	37
Repurchase of common stock	-	(181)
Cash dividends	(550)	(551)
Net cash used in financing activities	(4,563)	(4,515)

Net change in cash and cash equivalents	(238)	(2,103)
Beginning cash and cash equivalents	11,140	9,936

Ending cash and cash equivalents	$10,902	$7,833

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,406	$3,437
Loans transferred to other real estate	$1,648	$84
Goodwill allocated to premises and equipment	$-	$716

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, the Consolidated Statements of Income for the three-month periods ended March 31, 2008 and March 31, 2007, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2008 and March 31, 2007, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2008 and March 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.

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

Stock Transactions
A total of 1,049 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $14,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2008. A total of 2,159 shares were issued to employees for a cash price of $16,000 under the Employee Stock Purchase Plan for the first quarter ended March 31, 2008.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2008	2007

Balance at beginning of period	$3,600	$3,569
Provision charged to expense	550	100
Recoveries credited to the allowance	118	72
Loans charged off	(425)	(192)

Balance at end of period	$3,843	$3,549

Information regarding impaired loans follows:
(Dollars in thousands)	March 31, 2008	December 31, 2007

Loans with no allowance allocated	$1,315	$2,677
Loans with allowance allocated	2,779	2,130
Amount of allowance for loan losses allocated	1,054	824

(Dollars in thousands)	Three Months Ended March 31,
	2008	2007

Average balance during the period	$4,451	$6,776

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2008	2007
Basic Earnings Per Share
Net income available to common shareholders	$759	$1,001

Weighted average common shares outstanding	3,230,586	3,247,844

Basic earnings per share	$0.23	$0.31

Diluted Earnings Per Share
Net income available to common shareholders	$759	$1,001

Weighted average common shares outstanding	3,230,586	3,247,844
Plus dilutive stock options	-	2,425

Weighted average common shares outstanding
and potentially dilutive shares	3,230,586	3,250,269

Diluted earnings per share	$0.23	$0.31

As of March 31, 2008, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for the three-month period ended March 31, 2008. As of March 31, 2007, there were 23,865 stock options considered to be anti-dilutive to earnings per share. These stock options have been excluded from the calculation above.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Bank to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access.

Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Bank's assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

There were no liabilities measured at fair value as of March 31, 2008. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2008
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008
Assets
Investment securities, available for sale	$ 31,184	$ 38,964	$ 13,277	$ 83,425

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2007	$14,721
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	42
Net purchases, sales, calls, and maturities	(1,486)
Net transfers in/out of Level 3	-

Balance at March 31, 2008	$13,277

Of the Level 3 assets that were still held by the Bank at March 31, 2008, the net unrealized gain for the three months ended March 31, 2008 was $79,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales of Level 3 securities in the first quarter of 2008. The Bank also purchased $313,000 of available-for-sale investment securities during the period.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available-for-sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities. The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans which have been classified as impaired under the provisions of Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The Bank has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. There were no non-cash impairment charges recorded by the Bank in the first quarter of 2008 to adjust these assets to their estimated fair values.

Assets Measured at Fair Value on a Nonrecurring Basis
(Dollars in Thousands)
	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended March 31, 2008
Assets
Impaired loans accounted for under SFAS 114	$ 282	$ -	$ -	$ 282	$ -

Impaired loans accounted for under SFAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other assets, including bank-owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the Financial Accounting Standards Board issued a staff position that delayed the applicability of Statement of Financial Accounting Standards 157, "Fair Value Measurements" to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

NOTE 5 - SUBSEQUENT EVENT

At the Annual Meeting of Shareholders of ChoiceOne Financial Services, Inc. held on April 24, 2008, the shareholders approved an amendment to the Restated Articles of Incorporation to increase the number of shares of authorized capital stock from 4,100,000 to 7,100,000. The purpose of the amendment was to provide additional shares of common stock for possible future issuance. ChoiceOne's Board of Directors has no present plans or commitments for the issuance of any of the additional shares.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; changes in market conditions; the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. may not be fully realized at all or within the expected time frames; the level and timing of asset growth; local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income decreased $242,000 or 24% in the first quarter of 2008 compared to the first quarter of 2007. This decrease resulted primarily from a higher provision for loan losses in 2008 than in 2007. Lower noninterest expense in the first quarter of 2008 compared to the same period in 2007 was offset by lower net interest income and noninterest income in the same periods. The return on average assets and return on average shareholders' equity was 0.65% and 5.66%, respectively, for the first quarter of 2008, compared to .87% and 7.71%, respectively, for the same period in 2007. The decrease in both percentages was due to the lower level of net income in 2008.

Dividends
Cash dividends of $550,000 or $0.17 per share were declared in the first quarter of 2008, compared to $551,000 or $0.17 per share in the first quarter of 2007. The cash dividend payout percentage was 72% for the first three months of 2008, compared to 55% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2008 and 2007, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 325,754	$ 5,892	7.23%	$ 328,215	$ 6,098	7.43%
Taxable securities (2) (3)	39,088	517	5.29	48,141	600	4.99
Nontaxable securities (1) (2)	47,424	730	6.16	32,973	505	6.13
Other	4,851	42	3.46	874	13	5.95
Interest-earning assets	417,117	7,181	6.88	410,203	7,216	7.04
Noninterest-earning assets	52,156			51,325
Total assets	$ 469,273			$ 461,528

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 91,593	$ 465	2.03%	$ 88,800	$ 521	2.35%
Savings deposits	27,816	34	0.49	28,037	35	0.50
Certificates of deposit	178,317	2,111	4.74	193,223	2,271	4.70
Advances from Federal Home Loan Bank	38,376	446	4.65	22,657	281	4.96
Other	20,384	174	3.41	17,171	151	3.52
Interest-bearing liabilities	356,486	3,230	3.62	349,888	3,259	3.73
Noninterest-bearing demand deposits	52,388			53,331
Other noninterest-bearing liabilities	6,788			6,371
Shareholders' equity	53,611			51,938
Total liabilities and shareholders' equity	$ 469,273			$ 461,528

Net interest income (tax-equivalent basis) - interest spread		3,951	3.26%		3,957	3.31%
Tax-equivalent adjustment (1)		(255)			(184)
Net interest income		$ 3,695			$ 3,773
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.79%			3.86%

__________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Three Months Ended March 31, 2008 Over 2007
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(206)	$(45)	$(161)
Taxable securities	(83)	(284)	201
Nontaxable securities (2)	225	222	2
Other	29	66	(37)
Net change in tax-equivalent income	(35)	(41)	6

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(56)	96	(152)
Savings deposits	(1)	-	(1)
Certificates of deposit	(160)	(267)	107
Advances from Federal Home Loan Bank	165	281	(116)
Other	23	51	(28)
Net change in interest expense	(29)	160	(189)
Net change in tax-equivalent net interest income	$(6)	$(201)	$195

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $255,000 and $184,000 for the three months ended March 31, 2008 and 2007, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $6,000 in the first three months of 2008 compared to the same period in 2007. Although interest-earning assets were $6.9 million higher in the first quarter of 2008 than in the same quarter in the prior year, a decrease of 5 basis points in the net interest spread from 2007 to 2008 caused the small decline in net interest income as the average rate earned on interest-earning assets fell more than the rate paid on interest-bearing liabilities.

The average balance of loans decreased $2.5 million in the first quarter of 2008 compared to the same period in 2007. Residential mortgage loans were $5.9 million lower in 2008 than in 2007 as borrowers refinanced from adjustable rate loans that the Bank holds in its portfolio to fixed rate loans that are sold in the secondary market. The decrease in the average loans balance combined with a 20 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decrease $206,000 in the first quarter of 2008 compared to the same period in the prior year. The decrease in the average rate earned on loans was primarily due to a 200 basis point decrease in the Bank's prime lending rate in the first quarter of 2008. The average balance of total securities increased $5.4 million in the first three months of 2008 compared to the same period in 2007. Securities were purchased during

2007 and the first quarter of 2008 to provide growth in interest-earning assets. Tax-equivalent interest income from securities rose $142,000 in the first three months of 2008 compared to the same period in 2007 as a result of the average balance growth and higher average yields earned in 2008. The increase in other interest-earning assets in the first quarter of 2008 compared to the first quarter of 2007 was caused by a higher level of federal funds sold in 2008 than in the prior year.

The average balance of interest-bearing demand deposits increased $2.8 million in the first three months of 2008 compared to the same period in 2007. The higher average balance was offset by a 32 basis point decline in the average rate paid, which caused interest expense to fall $56,000 in the first quarter of 2008 compared to the same quarter in 2007. The average balance of certificates of deposit was down $14.9 million in the first quarter of 2008 compared to the same period in 2007. The decrease was caused by maturing brokered certificates of deposit that were not replaced, which caused the average brokered balance to be $23.8 million less in the first three months of 2008 than in the same period in 2007. The decline in certificates of deposit, partially offset by a small increase in the average rate paid, caused interest expense to fall $160,000 in 2008 compared to 2007. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $15.7 million higher in the first three months of 2008 than the prior year. FHLB advances were used in 2007 and the first quarter of 2008 to replace maturing brokered certificates of deposit since the rate on new advances was lower than that of new certificates of deposit. The growth in FHLB advances, although offset somewhat by a 31 basis point decrease in the average rate paid, caused interest expense to increase $165,000 in the first three months of 2008 compared to the same period in 2007. Growth in other interest-bearing liabilities in the first quarter of 2008 compared to the first quarter of 2007 was due to a higher average balance in repurchase agreements.

ChoiceOne's net interest income spread was 3.26% in the first quarter of 2008, compared to 3.31% for the first quarter of 2007. The lower average rate earned on loans caused the average rate earned on interest-earning assets to decline 16 basis points in the first three months of 2008 compared to the same period in 2007. The impact of loans was partially offset by higher rates earned on securities. The total funding cost dropped 11 basis points in the first quarter of 2008 compared to the first three months of 2007. This was primarily due to a lower average rate paid on interest-bearing demand deposits and to a lesser extent a lower rate on FHLB advances. Management plans to continue its emphasis on local deposit growth in 2008. Success in this would enable management to reduce the dependency on brokered certificates of deposit and FHLB advances.

Management estimates growth in earning assets may be difficult for the remainder of 2008 given the lackluster economy in Michigan and depressed real estate values affecting commercial and residential borrowers.

Provision and Allowance for Loan Losses
The allowance for loan losses has grown $243,000 from December 31, 2007 to March 31, 2008. The allowance growth occurred in spite of a decline in total loans of $5.0 million since the end of 2007. The provision for loan losses was $550,000 in the first quarter of 2008, compared to $100,000 in the same period in 2007. The allowance increase and higher provision were believed necessary due to higher net charge-offs in the first three months of 2008 than in the same period in 2007, deterioration in certain commercial real estate and residential real estate loan credits, and continued concerns over the Michigan economy. The allowance for loan losses was 1.19% of total loans at March 31, 2008, compared to 1.10% at December 31, 2007 and 1.08% at March 31, 2007.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2008		2007
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	92	8	8	8
Consumer	115	74	147	64
Real estate, commercial	50	34	-	-
Real estate, residential	168	2	37	-
	$425	$118	$192	$72

Net charge-offs in the first quarter of 2008 were $307,000, compared to $120,000 in the first quarter of 2007. Net charge-offs as a percentage of average loans were .38% in the first three months of 2008 and .14% for the same period in the prior year. As shown in the table above, most of the increase was due to higher charge-off levels for commercial and industrial loans and residential real estate loans. Management believes that the primary reason for the higher charge-off level is the economic climate in Michigan which affects both business and personal borrowers. Management has and intends to continue working with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2008, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $95,000 or 7% in the first quarter of 2008 compared to the same period in 2007. The reduction in noninterest income was due to the sale of ChoiceOne's property and casualty insurance lines of business in October 2007. These lines of business produced $191,000 in revenues in the first quarter of 2007 that were included in insurance commissions and other noninterest income. Offsetting the effect of the insurance sale was a $58,000 increase in deposit service charges, an increase of $77,000 in investment commission revenue, and improvement of $36,000 in gains on sales of securities. The increase in deposit service charges resulted from growth in fee-generating deposit accounts and an expanded overdraft program that began in April 2007. The growth in investment commissions was caused by increased annuity sales in the first quarter of 2008 compared to the same quarter in 2007.

Management anticipates that noninterest income may be lower in the remaining quarters of 2008 compared to the corresponding periods in 2007 as a result of the gain on the sale of the insurance lines of business in October 2007 and the revenues generated by these lines of business. Management plans to continue its emphasis of growth in deposit accounts and investment sales to offset the lower revenue from insurance.

Noninterest Expense
Total noninterest expense decreased $223,000 or 6% in the first quarter of 2008 compared to the same period in 2007. Compensation and benefits were $120,000 lower in the first three months of 2008 than in the same period in 2007. This decrease was due to the sale of the property and casualty lines of business in October 2007, which eliminated the compensation and other costs related to this activity. The decrease of $38,000 in occupancy and equipment expense in the first quarter of 2008 compared to the same quarter in 2007 was caused by lower depreciation expense and miscellaneous other costs. Data processing expense was $66,000 lower in the first three months of 2008 than the same period in 2007. This resulted from cost reductions for ATM processing due to a new contract signed by ChoiceOne in early 2008. FDIC insurance cost increased from $10,000 in the first quarter of 2007 to $60,000 in the first quarter of 2008. ChoiceOne had assessment credits from the FDIC that were used to reduce the insurance cost in 2007. These credits were fully utilized in January 2008. Advertising and promotional expense was down in 2008 as fewer costs had been incurred through the end of the first quarter. Expense in 2007 included the cost of a branding campaign that began in early 2007 to introduce the combined bank to ChoiceOne's market areas. The increase in other noninterest expense in the first quarter of 2008 compared to the same quarter in 2007 was caused by higher loan-related costs and increases in various other expenses.

The sale of ChoiceOne's property and casualty insurance lines of business in October 2007 will cause expense related to these activities to be less in the second and third quarters of 2008 than in the corresponding quarters in 2007.

Income Tax Expense
Income tax expense decreased $155,000 in the first three months of 2008 compared to the same period in 2007. Taxable income was significantly less in 2008 due to the lower level of income before income tax. Nontaxable income from municipal securities and bank-owned life insurance also affected taxable income as they comprised a larger percentage of income before income tax in 2008 than in the prior year. As a result, ChoiceOne's effective tax rate was 16.5% for the first quarter of 2008 versus 23.4% for the first quarter of 2007.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio experienced little change from December 31, 2007 to March 31, 2008. ChoiceOne has purchased a mix of government agency, mortgage-backed, municipal, and equity securities totaling $8.0 million in the first three months of 2008 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $5.2 million in various securities were called or matured since the end of 2007. Principal repayments on securities totaled $1.6 million in the first three months of 2008. Approximately $1.7 million of securities were sold in the first quarter of 2008 for a net gain of $34,000. ChoiceOne's balance in Money Market Preferred Securities declined from $4.5 million as of December 31, 2007 to $2,800,000 as of March 31, 2008. Management anticipates that securities will be purchased in the remainder of 2008 to hold the balance of securities steady or to increase the balance if desired to provide earning asset growth.

Loans
The loan portfolio (excluding loans held for sale) declined $5.0 million from December 31, 2007 to March 31, 2008. Loan demand in the first quarter of 2008 has been sluggish due to the lackluster Michigan economy. Commercial, commercial real estate and agricultural loans have dropped a total of $1.3 million since the end of 2007. Most of the decrease was caused by paydowns on agricultural lines of credit. Consumer loans were down $0.3 million in the first quarter of 2008. Residential real estate loans declined $3.4 million in the first three months of 2008. The residential loans decrease was primarily due to mortgage borrowers refinancing from adjustable rate loans into fixed rate loans. ChoiceOne holds adjustable rate mortgage loans in its loan portfolio while most fixed rate loans are sold into the secondary market.

Management anticipates loan demand in the remainder of 2008 will depend upon the stability of the local and state economies. The economy in Michigan is not expected to grow as fast as other parts of the United States.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired has decreased from $4.8 million as of December 31, 2007 to $4.1 million as of March 31, 2008. The balance of loans with no allowance allocated decreased approximately $1.4 million in the first quarter of 2008 while the balance of loans with an allowance allocated increased $0.6 million. The balance of loans shown in Note 2 with no allowance allocated was $2,677,000 as of December 31, 2007, compared to $7,381,000 as previously stated at the end of 2007. The change in the balance as of December 31, 2007 was caused by a review by ChoiceOne of its loans as they related to the definition of impaired loans.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings.

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	March 31, 2008	December 31, 2007
Loans accounted for on a nonaccrual basis	$ 4,977	$ 5,605
Accruing loans contractually past due 90 days or more as to principal or interest payments	155	188
Loans considered troubled debt restructurings	-	-
Total	$ 5,132	$ 5,793

At March 31, 2008, nonaccrual loans included $2.8 million in commercial industrial and commercial real estate loans, $1.8 million in residential real estate loans, and $0.4 million in consumer loans. At December 31, 2007, nonaccrual loans included $3.0 million in commercial industrial and commercial real estate loans, $2.4 million in residential real estate loans, and $0.2 million in consumer loans. Management believes the specific reserves allocated to its nonperforming loans are sufficient at March 31, 2008; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") increased $1.5 million from December 31, 2007 to March 31, 2008. Commercial and residential real estate loans totaling $1,648,000 were transferred into OREO during the first quarter of 2008 while sales of properties or payments upon them were $158,000 for the same time period. Due to the current state of the Michigan economy, there may be continuing transfers from loans into OREO during the remainder of 2008. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits decreased $3.1 million from December 31, 2007 to March 31, 2008. Local deposits grew $2.8 million in the first quarter of 2008 and brokered certificates of deposit were reduced $5.9 million. Since the end of 2007, checking account balances have declined $5.5 million; however, money market account balances have risen $5.4 million. Savings account balances increased by $1.7 million in the first quarter of 2008 while local certificates of deposit grew $1.2 million. The decrease in brokered deposits resulted from management's decision to replace them with local cost funding in the way of local deposits and Federal Home Loan Bank advances.

Federal Home Loan Bank advances increased $3.0 million in the first quarter of 2008 as management used them to replace maturing brokered certificates of deposit. The rates paid on these borrowings were lower than comparable brokered deposit rates. The $4.0 million decline in the balance of securities sold under agreements to repurchase was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Management plans to continue its marketing efforts toward growing local deposits to replace maturing brokered deposits and other borrowings for the remainder of 2008. If local deposit growth is insufficient to replace maturing deposits or borrowings, management believes that new advances from the Federal Home Loan Bank, brokered certificates of deposit, and structured repurchase agreements can address the Bank's funding needs.

Shareholders' Equity
Total shareholders' equity increased $752,000 from December 31, 2007 to March 31, 2008. Growth in equity resulted primarily from current year's net income, proceeds from the sale of ChoiceOne's stock, and an increase in accumulated other comprehensive income, offset by cash dividends paid. ChoiceOne did not repurchase any of its common stock in the first quarter of 2008, in contrast to the same period in 2007 when 10,200 shares were repurchased. Management may repurchase shares of its common stock in the remainder of 2008 and retire them. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares of common stock.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $934,000 for the three months ended March 31, 2008 compared to $304,000 provided in the same period a year ago. Decreased net income and lower proceeds from loan sales were offset by the effect of a higher provision for loan losses and a smaller negative change in other liabilities. Net cash from investing activities was $3.4 for the first quarter of 2008 compared to $2.1 million for the same period in 2008 as net cash provided by securities activity was offset by a lower amount of net loan repayments. Net cash used in financing activities was $4.6 million in the quarter ended March 31, 2008 compared to $4.5 million in the same period in the prior year. A decrease in repurchase agreements of $2.0 million more in 2008 than in 2007 and an increase in Federal Home Loan Bank advances of $3.0 million was offset by a decrease of $3.0 million in total deposits compared to a decrease of $4.8 million in the same period in 2007.

Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Bank also has a secured line of credit available from the Federal Reserve Bank. The Bank does not anticipate that the secured line of credit will be used for normal operating needs, but could be used for liquidity purposes in special circumstances. ChoiceOne plans to use current liquidity to fund potential repurchases of its common stock.

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of March 31, 2008 increased net interest income 5% if rates rose 200 basis points and decreased net interest income 5% if rates fell 200 basis points. The economic value of shareholders' equity declined 15% when rates were shocked 200 basis points upward and increased shareholders' equity 14% if rates were shocked 200 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2008, the Registrant issued 1,049 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $14,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2008. As of March 31, 2008, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: May 15, 2008	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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