Form 10-Q
period 2008-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2008-08-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, the Registrant had outstanding 3,239,349 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,669	$10,923
Federal funds sold	-	217
Cash and cash equivalents	10,669	11,140

Securities available for sale	79,307	83,156
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,269	1,265

Loans held for sale	409	100
Loans	327,536	328,358
Allowance for loan losses	(3,710)	(3,600)
Loans, net	323,826	324,858

Premises and equipment, net	11,865	11,865
Other real estate owned, net	2,585	1,509
Cash value of life insurance policies	8,706	8,538
Intangible assets, net	3,782	4,031
Goodwill	13,728	13,728
Other assets	6,110	6,761
Total assets	$465,560	$470,155

Liabilities
Deposits - noninterest-bearing	$56,311	$54,355
Deposits - interest-bearing	287,881	297,489
Total deposits	344,192	351,844

Advances from Federal Home Loan Bank	38,945	35,933
Securities sold under agreements to repurchase	17,585	21,710
Federal funds purchased	4,684	-
Other liabilities	7,006	7,526
Total liabilities	412,412	417,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,238,312 at June 30, 2008 and 3,229,814 at December 31, 2007	46,084	45,956
Retained earnings	7,047	6,665
Accumulated other comprehensive income, net	17	521
Total shareholders' equity	53,148	53,142
Total liabilities and shareholders' equity	$465,560	$470,155

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$5,605	$6,301	$11,487	$12,387
Securities:
Taxable	544	581	1,116	1,181
Tax exempt	426	350	858	683
Other	8	4	50	17
Total interest income	6,583	7,236	13,511	14,268

Interest expense
Deposits	2,286	2,835	4,896	5,662
Advances from Federal Home Loan Bank	431	382	877	663
Other	138	188	312	339
Total interest expense	2,855	3,405	6,085	6,664

Net interest income	3,728	3,831	7,426	7,604
Provision for loan losses	450	270	1,000	370

Net interest income after provision for loan losses	3,278	3,561	6,426	7,234

Noninterest income
Deposit service charges	823	872	1,607	1,598
Insurance and investment commissions	206	310	397	608
Gains on sales of loans	55	79	134	156
Gains on sales of securities	(1)	2	33	-
Loan servicing fees, net	20	14	33	48
Earnings on life insurance policies	95	90	187	174
Other	51	86	191	297
Total noninterest income	1,249	1,453	2,582	2,881

Noninterest expense
Compensation and benefits	1,833	2,020	3,650	3,957
Occupancy and equipment	528	534	1,082	1,126
Data processing	360	391	657	754
Professional fees	170	116	313	273
Supplies and postage	123	140	248	278
Advertising and promotional	35	113	60	182
Intangible amortization	124	124	249	249
Director fees	69	74	143	149
FDIC insurance	69	12	129	22
Other	362	338	714	667
Total noninterest expense	3,673	3,862	7,245	7,657

Income before income tax	854	1,152	1,763	2,458
Income tax expense	131	251	281	556

Net income	$723	$901	$1,482	$1,902

Comprehensive income/(loss)	$(285)	$345	$978	$1,518

Basic earnings per share	$0.23	$0.28	$0.46	$0.59
Diluted earnings per share	$0.23	$0.28	$0.46	$0.59
Dividends declared per share	$0.17	$0.17	$0.34	$0.34

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2007	3,250,629	$46,253	$ 5,285	$(19)	$51,519

Comprehensive income
Net income			1,902		1,902
Net change in unrealized gain (loss) on
securities available for sale				(436)	(436)
Net change in funded status of post-
retirement benefit plan				52	52
Total comprehensive income					1,518

Shares issued	6,660	105			105
Shares repurchased	(12,700)	(223)			(223)
Change in ESOP repurchase obligation		14			14
Effect of stock options granted		15			15
Effect of employee stock purchases		8			8
Cash dividends declared ($0.17 per share)			(1,103)		(1,103)

Balance, June 30, 2007	3,244,589	$46,172	$ 6,084	$(403)	$51,853

Balance, January 1, 2008	3,229,814	$45,956	$ 6,665	$521	$53,142

Comprehensive income
Net income			1,482		1,482
Net change in unrealized gain on
securities available for sale				(504)	(504)
Total comprehensive income					978

Shares issued	8,498	84			84
Change in ESOP repurchase obligation		19			19
Effect of stock options granted		18			18
Effect of employee stock purchases		7			7
Cash dividends declared ($0.17 per share)			(1,100)		(1,100)

Balance, June 30, 2008	3,238,312	$46,084	$ 7,047	$17	$53,148

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,482	$1,902
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,000	370
Depreciation	413	410
Amortization	490	505
Expense related to employee stock options and stock purchases	25	23
(Gains) losses on sales of securities	(33)	-
Gains on sales of loans	(134)	(156)
Loans originated for sale	(7,001)	(8,926)
Proceeds from loan sales	6,786	8,704
Earnings on bank-owned life insurance	(187)	(174)
Proceeds from sales of other real estate owned	839	-
Net changes in other assets	560	(68)
Net changes in other liabilities	(241)	(1,364)
Net cash from operating activities	3,999	1,226

Cash flows from investing activities:
Securities available for sale:
Sales	1,740	925
Maturities, prepayments and calls	14,636	8,664
Purchases	(13,327)	(10,766)
Loan (originations) and repayments, net	(1,997)	(589)
Purchases of premises and equipment, net of disposals/sales	(413)	(40)
Purchase of bank-owned life insurance	-	(150)
Purchase of agency book of business	-	(348)
Additional cash payments for direct costs associated with the merger with Valley Ridge Financial Corp.		(61)
Net cash from investing activities	639	(2,365)

Cash flows from financing activities:
Net change in deposits	(7,652)	(11,345)
Net change in securities sold under agreements to repurchase	(4,125)	(2,812)
Net change in federal funds purchased	4,684	10,040
Proceeds from Federal Home Loan Bank advances	10,000	17,000
Payments on Federal Home Loan Bank advances	(7,000)	(11,000)
Issuance of common stock	84	105
Repurchase of common stock	-	(223)
Cash dividends	(1,100)	(1,103)
Net cash used in financing activities	(5,109)	662

Net change in cash and cash equivalents	(471)	(477)
Beginning cash and cash equivalents	11,140	9,936

Ending cash and cash equivalents	$10,669	$9,459

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,333	$6,965
Cash paid for income taxes	$200	$725
Loans transferred to other real estate	$1,929	$84
Premises and equipment transferred to other real estate	$-	$54
Goodwill allocated to premises and equipment	$-	$716
Goodwill allocated to other real estate	$-	$186
Goodwill acquired from other liabilities	$-	$(563)

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2008 and June 30, 2007, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2008 and June 30, 2007, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2008 and June 30, 2007. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Stock Transactions
A total of 3,916 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $49,000 under the terms of the Directors' Stock Purchase Plan in the first half of 2008. A total of 4,582 shares were issued to employees for a cash price of $35,000 under the Employee Stock Purchase Plan in the first two quarters of 2008.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Balance at beginning of period	$3,843	$3,548	$3,600	$3,569
Provision charged to expense	450	270	1,000	370
Recoveries credited to the allowance	72	68	190	140
Loans charged off	(655)	(338)	(1,080)	(530)

Balance at end of period	$3,710	$3,549	$3,710	$3,549

Information regarding impaired loans follows:
(Dollars in thousands)	June 30, 2008	December 31, 2007

Loans with no allowance allocated	$2,488	$2,677
Loans with allowance allocated	2,480	2,130
Amount of allowance for loan losses allocated	822	824

(Dollars in thousands)	Three Months Ended June 30,
	2008	2007

Average balance during the period	$4,531	$6,511

(Dollars in thousands)	Six Months Ended June 30,
	2008	2007

Average balance during the period	$4,623	$6,620

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic Earnings Per Share
Net income available to common
shareholders	$723	$901	$1,482	$1,902

Weighted average common shares outstanding	3,234,657	3,243,090	3,232,622	3,245,454

Basic earnings per share	$0.23	$0.28	$0.46	$0.59

Diluted Earnings Per Share
Net income available to common
shareholders	$723	$901	$1,482	$1,902

Weighted average common shares outstanding	3,234,657	3,243,090	3,232,622	3,245,454
Plus dilutive stock options	-	1,505	-	1,883

Weighted average common shares outstanding
and potentially dilutive shares	3,234,657	3,244,595	3,232,622	3,247,337

Diluted earnings per share	$0.23	$0.28	$0.46	$0.59

As of June 30, 2008, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for both the three-month and six-month periods ended June 30, 2008. As of June 30, 2007, there were 30,585 stock options considered to be anti-dilutive to earnings per share for the three-month period ended June 2007 and 23,865 stock options for the six months ended June 30, 2007. These stock options have been excluded from the calculation above.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of June 30, 2008. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2008
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Assets
Investment securities, available for sale	$ 72,389	$ 2,826	$ 4,092	$ 79,307

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2007	$4,748
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	(141)
Net purchases, sales, calls, and maturities	(386)
Net transfers in/out of Level 3	(129)

Balance at June 30, 2008	$4,092

Of the Level 3 assets that were still held by the Bank at June 30, 2008, the net unrealized loss for the six months ended June 30, 2008 was $141,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were sales of $200,000 of Level 3 securities in the first half of 2008. There were no purchases of Level 3 securities during the six months ended June 30, 2008.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available-for-sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and money market preferred securities. The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

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

Assets Measured at Fair Value on a Nonrecurring Basis
(Dollars in Thousands)
	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended June 30, 2008
Assets
Impaired loans accounted for under SFAS 114	$ 4,968	$ -	$ -	$ 4,968	$ 150

Impaired loans accounted for under SFAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The losses indicated for the period ended June 30, 2008 consisted of charge-downs that were posted to the allowance for loan losses.

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

RESULTS OF OPERATIONS

Summary
Net income was $723,000 in the second quarter of 2008 compared to $901,000 in the second quarter of 2007. For the six months ended June 30, 2008, net income was $1,482,000, compared to $1,902,000 in the same period in 2007. The change in both cases resulted primarily from a higher provision for loan losses in 2008 than in 2007.

Lower noninterest expense in the first quarter and first six months of 2008 compared to the same periods in 2007 was offset by lower net interest income and noninterest income in the same periods. The return on average assets and return on average shareholders' equity was 0.63% and 5.52%, respectively, for the first half of 2008, compared to .82% and 7.32%, respectively, for the same period in 2007.

Dividends
Cash dividends of $550,000 or $0.17 per share were declared in the second quarter of 2008, compared to $552,000 or $0.17 per share in the second quarter of 2007. The cash dividends declared in the first six months of 2008 were $1,100,000 or $.34 per share, compared to $1,103,000 or $.34 per share declared in 2007. The cash dividend payout percentage was 74% for the first six months of 2008, compared to 58% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2008 and 2007, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 325,608	$ 11,506	7.07%	$ 329,469	$ 12,411	7.53%
Taxable securities (2) (3)	39,684	1,025	5.17	45,127	1,126	4.99
Nontaxable securities (1) (2)	46,240	1,424	6.16	36,424	1,120	6.15
Other	3,166	50	3.16	510	17	6.67
Interest-earning assets	414,698	14,005	6.75	411,530	14,674	7.13
Noninterest-earning assets	52,193			51,498
Total assets	$ 466,891			$ 463,028

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 90,596	798	1.76%	$ 89,766	1,061	2.36%
Savings deposits	28,795	67	0.47	28,413	70	0.49
Certificates of deposit	175,475	4,031	4.59	192,117	4,510	4.70
Advances from Federal Home Loan Bank	38,658	877	4.54	25,716	663	5.16
Other	19,680	312	3.17	18,257	360	3.94
Interest-bearing liabilities	353,204	6,085	3.44	354,269	6,664	3.76
Noninterest-bearing demand deposits	53,203			51,877
Other noninterest-bearing liabilities	6,800			4,943
Shareholders' equity	53,684			51,939
Total liabilities and shareholders' equity	$ 466,891			$ 463,028

Net interest income (tax-equivalent basis) - interest spread		7,920	3.31%		8,010	3.37%
Tax-equivalent adjustment (1)		(494)			(406)
Net interest income		$ 7,426			$ 7,604
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.82%			3.89%

______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Six Months Ended June 30, 2008 Over 2007
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(905)	$(144)	$(761)
Taxable securities	(101)	(201)	100
Nontaxable securities (2)	304	302	2
Other	33	63	(30)
Net change in tax-equivalent income	(669)	20	(689)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(263)	29	(292)
Savings deposits	(3)	2	(5)
Certificates of deposit	(479)	(384)	(95)
Advances from Federal Home Loan Bank	214	430	(216)
Other	(48)	67	(115)
Net change in interest expense	(579)	144	(723)
Net change in tax-equivalent net interest income	$(90)	$(124)	$34

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $494,000 and $406,000 for the six months ended June 30, 2008 and 2007, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $90,000 in the first six months of 2008 compared to the same period in 2007. Although average interest-earning assets were $3.2 million higher in the first half of 2008 than in the same period in the prior year, a decrease of 6 basis points in the net interest spread from 2007 to 2008 caused the small decline in net interest income as the average rate earned on interest-earning assets fell more than the rate paid on interest-bearing liabilities.

The average balance of loans decreased $3.9 million in the first six months of 2008 compared to the same period in 2007. Average residential mortgage loans were $7.2 million lower in 2008 than in 2007 as borrowers refinanced from adjustable rate loans that the Bank held in its portfolio to fixed rate loans that were sold in the secondary market. The decrease in the average loans balance combined with a 46 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decrease $905,000 in the first six months of 2008 compared to the same period in the prior year. The decrease in the average rate earned on loans was due to a 250 basis point decrease in the Bank's prime lending rate that occurred from December 2007 through April 2008. The average balance of total securities increased $4.4 million in the first half of 2008 compared to the same period in

2007. Securities were purchased in the second half of 2007 and early 2008 to provide growth in interest-earnings assets. As a result of the balance growth and a relatively small increase in yields earned, tax-equivalent interest income rose $203,000 in the first six months of 2008 compared to the same period in the prior year. The increase in other interest-earning assets in the first two quarters of 2008 compared to the first quarter of 2007 was caused by a higher level of federal funds sold in 2008 than in the prior year.

The average balance of interest-bearing demand deposits increased $830,000 in the first six months of 2008 compared to the same period in 2007. The higher average balance was offset by a 60 basis point decline in the average rate paid, which caused interest expense to fall $263,000 in the first half of 2008 compared to the same quarter in 2007. The average balance of certificates of deposit was down $16.6 million in the first six months of 2008 compared to the same period in 2007. The decrease was caused by maturing brokered certificates of deposit that were not replaced, which caused the average brokered balance to be $21.7 million less in the first half of 2008 than in the same period in 2007. The decline in certificates of deposit, combined with an 11 basis point decrease in the average rate paid, caused interest expense to fall $479,000 in 2008 compared to 2007. The average balance of advances from the Federal Home Loan Bank of Indianapolis ("FHLBI") was $12.9 million higher in the first six months of 2008 than the prior year. FHLB advances were used in the last half of 2007 and the first half of 2008 to replace maturing brokered certificates of deposit since the rate on new advances was lower than that of new certificates of deposit. The growth in FHLB advances, although partially offset by a 62 basis point decrease in the average rate paid, caused interest expense to increase $214,000 in the first half of 2008 compared to the same period in 2007. Growth in other interest-bearing liabilities in the first quarter of 2008 compared to the first quarter of 2007 was due to a higher average balance in repurchase agreements.

ChoiceOne's net interest income spread was 3.31% in the first six months of 2008, compared to 3.37% for the first six months of 2007. The lower average rate earned on loans caused the average rate earned on interest-earning assets to decline 38 basis points in the first half of 2008 compared to the same period in 2007. The impact of loans was partially offset by higher rates earned on securities. The total funding cost dropped 32 basis points in the first six months of 2008 compared to the same period in 2007. This was due to lower interest rates paid on all interest-bearing liability categories. Management plans to continue its emphasis on local deposit growth in 2008.

Management estimates growth in earning assets may be a challenge for the remainder of 2008 given the lackluster economy in Michigan and depressed real estate values affecting commercial and residential borrowers.

Provision and Allowance for Loan Losses
The allowance for loan losses was $3,710,000 as of June 30, 2008, compared to $3,843,000 as of March 31, 2008 and $3,600,000 as of December 31, 2007. The decrease in the allowance in the second quarter of 2008 was due to a lower level of specific allowance allocations to certain commercial and industrial and commercial real estate loans. This was in contrast to the first quarter of 2008 when specific allowance allocations increased. The balance of general allowance dollars was higher as of June 30, 2008 than it was as of the end of 2007. The provision for loan losses was $450,000 and $1,000,000 for the second quarter and first half of 2008, respectively, compared to $270,000 and $370,000 for the same period in 2007. The allowance increase and higher provision were believed necessary due to higher net charge-offs in the first six months of 2008 than in the same period in 2007, deterioration in certain commercial real estate and residential real estate loan credits, and continued concerns over the Michigan economy. The allowance for loan losses was 1.13% of total loans as of June 30, 2008, compared to 1.19% at March 31, 2008 and 1.10% at December 31, 2007.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:
(Dollars in thousands)	2008		2007
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	169	16	153	11
Consumer	227	135	301	129
Real estate, commercial	201	34	26	-
Real estate, residential	483	5	50	-
	$1,080	$190	$530	$140

Net charge-offs in the first six months of 2008 were $890,000, compared to $390,000 in the first half of 2007. Net charge-offs as a percentage of average loans were .55% in the first half of 2008 and .24% for the same period in the prior year. As shown in the table above, the increase was due to higher charge-off levels for commercial real estate loans and residential real estate loans. Management believes that the primary reason for the higher charge-off level is the economic climate in Michigan which has affected both business and personal borrowers. This climate has had a negative impact on real estate collateral values for ChoiceOne's loans. Management has and intends to continue working with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2008, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income was $1,249,000 in the second quarter of 2008 compared to $1,453,000 in the same period in 2007. For the six months ended June 30, 2008, total noninterest income was $2,582,000, compared to $2,881,000 in the same period in 2007. The change in noninterest income in the first two quarters of 2008 compared to 2007 was due to the sale of ChoiceOne's property and casualty insurance lines of business in October 2007. These lines of business produced $404,000 in revenues in the first six months of 2007 that were included in insurance commissions and other noninterest income. Offsetting part of the effect of the insurance sale was an increase of $128,000 in investment commission revenue and an improvement of $33,000 in gains on sales of securities in the first six months of 2008 compared to the same period in 2007. The growth in investment commissions was caused by increased mutual fund and annuity sales and higher investment advisory fees in the first half of 2008 compared to the same period in 2007.

Management anticipates that noninterest income may be lower in the third quarter of 2008 compared to the same period in 2007 as a result of the gain on the sale of the insurance lines of business in October 2007 and the revenues generated by these lines of business. Management plans to continue its emphasis of growth in deposit accounts and investment sales to offset the lower revenue from insurance.

Noninterest Expense
Total noninterest expense was $3,673,000 in the second quarter of 2008 compared to $3,862,000 in the same period in 2007. For the six months ended June 30, 2008, total noninterest expense was $7,245,000 compared to $7,657,000 in the first half of 2007. Compensation and benefits were $187,000 lower in the second quarter and $307,000 lower in the first six months of 2008 than in the same periods in 2007. This decrease was due to the sale of the property and casualty lines of business in October 2007, which eliminated the compensation and other costs related to this activity. Data processing expense was $31,000 lower in the second quarter and $97,000 lower in the first half of 2008 than in the same periods in the prior year. This resulted primarily from cost reductions for ATM processing due to a new contract signed by ChoiceOne in early 2008. Professional fees were up $54,000 in the second quarter and $40,000 in the first half of 2008 than the same periods in 2007. The reason for the increase was higher accounting fees and costs related to ChoiceOne's overdraft protection program. FDIC insurance cost was $57,000 higher in the second quarter and $107,000 higher in the first six months of 2008 compared to similar periods in 2007. ChoiceOne had assessment credits from the FDIC that were used to reduce the insurance cost in 2007. These credits were fully utilized in January 2008. Advertising and promotional expense was down in both the second quarter and first half of 2008 compared to the same periods in 2007 as fewer costs had been incurred in the first two quarters of 2008. The increase in other noninterest expense in the first half of 2008 compared to the same period in 2007 was caused by higher training expenses, higher loan-related costs, and increases in various other expenses.

Management anticipates that the sale of ChoiceOne's property and casualty insurance lines of business that occurred in October 2007 will cause expense related to these activities to be less in the third quarter of 2008 than in the corresponding quarter in 2007.

Income Tax Expense
Income tax expense decreased $120,000 and $275,000, respectively, in the second quarter and first six months of 2008 compared to the same periods in 2007. Taxable income was significantly less in 2008 due to the lower level of income before income tax. Nontaxable income from municipal securities and bank-owned life insurance also affected taxable income as they comprised a larger percentage of income before income tax in 2008 than in the prior year. As a result, ChoiceOne's effective tax rate was 15.9% for the first six months of 2008 versus 22.6% for the first six months of 2007.

FINANCIAL CONDITION

Securities
The securities available for sale declined $3.8 million from December 31, 2007 to June 30, 2008. ChoiceOne has purchased a mix of government agency, mortgage-backed, municipal, and equity securities totaling $13.3 million in the first six months of 2008 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $11.4 million in various securities were called or matured since the end of 2007. Principal repayments on securities totaled $3.2 million in the first half of 2008. Approximately $1.7 million of securities were sold in the first two quarters of 2008 for a net gain of $33,000. ChoiceOne's balance in Money Market Preferred Securities declined from $4.5 million as of December 31, 2007 to $2.8 million as of June 30, 2008. Management has reviewed the quality of its securities in the first six months of 2008 with particular attention paid to the ratings of insurance companies that insure municipal bonds. Management anticipates that purchases of securities in the remainder of 2008 will depend on reinvestment rates and the level of growth in ChoiceOne's local deposits.

Loans
The loan portfolio (excluding loans held for sale) declined $822,000 from December 31, 2007 to June 30, 2008. Commercial and industrial, commercial real estate and agricultural loans increased $4.2 million due to calling efforts on borrowers. Consumer loans were virtually unchanged in the first half of 2008. Residential real estate loans declined $4.9 million in the first six months of 2008. The residential loans decrease was primarily due to mortgage borrowers refinancing from adjustable rate loans into fixed rate loans. ChoiceOne holds adjustable rate mortgage loans in its loan portfolio while most fixed rate loans are sold into the secondary market.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $5.0 million as of June 30, 2008, compared to $4.1 million as of March 31, 2008 and $4.8 million as of December 31, 2007. The balance of loans with no allowance allocated decreased $189,000 in the first six months of 2008 while the balance of loans with an allowance allocated increased $350,000. The balance of loans shown in Note 2 with no allowance allocated was $2,677,000 as of December 31, 2007.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	June 30, 2008	December 31, 2007
Loans accounted for on a nonaccrual basis	$ 6,908	$ 5,605
Accruing loans contractually past due 90 days or more as to principal or interest payments	126	188
Loans considered troubled debt restructurings	-	-
Total	$ 7,034	$ 5,793

At June 30, 2008, nonaccrual loans included $4.1 million in commercial industrial and commercial real estate loans, $2.7 million in residential real estate loans, and $0.1 million in consumer loans. At December 31, 2007, nonaccrual loans included $3.0 million in commercial industrial and commercial real estate loans, $2.4 million in residential real estate loans, and $0.2 million in consumer loans. The increase in nonperforming loans since the end of 2007 was caused by a restaurant property loan for $1.5 million that was reclassified to a nonaccrual basis in the second quarter of 2008. The loan is in the process of foreclosure and management believes that the loan is well secured. Management believes the specific reserves allocated to its nonperforming loans are sufficient at June 30, 2008.

Other Real Estate Owned
The balance of other real estate owned ("OREO") increased $1.1 million from December 31, 2007 to June 30, 2008. Commercial and residential real estate loans totaling $1,929,000 were transferred into OREO during the first six months of 2008 while sales of properties or payments upon them were $839,000 for the same time period. Due to the current state of the Michigan economy, there may be continuing transfers from loans into OREO during the remainder of 2008.

Deposits and Borrowings
Total deposits were $344 million as of June 30, 2008, compared to $352 million as of December 31, 2007. Local deposits have grown $3.1 million in the first six months of 2008 while brokered certificates of deposit were reduced $10.8 million. Since the end of 2007, checking account balances have declined $4.3 million; however, money market account balances have risen $5.8 million. Savings account balances increased by $3.5 million in the first half of 2008 while local certificates of deposit declined $1.9 million. The decrease in brokered deposits resulted from management's decision to replace them with local cost funding in the way of local deposits and Federal Home Loan Bank advances.

Federal Home Loan Bank advances increased $3.0 million in the first six months of 2008 as management used them to replace maturing brokered certificates of deposit. The rates paid on these borrowings were lower than comparable brokered deposit rates. The $4.1 million decline in the balance of securities sold under agreements to repurchase was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term.

Management plans to continue its marketing efforts toward growing local deposits to replace maturing brokered deposits and other borrowings for the remainder of 2008.

Shareholders' Equity
Total shareholders' equity was virtually the same at June 30, 2008 as it was at December 31, 2007. The effect of current year's net income and proceeds from the sale of ChoiceOne's stock was offset by cash dividends paid and a decrease in accumulated other comprehensive income. ChoiceOne did not repurchase any of its common stock in the first half of 2008, in contrast to the same period in 2007 when 12,700 shares were repurchased. Management may repurchase shares of its common stock in the remainder of 2008 and retire them. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares of common stock.

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

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $3,999,000 for the six months ended June 30, 2008 compared to $1,226,000 provided in the same period a year ago. The increase was caused by cash provided from changes in other assets and other liabilities and proceeds from sales of other real estate owned. Net cash from investing activities was $639,000 in the first half of 2008 compared to negative $2,365,000 in the same period in 2007. Net cash provided by securities activity was offset by a higher amount of net loan originations in 2008 compared to 2007. Net cash used in financing activities was $5,109,000 in the first six months of 2008 compared to $662,000 of cash provided in the same period in the prior year. The effect of less cash provided by federal funds purchased and Federal Home Loan Bank advances as well as less cash used by securities sold under agreements to repurchase was partially offset by a smaller decrease in total deposits in the first half of 2008 compared to the first half of 2007.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of June 30, 2008 increased net interest income 3% if rates rose 200 basis points and decreased net interest income 2% if rates fell 200 basis points. The economic value of shareholders' equity declined 4% when rates were shocked 200 basis points upward and increased shareholders' equity 6% if rates were shocked 200 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the six months ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2008, the Registrant issued 1,060 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $14,000. On May 22, 2008, the Registrant issued 1,807 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $21,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the second quarter of 2008. As of June 30, 2008, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 24, 2008, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2011 Annual Meeting:
	Votes For	Votes Withheld	Broker Non-Votes
Jerome B. Arends	2,581,366	38,674	0
K. Timothy Bull	2,575,500	44,539	0
Dennis Nelson	2,567,956	52,084	0
Jon E. Pike	2,581,980	38,060	0
Donald VanSingel	2,581,634	38,406	0

Directors James A. Bosserd, William F. Cutler Jr., Richard L. Edgar, Paul Johnson, and Andrew Zamiara continue their term until the 2009 Annual Meeting. Directors Frank Berris, Stuart Goodfellow, Gary Gust, and Robert Humphreys continue their term until the 2010 Annual Meeting.

The shareholders also approved an amendment to the Restated Articles of Incorporation to increase the number of shares of authorized capital stock from 4,100,000 to 7,100,000. The following sets forth the results of the voting for that matter:
Shares Voted

For	2,509,039

Against	94,366

Abstentions	16,634

Broker Non-Votes	0

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended to date.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: August 13, 2008	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant, as amended to date.

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