Form 10-Q
period 2008-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2008-11-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, the Registrant had outstanding 3,243,486 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,820	$10,923
Federal funds sold	-	217
Cash and cash equivalents	7,820	11,140

Securities available for sale	79,397	83,156
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,269	1,265

Loans held for sale	347	100
Loans	326,028	328,358
Allowance for loan losses	(4,085)	(3,600)
Loans, net	321,943	324,858

Premises and equipment, net	11,958	11,865
Other real estate owned, net	2,381	1,509
Cash value of life insurance policies	8,791	8,538
Intangible assets, net	3,658	4,031
Goodwill	13,728	13,728
Other assets	6,632	6,761
Total assets	$461,228	$470,155

Liabilities
Deposits - noninterest-bearing	$50,926	$54,355
Deposits - interest-bearing	286,765	297,489
Total deposits	337,691	351,844

Advances from Federal Home Loan Bank	41,951	35,933
Securities sold under agreements to repurchase	16,800	21,710
Federal funds purchased	5,209	-
Other liabilities	6,274	7,526
Total liabilities	407,925	417,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,242,318 at September 30, 2008 and 3,229,814 at December 31, 2007	46,128	45,956
Retained earnings	7,109	6,665
Accumulated other comprehensive income, net	66	521
Total shareholders' equity	53,303	53,142
Total liabilities and shareholders' equity	$461,228	$470,155

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$5,633	$6,327	$17,120	$18,714
Securities:
Taxable	526	501	1,642	1,682
Tax exempt	426	492	1,284	1,175
Other	15	60	65	77
Total interest income	6,600	7,380	20,111	21,648

Interest expense
Deposits	2,054	2,947	6,950	8,609
Advances from Federal Home Loan Bank	437	377	1,314	1,040
Other	123	171	435	510
Total interest expense	2,614	3,495	8,699	10,159

Net interest income	3,986	3,885	11,412	11,489
Provision for loan losses	750	665	1,750	1,035

Net interest income after provision for loan losses	3,236	3,220	9,662	10,454

Noninterest income
Deposit service charges	880	876	2,487	2,474
Insurance and investment commissions	141	310	538	918
Gains on sales of loans	45	87	179	243
Gains on sales of securities	-	11	33	11
Loan servicing fees, net	19	18	52	66
Earnings on life insurance policies	94	98	281	272
Losses on sales of other assets	(178)	(81)	(192)	(136)
Other	103	108	308	460
Total noninterest income	1,104	1,427	3,686	4,308

Noninterest expense
Compensation and benefits	1,739	2,069	5,389	6,026
Occupancy and equipment	543	538	1,625	1,664
Data processing	355	366	1,012	1,120
Professional fees	159	138	472	411
Supplies and postage	137	108	385	386
Advertising and promotional	43	69	103	251
Intangible amortization	125	125	374	374
Director fees	74	77	217	226
FDIC insurance	72	18	201	40
Other	399	351	1,113	1,018
Total noninterest expense	3,646	3,859	10,891	11,516

Income before income tax	694	788	2,457	3,246
Income tax expense	82	114	363	670

Net income	$612	$674	$2,094	$2,576

Comprehensive income	$661	$1,143	$1,639	$2,661

Basic earnings per share	$0.19	$0.20	$0.65	$0.79
Diluted earnings per share	$0.19	$0.20	$0.65	$0.79
Dividends declared per share	$0.17	$0.17	$0.51	$0.51

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2007	3,250,629	$46,253	$ 5,285	$(19)	$51,519

Comprehensive income
Net income			2,576		2,576
Net change in unrealized gain (loss) on
securities available for sale				85	85
Total comprehensive income					2,661

Shares issued	9,223	138			138
Shares repurchased	(32,700)	(537)			(537)
Change in ESOP repurchase obligation		21			21
Effect of stock options granted		23			23
Effect of employee stock purchases		11			11
Cash dividends declared ($0.51 per share)			(1,653)		(1,653)

Balance, September 30, 2007	3,227,152	$45,909	$ 6,208	$66	$52,183

Balance, January 1, 2008	3,229,814	$45,956	$ 6,665	$521	$53,142

Comprehensive income
Net income			2,094		2,094
Net change in unrealized gain on
securities available for sale				(455)	(455)
Total comprehensive income					1,639

Shares issued	12,504	119			119
Change in ESOP repurchase obligation		19			19
Effect of stock options granted		24			24
Effect of employee stock purchases		10			10
Cash dividends declared ($0.51 per share)			(1,650)		(1,650)

Balance, September 30, 2008	3,242,318	$46,128	$ 7,109	$66	$53,303

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,094	$2,576
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,750	1,035
Depreciation	629	624
Amortization	742	746
Expense related to employee stock options and stock purchases	34	34
Gains on sales of securities	(33)	(11)
Gains on sales of loans	(179)	(243)
Loans originated for sale	(9,621)	(13,260)
Proceeds from loan sales	9,503	13,534
Earnings on bank-owned life insurance	(281)	(272)
Proceeds from sales of other real estate owned	1,133	-
Net changes in other assets	154	446
Net changes in other liabilities	(1,000)	(1,831)
Net cash from operating activities	4,925	3,378

Cash flows from investing activities:
Securities available for sale:
Sales	1,740	3,894
Maturities, prepayments and calls	17,864	13,453
Purchases	(16,606)	(24,603)
Loan (originations) and repayments, net	(1,136)	5,007
Purchases of premises and equipment, net of disposals/sales	(722)	(227)
Purchase of bank-owned life insurance	-	(150)
Purchase of agency book of business	-	(348)
Additional cash payments for direct costs associated with the merger with Valley Ridge Financial Corp.	-	(61)
Net cash from investing activities	1,140	(3,035)

Cash flows from financing activities:
Net change in deposits	(14,153)	(9,697)
Net change in securities sold under agreements to repurchase	(4,910)	2,804
Net change in federal funds purchased	5,209	3,560
Proceeds from Federal Home Loan Bank advances	30,000	20,000
Payments on Federal Home Loan Bank advances	(24,000)	(16,000)
Issuance of common stock	119	138
Repurchase of common stock	-	(537)
Cash dividends	(1,650)	(1,653)
Net cash used in financing activities	(9,385)	(1,385)

Net change in cash and cash equivalents	(3,320)	(1,042)
Beginning cash and cash equivalents	11,140	9,936

Ending cash and cash equivalents	$7,820	$8,894

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,044	$10,495
Cash paid for income taxes	$300	$900
Loans transferred to other real estate	$2,201	$149
Premises and equipment transferred to other real estate	$-	$54
Goodwill allocated to premises and equipment	$-	$716
Goodwill allocated to other real estate	$-	$186
Goodwill acquired from other liabilities	$-	$(387)

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2008 and September 30, 2007, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2008 and September 30, 2007, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2008 and September 30, 2007. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Management believes the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of loans in the portfolio and economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne's assets reported on the balance sheet as well as its net income.

Stock Transactions
A total of 5,420 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $65,000 under the terms of the Directors' Stock Purchase Plan in the first nine months of 2008. A total of 7,084 shares were issued to employees for a cash price of $54,000 under the Employee Stock Purchase Plan in the first nine months of 2008.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$3,710	$3,549	$3,600	$3,569
Provision charged to expense	750	665	1,750	1,035
Recoveries credited to the allowance	110	79	300	219
Loans charged off	(485)	(570)	(1,565)	(1,100)

Balance at end of period	$4,085	$3,723	$4,085	$3,723

Information regarding impaired loans follows:
(Dollars in thousands)	September 30, 2008	December 31, 2007

Loans with no allowance allocated	$1,304	$2,677
Loans with allowance allocated	4,864	2,130
Amount of allowance for loan losses allocated	1,233	824

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Average balance during the period	$5,568	$6,018	$5,009	$6,397

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic Earnings Per Share
Net income available to common
shareholders	$612	$674	$2,094	$2,576

Weighted average common shares outstanding	3,239,451	3,236,724	3,234,915	3,242,512

Basic earnings per share	$0.19	$0.20	$0.65	$0.79

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Diluted Earnings Per Share
Net income available to common
shareholders	$612	$674	$2,094	$2,576

Weighted average common shares outstanding	3,239,451	3,236,724	3,234,915	3,242,512
Plus dilutive stock options	-	784	-	1,486

Weighted average common shares outstanding
and potentially dilutive shares	3,239,451	3,237,508	3,234,915	3,243,998

Diluted earnings per share	$0.19	$0.20	$0.65	$0.79

As of September 30, 2008, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for both the three-month and nine-month periods ended September 30, 2008. As of September 30, 2007, there were 30,585 stock options considered to be anti-dilutive to earnings per share for the three- and nine-month periods ended September 30, 2007. These stock options have been excluded from the calculation above.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of September 30, 2008. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2008
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Assets
Investment securities, available for sale	$ 70,932	$ 4,471	$ 3,994	$ 79,397

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2007	$4,748
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	(219)
Net purchases, sales, calls, and maturities	(406)
Net transfers in (out) of Level 3	(129)

Balance at September 30, 2008	$3,994

Of the Level 3 assets that were still held by the Bank at September 30, 2008, the net unrealized loss for the nine months ended September 30, 2008 was $209,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were sales of $200,000 of Level 3 securities in the first nine months of 2008. There were no purchases of Level 3 securities during the nine months ended September 30, 2008.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available-for-sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and money market preferred securities. The Bank estimates the fair value of these assets based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

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

Assets Measured at Fair Value on a Nonrecurring Basis
(Dollars in Thousands)
	Balance at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended September 30, 2008
Assets
Impaired loans accounted for under SFAS 114	$ 6,168	$ -	$ -	$ 6,168	$ 93

Impaired loans accounted for under SFAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The losses indicated for the period ended September 30, 2008 consisted of charge-downs that were posted to the allowance for loan losses.

Other assets, including bank-owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the Financial Accounting Standards Board issued a staff position that delayed the applicability of

Statement of Financial Accounting Standards 157, "Fair Value Measurements," to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

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

RESULTS OF OPERATIONS

Summary
Net income was $612,000 in the third quarter of 2008 compared to $674,000 in the third quarter of 2007. For the nine months ended September 30, 2008, net income was $2,094,000, compared to $2,576,000 in the same period in 2007. The change in both cases resulted primarily from a higher provision for loan losses in 2008 than in 2007. Lower noninterest expense in the third quarter and first nine months of 2008 compared to the same periods in 2007 was offset by lower noninterest income in the same periods. The return on average assets and return on average shareholders' equity was 0.60% and 5.20%, respectively, for the first nine months of 2008, compared to .74% and 6.61%, respectively, for the same period in 2007.

Dividends
Cash dividends of $550,000 or $0.17 per share were declared in the third quarter of 2008, compared to $550,000 or $0.17 per share in the third quarter of 2007. The cash dividends declared in the first nine months of 2008 were $1,650,000 or $.51 per share, compared to $1,653,000 or $.51 per share declared in 2007. The cash dividend payout percentage was 79% for the first nine months of 2008, compared to 64% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2008 and 2007, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 325,893	$ 17,147	7.02%	$ 328,609	$ 18,749	7.61%
Taxable securities (2) (3)	39,487	1,515	5.12	43,964	1,682	5.10
Nontaxable securities (1) (2)	45,816	2,118	6.16	38,746	1,780	6.13
Other	3,053	65	2.84	1,849	77	5.55
Interest-earning assets	414,249	20,845	6.71	413,168	22,288	7.19
Noninterest-earning assets	54,804			51,345
Total assets	$ 469,053			$ 464,513

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 92,029	1,080	1.56%	$ 91,502	1,663	2.42%
Savings deposits	29,839	102	0.46	28,333	105	0.49
Certificates of deposit	172,309	5,768	4.46	189,006	6,841	4.83
Advances from Federal Home Loan Bank	38,986	1,314	4.49	26,650	1,040	5.20
Other	19,280	435	3.01	18,245	510	3.73
Interest-bearing liabilities	352,443	8,699	3.29	353,736	10,159	3.83
Noninterest-bearing demand deposits	53,481			50,676
Other noninterest-bearing liabilities	9,487			8,117
Shareholders' equity	53,642			51,984
Total liabilities and shareholders' equity	$ 469,053			$ 464,513

Net interest income (tax-equivalent basis) - interest spread		12,146	3.42%		12,129	3.36%
Tax-equivalent adjustment (1)		(734)			(640)
Net interest income		$ 11,412			$ 11,489
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.91%			3.91%
______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Nine Months Ended September 30, 2008 Over 2007
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(1,602)	$(154)	$(1,448)
Taxable securities	(167)	(175)	8
Nontaxable securities (2)	338	327	11
Other	(12)	50	(62)
Net change in tax-equivalent income	(1,443)	48	(1,491)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(583)	16	(599)
Savings deposits	(3)	8	(11)
Certificates of deposit	(1,073)	(580)	(493)
Advances from Federal Home Loan Bank	274	504	(230)
Other	(75)	43	(118)
Net change in interest expense	(1,460)	(9)	(1,451)
Net change in tax-equivalent net interest income	$17	$57	$(40)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $734,000 and $640,000 for the nine months ended September 30, 2008 and 2007, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $17,000 in the first nine months of 2008 compared to the same period in 2007. Average interest-earning assets grew very slightly in the first three quarters of 2008 compared to the same period in 2007. The net interest spread also increased slightly.

The average balance of loans decreased $2.7 million in the first nine months of 2008 compared to the same period in 2007. Average residential mortgage loans were $7.6 million lower in 2008 than in 2007 as borrowers refinanced from adjustable rate loans that the Bank held in its portfolio to fixed rate loans that were sold in the secondary market. The decrease in the average loans balance combined with a 59 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decrease $1,602,000 in the first nine months of 2008 compared to the same period in the prior year. The decrease in the average rate earned on loans was due to a 225 basis point decrease in the Bank's prime lending rate that occurred in the first four months of 2008. The average balance of total securities increased $2.6 million in the first nine months of 2008 compared to the same period in 2007. Securities were purchased in the first nine months of 2007 and early 2008 to provide growth in interest-earnings assets. As a result of the balance growth and a small increase in yields earned, tax-equivalent interest income rose $171,000 in the first nine months of 2008 compared to the same period in the prior year. The increase in other interest-earning assets in the first nine months of 2008 compared to the first nine months of 2007 was caused by a higher level of federal funds sold in 2008 than in the prior year.

The average balance of interest-bearing demand deposits increased $527,000 in the first nine months of 2008 compared to the same period in 2007. The effect of the higher average balance was offset by an 86 basis point decline in the average rate paid, which caused interest expense to fall $583,000 in the first nine months of 2008 compared to the same period in 2007. The average balance of certificates of deposit was down $16.7 million in the first nine months of 2008 compared to the same period in 2007. The decrease was caused by maturing brokered certificates of deposit that were not replaced, which caused the average brokered balance to be $21.0 million less in the first nine months of 2008 than in the same period in 2007. The decline in certificates of deposit, combined with a 37 basis point decrease in the average rate paid, caused interest expense to fall $1,073,000 in 2008 compared to 2007. The average balance of advances from the Federal Home Loan Bank of Indianapolis ("FHLB") was $12.3 million higher in the first nine months of 2008 than the prior year. FHLB advances were used in the last quarter of 2007 and the first three quarters of 2008 to replace maturing brokered certificates of deposit since the rate on new advances was lower than that of new certificates of deposit. The growth in FHLB advances, although partially offset by a 71 basis point decrease in the average rate paid, caused interest expense to increase $274,000 in the first nine months of 2008 compared to the same period in 2007. Growth in other interest-bearing liabilities in the first three quarters of 2008 compared to the first three quarters of 2007 was due to a higher average balance in repurchase agreements.

ChoiceOne's net interest income spread was 3.42% in the first nine months of 2008, compared to 3.36% for the first nine months of 2007. The lower average rate earned on loans caused the average rate earned on interest-earning assets to decline 48 basis points in the first three quarters of 2008 compared to the same period in 2007. The total funding cost dropped 54 basis points in the first nine months of 2008 compared to the same period in 2007. This was due to lower interest rates paid on all interest-bearing liability categories. Management plans to continue its emphasis on local deposit growth in 2008.

Provision and Allowance for Loan Losses
The allowance for loan losses was $4,085,000 as of September 30, 2008, compared to $3,710,000 as of June 30, 2008 and $3,600,000 as of December 31, 2007. The increase that occurred in the allowance balance in the third quarter of 2008 and has occurred since the end of 2007 was due to a higher level of specific allowance allocations to certain commercial and industrial and commercial real estate loans. This was in contrast to the second quarter of 2008 when specific allocations declined. The provision for loan losses was $750,000 and $1,750,000 for the third quarter and first nine months of 2008, respectively, compared to $665,000 and $1,035,000 for the comparable periods in 2007. The allowance increase and higher provision in 2008 were believed necessary due to higher net charge-offs in the first nine months of 2008 than in the same period in 2007, deterioration in certain commercial real estate and residential real estate loan credits, and continued concerns over the Michigan economy. The allowance for loan losses was 1.25% of total loans as of September 30, 2008, compared to 1.13% at June 30, 2008 and 1.10% at December 31, 2007.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:
(Dollars in thousands)	2008		2007
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$33	$3
Commercial and industrial	330	54	418	10
Consumer	386	205	446	196
Real estate, commercial	223	35	77	1
Real estate, residential	626	6	126	9
	$1,565	$300	$1,100	$219

Net charge-offs in the first nine months of 2008 were $1,265,000, compared to $881,000 in the first nine months of 2007. Net charge-offs as a percentage of average loans were .78% in the first nine months of 2008 and .54% for the same period in the prior year. As shown in the table above, the increase was due to higher charge-off levels for commercial real estate loans and residential real estate loans. Management believes that the primary reason for the higher charge-off level is the economic climate in Michigan which has affected both business and personal borrowers. This climate has had a negative impact on real estate collateral values for ChoiceOne's loans. Management has and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2008, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income was $1,104,000 in the third quarter of 2008 compared to $1,427,000 in the same period in 2007. For the nine months ended September 30, 2008, total noninterest income was $3,686,000, compared to $4,308,000 in the same period in 2007. Much of the decrease in noninterest income in the third quarter and first nine months of 2008 compared to 2007 was due to the sale of ChoiceOne's property and casualty insurance lines of business in October 2007. These lines of business produced $158,000 in revenues in the third quarter of 2007 and $563,000 in the first nine months of 2007 that were included in insurance commissions and other noninterest income. A gain of $875,000 was recognized in the fourth quarter of 2007 from the sale of the insurance lines of business; this gain will not recur in 2008. Also contributing to the decrease in noninterest income in 2008 were a lower level of gains on sales of loans, higher losses on sales of other assets, and lower other noninterest income. Offsetting part of the effect of the insurance sale was an increase of $94,000 in investment commission revenue in the first nine months of 2008 compared to the same period in 2007. The growth in investment commissions was caused by increased mutual fund and annuity sales and higher investment advisory fees in the first nine months of 2008 compared to the same period in 2007.

Noninterest Expense
Total noninterest expense was $3,646,000 in the third quarter of 2008 compared to $3,859,000 in the same period in 2007. For the nine months ended September 30, 2008, total noninterest expense was $10,891,000 compared to $11,516,000 in the first nine months of 2007. Compensation and benefits were $330,000 lower in the third quarter and $637,000 lower in the first nine months of 2008 than in the same periods in 2007. The decrease was primarily due to the sale of the property and casualty insurance lines of business in October 2007, which eliminated the ongoing compensation and other costs related to this activity. Compensation expense was also affected by lower bonus accruals in the first nine months of 2008 than in the same period in 2007. Data processing expense was $11,000 lower in the third quarter and $108,000 lower in the first nine months of 2008 than in the same periods in the prior year. This resulted primarily from cost reductions for ATM processing due to a new contract signed by ChoiceOne in early 2008. Professional fees were up $21,000 in the second quarter and $61,000 in the first nine months of 2008 than the same periods in 2007. The reason for the increase was higher legal and accounting fees and costs related to ChoiceOne's overdraft protection program. FDIC insurance cost was $54,000 higher in the third quarter and $161,000 higher in the first nine months of 2008 compared to similar periods in 2007. ChoiceOne had assessment credits from the FDIC that were used to reduce the insurance cost in 2007. These credits were fully utilized in January 2008. Advertising and promotional expense was down in both the third quarter and first nine months of 2008 compared to the same periods in 2007 as fewer costs had been incurred in 2008. The increase in other noninterest expense in the first three quarters of 2008 compared to the same period in 2007 was caused by higher training expenses, higher loan-related costs, and increases in various other expenses.

Income Tax Expense
Income tax expense decreased $32,000 and $307,000, respectively, in the third quarter and first nine months of 2008 compared to the same periods in 2007. Taxable income was significantly less in 2008 due to the lower level of income before income tax. Nontaxable income from municipal securities, money market preferred securities, and bank-owned life insurance also affected taxable income as they comprised a larger percentage of income before income tax in 2008 than in the prior year. As a result, ChoiceOne's effective tax rate was 14.8% for the first nine months of 2008 versus 20.6% for the first nine months of 2007.

FINANCIAL CONDITION

Securities
Securities available for sale were virtually unchanged from the end of the second quarter of 2008 to the end of the third quarter and have declined $3.8 million from December 31, 2007 to September 30, 2008. ChoiceOne has purchased a mix of government agency, mortgage-backed, municipal, and equity securities totaling $16.6 million in the first nine months of 2008 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $13.8 million in various securities were called or matured since the end of 2007. Principal repayments on securities totaled $4.1 million in the first nine months of 2008. Approximately $1.7 million of securities were sold in the first nine months of 2008 for a net gain of $33,000. ChoiceOne's balance in Money Market Preferred Securities declined from $4.5 million as of December 31, 2007 to $2.8 million as of September 30, 2008. Management has reviewed the quality of its securities in the first nine months of 2008 with particular attention paid to the ratings of insurance companies that insure municipal bonds. Management anticipates that purchases of securities in the remainder of 2008 will depend on reinvestment rates and the level of growth in ChoiceOne's local deposits.

Loans
The loan portfolio (excluding loans held for sale) declined $1.5 million in the third quarter of 2008 and $2.3 million from December 31, 2007 to September 30, 2008. Commercial and industrial loans grew $4.5 million in the first nine months of 2008 due to calling efforts on borrowers. Commercial real estate loans and agricultural loans were down a total of $2.8 million since the end of 2007. Consumer loans have increased slightly first nine months of 2008. Residential real estate loans declined $4.4 million in the first nine months of 2008. The residential loans decrease was primarily due to mortgage borrowers refinancing from adjustable rate loans into fixed rate loans. ChoiceOne holds adjustable rate mortgage loans in its loan portfolio while most fixed rate loans are sold into the secondary market.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $6.2 million as of September 30, 2008, compared to $5.0 million as of June 30, 2008 and $4.8 million as of December 31, 2007. The balance of loans with no allowance allocated decreased $1.4 million in the first nine months of 2008 while the balance of loans with an allowance allocated increased $2.7 million. The balance of loans shown in Note 2 with no allowance allocated was $2,677,000 as of December 31, 2007.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	September 30, 2008	December 31, 2007
Loans accounted for on a nonaccrual basis	$ 7,748	$ 5,605
Accruing loans contractually past due 90 days or more as to principal or interest payments	251	188
Loans considered troubled debt restructurings	1,025	-
Total	$ 9,024	$ 5,793

At September 30, 2008, nonaccrual loans included $4.8 million in commercial industrial and commercial real estate loans, $2.8 million in residential real estate loans, and $0.1 million in consumer loans. At December 31, 2007, nonaccrual loans included $3.0 million in commercial industrial and commercial real estate loans, $2.4 million in residential real estate loans, and $0.2 million in consumer loans. Part of the increase in nonperforming loans since the end of 2007 was caused by a restaurant property loan for $1.5 million that was reclassified to a nonaccrual basis in the second quarter of 2008. The loan is in the process of foreclosure. The balance in loans considered troubled debt restructurings consisted of two commercial loans that were restructured in the third quarter of 2008. Management believes the specific reserves allocated to its nonperforming loans are sufficient at September 30, 2008.

Other Real Estate Owned
The balance of other real estate owned ("OREO") decreased $204,000 in the third quarter of 2008 and has increased $872,000 from December 31, 2007 to September 30, 2008. Commercial and residential real estate loans totaling $2,201,000 were transferred into OREO during the first nine months of 2008. This was offset by sales of properties or payments upon them of $1,133,000 and write-downs of other real estate balances of $196,000 during the same time period. Due to the current state of the Michigan economy, there may be continuing transfers from loans into OREO during the remainder of 2008.

Deposits and Borrowings
Total deposits were $338 million as of September 30, 2008, compared to $344 million as of June 30, 2008 and $352 million as of December 31, 2007. Local deposits declined $7.8 million in the third quarter of 2008 and have declined $4.4 million in the first nine months of 2008. Since the end of 2007, noninterest-bearing and interest-bearing checking account balances have decreased $8.6 million, while money market accounts and savings accounts balances have grown $10.8 million in the same time period. Local certificates of deposit have been reduced $6.7 million since the end of 2007, due in part to relatively high interest rates in ChoiceOne's market areas. Brokered certificates of deposit increased $1.1 million in the third quarter of 2008 and have fallen $9.7 million in the first three quarters of 2008. Some of the maturing brokered deposits have been replaced by Federal Home Loan Bank advances in 2008.

Federal Home Loan Bank advances grew $3.0 million in the third quarter of 2008 and have increased $6.0 million in the first nine months of 2008 as management used them to replace maturing brokered certificates of deposit. The rates paid on these borrowings were lower than comparable brokered deposit rates. The $4.9 million decline in the balance of securities sold under agreements to repurchase since the end of 2007 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term.

Management plans to continue its marketing efforts toward growing local deposits to replace maturing brokered deposits and other borrowings for the remainder of 2008.

Shareholders' Equity
Total shareholders' equity was virtually the same at September 30, 2008 as it was at June 30, 2008 and December 31, 2007. The effect of current year's net income and proceeds from the sale of ChoiceOne's stock was offset by cash dividends paid and a decrease in accumulated other comprehensive income. ChoiceOne's capital ratios as of September 30, 2008 of 8.0% for the leverage ratio, 10.6 % for the Tier 1 capital ratio, and 11.8% for the total risk-based capital ratio, exceed the minimum ratios to be well-capitalized of 5.0%, 6.0%, and 10.0%, respectively. ChoiceOne did not repurchase any of its common stock in the first nine months of 2008, in contrast to the same period in 2007 when 32,700 shares were repurchased. Management may repurchase shares of its common stock in future quarters and retire them. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares of common stock.

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

Liquidity and Sensitivity to Interest Rates
Net cash from operating activities was $4,925,000 for the nine months ended September 30, 2008 compared to $3,378,000 provided in the same period a year ago. The increase resulted from proceeds from sales of other real estate owned and a higher provision for loan losses in 2008 than in 2007. Net cash from investing activities was $1,140,000 in the first nine months of 2008 compared to a negative $3,035,000 in the same period in 2007. A lower amount of securities purchases in 2008 compared to 2007 was offset by net loan originations in 2008 compared to net loan repayments in 2007. Net cash used in financing activities was $9,385,000 in the first nine months of 2008 compared to $1,385,000 of cash used in the same period in the prior year. The increase in net cash used was caused by a larger decrease in deposits in 2008 than in 2007 and a decline in securities sold under agreements to repurchase in 2008, in contrast with an increase experienced in 2007.

The current financial crisis and its impact on liquidity has been a source of concern for banks. The Bank's primary sources of liquidity are deposits from its local markets, maturities of securities, normal loan repayments, and income retention. Secondary sources of liquidity available to the Bank are certificates of deposit from national markets, federal funds lines of credit from correspondent banks, and short- and longer-term advances available from the Federal Home Loan Bank of Indianapolis. These sources are supplemented by a secured line of credit from the Federal Reserve Bank. The secured line of credit can be used for either normal operating needs or for a short-term liquidity source in special circumstances. The Bank maintains a Contingency Funding Plan that provides action steps if changes in liquidity occur.

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of September 30, 2008 increased net interest income 2% if rates rose 200 basis points and decreased net interest income 9% if rates fell 200 basis points. The economic value of shareholders' equity declined 12% when rates were shocked 200 basis points upward and increased shareholders' equity 13% if rates were shocked 200 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2008, the Registrant issued 1,504 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $16,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the third quarter of 2008. As of September 30, 2008, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: November 13, 2008	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

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