Form 10-K
period 2008-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2009-03-31
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the aggregate market value of common stock held by non-affiliates of the Registrant was $29.1 million. This amount is based on an average bid price of $9.00 per share for the Registrant's stock as of such date.

As of February 28, 2009, the Registrant had 3,247,430 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9A(T) incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 30, 2009.

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. may not be realized in full or at all or within the expected time frames; the level and timing of asset growth; local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.	Business

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2008, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). In December 2008, the operations of the Mortgage Company were consolidated into the Bank and the Mortgage Company subsidiary was eliminated. The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. ("VRFC"), a single-bank holding company for Valley Ridge Bank ("VRB"). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

The Registrant's business is primarily concentrated in a single industry segment - banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank's consumer loan department makes direct and indirect loans to consumers and purchasers of residential and real property. The Mortgage Company originated and sold a full line of conventional type mortgage loans for 1-4 family and multi-family residential real estate properties. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

The Bank's primary market area lies within portions of Kent, Muskegon, Newaygo and Ottawa counties in Michigan in the communities where the Bank's offices are located. Currently the Bank serves these markets through thirteen full-service offices. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 74%, 70%, and 73% of total revenues in 2008, 2007, and 2006, respectively. Interest on securities accounted for 12%, 11%, and 12% of total revenues in 2008, 2007, and 2006, respectively.

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

The Bank is chartered under state law and is subject to regulation by the Michigan Office of Financial and Insurance Regulation. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank became a member of the Federal Home Loan Bank system in March 1993. This provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

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

The 2008 DIF rates for nearly all depository institutions varied between five and seven cents for every $100 of deposits. However, as part of the Reform Act, Congress provided credits to institutions that paid high premiums in the past to bolster the FDIC's insurance reserves to offset a portion of DIF insurance reserve assessments. The Registrant used assessment credits to offset approximately $13,000 of the premiums that were assessed for the 2008 calendar year.

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

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Office of Financial and Insurance Regulation, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

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

Employees
As of February 28, 2009, the Registrant, the Bank and the Insurance Agency employed 143 employees, of which 116 were full-time employees. The Registrant, Bank, and Insurance Agency believe their relations with their employees are good.

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

Securities Portfolio
The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2008	2007	2006
U.S. Government and federal agency	$14,221	$15,952	$18,164
State and municipal	49,066	46,486	35,651
Mortgage-backed	11,902	14,423	19,842
Corporate	198	1,251	2,254
Equity securities	1,981	5,044	1,525
Total	$77,368	$83,156	$77,436

The Registrant did not hold investment securities from any one issuer at December 31, 2008, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2008 and 2007, a schedule of maturities of securities as of December 31, 2008, and the weighted average yields of securities as of December 31, 2008.

(Dollars in thousands)
		Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2008	Fair Value at Dec. 31, 2007
U.S. Government and
federal agency	$10,136	$3,081	$1,004	$-	$14,221	$15,952
State and municipal	14,793	19,007	13,952	1,314	49,066	46,486
Mortgage-backed securities	1,086	8,447	1,715	654	11,902	14,423
Corporate	198	-	-	-	198	1,251
Total debt securities	26,213	30,535	16,671	1,968	75,387	78,112

Equity securities (1)	1,050	431	-	500	1,981	5,044
Total securities	$27,263	$30,966	$16,671	$2,468	$77,368	$83,156

		Weighted average yields:
U.S. Government and
federal agency	4.92%	5.02%	4.59%	-%	4.92%
State and municipal (2)	6.57	6.14	6.07	6.26	6.25
Corporate	5.30	-	-	-	5.30
Mortgage-backed securities	6.22	4.89	4.46	4.79	4.95
Equity securities (2)	6.26	-	-	5.50	5.89
______________

(1)	Equity securities are preferred and common stocks with no stated maturity.
(2)	The yield is computed on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
The Bank's loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2008	2007	2006	2005	2004
Agricultural	$23,408	$24,765	$23,606	$10,203	$8,686
Commercial and industrial	57,587	51,242	51,419	37,439	32,934
Consumer	16,047	15,939	15,589	11,820	13,250
Real estate - commercial	123,952	125,960	123,743	51,453	47,901
Real estate - construction	2,026	4,048	4,740	7,466	6,661
Real estate - residential	102,957	106,404	112,534	67,187	63,846
Total loans, gross	$325,977	$328,358	$331,631	$185,568	$173,278

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2008. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2008.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Agricultural	$10,793	$8,269	$5,703	$23,408
Commercial and industrial	22,269	24,402	4,572	57,587
Real estate - commercial	46,110	72,254	7,596	123,952
Real estate - construction	4,048	-	-	2,026
Totals	$83,220	$104,924	$17,871	$206,973

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$40,186	$104,343	$17,871	$162,401
Loans with floating or adjustable interest rates	43,034	581	-	43,615
Totals	$83,220	$104,924	$17,871	$206,973

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

Risk Elements
The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis	$ 8,305	$ 5,605	$ 6,420	$ 934	$ 795
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	333	188	278	32	11
Loans defined as "troubled debt restructurings"	605	-	24	-	16
Totals	$ 9,243	$ 5,793	$ 6,722	$ 966	$ 822

A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2008	2007	2006	2005	2004
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 442	$ 383	$ 184	$ 33	$ 32
Interest on non-performing loans that was actually recorded when received	$ -	$ -	$ 47	$ 21	$ 18

Potential Problem Loans
At December 31, 2008, there were $17.9 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. Specific loss allocations totaling $440,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2008. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2008, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 4 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
As of December 31, 2008, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2008	2007	2006	2005	2004

Balance at January 1	$3,600	$3,569	$1,963	$1,739	$1,974

Charge-offs:
Agricultural	-	33	-	-	-
Commercial and industrial	1,193	599	221	72	689
Consumer	567	635	200	162	144
Real estate - commercial	816	841	-	25	66
Real estate - construction	-	-	-	20	-
Real estate - residential	1,252	191	92	120	41
Total charge-offs	3,828	2,299	513	399	940

Recoveries:
Agricultural	-	3	-	-	-
Commercial and industrial	60	27	51	47	58
Consumer	252	254	117	81	182
Real estate - commercial	35	1	-	-	-
Real estate - construction	-	-	-	-	-
Real estate - residential	6	10	-	-	-
Total recoveries	353	295	168	128	240

Net charge-offs	3,475	2,004	345	271	700

Transfer of allowance from VRFC	-	-	1,751	-	-
Additions charged to operations (1)	3,475	2,035	200	495	465

Balance at December 31	$3,600	$3,600	$3,569	$1,963	$1,739

Ratio of net charge-offs during the period to average loans outstanding during the period	1.06%	0.61%	0.17%	0.15%	0.41%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2008	2007	2006	2005	2004
Agricultural	$242	$397	$314	$202	$169
Commercial and industrial	616	873	1,160	1,060	939
Consumer	351	489	289	195	123
Real estate - commercial	996	886	1,029	254	265
Real estate - construction	5	10	12	19	32
Real estate - residential	1,124	881	575	229	181
Unallocated	266	64	190	4	30
Total allowance	$3,600	$3,600	$3,569	$1,963	$1,739

The decrease in the allowance allocation to agricultural loans from 2007 to 2008 was based on the limited charge-off activity experienced by this loan category. The decrease in the allocation to commercial and industrial loans in 2008 was due to a reduction in specific allowance allocations to this loan category from $571,000 as of December 31, 2007 to $75,000 as of December 31, 2008. Approximately $425,000 of the specific allocations as of end of 2007 was charged off during 2008. The increase in the allocation to commercial real estate loans in 2008 was caused by an increase in specific allowance allocation from $283,000 at end of 2007 to $470,000 at end of 2008. The growth in the allowance allocation to residential real estate mortgage loans resulted from the increase in charge-offs in this loan category during 2008 which indicated a higher level of risk in this loan category than in prior years. The decrease in the allowance allocation to consumer loans in 2008 was based on the decline in net charge-offs during the year. The increase in the total allowance in 2006 was related to the allowance of $1,751,000 acquired from the merger with VRFC in November 2006.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2008.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2008	2007	2006	2005	2004
Agricultural	7%	8%	6%	6%	5%
Commercial and industrial	18	16	20	20	19
Consumer	5	5	6	6	7
Real estate - commercial	38	38	28	28	28
Real estate - construction	1	1	4	4	4
Real estate - residential	31	32	36	36	37
Total	100%	100%	100%	100%	100%

Deposits
The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2008		2007		2006
Noninterest-bearing demand	$53,638	-	$51,695	-	$27,611	-
Interest-bearing demand	89,035	1.45%	90,804	2.43%	56,617	2.64%
Savings	30,554	0.46%	28,097	0.50%	11,524	0.50%
Certificates of deposit	173,963	4.31%	187,648	4.86%	126,535	4.45%
Total	$347,190	2.57%	$358,244	3.20%	$222,287	3.23%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2008.

(Dollars in thousands)
Maturing in less than 3 months	$32,986
Maturing in 3 to 6 months	14,952
Maturing in 6 to 12 months	13,969
Maturing in more than 12 months	14,664
Total	$76,571

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2008	2007	2006
Outstanding balance at December 31	$-	$-	$460
Average interest rate at December 31	-%	-%	5.37%
Average balance during the year	$804	$3,956	$2,585
Average interest rate during the year	1.72%	4.99%	4.84%
Maximum month end balance during the year	$5,622	$12,255	$9,987

Repurchase agreements are advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2008	2007	2006
Outstanding balance at December 31	$18,786	$21,710	$15,013
Average interest rate at December 31	2.13%	3.79%	3.58%
Average balance during the year	$18,632	$16,090	$6,492
Average interest rate during the year	2.93%	3.50%	2.63%
Maximum month end balance during the year	$19,754	$21,811	$15,013

Advances from the Federal Home Loan Bank ("FHLB") with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2008	2007	2006
Outstanding balance at December 31	$12,000	$5,000	$-
Average interest rate at December 31	0.60%	4.12%	-%
Average balance during the year	$6,923	$1,583	$8,833
Average interest rate during the year	2.11%	5.12%	5.13%
Maximum month end balance during the year	$12,000	$5,000	$15,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2008, 2007, or 2006.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:

	2008	2007	2006
Return on assets (net income divided by average total assets)	0.31%	0.77%	0.72%

Return on equity (net income divided by average equity)	2.69%	6.86%	7.63%

Dividend payout ratio (dividends declared per share divided by net income per share)	153.45%	61.45%	66.91%

Equity to assets ratio (average equity divided by average total assets)	11.47%	11.22%	9.48%

Item 1A.	Risk Factors

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

Volatility and disruptions in the functioning of the financial markets and related liquidity issues could continue or worsen and, therefore, may adversely impact the Registrant's business, financial condition and results of operations.

The financial markets have been experiencing volatility and disruption in recent periods. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in financial markets and issues relating to liquidity among financial institutions. As a result of concern about the stability of the financial markets generally, the resulting credit availability issues, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could have a material adverse effect on the Registrant's ability to access capital and manage liquidity. If current levels of financial market volatility and disruption continue or worsen, there can be no assurance that the Registrant's business, financial condition and results of operations will not be materially and adversely impacted. There can be no assurances that recently enacted legislation, such as the Emergency Economic Stabilization Act of 2008, and actions taken by the United States Department of the Treasury and the FDIC for the purpose of stabilizing the financial markets will achieve their intended effects, and the impact of such legislation and regulatory programs on the Registrant cannot reliably be determined at this time.

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

The offices of the Bank and Insurance Agency as of February 28, 2009, were as follows:

Registrant's, Bank's and Insurance Agency's main office:
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

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 28, 2009. The Registrant, Bank and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2008, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Stock Information" on pages 1 and 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

On October 29, 2008, the Registrant issued 1,168 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $11,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the three-month period ended December 31, 2008.

On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. The Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares. There is no stated expiration date.

Item 6.	Selected Financial Data

The information under the caption "Selected Financial Data" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 4 through 15, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 15, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 17 through 40, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting on page 17 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2008 is here incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions "ChoiceOne's Board of Directors and Executive Officers," "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2009, is incorporated herein by reference.

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

The information under the captions "Executive Compensation" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2009, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2009, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2008:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,232	$ 16.46	112,246
Equity compensation plans not approved by security holders	-	-	29,613
Total	49,232	$ 16.46	141,859

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

Shareholders at the Registrant's 2002 Annual Meeting approved the Amended and Restated Executive Stock Incentive Plan. Key employees of the Registrant and its subsidiaries, as the Personnel and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 135,545 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 86,313 shares may be made under this Plan.

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

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant's common stock at a 15% discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 55,125 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 25,933 shares may be made under this Plan.

Equity compensation plans not approved by security holders consist of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 29,613 shares may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Related Matters - Certain Relationships and Related Transactions" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2009, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2009, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 17, 2009.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report dated March 17, 2009 listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2008.

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

4

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

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

10.8

Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.9

Former Valley Ridge Directors' Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2008, 2007, and 2006.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

______________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 31, 2009
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 31, 2009
Thomas L. Lampen

*/s/ Jon E. Pike	Chairman of the Board and Director	March 31, 2009
Jon E. Pike

*/s/ Jerome Arends	Director	March 31, 2009
Jerome Arends

*/s/ Frank G. Berris	Director	March 31, 2009
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 31, 2009
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 31, 2009
William F. Cutler, Jr.

*/s/ Richard L. Edgar	Director	March 31, 2009
Richard L. Edgar

*/s/ Stuart Goodfellow	Director	March 31, 2009
Stuart Goodfellow

*/s/ Gary Gust	Director	March 31, 2009
Gary Gust

*/s/ Paul L. Johnson	Director	March 31, 2009
Paul L. Johnson

*/s/ Dennis C. Nelson	Director	March 31, 2009
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 31, 2009
Nels W. Nyblad

*/s/ Donald VanSingel	Director	March 31, 2009
Donald VanSingel

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto.

4

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

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

10.8

Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.9

Former Valley Ridge Directors' Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2008.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2008, 2007, and 2006.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

______________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.