Form 10-Q
period 2009-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2009-05-15
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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
Yes    X             No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes                 No

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

As of April 30, 2009, the Registrant had outstanding 3,252,253 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2009	December 31 2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,893	$9,252
Federal funds sold	3,788	1,908
Cash and cash equivalents	14,681	11,160

Securities available for sale	72,461	77,368
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,269	1,269

Loans held for sale	929	316
Loans	318,933	325,977
Allowance for loan losses	(4,059)	(3,600)
Loans, net	314,874	322,377

Premises and equipment, net	11,556	11,745
Other real estate owned, net	4,302	3,692
Cash value of life insurance policies	8,955	8,873
Intangible assets, net	3,419	3,537
Goodwill	13,728	13,728
Other assets	6,371	6,182
Total assets	$455,849	$463,551

Liabilities
Deposits - noninterest-bearing	$53,522	$54,511
Deposits - interest-bearing	299,900	292,487
Total deposits	353,422	346,998

Advances from Federal Home Loan Bank	26,463	39,957
Securities sold under agreements to repurchase	17,193	18,786
Other liabilities	5,936	5,625
Total liabilities	403,014	411,366

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,250,750 at March 31, 2009 and 3,246,109 at December 31, 2008	46,210	46,171
Retained earnings	6,249	5,898
Accumulated other comprehensive income, net	376	116
Total shareholders' equity	52,835	52,185
Total liabilities and shareholders' equity	$455,849	$463,551

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Interest income
Loans, including fees	$5,064	$5,882
Securities:
Taxable	464	572
Tax exempt	383	432
Other	2	42
Total interest income	5,913	6,928

Interest expense
Deposits	1,583	2,610
Advances from Federal Home Loan Bank	339	446
Other	93	174
Total interest expense	2,015	3,230

Net interest income	3,898	3,698
Provision for loan losses	600	550

Net interest income after provision for loan losses	3,298	3,148

Noninterest income
Deposit service charges	717	784
Insurance and investment commissions	195	191
Gains on sales of loans	170	79
Gains on sales of securities	103	34
Loan servicing fees, net	4	13
Earnings on life insurance policies	92	92
Other	95	140
Total noninterest income	1,376	1,333

Noninterest expense
Compensation and benefits	1,774	1,817
Occupancy and equipment	546	554
Data processing	376	297
Professional fees	181	143
Supplies and postage	152	125
Intangible amortization	118	125
Director fees	70	74
FDIC insurance	149	60
Advertising and promotional	21	25
Other	410	352
Total noninterest expense	3,797	3,572

Income before income tax	877	909
Income tax expense	136	150

Net income	$741	$759

Comprehensive income	$1,001	$1,263

Basic earnings per share	$0.23	$0.23
Diluted earnings per share	$0.23	$0.23
Dividends declared per share	$0.12	$0.17

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2008	3,229,814	$ 45,956	$ 6,665	$521	$53,142

Comprehensive income
Net income			759		759
Net change in unrealized gain on securities available for sale				504	504
Total comprehensive income					1,263

Shares issued	3,208	31			31
Effect of stock options granted		9			9
Effect of employee stock purchases		3			3
Cash dividends declared ($0.17 per share)			(550)		(550)

Balance, March 31, 2008	3,233,022	$45,999	$ 6,874	$1,025	$53,898

Balance, January 1, 2009	3,246,109	$ 46,171	$ 5,898	$116	$52,185

Comprehensive income
Net income			741		741
Net change in unrealized gain on securities available for sale				260	260
Total comprehensive income					1,001

Shares issued	4,641	27			27
Effect of stock options granted		9			9
Effect of employee stock purchases		3			3
Cash dividends declared ($0.12 per share)			(390)		(390)

Balance, March 31, 2009	3,250,750	$46,210	$ 6,249	$376	$52,835

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$741	$759
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	600	550
Depreciation	228	203
Amortization	271	222
Expense related to employee stock options and stock purchases	12	12
Gains on sales of securities	(103)	(34)
Gains on sales of loans	(170)	(69)
Loans originated for sale	(8,946)	(4,648)
Proceeds from loan sales	8,428	4,162
Earnings on bank-owned life insurance	(91)	(92)
Proceeds from sales of ORE	537	90
Net changes in other assets	(80)	111
Net changes in other liabilities	176	(332)
Net cash from operating activities	1,603	934

Cash flows from investing activities:
Securities available for sale:
Sales	2,698	1,739
Maturities, prepayments and calls	6,638	6,775
Purchases	(3,984)	(8,016)
Loan repayments, net	5,637	3,065
Purchases of premises and equipment, net of disposals/sales	(39)	(172)
Net cash from investing activities	10,950	3,391

Cash flows from financing activities:
Net change in deposits	6,424	(3,059)
Net change in securities sold under agreements to repurchase	(1,593)	(3,985)
Proceeds from Federal Home Loan Bank advances	5,000	8,000
Payments on Federal Home Loan Bank advances	(18,500)	(5,000)
Issuance of common stock	27	31
Cash dividends	(390)	(550)
Net cash used in financing activities	(9,032)	(4,563)

Net change in cash and cash equivalents	3,521	(238)
Beginning cash and cash equivalents	11,160	11,140

Ending cash and cash equivalents	$14,681	$10,902

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,150	$3,406
Loans transferred to other real estate	$1,266	$1,648

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank's wholly-owned subsidiaries ChoiceOne Insurance Agencies, Inc., and, with respect to 2008, ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). Intercompany transactions and balances have been eliminated in consolidation. Effective December 31, 2008, ChoiceOne consolidated the operations of the Mortgage Company into the Bank and eliminated the mortgage company subsidiary.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, the Consolidated Statements of Income for the three-month periods ended March 31, 2009 and March 31, 2008, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2009 and March 31, 2008, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2009 and March 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

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

Stock Transactions
A total of 1,321 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $11,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2009. A total of 3,320 shares were issued to employees for a cash price of $16,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2009.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2009	2008

Balance at beginning of period	$3,600	$3,600
Provision charged to expense	600	550
Recoveries credited to the allowance	138	118
Loans charged off	(279)	(425)

Balance at end of period	$4,059	$3,843

Information regarding impaired loans follows:
(Dollars in thousands)	March 31, 2009	December 31, 2008

Loans with no allowance allocated	$3,287	$5,576
Loans with allowance allocated	2,950	2,087
Amount of allowance for loan losses allocated	910	520

(Dollars in thousands)	Three Months Ended March 31,
	2009	2008

Average balance during the period	$6,950	$4,451

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2009	2008
Basic Earnings Per Share
Net income available to common shareholders	$741	$759

Weighted average common shares outstanding	3,247,365	3,230,586

Basic earnings per share	$0.23	$0.23

Diluted Earnings Per Share
Net income available to common shareholders	$741	$759

Weighted average common shares outstanding	3,247,365	3,230,586
Plus dilutive stock options	-	-

Weighted average common shares outstanding
and potentially dilutive shares	3,247,365	3,230,586

Diluted earnings per share	$0.23	$0.23

As of March 31, 2009, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for the three-month period ended March 31, 2009. As of March 31, 2008, there were 48,732 stock options considered to be anti-dilutive to earnings per share. These stock options have been excluded from the calculation above.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of March 31, 2009. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis at March 31, 2009
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Assets
Investment securities, available for sale	$ 23,722	$ 45,763	$ 2,976	$ 72,461

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2008	$3,230
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	3
Net purchases, sales, calls, and maturities	(95)
Net transfers in (out) of Level 3	(162)

Balance at March 31, 2009	$2,976

Of the Level 3 assets that were held by the Bank at March 31, 2009, the net unrealized loss for the three months ended March 31, 2009 was $30,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first quarter of 2009.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans which have been classified as impaired under the provisions of Statement of Financial Accounting Standards 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The Bank has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections. There were no non-cash impairment charges recorded by the Bank in the first quarter of 2009 to adjust these assets to their estimated fair values.

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended March 31, 2009
Assets
Impaired loans accounted for under SFAS 114	$ 6,237	$ -	$ -	$ 6,237	$ -

Impaired loans accounted for under SFAS 114 and categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The losses indicated for the period ended March 31, 2009 consisted of charge-downs that were posted to the allowance for loan losses.

Other assets, including other real estate, bank-owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, may be carried at fair value or are subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America that could result in reporting at fair value. These assets are not considered financial instruments. Effective February 12, 2008, the Financial Accounting Standards Board issued a staff position that delayed the applicability of Statement of Financial Accounting Standards 157, "Fair Value Measurements," to non-financial instruments. Accordingly, these assets have been omitted from the above disclosures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. ("ChoiceOne" or the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank's wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2008; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the possibility that anticipated cost savings and revenue enhancements from the merger with Valley Ridge Financial Corp. may not be realized in full or at all or within the expected time frames; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income for the first quarter of 2009 was $741,000, which represented a decrease of $18,000 or 2% compared to the same period in 2008. Growth in net interest income and noninterest income was offset by a higher provision for loan losses and higher noninterest expense in the first quarter of 2009 compared to the same period in the prior year. Basic and diluted earnings per common share were $0.23 for both the first quarter of 2009 and the same quarter in 2008. The return on average assets and return on average shareholders' equity percentages were .65% and 5.62%, respectively, for the first quarter of 2009, compared to .65% and 5.66%, respectively, for the same period in 2008.

Dividends
Cash dividends of $390,000 or $0.12 per share were declared in the first quarter of 2009, compared to $550,000 or $0.17 per share in the first quarter of 2008. The cash dividend payout percentage was 53% for the first three months of 2009, compared to 72% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2009 and 2008, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 319,673	$ 5,072	6.35%	$ 325,754	$ 5,892	7.23%
Taxable securities (2) (3)	34,253	381	4.45	39,088	517	5.29
Nontaxable securities (1) (2)	44,130	698	6.32	47,424	730	6.16
Other	3,118	3	0.38	4,851	42	3.46
Interest-earning assets	401,174	6,154	6.14	417,117	7,181	6.88
Noninterest-earning assets	55,855			52,156
Total assets	$ 457,029			$ 469,273

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 84,613	$ 138	0.65%	$ 91,593	$ 465	2.03%
Savings deposits	34,107	27	0.32	27,816	34	0.49
Certificates of deposit	173,773	1,417	3.26	178,317	2,111	4.74
Advances from Federal Home Loan Bank	31,889	339	4.25	38,376	446	4.65
Other	20,649	94	1.82	20,384	174	3.41
Interest-bearing liabilities	345,031	2,015	2.34	356,486	3,230	3.62
Noninterest-bearing demand deposits	54,248			52,388
Other noninterest-bearing liabilities	5,055			6,788
Total liabilities	404,334			415,662
Shareholders' equity	52,695			53,611
Total liabilities and shareholders' equity	$ 457,029			$ 469,273

Net interest income (tax-equivalent basis) - interest spread		4,139	3.80%		3,951	3.26%
Tax-equivalent adjustment (1)		(241)			(255)
Net interest income		$ 3,898			$ 3,695
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.13%			3.79%

___________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Three Months Ended March 31, 2009 Over 2008
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(820)	$(108)	$(712)
Taxable securities	(136)	(60)	(76)
Nontaxable securities (2)	(32)	(137)	105
Other	(39)	(11)	(28)
Net change in tax-equivalent income	(1,027)	(316)	(711)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(327)	(33)	(294)
Savings deposits	(7)	35	(42)
Certificates of deposit	(694)	(52)	(642)
Advances from Federal Home Loan Bank	(107)	(71)	(36)
Other	(80)	15	(95)
Net change in interest expense	(1,215)	(106)	(1,109)
Net change in tax-equivalent net interest income	$188	$(210)	$398

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $241,000 and $255,000 for the three months ended March 31, 2009 and 2008, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $188,000 in the first three months of 2009 compared to the same period in 2008. Although a $15.9 million decline in interest-earning assets caused net interest income to decrease $210,000 in the first quarter of 2009 compared to the same quarter in the prior year, an increase of 54 basis points in the net interest spread from 2008 to 2009 caused an increase of $398,000 in net interest income.

The average balance of loans decreased $6.1 million in the first quarter of 2009 compared to the same period in 2008. Commercial and industrial and commercial real estate loans were $8.7 million lower in the first quarter of 2009 than in the same quarter of 2008. This was offset by a $2.6 million increase in the average balance of residential real estate mortgage loans. The decrease in the average loans balance combined with an 88 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $820,000 in the first quarter of 2009 compared to the same period in the prior year. The average balance of total securities fell $8.1 million in the first three months of 2009 compared to the same period in 2008. Due to relatively low reinvestment rates, ChoiceOne chose not to replace all maturing securities. The lower average balance and interest rates earned on securities caused interest income to decline $136,000 in the first quarter of 2009 compared to the same quarter in 2008. Interest income from other interest-earning assets was down in the first quarter of 2009 due to both a lower average balance and a lower interest rate.

The average balance of interest-bearing demand deposits decreased $7.0 million in the first three months of 2009 compared to the same period in 2008. The effect of the lower average balance, in addition to a 138 basis point decline in the average rate paid, caused interest expense to fall $294,000 in the first quarter of 2009 compared to the same quarter in 2008. The average balance of savings deposits increased $6.3 million in the first quarter of 2009 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by a 17 basis point drop in the average rate paid, which caused interest expense to decrease $7,000 in the first three months of 2009 compared to the same period in 2008. The average balance of certificates of deposit was down $4.5 million in the first quarter of 2009 compared to the same period in 2008. The average balance of local certificates was $7.1 million lower while the average balance of brokered certificates was $2.6 million higher in 2009 than in 2008. The decline in certificates of deposit plus a 148 basis point reduction in the average rate paid on certificates caused interest expense to fall $694,000 in 2009 compared to 2008. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $6.5 million lower in the first three months of 2009 than in the same period of the prior year. The decline in FHLB advances, along with the effect of a 40 basis point decrease in the average rate paid, caused interest expense to decrease $107,000 in the first three months of 2009 compared to the same period in 2008. A small amount of growth in the average balance of other interest-bearing liabilities in the first quarter of 2009 compared to the first quarter of 2008 was offset by a 159 basis point drop in the average rate paid and caused an $80,000 decrease in interest expense.

ChoiceOne's net interest income spread was 3.80% in the first quarter of 2009, compared to 3.26% for the first quarter of 2008. The growth in the interest spread was due to a 128 basis point decrease in the average rate paid on interest-bearing liabilities in the first quarter of 2009 compared to the same quarter of 2008, which was partially offset by a drop in the average rate earned on interest-earning assets of 74 basis points. The reduction in the rate paid on liabilities was due in part to aggressive repricing of local deposits as general market interest rates fell during 2008 and the first quarter of 2009. The rate paid was also affected by wholesale funding, which repriced into lower interest rates at maturity. The decline in general market interest rates over the last twelve months also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses
The allowance for loan losses has grown $459,000 from December 31, 2008 to March 31, 2009. The allowance growth occurred in spite of a decline in total loans of $7.0 million since the end of 2008. The provision for loan losses was $600,000 in the first quarter of 2009, compared to $550,000 in the same period in 2008. The allowance increase resulted from the provision for loan losses exceeding the net charge-offs in the first quarter of 2009 and was believed necessary due to continued concerns over the Michigan economy. The allowance for loan losses was 1.27% of total loans at March 31, 2009, compared to 1.10% at December 31, 2008 and 1.19% at March 31, 2008.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2009		2008
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	5	6	92	8
Consumer	97	83	115	74
Real estate, commercial	90	8	50	34
Real estate, residential	87	41	168	2
	$279	$138	$425	$118

Net charge-offs in the first quarter of 2009 were $141,000, compared to $307,000 in the first quarter of 2008. Net charge-offs as a percentage of average loans were .18% in the first three months of 2009 compared to .38% for the same period in the prior year. Although new charge-offs were lower in the first quarter of 2009 than the corresponding period in 2008, management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to increase in future quarters. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2009, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $43,000 or 3% in the first quarter of 2009 compared to the same period in 2008. Increases in gains on sales of loans and gains on sales of securities were offset by declines in deposit service charges and other noninterest income. The growth in gains on sales of loans was caused by refinancing activity that occurred in the first quarter of 2009 as a result of low interest rates for fixed rate mortgage loans. Approximately $66,000 of the gains on sales of securities resulted from the sale of $2.6 million of mortgage-backed securities as ChoiceOne lessened its exposure in this investment category. The decrease in deposit service charges resulted from a $62,000 decline in overdraft charges in the first quarter of 2009 compared to the same period in 2008. The reduction in other noninterest income was primarily due to a $70,000 increase in losses on sales of other real estate properties.

Noninterest Expense
Total noninterest expense increased $225,000 or 6% in the first quarter of 2009 compared to the same period in 2008. Compensation and benefits expense was down slightly due to reductions in bonus accruals in 2009 compared to 2008. The increase in data processing expense was due to higher ATM processing costs in 2009, which was partially due to a bonus received upon signing of a new contract in the first quarter of 2008. The increase in FDIC insurance expense was due to a doubling of assessment rates in 2009 compared to 2008. The higher level of other noninterest expense in the first quarter of 2009 compared to the same period in 2008 resulted from an increase of $42,000 in costs of carrying other real estate properties and $55,000 of loan collection expenses.

In February 2009, the FDIC announced an amendment of its plan to restore the Deposit Insurance Fund. The FDIC adopted an interim rule imposing a 20 basis point emergency special assessment on deposits on June 30, 2009 with collection of the assessment to occur on September 30, 2009. An assessment of 20 basis points would cost the Bank approximately $700,000. Recent proposed legislative action, which would increase the FDIC's Treasury borrowing authority from $30 billion to $100 billion, would allow the FDIC to decrease the special assessment from 20 to 10 basis points. The interim rule also permitted an additional assessment after June 30, 2009 of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio decreased $4.9 million from December 31, 2008 to March 31, 2009. Government agency and municipal securities totaling $4.0 million were purchased in the first three months of 2009 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $5.7 million in various securities were called or matured since the end of 2008. Principal repayments on securities totaled $1.0 million in the first three months of 2009. Approximately $2.7 million of securities were sold in the first quarter of 2009 for a net gain of $103,000.

Loans
The loan portfolio (excluding loans held for sale) declined $7.0 million from December 31, 2008 to March 31, 2009. Loan demand in the first quarter of 2009 has been sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in all of ChoiceOne's loan categories were reduced since the end of 2008, with a decrease of $2.9 million in commercial real estate loans and $1.8 million in agricultural loans contributing most of the decline.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired has decreased from $7.7 million as of December 31, 2008 to $6.2 million as of March 31, 2009. The balance of loans with no allowance allocated decreased approximately $2.3 million in the first quarter of 2009 while the balance of loans with an allowance allocated increased $0.9 million. Part of the change in the loans with no allowance allocated resulted from the transfer of a $1.1 million loan to other real estate in the first quarter of 2009.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	March 31, 2009	December 31, 2008
Loans accounted for on a nonaccrual basis	$ 7,440	$ 8,305
Accruing loans contractually past due 90 days or more as to principal or interest payments	252	333
Loans considered troubled debt restructurings	1,383	605
Total	$ 9,075	$ 9,243

At March 31, 2009, nonaccrual loans included $4.3 million in commercial industrial and commercial real estate loans and $3.1 million in residential real estate loans. At December 31, 2008, nonaccrual loans included $5.8 million in commercial industrial and commercial real estate loans and $2.5 million in residential real estate loans. Management believes the specific reserves allocated to its nonperforming loans are sufficient at March 31, 2009; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") increased $610,000 from December 31, 2008 to March 31, 2009. Commercial and residential real estate loans totaling $1,266,000 were transferred into OREO during the first quarter of 2009 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $656,000 for the same time period. Due to the current state of the Michigan economy, there may be continuing transfers from loans into OREO during the remainder of 2009. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits increased $6.4 million from December 31, 2008 to March 31, 2009. Local deposits grew $4.9 million in the first quarter of 2009 and brokered certificates of deposit increased $1.5 million. Since the end of 2008, money market account balances have risen $5.6 million and savings account balances grew $3.3 million, in contrast to local certificates of deposit that declined $2.5 million. Management is continuing to emphasize growth in checking, money market, and savings accounts.

Federal Home Loan Bank advances decreased $13.5 million in the first quarter of 2009. Some maturing advances were replaced by growth in deposits during the first quarter. Other advances were paid off with funds provided from payments received from securities and loans. The $1.6 million decline in the balance of securities sold under agreements to repurchase was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders' Equity
Total shareholders' equity increased $650,000 from December 31, 2008 to March 31, 2009. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne did not repurchase any of its common stock in either the first quarter of 2009 or the first quarter of 2008. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the "Board") and management believe that the capital levels as of March 31, 2009 are adequate for the foreseeable future. However, due to the challenges caused by current economic conditions, the Board decided to reduce the quarterly dividend per share from $.17 per share paid in the fourth quarter of 2008 to $.12 per share paid in the first quarter of 2009.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $1.6 million for the three months ended March 31, 2009 compared to $.9 million provided in the same period a year ago. An increase in proceeds from sales of other real estate and a positive change in other liabilities was partially offset by increased gains on sales of securities and loans in 2009 compared to 2008. Net cash from investing activities was $10.9 million for the first quarter of 2009 compared to $3.4 million for the same period in 2008. More cash was provided from securities maturities, prepayments and calls and less cash was used for securities purchases in 2009 than in 2008. Net cash used in financing activities was $9.0 million in the quarter ended March 31, 2009 compared to $4.6 million in the same period in the prior year. The effect of a reduction in Federal Home Loan Bank advances was partially offset by more growth in deposits and a smaller decline in securities sold under agreements to repurchase in 2009 than in 2008.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of March 31, 2009 increased net interest income 3% if rates rose 200 basis points and decreased net interest income 5% if rates fell 200 basis points. The economic value of shareholders' equity declined 10% when rates were shocked 200 basis points upward and increased 13% if rates were shocked 200 basis points downward. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect each month of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2009, the Registrant issued 1,321 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $11,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2009. As of March 31, 2009, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: May 15, 2009	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

3.1

Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant's Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2

Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant's Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.