Form 10-Q
period 2009-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2009-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009, the Registrant had outstanding 3,259,729 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$6,937	$9,252
Federal funds sold	645	1,908
Cash and cash equivalents	7,582	11,160

Securities available for sale	71,771	77,368
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,270	1,269

Loans held for sale	287	316
Loans	316,744	325,977
Allowance for loan losses	(3,832)	(3,600)
Loans, net	312,912	322,377

Premises and equipment, net	11,880	11,745
Other real estate owned, net	4,197	3,692
Cash value of life insurance policies	9,037	8,873
Intangible assets, net	3,301	3,537
Goodwill	13,728	13,728
Other assets	6,049	6,182
Total assets	$445,318	$463,551

Liabilities
Deposits - noninterest-bearing	$56,654	$54,511
Deposits - interest-bearing	280,295	292,487
Total deposits	336,949	346,998

Advances from Federal Home Loan Bank	28,720	39,957
Securities sold under agreements to repurchase	18,941	18,786
Other liabilities	7,771	5,625
Total liabilities	392,381	411,366

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,258,677 at June 30, 2009 and 3,246,109 at December 31, 2008	46,267	46,171
Retained earnings	6,164	5,898
Accumulated other comprehensive income, net	506	116
Total shareholders' equity	52,937	52,185
Total liabilities and shareholders' equity	$445,318	$463,551

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$5,032	$5,605	$10,096	$11,487
Securities:
Taxable	315	544	779	1,116
Tax exempt	466	426	849	858
Other	3	8	5	50
Total interest income	5,816	6,583	11,729	13,511

Interest expense
Deposits	1,416	2,286	2,999	4,896
Advances from Federal Home Loan Bank	294	431	633	877
Other	88	138	181	312
Total interest expense	1,798	2,855	3,813	6,085

Net interest income	4,018	3,728	7,916	7,426
Provision for loan losses	1,350	450	1,950	1,000

Net interest income after provision for loan losses	2,668	3,278	5,966	6,426

Noninterest income
Deposit service charges	786	823	1,503	1,607
Insurance and investment commissions	205	206	400	397
Gains on sales of loans	245	55	415	134
Gains on sales of securities	20	(1)	123	33
Loan servicing fees, net	(15)	20	(11)	33
Earnings on life insurance policies	90	95	182	187
Other	158	51	253	191
Total noninterest income	1,489	1,249	2,865	2,582

Noninterest expense
Compensation and benefits	1,728	1,833	3,502	3,650
Occupancy and equipment	532	528	1,078	1,082
Data processing	399	360	775	657
Professional fees	181	170	362	313
Supplies and postage	131	123	283	248
Advertising and promotional	16	35	37	60
Intangible amortization	119	124	237	249
Director fees	56	69	126	143
FDIC insurance	359	69	508	129
Other	426	362	836	714
Total noninterest expense	3,947	3,673	7,744	7,245

Income before income tax	210	854	1,087	1,763
Income tax expense (benefit)	(95)	131	41	281

Net income	$305	$723	$1,046	$1,482

Comprehensive income/(loss)	$435	$(285)	$1,436	$978

Basic earnings per share	$0.09	$0.23	$0.32	$0.46
Diluted earnings per share	$0.09	$0.23	$0.32	$0.46
Dividends declared per share	$0.12	$0.17	$0.24	$0.34

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2008	3,229,814	$45,956	$6,665	$521	$53,142

Comprehensive income
Net income			1,482		1,482
Net change in unrealized gain on
securities available for sale				(504)	(504)
Total comprehensive income					978

Shares issued	8,498	84			84
Change in ESOP repurchase obligation		19			19
Effect of stock options granted		18			18
Effect of employee stock purchases		7			7
Cash dividends declared ($0.34 per share)			(1,100)		(1,100)

Balance, June 30, 2008	3,238,312	$46,084	$7,047	$17	$53,148

Balance, January 1, 2009	3,246,109	$46,171	$5,898	$116	$52,185

Comprehensive income
Net income			1,046		1,046
Net change in unrealized gain on
securities available for sale				390	390
Total comprehensive income					1,436

Shares issued	12,568	76			76
Change in ESOP repurchase obligation		1			1
Effect of stock options granted		13			13
Effect of employee stock purchases		6			6
Cash dividends declared ($0.24 per share)			(780)		(780)

Balance, June 30, 2009	3,258,677	$46,267	$6,164	$506	$52,937

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,046	$1,482
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,950	1,000
Depreciation	450	413
Amortization	560	490
Expense related to employee stock options and stock purchases	19	25
Gains on sales of securities	(123)	(33)
Gains on sales of loans	(415)	(134)
Loans originated for sale	(18,474)	(7,001)
Proceeds from loan sales	18,757	6,786
Earnings on bank-owned life insurance	(182)	(187)
Proceeds from sales of other real estate owned	1,522	839
Net changes in other assets	276	560
Net changes in other liabilities	1,947	(241)
Net cash from operating activities	7,333	3,999

Cash flows from investing activities:
Securities available for sale:
Sales	3,205	1,740
Maturities, prepayments and calls	16,780	14,636
Purchases	(13,792)	(13,327)
Loan repayments, net	4,998	(1,997)
Purchases of premises and equipment, net of disposals/sales	(254)	(413)
Net cash from investing activities	10,937	639

Cash flows from financing activities:
Net change in deposits	(10,049)	(7,652)
Net change in securities sold under agreements to repurchase	155	(4,125)
Net change in federal funds purchased	-	4,684
Proceeds from Federal Home Loan Bank advances	20,500	10,000
Payments on Federal Home Loan Bank advances	(31,750)	(7,000)
Issuance of common stock	76	84
Cash dividends	(780)	(1,100)
Net cash used in financing activities	(21,848)	(5,109)

Net change in cash and cash equivalents	(3,578)	(471)
Beginning cash and cash equivalents	11,160	11,140

Ending cash and cash equivalents	$7,582	$10,669

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,005	$6,333
Cash paid for income taxes	$20	$200
Loans transferred to other real estate	$2,517	$1,929
Other real estate transferred to premises and equipment	$331	$-

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2009 and June 30, 2008, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2009 and June 30, 2008, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2009 and June 30, 2008. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Stock Transactions
A total of 6,083 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $44,000 under the terms of the Directors' Stock Purchase Plan in the first half of 2009. A total of 6,485 shares were issued to employees for a cash price of $32,000 under the Employee Stock Purchase Plan in the first two quarters of 2009.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Subsequent Events
In accordance with Statement of Financial Accounting Standards No. 165, Subsequent Events, we have evaluated events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Balance at beginning of period	$4,059	$3,843	$3,600	$3,600
Provision charged to expense	1,350	450	1,950	1,000
Recoveries credited to the allowance	115	72	253	190
Loans charged off	(1,692)	(655)	(1,971)	(1,080)

Balance at end of period	$3,832	$3,710	$3,832	$3,710

Information regarding impaired loans follows:
(Dollars in thousands)	June 30, 2009	December 31, 2008

Loans with no allowance allocated	$4,471	$5,576
Loans with allowance allocated	3,842	2,087
Amount of allowance for loan losses allocated	660	520

(Dollars in thousands)	Three Months Ended June 30,
	2009	2008

Average balance during the period	$7,274	$4,531

(Dollars in thousands)	Six Months Ended June 30,
	2009	2008

Average balance during the period	$7,404	$4,623

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic Earnings Per Share
Net income available to common
shareholders	$305	$723	$1,046	$1,482

Weighted average common shares outstanding	3,253,472	3,234,657	3,250,436	3,232,622

Basic earnings per share	$0.09	$0.23	$0.32	$0.46

Diluted Earnings Per Share
Net income available to common
shareholders	$305	$723	$1,046	$1,482

Weighted average common shares outstanding	3,253,472	3,234,657	3,250,436	3,232,622
Plus dilutive stock options	-	-	-	-

Weighted average common shares outstanding
and potentially dilutive shares	3,253,472	3,234,657	3,250,436	3,232,622

Diluted earnings per share	$0.09	$0.23	$0.32	$0.46

As of June 30, 2009, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for both the three-month and six-month periods ended June 30, 2009. As of June 30, 2008, there were 48,732 stock options considered to be anti-dilutive to earnings per share for both the three-month and six-month periods ended June 30, 2008. These stock options have been excluded from the calculation above.

NOTE 4 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:
(Dollars in thousands)	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$6,937	$6,937	$9,252	$9,252
Federal funds sold	645	645	1,908	1,908
Securities available for sale	71,771	71,771	77,368	77,368
Federal Home Loan Bank and Federal Reserve Bank stock	4,574	4,574	4,573	4,573
Loans held for sale	287	287	316	316
Loans, net	312,912	309,818	322,377	318,730
Accrued interest receivable	2,039	2,039	2,263	2,263

Liabilities:
Demand, savings and money market deposits	174,496	174,496	169,387	169,387
Time deposits	162,453	162,399	177,611	178,050
Repurchase agreements	18,941	18,365	18,786	18,811
Advances from Federal Home Loan Bank	28,720	28,702	39,957	40,759

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 5. The estimated fair value for loans is based on the rates charged at June 30, 2009 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at June 30, 2009 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of June 30, 2009. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis at June 30, 2009
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Assets
Investment securities, available for sale	$ 22,940	$ 45,987	$ 2,844	$ 71,771

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2008	$3,230
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	9
Net purchases, sales, calls, and maturities	(233)
Net transfers in/out of Level 3	(162)

Balance at June 30, 2009	$2,844

Of the Level 3 assets that were still held by the Bank at June 30, 2009, the net unrealized loss for the six months ended June 30, 2009 was $27,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first half of 2009.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available-for-sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust preferred security. The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in Fair Value for the Period Ended June 30, 2009
Assets
Impaired loans accounted for under SFAS 114	$ 8,386	$ -	$ -	$ 8,386	$ 1,006
Other real estate	$ 4,197	$ -	$ -	$ 4,197	$ 114

Impaired loans accounted for under Statement of Financial Accounting Standards 114 ("SFAS 114") categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The change in fair value indicated for the period ended June 30, 2009 consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that then existed in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Bank has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Bank will comply with the requirements of SFAS 168 beginning in the third quarter of 2009.

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

RESULTS OF OPERATIONS

Summary
Net income was $305,000 in the second quarter of 2009 compared to $723,000 in the second quarter of 2008. For the six months ended June 30, 2009, net income was $1,046,000, compared to $1,482,000 in the same period in 2008. The change in both cases resulted primarily from a higher provision for loan losses in 2009 than in 2008. A higher provision for loan losses and higher noninterest expense in both the second quarter and first six months of 2009 compared to the same periods in 2008 was partially offset by higher net interest income and noninterest income in the same periods. The annualized return on average assets and return on average shareholders' equity was 0.46% and 3.95%, respectively, for the first half of 2009, compared to 0.63% and 5.52%, respectively, for the same period in 2008.

Dividends
Cash dividends of $390,000 or $0.12 per share were declared in the second quarter of 2009, compared to $550,000 or $0.17 per share in the second quarter of 2008. The cash dividends declared in the first six months of 2009 were $780,000 or $.24 per share, compared to $1,100,000 or $.34 per share declared in 2008. The cash dividend payout percentage was 75% for the first six months of 2009, compared to 74% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2009 and 2008, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 319,574	$ 10,111	6.33%	$ 325,608	$ 11,506	7.07%
Taxable securities (2) (3)	33,302	712	4.28	39,684	1,025	5.17
Nontaxable securities (1) (2)	43,886	1,377	6.28	46,240	1,424	6.16
Other	2,551	5	0.31	3,166	50	3.16
Interest-earning assets	399,313	12,205	6.11	414,698	14,005	6.75
Noninterest-earning assets	54,464			52,193
Total assets	$ 453,777			$ 466,891

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 84,006	269	0.64%	$ 90,596	798	1.76%
Savings deposits	35,450	57	0.32	28,795	67	0.47
Certificates of deposit	169,044	2,673	3.16	175,475	4,031	4.59
Advances from Federal Home Loan Bank	31,847	633	3.98	38,658	877	4.54
Other	19,689	181	1.83	19,680	312	3.17
Interest-bearing liabilities	340,036	3,813	2.24	353,204	6,085	3.44
Noninterest-bearing demand deposits	55,473			53,203
Other noninterest-bearing liabilities	5,351			6,800
Shareholders' equity	52,917			53,684
Total liabilities and shareholders' equity	$ 453,777			$ 466,891

Net interest income (tax-equivalent basis) - interest spread		8,392	3.87%		7,920	3.31%
Tax-equivalent adjustment (1)		(476)			(494)
Net interest income		$ 7,916			$ 7,426
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.20%			3.82%

______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Six Months Ended June 30, 2009 Over 2008
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(1,395)	$(210)	$(1,185)
Taxable securities	(313)	(151)	(162)
Nontaxable securities (2)	(47)	(113)	66
Other	(45)	(8)	(37)
Net change in tax-equivalent income	(1,800)	(482)	(1,318)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(529)	(54)	(475)
Savings deposits	(10)	31	(41)
Certificates of deposit	(1,358)	(143)	(1,215)
Advances from Federal Home Loan Bank	(244)	(143)	(101)
Other	(131)	0	(131)
Net change in interest expense	(2,272)	(309)	(1,963)
Net change in tax-equivalent net interest income	$472	$(173)	$645

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $476,000 and $494,000 for the six months ended June 30, 2009 and 2008, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $472,000 in the first six months of 2009 compared to the same period in 2008. Although a $15.4 million decline in interest-earning assets caused net interest income to decrease $173,000 in the first half of 2009 compared to the same period in the prior year, an increase of 56 basis points in the net interest spread from 2008 to 2009 caused an increase of $645,000 in net interest income. The increased net interest spread was caused by rate reductions in ChoiceOne's local and wholesale funding that were larger than the decrease in rates experienced in loans and securities.

The average balance of loans decreased $6.0 million in the first half of 2009 compared to the same period in 2008. Commercial and industrial and commercial real estate loans were $7.7 million lower in the first two quarters of 2009 than in the same quarters of 2008. This was offset by a $1.5 million increase in the average balance of residential real estate mortgage loans. The decrease in the average loans balance combined with a 74 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $1,395,000 in the first half of 2009 compared to the same period in the prior year. The average balance of total securities fell $8.7 million in the first two quarters of 2009 compared to the same period in 2008. Due to relatively low reinvestment rates, ChoiceOne chose not to replace all maturing securities. The low interest rate environment also caused some of ChoiceOne's securities to be called by the issuer prior to maturity. The lower average balance and interest rates earned on securities caused interest income to decline $360,000 in the first six months of 2009 compared to the same period in 2008. Interest income from other interest-earning assets was down in the first half of 2009 due to both a lower average balance and a lower interest rate.

The average balance of interest-bearing demand deposits decreased $6.6 million in the first half of 2009 compared to the same period in 2008. The effect of the lower average balance, in addition to a 112 basis point decline in the average rate paid, caused interest expense to fall $529,000 in the first six months of 2009 compared to the same period in 2008. The average balance of savings deposits increased $6.7 million in the first half of 2009 compared to the same period in the prior year. The impact of the savings deposit growth was offset by a 15 basis point drop in the average rate paid, which caused interest expense to decrease $10,000 in the first six months of 2009 compared to the same period in 2008. The average balance of certificates of deposit was down $6.4 million in the first six months of 2009 compared to the same period in 2008. The average balance of local certificates was $8.9 million lower while the average balance of brokered certificates was $2.5 million higher in 2009 than in 2008. The decline in certificates of deposit plus a 143 basis point reduction in the average rate paid on certificates caused interest expense to fall $1,358,000 in 2009 compared to 2008. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $6.8 million lower in the first half of 2009 than in the same period of the prior year. The decline in FHLB advances, along with the effect of a 56 basis point decrease in the average rate paid, caused interest expense to decrease $244,000 in the first six months of 2009 compared to the same period in 2008. A virtually unchanged average balance of other interest-bearing liabilities in the first two quarters of 2009 compared to the same period of 2008 and a 134 basis point drop in the average rate paid and caused a $131,000 decrease in interest expense.

ChoiceOne's net interest income spread was 3.87% in the first half of 2009, compared to 3.31% for the first half of 2008. The growth in the interest spread was due to a 120 basis point decrease in the average rate paid on interest-bearing liabilities in the first six months of 2009 compared to the same period in 2008, which was partially offset by a drop in the average rate earned on interest-earning assets of 64 basis points. The reduction in the rate paid on liabilities was due in part to repricing of local deposits by ChoiceOne as general market interest rates fell during 2008 and the first two quarters of 2009. The rate paid was also affected by wholesale funding, which repriced into lower interest rates at maturity. The decline in general market interest rates over the last eighteen months also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the rates earned on the maturing assets that they replaced.

Provision and Allowance for Loan Losses
The allowance for loan losses was $3,832,000 as of June 30, 2009, compared to $4,059,000 as of March 31, 2009 and $3,600,000 as of December 31, 2008. The decline in the allowance balance in the second quarter of 2009 was due to net charge-offs in the quarter exceeding the provision for loan losses. Approximately $380,000 of charge-offs in the second quarter of 2009 had specific allowance allocations as of March 31, 2009. The provision for loan losses for the second quarter and first half of 2009 was $1,350,000 and $1,950,000, respectively, compared to $450,000 and $1,000,000, respectively, in the same periods in the prior year. The increase in the provision was due to higher net charge-offs in 2009 than in 2008 and continued concerns regarding the Michigan economy. The allowance for loan losses was 1.21% of total loans at June 30, 2009, compared to 1.27% at March 31, 2009 and 1.10% at December 31, 2008.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:
(Dollars in thousands)	2009		2008
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	473	20	169	16
Consumer	214	153	227	135
Real estate, commercial	925	9	201	34
Real estate, residential	359	71	483	5
	$1,971	$253	$1,080	$190

Net charge-offs in the first six months of 2009 were $1,718,000, compared to $890,000 in the first half of 2008. Annualized net charge-offs as a percentage of average loans were 1.08% in the first half of 2009 compared to .55% for the same period in the prior year. As shown in the table above, the increase was due to higher charge-off levels for commercial and industrial loans and commercial real estate loans. Management believes that business borrowers will continue to be challenged until there is improvement in economic activity in Michigan. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2009, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $240,000 or 19% in the second quarter of 2009 and $283,000 or 11% in the first six months of 2009 compared to the same periods in 2008. The primary reason for the increase was gains on sales of loans, which grew $190,000 in the second quarter and $281,000 in the first half of 2009 compared to the same periods in 2008. Lower interest rates on residential mortgage loans caused mortgage refinancing activity to increase substantially in 2009 compared to the prior year. ChoiceOne also benefitted from the refinancing activity from its investment in Michigan Bankers Title Company ("MBT"). Income from MBT, which was included in other noninterest income, was $51,000 higher in the first half of 2009 than in the same period in the prior year. Approximately $66,000 of the gains on sales of securities in the first half of 2009 resulted from the sale of $2.6 million of mortgage-backed securities as ChoiceOne lessened its exposure in this investment category. Deposit service charges income was down in both the second quarter and the first six months of 2009 compared to the same periods in 2008 as overdraft charges declined $29,000 in the second quarter and $92,000 in the first half of 2009 compared to the same periods in 2008.

Noninterest Expense
Total noninterest expense increased $274,000 or 7% in the second quarter of 2009 and $499,000 or 7% in the first half of 2009 compared to the same periods in the prior year. The most significant factor for the increase was FDIC insurance, which grew $290,000 in the second quarter and $379,000 in the first six months of 2009 compared to the same periods in 2008. The regular assessment rates from the FDIC were doubled in 2009 compared to 2008. In addition, the FDIC levied a special assessment of five basis points of each FDIC-insured institution's assets minus Tier 1 capital as of June 30, 2009. This special assessment, which ChoiceOne estimated to be approximately $200,000, was recorded as an expense in the second quarter of 2009 and is payable September 30, 2009. The FDIC indicated that an additional special assessment may be necessary in the fourth quarter of 2009.

Compensation and benefits expense was down slightly in both the second quarter and first six months of 2009 compared to the same periods in 2008 due to reductions in bonus accruals in 2009 compared to 2008. The increase in data processing expense was due to higher ATM processing costs in 2009, which was partially due to a bonus received upon signing of a new contract in the first quarter of 2008. The decline in directors fees in 2009 compared to 2008 was due to a 20% reduction in fees beginning in the second quarter of 2009. The higher level of other noninterest expense in the first half of 2009 compared to the same periods in 2008 resulted from an increase of $122,000 in costs of carrying other real estate properties and $81,000 of loan collection expenses.

Income Tax Expense
Income taxes produced a benefit of $95,000 in the second quarter of 2009 compared to expense of $131,000 in the same quarter in 2008. Income tax expense was $41,000 in the first half of 2009, compared to $281,000 in the first six months of 2008. The decrease in income tax expense in 2009 was due to lower income before income taxes. Nontaxable income from municipal securities and bank-owned life insurance also affected taxable income as they comprised a larger percentage of income before income tax in 2009 than in the prior year. As a result, ChoiceOne's effective tax rate was 3.8% for the first six months of 2009 versus 15.9% for the first six months of 2008.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio decreased $5.6 million from December 31, 2008 to June 30, 2009. Government agency and municipal securities totaling $13.8 million were purchased in the first six months of 2009 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $15.2 million in various securities was called or matured since the end of 2008. Principal repayments on securities totaled $1.6 million in the first half of 2009. Approximately $3.2 million of securities were sold in the first six months of 2009 for a net gain of $123,000.

Loans
The loan portfolio (excluding loans held for sale) declined $2.2 million in the second quarter of 2009 and $9.2 million since the end of 2008. Loan demand continued to be sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in commercial and industrial loans, commercial real estate loans, and residential real estate loans have fallen in the first two quarters of 2009. The balances of agricultural loans and consumer loans increased in the second quarter of 2009 after declining in the first quarter of the year.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $8.3 million as of June 30, 2009, compared to $6.2 million as of March 31, 2009 and $7.7 million as of December 31, 2008. The increase in the second quarter of 2009 was caused by a commercial real estate loan of $2.6 million that was classified as impaired.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	June 30, 2009	December 31, 2008
Loans accounted for on a nonaccrual basis	$ 7,349	$ 8,305
Accruing loans contractually past due 90 days or more as to principal or interest payments	62	333
Loans considered troubled debt restructurings	1,145	605
Total	$ 8,556	$ 9,243

At June 30, 2009, nonaccrual loans included $4.2 million in commercial industrial and commercial real estate loans and $3.2 million in residential real estate loans. At December 31, 2008, nonaccrual loans included $5.8 million in commercial industrial and commercial real estate loans, $2.5 million in residential real estate loans, and $0.2 million in consumer loans. The decrease in nonaccrual loans since the end of 2008 was primarily due to charge-offs of loans and transfers of balances to other real estate. Management believes the specific reserves allocated to its nonperforming loans are sufficient at June 30, 2009; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") increased $505,000 from December 31, 2008 to June 30, 2009. Commercial and residential real estate loans totaling $2.5 million were transferred into OREO during the first six months of 2009 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $1.7 million for the same time period. Due to the current state of the Michigan economy, there may be continuing transfers from loans into OREO during the remainder of 2009. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Local deposits grew $3.1 million in the first six months of 2009. The local deposit growth combined with a $13.1 million decrease in brokered certificates of deposit caused total deposits to decline. This change in the deposit mix is consistent with management's desire to replace wholesale funding with local deposits. Management is continuing to emphasize growth in checking, money market, and savings accounts. For the first six months of 2009, these types of deposit accounts have increased $5.1 million, while local certificates of deposit were reduced by $2.0 million.

Federal Home Loan Bank advances decreased $11.2 million in the first six months of 2009. Some maturing advances were replaced by growth in deposits, while other advances were paid off with funds provided from payments received from securities and loans.

Shareholders' Equity
Total shareholders' equity has increased $750,000 in the first half of 2009. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne has not repurchased any of its common stock since the third quarter of 2007. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the "Board") and management believe that the capital levels as of June 30, 2009 are adequate for the foreseeable future.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $7.3 million for the six months ended June 30, 2009 compared to $4.0 million provided in the same period a year ago. An increase in proceeds from sales of other real estate and a positive change in other liabilities comprised most of the increase. Net cash from investing activities was $10.9 million for the first half of 2009 compared to $.6 million for the same period in 2008. More cash was provided from securities maturities, prepayments and calls in 2009 than in 2008. Net repayments from loans also provided more cash in 2009 than in 2008. Net cash used in financing activities was $21.8 million in the first six months of 2009 compared to $5.1 million in the same period in the prior year. The effect of a reduction in Federal Home Loan

Bank advances plus a larger decline in deposits was partially offset by a small amount of growth in securities sold under agreements to repurchase in 2009 compared a decline in balances in 2008.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 300 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of June 30, 2009 increased net interest income 3% if rates rose 200 basis points and decreased net interest income 1% if rates fell 25 basis points. The economic value of shareholders' equity declined 11% when rates were shocked 200 basis points upward and increased 1% if rates were shocked 25 basis points downward. The downward interest rate shock as of June 30, 2009 was limited to 25 basis points due to the current low interest rate environment. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the six months ended June 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2009, the Registrant issued 1,503 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $10,000. On May 28, 2009, the Registrant issued 3,259 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $22,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the second quarter of 2009. As of June 30, 2009, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 30, 2009, the Annual Meeting of Shareholders of the Registrant was held. The following directors were elected by the shareholders to serve until the 2012 Annual Meeting:
	Votes For	Votes Withheld	Broker Non-Votes
James A. Bosserd	2,624,115	46,856	0
William F. Cutler, Jr	2,622,244	48,727	0
Louis Emmons	2,603,762	67,208	0
Paul Johnson	2,622,713	48,258	0

Directors Frank G. Berris, Stuart Goodfellow, Gary Gust, and Nels Nyblad continue their term until the 2010 Annual Meeting. Directors Jerome B. Arends, K. Timothy Bull, Dennis Nelson, Jon E. Pike, and Donald VanSingel continue their term until the 2011 Annual Meeting.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2009	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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