Form 10-Q
period 2009-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2009-11-16
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the Registrant had outstanding 3,263,430 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Cash and due from banks	$7,355	$9,252
Federal funds sold	5,229	1,908
Cash and cash equivalents	12,584	11,160

Securities available for sale	75,511	77,368
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,270	1,269

Loans held for sale	245	316
Loans	320,524	325,977
Allowance for loan losses	(4,103)	(3,600)
Loans, net	316,421	322,377

Premises and equipment, net	11,863	11,745
Other real estate owned, net	4,154	3,692
Cash value of life insurance policies	9,119	8,873
Intangible assets, net	3,182	3,537
Goodwill	13,728	13,728
Other assets	5,933	6,182
Total assets	$457,314	$463,551

Liabilities
Deposits - noninterest-bearing	$55,575	$54,511
Deposits - interest-bearing	303,506	292,487
Total deposits	359,081	346,998

Advances from Federal Home Loan Bank	22,476	39,957
Securities sold under agreements to repurchase	16,992	18,786
Other liabilities	4,973	5,625
Total liabilities	403,522	411,366

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,262,311 at Sept 30, 2009 and 3,246,109 at December 31, 2008	46,302	46,171
Retained earnings	6,181	5,898
Accumulated other comprehensive income, net	1,309	116
Total shareholders' equity	53,792	52,185
Total liabilities and shareholders' equity	$457,314	$463,551

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$5,010	$5,633	$15,106	$17,120
Securities:
Taxable	284	526	1,063	1,642
Tax exempt	499	426	1,348	1,284
Other	1	15	6	65
Total interest income	5,794	6,600	17,523	20,111

Interest expense
Deposits	1,348	2,054	4,347	6,950
Advances from Federal Home Loan Bank	277	437	910	1,314
Other	85	123	266	435
Total interest expense	1,710	2,614	5,523	8,699

Net interest income	4,084	3,986	12,000	11,412
Provision for loan losses	1,225	750	3,175	1,750

Net interest income after provision for loan losses	2,859	3,236	8,825	9,662

Noninterest income
Deposit service charges	846	880	2,349	2,487
Insurance and investment commissions	166	141	566	538
Gains on sales of loans	89	45	504	179
Gains on sales of securities	35	-	158	33
Loan servicing fees, net	20	19	9	52
Earnings on life insurance policies	92	94	274	281
Other	84	(75)	337	116
Total noninterest income	1,332	1,104	4,197	3,686

Noninterest expense
Compensation and benefits	1,732	1,739	5,234	5,389
Occupancy and equipment	536	543	1,614	1,625
Data processing	407	355	1,182	1,012
Professional fees	148	159	510	472
Supplies and postage	133	137	416	385
Advertising and promotional	35	43	72	103
Intangible amortization	118	125	355	374
Director fees	56	74	182	217
FDIC insurance	122	72	630	201
Other	522	399	1,358	1,113
Total noninterest expense	3,809	3,646	11,553	10,891

Income before income tax	382	694	1,469	2,457
Income tax expense (benefit)	(27)	82	14	363

Net income	$409	$612	$1,455	$2,094

Comprehensive income	$1,212	$661	$2,648	$1,639

Basic earnings per share	$0.13	$0.19	$0.45	$0.65
Diluted earnings per share	$0.13	$0.19	$0.45	$0.65
Dividends declared per share	$0.12	$0.17	$0.36	$0.51

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2008	3,229,814	$45,956	$6,665	$521	$53,142

Comprehensive income
Net income			2,094		2,094
Net change in unrealized gain on
securities available for sale				(455)	(455)
Total comprehensive income					1,639

Shares issued	12,504	119			119
Change in ESOP repurchase obligation		19			19
Effect of stock options granted		24			24
Effect of employee stock purchases		10			10
Cash dividends declared ($0.51 per share)			(1,650)		(1,650)

Balance, September 30, 2008	3,242,318	$46,128	$7,109	$66	$53,303

Balance, January 1, 2009	3,246,109	$46,171	$5,898	$116	$52,185

Comprehensive income
Net income			1,455		1,455
Net change in unrealized gain on
securities available for sale				1,193	1,193
Total comprehensive income					2,648

Shares issued	16,202	102			102
Change in ESOP repurchase obligation		2			2
Effect of stock options granted		18			18
Effect of employee stock purchases		9			9
Cash dividends declared ($0.36 per share)			(1,172)		(1,172)

Balance, September 30, 2009	3,262,311	$46,302	$6,181	$1,309	$53,792

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,455	$2,094
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,175	1,750
Depreciation	674	629
Amortization	835	742
Expense related to employee stock options and stock purchases	27	34
Gains on sales of securities	(158)	(33)
Gains on sales of loans	(504)	(179)
Loans originated for sale	(23,411)	(9,621)
Proceeds from loan sales	23,801	9,503
Earnings on bank-owned life insurance	(274)	(281)
Proceeds from sales of other real estate owned	1,928	1,133
Net changes in other assets	391	154
Net changes in other liabilities	(1,264)	(1,000)
Net cash from operating activities	6,675	4,925

Cash flows from investing activities:
Securities available for sale:
Sales	4,258	1,740
Maturities, prepayments and calls	18,505	17,864
Purchases	(19,117)	(16,606)
Loan repayments, net	(155)	(1,136)
Purchases of premises and equipment, net of disposals/sales	(461)	(722)
Net cash from investing activities	3,030	1,140

Cash flows from financing activities:
Net change in deposits	12,083	(14,153)
Net change in securities sold under agreements to repurchase	(1,794)	(4,910)
Net change in federal funds purchased	-	5,209
Proceeds from Federal Home Loan Bank advances	29,500	30,000
Payments on Federal Home Loan Bank advances	(47,000)	(24,000)
Issuance of common stock	102	119
Cash dividends	(1,172)	(1,650)
Net cash used in financing activities	(8,281)	(9,385)

Net change in cash and cash equivalents	1,424	(3,320)
Beginning cash and cash equivalents	11,160	11,140

Ending cash and cash equivalents	$12,584	$7,820

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,721	$9,044
Cash paid for income taxes	$21	$300
Loans transferred to other real estate	$2,936	$2,201
Other real estate transferred to premises and equipment	$331	$-

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2009 and September 30, 2008, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2009 and September 30, 2008, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2009 and September 30, 2008. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Stock Transactions
A total of 7,135 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $53,000 under the terms of the Directors' Stock Purchase Plan in the first nine months of 2009. A total of 9,067 shares were issued to employees for a cash price of $49,000 under the Employee Stock Purchase Plan in the first three quarters of 2009.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Subsequent Events
In accordance with Statement of Financial Accounting Standards No. 165, Subsequent Events, we have evaluated events through the date of this filing of November 16, 2009. Other than the transfer of other real estate owned disclosed in the Other Real Estate Owned section in Management's Discussion and Analysis, we do not believe there are any material subsequent events which would require further disclosure.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Balance at beginning of period	$3,832	$3,710	$3,600	$3,600
Provision charged to expense	1,225	750	3,175	1,750
Recoveries credited to the allowance	164	110	417	300
Loans charged off	(1,118)	(485)	(3,089)	(1,565)

Balance at end of period	$4,103	$4,085	$4,103	$4,085

Information regarding impaired loans follows:
(Dollars in thousands)	Sept 30, 2009	December 31, 2008

Loans with no allowance allocated	$5,788	$5,576
Loans with allowance allocated	3,495	2,087
Amount of allowance for loan losses allocated	688	520

(Dollars in thousands)	Three Months Ended September 30,
	2009	2008

Average balance during the period	$8,797	$5,568

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2008

Average balance during the period	$7,874	$5,009

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic Earnings Per Share
Net income available to common
shareholders	$409	$612	$1,455	$2,094

Weighted average common shares outstanding	3,259,521	3,239,451	3,253,497	3,234,915

Basic earnings per share	$0.13	$0.19	$0.45	$0.65

Diluted Earnings Per Share
Net income available to common
shareholders	$409	$612	$1,455	$2,094

Weighted average common shares outstanding	3,259,521	3,239,451	3,253,497	3,234,915
Plus dilutive stock options	-	-	-	-

Weighted average common shares outstanding
and potentially dilutive shares	3,259,521	3,239,451	3,253,497	3,234,915

Diluted earnings per share	$0.13	$0.19	$0.45	$0.65

As of September 30, 2009, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for both the three-month and nine-month periods ended September 30, 2009. As of September 30, 2008, there were 48,732 stock options considered to be anti-dilutive to earnings per share for both the three-month and nine-month periods ended September 30, 2008. These stock options have been excluded from the calculation above.

NOTE 4 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:
(Dollars in thousands)	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$12,584	$12,584	$11,160	$11,160
Securities available for sale	75,511	75,511	77,368	77,368
Federal Home Loan Bank and Federal Reserve Bank stock	4,574	4,574	4,573	4,573
Loans held for sale	245	245	316	316
Loans, net	316,421	313,414	322,377	318,730
Accrued interest receivable	2,495	2,495	2,263	2,263

Liabilities:
Demand, savings and money market deposits	192,305	192,305	169,387	169,387
Time deposits	166,776	166,787	177,611	178,050
Repurchase agreements	16,992	16,998	18,786	18,811
Advances from Federal Home Loan Bank	22,476	22,495	39,957	40,759
Accrued interest payable	378	378	575	575

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 5. The estimated fair value for loans is based on the rates charged at September 30, 2009 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at September 30, 2009 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of September 30, 2009. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis at September 30, 2009
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Assets
Investment securities, available for sale	$ 25,101	$ 47,588	$ 2,822	$ 75,511

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2008	$3,230
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	10
Net purchases, sales, calls, and maturities	(256)
Net transfers in/out of Level 3	(162)

Balance at September 30, 2009	$2,822

Of the Level 3 assets that were still held by the Bank at September 30, 2009, the net unrealized loss for the nine months ended September 30, 2009 was $24,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in 2009.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at Sept 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in Fair Value for the Period Ended Sept 30, 2009
Assets
Impaired loans accounted for under SFAS 114	$ 9,283	$ -	$ -	$ 9,283	$ 1,006
Other real estate	$ 4,154	$ -	$ -	$ 4,154	$ 92

Impaired loans accounted for under Statement of Financial Accounting Standards ("SFAS") No. 114 ("SFAS 114") categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The change in fair value indicated for the period ended September 30, 2009 consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that then existed in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Registrant has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 ("SFAS 168"). The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Registrant complied with the requirements of SFAS 168 beginning in the third quarter of 2009. The adoption of SFAS 168 did not have a material impact on the Registrant's consolidated financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, "Measuring Liabilities at Fair Value" ("ASU 2009-05"). ASU 2009-05 provides guidance for valuing liabilities within the FASB Codification's fair value hierarchy. ASU 2009-05 reiterates that the definition of fair value for a liability is the price that would be paid to transfer it in an orderly transaction between market participants at the measurement date. It also reiterates that a company must reflect its own nonperformance risk, including its own credit risk, in fair value measurements of liabilities and that the liability's nonperformance risk would be the same both before and after the hypothetical transfer on which the fair value measurement is based. ASU 2009-05 is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. The adoption of ASU 2009-05 on October 1, 2009 did not have a material impact on the Registrant's consolidated financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates, and projections about the financial services industry, the economy, and the Registrant itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. Management's determination of the provision and allowance for loan losses and the fair value of investment securities involve judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

Summary
Net income was $409,000 in the third quarter of 2009 compared to $612,000 in the third quarter of 2008. For the nine months ended September 30, 2009, net income was $1,455,000, compared to $2,094,000 in the same period in 2008. The change in both cases resulted primarily from a higher provision for loan losses and noninterest expense in 2009 than in 2008, which was partially offset by growth in net interest income and noninterest income in the same periods. The annualized return on average assets and return on average shareholders' equity was 0.43% and 3.65%, respectively, for the first three quarters of 2009, compared to 0.60% and 5.20%, respectively, for the same period in 2008.

Dividends
Cash dividends of $392,000 or $0.12 per share were declared in the third quarter of 2009, compared to $550,000 or $0.17 per share in the third quarter of 2008. The cash dividends declared in the first nine months of 2009 were $1,172,000 or $.36 per share, compared to $1,650,000 or $.51 per share declared in 2008. The dividend decrease was considered to be prudent by ChoiceOne's Board of Directors based on uncertainty regarding the Michigan and national economies and its impact upon ChoiceOne's earnings. The cash dividend payout percentage was 81% for the first three quarters of 2009, compared to 79% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2009 and 2008, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 319,417	$ 15,128	6.31%	$ 325,893	$ 17,147	7.02%
Taxable securities (2) (3)	33,556	1,053	4.18	39,487	1,515	5.12
Nontaxable securities (1) (2)	43,438	2,043	6.27	45,816	2,118	6.16
Other	2,766	6	0.29	3,053	65	2.84
Interest-earning assets	399,177	18,230	6.09	414,249	20,845	6.71
Noninterest-earning assets	54,557			54,804
Total assets	$ 453,734			$ 469,053

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 86,141	403	0.62%	$ 92,029	1,080	1.56%
Savings deposits	36,050	87	0.32	29,839	102	0.46
Certificates of deposit	167,439	3,857	3.07	172,309	5,768	4.46
Advances from Federal Home Loan Bank	30,321	910	4.00	38,986	1,314	4.49
Other	19,269	266	1.84	19,280	435	3.01
Interest-bearing liabilities	339,220	5,523	2.17	352,443	8,699	3.29
Noninterest-bearing demand deposits	55,983			53,481
Other noninterest-bearing liabilities	5,438			9,487
Shareholders' equity	53,093			53,642
Total liabilities and shareholders' equity	$ 453,734			$ 469,053

Net interest income (tax-equivalent basis) - interest spread		12,707	3.92%		12,146	3.42%
Tax-equivalent adjustment (1)		(707)			(734)
Net interest income		$ 12,000			$ 11,412
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.24%			3.91%

______________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Nine Months Ended September 30, 2009 Over 2008
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(2,019)	$(335)	$(1,684)
Taxable securities	(462)	(209)	(253)
Nontaxable securities (2)	(75)	(130)	55
Other	(59)	(5)	(54)
Net change in tax-equivalent income	(2,615)	(679)	(1,936)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(677)	(65)	(612)
Savings deposits	(15)	27	(42)
Certificates of deposit	(1,911)	(159)	(1,752)
Advances from Federal Home Loan Bank	(404)	(271)	(133)
Other	(169)	0	(169)
Net change in interest expense	(3,176)	(468)	(2,708)
Net change in tax-equivalent net interest income	$561	$(211)	$772

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $707,000 and $734,000 for the nine months ended September 30, 2009 and 2008, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $561,000 in the first nine months of 2009 compared to the same period in 2008. Although a $15.1 million decline in interest-earning assets caused net interest income to decrease $211,000 in the first three quarters of 2009 compared to the same period in the prior year, an increase of 50 basis points in the net interest spread from 2008 to 2009 caused an increase of $772,000 in net interest income. The increased net interest spread was caused by rate reductions in ChoiceOne's local and wholesale funding that were larger than the decrease in rates experienced in loans and securities.

The average balance of loans decreased $6.5 million in the first nine months of 2009 compared to the same period in 2008. Commercial and industrial and commercial real estate loans were $3.4 million lower and residential real estate mortgage loans were $4.3 million lower in the first three quarters of 2009 than in the same period of 2008. The decrease was offset by a $1.2 million increase in the average balance of consumer loans. The decrease in the average loans balance combined with a 71 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $2,019,000 in the first nine months of 2009 compared to the same period in the prior year. The average balance of total securities fell $8.3 million in the first three quarters of 2009 compared to the same period in 2008. Due to relatively low reinvestment rates, ChoiceOne chose not to replace all maturing securities. The low interest rate environment also caused some of ChoiceOne's securities to be called by the issuer prior to maturity. The lower average balance and interest rates earned on securities caused interest income to decline $537,000 in the first nine months of 2009 compared to the same period in 2008. Interest income from other interest-earning assets was down in the first nine months of 2009 due to both a lower average balance and a lower interest rate.

The average balance of interest-bearing demand deposits decreased $5.9 million in the first nine months of 2009 compared to the same period in 2008. The effect of the lower average balance, in addition to a 94 basis point decline in the average rate paid, caused interest expense to fall $677,000 in the first three quarters of 2009 compared to the same period in 2008. The average balance of savings deposits increased $6.2 million in the first nine months of 2009 compared to the same period in the prior year. The impact of the savings deposit growth was offset by a 14 basis point drop in the average rate paid, which caused interest expense to decrease $15,000 in the first three quarters of 2009 compared to the same period in 2008. The average balance of certificates of deposit was down $4.9 million in the first nine months of 2009 compared to the same period in 2008. The average balance of local certificates was $5.8 million lower while the average balance of brokered certificates was $0.9 million higher in the first three quarters of 2009 than in the same period in 2008. The decline in certificates of deposit plus a 139 basis point reduction in the average rate paid on certificates caused interest expense to fall $1,911,000 in the first three quarters of 2009 compared to the same period in 2008. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $8.7 million lower in the first nine months of 2009 than in the same period of the prior year. The decline in FHLB advances, along with the effect of a 48 basis point decrease in the average rate paid, caused interest expense to decrease $404,000 in the first three quarters of 2009 compared to the same period in 2008. A virtually unchanged average balance of other interest-bearing liabilities in the first three quarters of 2009 compared to the same period of 2008 and a 118 basis point drop in the average rate paid caused a $169,000 decrease in interest expense.

ChoiceOne's net interest income spread was 3.92% in the first nine months of 2009, compared to 3.42% for the first nine months of 2008. The growth in the interest spread was due to a 112 basis point decrease in the average rate paid on interest-bearing liabilities in the first three quarters months of 2009 compared to the same period in 2008, which was partially offset by a drop in the average rate earned on interest-earning assets of 62 basis points. The reduction in the rate paid on liabilities was due in part to repricing of local deposits by ChoiceOne as general market interest rates fell during 2008 and the first three quarters of 2009. The rate paid was also affected by wholesale funding, which repriced into lower interest rates at maturity. The decline in general market interest rates in 2008 and 2009 also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the rates earned on the maturing assets that they replaced.

Provision and Allowance for Loan Losses
The allowance for loan losses was $4,103,000 as of September 30, 2009, compared to $3,832,000 as of June 30, 2009 and $3,600,000 as of December 31, 2008. The increase in the allowance balance in the third quarter of 2009 was due to the provision for loan losses exceeding net charge-offs in the quarter. The provision for loan losses for the third quarter and first nine months of 2009 was $1,225,000 and $3,175,000, respectively, compared to $750,000 and $1,750,000, respectively, in the same periods in the prior year. The increase in the provision was due to higher net charge-offs in 2009 than in 2008 and continued concerns regarding the Michigan economy. The allowance for loan losses was 1.28% of total loans at September 30, 2009, compared to 1.21% at June 30, 2009 and 1.10% at December 31, 2008.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:
(Dollars in thousands)	2009		2008
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	780	101	330	54
Consumer	371	203	386	205
Real estate, commercial	981	10	223	35
Real estate, residential	957	103	626	6
	$3,089	$417	$1,565	$300

Net charge-offs were $954,000 in the third quarter of 2009 and $2,672,000 in the first nine months of 2009, compared to $375,000 and $1,265,000 in the same periods in 2008, respectively. Annualized net charge-offs as a percentage of average loans were 1.12% in the first nine months of 2009 compared to .52% for the same period in the prior year. As shown in the table above, the increase was due to higher charge-off levels for commercial and industrial loans, commercial real estate loans, and residential real estate loans. Management believes that both business and personal borrowers will continue to be challenged until there is improvement in economic activity in Michigan. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2009, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $228,000 in the third quarter of 2009 and $511,000 in the first nine months of 2009 compared to the same periods in 2008. A major factor in the increase was gains on sales of loans, which grew $44,000 in the third quarter and $325,000 in the first nine months of 2009 compared to the same periods in 2008. Lower interest rates on residential mortgage loans caused mortgage refinancing activity to increase substantially in 2009 compared to the prior year. ChoiceOne also benefitted from the refinancing activity from its investment in Michigan Bankers Title Company ("MBTC"). Income from MBTC, which was included in other noninterest income, was $60,000 higher in the first nine months of 2009 than in the same period in the prior year. Approximately $66,000 of the gains on sales of securities in the first nine months of 2009 resulted from the sale of $2.6 million of mortgage-backed securities as ChoiceOne lessened its exposure in this investment category. In addition to the increased income from MBTC, the growth in other noninterest income in the first nine months of 2009 compared to the same period in 2008 resulted from an increase of $66,000 in check printing fees and $62,000 in rental income from properties classified as other real estate owned. Deposit service charges income was down in both the third quarter and the first nine months of 2009 compared to the same periods in 2008 as overdraft charges declined $29,000 in the third quarter and $121,000 in the first nine months of 2009 compared to the same periods in 2008.

Noninterest Expense
Total noninterest expense increased $163,000 in the third quarter of 2009 and $662,000 in the first nine months of 2009 compared to the same periods in the prior year. The most significant factor for the increase was FDIC insurance, which grew $50,000 in the third quarter and $429,000 in the first nine months of 2009 compared to the same periods in 2008. The regular assessment rates from the FDIC were doubled in 2009 compared to 2008. In addition, the FDIC levied a special assessment of five basis points of each FDIC-insured institution's assets minus Tier 1 capital as of September 30, 2009. This special assessment, which cost ChoiceOne $204,000, was recorded as an expense in the second quarter of 2009 and was paid on September 30, 2009.

Compensation and benefits expense was down slightly in first nine months of 2009 compared to the same period in 2008 due to reductions in bonus and retirement accruals in 2009 compared to 2008. The increase in data processing expense was due to higher volume levels in 2009 and a bonus received upon signing of a new contract in the first quarter of 2008. The decline in directors fees in 2009 compared to 2008 was due to a 20% reduction in fees beginning in the second quarter of 2009. The higher level of other noninterest expense in the first three quarters of 2009 compared to the same period in 2008 resulted from an increase of $240,000 in costs of carrying other real estate properties and an increase of $146,000 in loan collection expenses.

Income Tax Expense
Income taxes produced a benefit of $27,000 in the third quarter of 2009 compared to expense of $82,000 in the same quarter in 2008. Income tax expense was $14,000 in the first nine months of 2009, compared to $363,000 in the first nine months of 2008. The decrease in income tax expense in 2009 was due to lower income before income taxes. Nontaxable income from municipal securities and bank-owned life insurance affected taxable income as they comprised a larger percentage of income before income tax in 2009 than in the prior year. As a result, ChoiceOne's effective tax rate was 1.0% for the first nine months of 2009 versus 14.8% for the first nine months of 2008.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio decreased $1.9 million from December 31, 2008 to September 30, 2009. Government agency and municipal securities totaling $19.1 million were purchased in the first nine months of 2009 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $16.1 million in various securities was called or matured since the end of 2008. Principal repayments on securities totaled $2.4 million in the first nine months of 2009. Approximately $4.3 million of securities were sold in the first nine months of 2009 for a net gain of $158,000. The net unrealized gain or loss on securities moved from an unrealized loss of $116,000 as of December 31, 2008 to an unrealized gain of $1,691,000 as of September 30, 2009.

A $500,000 municipal security that matured on September 1, 2009 was not redeemed by the issuer. The issuer is investigating various alternatives to refinance the bonds. Legal counsel has been engaged to work with the issuer on behalf of the bondholders and ChoiceOne's third party investment advisor is working closely with the legal counsel. Management does not anticipate that a loss will be incurred on the security.

Loans
The loan portfolio (excluding loans held for sale) increased $3.8 million in the third quarter of 2009 and has decreased $5.5 million since the end of 2008. Loan demand, though improving slightly in the third quarter of 2009, continued to be sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in commercial and industrial loans, commercial real estate loans, and agricultural loans grew $5.0 million in total in the third quarter of 2009 after declining or remaining flat in the first two quarters of 2009. Residential real estate loans declined $1.2 million in the third quarter of 2009 and have declined $3.7 million since the end of 2008. Much of the residential real estate decrease is related to refinancing of adjustable rate portfolio loans into fixed rate loans which are sold in the secondary market.

Information regarding impaired loans can be found in Note 2 to the interim consolidated financial statements included in this report. The total balance of loans classified as impaired was $9.3 million as of September 30, 2009, compared to $8.3 million as of June 30, 2009 and $7.7 million as of December 31, 2008. The increase in the third quarter of 2009 was caused by a combination of commercial and industrial and commercial real estate loans that were classified as impaired.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	September 30, 2009	December 31, 2008
Loans accounted for on a nonaccrual basis	$ 8,267	$ 8,305
Accruing loans contractually past due 90 days or more as to principal or interest payments	211	333
Loans considered troubled debt restructurings	1,137	605
Total	$ 9,615	$ 9,243

At September 30, 2009, nonaccrual loans included $4.5 million in commercial and industrial and commercial real estate loans and $3.7 million in residential real estate loans. At December 31, 2008, nonaccrual loans included $5.8 million in commercial and industrial and commercial real estate loans, $2.5 million in residential real estate loans, and $0.2 million in consumer loans. The small decrease in nonaccrual loans since the end of 2008 was primarily due to charge-offs of loans and transfers of balances to other real estate. Management believes the specific reserves allocated to its nonperforming loans are sufficient at September 30, 2009; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") increased $0.5 million from December 31, 2008 to September 30, 2009. Commercial and residential real estate loans totaling $2.9 million were transferred into OREO during the first nine months of 2009 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $2.1 million for the same time period. In addition, $0.3 million was transferred from OREO to premises and equipment. Due to the current state of the Michigan economy, it is anticipated that there will be continuing transfers from loans into OREO during the remainder of 2009. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne. In early October 2009, approximately $1,100,000 was transferred out of other real estate owned as a result of a sale of the property.

Deposits and Borrowings
Local deposits grew $22.3 million in the third quarter of 2009 and $25.4 million in first nine months of 2009. The local deposit growth was offset by a $13.3 million decrease in brokered certificates of deposit in the first three quarters of 2009. This change in the deposit mix is consistent with management's desire to replace wholesale funding with local deposits. Management is continuing to emphasize growth in checking, money market, and savings accounts through calling efforts on commercial and municipal clients and through marketing of ChoiceOne's products. For the first nine months of 2009, these types of deposit accounts have increased $22.9 million, while local certificates of deposit have grown $2.5 million.

Federal Home Loan Bank advances decreased $17.5 million in the first nine months of 2009. Some maturing advances were replaced by growth in deposits, while other advances were paid off with funds provided from payments received from securities and loans.

Shareholders' Equity
Total shareholders' equity has increased $1,607,000 in the first nine months of 2009. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne has not repurchased any of its common stock since the third quarter of 2007. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Following is information regarding the Bank's compliance with regulatory capital requirements:
(Dollars in thousands)	Leverage	Tier 1 Capital	Total Risk- Based Capital
Capital balances at September 30, 2009	$35,274	$35,274	$39,276
Required regulatory capital to be considered "well capitalized"	21,794	19,694	32,824
Capital in excess of "well capitalized" minimum	13,480	15,580	6,452
Capital ratios at September 30, 2009	8.09%	10.75%	11.97%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Bank's capital levels have increased during the first nine months of 2009 from 7.49% to 8.09% for the Tier 1 leverage ratio, from 10.12% to 10.75% for the Tier 1 capital ratio, and from 11.14% to 11.97% for the total risk-based capital ratio. The increase in capital levels was due to retention of earnings and a decrease in assets. The Board of Directors and management believe that the capital levels as of September 30, 2009 are adequate for the foreseeable future.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $6.7 million for the nine months ended September 30, 2009 compared to $4.9 million provided in the same period a year ago. A higher provision for loan losses and proceeds from sales of other real estate owned provided the increase. Net cash from investing activities was $3.0 million for the first three quarters of 2009 compared to $1.1 million for the same period in 2008. More cash was provided from securities sales, maturities, prepayments and calls in 2009 than in 2008. Net cash used in financing activities was $8.3 million in the first nine months of 2009 compared to $9.4 million in the same period in the prior year. The effect of more growth in deposits in 2009 than in the prior year and a smaller decrease in the balance of securities sold under agreements to repurchase was offset by a net pay-down of Federal Home Loan Bank advances in the first nine months of 2009 compared to a net increase in the same period in the prior year.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of September 30, 2009 increased net interest income 4% if rates rose 200 basis points and decreased net interest income 1% if rates fell 25 basis points. The economic value of shareholders' equity declined 11% when rates were shocked 200 basis points upward and increased 1% if rates were shocked 25 basis points downward. The downward interest rate shock as of September 30, 2009 was limited to 25 basis points due to the current low interest rate environment. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2009, the Registrant issued 1,052 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $10,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the third quarter of 2009. As of September 30, 2009, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: November 16, 2009	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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