Form 10-Q
period 2010-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2010-05-17
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, the Registrant had outstanding 3,270,288 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2010	December 31 2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,480	$9,957
Federal funds sold	9,644	9,793
Cash and cash equivalents	17,124	19,750

Securities available for sale	78,433	74,413
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,270	1,270

Loans held for sale	68	322
Loans	316,620	322,716
Allowance for loan losses	(4,687)	(4,322)
Loans, net	311,933	318,394

Premises and equipment, net	12,329	11,918
Other real estate owned, net	1,851	2,201
Cash value of life insurance policies	9,281	9,201
Intangible assets, net	2,956	3,068
Goodwill	13,728	13,728
Other assets	8,758	8,346
Total assets	$461,035	$465,915

Liabilities
Deposits - noninterest-bearing	$60,708	$60,802
Deposits - interest-bearing	305,762	304,208
Total deposits	366,470	365,010

Advances from Federal Home Loan Bank	18,480	21,980
Securities sold under agreements to repurchase	17,435	20,684
Other liabilities	5,283	5,315
Total liabilities	407,668	412,989

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,269,103 at March 31, 2010 and 3,265,714 at December 31, 2009	46,358	46,326
Retained earnings	6,064	5,813
Accumulated other comprehensive income, net	945	787
Total shareholders' equity	53,367	52,926
Total liabilities and shareholders' equity	$461,035	$465,915

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2010	2009
Interest income
Loans, including fees	$4,724	$5,064
Securities:
Taxable	345	464
Tax exempt	366	383
Other	3	2
Total interest income	5,438	5,913

Interest expense
Deposits	1,065	1,583
Advances from Federal Home Loan Bank	233	339
Other	80	93
Total interest expense	1,378	2,015

Net interest income	4,060	3,898
Provision for loan losses	1,050	600

Net interest income after provision for loan losses	3,010	3,298

Noninterest income
Customer service charges	729	717
Insurance and investment commissions	147	195
Gains on sales of loans	106	170
Gains on sales of securities	389	103
Losses on sales of other assets	(92)	(57)
Earnings on life insurance policies	90	92
Other income	138	156
Total noninterest income	1,507	1,376

Noninterest expense
Salaries and benefits	1,680	1,774
Occupancy and equipment	551	546
Data processing	426	376
Professional fees	172	181
Supplies and postage	126	152
Advertising and promotional	31	21
Intangible amortization	112	118
FDIC insurance	156	149
Other expense	444	480
Total noninterest expense	3,698	3,797

Income before income tax	819	877
Income tax expense	175	136

Net income	$644	$741

Basic earnings per share	$0.20	$0.23
Diluted earnings per share	$0.20	$0.23
Dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2009	3,246,109	$ 46,171	$ 5,898	$116	$52,185

Comprehensive income
Net income			741		741
Net change in unrealized gain on
securities available for sale, net of tax of $134				260	260
Total comprehensive income					1,001

Shares issued	4,641	27			27
Effect of stock options granted		9			9
Effect of employee stock purchases		3			3
Cash dividends declared ($0.12 per share)			(390)		(390)

Balance, March 31, 2009	3,250,750	$46,210	$ 6,249	$376	$52,835

Balance, January 1, 2010	3,265,714	$ 46,326	$ 5,813	$787	$52,926

Comprehensive income
Net income			644		644
Net change in unrealized gain on
securities available for sale, net of tax of $81				158	158
Total comprehensive income					802

Shares issued	3,389	25			25
Effect of stock options granted		3			3
Effect of employee stock purchases		4			4
Cash dividends declared ($0.12 per share)			(393)		(393)

Balance, March 31, 2010	3,269,103	$46,358	$ 6,064	$945	$53,367

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$644	$741
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,050	600
Depreciation	208	228
Amortization	233	271
Compensation expense on stock options and employee stock purchases	7	12
Gains on sales of securities	(389)	(103)
Gains on sales of loans	(106)	(170)
Loans originated for sale	(4,320)	(8,946)
Proceeds from loan sales	4,657	8,428
Earnings on bank-owned life insurance	(90)	(92)
Losses on sales of other real estate owned	100	47
Write-downs of other real estate owned	107	119
Proceeds from sales of other real estate owned	291	490
Deferred federal income tax expense/(benefit)	(128)	-
Net changes in other assets	(431)	(198)
Net changes in other liabilities	17	176
Net cash from operating activities	1,850	1,603

Cash flows from investing activities:
Securities available for sale:
Sales	2,063	2,698
Maturities, prepayments and calls	6,567	6,638
Purchases	(12,087)	(3,984)
Loan originations and payments, net	5,263	5,637
Additions to premises and equipment	(619)	(39)
Net cash from investing activities	1,187	10,950

Cash flows from financing activities:
Net change in deposits	1,460	6,424
Net change in repurchase agreements	(3,249)	(1,593)
Proceeds from Federal Home Loan Bank advances	-	5,000
Payments on Federal Home Loan Bank advances	(3,506)	(18,500)
Issuance of common stock	25	27
Cash dividends	(393)	(390)
Net cash used in financing activities	(5,663)	(9,032)

Net change in cash and cash equivalents	(2,626)	3,521
Beginning cash and cash equivalents	19,750	11,160

Ending cash and cash equivalents	$17,124	$14,681

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,462	$2,150
Loans transferred to other real estate	$148	$1,266

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include ChoiceOne Financial Services, Inc. (the "Registrant") and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank's wholly-owned subsidiary ChoiceOne Insurance Agencies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, the Consolidated Statements of Income for the three-month periods ended March 31, 2010 and March 31, 2009, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2010 and March 31, 2009, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2010 and March 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Stock Transactions
A total of 1,234 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $10,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2010. A total of 2,155 shares were issued to employees for a cash price of $15,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2010.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Balance at beginning of period	$4,322	$3,600
Provision charged to expense	1,050	600
Recoveries credited to the allowance	91	138
Loans charged off	(776)	(279)

Balance at end of period	$4,687	$4,059

Information regarding impaired loans follows:
(Dollars in thousands)	March 31, 2010	December 31, 2009

Loans with no allowance allocated	$4,945	$5,062
Loans with allowance allocated	3,958	4,685
Amount of allowance for loan losses allocated	953	1,096

(Dollars in thousands)	Three Months Ended March 31,
	2010	2009

Average balance during the period	$9,325	$6,950

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2010	2009
Basic Earnings Per Share
Net income available to common shareholders	$644	$741

Weighted average common shares outstanding	3,266,899	3,247,365

Basic earnings per share	$0.20	$0.23

Diluted Earnings Per Share
Net income available to common shareholders	$644	$741

Weighted average common shares outstanding	3,266,899	3,247,365
Plus dilutive stock options	-	-

Weighted average common shares outstanding
and potentially dilutive shares	3,266,899	3,247,365

Diluted earnings per share	$0.20	$0.23

As of March 31, 2010 and 2009, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2010 and 2009. These stock options have been excluded from the calculation above.

NOTE 4 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:
(Dollars in thousands)	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$7,480	$7,480	$9,957	$9,957
Federal funds sold	9,644	9,644	9,793	9,793
Securities available for sale	78,433	78,433	74,413	74,413
Federal Home Loan Bank and Federal Reserve Bank stock	4,574	4,574	4,574	4,574
Loans held for sale	68	68	322	322
Loans, net	311,933	301,024	318,394	314,491
Accrued interest receivable	2,362	2,362	2,091	2,091

Liabilities:
Demand, savings and money market deposits	209,773	209,773	199,418	199,418
Time deposits	156,697	155,990	165,592	165,597
Repurchase agreements	17,435	17,432	20,684	20,686
Advances from Federal Home Loan Bank	18,480	19,080	21,980	21,986
Accrued interest payable	293	293	377	377

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 5. The estimated fair value for loans is based on the rates charged at March 31, 2010 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at March 31, 2010 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of March 31, 2010 or December 31, 2009. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for
Sale - March 31, 2010
U.S. Government and federal agency	$22,460	$-	$-	$22,460
State and municipal	918	42,053	2,174	45,145
Mortgage-backed	-	8,352	-	8,352
Corporate	1,038	-	-	1,038
Equity securities	-	938	500	1,438
Total	$24,416	$51,343	$2,674	$78,433

Investment Securities, Available for
Sale - December 31, 2009
U.S. Government and federal agency	$18,571	$-	$-	$18,571
State and municipal	1,904	40,388	2,307	44,599
Mortgage-backed	8,929	-	-	8,929
Equity securities	954	860	500	2,314
Total	$30,358	$41,248	$2,807	$74,413

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

Investment Securities, Available for Sale
Balance at December 31, 2009	$2,807
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	2
Net purchases, sales, calls, and maturities	(135)
Net transfers in (out) of Level 3	-

Balance at March 31, 2010	$2,674

Of the Level 3 assets that were held by the Bank at March 31, 2010, the net unrealized gain for the three months ended March 31, 2010 was $2,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first quarter of 2010.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
March 31, 2010	$ 8,903	$ -	$ -	$ 8,903	$ 276
December 31, 2009	$ 9,747	$ -	$ -	$ 9,747	$ 1,855

Other Real Estate
March 31, 2010	$ 1,851	$ -	$ -	$ 1,851	$ 107
December 31, 2009	$ 2,201	$ -	$ -	$ 2,201	$ 319

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income for the first quarter of 2010 was $644,000, which represented a decrease of $97,000 or13% compared to the same period in 2009. Growth in net interest income and noninterest income and a reduction in noninterest expense was offset by a higher provision for loan losses in the first quarter of 2010 compared to the same period in the prior year. Basic and diluted earnings per common share were $0.20 for the first quarter of 2010, compared to $0.23 for the same quarter in 2009. The return on average assets and return on average shareholders' equity percentages were .56% and 4.84%, respectively, for the first quarter of 2010, compared to .65% and 5.62%, respectively, for the same period in 2009.

Dividends
Cash dividends of $393,000 or $0.12 per share were declared in the first quarter of 2010, compared to $390,000 or $0.12 per share in the first quarter of 2009. The cash dividend payout percentage was 61% for the first three months of 2010, compared to 53% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2010 and 2009, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 319,065	$ 4,730	5.93%	$ 319,673	$ 5,072	6.35%
Taxable securities (2) (3)	43,035	345	3.21	34,253	381	4.45
Nontaxable securities (1) (2)	37,157	552	5.94	44,130	698	6.32
Other	7,687	3	0.16	3,118	3	0.38
Interest-earning assets	406,944	5,630	5.53	401,174	6,154	6.14
Noninterest-earning assets	55,256			55,855
Total assets	$ 462,200			$ 457,029

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 105,874	$ 149	0.56%	$ 84,613	$ 138	0.65%
Savings deposits	37,975	23	0.24	34,107	27	0.32
Certificates of deposit	161,455	893	2.21	173,773	1,417	3.26
Advances from Federal Home Loan Bank	20,074	233	4.64	31,889	339	4.25
Other	19,292	80	1.66	20,649	94	1.82
Interest-bearing liabilities	344,670	1,378	1.60	345,031	2,015	2.34
Noninterest-bearing demand deposits	59,158			54,248
Other noninterest-bearing liabilities	5,178			5,055
Total liabilities	409,006			404,334
Shareholders' equity	53,194			52,695
Total liabilities and shareholders' equity	$ 462,200			$ 457,029

Net interest income (tax-equivalent basis) - interest spread		4,252	3.93%		4,139	3.80%
Tax-equivalent adjustment (1)		(192)			(241)
Net interest income		$ 4,060			$ 3,898
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.18%			4.13%

______________________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Three Months Ended March 31, 2010 Over 2009
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(342)	$(10)	$(332)
Taxable securities	(36)	390	(426)
Nontaxable securities (2)	(146)	(105)	(41)
Other	(-)	10	(10)
Net change in tax-equivalent income	(524)	285	(809)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	11	105	(94)
Savings deposits	(4)	15	(19)
Certificates of deposit	(524)	(94)	(430)
Advances from Federal Home Loan Bank	(106)	(285)	179
Other	(14)	(6)	(8)
Net change in interest expense	(637)	(265)	(372)
Net change in tax-equivalent net interest income	$113	$550	$(437)

_____________________
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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $192,000 and $241,000 for the three months ended March 31, 2010 and 2009, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $113,000 in the first three months of 2010 compared to the same period in 2009. The relationship between growth in average interest-earning assets and a small decrease in average interest-bearing liabilities caused net interest income to increase $550,000 in the first quarter of 2010 compared to the same quarter in the prior year. Although the net interest spread grew 13 basis points in the first quarter of 2010 compared to the first quarter in 2009, the impact of the larger interest-earning assets balance compared to interest-bearing liabilities resulted in a $437,000 decrease in net interest income.

The average balance of loans decreased $608,000 in the first quarter of 2010 compared to the same period in 2009. Average commercial and industrial and commercial real estate loans were $4.7 million higher in the first quarter of 2010 than in the same quarter of 2009. This was offset by a $5.5 million decrease in the average balance of residential real estate mortgage loans. The decrease in the average loans balance combined with a 42 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $342,000 in the first quarter of 2010 compared to the same period in the prior year. The average balance of total securities grew $1.8 million in the first three months of 2010 compared to the same period in 2009. Additional securities were purchased in the first quarter of 2010 due to the declining balance in loans. The growth in securities was offset by lower interest rates earned which caused interest income to decline $182,000 in the first quarter of 2010 compared to the same quarter in 2009. Interest income from other interest-earning assets was unchanged in the first quarter of 2010 as growth in average assets was offset by a 22 basis point decline in the average rate earned.

The average balance of interest-bearing demand deposits increased $21.3 million in the first three months of 2010 compared to the same period in 2009. The effect of the higher average balance, offset by a 9 basis point decline in the average rate paid, caused interest expense to increase $11,000 in the first quarter of 2010 compared to the same quarter in 2009. The average balance of savings deposits increased $3.9 million in the first quarter of 2010 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by an 8 basis point drop in the average rate paid, which caused interest expense to decrease $4,000 in the first three months of 2010 compared to the same period in 2009. The average balance of certificates of deposit was down $12.3 million in the first quarter of 2010 compared to the same period in 2009. The average balance of local certificates was $303,000 higher while the average balance of nonlocal certificates was $18.9 million lower in 2010 than in 2009. The decline in certificates of deposit plus a 105 basis point reduction in the average rate paid on certificates caused interest expense to fall $524,000 in the first quarter of 2010 compared to the same period in 2009. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $11.8 million lower in the first three months of 2010 than in the same period of the prior year. The average rate paid on FHLB advances was 39 basis points higher in the first quarter of 2010 than the same quarter of 2009 due to low-rate floating rate advances comprising a smaller portion of total advances in 2010 than they did in 2009. The combination of the decline in FHLB advances and the increase in the average rate paid caused interest expense to decrease $106,000 in the first three months of 2010 compared to the same period in 2009. A small decrease in the average balance of other interest-bearing liabilities in the first quarter of 2010 compared to the first quarter of 2009 plus a 16 basis point drop in the average rate paid and caused a $14,000 decrease in interest expense.

ChoiceOne's net interest income spread was 3.93% in the first quarter of 2010, compared to 3.80% for the first quarter of 2009. The growth in the interest spread was due to a 74 basis point decrease in the average rate paid on interest-bearing liabilities in the first quarter of 2010 compared to the same quarter of 2009, which was partially offset by a drop in the average rate earned on interest-earning assets of 61 basis points. The reduction in the rate paid on liabilities was due in part to aggressive repricing of local deposits as general market interest rates fell during 2009 and the first quarter of 2010. The decline in general market interest rates over the last twelve months also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses
The allowance for loan losses grew $365,000 from December 31, 2009 to March 31, 2010. The allowance growth occurred in spite of a decline in total loans of $6.1 million since the end of 2009. The provision for loan losses was $1,050,000 in the first quarter of 2010, compared to $600,000 in the same period in 2009. The allowance increase resulted from the provision for loan losses exceeding net charge-offs in the first quarter of 2010 and was believed necessary due to continued concerns over the Michigan economy. While nonperforming loans decreased in the first quarter of 2010 from $14.0 million to $13.0 million, loans whose payments were past due 30 to 89 days and still accruing interest increased from $4.6 million to $7.5 million. The allowance for loan losses was 1.48% of total loans at March 31, 2010, compared to 1.34% at December 31, 2009 and 1.27% at March 31, 2009.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2010		2009
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	25	13	5	6
Consumer	118	77	97	83
Real estate, commercial	451	-	90	8
Real estate, residential	182	1	87	41
	$776	$91	$279	$138

Net charge-offs in the first quarter of 2010 were $685,000, compared to $141,000 in the first quarter of 2009. Net charge-offs on an annualized basis as a percentage of average loans were .86% in the first three months of 2010 compared to .18% for the same period in the prior year. The charge-offs in the first quarter of 2010 included $428,000 of allowance that had been specifically allocated as of December 31, 2009. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2010, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $131,000 or 10% in the first quarter of 2010 compared to the same period in 2009. A significant increase in gains on sales of securities was partially offset by lower levels of insurance and investment commissions and gains on sales of loans. Approximately $386,000 of securities gains were recognized in the first quarter of 2010 from sales of preferred stock that represented a recovery of losses recognized on money market preferred securities in the fourth quarter of 2008. The decrease in insurance and investment commissions was primarily due to lower mutual fund and annuity sales. The reduction in gains on sales of loans resulted from a lower level of refinancing activity in the first quarter of 2010 than occurred in the same quarter in 2009.

Noninterest Expense
Total noninterest expense decreased $99,000 or 3% in the first quarter of 2010 compared to the same period in 2009. Salaries and benefits expense was down $94,000 due to lower wages, commissions, and health care costs. Data processing expense grew $50,000 due to increased numbers of accounts and volume. Supplies and postage expense was $26,000 lower due to less purchases of supplies. Other noninterest expense was $36,000 lower in the first quarter of 2010 than the same quarter in 2009 due to lower levels of directors' fees, foreclosed asset expense, and loan collection expense.

Income Tax Expense
Income tax expense was $175,000 in the first quarter of 2010 compared to $136,000 for the same quarter in 2009. The effective tax rate was 21.4% for 2010 and 15.5% for 2009. The increase in the effective tax rate was caused by lower nontaxable income from municipal securities and $95,000 of nondeductible losses on sales of preferred stock in 2010 compared to 2009.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio increased $4.0 million from December 31, 2009 to March 31, 2010. Various securities totaling $12.1 million were purchased in the first three months of 2010 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $4.8 million in various securities were called or matured since the end of 2009. Principal repayments on securities totaled $1.8 million in the first three months of 2010. Approximately $2.1 million of securities were sold in the first quarter of 2010 for a net gain of $389,000.

A book gain of $386,000 and a tax loss of $95,000 were recognized from the sale of preferred stock in the first quarter of 2010. The difference was caused by losses recorded for book purposes but not tax purposes in the fourth quarter of 2008 when preferred stock was received from the unwinding of money market preferred securities.

Loans
The loan portfolio (excluding loans held for sale) declined $6.1 million from December 31, 2009 to March 31, 2010. Loan demand in the first quarter of 2010 has been sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in all but commercial and industrial loans were reduced since the end of 2009, with a decrease of $2.7 million in commercial real estate loans and $1.9 million in agricultural loans contributing most of the decline.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired decreased from $9.7 million as of December 31, 2009 to $8.9 million as of March 31, 2010. The decrease in the first quarter of 2010 resulted from payments received on loans and charge-offs of loans, which was partially offset by loans moved to impaired status. The balance of loans with no allowance allocated decreased $117,000 in the first quarter of 2010 while the balance of loans with an allowance allocated decreased $727,000 in the same quarter. The decrease in impaired loans was due to payments received and charge-offs of loan balances in the first quarter.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	March 31, 2010	December 31, 2009
Loans accounted for on a nonaccrual basis	$ 10,243	$ 11,881
Accruing loans contractually past due 90 days or more as to principal or interest payments	99	202
Loans considered troubled debt restructurings	2,700	1,919
Total	$ 13,042	$ 14,002

At March 31, 2010, nonaccrual loans included $5.9 million in commercial industrial and commercial real estate loans and $4.3 million in residential real estate loans. At December 31, 2009, nonaccrual loans included $7.8 million in commercial industrial and commercial real estate loans and $4.1 million in residential real estate loans. The decrease in nonaccrual loans was due to payments received and charge-offs of loan balances in the first quarter. The increase in loans considered troubled debt restructurings was caused by additional commercial loans and residential mortgage loans that had their terms modified. Management believes the specific reserves allocated to its nonperforming loans are sufficient at March 31, 2010; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") decreased $350,000 from December 31, 2009 to March 31, 2010. Commercial and residential real estate loans totaling $148,000 were transferred into OREO during the first quarter of 2010 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $498,000 for the same time period. Due to the current state of the Michigan economy, there may be continuing transfers from loans into OREO during the remainder of 2010. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits increased $1.5 million from December 31, 2009 to March 31, 2010. Local deposits grew $1.6 million in the first quarter of 2010 and nonlocal deposits were virtually unchanged. Since the end of 2009, money market account balances have risen $7.1 million and savings account balances grew $2.8 million, in contrast to local certificates of deposit that declined $8.8 million. Management is continuing to emphasize growth in checking, money market, and savings accounts.

Federal Home Loan Bank advances decreased $3.5 million in the first quarter of 2010. Some maturing advances were replaced by growth in deposits during the first quarter. Other advances were paid off with funds provided from payments received from loans. The $3.2 million decline in the balance of securities sold under agreements to repurchase was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders' Equity
Total shareholders' equity increased $441,000 from December 31, 2009 to March 31, 2010. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne did not repurchase any of its common stock in either the first quarter of 2010 or the first quarter of 2009. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Following is information regarding the Bank's compliance with regulatory capital requirements:
	Leverage Capital	Tier 1 Capital	Total Risk- Based Capital
Capital balances at March 31, 2010	$35,454	$35,454	$39,318
Required regulatory capital to be considered "well capitalized"	22,219	19,646	32,743
Capital in excess of "well capitalized" minimum	13,235	15,808	6,575
Capital ratios at March 31, 2010	7.98%	10.83%	12.01%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the "Board") and management believe that the capital levels as of March 31, 2010 are adequate for the foreseeable future. The Board's determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne's requirements for cash and capital.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $1.9 million for the three months ended March 31, 2010 compared to $1.6 million provided in the same period a year ago. An increase in the provision for loan losses and the net loans originated for sale was partially offset by higher gains on sales of securities and changes in other assets and liabilities. Net cash from investing activities was $1.2 million for the first quarter of 2010 compared to $11.0 million for the same period in 2009. A higher level of securities purchases and premises and equipment purchases was partially offset by a lower level of funds from securities sales. Net cash used in financing activities was $5.7 million in the quarter ended March 31, 2010 compared to $9.0 million in the same period in the prior year. The effect of a smaller reduction in FHLB advances was partially offset by less growth in deposits and a larger decline in securities sold under agreements to repurchase in 2010 than in 2009.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of March 31, 2010 increased net interest income 2% if rates rose 200 basis points and decreased net interest income less than 1% if rates fell 15 basis points. The economic value of shareholders' equity declined 8% when rates were shocked 200 basis points upward and increased less than 1% if rates were shocked 15 basis points downward. The downward interest rate shock as of March 31, 2010, was limited to 15 basis points due to the current low interest rate environment. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 1A.  Risk Factors.

There has been no material change in the risk factors reported in Item 1A of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 28, 2010, the Registrant issued 1,234 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $10,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2010. As of March 31, 2010, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  [Item 4 of Form 10-Q has been removed and reserved by the Securities and Exchange Commission.]

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: May 17, 2010	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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