Form 10-Q
period 2010-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2010-08-16
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the Registrant had outstanding 3,275,909 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$7,672	$9,957
Federal funds sold	7,286	9,793
Cash and cash equivalents	14,958	19,750

Securities available for sale	82,352	74,413
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,270	1,270

Loans held for sale	1,037	322
Loans	310,859	322,716
Allowance for loan losses	(4,857)	(4,322)
Loans, net	306,002	318,394

Premises and equipment, net	12,798	11,918
Other real estate owned, net	1,542	2,201
Cash value of life insurance policies	9,360	9,201
Intangible assets, net	2,844	3,068
Goodwill	13,728	13,728
Other assets	8,005	8,346
Total assets	$457,200	$465,915

Liabilities
Deposits - noninterest-bearing	$61,452	$60,802
Deposits - interest-bearing	302,111	304,208
Total deposits	363,563	365,010

Advances from Federal Home Loan Bank	15,480	21,980
Securities sold under agreements to repurchase	18,981	20,684
Other liabilities	5,353	5,315
Total liabilities	403,377	412,989

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,274,936 at June 30, 2010 and 3,265,714 at December 31, 2009	46,408	46,326
Retained earnings	6,341	5,813
Accumulated other comprehensive income, net	1,074	787
Total shareholders' equity	53,823	52,926
Total liabilities and shareholders' equity	$457,200	$465,915

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$4,767	$5,032	$9,491	$10,096
Securities:
Taxable	302	315	718	779
Tax exempt	351	466	717	849
Other	74	3	6	5
Total interest income	5,494	5,816	10,932	11,729

Interest expense
Deposits	1,013	1,416	2,079	2,999
Advances from Federal Home Loan Bank	194	294	427	633
Other	77	88	156	181
Total interest expense	1,284	1,798	2,662	3,813

Net interest income	4,210	4,018	8,270	7,916
Provision for loan losses	1,000	1,350	2,050	1,950

Net interest income after provision for loan losses	3,210	2,668	6,220	5,966

Noninterest income
Deposit service charges	795	786	1,524	1,503
Insurance and investment commissions	223	205	370	400
Gains on sales of loans	68	245	174	415
Gains on sales of securities	8	20	397	123
Losses on sales of other assets	(9)	(54)	(101)	(111)
Earnings on life insurance policies	89	90	179	182
Other	157	197	295	353
Total noninterest income	1,331	1,489	2,838	2,865

Noninterest expense
Compensation and benefits	1,756	1,728	3,436	3,502
Occupancy and equipment	529	532	1,080	1,078
Data processing	412	399	838	775
Professional fees	177	181	349	362
Supplies and postage	145	131	271	283
Advertising and promotional	39	16	70	37
Intangible amortization	112	119	224	237
FDIC insurance	156	359	312	508
Other	399	482	842	962
Total noninterest expense	3,725	3,947	7,422	7,744

Income before income tax	817	210	1,636	1,087
Income tax expense (benefit)	148	(95)	323	41

Net income	$669	$305	$1,313	$1,046

Basic earnings per share	$0.20	$0.09	$0.40	$0.32
Diluted earnings per share	$0.20	$0.09	$0.40	$0.32
Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2009	3,246,109	$46,171	$5,898	$116	$52,185

Comprehensive income
Net income			1,046		1,046
Net change in unrealized gain on
securities available for sale, net of tax of $201				390	390
Total comprehensive income					1,436

Shares issued	12,568	76			76
Change in ESOP repurchase obligation		1			1
Effect of stock options granted		13			13
Effect of employee stock purchases		6			6
Cash dividends declared ($0.24 per share)			(780)		(780)

Balance, June 30, 2009	3,258,677	$46,267	$6,164	$506	$52,937

Balance, January 1, 2010	3,265,714	$46,326	$5,813	$787	$52,926

Comprehensive income
Net income			1,313		1,313
Net change in unrealized gain on
securities available for sale,
net of tax of $148				287	287
Total comprehensive income					1,600

Shares issued	9,226	73			73
Shares repurchased	(4)
Change in ESOP repurchase obligation		(6)			(6)
Effect of stock options granted		7			7
Effect of employee stock purchases		8			8
Cash dividends declared ($0.24 per share)			(785)		(785)

Balance, June 30, 2010	3,274,936	$46,408	$6,341	$1,074	$53,823

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,313	$1,046
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,050	1,950
Depreciation	424	450
Amortization	538	560
Expense related to employee stock options and stock purchases	15	19
Gains on sales of securities	(397)	(123)
Gains on sales of loans	(207)	(415)
Loans originated for sale	(8,398)	(18,474)
Proceeds from loan sales	7,857	18,757
Earnings on bank-owned life insurance	(179)	(182)
Losses/(gains) on sales of other real estate owned	55	(47)
Write-downs of other real estate owned	157	159
Proceeds from sales of other real estate owned	673	1,569
Deferred federal income tax expense/(benefit)	(72)	-
Net changes in other assets	233	117
Net changes in other liabilities	(42)	1,947
Net cash from operating activities	4,020	7,333

Cash flows from investing activities:
Securities available for sale:
Sales	3,421	3,205
Maturities, prepayments and calls	12,351	16,780
Purchases	(23,022)	(13,792)
Loan originations and repayments, net	10,116	4,998
Additions to premises and equipment	(1,304)	(254)
Net cash from investing activities	1,562	10,937

Cash flows from financing activities:
Net change in deposits	(1,447)	(10,049)
Net change in repurchase agreements	(1,703)	155
Proceeds from Federal Home Loan Bank advances	-	20,500
Payments on Federal Home Loan Bank advances	(6,512)	(31,750)
Issuance of common stock	73	76
Cash dividends	(785)	(780)
Net cash used in financing activities	(10,374)	(21,848)

Net change in cash and cash equivalents	(4,792)	(3,578)
Beginning cash and cash equivalents	19,750	11,160

Ending cash and cash equivalents	$14,958	$7,582

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,768	$4,005
Cash paid for income taxes	$110	$20
Loans transferred to other real estate	$311	$2,517
Other real estate transferred to loans	$85	$2,517
Other real estate transferred to premises and equipment	$-	$331

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2010 and June 30, 2009, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2010 and June 30, 2009, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and June 30, 2009. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Stock Transactions
A total of 4,852 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $42,000 under the terms of the Directors' Stock Purchase Plan in the first half of 2010. A total of 4,374 shares were issued to employees for a cash price of $31,000 under the Employee Stock Purchase Plan in the first two quarters of 2010.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Balance at beginning of period	$4,687	$4,059	$4,322	$3,600
Provision charged to expense	1,000	1,350	2,050	1,950
Recoveries credited to the allowance	96	115	187	253
Loans charged off	(926)	(1,692)	(1,702)	(1,971)

Balance at end of period	$4,857	$3,832	$4,857	$3,832

Information regarding impaired loans follows:
(Dollars in thousands)	June 30, 2010	December 31, 2009

Loans with no allowance allocated	$5,154	$4,471
Loans with allowance allocated	5,856	3,842
Amount of allowance for loan losses allocated	1,123	660

(Dollars in thousands)	Three Months Ended June 30,
	2010	2009

Average balance during the period	$9,957	$7,274

(Dollars in thousands)	Six Months Ended June 30,
	2010	2009

Average balance during the period	$9,887	$7,404

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic Earnings Per Share
Net income available to common
shareholders	$669	$305	$1,313	$1,046

Weighted average common shares outstanding	3,271,105	3,253,472	3,269,014	3,250,436

Basic earnings per share	$0.20	$0.09	$0.40	$0.32

Diluted Earnings Per Share
Net income available to common
shareholders	$669	$305	$1,313	$1,046

Weighted average common shares outstanding	3,271,105	3,253,472	3,269,014	3,250,436
Plus dilutive stock options	-	-	-	-

Weighted average common shares outstanding
and potentially dilutive shares	3,271,105	3,253,472	3,269,014	3,250,436

Diluted earnings per share	$0.20	$0.09	$0.40	$0.32

As of June 30, 2010 and 2009, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for both the three-month and six-month periods ended June 30, 2010 and 2009. These stock options have been excluded from the calculation above.

NOTE 4 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:
(Dollars in thousands)	June 30, 2010		December 31, 2009
Waiting for Fasone BRS Report	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$7,672	$6,937	$9,957	$9,957
Federal funds sold	7,286	645	9,793	9,793
Securities available for sale	82,352	71,771	74,413	74,413
Federal Home Loan Bank and Federal Reserve Bank stock	4,574	4,574	4,574	4,574
Loans held for sale	1,037	287	322	322
Loans, net	306,002	309,818	318,394	314,491
Accrued interest receivable	2,043	2,039	2,091	2,091

Liabilities:
Demand, savings and money market deposits	204,262	174,496	199,418	199,418
Time deposits	159,301	162,399	165,592	165,597
Repurchase agreements	18,981	18,365	20,684	20,686
Advances from Federal Home Loan Bank	15,480	28,702	21,980	21,986
Accrued interest payable	271	293	377	377

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 5. The estimated fair value for loans is based on the rates charged at June 30, 2010 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at June 30, 2010 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 5 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at June 30, 2010, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of June 30, 2010 or December 31, 2009. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for
Sale - June 30, 2010
U.S. Government and federal agency	$23,430	$-	$-	$23,430
State and municipal	-	45,236	2,176	47,412
Mortgage-backed	-	7,897	-	7,897
Corporate	2,286	-	-	2,286
Equity securities	-	827	500	1,327
Total	$25,716	$53,960	$2,676	$82,352

Investment Securities, Available for
Sale - December 31, 2009
U.S. Government and federal agency	$18,571	$-	$-	$18,571
State and municipal	1,904	40,388	2,307	44,599
Mortgage-backed	8,929	-	-	8,929
Equity securities	954	860	500	2,314
Total	$30,358	$41,248	$2,807	$74,413

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2009	$2,807
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	6
Net purchases, sales, calls, and maturities	(234)
Net transfers in/out of Level 3	97

Balance at June 30, 2010	$2,676

Of the Level 3 assets that were still held by the Bank at June 30, 2010, the net unrealized gain for the six months ended June 30, 2010 was $6,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first half of 2010. Two securities were reclassified from a Level 2 measurement of fair value to a Level 3 measurement in 2010 as a result of a change in the marketability of the securities.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
June 30, 2010	$11,010	$ -	$ -	$11,010	$ 669
December 31, 2009	$ 9,747	$ -	$ -	$ 9,747	$ 1,855

Other Real Estate
June 30, 2010	$ 1,542	$ -	$ -	$ 1,542	$ 157
December 31, 2009	$ 2,201	$ -	$ -	$ 2,201	$ 319

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management's best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account. The fair value of other real estate owned was based on appraisals or other reviews of property values, adjusted for estimated costs to sell.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board issued an update which expands disclosures about credit quality of financing receivables and allowance for credit losses. The update will require the Bank to expand disclosures about the credit quality of its loans and the related reserves against them. The extra disclosures will include details on the Bank's past due loans, credit quality indicators, and modifications of loans. The Bank will implement the update beginning with the December 31, 2010 financial statements.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of this Report; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income was $669,000 in the second quarter of 2010 compared to $305,000 in the second quarter of 2009. For the six months ended June 30, 2010, net income was $1,313,000, compared to $1,046,000 in the same period in 2009. The increase in the second quarter was caused by higher net interest income and lower provision for loan losses and noninterest expense, which was partially offset by lower noninterest income. The change in the first half resulted from growth in net interest income and reduced noninterest expense, offset by an increase in provision for loan losses. Basic and diluted earnings per common share were $0.20 for the first quarter of 2010 and $0.40 for the first six months of 2010, compared to $0.23 and $0.32 for the same periods in 2009. The annualized return on average assets and return on average shareholders' equity was 0.57% and 4.92%, respectively, for the first half of 2010, compared to 0.46% and 3.95%, respectively, for the same period in 2009.

Dividends
Cash dividends of $392,000 or $0.12 per share were declared in the second quarter of 2010, compared to $390,000 or $0.12 per share in the second quarter of 2009. The cash dividends declared in the first six months of 2010 were $785,000 or $.24 per share, compared to $780,000 or $.24 per share declared in 2009. The cash dividend payout percentage was 60% for the first six months of 2010, compared to 75% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 below provide information regarding interest income and expense for the six-month periods ended June 30, 2010 and 2009, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 316,583	$ 9,502	6.00%	$ 319,574	$ 10,111	6.33%
Taxable securities (2) (3)	46,066	718	3.12	33,302	712	4.28
Nontaxable securities (1) (2)	36,107	1,082	5.99	43,886	1,377	6.28
Other	6,973	7	0.20	2,551	5	0.31
Interest-earning assets	405,729	11,309	5.58	399,313	12,205	6.11
Noninterest-earning assets	54,507			54,464
Total assets	$ 460,236			$ 453,777

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 104,237	288	0.55%	$ 84,006	269	0.64%
Savings deposits	39,223	47	0.24	35,450	57	0.32
Certificates of deposit	159,617	1,744	2.19	169,044	2,673	3.16
Advances from Federal Home Loan Bank	18,477	427	4.62	31,847	633	3.98
Other	18,612	156	1.68	19,689	181	1.83
Interest-bearing liabilities	340,166	2,662	1.57	340,036	3,813	2.24
Noninterest-bearing demand deposits	61,531			55,473
Other noninterest-bearing liabilities	5,129			5,351
Shareholders' equity	53,410			52,917
Total liabilities and shareholders' equity	$ 460,236			$ 453,777

Net interest income (tax-equivalent basis) - interest spread		8,647	4.01%		8,392	3.87%
Tax-equivalent adjustment (1)		(377)			(476)
Net interest income		$ 8,270			$ 7,916
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.26%			4.20%

______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Six Months Ended June 30, 2010 Over 2009
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(609)	$(94)	$(515)
Taxable securities	6	456	(450)
Nontaxable securities (2)	(295)	(235)	(60)
Other	2	9	(7)
Net change in tax-equivalent income	(896)	136	(1,032)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	19	106	(87)
Savings deposits	(10)	14	(24)
Certificates of deposit	(929)	(142)	(787)
Advances from Federal Home Loan Bank	(206)	(445)	239
Other	(25)	(9)	(16)
Net change in interest expense	(1,151)	(476)	(675)
Net change in tax-equivalent net interest income	$255	$612	$(357)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $377,000 and $476,000 for the six months ended June 30, 2010 and 2009, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $255,000 in the first six months of 2010 compared to the same period in 2009. The relationship between growth in average interest-earning assets and a small increase in average interest-bearing liabilities caused net interest income to increase $612,000 in the first half of 2010 compared to the same period in the prior year. Although the net interest spread grew 14 basis points in the first six months of 2010 compared to the same period in 2009, the impact of the larger interest-earning assets balance compared to interest-bearing liabilities resulted in a $357,000 decrease in net interest income.

The average balance of loans decreased $3.0 million in the first six months of 2010 compared to the same period in 2009. Average commercial and industrial and commercial real estate loans were $2.4 million higher in the first half of 2010 than in the first half of 2009. This was offset by a $5.4 million decrease in the average balance of residential real estate mortgage loans. The decrease in the average loans balance combined with a 33 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $609,000 in the first six months of 2010 compared to the same period in the prior year. The average balance of total securities grew $5.0 million in the first six months of 2010 compared to the same period in 2009. Additional securities were purchased in the first two quarters of 2010 due to the declining balance in loans. The growth in securities was offset by lower interest rates earned which caused interest income to decline $289,000 in the first half of 2010 compared to the same period in

2009. Interest income from other interest-earning assets was virtually unchanged in the first six months of 2010 as growth in average assets was offset by a 11 basis point decline in the average rate earned.

The average balance of interest-bearing demand deposits increased $20.2 million in the first six months of 2010 compared to the same period in 2009. The effect of the higher average balance, offset by a 9 basis point decline in the average rate paid, caused interest expense to increase $19,000 in the first half of 2010 compared to the first half of 2009. The average balance of savings deposits increased $3.8 million in the first six months of 2010 compared to the same period in the prior year. The impact of the savings deposit growth was offset by an 8 basis point drop in the average rate paid, which caused interest expense to decrease $10,000 in the first six months of 2010 compared to the same period in 2009. The average balance of certificates of deposit was down $9.4 million in the first six months of 2010 compared to the same period in 2009. The average balance of local certificates was $1.8 million lower while the average balance of nonlocal certificates was $7.6 million lower in 2010 than in 2009. The decline in certificates of deposit plus a 97 basis point reduction in the average rate paid on certificates caused interest expense to fall $929,000 in the first half of 2010 compared to the same period in 2009. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $13.4 million lower in the first six months of 2010 than in the same period of the prior year. The average rate paid on FHLB advances was 64 basis points higher in the first two quarters of 2010 than in the same period of 2009 due to low-rate floating rate advances comprising a smaller portion of total advances in 2010 than they did in 2009. The combination of the decline in FHLB advances and the increase in the average rate paid caused interest expense to decrease $206,000 in the first half of 2010 compared to the same period in 2009. A $1.1 million decrease in the average balance of other interest-bearing liabilities in the first six months of 2010 compared to the first half of 2009 plus a 15 basis point drop in the average rate paid and caused a $25,000 decrease in interest expense.

ChoiceOne's net interest income spread was 4.01% in the first six months of 2010, compared to 3.87% for the same period in 2009. The growth in the interest spread was due to a 67 basis point decrease in the average rate paid on interest-bearing liabilities in the first half of 2010 compared to the same half in 2009, which was partially offset by a drop in the average rate earned on interest-earning assets of 53 basis points. The reduction in the rate paid on liabilities was due in part to aggressive repricing of local deposits as general market interest rates fell during 2009 and the first half of 2010. The decline in general market interest rates over the last twelve months also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses
The allowance for loan losses was $4,857,000 as of June 30, 2010, compared to $4,687,000 as of March 31, 2010 and $4,322,000 as of December 31, 2009. The allowance growth occurred in spite of a decline in total loans of $11.9 million since the end of 2009. The allowance increase resulted from the provision for loan losses exceeding net charge-offs in the first six months of 2010 and was believed necessary due to continued concerns over the Michigan economy. The provision for loan losses for the second quarter and first half of 2010 was $1,000,000 and $2,050,000, respectively, compared to $1,350,000 and $1,950,000, respectively, in the same periods in the prior year. Nonperforming loans were $14.4 million as of June 30, 2010, compared to $13.0 million as of March 31, 2010 and $14.0 million as of December 31, 2009. Loans whose payments were past due 30 to 89 days and still accruing interest decreased from $7.5 million as of the end of the first quarter to $2.3 million as of the end of the second quarter of 2010. The allowance for loan losses was 1.56% of total loans at June 30, 2010, compared to 1.48% at March 31, 2010 and 1.34% at December 31, 2009.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:
(Dollars in thousands)	2010		2009
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	225	26	473	20
Consumer	206	151	214	153
Real estate, commercial	714	4	925	9
Real estate, residential	557	6	359	71
	$1,702	$187	$1,971	$253

Net charge-offs in the first six months of 2010 were $1,515,000, compared to $1,718,000 in the first half of 2009. Annualized net charge-offs as a percentage of average loans were 0.96% in the first half of 2010 compared to 1.08% for the same period in the prior year. As is shown in the table above, the decrease was due to lower charge-off levels for commercial and industrial loans and commercial real estate loans, the effect of which was partially offset by higher charge-offs of residential real estate loans. Management believes that both business and personal borrowers will continue to be challenged until there is improvement in economic activity in Michigan. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2010, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $158,000 in the second quarter of 2010 and $27,000 in the first six months of 2010 compared to the same periods in 2009. Gains on sales of loans were $177,000 lower in the second quarter and $241,000 lower in the first half of 2010 compared to the same periods in 2009. Although rates on residential mortgage loans were lower in the first six months of 2010 than in the same period in 2009, mortgage originations were down in 2010 due to borrower concerns regarding the economy. Gains on sales of securities were significantly higher in the first half of 2010 than in the first half of 2009. Approximately $386,000 of securities gains were recognized in the first quarter of 2010 from sales of preferred stock that represented a recovery of losses recognized on money market preferred securities in the fourth quarter of 2008.

Noninterest Expense
Total noninterest expense decreased $222,000 in the first quarter of 2010 and $322,000 in the first six months of 2010 compared to the same periods in 2009. A primary reason for the decrease in both periods was lower FDIC insurance expense. The FDIC levied a special assessment of $204,000 in the second quarter of 2009. Compensation and benefits expense was down $66,000 in the first half of 2010 compared to the same period in 2009 due to lower wages, commissions, and health care costs. Data processing expense grew $63,000 in the first six months of 2010 compared to the first half of 2009 due to increased numbers of accounts and volume. Other noninterest expense was $83,000 lower in the second quarter and $120,000 lower in the first six months of 2010 than the same periods in 2009 due to lower levels of loan collection expense and various other expenses.

Income Tax Expense
Income tax expense was $148,000 in the second quarter of 2010 and $323,000 in the first half of 2010, compared to a tax benefit of $95,000 in the second quarter in 2009 and tax expense of $41,000 in the first six months of 2009. The increase in tax expense in both periods in 2010 was caused by higher income before income taxes. Nontaxable income from municipal securities and bank-owned life insurance was also lower in 2010 than in 2009. ChoiceOne's effective tax rate was 19.7% for the first six months of 2010 compared to 3.8% for the first six months of 2009.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio increased $3.9 million in the second quarter and $7.9 million in the first six months of 2010. Government agency, municipal and corporate securities totaling $23.0 million were purchased in the first six months of 2010 to offset the decline in loans and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $10.8 million in various securities were called or matured since the end of 2009. Principal repayments on securities totaled $1.6 million in the first half of 2010. Approximately $3.4 million of securities were sold in the first six months of 2010 for a net gain of $397,000.

A book gain of $386,000 and a tax loss of $95,000 were recognized from the sale of preferred stock in the first quarter of 2010. The difference was caused by losses recorded for book purposes but not tax purposes in the fourth quarter of 2008 when preferred stock was received from the unwinding of money market preferred securities.

Loans
The loan portfolio (excluding loans held for sale) declined $5.8 million in the second quarter of 2010 and $11.9 million since the end of 2009. Loan demand in the first six months of 2010 has been sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in all but commercial and industrial loans have fallen since the end of 2009, with a decrease of $6.0 million in commercial real estate loans and $3.2 million in agricultural loans contributing most of the decline.

Information regarding impaired loans can be found in Note 2 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $11.0 million as of June 30, 2010, compared to $8.9 million as of March 31, 2010 and $9.7 million as of December 31, 2009. The increase in the second quarter of 2010 was due to a $1.0 million increase in modified residential mortgage loans classified as impaired and growth in impaired commercial loans.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	June 30, 2010	December 31, 2009
Loans accounted for on a nonaccrual basis	$ 10,471	$ 11,881
Accruing loans contractually past due 90 days or more as to principal or interest payments	27	202
Loans considered troubled debt restructurings	3,892	1,919
Total	$ 14,390	$ 14,002

At June 30, 2010, nonaccrual loans included $6.3 million in commercial industrial and commercial real estate loans and $4.1 million in residential real estate loans. At December 31, 2009, nonaccrual loans included $7.8 million in commercial industrial and commercial real estate loans and $4.1 million in residential real estate loans. The decrease in nonaccrual loans since the end of 2009 was primarily due to charge-offs of loans and transfers of balances to other real estate. The increase in loans considered troubled debt restructurings was caused by additional commercial loans and residential mortgage loans that had their terms modified. Management believes the specific reserves allocated to its nonperforming loans are sufficient at June 30, 2010; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") decreased $659,000 from December 31, 2009 to June 30, 2010. Commercial and residential real estate loans totaling $311,000 were transferred into OREO during the first half of 2010 and $85,000 of OREO was transferred to residential real estate loans during the same time period. Sales of properties or payments upon them or write-downs of the value of other real estate properties were $885,000 in the first six months of 2010. Due to the current state of the Michigan economy, management anticipates that there will be continuing transfers from loans into OREO during the remainder of 2010. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits decreased $2.9 million in the second quarter of 2010 and have declined $1.4 million since the end of 2009. Checking, money market, and savings deposits have grown $4.8 million in the first six months of 2010, while local certificates of deposit decreased $9.8 million. Management is continuing to emphasize growth in checking, money market, and savings accounts in its effort to obtain lower cost funding. Nonlocal certificates of deposit increased $3.6 million in the first half of 2010 as the Bank took advantage of lower long-term interest rates.

Federal Home Loan Bank advances decreased $6.5 million in the first six months of 2010. Some maturing advances were replaced by growth in deposits while other advances were paid off with funds provided from payments received from loans. The $1.7 million decline in the balance of securities sold under agreements to repurchase was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders' Equity
Total shareholders' equity has increased $897,000 in the first half of 2010. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne cancelled 4 shares of its common stock in the first six months of 2010 as a result of the conversion of shares of Valley Ridge Financial Corp. common stock into shares of ChoiceOne common stock and the cash payment for fractional shares. No shares were repurchased in the same period in 2009. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Following is information regarding the Bank's compliance with regulatory capital requirements:
	Leverage Capital	Tier 1 Capital	Total Risk- Based Capital
Capital balances at June 30, 2010	$35,878	$35,878	$39,722
Required regulatory capital to be considered "well capitalized"	22,028	19,530	32,551
Capital in excess of "well capitalized" minimum	13,850	16,348	7,171
Capital ratios at June 30, 2010	8.14%	11.02%	12.20%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the "Board") and management believe that the capital levels as of June 30, 2010 are adequate for the foreseeable future. The Board's determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne's requirements for cash and capital.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $4.0 million for the six months ended June 30, 2010 compared to $7.3 million provided in the same period in 2009. A smaller balance of proceeds from sales of other real estate owned and net changes in other liabilities comprised most of the increase. Net cash from investing activities was $1.6 million for the first half of 2010 compared to $10.9 million for the same period in 2009. A higher level of securities purchases and premises and equipment purchases was partially offset by a lower level of funds provided by securities maturities, prepayments, and calls. Net cash used in financing activities was $10.3 million in the first six months of 2010 compared to $21.8 million in the same period in the prior year. The change was due to less deposit shrinkage in 2010 than occurred in 2009 and a smaller reduction in FHLB advances in 2010 than in the prior year.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of June 30, 2010 increased net interest income 2% if rates rose 200 basis points and decreased net interest income less than 1% if rates fell 15 basis points. The economic value of shareholders' equity declined 8% when rates were shocked 200 basis points upward and increased less than 1% if rates were shocked 15 basis points downward. The downward interest rate shock as of June 30, 2010, was limited to 15 basis points due to the current low interest rate environment. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the six months ended June 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 1A.  Risk Factors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new Federal Bureau of Consumer Financial Protection (BCFP), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Registrant's and the Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Registrant's results of operations, financial condition, or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 22, 2010, the Registrant issued 1,185 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $10,000. On May 27, 2010, the Registrant issued 2,433 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $22,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the second quarter of 2010. Four shares were cancelled in the second quarter of 2010 as a result of the final conversion of Valley Ridge Financial Corp. stock to ChoiceOne Financial Services, Inc. stock due to the cash payment for fractional shares. As of June 30, 2010, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: August 16, 2010	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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