Form 10-Q
period 2010-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2010-11-15
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of October 31, 2010, the Registrant had outstanding 3,278,787 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$22,697	$9,957
Federal funds sold	5,000	9,793
Cash and cash equivalents	27,697	19,750

Securities available for sale	90,345	74,413
Federal Home Loan Bank stock	3,304	3,304
Federal Reserve Bank stock	1,270	1,270

Loans held for sale	696	322
Loans	314,755	322,716
Allowance for loan losses	(4,841)	(4,322)
Loans, net	309,914	318,394

Premises and equipment, net	12,762	11,918
Other real estate owned, net	2,107	2,201
Cash value of life insurance policies	9,440	9,201
Intangible assets, net	2,732	3,068
Goodwill	13,728	13,728
Other assets	8,022	8,346
Total assets	$482,017	$465,915

Liabilities
Deposits - noninterest-bearing	$64,674	$60,802
Deposits - interest-bearing	321,890	304,208
Total deposits	386,564	365,010

Advances from Federal Home Loan Bank	15,479	21,980
Securities sold under agreements to repurchase	19,428	20,684
Other liabilities	5,656	5,315
Total liabilities	427,127	412,989

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,277,814 at Sept 30, 2010 and 3,265,714 at December 31, 2009	46,433	46,326
Retained earnings	6,687	5,813
Accumulated other comprehensive income, net	1,770	787
Total shareholders' equity	54,890	52,926
Total liabilities and shareholders' equity	$482,017	$465,915

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$4,787	$5,010	$14,278	$15,106
Securities:
Taxable	369	284	1,087	1,063
Tax exempt	345	499	1,062	1,348
Other	6	1	12	6
Total interest income	5,507	5,794	16,439	17,523

Interest expense
Deposits	967	1,348	3,046	4,347
Advances from Federal Home Loan Bank	178	277	605	910
Other	73	85	229	266
Total interest expense	1,218	1,710	3,880	5,523

Net interest income	4,289	4,084	12,559	12,000
Provision for loan losses	900	1,225	2,950	3,175

Net interest income after provision for loan losses	3,389	2,859	9,609	8,825

Noninterest income
Deposit service charges	821	846	2,345	2,349
Insurance and investment commissions	156	166	526	566
Gains on sales of loans	209	89	383	504
Gains on sales of securities	91	35	488	158
Losses on sales of other assets	(66)	(67)	(167)	(178)
Earnings on life insurance policies	90	92	269	274
Other	164	171	459	524
Total noninterest income	1,465	1,332	4,303	4,197

Noninterest expense
Compensation and benefits	1,808	1,732	5,244	5,234
Occupancy and equipment	577	536	1,657	1,614
Data processing	402	407	1,240	1,182
Professional fees	169	148	518	510
Supplies and postage	129	133	400	416
Advertising and promotional	31	35	101	72
Loan and collection expense	193	290	443	608
FDIC insurance	156	122	468	630
Intangible amortization	86	118	310	355
Other	375	288	967	932
Total noninterest expense	3,926	3,809	11,348	11,553

Income before income tax	928	382	2,564	1,469
Income tax expense (benefit)	189	(27)	512	14

Net income	$739	$409	$2,052	$1,455

Basic earnings per share	$0.23	$0.13	$0.63	$0.45
Diluted earnings per share	$0.23	$0.13	$0.63	$0.45
Dividends declared per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2009	3,246,109	$46,171	$5,898	$116	$52,185

Comprehensive income
Net income			1,455		1,455
Net change in unrealized gain on
securities available for sale, net of tax of $615				1,193	1,193
Total comprehensive income					2,648

Shares issued	16,202	102			102
Change in ESOP repurchase obligation		2			2
Effect of stock options granted		18			18
Effect of employee stock purchases		9			9
Cash dividends declared ($0.36 per share)			(1,172)		(1,172)

Balance, September 30, 2009	3,262,311	$46,302	$6,181	$1,309	$53,792

Balance, January 1, 2010	3,265,714	$46,326	$5,813	$787	$52,926

Comprehensive income
Net income			2,052		2,052
Net change in unrealized gain on
securities available for sale, net of tax of $506				983	983
Total comprehensive income					3,035

Shares issued	12,104	99			99
Shares cancelled	(4)	-			-
Change in ESOP repurchase obligation		(14)			(14)
Effect of stock options granted		11			11
Effect of employee stock purchases		11			11
Cash dividends declared ($0.36 per share)			(1,178)		(1,178)

Balance, September 30, 2010	3,277,814	$46,433	$6,687	$1,770	$54,890

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,052	$1,455
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,950	3,175
Depreciation	662	674
Amortization	848	835
Expense related to employee stock options and stock purchases	22	27
Gains on sales of securities	(488)	(158)
Gains on sales of loans	(383)	(504)
Loans originated for sale	(16,488)	(23,411)
Proceeds from loan sales	16,429	23,801
Earnings on bank-owned life insurance	(268)	(274)
Losses on sales of other real estate owned	166	188
Write-downs of other real estate owned	257	215
Proceeds from sales of other real estate owned	640	1,525
Deferred federal income tax expense/(benefit)	-	(18)
Net changes in other assets	201	391
Net changes in other liabilities	(178)	(1,246)
Net cash from operating activities	6,422	6,675

Cash flows from investing activities:
Securities available for sale:
Sales	5,614	4,258
Maturities, prepayments and calls	19,141	18,505
Purchases	(38,955)	(19,117)
Loan originations and repayments, net	4,561	(155)
Additions to premises and equipment	(1,536)	(461)
Net cash from investing activities	(11,175)	3,030

Cash flows from financing activities:
Net change in deposits	21,554	12,083
Net change in repurchase agreements	(1,256)	(1,794)
Proceeds from Federal Home Loan Bank advances	-	29,500
Payments on Federal Home Loan Bank advances	(6,519)	(47,000)
Issuance of common stock	99	102
Cash dividends	(1,178)	(1,172)
Net cash from financing activities	12,700	(8,281)

Net change in cash and cash equivalents	7,947	1,424
Beginning cash and cash equivalents	19,750	11,160

Ending cash and cash equivalents	$27,697	$12,584

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,997	$5,721
Cash paid for income taxes	$110	$21
Loans transferred to other real estate	$1,054	$2,936
Other real estate transferred to loans	$85	$-
Other real estate transferred to premises and equipment	$-	$331

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2010 and September 30, 2009, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2010 and September 30, 2009, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and September 30, 2009. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

Allowance for Loan Losses
The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current economic conditions on the portfolio and historical loss experience of seasoned loan portfolios. See Note 3 to the interim consolidated financial statements for additional information.

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

Stock Transactions
A total of 5,825 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $52,000 under the terms of the Directors' Stock Purchase Plan in the first nine months of 2010. A total of 6,279 shares were issued to employees for a cash price of $47,000 under the Employee Stock Purchase Plan in the first three quarters of 2010.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:
	September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$26,684	$502	$-	$27,186
Corporate	2,574	59	(4)	2,629
State and municipal	48,236	1,780	(235)	49,781
Mortgage-backed	6,947	336	-	7,283
Other debt securities	2,022	42	-	2,064
Equity securities	1,500	-	(98)	1,402
Total	$87,963	$2,719	$(337)	$90,345

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$18,550	$108	$(87)	$18,571
State and municipal	44,230	699	(330)	44,599
Mortgage-backed	8,672	285	(28)	8,929
Equity securities	2,069	385	(140)	2,314
Total	$73,521	$1,477	$(585)	$74,413

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. As a result of this review, an other-than-temporary impairment charge of $47,000 was recorded in the third quarter of 2010. This was related to a municipal security that matured in September 2009 but was not redeemed by the issuer. An impairment charge of $47,000 was previously recorded on this security in the fourth quarter of 2009. The bondholders have continued to work with the security's issuer since the maturity date, but no settlement has yet been reached. The additional impairment was based on the uncertainty of the timing and amount of future payments by the issuer.

Other than the security noted in the preceding paragraph, ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance at beginning of period	$4,857	$3,832	$4,322	$3,600
Provision charged to expense	900	1,225	2,950	3,175
Recoveries credited to the allowance	74	164	261	417
Loans charged off	(990)	(1,118)	(2,692)	(3,089)

Balance at end of period	$4,841	$4,103	$4,841	$4,103

Information regarding impaired loans follows:
(Dollars in thousands)	September 30, 2010	December 31, 2009

Loans with no allowance allocated	$4,899	$4,471
Loans with allowance allocated	4,301	3,842
Amount of allowance for loan losses allocated	1,074	660

(Dollars in thousands)	Three Months Ended September 30,
	2010	2009

Average balance during the period	$10,105	$8,797

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2009

Average balance during the period	$9,715	$7,874

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings Per Share
Net income available to common
shareholders	$739	$409	$2,052	$1,455

Weighted average common shares outstanding	3,275,801	3,259,521	3,271,301	3,253,497

Basic earnings per share	$0.23	$0.13	$0.63	$0.45

Diluted Earnings Per Share
Net income available to common
shareholders	$739	$409	$2,052	$1,455

Weighted average common shares outstanding	3,275,801	3,259,521	3,271,301	3,253,497
Plus dilutive stock options	-	-	-	-

Weighted average common shares outstanding
and potentially dilutive shares	3,275,801	3,259,521	3,271,301	3,253,497

Diluted earnings per share	$0.23	$0.13	$0.63	$0.45

As of September 30, 2010 and 2009, there were 48,732 stock options that are considered to be anti-dilutive to earnings per share for both the three-month and nine-month periods ended September 30, 2010 and 2009. These stock options have been excluded from the calculation above.

NOTE 5 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:
(Dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$22,697	$22,697	$9,957	$9,957
Federal funds sold	5,000	5,000	9,793	9,793
Securities available for sale	90,345	90,345	74,413	74,413
Federal Home Loan Bank and Federal Reserve Bank stock	4,574	4,574	4,574	4,574
Loans held for sale	696	696	322	322
Loans, net	309,914	311,729	318,394	314,491
Accrued interest receivable	2,292	2,292	2,091	2,091

Liabilities:
Demand, savings and money market deposits	225,484	225,484	199,418	199,418
Time deposits	161,080	160,716	165,592	165,597
Repurchase agreements	19,428	19,430	20,684	20,686
Advances from Federal Home Loan Bank	15,479	16,096	21,980	21,986
Accrued interest payable	261	261	377	377

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at September 30, 2010 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at September 30, 2010 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank's assets and liabilities measured at fair value on a recurring basis at September 30, 2010, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of September 30, 2010. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for
Sale - September 30, 2010
U.S. Government and federal agency	$27,186	$-	$-	$27,186
State and municipal	-	47,468	2,313	49,781
Mortgage-backed	-	7,283	-	7,283
Corporate	2,629	-	-	2,629
Other debt securities	2,064	-	-	2,064
Equity securities	-	902	500	1,402
Total	$31,879	$55,653	$2,813	$90,345

Investment Securities, Available for
Sale - December 31, 2009
U.S. Government and federal agency	$18,571	$-	$-	$18,571
State and municipal	1,904	40,388	2,307	44,599
Mortgage-backed	8,929	-	-	8,929
Equity securities	954	860	500	2,314
Total	$30,358	$41,248	$2,807	$74,413

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2009	$2,807
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	8
Net purchases, sales, calls, and maturities	(271)
Net transfers in/out of Level 3	269

Balance at September 30, 2010	$2,813

Of the Level 3 assets that were still held by the Bank at September 30, 2010, the net unrealized gain for the nine months ended September 30, 2010 was $8,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first nine months of 2010. Eight securities were reclassified from a Level 2 measurement of fair value to a Level 3 measurement in 2010 as a result of a change in the marketability of the securities.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust preferred security. The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management's best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
September 30, 2010	$ 9,200	$ -	$ -	$ 9,200	$ 666
December 31, 2009	$ 9,747	$ -	$ -	$ 9,747	$ 1,855

Other Real Estate
September 30, 2010	$ 2,107	$ -	$ -	$ 2,107	$ 257
December 31, 2009	$ 2,201	$ -	$ -	$ 2,201	$ 319

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

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Goodwill
Generally accepted accounting principles require that the fair value of the assets and liabilities of an acquired entity be recorded at their fair value on the date of acquisition. The fair values are determined using both internal computations and information obtained from outside parties when deemed necessary. The net difference between the price paid for the acquired company and the net value of its balance sheet is recorded as goodwill. Accounting principles also require that goodwill be evaluated for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Management performed its annual review of goodwill as of June 30, 2010. ChoiceOne engaged an outside consulting firm to assist in the goodwill impairment analysis. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepting accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the following valuation approaches:

Income Approach: A discounted cash flow value was calculated based on earnings capacity. The discount rate used for the calculation was 12.70%. The growth assumption for assets was 0% for the first year and 2% in subsequent years. In addition, it was assumed that cost savings of 20% of noninterest expense would occur as a result of synergies and cost reductions from a change in control.
Market Approach: The analysis was based on price-to-earnings multiples, price-to-tangible-book value ratios, and core deposit premiums for selected bank sale transactions.

The Asset Approach was also an approach reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne's equity. The fair value was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting standards that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne's equity exceeded the carrying value by 4.6%. Based on this assessment, management believed that there was no indication of goodwill impairment.

RESULTS OF OPERATIONS

Summary
Net income was $739,000 in the third quarter of 2010 compared to $409,000 in the third quarter of 2009. For the nine months ended September 30, 2010, net income was $2,052,000, compared to $1,455,000 in the same period in 2009. The increase in both the third quarter and the first nine months of 2010 was caused by higher net interest income, a lower provision for loan losses, and higher noninterest income. This was partially offset by growth in noninterest expense in the third quarter of 2010 compared to the same quarter in 2009, in contrast to the first nine months of 2010 that experienced lower noninterest expense than in the same period in the prior year. Basic and diluted earnings per common share were $0.23 for the third quarter of 2010 and $0.63 for the first nine months of 2010, compared to $0.13 and $0.45 for the same periods in 2009, respectively. The annualized return on average assets and return on average shareholders' equity was 0.59% and 5.09%, respectively, for the first nine months of 2010, compared to 0.43% and 3.65%, respectively, for the same period in 2009.

Dividends
Cash dividends of $393,000 or $0.12 per share were declared in the third quarter of 2010, compared to $392,000 or $0.12 per share in the third quarter of 2009. The cash dividends declared in the first nine months of 2010 were $1,178,000 or $0.36 per share, compared to $1,172,000 or $0.36 per share declared in the same period of 2009. The cash dividend payout percentage was 57% for the first three quarters of 2010, compared to 81% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2010 and 2009, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates
(Dollars in thousands)	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 315,164	$ 14,294	6.05%	$ 319,417	$ 15,128	6.31%
Taxable securities (2) (3)	48,719	1,087	2.97	33,556	1,053	4.18
Nontaxable securities (1) (2)	35,595	1,603	6.00	43,438	2,043	6.27
Other	6,869	12	0.23	2,766	6	0.29
Interest-earning assets	406,347	16,996	5.58	399,177	18,230	6.09
Noninterest-earning assets	59,241			54,557
Total assets	$ 465,588			$ 453,734

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 107,828	423	0.52%	$ 86,141	403	0.62%
Savings deposits	39,938	65	0.22	36,050	87	0.32
Certificates of deposit	159,933	2,558	2.13	167,439	3,857	3.07
Advances from Federal Home Loan Bank	17,467	605	4.61	30,321	910	4.00
Other	18,533	229	1.65	19,269	266	1.84
Interest-bearing liabilities	343,699	3,880	1.51	339,220	5,523	2.17
Noninterest-bearing demand deposits	62,894			55,983
Other noninterest-bearing liabilities	5,192			5,438
Shareholders' equity	53,803			53,093
Total liabilities and shareholders' equity	$ 465,588			$ 453,734

Net interest income (tax-equivalent basis) - interest spread		13,116	4.07%		12,707	3.92%
Tax-equivalent adjustment (1)		(557)			(707)
Net interest income		$ 12,559			$ 12,000
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.30%			4.24%

______________
(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income
(Dollars in thousands)	Nine Months Ended September 30, 2010 Over 2009
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(834)	$(200)	$(634)
Taxable securities	34	516	(482)
Nontaxable securities (2)	(440)	(356)	(84)
Other	6	8	(2)
Net change in tax-equivalent income	(1,234)	(32)	(1,202)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	20	118	(98)
Savings deposits	(22)	13	(35)
Certificates of deposit	(1,299)	(166)	(1,133)
Advances from Federal Home Loan Bank	(305)	(498)	193
Other	(37)	(10)	(27)
Net change in interest expense	(1,643)	(543)	(1,100)
Net change in tax-equivalent net interest income	$409	$511	$(102)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $557,000 and $707,000 for the nine months ended September 30, 2010 and 2009, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $409,000 in the first nine months of 2010 compared to the same period in 2009. The relationship between growth in average interest-earning assets and average interest-bearing liabilities caused net interest income to increase $511,000 in the first three quarters of 2010 compared to the same period in the prior year. Although the net interest spread grew 15 basis points in the first nine months of 2010 compared to the same period in 2009, the impact of the larger interest-earning assets balance compared to interest-bearing liabilities resulted in a $102,000 decrease in net interest income.

The average balance of loans decreased $4.3 million in the first nine months of 2010 compared to the same period in 2009. The average balance of residential real estate loans was $5.0 million lower in the first three quarters of 2010 than the same period in the prior year. This was partially offset by a $0.8 million increase in average commercial and industrial and commercial real estate loans. The decrease in the average loans balance combined with a 26 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $834,000 in the first nine months of 2010 compared to the same period in the prior year. The average balance of total securities grew $7.3 million in the first nine months of 2010 compared to the same period in 2009. The securities growth occurred as a result of management's desire to provide earning asset growth. The increase in the securities balance was offset by lower interest rates earned which caused interest income to decline $406,000 in the first three quarters of 2010 compared to the same period in 2009. Interest income from other interest-earning assets increased slightly in the first nine months of 2010 as a result of growth in average assets.

The average balance of interest-bearing demand deposits increased $21.7 million in the first nine months of 2010 compared to the same period in 2009. The effect of the higher average balance, offset by a 10 basis point decline in the average rate paid, caused interest expense to increase $20,000 in the first three quarters of 2010 compared to the same period in 2009. The average balance of savings deposits increased $3.9 million in the first nine months of 2010 compared to the same period in the prior year. The impact of the savings deposit growth was offset by a 10 basis point drop in the average rate paid, which caused interest expense to decrease $22,000 in the first nine months of 2010 compared to the same period in 2009. The average balance of certificates of deposit was down $7.5 million in the first three quarters of 2010 compared to the same period in 2009. The average balance of local certificates was $4.1 million lower while the average balance of nonlocal certificates was $3.4 million lower in 2010 than in 2009. The decline in certificates of deposit plus a 94 basis point reduction in the average rate paid on certificates caused interest expense to fall $1,299,000 in the first nine months of 2010 compared to the same period in 2009. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $12.9 million lower in the first nine months of 2010 than in the same period of the prior year. The average rate paid on FHLB advances was 61 basis points higher in the first three quarters of 2010 than in the same period of 2009 due to low-rate floating rate advances comprising a smaller portion of total advances in 2010 than they did in 2009. The combination of the decline in FHLB advances and the increase in the average rate paid caused interest expense to decrease $305,000 in the first nine months of 2010 compared to the same period in 2009. A $0.8 million decrease in the average balance of other interest-bearing liabilities in the first nine months of 2010 compared to the same period in the prior year plus a 19 basis point drop in the average rate paid caused a $37,000 decrease in interest expense.

ChoiceOne's net interest income spread was 4.07% in the first nine months of 2010, compared to 3.92% for the same period in 2009. The growth in the interest spread was due to a 66 basis point decrease in the average rate paid on interest-bearing liabilities in the first three quarters of 2010 compared to the same period in 2009, which was partially offset by a drop in the average rate earned on interest-earning assets of 51 basis points. The reduction in the rate paid on liabilities was due in part to aggressive repricing of local deposits as general market interest rates fell during 2009 and the first nine months of 2010. The decline in general market interest rates in 2009 and 2010 also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses
The allowance for loan losses was $4,841,000 as of September 30, 2010, compared to $4,857,000 as of June 30, 2010 and $4,322,000 as of December 31, 2009. The allowance growth occurred in spite of a decline in total loans of $7.6 million since the end of 2009. The allowance increase resulted from the provision for loan losses exceeding net charge-offs in the first nine months of 2010 and was believed necessary due to continued concerns over the Michigan economy. The provision for loan losses for the third quarter and first nine months of 2010 was $900,000 and $2,950,000, respectively, compared to $1,225,000 and $3,175,000, respectively, in the same periods in the prior year. Nonperforming loans were $11.0 million as of September 30, 2010, compared to $14.4 million as of June 30, 2010 and $14.0 million as of December 31, 2009. The decrease in nonperforming loans since the end of 2009 was primarily due to a $3.4 million decline in nonaccrual loans. The decrease in nonaccrual loans resulted from $2.4 million of net charge-offs of loans and $1.1 million of loan balances transferred to other real estate owned in the first nine months of 2010. The allowance for loan losses was 1.53% of total loans as of September 30, 2010, compared to 1.56% of total loans at June 30, 2010 and 1.34% at December 31, 2009.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:
(Dollars in thousands)	2010		2009
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	272	44	780	101
Consumer	328	194	371	203
Real estate, commercial	1,256	16	981	10
Real estate, residential	836	7	957	103
	$2,692	$261	$3,089	$417

Net charge-offs in the first nine months of 2010 were $2,431,000, compared to $2,672,000 in the same period in 2009. Annualized net charge-offs as a percentage of average loans were 1.03% in the first three quarters of 2010 compared to 1.12% for the same period in the prior year. As is shown in the table above, the decrease was due to lower charge-off levels for commercial and industrial loans, the effect of which was partially offset by higher charge-offs of commercial real estate loans. Management believes that certain business and personal borrowers will continue to be challenged to make their payments until there is improvement in economic activity in Michigan. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2010, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $133,000 in the third quarter of 2010 and $106,000 in the first nine months of 2010 compared to the same periods in 2009. The increase in the third quarter was caused by growth of $120,000 in gains on sales of loans. Approximately $8.4 million of residential real estate loans were sold in the third quarter of 2010, compared to $5.0 million sold in the same period in 2009. However, a decrease in loan sales of $23.4 million in the first nine months of 2009 to $16.5 million in the same period in 2010 caused gains on sales of loans to be $121,000 lower in 2010 than in 2009. Gains on sales of securities were $330,000 higher in the first nine months of 2010 than in the first nine months of 2009. Approximately $386,000 of securities gains were recognized in the first quarter of 2010 from sales of preferred stock that represented a recovery of losses recognized on money market preferred securities in the fourth quarter of 2008.

Noninterest Expense
Total noninterest expense increased $117,000 in the third quarter of 2010 and decreased $205,000 in the first nine months of 2010 compared to the same periods in 2009. Compensation and benefits expense was $76,000 higher in the third quarter of 2010 than the same period in 2009 as a result of staffing increases and higher commission expense related to mortgage originations volume. Loan and collection expense decreased $97,000 in the third quarter and $165,000 in the first nine months of 2010 compared to the same periods in 2009 due to lower amounts spent to collect past due loans and maintain foreclosed real estate. FDIC insurance expense was $162,000 lower in the first nine months of 2010 compared to the same period in the prior year due to a $204,000 special assessment levied in the second quarter of 2009. Other noninterest expense increased $87,000 in the third quarter of 2010 compared to the same quarter in the prior year as a result of higher customer relations expense and changes in various other expenses.

Income Tax Expense
Income tax expense was $189,000 in the third quarter of 2010 and $512,000 in the first nine months of 2010, compared to a tax benefit of $27,000 and tax expense of $14,000 in the same periods in 2009. The increase in tax expense in both periods in 2010 was caused by higher income before income taxes. Nontaxable income from municipal securities was also lower in 2010 than in 2009. ChoiceOne's effective tax rate was 20.0% for the first nine months of 2010 compared to 1.0% for the same period in the prior year.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio increased $8.0 million in the third quarter and $15.9 million in the first nine months of 2010. Government agency, municipal and corporate securities totaling $39.0 million were purchased in the first nine months of 2010 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $17.1 million in various securities were called or matured since the end of 2009. Principal repayments on securities totaled $2.0 million in the first three quarters of 2010. Approximately $5.6 million of securities were sold in the first nine months of 2010 for a net gain of $535,000.

As a result of its review of securities for impairment, ChoiceOne recorded an other than temporary impairment charge of $47,000 in the third quarter of 2010. This was related to a municipal security that matured in September 2009 but was not redeemed by the issuer. An impairment charge of $47,000 was previously recorded on this security in the fourth quarter of 2009. The bondholders have continued to work with the security's issuer since the maturity date, but no settlement has yet been reached. The additional impairment was based on the uncertainty of the timing and amount of future payments by the issuer.

A book gain of $386,000 and a tax loss of $95,000 were recognized from the sale of preferred stock in the first quarter of 2010. The difference was caused by losses recorded for book purposes but not tax purposes in the fourth quarter of 2008 when preferred stock was received from the unwinding of money market preferred securities.

Loans
The loan portfolio (excluding loans held for sale) grew $3.9 million in the third quarter of 2010, which reversed a trend from the first two quarters that experienced a decline of $11.9 million. Loan demand recovered somewhat from the sluggishness of the first two quarters, but continued to be affected by the Michigan economy and reduced real estate values. Commercial real estate loans increased $2.0 million in the third quarter of 2010 and consumer loans increased $1.0 million. For the first nine months of 2010, commercial real estate loans, residential real estate loans, and agricultural loans have decreased $4.0 million, $2.8 million, and $2.3 million, respectively.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $9.2 million as of September 30, 2010, compared to $11.0 million as of June 30, 2010 and $9.7 million as of December 31, 2009. The decrease in the third quarter of 2010 was due to a $1.7 million decrease in modified residential real estate loans classified as impaired.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	September 30, 2010	December 31, 2009
Loans accounted for on a nonaccrual basis	$ 8,511	$ 11,881
Accruing loans contractually past due 90 days or more as to principal or interest payments	369	202
Loans considered troubled debt restructurings	2,115	1,919
Total	$ 10,995	$ 14,002

At September 30, 2010, nonaccrual loans included $5.4 million in commercial industrial and commercial real estate loans and $3.1 million in residential real estate loans. At December 31, 2009, nonaccrual loans included $7.8 million in commercial industrial and commercial real estate loans and $4.1 million in residential real estate loans. The decrease in nonaccrual loans since the end of 2009 was primarily due to charge-offs of loans and transfers of loan balances to other real estate. Management believes the specific reserves allocated to its nonperforming loans are sufficient at September 30, 2010; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") decreased $94,000 from December 31, 2009 to September 30, 2010. Commercial and residential real estate loans totaling $1,054,000 were transferred into OREO during the first nine months of 2010 and $85,000 of OREO was transferred to residential real estate loans during the same time period. Sales of properties, payments received, or write-downs of the value of other real estate properties were $1,063,000 in the first three quarters of 2010. Due to the current state of the Michigan economy, management anticipates that there will be continuing transfers from loans into OREO during the remainder of 2010 and continuing into 2011. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits increased $23.0 million in the third quarter of 2010 and have grown $21.6 million since the end of 2009. Checking, money market, and savings deposits have grown $26.1 million in the first nine months of 2010, while certificates of deposit decreased $4.5 million. Management is continuing to emphasize growth in checking, money market, and savings accounts in its effort to obtain lower cost funding. Consistent with this emphasis, accounts with municipal depositors comprised $11.0 million of the nonmaturity deposit growth in 2010. Nonlocal certificates of deposit increased $3.5 million in the first nine months of 2010 as the Bank took advantage of lower long-term interest rates.

Federal Home Loan Bank advances decreased $6.5 million in the first nine months of 2010. Some maturing advances were replaced by growth in deposits while other advances were paid off with funds provided from payments received from loans. The $1.3 million decline in the balance of securities sold under agreements to repurchase was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders' Equity
Total shareholders' equity has increased $1,964,000 in the first nine months of 2010. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne cancelled 4 shares of its common stock in the first nine months of 2010 as a result of the conversion of shares of Valley Ridge Financial Corp. common stock into shares of ChoiceOne common stock and the cash payment for fractional shares. No shares were repurchased in the same period in 2009. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Following is information regarding the Bank's compliance with regulatory capital requirements:
	Leverage Capital	Tier 1 Capital	Total Risk- Based Capital
Capital balances at September 30, 2010	$36,321	$36,321	$40,259
Required regulatory capital to be considered "well capitalized"	22,889	20,031	33,385
Capital in excess of "well capitalized" minimum	13,432	16,290	6,874
Capital ratios at September 30, 2010	7.93%	10.88%	12.06%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the "Board") and management believe that the capital levels as of September 30, 2010 are adequate for the foreseeable future. The Board's determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne's requirements for cash and capital.

Liquidity and Sensitivity to Interest Rates
Net cash provided from operating activities was $6.4 million for the nine months ended September 30, 2010 compared to $6.7 million provided in the same period in 2009. A decrease in proceeds from sales of other real estate owned was offset by a smaller negative net change in other liabilities. Net cash of $11.2 million was used in investing activities in the first three quarters of 2010 compared to $3.0 million of net cash provided in the same period in 2009. The change was caused by a higher level of securities purchases in 2010 compared to 2009. Net cash of $12.7 million was provided by financing activities in the first nine months of 2010 compared to $8.3 million of net cash used in the same period in the prior year. The change was due to greater deposit growth in 2010 than in 2009 and a smaller reduction in Federal Home Loan Bank advances.

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

The Bank's sensitivity to changes in interest rates is monitored by the Bank's Asset/Liability Management Committee ("ALCO"). ALCO uses a simulation model to subject rate-sensitive assets and liabilities to interest rate shocks. Assets and liabilities are subjected to an immediate 200 basis point shock up and down and the effect on net income and shareholders' equity is measured. The Bank's Interest Rate Risk Policy states that changes in interest rates cannot cause net interest income to decrease more than 10% and the market value of shareholders' equity to decrease more than 20% if rates are instantaneously shocked 200 basis points upward or downward. The rate shock computation as of September 30, 2010 increased net interest income 1% if rates rose 200 basis points and decreased net interest income less than 1% if rates fell 15 basis points. The economic value of shareholders' equity declined 9% when rates were shocked 200 basis points upward and increased less than 1% if rates were shocked 15 basis points downward. The downward interest rate shock as of September 30, 2010, was limited to 15 basis points due to the current low interest rate environment. The impact of these interest rate shocks is within the allowable policy limits established by ALCO. ALCO will continue to monitor the effect of changes in interest rates upon the Registrant's interest margin and financial condition.

Item 4T.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2010, the Registrant issued 973 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $10,000. On September 24, 2010, the Registrant issued 1,905 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $16,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the third quarter of 2010. As of September 30, 2010, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: November 15, 2010	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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