Form 10-K
period 2010-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2011-03-28
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

As of June 30, 2010, the aggregate market value of common stock held by non-affiliates of the Registrant was $33.1 million. This amount is based on an average bid price of $10.10 per share for the Registrant's stock as of such date.

As of March 15, 2011, the Registrant had 3,281,944 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9A incorporate by reference portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant's Definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held April 28, 2011.

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

General
ChoiceOne Financial Services, Inc. (the "Registrant") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant's only subsidiary and significant asset as of December 31, 2010, was ChoiceOne Bank (the "Bank"). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the "Mortgage Company"). In December 2008, the operations of the Mortgage Company were consolidated into the Bank and the Mortgage Company subsidiary was eliminated. The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. ("VRFC"), a single-bank holding company for Valley Ridge Bank ("VRB"). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 69%, 70%, and 74% of total revenues in 2010, 2009, and 2008, respectively. Interest on securities accounted for 10%, 11%, and 12% of total revenues in 2010, 2009, and 2008, respectively.

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

The 2008 DIF rates for nearly all depository institutions varied between five and seven cents for every $100 of deposits. The 2009 rates were approximately double those of the prior year as depository institutions classified in the FDIC's Risk Category I were assessed between 12 and 14 cents for every $100 of deposits. The rates could increase up to 50 cents for every $100 of deposits for riskier institutions. In addition, the FDIC imposed a special assessment of 5 basis points on each insured institution's assets minus its Tier 1 capital on September 30, 2009. The FDIC passed a regulation in November 2010 that changed the deposit insurance assessment base from total domestic deposits to average total assets less average tangible equity.

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

Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the Bank Secrecy Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

Employees
As of February 28, 2011, the Registrant, the Bank and the Insurance Agency employed 159 employees, of which 109 were full-time employees. The Registrant, Bank, and Insurance Agency believe their relations with their employees are good.

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

Securities Portfolio
The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2010	2009	2008
U.S. Government and federal agency	$29,066	$18,571	$14,221
State and municipal	47,881	44,599	49,066
Mortgage-backed	7,599	8,929	11,902
Corporate	2,883	-	198
FDIC-guaranteed financial institution debt	2,053	-	-
Equity securities	1,338	2,314	1,981
Total	$90,820	$74,413	$77,368

The Registrant did not hold investment securities from any one issuer at December 31, 2010, that were greater than 10% of the Registrant's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2010 and 2009, a schedule of maturities of securities as of December 31, 2010, and the weighted average yields of securities as of December 31, 2010.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2010	Fair Value at Dec. 31, 2009
U.S. Government and federal agency	$5,295	$21,779	$1,992	$-	$29,066	$18,571
State and municipal	9,888	19,982	16,552	1,459	47,881	44,599
Mortgage-backed securities	12	5,463	857	1,267	7,599	8,929
Corporate	-	2,883	-	-	2,883	-
FDIC-guaranteed financial institution debt	-	2,053	-	-	2,053	-
Total debt securities	15,195	52,160	19,401	2,726	89,482	72,099
Equity securities (1)	-	-	-	500	1,338	2,314
Total securities	$15,195	$52,160	$19,401	$3,226	$90,820	$74,413

	Weighted average yields:
U.S. Government and federal agency	2.00%	1.65%	2.84%	-%	1.80%
State and municipal (2)	5.25	4.97	5.56	2.98	5.17
Mortgage-backed securities	3.39	3.75	2.51	2.43	3.39
Corporate	-	1.92	-	-	1.92
FDIC-guaranteed financial institution debt	-	1.62	-	-	1.62
Equity securities (2)	-	-	-	3.75	5.40

(1)	Equity securities are preferred stock that may or may not have a stated maturity.
(2)	The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio
The Bank's loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Agricultural	$29,681	$31,322	$23,408	$24,765	$23,606
Commercial and industrial	55,947	53,964	57,587	51,242	51,419
Consumer	16,709	16,285	16,047	15,939	15,589
Real estate - commercial	116,351	121,100	123,952	125,960	123,743
Real estate - construction	853	1,158	2,026	4,048	4,740
Real estate - residential	97,399	98,887	102,957	106,404	112,534
Total loans, gross	$316,940	$322,716	$325,977	$328,358	$331,631

Maturities and Sensitivities of Loans to Changes in Interest Rates
The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2010. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2010.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Agricultural	$7,482	$17,531	$4,668	$29,681
Commercial and industrial	18,206	32,025	5,716	55,947
Real estate - commercial	26,918	83,594	5,839	116,351
Real estate - construction	416	318	119	853
Totals	$53,022	$133,468	$16,342	$202,832

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$24,459	$104,447	$16,070	$144,976
Loans with floating or adjustable interest rates	28,563	29,021	272	57,856
Totals	$53,022	$133,468	$16,342	$202,832

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

Risk Elements
The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis	$ 6,273	$ 11,881	$ 8,305	$ 5,605	$ 6,420
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	23	202	188	188	278
Loans defined as "troubled debt restructurings"	2,141	1,919	605	-	24
Totals	$ 8,437	$ 14,002	$ 9,243	$ 5,793	$ 6,722

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 492	$ 567	$ 442	$ 383	$ 184
Interest on non-performing loans that was actually recorded when received	$ 2	$ --	$ --	$ --	$ 47

Potential Problem Loans
At December 31, 2010, there were $21.2 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. Specific loss allocations totaling $582,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2010. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations
As of December 31, 2010, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 3 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets
As of December 31, 2010, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience
The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at January 1	$4,322	$3,600	$3,600	$3,569	$1,963
Charge-offs:
Agricultural	-	-	-	33	-
Commercial and industrial	765	1,558	1,193	599	221
Consumer	1,523	535	567	635	200
Real estate - commercial	1,152	1,217	816	841	-
Real estate - construction	-	15	-	-	-
Real estate - residential	444	1,369	1,252	191	92
Total charge-offs	3,884	4,694	3,828	2,299	513
Recoveries:
Agricultural	-	-	-	3	-
Commercial and industrial	68	102	60	27	51
Consumer	230	246	252	254	117
Real estate - commercial	16	58	35	1	-
Real estate - construction	-	29	-	-	-
Real estate - residential	27	106	6	10	-
Total recoveries	341	541	353	295	168
Net charge-offs	3,543	4,153	3,475	2,004	345
Transfer of allowance from VRFC	-	-	-	-	1,751
Additions charged to operations (1)	3,950	4,875	3,475	2,035	200
Balance at December 31	$4,729	$4,322	$3,600	$3,600	$3,569
Ratio of net charge-offs during the period to average loans outstanding during the period	1.12%	1.30%	1.06%	0.61%	0.17%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Agricultural	$181	$124	$242	$397	$314
Commercial and industrial	641	735	616	873	1,160
Consumer	243	306	351	489	289
Real estate - commercial	1,729	1,546	996	886	1,029
Real estate - construction	2	3	5	10	12
Real estate - residential	1,554	1,590	1,124	881	575
Unallocated	379	18	266	64	190
Total allowance	$4,729	$4,322	$3,600	$3,600	$3,569

The increase in the allowance allocation to agricultural loans from 2009 to 2010 was based on the slightly higher perceived level of risk in this portfolio. The increase in the allocation to commercial real estate loans in 2010 was due to the higher level of charge-offs experienced in that loan category in 2010 than in the prior year. The small decline in the allowance allocated to the other loan categories was due to lower charge-off levels in 2010 than the prior year. The growth in the unallocated allowance from 2009 to 2010 was believed prudent based on management's continued concerns regarding the economy and its impact on the ability of borrowers to make loan payments.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2010.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2010	2009	2008	2007	2006
Agricultural	9%	10%	7%	8%	6%
Commercial and industrial	18	17	18	16	36
Consumer	5	5	5	5	5
Real estate - commercial	37	37	38	38	18
Real estate - construction	-	-	1	1	1
Real estate - residential	31	31	31	32	34
Total	100%	100%	100%	100%	100%

Deposits
The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2010		2009		2008
Noninterest-bearing demand	$64,828	-	$58,417	-	$53,638	-
Interest-bearing demand	108,522	0.51%	85,154	0.61%	89,035	1.45%
Savings	40,534	0.20%	36,371	0.31%	30,554	0.46%
Certificates of deposit	160,390	2.05%	167,065	2.94%	173,963	4.31%
Total	$374,274	1.05%	$347,007	1.60%	$347,190	2.57%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2010.

(Dollars in thousands)
Maturing in less than 3 months	$30,314
Maturing in 3 to 6 months	15,983
Maturing in 6 to 12 months	12,689
Maturing in more than 12 months	13,602
Total	$72,588

Short-Term Borrowings
Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2010	2009	2008
Outstanding balance at December 31	$-	$-	$-
Average interest rate at December 31	-%	-%	-%
Average balance during the year	$4	$531	$804
Average interest rate during the year	0.26%	0.38%	1.72%
Maximum month end balance during the year	$165	$4,417	$5,622

Repurchase agreements are advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2010	2009	2008
Outstanding balance at December 31	$22,249	$20,684	$18,786
Average interest rate at December 31	1.33%	1.64%	2.13%
Average balance during the year	$19,269	$18,419	$18,632
Average interest rate during the year	1.58%	1.88%	2.93%
Maximum month end balance during the year	$22,249	$12,844	$19,754

Advances from the Federal Home Loan Bank ("FHLB") with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2010	2009	2008
Outstanding balance at December 31	$-	$-	$12,000
Average interest rate at December 31	-%	-%	0.60%
Average balance during the year	$-	$6,923	$6,923
Average interest rate during the year	-%	0.56%	2.11%
Maximum month end balance during the year	$-	$15,500	$12,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2010, 2009, or 2008.

Return on Equity and Assets
The following schedule presents the Registrant's ratios for the years ended December 31:
	2010	2009	2008
Return on assets (net income divided by average total assets)	0.58%	0.33%	0.31%
Return on equity (net income divided by average equity)	5.02%	2.78%	2.69%
Dividend payout ratio (dividends declared per share divided by net income per share)	57.99%	105.75%	153.45%
Equity to assets ratio (average equity divided by average total assets)	11.50%	11.70%	11.47%

Item 1A.	Risk Factors

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

The offices of the Bank and Insurance Agency as of February 28, 2011, were as follows:

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
     Office is owned by the Bank and comprises 2,600 square feet.

Bank's branch office:
     47 South Charles Street, White Cloud, Michigan
     Office is leased by the Bank and comprises 1,800 square feet.

Bank's branch office:
     1423 West Main Street, Fremont, Michigan
     Office is owned by the Bank and comprises 1,600 square feet.

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 28, 2011. The Registrant, Bank and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant's management believes all offices are adequately covered by property insurance.
Item 3.	Legal Proceedings

As of December 31, 2010, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.
Item 4.	[Reserved.]

The Securities and Exchange Commission has removed and reserved Item 4 of Form 10-K.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Stock Information" on pages 1 and 2 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.

On October 28, 2010, the Registrant issued 1,131 shares of common stock to its directors pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $13,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the three-month period ended December 31, 2010.

On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. The Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares. There is no stated expiration date.
Item 6.	Selected Financial Data

The information under the caption "Selected Financial Data" on page 3 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," including all subheadings, on pages 4 through 17, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading "Liquidity and Interest Rate Risk" under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 17, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010, is incorporated herein by reference.
Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 19 through 47, inclusive, of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010, are incorporated herein by reference.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting on page 18 of the Registrant's Annual Report to Shareholders for the year ended December 31, 2010 is here incorporated by reference.
Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions "ChoiceOne's Board of Directors and Executive Officers," "Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2011, is incorporated herein by reference.

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

The information under the captions "Executive Compensation" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2011, is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2011, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2010:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	49,232	$ 16.46	105,269
Equity compensation plans not approved by security holders	-	-	14,403
Total	49,232	$ 16.46	119,672

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

Shareholders at the Registrant's 2002 Annual Meeting approved the Amended and Restated Executive Stock Incentive Plan. Key employees of the Registrant and its subsidiaries, as the Personnel and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 147,767 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 98,535 shares may be made under this Plan.

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

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant's common stock at a 15% discount from the average bid price for the Registrant's common stock. Employees who elect to participate in the plan can purchase shares of the Registrant's common stock on a quarterly basis. The Plan provides for a maximum of 55,125 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 6,734 shares may be made under this Plan.

Equity compensation plans not approved by security holders consist of the Directors' Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant's stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant's common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 14,403 shares may be made under this Plan.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Related Matters - Transactions with Related Persons" and "Corporate Governance" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2011, is incorporated herein by reference.
Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2011, is incorporated herein by reference.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009, and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 25, 2011.

The consolidated financial statements, notes to consolidated financial statements and independent auditors' report dated March 25, 2011 listed above are incorporated by reference in Item 8 of this report from the Registrant's Annual Report to Shareholders for the year ended December 31, 2010.

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

10.3	Directors' Stock Purchase Plan. (1).

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

13	Annual Report to Shareholders for the year ended December 31, 2010.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2010, 2009, and 2008.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
_____________________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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
ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 28, 2011
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2011
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 28, 2011
Thomas L. Lampen

*/s/ Jon E. Pike	Chairman of the Board and Director	March 28, 2011
Jon E. Pike

*/s/ Jerome Arends	Director	March 28, 2011
Jerome Arends

*/s/ Frank G. Berris	Director	March 28, 2011
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 28, 2011
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 28, 2011
William F. Cutler, Jr.

*/s/ Lewis G. Emmons	Director	March 28, 2011
Lewis G. Emmons

*/s/ Stuart Goodfellow	Director	March 28, 2011
Stuart Goodfellow

*/s/ Gary Gust	Director	March 28, 2011
Gary Gust

*/s/ Paul L. Johnson	Director	March 28, 2011
Paul L. Johnson

*/s/ Dennis C. Nelson	Director	March 28, 2011
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 28, 2011
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 28, 2011
Roxanne M. Page

*/s/ Donald VanSingel	Director	March 28, 2011
Donald VanSingel

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX
Exhibit	Document

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

10.3	Directors' Stock Purchase Plan. (1).

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

13	Annual Report to Shareholders for the year ended December 31, 2010.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2009, 2008, and 2007.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
_____________________

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.