Form 10-Q
period 2011-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2011-05-16
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, the Registrant had outstanding 3,284,688 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)	March 31, 2011	December 31 2010
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$29,175	$19,074
Federal funds sold	0	5,000
Cash and cash equivalents	29,175	24,074
Securities available for sale	102,975	90,820
Federal Home Loan Bank stock	2,889	2,889
Federal Reserve Bank stock	1,270	1,270
Loans held for sale	808	1,610
Loans	311,587	316,940
Allowance for loan losses	(4,731)	(4,729)
Loans, net	306,856	312,211
Premises and equipment, net	12,386	12,525
Other real estate owned, net	2,339	1,953
Loan servicing rights, net	337	347
Cash value of life insurance policies	9,597	9,520
Intangible assets, net	2,508	2,620
Goodwill	13,728	13,728
Other assets	6,881	6,957
Total assets	$491,749	$480,524

Liabilities
Deposits - noninterest-bearing	$67,464	$66,932
Deposits - interest-bearing	333,768	322,952
Total deposits	401,232	389,884
Repurchase agreements	21,966	22,249
Advances from Federal Home Loan Bank	8,467	8,473
Other liabilities	5,131	5,605
Total liabilities	436,796	426,211

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,283,561 at March 31, 2011 and 3,280,515 at December 31, 2010	46,489	46,461
Retained earnings	7,263	6,952
Accumulated other comprehensive income, net	1,201	900
Total shareholders' equity	54,953	54,313
Total liabilities and shareholders' equity	$491,749	$480,524

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2011	2010
Interest income
Loans, including fees	$4,549	$4,724
Securities:
Taxable	400	345
Tax exempt	327	366
Other	6	3
Total interest income	5,282	5,438
Interest expense
Deposits	788	1,065
Advances from Federal Home Loan Bank	76	233
Other	73	80
Total interest expense	937	1,378
Net interest income	4,345	4,060
Provision for loan losses	1,000	1,050
Net interest income after provision for loan losses	3,345	3,010
Noninterest income
Customer service charges	810	729
Insurance and investment commissions	168	147
Gains on sales of loans	139	106
Gains on sales of securities	36	389
Losses on sales of other assets	(41)	(92)
Earnings on life insurance policies	88	90
Other income	200	138
Total noninterest income	1,400	1,507
Noninterest expense
Salaries and benefits	1,808	1,680
Occupancy and equipment	549	551
Data processing	431	426
Professional fees	181	172
Supplies and postage	139	126
Advertising and promotional	41	31
Intangible amortization	112	112
Loan and collection expense	110	140
FDIC insurance	170	156
Other expense	326	304
Total noninterest expense	3,867	3,698
Income before income tax	878	819
Income tax expense	174	175
Net income	$704	$644
Basic earnings per share	$0.21	$0.20
Diluted earnings per share	$0.21	$0.20
Dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
Balance, January 1, 2010	3,265,714	$ 46,326	$ 5,813	$ 787	$ 52,926
Comprehensive income
Net income			644		644
Net change in unrealized gain on
securities available for sale, net of tax of $81				158	158
Total comprehensive income					802
Shares issued	3,389	25			25
Effect of stock options granted		3			3
Effect of employee stock purchases		4			4
Cash dividends declared ($0.12 per share)			(393)		(393)
Balance, March 31, 2010	3,269,103	$ 46,358	$ 6,064	$ 945	$ 53,367

Balance, January 1, 2011	3,280,515	$ 46,461	$ 6,952	$900	$ 54,313
Comprehensive income
Net income			704		704
Net change in unrealized gain on
securities available for sale, net of tax of $155				301	301
Total comprehensive income					1,005
Shares issued	2,569	29			29
Exercise of stock options	477
Change in ESOP repurchase obligation		(6)			(6)
Effect of stock options granted		1			1
Effect of employee stock purchases		4			4
Cash dividends declared ($0.12 per share)			(393)		(393)
Balance, March 31, 2011	3,283,561	$ 46,489	$ 7,263	$ 1,201	$ 54,953

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$704	$644
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,000	1,050
Depreciation	241	208
Amortization	303	233
Compensation expense on stock options and employee stock purchases	5	7
Gains on sales of securities	(35)	(389)
Gains on sales of loans	(158)	(106)
Loans originated for sale	(5,715)	(4,320)
Proceeds from loan sales	6,656	4,657
Earnings on bank-owned life insurance	(87)	(90)
(Gains)/losses on sales of other real estate owned	(14)	100
Write-downs of other real estate owned	58	107
Proceeds from sales of other real estate owned	224	291
Deferred federal income tax benefit	(241)	(128)
Net changes in other assets	66	(431)
Net changes in other liabilities	(392)	17
Net cash from operating activities	2,615	1,850
Cash flows from investing activities:
Securities available for sale:
Sales	1,256	2,063
Maturities, prepayments and calls	1,890	6,567
Purchases	(14,954)	(12,087)
Loan originations and payments, net	3,701	5,263
Additions to premises and equipment	(102)	(619)
Net cash from investing activities	(8,209)	1,187
Cash flows from financing activities:
Net change in deposits	11,348	1,460
Net change in repurchase agreements	(283)	(3,249)
Payments on Federal Home Loan Bank advances	(6)	(3,506)
Issuance of common stock	29	25
Cash dividends	(393)	(393)
Net cash from financing activities	10,695	(5,663)
Net change in cash and cash equivalents	5,101	(2,626)
Beginning cash and cash equivalents	24,074	19,750
Ending cash and cash equivalents	$29,175	$17,124

Supplemental disclosures of cash flow information:
Cash paid for interest	$957	$1,462
Cash paid for income taxes	$200	$1,462
Loans transferred to other real estate owned	$654	$148

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, the Consolidated Statements of Income for the three-month periods ended March 31, 2011 and March 31, 2010, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2011 and March 31, 2010, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2011 and March 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Stock Transactions
A total of 952 shares of common stock were issued to the Registrant's Board of Directors for a cash price of $13,000 under the terms of the Directors' Stock Purchase Plan in the first quarter of 2011. A total of 1,617 shares were issued to employees for a cash price of $16,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2011. A total of 477 shares were issued upon the exercise of stock options in the first quarter of 2011.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-02, A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring, which amends FASB ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors because of inconsistencies in practice and the increased volume of debt modifications. The standard provides additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring. The effective date of implementation is for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings that occurred after the beginning of the fiscal year of adoption, with early application allowed. As a result of applying the standard, receivables that are newly considered impaired for which impairment was previously measured using a general allowance for credit losses may be identified. Disclosure is required of the total amount of receivables and the allowance for credit losses as of the end of the period of adoption. For purposes of measuring impairment of those receivables, the standard should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. ChoiceOne is analyzing the impact of the standard and will adopt the requirements in the third quarter of 2011.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:
	March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$35,591	$366	$(58)	$35,899
State and municipal	50,263	1,141	(322)	51,082
Mortgage-backed	6,815	278	(6)	7,087
Corporate	5,392	58	(5)	5,445
FDIC-guaranteed financial institution debt	2,017	33	-	2,050
Equity securities	1,500	-	(88)	1,412
Total	$101,578	$1,876	$(479)	$102,975

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$28,737	$382	$(53)	$29,066
State and municipal	47,319	935	(373)	47,881
Mortgage-backed	7,307	298	(6)	7,599
Corporate	2,854	36	(7)	2,883
FDIC-guaranteed financial institution debt	2,020	33	-	2,053
Equity securities	1,500	-	(162)	1,338
Total	$89,737	$1,684	$(601)	$90,820

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2011. One municipal security with a fair value of $330,000 was considered to be other-than-temporarily impaired as of March 31, 2011. The issuer of the security defaulted upon its maturity in September 2009. Impairment losses of $141,000 were recorded through December 2010 due to uncertainty as to when the principal payment will be received. A settlement agreement was reached with the security's issuer in March 2011. Based on the agreement, ChoiceOne believes it will receive an amount equal to or greater than its carrying value for the security.

Other than the security noted in the preceding paragraph, ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:
(Dollars in thousands)	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$4,729	$4,322
Provision charged to expense	1,000	1,050
Recoveries credited to the allowance	148	91
Loans charged off	(1,146)	(776)
Balance at end of period	$4,731	$4,687

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended March 31, 2011
Beginning balance	$181	$641	$243	$1,729	$2	$1,554	$379	$4,729
Charge-offs	-	-	(97)	(553)	-	(496)	-	(1,146)
Recoveries	-	4	66	36	-	42	-	148
Provision	(28)	(113)	(36)	852	(1)	703	(377)	1,000
Ending balance	$153	$532	$176	$2,064	$1	$1,803	$2	$4,731
Individually evaluated for impairment	$-	$49	$-	$527	$-	$-	$-	$576
Collectively evaluated for impairment	$153	$483	$176	$1,537	$1	$1,803	$2	$4,155

Three Months Ended March 31, 2010
Beginning balance	$124	$735	$306	$1,546	$3	$1,590	$18	$4,322
Charge-offs	-	(25)	(118)	(451)	-	(182)	-	(776)
Recoveries	-	13	77	-	-	1	-	91
Provision	37	222	26	207	(1)	236	323	1,050
Ending balance	$161	$945	$291	$1,302	$2	$1,645	$341	$4,687
Individually evaluated for impairment	$-	$150	$-	$803	$-	$-	$-	$953
Collectively evaluated for impairment	$161	$795	$291	$499	$2	$1,645	$341	$3,734

Loans
March 31, 2011
Individually evaluated for impairment	$-	$251	$-	$5,525	$-	$1,198		$6,974
Collectively evaluated for impairment	29,432	54,172	16,670	108,078	509	95,752		304,613
Ending balance	$29,432	$54,423	$16,670	$113,603	$509	$96,950		$311,587

December 31, 2010
Individually evaluated for impairment	$39	$272	$-	$3,529	$-	$2,733		$6,573
Collectively evaluated for impairment	29,642	55,675	16,709	112,822	853	94,666		310,367
Ending balance	$29,681	$55,947	$16,709	$116,351	$853	$97,399		$316,940

The process to monitor the credit quality of ChoiceOne's loan portfolio includes tracking (1) the risk ratings of business loans, (2) the level of classified business loans, and (3) delinquent and nonperforming consumer loans. Business loans are risk rated on a scale of 1 to 8. A description of the characteristics of the ratings follows:

Risk rating 1 through 3: These loans are considered pass credits. They exhibit acceptable to exceptional credit risk and demonstrate the ability to repay the loan from normal business operations.

Risk rating 4: These loans are considered watch credits. They have potential developing weaknesses that, if not corrected, may cause deterioration in the ability of the borrower to repay the loan. While a loss is possible for a loan with this rating, it is not anticipated.

Risk rating 5: These loans are considered special mention credits. Loans in this risk rating are considered to be inadequately protected by the net worth and debt service coverage of the borrower or of any pledged collateral. These loans have well defined weaknesses that may jeopardize the borrower's ability to repay the loan. If the weaknesses are not corrected, loss of principal and interest could be probable.

Risk rating 6: These loans are considered substandard credits. These loans have well defined weaknesses, the severity of which makes collection of principal and interest in full questionable. Loans in this category may be placed on nonaccrual status.

Risk rating 7: These loans are considered doubtful credits. Some loss of principal and interest has been determined to be probable. The estimate of the amount of loss could be affected by factors such as the borrower's ability to provide additional capital or collateral. Loans in this category are on nonaccrual status.

Risk rating 8: These loans are considered loss credits. They are considered uncollectible and will be charged off against the allowance for loan losses.

Information regarding the Bank's credit exposure was as follows:

(Dollars in thousands)
Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category
	Agricultural		Commercial and Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Risk rating 2	$1,849	$1,901	$2,489	$2,818	$6,590	$6,755
Risk rating 3	16,152	17,592	26,264	29,806	47,459	57,265
Risk rating 4	10,081	8,919	22,763	20,198	37,391	31,921
Risk rating 5	1,305	1,017	2,544	2,703	13,940	14,069
Risk rating 6	39	213	307	251	6,821	5,412
Risk rating 7	6	39	56	171	1,402	929
	$29,432	$29,681	$54,423	$55,947	$113,603	$116,351

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity
	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010	2011	2010
Performing	$16,634	$16,519	$509	$853	$93,672	$92,885
Nonperforming	36	190	-	-	3,278	4,514
	$16,670	$16,709	$509	$853	$96,950	$97,399

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2011
With no related allowance recorded
Agricultural	$-	$-	$-	$20	$-
Commercial and industrial	202	212	-	126	-
Commercial real estate	3,713	4,591	-	2,814	17
Residential real estate	1,198	1,200	-	1,965	8
With an allowance recorded
Agricultural	-	-	-	-	-
Commercial and industrial	49	50	49	135	3
Commercial real estate	1,813	1,885	527	1,714	1
Residential real estate	-	-	-	-	-
Total
Agricultural	-	-	-	20	-
Commercial and industrial	251	262	49	261	3
Commercial real estate	5,526	6,476	527	4,528	18
Residential real estate	1,198	1,200	-	1,965	8

December 31, 2010
With no related allowance recorded
Agricultural	$39	$44	$-	$165	$-
Commercial and industrial	222	229	-	211	(5)
Commercial real estate	1,914	2,385	-	1,951	(2)
Residential real estate	2,733	2,736	-	2,640	170
With an allowance recorded
Agricultural	-	-	-	65	-
Commercial and industrial	50	50	50	464	12
Commercial real estate	1,615	1,672	531	3,591	(3)
Residential real estate	-	-	-	-	-
Total
Agricultural	39	44	-	230	-
Commercial and industrial	272	279	50	675	7
Commercial real estate	3,529	4,057	531	5,542	(5)
Residential real estate	2,733	2,736	-	2,640	170

An aging analysis of loans by loan category follows:

(Dollars in thousands)
	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
March 31, 2011
Agricultural	$140	$45	$7	$192	$29,240	$29,432	$-
Commercial and industrial	374	60	1,270	1,704	52,719	54,423	-
Consumer	118	8	37	163	16,507	16,670	29
Commercial real estate	1,283	425	2,085	3,793	109,810	113,603	-
Construction real estate	-	-	-	-	509	509	-
Residential real estate	719	215	1,972	2,906	94,044	96,950	63
	$2,634	$753	$5,371	$8,758	$302,829	$311,587	$92

December 31, 2010
Agricultural	$71	$7	$39	$117	$29,564	$29,681	$-
Commercial and industrial	133	175	142	450	55,497	55,947	-
Consumer	84	41	29	154	16,555	16,709	23
Commercial real estate	266	646	2,129	3,041	113,310	116,351	-
Construction real estate	-	-	-	-	853	853	-
Residential real estate	1,223	833	2,249	4,305	93,094	97,399	-
	$1,777	$1,702	$4,588	$8,067	$308,873	$316,940	$23

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)
	March 31,	December 31,
	2011	2010
Agricultural	$23	$64
Commercial and industrial	244	256
Consumer	8	5
Commercial real estate	5,304	3,302
Construction real estate	-	-
Residential real estate	2,364	2,646
	$7,943	$6,273

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:
(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2011	2010
Basic Earnings Per Share
Net income available to common shareholders	$704	$644
Weighted average common shares outstanding	3,281,525	3,266,899
Basic earnings per share	$0.21	$0.20

Diluted Earnings Per Share
Net income available to common shareholders	$704	$644
Weighted average common shares outstanding	3,281,525	3,266,899
Plus dilutive stock options	-	-
Weighted average common shares outstanding
and potentially dilutive shares	3,281,525	3,266,899
Diluted earnings per share	$0.21	$0.20

There were 46,656 stock options as of March 31, 2011 and 49,232 as of March 31, 2010, that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2011 and 2010. These stock options have been excluded from the calculation above.

NOTE 5 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:
(Dollars in thousands)	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$29,175	$29,175	$19,074	$19,074
Federal funds sold	-	-	5,000	5,000
Securities available for sale	102,975	102,975	90,820	90,820
Federal Home Loan Bank and Federal Reserve Bank stock	4,159	4,159	4,159	4,159
Loans held for sale	808	808	1,610	1,610
Loans, net	306,856	306,340	312,211	314,781
Accrued interest receivable	2,343	2,343	2,000	2,000

Liabilities:
Demand, savings and money market deposits	240,806	240,805	229,378	229,378
Time deposits	160,426	161,576	160,506	159,616
Repurchase agreements	21,966	20,905	22,249	22,251
Advances from Federal Home Loan Bank	8,467	9,078	8,473	8,947
Accrued interest payable	212	212	231	231

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2011 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at March 31, 2011 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of March 31, 2011 or December 31, 2010. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for
Sale - March 31, 2011
U.S. Government and federal agency	$35,899	$-	$-	$35,899
State and municipal	-	48,667	2,415	51,082
Mortgage-backed	-	7,087	-	7,087
Corporate	5,445	-	-	5,445
FDIC-guaranteed financial institution debt	2,050	-	-	2,050
Equity securities	-	912	500	1,412
Total	$43,394	$56,666	$2,915	$102,975

Investment Securities, Available for
Sale - December 31, 2010
U.S. Government and federal agency	$29,066	$-	$-	$29,066
State and municipal	-	45,542	2,339	47,881
Mortgage-backed	-	7,599	-	7,599
Corporate	2,883	-	-	2,883
FDIC-guaranteed financial institution debt	2,053	-	-	2,053
Equity securities	-	838	500	1,338
Total	$34,002	$53,979	$2,839	$90,820

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)
Investment Securities, Available for Sale
Balance at December 31, 2010	$2,839
Total realized and unrealized gains (losses) included in income	-
Total unrealized gains (losses) included in other comprehensive income	26
Net purchases, sales, calls, and maturities	(17)
Net transfers in (out) of Level 3	67
Balance at March 31, 2011	$2,915

Of the Level 3 assets that were held by the Bank at March 31, 2011, the net unrealized gain for the three months ended March 31, 2011 was $26,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first quarter of 2011.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)
	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
March 31, 2011	$10,496	$ -	$ -	$10,496	$ 97
December 31, 2010	$ 6,573	$ -	$ -	$ 6,573	$ 164

Other Real Estate
March 31, 2011	$ 2,339	$ -	$ -	$ 2,339	$ 58
December 31, 2010	$ 1,953	$ -	$ -	$ 1,953	$ 528

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this annual report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "may," "could," variations of such words and similar expressions are intended to identify such forward-looking statements. Management's determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other than temporary) and management's assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Company's Annual Report on Form 10-K; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income for the first quarter of 2011 was $704,000, which represented an increase of $60,000 or 9% compared to the same period in 2010. Growth in net interest income and a reduction in the provision for loan losses were offset by lower noninterest income and higher noninterest expense in the first quarter of 2011 compared to the same period in the prior year. Basic and diluted earnings per common share were $0.21 for the first quarter of 2011, compared to $0.20 for the same quarter in 2010. The return on average assets and return on average shareholders' equity percentages were .58% and 5.16%, respectively, for the first quarter of 2011, compared to .56% and 4.84%, respectively, for the same period in 2010.

Dividends
Cash dividends of $393,000 or $0.12 per share were declared in the first quarter of 2011, compared to $390,003 or $0.12 per share in the first quarter of 2010. The cash dividend payout percentage was 56% for the first three months of 2011, compared to 61% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2011 and 2010, respectively. Table 1 documents ChoiceOne's average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 - Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$ 314,835	$ 4,554	5.79%	$ 319,065	$ 4,730	5.93%
Taxable securities (2) (3)	64,061	400	2.50	43,035	345	3.21
Nontaxable securities (1) (2)	34,052	493	5.79	37,157	552	5.94
Other	3,747	6	0.64	7,687	3	0.16
Interest-earning assets	416,695	5,453	5.23	406,944	5,630	5.53
Noninterest-earning assets	68,884			55,256
Total assets	$ 485,579			$ 462,200

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 122,633	$ 132	0.43%	$105,874	$ 149	0.56%
Savings deposits	44,042	14	0.13	37,975	23	0.24
Certificates of deposit	160,063	642	1.60	161,455	893	2.21
Advances from Federal Home Loan Bank	8,470	76	3.59	20,074	233	4.64
Other	21,860	73	1.34	19,292	80	1.66
Interest-bearing liabilities	357,068	937	1.05	344,670	1,378	1.60
Noninterest-bearing demand deposits	68,960			59,158
Other noninterest-bearing liabilities	4,955			5,178
Total liabilities	430,983			409,006
Shareholders' equity	54,596			53,194
Total liabilities and shareholders' equity	$ 485,579			$ 462,200

Net interest income (tax-equivalent basis) - interest spread		4,516	4.18%		4,252	3.93%
Tax-equivalent adjustment (1)		(171)			(192)
Net interest income		$ 4,345			$ 4,060
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.34%			4.18%

__________________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Three Months Ended March 31, 2011 Over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(176)	$(62)	$(114)
Taxable securities	55	458	(403)
Nontaxable securities (2)	(59)	(45)	(14)
Other	3	(10)	13
Net change in tax-equivalent income	(177)	341	(518)
Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(17)	106	(123)
Savings deposits	(9)	20	(29)
Certificates of deposit	(251)	(8)	(243)
Advances from Federal Home Loan Bank	(157)	(113)	(44)
Other	(7)	48	(55)
Net change in interest expense	(441)	53	(494)
Net change in tax-equivalent net interest income	$264	$288	$(24)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $171,000 and $192,000 for the three months ended March 31, 2011 and 2010, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $264,000 in the first three months of 2011 compared to the same period in 2010. The relationship between growth in average interest-earning assets and a small decrease in average interest-bearing liabilities caused net interest income to increase $288,000 in the first quarter of 2011 compared to the same quarter in the prior year. Although the net interest spread grew 25 basis points in the first quarter of 2011 compared to the first quarter in 2010, the impact of the larger interest-earning assets balance compared to interest-bearing liabilities resulted in a $24,000 decrease in net interest income.

The average balance of loans decreased $4.2 million in the first quarter of 2011 compared to the same period in 2010. Average commercial and industrial and commercial real estate loans were $2.7 million lower and residential real estate loans were $1.9 million lower in the first quarter of 2011 than in the same quarter of 2010. These were offset by a $0.4 million increase in the average balance of consumer loans. The decrease in the average loans balance combined with a 14 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $176,000 in the first quarter of 2011 compared to the same period in the prior year. The average balance of total securities grew $17.9 million in the first three months of 2011 compared to the same period in 2010. Additional securities were purchased in the first quarter of 2011 due to the declining balance in loans and to provide earning asset growth. The growth in securities, partially offset by the effect of lower interest rates earned, caused interest income to decrease $4,000 in the first quarter of 2011 compared to the same quarter in 2010. Interest income from other interest-earning assets increased slightly in the first quarter of 2011 as a decline in average assets was offset by an increase in the average rate earned.

The average balance of interest-bearing demand deposits increased $16.8 million in the first three months of 2011 compared to the same period in 2010. The effect of the higher average balance, offset by a 13 basis point decline in the average rate paid, caused interest expense to decrease $17,000 in the first quarter of 2011 compared to the same quarter in 2010. The average balance of savings deposits increased $6.1 million in the first quarter of 2011 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by an 11 basis point drop in the average rate paid, which caused interest expense to decrease $9,000 in the first three months of 2011 compared to the same period in 2010. The average balance of certificates of deposit was down $1.4 million in the first quarter of 2011 compared to the same period in 2010. The average balance of local certificates was $3.0 million lower while the average balance of nonlocal certificates was $1.6 million higher in 2011 than in 2010. The decline in certificates of deposit plus a 61 basis point reduction in the average rate paid on certificates caused interest expense to fall $251,000 in the first quarter of 2011 compared to the same period in 2010. The average balance of advances from the Federal Home Loan Bank ("FHLB") was $11.6 million lower in the first three months of 2011 than in the same period of the prior year. The average rate paid on FHLB advances was 105 basis points lower in the first quarter of 2011 than the same quarter of 2010 due to maturities of higher-rate advances in the fourth quarter of 2010. The combination of the decline in FHLB advances and the decrease in the average rate paid caused interest expense to decrease $157,000 in the first three months of 2011 compared to the same period in 2010. An increase of $2.6 million in the average balance of other interest-bearing liabilities in the first quarter of 2011 compared to the first quarter of 2010 was partially offset by a 32 basis point drop in the average rate paid, which caused a $7,000 decrease in interest expense.

ChoiceOne's net interest income spread was 4.18% in the first quarter of 2011, compared to 3.93% for the first quarter of 2010. The growth in the interest spread was due to a 55 basis point decrease in the average rate paid on interest-bearing liabilities in the first quarter of 2011 compared to the same quarter of 2010, which was partially offset by a drop in the average rate earned on interest-earning assets of 30 basis points. The reduction in the rate paid on liabilities was due in part to repricing of local deposits as general market interest rates remained low during 2010 and the first quarter of 2011. The relatively low general market interest rates over the last twelve months also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses
In spite of a reduction of $5.4 million in total loans since the end of 2010, the allowance for loan losses grew $2,000 from December 31, 2010 to March 31, 2011. The provision for loan losses was $1,000,000 in the first quarter of 2011, compared to $1,050,000 in the same period in 2010. Nonperforming loans were $9.8 million as of March 31, 2011, compared to $8.4 million as of December 31, 2010. The increase in nonperforming loans since the end of 2010 was due to growth of $1.7 million in nonaccrual loans. The allowance for loan losses was 1.52% of total loans at March 31, 2011, compared to 1.49% at December 31, 2010 and 1.48% at March 31, 2010.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:
(Dollars in thousands)	2011		2010
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	-	4	25	13
Consumer	97	66	118	77
Real estate, commercial	553	36	451	-
Real estate, residential	496	42	182	1
	$1,146	$148	$776	$91

Net charge-offs in the first quarter of 2011 were $998,000, compared to $685,000 in the first quarter of 2010. Net charge-offs on an annualized basis as a percentage of average loans were 1.27% in the first three months of 2011 compared to 0.86% for the same period in the prior year. The charge-offs in the first quarter of 2011 included $197,000 of allowance that had been specifically allocated as of December 31, 2010. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2011, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $107,000 or 7% in the first quarter of 2011 compared to the same period in 2010. A significant decrease in gains on sales of securities was partially offset by improvement in all other noninterest income categories, except for earnings on life insurance policies that was virtually unchanged. Approximately $386,000 of securities gains were recognized in the first quarter of 2010 from sales of preferred stock that represented a recovery of losses recognized on money market preferred securities in the fourth quarter of 2009. The increase in customer service charges was due to growth of $62,000 in debit card fees in the first quarter of 2011 compared to the same period in 2010. The increase in other noninterest income was due in part to growth of $39,000 in net loan servicing fees as amortization expense was lower in 2011 than in 2010.

Noninterest Expense
Total noninterest expense increased $169,000 or 5% in the first quarter of 2011 compared to the same period in 2010. The increase of $128,000 in salaries and benefits in the first quarter of 2011 compared to the same period in 2010 resulted from higher wages due to staffing additions, higher commission expense from mortgage loan originations, and a higher 401(k) plan company contribution. A decrease of $30,000 in loan and collection expense was caused by payments in late 2010 that were recovered through modification of borrower mortgages.

Income Tax Expense
Income tax expense was $174,000 in the first quarter of 2011 compared to $175,000 for the same quarter in 2010. The effective tax rate was 19.8% for 2011 and 21.4% for 2010. The decrease in the effective tax rate was caused by $95,000 of nondeductible losses on sales of preferred stock in the first quarter of 2010.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio increased $12.2 million from December 31, 2010 to March 31, 2011. Various securities totaling $15.0 million were purchased in the first three months of 2011 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $1.4 million in various securities were called or matured since the end of 2010. Principal repayments on securities totaled $0.5 million in the first three months of 2011. Approximately $1.3 million of securities were sold in the first quarter of 2011 for a net gain of $35,000.

A book gain of $386,000 and a tax loss of $95,000 were recognized from the sale of preferred stock in the first quarter of 2010. The difference was caused by losses recorded for book purposes but not tax purposes in the fourth quarter of 2008 when preferred stock was received from the unwinding of money market preferred securities.

Loans
The loan portfolio (excluding loans held for sale) declined $5.4 million from December 31, 2010 to March 31, 2011. Loan demand in the first quarter of 2011 was sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in all loan categories declined since the end of 2010, with a decrease of $4.0 million in commercial real estate loans and $0.8 million in residential real estate loans contributing most of the decline.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired increased from $6.6 million as of December 31, 2010 to $7.0 million as of March 31, 2011. The balance of commercial real estate loans classified as impaired grew by $2.0 million in the first quarter, while residential real estate loans classified as impaired decreased by $1.5 million. Changes in the balance of nonaccrual loans and loans considered troubled debt restructured in the first quarter of 2011 impacted both loan categories.

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

The balances of these nonperforming loans were as follows:
(Dollars in thousands)
	March 31, 2011	December 31, 2010
Loans accounted for on a nonaccrual basis	$ 7,943	$ 6,273
Accruing loans contractually past due 90 days or more as to principal or interest payments	92	23
Loans considered troubled debt restructurings	1,793	2,141
Total	$ 9,828	$ 8,437

At March 31, 2011, nonaccrual loans included $5.6 million in commercial industrial and commercial real estate loans and $2.3 million in residential real estate loans. At December 31, 2010, nonaccrual loans included $3.6 million in commercial industrial and commercial real estate loans and $2.7 million in residential real estate loans. The increase in nonaccrual loans was due to some larger balance loans transferred into nonaccrual status in the first quarter of 2011. The reduction in loans considered troubled debt restructurings was caused by a decrease in residential real estate loans classified in this category, which was partially offset by growth in commercial industrial and commercial real estate loans. Management believes the specific reserves allocated to its nonperforming loans are sufficient at March 31, 2011; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned ("OREO") increased $386,000 from December 31, 2010 to March 31, 2011. Commercial and residential real estate loans totaling $654,000 were transferred into OREO during the first quarter of 2011 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $268,000 for the same time period. Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2011. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits increased $11.3 million from December 31, 2010 to March 31, 2011. Local deposits provided all of the growth in the first quarter of 2011 as the balance of nonlocal deposits was unchanged. Since the end of 2010, money market account balances have risen $11.7 million and savings account balances grew $2.0 million, while interest-bearing demand deposits declined $2.9 million. Management is continuing to emphasize growth in checking, money market, and savings accounts.

Federal Home Loan Bank advances decreased $6,000 in the first quarter of 2011 due to payments on an amortizing advance. A decline of $283,000 in repurchase agreements was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders' Equity
Total shareholders' equity increased $640,000 from December 31, 2010 to March 31, 2011. Growth in equity resulted primarily from current year's net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne's stock, offset by cash dividends paid. ChoiceOne did not repurchase any of its common stock in either the first quarter of 2011 or the first quarter of 2010. Shares of common stock may be repurchased in the future if management determines it to be a prudent use of capital.

Following is information regarding the Bank's compliance with regulatory capital requirements:
			Total
			Risk-
(Dollars in thousands)	Leverage	Tier 1	Based
	Capital	Capital	Capital
Capital balances at March 31, 2011	$37,054	$37,054	$41,038
Required regulatory capital to be considered "well capitalized"	23,415	20,234	33,724
Capital in excess of "well capitalized" minimum	13,639	16,820	7,314
Capital ratios at March 31, 2011	7.91%	10.99%	12.17%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the "Board") and management believe that the capital levels as of March 31, 2011 are adequate for the foreseeable future. The Board's determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne's requirements for cash and capital.

Liquidity
Net cash provided from operating activities was $2.6 million for the three months ended March 31, 2011 compared to $1.9 million provided in the same period a year ago. Higher proceeds from loan sales were partially offset by higher loans originated for sale. Net cash used in investing activities was $8.2 million for the first quarter of 2011 compared to $1.2 million provided by investing in the same period in 2010. A higher level of net securities purchases and a lower level of net loan originations contributed to the change. Net cash provided from financing activities was $10.7 million in the quarter ended March 31, 2011, compared to $5.7 million used in the same period in the prior year. The change was caused by more deposit growth in 2011 than in 2010 as well as smaller decreases in repurchase agreements and FHLB advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant's management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne's principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant's internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2011, the Registrant issued 952 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors' Stock Purchase Plan for an aggregate cash price of $13,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2011. As of March 31, 2011, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant's Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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
CHOICEONE FINANCIAL SERVICES, INC.

Date: May 13, 2011	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:
Exhibit Number	Document

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