Form 10-Q
period 2011-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2011-08-12
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-19202

ChoiceOne Financial Services, Inc.

(Exact Name of Registrant as Specified in its Charter)

Michigan	38-2659066
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

109 East Division Sparta, Michigan	49345
(Address of Principal Executive Offices)	(Zip Code)

(616) 887-7366

(Registrant’s Telephone Number, including Area Code)

Indicate by checkmark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, the Registrant had outstanding 3,289,386 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

Assets
Cash and due from banks	$17,307	$19,074
Federal funds sold	0	5,000

Cash and cash equivalents	17,307	24,074

Securities available for sale	103,369	90,820
Federal Home Loan Bank stock	2,478	2,889
Federal Reserve Bank stock	1,271	1,270

Loans held for sale	285	1,610
Loans	314,042	316,940
Allowance for loan losses	(4,802)	(4,729)

Loans, net	309,240	312,211

Premises and equipment, net	12,343	12,525
Other real estate owned, net	2,502	1,953
Loan servicing rights, net	328	347
Cash value of life insurance policies	9,675	9,520
Intangible assets, net	2,396	2,620
Goodwill	13,728	13,728
Other assets	4,494	6,957

Total assets	$479,416	$480,524

Liabilities
Deposits – noninterest-bearing	$72,563	$66,932
Deposits – interest-bearing	316,875	322,952

Total deposits	389,438	389,884

Advances from Federal Home Loan Bank	8,460	8,473
Securities sold under agreements to repurchase	21,743	22,249
Other liabilities	3,569	5,605

Total liabilities	423,210	426,211

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,288,620 at June 30, 2011 and 3,280,515 at December 31, 2010	46,550	46,461
Retained earnings	7,772	6,952
Accumulated other comprehensive income, net	1,884	900

Total shareholders’ equity	56,206	54,313

Total liabilities and shareholders’ equity	$479,416	$480,524

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$4,593	$4,767	$9,142	$9,491
Securities:
Taxable	464	302	864	718
Tax exempt	322	351	649	717
Other	7	74	13	6

Total interest income	5,386	5,494	10,668	10,932

Interest expense
Deposits	764	1,013	1,552	2,079
Advances from Federal Home Loan Bank	76	194	152	427
Other	74	77	147	156

Total interest expense	914	1,284	1,851	2,662

Net interest income	4,472	4,210	8,817	8,270
Provision for loan losses	850	1,000	1,850	2,050

Net interest income after provision for loan losses	3,622	3,210	6,967	6,220

Noninterest income
Customer service charges	905	795	1,715	1,524
Insurance and investment commissions	202	223	370	370
Gains on sales of loans	132	68	271	174
Gains on sales of securities	26	8	62	397
Gains/(losses) on sales of other assets	83	(9)	42	(101)
Earnings on life insurance policies	89	89	177	179
Other	187	157	387	295

Total noninterest income	1,624	1,331	3,024	2,838

Noninterest expense
Salaries and benefits	1,868	1,756	3,676	3,436
Occupancy and equipment	583	529	1,132	1,080
Data processing	435	412	866	838
Professional fees	202	177	383	349
Supplies and postage	140	145	279	271
Advertising and promotional	45	39	86	70
Intangible amortization	112	112	224	224
Loan and collection expense	141	110	251	250
FDIC insurance	127	156	297	312
Other	414	289	740	592

Total noninterest expense	4,067	3,725	7,934	7,422

Income before income tax	1,179	817	2,057	1,636
Income tax expense	275	148	449	323

Net income	$904	$669	$1,608	$1,313

Basic earnings per share	$0.28	$0.20	$0.49	$0.40

Diluted earnings per share	$0.28	$0.20	$0.49	$0.40

Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2010	3,265,714	$46,326	$5,813	$787	$52,926

Comprehensive income
Net income			1,313		1,313
Net change in unrealized gain on securities available for sale, net of tax of $148				287	287

Total comprehensive income					1,600

Shares issued	9,226	73			73
Shares cancelled	(4)
Change in ESOP repurchase obligation		(6)			(6)
Effect of stock options granted		7			7
Effect of employee stock purchases		8			8
Cash dividends declared ($0.24 per share)			(785)		(785)

Balance, June 30, 2010	3,274,936	$46,408	$6,341	$1,074	$53,823

Balance, January 1, 2011	3,280,515	$46,461	$6,952	$900	$54,313

Comprehensive income
Net income			1,608		1,608
Net change in unrealized gain on securities available for sale, net of tax of $507				984	984

Total comprehensive income					2,592

Shares issued	7,628	80			80
Exercise of stock options	477
Change in ESOP repurchase obligation		(1)			(1)
Effect of stock options granted		3			3
Effect of employee stock purchases		7			7
Cash dividends declared ($0.24 per share)			(788)		(788)

Balance, June 30, 2011	3,288,620	$46,550	$7,772	$1,884	$56,206

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,608	$1,313
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,850	2,050
Depreciation	475	424
Amortization	620	538
Expense related to employee stock options and stock purchases	10	15
Gains on sales of securities	(62)	(397)
Gains on sales of loans	(271)	(174)
Loans originated for sale	(10,218)	(8,398)
Proceeds from loan sales	11,778	7,824
Earnings on bank-owned life insurance	(177)	(179)
Losses/(gains) on sales of other real estate owned	(99)	(56)
Write-downs of other real estate owned	57	157
Proceeds from sales of other real estate owned	1,661	784
Deferred federal income tax benefit	(222)	(72)
Net changes in other assets	2,445	233
Net changes in other liabilities	(2,321)	(42)

Net cash from operating activities	7,134	4,020

Cash flows from investing activities:
Securities available for sale:
Sales	3,031	3,421
Maturities, prepayments and calls	7,735	12,351
Purchases	(22,064)	(23,022)
Sale of Federal Home Loan Bank stock	411	—
Purchase of Federal Reserve Bank stock	(1)	—
Loan originations and repayments, net	(1,047)	10,116
Additions to premises and equipment	(293)	(1,304)

Net cash from investing activities	(12,228)	1,562

Cash flows from financing activities:
Net change in deposits	(446)	(1,447)
Net change in repurchase agreements	(506)	(1,703)
Proceeds from Federal Home Loan Bank advances	250	—
Payments on Federal Home Loan Bank advances	(263)	(6,512)
Issuance of common stock	80	73
Cash dividends	(788)	(785)

Net cash used in financing activities	(1,673)	(10,374)

Net change in cash and cash equivalents	(6,767)	(4,792)
Beginning cash and cash equivalents	24,074	19,750

Ending cash and cash equivalents	$17,307	$14,958

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,886	$2,768
Cash paid for income taxes	$400	$110
Loans transferred to other real estate	$2,168	$311
Other real estate transferred to loans	$—	$85

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (the “Registrant”) and its wholly-owned subsidiary, ChoiceOne Bank (the “Bank”), and the Bank’s wholly-owned subsidiary ChoiceOne Insurance Agencies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2011 and June 30, 2010, the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2011 and June 30, 2010, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and June 30, 2010. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance is an estimate based on reviews of individual loans, assessments of the impact of current economic conditions on the portfolio and historical loss experience of seasoned loan portfolios. See Note 3 to the interim consolidated financial statements for additional information.

Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne’s assets reported on the balance sheet as well as its net income.

Stock Transactions

A total of 4,517 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $52,000 under the terms of the Directors’ Stock Purchase Plan in the first half of 2011. A total of 3,111 shares were issued to employees for a cash price of $28,000 under the Employee Stock Purchase Plan in the first two quarters of 2011. A total of 477 shares were issued upon the exercise of stock options in the first half of 2011.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring “ASU 2011-02”, which amends FASB ASC 310-40, Receivables — Troubled Debt Restructurings by Creditors because of inconsistencies in practice and the increased volume of debt modifications. ASU 2011-02 provides additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring. The effective date of implementation is for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings that occurred after the beginning of the fiscal year of adoption, with early application allowed. As a result of applying ASU 2011-02, receivables that are newly considered impaired for which impairment was previously measured using a general allowance for credit losses may be identified. Disclosure is required of the total amount of receivables and the allowance for loan losses as of the end of the period of adoption. For purposes of measuring impairment of those receivables, ASU 2011-02 should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. ChoiceOne is analyzing the impact of ASU 2011-02 and will adopt it the third quarter of 2011.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We anticipate early adopting this standard with our 2011 annual financial statements by adding a statement of comprehensive income.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$36,534	$628	$(2)	$37,160
State and municipal	49,555	1,695	(209)	51,041
Mortgage-backed	6,395	291	—	6,686
Corporate	4,936	96	—	5,032
FDIC-guaranteed financial institution debt	2,015	37	—	2,052
Equity securities	1,500	—	(102)	1,398

Total	$100,935	$2,747	$(313)	$103,369

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$28,737	$382	$(53)	$29,066
State and municipal	47,319	935	(373)	47,881
Mortgage-backed	7,307	298	(6)	7,599
Corporate	2,854	36	(7)	2,883
FDIC-guaranteed financial institution debt	2,020	33	—	2,053
Equity securities	1,500	—	(162)	1,338

Total	$89,737	$1,684	$(601)	$90,820

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first two quarters of 2011. One municipal security with a fair value of $330,000 was considered to be other-than-temporarily impaired as of June 30, 2011. The issuer of the security defaulted upon its maturity in September 2009. Impairment losses of $141,000 were recorded through December 2010 due to uncertainty as to when the principal payment will be received. A settlement agreement was reached with the security’s issuer in March 2011. Based on the agreement, ChoiceOne believes it will receive an amount equal to or greater than its carrying value for the security.

Other than the security noted in the preceding paragraph, ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,731	$4,687	$4,729	$4,322
Provision charged to expense	850	1,000	1,850	2,050
Recoveries credited to the allowance	99	96	246	187
Loans charged off	(878)	(926)	(2,023)	(1,702)

Balance at end of period	$4,802	$4,857	$4,802	$4,857

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)

	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Six Months Ended June 30, 2011
Beginning balance	$181	$641	$243	$1,729	$2	$1,554	$379	$4,729
Charge-offs	—	—	(169)	(805)	—	(1,049)	—	(2,023)
Recoveries	3	6	131	44	—	62	—	246
Provision	(13)	(41)	4	723	—	889	288	1,850

Ending balance	$171	$606	$209	$1,691	$2	$1,456	$667	$4,802

Individually evaluated for impairment	$—	$98	$—	$301	$—	$—	$—	$399

Collectively evaluated for impairment	$171	$508	$209	$1,390	$2	$1,456	$667	$4,403

Six Months Ended June 30, 2010
Beginning balance	$124	$735	$306	$1,546	$3	$1,590	$18	$4,322
Charge-offs	—	(225)	(206)	(714)	—	(557)	—	(1,702)
Recoveries	—	26	151	4	—	6	—	187
Provision	52	393	48	570	(1)	808	180	2,050

Ending balance	$176	$929	$299	$1,406	$2	$1,847	$198	$4,857

Individually evaluated for impairment	$—	$—	$—	$1,123	$—	$—	$—	$1,123

Collectively evaluated for impairment	$176	$929	$299	$283	$2	$1,847	$198	$3,734

Loans
June 30, 2011
Individually evaluated for impairment	$188	$358	$—	$3,779	$—	$1,195		$5,520
Collectively evaluated for impairment	30,895	54,967	18,386	108,261	781	95,232		308,522

Ending balance	$31,083	$55,325	$18,386	$112,040	$781	$96,427	$—	$314,042

December 31, 2010
Individually evaluated for impairment	$39	$272	$—	$3,529	$—	$2,733		$6,573
Collectively evaluated for impairment	29,642	55,675	16,709	112,822	853	94,666		310,367

Ending balance	$29,681	$55,947	$16,709	$116,351	$853	$97,399	$—	$316,940

The process to monitor the credit quality of ChoiceOne’s loan portfolio includes tracking (1) the risk ratings of business loans, (2) the level of classified business loans, and (3) delinquent and nonperforming consumer loans. Business loans are risk rated on a scale of 1 to 8. A description of the characteristics of the ratings follows:

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

Risk rating 5: These loans are considered special mention credits. Loans in this risk rating are considered to be inadequately protected by the net worth and debt service coverage of the borrower or of any pledged collateral. These loans have well defined weaknesses that may jeopardize the borrower’s ability to repay the loan. If the weaknesses are not corrected, loss of principal and interest could be probable.

Risk rating 6: These loans are considered substandard credits. These loans have well defined weaknesses, the severity of which makes collection of principal and interest in full questionable. Loans in this category may be placed on nonaccrual status.

Risk rating 7: These loans are considered doubtful credits. Some loss of principal and interest has been determined to be probable. The estimate of the amount of loss could be affected by factors such as the borrower’s ability to provide additional capital or collateral. Loans in this category are on nonaccrual status.

Risk rating 8: These loans are considered loss credits. They are considered uncollectible and will be charged off against the allowance for loan losses.

Information regarding the Bank’s credit exposure follows:

(Dollars in thousands)

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Risk rating 2	$2,602	$1,901	$1,918	$2,818	$6,543	$6,755
Risk rating 3	16,555	17,592	28,086	29,806	47,381	57,265
Risk rating 4	7,941	8,919	21,914	20,198	37,250	31,921
Risk rating 5	3,708	1,017	2,838	2,703	13,632	14,069
Risk rating 6	227	213	523	251	6,177	5,412
Risk rating 7	50	39	46	171	1,057	929

	$31,083	$29,681	$55,325	$55,947	$112,040	$116,351

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Performing	$18,261	$16,519	$781	$853	$93,717	$92,885
Nonperforming	125	190	—	—	2,710	4,514

	$18,386	$16,709	$781	$853	$96,427	$97,399

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2011
With no related allowance recorded
Agricultural	$188	$188	$—	$76	$—
Commercial and industrial	180	191	—	144	—
Commercial real estate	2,695	3,739	—	2,774	15
Residential real estate	1,195	1,195	—	1,708	22
With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	178	183	98	150	—
Commercial real estate	1,084	1,166	301	1,504	2
Residential real estate	—	—	—	—	—
Total
Agricultural	188	188	—	76	—
Commercial and industrial	358	374	98	294	—
Commercial real estate	3,779	4,905	301	4,278	17
Residential real estate	1,195	1,195	—	1,708	22

December 31, 2010
With no related allowance recorded
Agricultural	$39	$44	$—	$165	$—
Commercial and industrial	222	229	—	211	(5)
Commercial real estate	1,914	2,385	—	1,951	(2)
Residential real estate	2,733	2,736	—	2,640	170
With an allowance recorded
Agricultural	—	—	—	65	—
Commercial and industrial	50	50	50	464	12
Commercial real estate	1,615	1,672	531	3,591	(3)
Residential real estate	—	—	—	—	—
Total
Agricultural	39	44	—	230	—
Commercial and industrial	272	279	50	675	7
Commercial real estate	3,529	4,057	531	5,542	(5)
Residential real estate	2,733	2,736	—	2,640	170

An aging analysis of loans by loan category follows:

(Dollars in thousands)

	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
June 30, 2011
Agricultural	$139	$—	$45	$184	$30,899	$31,083	$—
Commercial and industrial	134	265	159	558	54,767	55,325	—
Consumer	266	2	30	298	18,088	18,386	15
Commercial real estate	1,043	365	2,288	3,696	108,344	112,040	—
Construction real estate	—	—	—	—	781	781	—
Residential real estate	1,274	553	828	2,655	93,772	96,427	182

	$2,856	$1,185	$3,350	$7,391	$306,651	$314,042	$197

December 31, 2010
Agricultural	$71	$7	$39	$117	$29,564	$29,681	$—
Commercial and industrial	133	175	142	450	55,497	55,947	—
Consumer	84	41	29	154	16,555	16,709	23
Commercial real estate	266	646	2,129	3,041	113,310	116,351	—
Construction real estate	—	—	—	—	853	853	—
Residential real estate	1,223	833	2,249	4,305	93,094	97,399	—

	$1,777	$1,702	$4,588	$8,067	$308,873	$316,940	$23

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Agricultural	$—	$64
Commercial and industrial	438	256
Consumer	22	5
Commercial real estate	3,935	3,302
Construction real estate	—	—
Residential real estate	1,212	2,646

	$5,607	$6,273

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings Per Share
Net income available to common shareholders	$904	$669	$1,608	$1,313

Weighted average common shares outstanding	3,285,320	3,271,105	3,283,433	3,269,014

Basic earnings per share	$0.28	$0.20	$0.49	$0.40

Diluted Earnings Per Share
Net income available to common shareholders	$904	$669	$1,608	$1,313

Weighted average common shares outstanding	3,285,320	3,271,105	3,283,433	3,269,014
Plus dilutive stock options	—	—	—	—

Weighted average common shares outstanding and potentially dilutive shares	3,285,320	3,271,105	3,283,433	3,269,014

Diluted earnings per share	$0.28	$0.20	$0.49	$0.40

There were 46,656 stock options as of June 30, 2011 and 49,232 as of June 30, 2010, that are considered to be anti-dilutive to earnings per share for the three-month and six-month periods ended June 30, 2011 and 2010. These stock options have been excluded from the calculation above.

NOTE 5 - FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$17,307	$17,307	$19,074	$19,074
Federal funds sold	—	—	5,000	5,000
Securities available for sale	103,369	103,369	90,820	90,820
Federal Home Loan Bank and Federal Reserve Bank stock	3,749	3,749	4,159	4,159
Loans held for sale	285	285	1,610	1,610
Loans, net	309,240	309,391	312,211	314,781
Accrued interest receivable	1,983	1,983	2,000	2,000

Liabilities:
Demand, savings and money market deposits	239,786	239,786	229,378	229,378
Time deposits	149,652	151,020	160,506	159,616
Repurchase agreements	21,743	21,239	22,249	22,251
Advances from Federal Home Loan Bank	8,460	8,808	8,473	8,947
Accrued interest payable	196	196	231	231

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at June 30, 2011 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at June 30, 2011 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6 - FAIR VALUE MEASUREMENTS

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and the valuation techniques used by the Bank to determine those fair values.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Bank’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

There were no liabilities measured at fair value as of June 30, 2011 or December 31, 2010. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – June 30, 2011
U.S. Government and federal agency	$37,160	$—	$—	$37,160
State and municipal	—	48,862	2,179	51,041
Mortgage-backed	—	6,686	—	6,686
Corporate	5,032	—	—	5,032
FDIC-guaranteed financial institution debt	2,052	—	—	2,052
Equity securities	—	898	500	1,398

Total	$44,244	$56,446	$2,679	$103,369

Investment Securities, Available for Sale - December 31, 2010
U.S. Government and federal agency	$29,066	$—	$—	$29,066
State and municipal	—	45,542	2,339	47,881
Mortgage-backed	—	7,599	—	7,599
Corporate	2,883	—	—	2,883
FDIC-guaranteed financial institution debt	2,053	—	—	2,053
Equity securities	—	838	500	1,338

Total	$34,002	$53,979	$2,839	$90,820

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

Investment Securities, Available for Sale
Balance at December 31, 2010	$2,839
Total realized and unrealized gains (losses) included in income	—
Total unrealized gains (losses) included in other comprehensive income	12
Net purchases, sales, calls, and maturities	(239)
Net transfers in (out) of Level 3	67

Balance at June 30, 2011	$2,679

Of the Level 3 assets that were held by the Bank at June 30, 2011, the net unrealized gain for the six months ended June 30, 2011 was $12,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first and second quarters of 2011.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available-for-sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities. The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
June 30, 2011	$5,520	$—	$—	$5,520	$40
December 31, 2010	$6,573	$—	$—	$6,573	$164

Other Real Estate
June 30, 2011	$2,502	$—	$—	$2,502	$58
December 31, 2010	$1,953	$—	$—	$1,953	$528

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-offs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account. The fair value of other real estate owned was based on appraisals or other reviews of property values, adjusted for estimated costs to sell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Registrant”) and its wholly-owned subsidiary, ChoiceOne Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. This discussion should be read in conjunction with the consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other than temporary) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income was $904,000 in the second quarter of 2011 compared to $669,000 in the second quarter of 2010. For the six months ended June 30, 2011, net income was $1,608,000, compared to $1,313,000 in the same period in 2010. The increase in both the second quarter and first six months was caused by higher net interest income and noninterest income and lower provisions for loan losses, which was partially offset by higher noninterest expense. Basic and diluted earnings per common share were $0.28 for the second quarter of 2011 and $0.49 for the first six months of 2011, compared to $0.20 and $0.40 for the same periods in 2010. The annualized return on average assets and return on average shareholders’ equity was 0.66% and 5.84%, respectively, for the first half of 2011, compared to 0.57% and 4.92%, respectively, for the same period in 2010.

Dividends

Cash dividends of $395,000 or $0.12 per share were declared in the second quarter of 2011, compared to $393,000 or $0.12 per share in the second quarter of 2010. The cash dividends declared in the first six months of 2011 were $788,000 or $.24 per share, compared to $785,000 or $.24 per share declared in 2010. The cash dividend payout percentage was 49% for the first six months of 2011, compared to 60% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 below provide information regarding interest income and expense for the six-month periods ended June 30, 2011 and 2010, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$314,244	$9,152	5.82%	$316,583	$9,502	6.00%
Taxable securities (2) (3)	68,409	863	2.52	46,066	718	3.12
Nontaxable securities (1) (2)	34,112	981	5.75	36,107	1,082	5.99
Other	1,986	13	1.31	6,973	7	0.20

Interest-earning assets	418,751	11,009	5.26	405,729	11,309	5.58
Noninterest-earning assets	65,857			54,507

Total assets	$484,608			$460,236

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$122,159	275	0.45%	$104,237	288	0.55%
Savings deposits	45,168	29	0.13	39,223	47	0.24
Certificates of deposit	156,937	1,248	1.59	159,617	1,744	2.19
Advances from Federal Home Loan Bank	8,467	152	3.59	18,477	427	4.62
Other	21,803	147	1.35	18,612	156	1.68

Interest-bearing liabilities	354,534	1,851	1.05	340,166	2,662	1.57

Noninterest-bearing demand deposits	70,153			61,531
Other noninterest-bearing liabilities	4,843			5,129
Shareholders’ equity	55,078			53,410

Total liabilities and shareholders’ equity	$484,608			$460,236

Net interest income (tax-equivalent basis) – interest spread		9,158	4.21%		8,647	4.01%

Tax-equivalent adjustment (1)		(341)			(377)

Net interest income		$8,817			$8,270

Net interest income as a percentage of earning assets (tax-equivalent basis)			4.37%			4.26%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Six Months Ended June 30, 2011 Over 2010
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(350)	$(70)	$(280)
Taxable securities	145	497	(352)
Nontaxable securities (2)	(101)	(58)	(43)
Other	6	(17)	23

Net change in tax-equivalent income	(300)	352	(652)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(13)	97	(110)
Savings deposits	(18)	17	(35)
Certificates of deposit	(496)	(29)	(467)
Advances from Federal Home Loan Bank	(275)	(195)	(80)
Other	(9)	53	(62)

Net change in interest expense	(811)	(57)	(754)

Net change in tax-equivalent net interest income	$511	$409	$102

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $341,000 and $377,000 for the six months ended June 30, 2011 and 2010, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $511,000 in the first six months of 2011 compared to the same period in 2010. The relationship between growth in average interest-earning assets and average interest-bearing liabilities caused net interest income to increase $409,000 in the first half of 2011 compared to the same period in the prior year. Growth in the net interest spread of 20 basis points helped to provide a $102,000 increase in net interest income in the first six months of 2011 compared to the first six months of 2010.

The average balance of loans decreased $2.3 million in the first six months of 2011 compared to the same period in 2010. Average commercial and industrial and commercial real estate loans were $2.2 million lower in the first half of 2011 than in the first half of 2010, while average consumer loans were $1.3 million higher and residential real estate loans were $1.4 million lower in the same time periods. The net decrease in the average loans balance combined with an 18 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $350,000 in the first six months of 2011 compared to the same period in the prior year. The average balance of total securities grew $20.3 million in the first six months of 2011 compared to the same period in 2010. Additional securities were purchased in the first two quarters of 2011 due to the lower balance in loans and to provide earning asset growth. The growth in securities, offset by the effect of lower interest rates earned, caused interest income to increase $44,000 in the first half of 2011 compared to the same period in 2010. Interest income from other interest-earning assets was up slightly in the first six months of 2011 as a lower average balance in average assets was offset by a 111 basis point increase in the average rate earned.

The average balance of interest-bearing demand deposits increased $17.9 million in the first six months of 2011 compared to the same period in 2010. The effect of the higher average balance, offset by a 10 basis point decline in the average rate paid, caused interest expense to decrease $13,000 in the first half of 2011 compared to the first half of 2010. The average balance of savings deposits increased $5.9 million in the first six months of 2011 compared to the same period in the prior year. The impact of the savings deposit growth was offset by an 11 basis point drop in the average rate paid, which caused interest expense to decrease $18,000 in the first six months of 2011 compared to the same period in 2010. The average balance of certificates of deposit was down $2.7 million in the first six months of 2011 compared to the same period in 2010. The average balance of local certificates was $3.1 million lower while the average balance of nonlocal certificates was $0.4 million higher in 2011 than in 2010. The decline in certificates of deposit plus a 60 basis point reduction in the average rate paid on certificates caused interest expense to fall $496,000 in the first half of 2011 compared to the same period in 2010. The average balance of advances from the Federal Home Loan Bank (“FHLB”) was $10.0 million lower in the first six months of 2011 than in the same period of the prior year. The average rate paid on FHLB advances was 103 basis points lower in the first two quarters of 2011 than in the same period of 2010 due to maturities of higher-rate advances in the fourth quarter of 2010. The combination of the decline in FHLB advances and the decrease in the average rate paid caused interest expense to decrease $275,000 in the first half of 2011 compared to the same period in 2010. A $3.2 million increase in the average balance of other interest-bearing liabilities in the first six months of 2011 compared to the first half of 2010 less the impact of a 33 basis point drop in the average rate paid caused a $9,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 4.21% in the first six months of 2011, compared to 4.01% for the same period in 2010. The growth in the interest spread was due to a 50 basis point decrease in the average rate paid on interest-bearing liabilities in the first half of 2011 compared to the same period in 2010, which was partially offset by a drop in the average rate earned on interest-earning assets of 32 basis points. The reduction in the rate paid on liabilities was due in part to repricing of local deposits as general market interest rates fell during 2010 and the first half of 2011. The decline in general market interest rates over the last twelve months also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses

The allowance for loan losses was $4,802,000 as of June 30, 2011, compared to $4,731,000 as of March 31, 2011 and $4,729,000 as of December 31, 2010. The allowance growth occurred in spite of a decline in total loans of $2.9 million since the end of 2010. The provision for loan losses for the second quarter and first half of 2011 was $850,000 and $1,850,000, respectively, compared to $1,000,000 and $2,050,000, respectively, in the same periods in the prior year. Nonperforming loans were $7.9 million as of June 30, 2011, compared to $9.8 million as of March 31, 2011 and $8.4 million as of December 31, 2010. The allowance for loan losses was 1.53% of total loans at June 30, 2011, compared to 1.51% at March 31, 2011 and 1.49% at December 31, 2010.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2011		2010
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$3	$—	$—
Commercial and industrial	—	6	225	26
Consumer	169	131	206	151
Real estate, commercial	805	44	714	4
Real estate, residential	1,049	62	557	6

	$2,023	$246	$1,702	$187

Net charge-offs in the first six months of 2011 were $1,777,000, compared to $1,515,000 in the first half of 2010. Annualized net charge-offs as a percentage of average loans were 1.13% in the first half of 2011 compared to 0.96% for the same period in the prior year. As is shown in the table above, the increase was due to higher net charge-off levels for commercial real estate and residential real estate loans, the effect of which was partially offset by lower net charge-offs of commercial and industrial loans. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2011, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $293,000 in the second quarter of 2011 and $186,000 in the first six months of 2011 compared to the same periods in 2010. An increase in customer services charges of $110,000 in the second quarter of 2011 and $191,000 in the first half of 2011 compared to the prior year was primarily due to growth in debit card fees. Gains on sales of loans grew $64,000 in the second quarter of 2011 and $97,000 in the first six months of 2011 compared to the same periods in 2010 as a result of higher residential mortgage loan production. The decrease in gains on sales of securities in the first half of 2011 compared to the same period in 2010 was caused by $386,000 of securities gains that were recognized in the first quarter of 2010 from sales of preferred stock that represented a recovery of losses recognized on money market preferred securities in the fourth quarter of 2008. Gains on sales of other assets represented sales of other real estate properties where gains were recognized in the second quarter and first half of 2011, in contrast to the same periods in 2010 when losses were recognized.

The Federal Reserve Bank announced final rules in June 2011 that limit the amount that banks can charge for debit card interchange. The rules become effective on October 1, 2011. Although financial institutions with $10 billion or less in total assets are exempt from the rules, the long-term effect may reduce ChoiceOne’s debit card income in the future.

Noninterest Expense

Total noninterest expense increased $342,000 in the second quarter of 2011 and $512,000 in the first six months of 2011 compared to the same periods in 2010. The increase in salaries and benefits of $112,000 in the second quarter of 2011 and $240,000 in the first half of 2011 compared to the same periods in 2010 resulted from higher wages due to staffing additions, higher bonuses paid to staff, higher commission expense from mortgage loan originations, and a higher 401(k) plan company contribution. The growth in occupancy and equipment expense in 2011 compared to 2010 was primarily due to higher depreciation expense. The decrease in FDIC insurance expense in the second quarter and first six months of 2011 compared to the same periods in 2010 was caused by the change beginning in the second quarter of 2011 in the insurance assessment base from total domestic deposits to total assets less tangible equity. As a result of the change, insurance cost will be less under the new assessment method than the prior method. The growth in other noninterest expense in the second quarter and first half of 2011 compared to the same periods in the prior year was primarily due to higher costs in training, recruiting, insurance, and loan expenses.

Income Tax Expense

The increase in income tax expense in the second quarter and first six months of 2011 compared to the same periods in 2010 was caused by higher income before income taxes. Nontaxable income from municipal securities and bank-owned life insurance was also lower in 2011 than in 2010. ChoiceOne’s effective tax rate was 21.8% for the first six months of 2011 compared to 19.7% for the first six months of 2010.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $0.4 million in the second quarter and $12.5 million in the first six months of 2011. Government agency, municipal and corporate securities totaling $22.1 million were purchased in the first six months of 2011 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $6.7 million in various securities were called or matured since the end of 2010. Principal repayments on securities totaled $1.0 million in the first half of 2011. Approximately $3.0 million of securities were sold in the first six months of 2011 for a net gain of $62,000.

A book gain of $386,000 and a tax loss of $95,000 were recognized from the sale of preferred stock in the first quarter of 2010. The difference was caused by losses recorded for book purposes but not tax purposes in the fourth quarter of 2008 when preferred stock was received from the unwinding of money market preferred securities.

Loans

The loan portfolio (excluding loans held for sale) grew $2.5 million in the second quarter of 2011 and has declined $2.9 million since the end of 2010. The increase in the second quarter was primarily due to agricultural and consumer loan growth. Loan demand continues to be affected by the lackluster Michigan economy and reduced real estate values.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $5.5 million as of June 30, 2011, compared to $7.0 million as of March 31, 2011 and $6.6 million as of December 31, 2010. The decrease in the second quarter of 2011 was due to a $1.7 million decrease in commercial real estate loans classified as impaired.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	June 30, 2011	December 31, 2010
Loans accounted for on a nonaccrual basis	$5,607	$6,273
Accruing loans contractually past due 90 days or more as to principal or interest payments	197	23
Loans considered troubled debt restructurings	2,120	2,141

Total	$7,924	$8,437

At June 30, 2011, nonaccrual loans included $4.4 million in commercial industrial and commercial real estate loans and $1.2 million in residential real estate loans. At December 31, 2010, nonaccrual loans included $3.6 million in commercial industrial and commercial real estate loans and $2.7 million in residential real estate loans. The decrease in nonaccrual loans since the end of 2010 was primarily due to charge-offs of loans and transfers of balances to other real estate. Management believes the specific reserves allocated to its nonperforming loans are sufficient at June 30, 2011; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned

The balance of other real estate owned (“OREO”) increased $139,000 in the second quarter of 2011 and $549,000 in the first half of 2011. Commercial and residential real estate loans totaling $2,168,000 were transferred into OREO during the first six months of 2011 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $1,619,000 for the same time period. Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2011. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings

Total deposits decreased $11.8 million in the second quarter of 2011 and have declined $0.4 million since the end of 2010. Checking, money market, and savings deposits have grown $10.4 million in the first six months of 2011, while local certificates of deposit decreased $8.8 million. Management is continuing to emphasize growth in checking, money market, and savings accounts in its effort to obtain lower cost funding. Nonlocal certificates of deposit decreased $1.4 million in the first half of 2011 as a result of maturing deposits.

Federal Home Loan Bank advances decreased $13,000 in the first six months of 2011 as payments were made on an amortizing advance. The balance of securities sold under agreements to repurchase declined $506,000 due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders’ Equity

Total shareholders’ equity has increased $1.9 million in the first half of 2011. Growth in equity resulted primarily from retention of the current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne’s stock, offset by cash dividends paid. ChoiceOne cancelled 4 shares of its common stock in the second quarter of 2010 as a result of the conversion of shares of Valley Ridge Financial Corp. common stock into shares of ChoiceOne common stock and the cash payment for fractional shares. No shares were repurchased in the first six months of 2010 or 2011. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

	Leverage Capital	Tier 1 Capital	Total Risk- Based Capital
Capital balances at June 30, 2011	$37,656	$37,656	$41,710
Required regulatory capital to be considered “well capitalized”	$23,288	20,511	34,186
Capital in excess of “well capitalized” minimum	$14,368	17,145	7,524
Capital ratios at June 30, 2011	8.08%	11.02%	12.20%
Regulatory capital ratios – minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2011 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity and Sensitivity to Interest Rates

Net cash from operating activities was $7.1 million for the six months ended June 30, 2011 compared to $4.0 million provided in the same period a year ago. Higher proceeds from loan sales were partially offset by higher loans originated for sale. Proceeds from sales of other real estate owned were also higher in 2011 than in 2010. Net cash from investing activities was $12.2 million used in the first half of 2011 compared to $1.6 million provided in the same period in 2010. A lower level of funds provided by securities maturities, prepayments and calls and loan originations and repayments caused the change in cash from investing activities. Net cash used in financing activities was $1.7 million in the six months ended June 30, 2011, compared to $10.4 million used in the same period in the prior year. The change was primarily caused by a lower amount of payments on Federal Home Loan Bank advances in 2011 than in 2010.

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Bank also has a secured line of credit available from the Federal Reserve Bank.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new Federal Bureau of Consumer Financial Protection (BCFP), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Registrant’s and the Bank’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Registrant’s results of operations, financial condition, or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 28, 2011, the Registrant issued 1,127 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $13,000. On May 26, 2011, the Registrant issued 2,438 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $26,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the second quarter of 2011. As of June 30, 2011, there were 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant’s Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Item 4 of Form 10-Q has been removed and reserved by the Securities and Exchange Commission.]

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 12, 2011	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Certification pursuant to 18 U.S.C. § 1350.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.