Form 10-Q
period 2011-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2011-11-14
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, the Registrant had outstanding 3,291,837 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,068	$19,074
Federal funds sold	—	5,000

Cash and cash equivalents	10,068	24,074

Securities available for sale	110,498	90,820
Federal Home Loan Bank stock	2,478	2,889
Federal Reserve Bank stock	1,271	1,270
Loans held for sale	1,438	1,610
Loans	321,756	316,940
Allowance for loan losses	(4,834)	(4,729)

Loans, net	316,922	312,211

Premises and equipment, net	12,227	12,525
Other real estate owned, net	1,427	1,953
Cash value of life insurance policies	9,754	9,520
Intangible assets, net	2,284	2,620
Goodwill	13,728	13,728
Other assets	4,940	7,304

Total assets	$487,035	$480,524

Liabilities
Deposits—noninterest-bearing	$70,968	$66,932
Deposits—interest-bearing	326,425	322,952

Total deposits	397,393	389,884

Advances from Federal Home Loan Bank	8,454	8,473
Securities sold under agreements to repurchase	17,118	22,249
Federal funds purchased	2,400	—
Other liabilities	4,191	5,605

Total liabilities	429,556	426,211
Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,290,915 at Sept 30, 2011 and 3,280,515 at December 31, 2010	46,578	46,461
Retained earnings	8,264	6,952
Accumulated other comprehensive income, net	2,637	900

Total shareholders’ equity	57,479	54,313

Total liabilities and shareholders’ equity	$487,035	$480,524

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$4,635	$4,787	$13,777	$14,278
Securities:
Taxable	449	369	1,313	1,087
Tax exempt	312	345	961	1,062
Other	3	6	16	12

Total interest income	5,399	5,507	16,067	16,439

Interest expense
Deposits	728	967	2,280	3,046
Advances from Federal Home Loan Bank	78	178	230	605
Other	70	73	217	229

Total interest expense	876	1,218	2,727	3,880

Net interest income	4,523	4,289	13,340	12,559
Provision for loan losses	950	900	2,800	2,950

Net interest income after provision for loan losses	3,573	3,389	10,540	9,609

Noninterest income
Customer service charges	898	821	2,613	2,345
Insurance and investment commissions	163	156	533	526
Gains on sales of loans	125	209	396	383
Gains on sales of securities	5	91	67	488
Gains/(losses) on sales of other assets	27	(66)	69	(167)
Earnings on life insurance policies	90	90	267	269
Other	198	164	585	459

Total noninterest income	1,506	1,465	4,530	4,303

Noninterest expense
Salaries and benefits	1,842	1,808	5,518	5,244
Occupancy and equipment	592	577	1,724	1,657
Data processing	436	402	1,302	1,240
Professional fees	199	169	582	518
Supplies and postage	115	129	394	400
Advertising and promotional	26	31	112	101
Loan and collection expense	146	193	397	443
FDIC insurance	108	156	405	468
Intangible amortization	112	112	336	336
Other	342	349	1,082	941

Total noninterest expense	3,918	3,926	11,852	11,348

Income before income tax	1,161	928	3,218	2,564
Income tax expense	275	189	724	512

Net income	$886	$739	$2,494	$2,052

Basic earnings per share	$0.27	$0.23	$0.76	$0.63

Diluted earnings per share	$0.27	$0.23	$0.76	$0.63

Dividends declared per share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
Balance, January 1, 2010	3,265,714	$46,326	$5,813	$787	$52,926

Comprehensive income
Net income			2,052		2,052
Net change in unrealized gain on securities available for sale, net of tax of $506				983	983

Total comprehensive income					3,035

Shares issued	12,104	99			99
Shares cancelled	(4)	—			—
Change in ESOP repurchase obligation		(14)			(14)
Effect of stock options granted		11			11
Effect of employee stock purchases		11			11
Cash dividends declared ($0.36 per share)			(1,178)		(1,178)

Balance, September 30, 2010	3,277,814	$46,433	$6,687	$1,770	$54,890

Balance, January 1, 2011	3,280,515	$46,461	$6,952	$900	$54,313

Comprehensive income
Net income			2,494		2,494
Net change in unrealized gain on securities available for sale, net of tax of $895				1,737	1,737

Total comprehensive income					4,231

Shares issued	9,923	104			104
Exercise of stock options	477
Change in ESOP repurchase obligation		(2)			(2)
Effect of stock options granted		4			4
Effect of employee stock purchases		11			11
Cash dividends declared ($0.36 per share)			(1,182)		(1,182)

Balance, September 30, 2011	3,290,915	$46,578	$8,264	$2,637	$57,479

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Cash flows from operating activities:
Net income	$2,494	$2,052
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,800	2,950
Depreciation	711	662
Amortization	949	848
Expense related to employee stock options and stock purchases	15	22
Gains on sales of securities	(67)	(488)
Gains on sales of loans	(396)	(383)
Loans originated for sale	(17,357)	(16,488)
Proceeds from loan sales	17,872	16,429
Earnings on bank-owned life insurance	(267)	(269)
Losses/(gains) on sales of other real estate owned	(230)	166
Write-downs of other real estate owned	164	257
Proceeds from sales of other real estate owned	2,866	640
Deferred federal income tax benefit	(138)	(106)
Net changes in other assets	2,300	202
Net changes in other liabilities	(2,171)	(72)

Net cash from operating activities	9,545	6,422

Cash flows from investing activities:
Securities available for sale:
Sales	3,031	5,614
Maturities, prepayments and calls	15,047	19,141
Purchases	(35,522)	(38,955)
Sale of Federal Home Loan Bank stock	411	—
Purchase of Federal Reserve Bank stock	(1)	—
Loan originations and repayments, net	(9,785)	4,561
Additions to premises and equipment	(413)	(1,536)

Net cash from investing activities	(27,232)	(11,175)

Cash flows from financing activities:
Net change in deposits	7,509	21,554
Net change in repurchase agreements	(5,131)	(1,256)
Net change in federal funds purchased	2,400	—
Proceeds from Federal Home Loan Bank advances	250	—
Payments on Federal Home Loan Bank advances	(269)	(6,519)
Issuance of common stock	104	99
Cash dividends	(1,182)	(1,178)

Net cash from financing activities	3,681	12,700

Net change in cash and cash equivalents	(14,006)	7,947
Beginning cash and cash equivalents	24,074	19,750

Ending cash and cash equivalents	$10,068	$27,697

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,776	$3,997
Cash paid for income taxes	$415	$110
Loans transferred to other real estate	$2,274	$1,054
Other real estate transferred to loans	$—	$85

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2011 and September 30, 2010, the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2011 and September 30, 2010, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and September 30, 2010. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Stock Transactions

A total of 5,283 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $61,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2011. A total of 4,640 shares were issued to employees for a cash price of $43,000 under the Employee Stock Purchase Plan in the first three quarters of 2011. A total of 477 shares were issued upon the exercise of stock options in the first quarter of 2011.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, (“ASU 2011-02”), which amends FASB ASC 310-40, Receivables—Troubled Debt Restructurings by Creditors because of inconsistencies in practice and the increased volume of debt modifications. ASU 2011-02 provides additional clarifying guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring qualifies as a troubled debt restructuring. The effective date of implementation is for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings that occurred after the beginning of the fiscal year of adoption, with early application allowed. As a result of applying ASU 2011-02, receivables that are newly considered impaired for which impairment was previously measured using a general allowance for credit losses may be identified. Disclosure is required of the total amount of receivables and the allowance for loan losses as of the end of the period of adoption. For purposes of measuring impairment of those receivables, ASU 2011-02 should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. ChoiceOne adopted ASU 2011-02 in the third quarter of 2011.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other: Testing Goodwill for Impairment, (“ASU 2011-08”) to simplify how entities test goodwill for impairment. Prior to ASU 2011-08, an entity was required to perform a two-step test to assess goodwill for impairment. The first step compared the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit was less than its carrying value, the second step was used to measure the amount of the impairment loss, if any. ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing appropriate events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is not required to perform the two-step impairment test for the reporting unit. ASU 2011-08 applies to both an entity’s annual and interim goodwill impairment tests. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. ChoiceOne plans to adopt ASU 2011-08 as of December 31, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

NOTE 2—SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,943	$692	$(1)	$40,634
State and municipal	50,620	2,743	(193)	53,170
Mortgage-backed	6,908	305	—	7,213
Corporate	5,940	104	(5)	6,039
FDIC-guaranteed financial institution debt	2,012	32	—	2,044
Equity securities	1,500	—	(102)	1,398

Total	$106,923	$3,876	$(301)	$110,498

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$28,737	$382	$(53)	$29,066
State and municipal	47,319	935	(373)	47,881
Mortgage-backed	7,307	298	(6)	7,599
Corporate	2,854	36	(7)	2,883
FDIC-guaranteed financial institution debt	2,020	33	—	2,053
Equity securities	1,500	—	(162)	1,338

Total	$89,737	$1,684	$(601)	$90,820

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first three quarters of 2011. One municipal security with a fair value of $330,000 was considered to be other-than-temporarily impaired as of September 30, 2011. The issuer of the security defaulted upon its maturity in September 2009. Impairment losses of $141,000 were recorded through December 2010 due to uncertainty as to when the principal payment will be received. A settlement agreement was reached with the security’s issuer in March 2011. Based on the agreement, ChoiceOne believes it will receive an amount equal to or greater than its carrying value for the security.

Other than the security noted in the preceding paragraph, ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3—ALLOWANCE FOR LOAN LOSSES

An analysis of changes in the allowance for loan losses follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,802	$4,857	$4,729	$4,322
Provision charged to expense	950	900	2,800	2,950
Recoveries credited to the allowance	74	74	320	261
Loans charged off	(992)	(990)	(3,015)	(2,692)

Balance at end of period	$4,834	$4,841	$4,834	$4,841

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)

	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Nine Months Ended September 30, 2011
Beginning balance	$181	$641	$243	$1,729	$2	$1,554	$379	$4,729
Charge-offs	—	(159)	(262)	(1,092)	—	(1,502)	—	(3,015)
Recoveries	6	9	177	51	—	77	—	320
Provision	37	283	59	965	1	1,819	(364)	2,800

Ending balance	$224	$774	$217	$1,653	$3	$1,948	$15	$4,834

Individually evaluated for impairment	$—	$84	$—	$369	$—	$—	$—	$453

Collectively evaluated for impairment	$224	$690	$217	$1,284	$3	$1,948	$15	$4,381

Nine Months Ended September 30, 2010
Beginning balance	$124	$735	$306	$1,546	$3	$1,590	$18	$4,322
Charge-offs	—	(272)	(328)	(1,256)	—	(836)	—	(2,692)
Recoveries	—	44	194	16	—	7	—	261
Provision	62	499	107	1,026	(1)	827	430	2,950

Ending balance	$186	$1,006	$279	$1,332	$2	$1,588	$448	$4,841

Individually evaluated for impairment	$—	$200	$—	$874	$—	$—	$—	$1,074

Collectively evaluated for impairment	$186	$806	$279	$458	$2	$1,588	$448	$3,767

Loans
September 30, 2011
Individually evaluated for impairment	$—	$214	$—	$3,702	$—	$1,396	$—	$5,312
Collectively evaluated for impairment	35,605	57,517	18,988	107,882	1,112	95,340		316,444

Ending balance	$35,605	$57,731	$18,988	$111,584	$1,112	$96,736	$—	$321,756

December 31, 2010
Individually evaluated for impairment	$39	$272	$—	$3,529	$—	$2,733	$—	$6,573
Collectively evaluated for impairment	29,642	55,675	16,709	112,822	853	94,666		310,367

Ending balance	$29,681	$55,947	$16,709	$116,351	$853	$97,399	$—	$316,940

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

Information regarding the Bank’s credit exposure follows:

(Dollars in thousands)

Corporate Credit Exposure—Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Risk rating 2	$4,346	$1,901	$2,683	$2,818	$6,441	$6,755
Risk rating 3	20,261	17,592	28,267	29,806	47,490	57,265
Risk rating 4	7,828	8,919	22,631	20,198	36,340	31,921
Risk rating 5	2,845	1,017	3,379	2,703	13,428	14,069
Risk rating 6	276	213	704	251	6,780	5,412
Risk rating 7	49	39	67	171	1,105	929

	$35,605	$29,681	$57,731	$55,947	$111,584	$116,351

Consumer Credit Exposure—Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Performing	$18,935	$16,519	$1,112	$853	$95,322	$92,885
Nonperforming	53	190	—	—	1,414	4,514

	$18,988	$16,709	$1,112	$853	$96,736	$97,399

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) as of September 30, 2011 that were modified during the three month and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate	—	$—	$—	5	$554	$554

The pre-modification and post-modification outstanding recorded investment represents amounts as of the date of loan modification. If a difference exists between the pre-modification and post-modification outstanding recorded investment, it represents impairment recognized through the provision for loan losses computed based on a loan’s post-modification present value of expected future cash flows discounted at the loan’s original effective interest rate. If no difference exists, a loss is not expected to be incurred based on an assessment of the borrower’s expected cash flows.

The following schedule provides information on TDRs as of September 30, 2011 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and nine months ended September 30, 2011 that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods:
	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	3	$255	3	$255
Residential real estate	5	475	7	780

	8	$730	10	$1,035

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2011
With no related allowance recorded
Agricultural	$—	$—	$—	$57	$—
Commercial and industrial	127	134	—	183	—
Commercial real estate	2,399	3,594	—	2,680	15
Residential real estate	1,396	1,396	—	1,630	36
With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	87	93	84	91	—
Commercial real estate	1,304	1,525	369	1,454	5
Residential real estate	—	—	—	—	—
Total
Agricultural	—	—	—	57	—
Commercial and industrial	214	227	84	274	—
Commercial real estate	3,703	5,119	369	4,134	20
Residential real estate	1,396	1,396	—	1,630	36

December 31, 2010
With no related allowance recorded Agricultural	$39	$44	$—	$165	$—
Commercial and industrial	222	229	—	211	(5)
Commercial real estate	1,914	2,385	—	1,951	(2)
Residential real estate	2,733	2,736	—	2,640	170
With an allowance recorded
Agricultural	—	—	—	65	—
Commercial and industrial	50	50	50	464	12
Commercial real estate	1,615	1,672	531	3,591	(3)
Residential real estate	—	—	—	—	—
Total
Agricultural	39	44	—	230	—
Commercial and industrial	272	279	50	675	7
Commercial real estate	3,529	4,057	531	5,542	(5)
Residential real estate	2,733	2,736	—	2,640	170

An aging analysis of loans by loan category follows:

(Dollars in thousands)	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
September 30, 2011
Agricultural	$5	$45	$56	$106	$35,499	$35,605	$—
Commercial and industrial	96	419	141	656	57,075	57,731	—
Consumer	121	53	52	226	18,762	18,988	15
Commercial real estate	1,043	466	2,939	4,448	107,136	111,584	—
Construction real estate	—	—	—	—	1,112	1,112	—
Residential real estate	1,757	236	521	2,514	94,222	96,736	182

	$3,022	$1,219	$3,709	$7,950	$313,806	$321,756	$197

December 31, 2010
Agricultural	$71	$7	$39	$117	$29,564	$29,681	$—
Commercial and industrial	133	175	142	450	55,497	55,947	—
Consumer	84	41	29	154	16,555	16,709	23
Commercial real estate	266	646	2,129	3,041	113,310	116,351	—
Construction real estate	—	—	—	—	853	853	—
Residential real estate	1,223	833	2,249	4,305	93,094	97,399	—

	$1,777	$1,702	$4,588	$8,067	$308,873	$316,940	$23

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Agricultural	$289	$64
Commercial and industrial	240	256
Consumer	23	5
Commercial real estate	3,620	3,302
Construction real estate	—	—
Residential real estate	1,352	2,646

	$5,524	$6,273

NOTE 4—EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2011	2010	2011	2010
Basic Earnings Per Share
Net income available to common shareholders	$886	$739	$2,494	$2,052

Weighted average common shares outstanding	3,289,203	3,275,801	3,285,377	3,271,301

Basic earnings per share	$0.27	$0.23	$0.76	$0.63

Diluted Earnings Per Share
Net income available to common shareholders	$886	$739	$2,494	$2,052

Weighted average common shares outstanding	3,289,203	3,275,801	3,285,377	3,271,301
Plus dilutive stock options	—	—	—	—

Weighted average common shares outstanding and potentially dilutive shares	3,289,203	3,275,801	3,285,377	3,271,301

Diluted earnings per share	$0.27	$0.23	$0.76	$0.63

There were 46,656 stock options as of September 30, 2011 and 49,232 as of September 30, 2010, that are considered to be anti-dilutive to earnings per share for the three-month and nine-month periods ended September 30, 2011 and 2010. These stock options have been excluded from the calculation above.

NOTE 5—FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$10,068	$10,068	$19,074	$19,074
Federal funds sold	—	—	5,000	5,000
Securities available for sale	110,498	110,498	90,820	90,820
Federal Home Loan Bank and Federal Reserve Bank stock	3,749	3,749	4,159	4,159
Loans held for sale	1,438	1,438	1,610	1,610
Loans, net	316,922	317,081	312,211	314,781
Accrued interest receivable	2,283	2,283	2,000	2,000
Liabilities:
Demand, savings and money market deposits	246,970	246,970	229,378	229,378
Time deposits	150,423	151,792	160,506	159,616
Repurchase agreements	17,118	16,810	22,249	22,251
Federal funds purchased	2,400	2,400	—	—
Advances from Federal Home Loan Bank	8,454	8,802	8,473	8,947
Accrued interest payable	182	182	231	231

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at September 30, 2011 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank advances are based on the rates paid at September 30, 2011 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6—FAIR VALUE MEASUREMENTS

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of September 30, 2011 or December 31, 2010. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale—September 30, 2011
U.S. Government and federal agency	$40,241	$393	$—	$40,634
State and municipal	—	50,859	2,311	53,170
Mortgage-backed	—	7,213	—	7,213
Corporate	—	6,039	—	6,039
FDIC-guaranteed financial institution debt	—	2,044	—	2,044
Equity securities	—	898	500	1,398

Total	$40,241	$67,446	$2,811	$110,498

Investment Securities, Available for Sale—December 31, 2010
U.S. Government and federal agency	$29,066	$—	$—	$29,066
State and municipal	—	45,542	2,339	47,881
Mortgage-backed	—	7,599	—	7,599
Corporate	2,883	—	—	2,883
FDIC-guaranteed financial institution debt	2,053	—	—	2,053
Equity securities	—	838	500	1,338

Total	$30,358	$53,979	$2,839	$90,820

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	2011	2010
Investment Securities Available for Sale
Balance, January 1	$2,839	$2,807
Total realized and unrealized gains (losses) included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	185	8
Net purchases, sales, calls, and maturities	(280)	(271)
Net transfers in/out of Level 3	67	269

Balance, September 30	$2,811	$2,813

Of the Level 3 assets that were held by the Bank at September 30, 2011, the net unrealized gain for the nine months ended September 30, 2011 was $185,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first three quarters of 2011 or 2010.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust preferred security. The Bank estimates the fair value of these securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
September 30, 2011	$5,312	$—	$—	$5,312	$381
December 31, 2010	$6,573	$—	$—	$6,573	$164

Other Real Estate
September 30, 2011	$1,427	$—	$—	$1,427	$164
December 31, 2010	$1,953	$—	$—	$1,953	$528

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

Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and current economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on the Company’s assets reported on the balance sheet as well as its net income.

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

Management performed its annual review of goodwill as of June 30, 2011. ChoiceOne engaged an outside consulting firm to assist in the goodwill impairment analysis. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepted accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the following valuation approaches:

Income Approach: A discounted cash flow value was calculated based on earnings capacity. The discount rate used for the calculation was 12.90%. The growth assumption for assets was 0.2% for the first year and 1.0% in subsequent years. In addition, it was assumed that cost savings of 20% of noninterest expense would occur as a result of synergies and cost reductions from a change in control.

Market Approach: The analysis was based on price-to-earnings multiples, price-to-tangible-book value ratios, and core deposit premiums for selected bank sale transactions.

The Asset Approach was also an approach reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity. The fair value was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 4.6%. Based on this assessment, management believed that there was no indication of goodwill impairment.

RESULTS OF OPERATIONS

Summary

Net income was $886,000 in the third quarter of 2011 compared to $739,000 in the third quarter of 2010. For the nine months ended September 30, 2011, net income was $2,494,000, compared to $2,052,000 in the same period in 2010. The increase in the third quarter of 2011 was caused by higher net interest income and noninterest income, which was partially offset by an increase in the provision for loan losses. Net income growth in the first nine months of 2011 resulted from higher net interest income and noninterest income and a lower provision for loan losses, which was partially offset by higher noninterest expense. Basic and diluted earnings per common share were $0.27 for the third quarter of 2011 and $0.76 for the first nine months of 2011, compared to $0.23 and $0.63 for the same periods in 2010. The annualized return on average assets and return on average shareholders’ equity was 0.69% and 5.97%, respectively, for the first three quarters of 2011, compared to 0.59% and 5.09%, respectively, for the same period in 2010.

Dividends

Cash dividends of $394,000 or $0.12 per share were declared in the third quarter of 2011, compared to $393,000 or $0.12 per share in the third quarter of 2010. The cash dividends declared in the first nine months of 2011 were $1,182,000 or $0.36 per share, compared to $1,178,000 or $0.36 per share declared in 2010. The cash dividend payout percentage was 47% for the first three quarters of 2011, compared to 57% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 below provide information regarding interest income and expense for the nine-month periods ended September 30, 2011 and 2010, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1—Average Balances and Tax-Equivalent Interest Rates

	Nine Months Ended September 30,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$315,767	$13,792	5.82%	$315,164	$14,294	6.05%
Taxable securities (2) (3)	69,586	1,312	2.51	48,719	1,087	2.97
Nontaxable securities (1) (2)	33,556	1,452	5.77	35,595	1,603	6.00
Other	1,412	16	1.51	6,869	12	0.23

Interest-earning assets	420,321	16,572	5.26	406,347	16,996	5.58
Noninterest-earning assets	64,353			59,241

Total assets	$484,674			$465,588

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$125,356	416	0.44%	$107,828	423	0.52%
Savings deposits	45,413	42	0.12	39,938	65	0.22
Certificates of deposit	154,525	1,822	1.57	159,933	2,558	2.13
Advances from Federal Home Loan Bank	8,464	230	3.62	17,467	605	4.62
Other	20,650	217	1.40	18,533	229	1.65

Interest-bearing liabilities	354,408	2,727	1.03	343,699	3,880	1.51

Noninterest-bearing demand deposits	71,147			62,894
Other noninterest-bearing liabilities	3,456			5,192
Shareholders’ equity	55,663			53,803

Total liabilities and shareholders’ equity	$484,674			$465,588

Net interest income (tax-equivalent basis)—interest spread		13,845	4.23%		13,116	4.07%

Tax-equivalent adjustment (1)		(504)			(557)

Net interest income		$13,341			$12,559

Net interest income as a percentage of earning assets (tax-equivalent basis)			4.39%			4.30%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2—Changes in Tax-Equivalent Net Interest Income

	Nine Months Ended September 30, 2011 Over 2010
(Dollars in thousands)	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(502)	$45	$(547)
Taxable securities	225	495	(270)
Nontaxable securities (2)	(151)	(90)	(61)
Other	4	(22)	26

Net change in tax-equivalent income	(424)	428	(852)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(7)	86	(93)
Savings deposits	(23)	13	(36)
Certificates of deposit	(736)	(84)	(652)
Advances from Federal Home Loan Bank	(375)	(265)	(110)
Other	(12)	34	(46)

Net change in interest expense	(1,153)	(216)	(937)

Net change in tax-equivalent net interest income	$729	$644	$85

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $504,000 and $557,000 for the nine months ended September 30, 2011 and 2010, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $729,000 in the first nine months of 2011 compared to the same period in 2010. The relationship between growth in average interest-earning assets and average interest-bearing liabilities caused net interest income to increase $644,000 in the first three quarters of 2011 compared to the same period in the prior year. Growth in the net interest spread of 16 basis points helped to provide an $85,000 increase in net interest income in the first nine months of 2011 compared to the same period in 2010.

The average balance of loans increased $0.6 million in the first nine months of 2011 compared to the same period in 2010. Average commercial and industrial and commercial real estate loans were $0.2 million lower in the first three quarters of 2011 than in the first three quarters of 2010, while average consumer loans were $1.8 million higher and average residential real estate loans were $1.0 million lower in the same time periods. The net decrease in the average loans balance combined with a 23 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $502,000 in the first nine months of 2011 compared to the same period in the prior year. The average balance of total securities grew $18.8 million in the first nine months of 2011 compared to the same period in 2010. Additional securities were purchased in the first three quarters of 2011 to provide earning asset growth. The growth in securities, offset by the effect of lower interest rates earned, caused interest income to increase $225,000 in the first three quarters of 2011 compared to the same period in 2010. Interest income from other interest-earning assets was up slightly in the first nine months of 2011 as a lower average balance in average assets was offset by a 128 basis point increase in the average rate earned.

The average balance of interest-bearing demand deposits increased $17.5 million in the first nine months of 2011 compared to the same period in 2010. The effect of the higher average balance, offset by an 8 basis point decline in the average rate paid, caused interest expense to decrease $7,000 in the first three quarters of 2011 compared to the first three quarters of 2010. The average balance of savings deposits increased $5.5 million in the first nine months of 2011 compared to the same period in the prior year. The impact of the savings deposit growth was offset by a 10 basis point drop in the average rate paid, which caused interest expense to decrease $23,000 in the first nine months of 2011 compared to the same period in 2010. The average balance of certificates of deposit was down $5.4 million in the first nine months of 2011 compared to the same period in 2010. The average balance of local certificates was $4.3 million lower and the average balance of nonlocal certificates was $1.1 million lower in the first nine months of 2011 than in the same period in 2010. The decline in certificates of deposit plus a 56 basis point reduction in the average rate paid on certificates caused interest expense to fall $736,000 in the first three quarters of 2011 compared to the same period in 2010. The average balance of advances from the Federal Home Loan Bank (“FHLB”) was $9.0 million lower in the first nine months of 2011 than in the same period of the prior year. The average rate paid on FHLB advances was 100 basis points lower in the first three quarters of 2011 than in the same period of 2010 due to maturities of higher-rate advances in the fourth quarter of 2010. The combination of the decline in FHLB advances and the decrease in the average rate paid caused interest expense to decrease $375,000 in the first nine months of 2011 compared to the same period in 2010. A $2.1 million increase in the average balance of other interest-bearing liabilities in the first nine months of 2011 compared to the same period in 2010 less the impact of a 25 basis point drop in the average rate paid caused a $12,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 4.23% in the first nine months of 2011, compared to 4.07% for the same period in 2010. The growth in the interest spread was due to a 48 basis point decrease in the average rate paid on interest-bearing liabilities in the first three quarters of 2011 compared to the same period in 2010, which was partially offset by a drop in the average rate earned on interest-earning assets of 32 basis points. The reduction in the rate paid on liabilities was due in part to repricing of local deposits as general market interest rates fell during 2010 and 2011. The decline in general market interest rates also impacted the rates earned on interest-earning assets as the rates earned on new assets were less than the maturing assets that they replaced.

Provision and Allowance for Loan Losses

The allowance for loan losses was $4,834,000 as of September 30, 2011, compared to $4,802,000 as of June 30, 2011 and $4,729,000 as of December 31, 2010. The allowance growth was due in part to the loan growth that has occurred in 2011. The provision for loan losses for the third quarter and first nine months of 2011 was $950,000 and $2,800,000, respectively, compared to $900,000 and $2,950,000, respectively, in the same periods in the prior year. Nonperforming loans were $7.7 million as of September 30, 2011, compared to $7.9 million as of June 30, 2011 and $8.4 million as of December 31, 2010. The allowance for loan losses was 1.50% of total loans at September 30, 2011, compared to 1.53% at June 30, 2011 and 1.49% at December 31, 2010.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

	2011		2010
(Dollars in thousands)	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$6	$—	$—
Commercial and industrial	159	9	272	44
Consumer	262	177	328	194
Real estate, commercial	1,092	51	1,256	16
Real estate, residential	1,502	77	836	7

	$3,015	$320	$2,692	$261

Net charge-offs in the first nine months of 2011 were $2,695,000, compared to $2,431,000 in the first three quarters of 2010. Annualized net charge-offs as a percentage of average loans were 1.14% in the first nine months of 2011 compared to 1.03% for the same period in the prior year. As is shown in the table above, the increase was due to higher net charge-off levels for residential real estate loans, the effect of which was partially offset by lower net charge-offs of commercial and industrial loans and commercial real estate loans. The increase in residential real estate loan net charge-offs resulted from deeper discounts taken on charge-offs of foreclosed properties in 2011 than in 2010. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2011, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $41,000 in the third quarter of 2011 and $227,000 in the first nine months of 2011 compared to the same periods in 2010. An increase in customer services charges of $77,000 in the third quarter of 2011 and $268,000 in the first three quarters of 2011 compared to the prior year was primarily due to growth in debit card fees. Gains on sales of loans were $84,000 lower in the third quarter of 2011 as residential mortgage loan refinancing activity was higher in the same period in 2010. The decrease in gains on sales of securities in the first three quarters of 2011 compared to the same period in 2010 was primarily caused by $386,000 of securities gains that were recognized in the first quarter of 2010 from sales of preferred stock that represented a recovery of losses recognized on money market preferred securities in the fourth quarter of 2008. Gains on sales of other assets represented sales of other real estate properties where gains were recognized in the third quarter and first nine months of 2011, in contrast to the same periods in 2010 when losses were recognized. The change in results from sales of other real estate properties was due in part to deeper discounts taken in late 2010 and early 2011 when loans were charged off and moved to other real estate.

The Federal Reserve Bank announced final rules in June 2011 that limit the amount that banks can charge for debit card interchange. The rules became effective on October 1, 2011. Although financial institutions with $10 billion or less in total assets are exempt from the rules, the long-term effect may reduce ChoiceOne’s debit card income in the future.

Noninterest Expense

Total noninterest expense decreased $8,000 in the third quarter of 2011 and increased $504,000 in the first nine months of 2011 compared to the same periods in 2010. The increase in salaries and benefits of $34,000 in the third quarter of 2011 and $274,000 in the first three quarters of 2011 compared to the same periods in 2010 resulted from higher wages due to staffing additions, higher bonuses paid to staff, higher commission expense from mortgage loan originations, and a higher company contribution to the 401(k) plan. The growth in occupancy and equipment expense in 2011 compared to 2010 was primarily due to higher depreciation expense. The higher level of data processing expense in 2011 compared to 2010 was caused by charges related to electronic banking and debit card usage. Professional fees were up in 2011 compared to 2010 as a result of higher legal and consulting expenses. Loan and collection expense was lower both in the third quarter and first nine months of 2011 due to lower costs of handling nonperforming loans and other real estate properties. The decrease in FDIC insurance expense in 2011 compared to 2010 was caused by the change beginning in the second quarter of 2011 in the insurance assessment base from total domestic deposits to total assets less tangible equity. As a result of the change, insurance cost will be less under the new assessment method than the prior method. The growth in other noninterest expense in the first nine months of 2011 compared to the same period in the prior year was primarily due to higher costs in training, recruiting, insurance, and loan expenses.

Income Tax Expense

The increase in income tax expense in the third quarter and first nine months of 2011 compared to the same periods in 2010 was caused by higher income before income taxes. Nontaxable income from municipal securities and bank-owned life insurance was also lower in 2011 than in 2010. ChoiceOne’s effective tax rate was 22.5% for the first three quarters of 2011 compared to 20.0% for the same period in 2010.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $7.1 million in the third quarter and $19.7 million in the first nine months of 2011. Government agency, corporate, municipal and mortgage-backed securities totaling $35.5 million were purchased in the first three quarters of 2011 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $13.5 million in various securities were called or matured since the end of 2010. Principal repayments on securities totaled $1.5 million in the first nine months of 2011. Approximately $3.0 million of securities were sold in the first three quarters of 2011 for a net gain of $66,000.

A book gain of $386,000 and a tax loss of $95,000 were recognized from the sale of preferred stock in the first quarter of 2010. The difference was caused by losses recorded for book purposes but not tax purposes in the fourth quarter of 2008 when preferred stock was received from the unwinding of money market preferred securities.

Loans

The loan portfolio (excluding loans held for sale) grew $7.7 million in the third quarter of 2011 and $4.8 million since the end of 2010. The increase in the third quarter and first nine months of 2011 was primarily due to agricultural and consumer loan growth. Loan demand continues to be affected by the lackluster Michigan economy and reduced real estate values.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $5.3 million as of September 30, 2011, compared to $5.5 million as of June 30, 2011 and $6.6 million as of December 31, 2010. The decrease since the end of 2010 was due to a $1.3 million decrease in residential real estate loans classified as impaired.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Loans accounted for on a nonaccrual basis	$5,524	$6,273
Accruing loans contractually past due 90 days or more as to principal or interest payments	91	23
Loans considered troubled debt restructurings	2,056	2,141

Total	$7,671	$8,437

At September 30, 2011, nonaccrual loans included $4.1 million in commercial industrial and commercial real estate loans and $1.4 million in residential real estate loans. At December 31, 2010, nonaccrual loans included $3.6 million in commercial industrial and commercial real estate loans and $2.7 million in residential real estate loans. The decrease in nonaccrual loans since the end of 2010 was primarily due to charge-offs of loans and transfers of balances to other real estate. Management believes the specific reserves allocated to its nonperforming loans are sufficient at September 30, 2011; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned

The balance of other real estate owned (“OREO”) decreased $1,075,000 in the third quarter of 2011 and $526,000 in the first nine months of 2011. Commercial and residential real estate loans totaling $2,274,000 were transferred into OREO during the first three quarters of 2011 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $2,800,000 for the same time period. Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2011. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings

Total deposits increased $8.0 million in the third quarter of 2011 and have grown $7.5 million since the end of 2010. Checking, money market, and savings deposits have grown $7.9 million in the third quarter of 2011 and $17.6 million in the first nine months of 2011, while local certificates of deposit increased $0.8 million and decreased $8.1 million, respectively, in the same time periods. Management is continuing to emphasize growth in checking, money market, and savings accounts in its effort to obtain lower cost funding. Nonlocal certificates of deposit decreased $2.1 million in the first three quarters of 2011 as a result of maturing deposits.

Federal Home Loan Bank advances decreased $19,000 in the first nine months of 2011 as payments were made on an amortizing advance. The balance of securities sold under agreements to repurchase declined $5.1 million due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding.

Shareholders’ Equity

Total shareholders’ equity has increased $3.2 million in the first nine months of 2011. Growth in equity resulted primarily from retention of the current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne’s stock, offset by cash dividends paid. ChoiceOne cancelled 4 shares of its common stock in the second quarter of 2010 as a result of the conversion of shares of Valley Ridge Financial Corp. common stock into shares of ChoiceOne common stock and the cash payment for fractional shares. No shares were repurchased in the first three quarters of 2010 or 2011. Shares of common stock may be repurchased in the future if management deems it to be a prudent use of capital.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

	Leverage Capital	Tier 1 Capital	Total Risk- Based Capital
Capital balances at September 30, 2011	$38,264	$38,264	$42,361
Required regulatory capital to be considered “well capitalized”	23,435	20,717	34,529
Capital in excess of “well capitalized” minimum	14,829	17,547	7,832
Capital ratios at September 30, 2011	8.16%	11.08%	12.27%
Regulatory capital ratios—minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2011 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity and Sensitivity to Interest Rates

Net cash from operating activities was $9.5 million for the nine months ended September 30, 2011 compared to $6.4 million provided in the same period a year ago. Higher proceeds from sales of other real estate owned comprised the largest portion of the increase. Net cash used in investing activities was $27.2 million in the first three quarters of 2011 compared to $11.2 million used in the same period in 2010. The increase was primarily due to a $14.3 million change in loan originations in 2011 compared to 2010. Net cash from financing activities was $3.7 million in the nine months ended September 30, 2011, compared to $12.7 million from the same period in the prior year. The effect of $14.0 million less growth in deposits was partially offset by $6.3 million less in payments on Federal Home Loan Bank advances.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of this report, other than as set forth above, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne’s risk factors, as compared to the information disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 28, 2011, the Registrant issued 766 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $9,000. The Registrant relied on the exemption contained in Section 4(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the third quarter of 2011. As of September 30, 2011, there were 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant’s Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 14 , 2011	/s/ James A. Bosserd
James A. Bosserd
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14 , 2011	/s/ Thomas L. Lampen
Thomas L. Lampen
Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document
3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.