Form 10-K
period 2011-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2012-03-28
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of common stock held by non-affiliates of the Registrant was $40.3 million. This amount is based on an average bid price of $12.25 per share for the Registrant’s stock as of such date.

As of March 15, 2012, the Registrant had 3,293,626 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9A incorporate by reference portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held April 25, 2012.

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and the Registrant itself. Words such as “anticipates,” “believes,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other than temporary) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, the Registrant undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General

ChoiceOne Financial Services, Inc. (the “Registrant”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant’s only subsidiary and significant asset as of December 31, 2011, was ChoiceOne Bank (the “Bank”). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the “Mortgage Company”). In December 2008, the operations of the Mortgage Company were consolidated into the Bank and the Mortgage Company subsidiary was eliminated. The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. (“VRFC”), a single-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

The Registrant’s business is primarily concentrated in a single industry segment—banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank’s consumer loan department makes direct and indirect loans to consumers and purchasers of residential and real property. The Mortgage Company originated and sold a full line of conventional type mortgage loans for 1-4 family and multi-family residential real estate properties. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

The Bank’s primary market area lies within portions of Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. Currently the Bank serves these markets through thirteen full-service offices. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 67%, 69%, and 70% of total revenues in 2011, 2010, and 2009, respectively. Interest on securities accounted for 11%, 10%, and 11% of total revenues in 2011, 2010, and 2009, respectively.

The Consolidated Financial Statements incorporated by reference in Part II, Item 8 contain information concerning the financial position and results of operations of the Registrant.

Competition

The Bank’s competition primarily comes from other financial institutions located within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan. There are a number of larger commercial banks within the Bank’s primary market area. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

Supervision and Regulation

Banks and bank holding companies are extensively regulated. The Registrant is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Registrant’s activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Registrant to acquire control of any additional bank holding companies, banks or other operating subsidiaries.

The Bank is chartered under state law and is subject to regulation by the Michigan Office of Financial and Insurance Regulation. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the extent provided by law. The Bank became a member of the Federal Home Loan Bank system in March 1993. This provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

The Registrant is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank can lend or otherwise supply funds to the Registrant. In addition, payment of dividends to the Registrant by the Bank is subject to various state and federal regulatory limitations.

Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to the Bank and to commit resources to support it. The FDIC formed the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). The FDIC will maintain the insurance reserves of the DIF by assessing depository institutions an insurance premium.

The FDIC adopted final regulations that implemented the Reform Act to create a stronger and more stable insurance system. The final regulations enable the FDIC to tie each depository institution’s DIF insurance premiums both to the balance of insured deposits, as well as to the degree of risk the institution poses to the DIF. In addition, the FDIC has new flexibility to manage the DIF’s reserve ratio within a range, which in turn may help prevent sharp swings in assessment rates that were possible under the design of the former system. Under the new risk-based assessment system, the FDIC will evaluate each depository institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. Neither the Registrant nor the Bank has a long-term debt issuer rating. The ability to differentiate on the basis of risk will improve incentives for effective risk management and will reduce the extent to which safer banks subsidize riskier ones.

The 2008 DIF rates for nearly all depository institutions varied between five and seven cents for every $100 of deposits. The 2009 rates were approximately double those of the prior year as depository institutions classified in the FDIC’s Risk Category I were assessed between 12 and 14 cents for every $100 of deposits. The rates could increase up to 50 cents for every $100 of deposits for riskier institutions. In addition, the FDIC imposed a special assessment of 5 basis points on each insured institution’s assets minus its Tier 1 capital on September 30, 2009. The FDIC passed a regulation in November 2010 that changed the deposit insurance assessment base from total domestic deposits to average total assets less average tangible equity.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund (“SAIF”) over a larger number of institutions. Until the change in the law, only SAIF member institutions bore the cost of funding these interest payments.

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

Effects of Compliance With Environmental Regulations

The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Registrant or the Bank, or where compliance with these provisions will adversely affect a borrower’s ability to comply with the terms of loan contracts.

Employees

As of February 29, 2012, the Registrant, the Bank and the Insurance Agency employed 146 employees, of which 114 were full-time employees. The Registrant, Bank, and Insurance Agency believe their relations with their employees are good.

Statistical Information

Additional statistical information describing the business of the Registrant appears on the following pages and in Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated by reference in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto incorporated by reference in Item 8 of this report.

The following statistical information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes thereto incorporated by reference in this report.

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)

	2011	2010	2009
U.S. Government and federal agency	$40,413	$29,066	$18,571
State and municipal	54,499	47,620	44,599
Mortgage-backed	9,780	7,599	8,929
Corporate	6,011	2,883	—
FDIC-guaranteed financial institution debt	2,038	2,053	—
Equity securities	1,535	1,599	2,314

Total	$114,276	$90,820	$74,413

The Registrant did not hold investment securities from any one issuer at December 31, 2011, that were greater than 10% of the Registrant’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2011 and 2010, a schedule of maturities of securities as of December 31, 2011, and the weighted average yields of securities as of December 31, 2011.

(Dollars in thousands)

	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2011	Fair Value at Dec. 31, 2010
U.S. Government and federal agency	$11,456	$24,954	$4,003	$—	$40,413	$29,066
State and municipal	9,041	26,001	18,869	588	54,499	47,620
Mortgage-backed securities	2,171	4,796	2,212	601	9,780	7,599
Corporate	305	5,706	—	—	6,011	2,883
FDIC-guaranteed financial institution debt	—	2,038	—	—	2,038	2,053

Total debt securities	22,973	63,495	25,084	1,189	112,741	89,221

Equity securities (1)	—	267	—	500	1,535	1,599

Total securities	$22,973	$63,762	$25,084	$1,689	$114,276	$90,820

	Weighted average yields:
U.S. Government and federal agency	2.27%	1.63%	2.31%	—%	1.88%
State and municipal (2)	5.22	4.71	4.91	5.79	4.87
Mortgage-backed securities	2.83	3.43	2.35	2.36	2.99
Corporate	1.31	1.96	—	—	1.93
FDIC-guaranteed financial institution debt	—	1.62	—	—	1.62
Equity securities (2)	—	4.30	—	3.75	5.17

(1)	Equity securities are preferred stock that may or may not have a stated maturity.
(2)	The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)

	2011	2010	2009	2008	2007
Agricultural	$38,929	$29,681	$31,322	$23,408	$24,765
Commercial and industrial	58,685	55,947	53,964	57,587	51,242
Consumer	18,657	16,709	16,285	16,047	15,939
Real estate – commercial	106,250	116,351	121,100	123,952	125,960
Real estate – construction	1,169	853	1,158	2,026	4,048
Real estate – residential	96,437	97,399	98,887	102,957	106,404

Total loans, gross	$320,127	$316,940	$322,716	$325,977	$328,358

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2011. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2011.

(Dollars in thousands)

Loan Type	Less than 1 Year	1 Year – 5 Years	More than 5 Years	Total
Agricultural	$10,748	$17,262	$10,919	$38,929
Commercial and industrial	21,908	28,054	8,723	58,685
Real estate – commercial	24,314	76,741	5,195	106,250
Real estate – construction	970	199	—	1,169

Totals	$57,940	$122,256	$24,837	$205,033

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year – 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$22,406	$91,988	$22,019	$136,413
Loans with floating or adjustable interest rates	35,534	30,268	2,818	68,620

Totals	$57,940	$122,256	$24,837	$205,033

(1)	Loan maturities are classified according to the contractual maturity date or the anticipated amortization period, whichever is appropriate. The anticipated amortization period is used in the case of loans where a balloon payment is due before the end of the loan’s normal amortization period. At the time the balloon payment is due, the loan can either be rewritten or payment in full can be requested. The decision regarding whether the loan will be rewritten or a payment in full will be requested will be based upon the loan’s payment history, the borrower’s current financial condition, and other relevant factors.

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)

	2011	2010	2009	2008	2007
Loans accounted for on a non-accrual basis	$4,155	$6,273	$11,881	$8,305	$5,605
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	70	23	202	333	188
Loans defined as “troubled debt restructurings”	2,448	2,141	1,919	605	—

Totals	$6,673	$8,437	$14,002	$9,243	$5,793

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)

	2011	2010	2009	2008	2007
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$373	$492	$567	$442	$383
Interest on non-performing loans that was actually recorded when received	$—	$2	$—	$—	$—

Potential Problem Loans

At December 31, 2011, there were $22.4 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $431,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2011. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2011, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 3 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets

As of December 31, 2011, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at January 1	$4,729	$4,322	$3,600	$3,600	$3,569

Charge-offs:
Agricultural	45	—	—	—	33
Commercial and industrial	228	765	1,558	1,193	599
Consumer	361	444	535	567	635
Real estate – commercial	1,357	1,523	1,217	816	841
Real estate – construction	—	—	15	—	—
Real estate – residential	1,677	1,152	1,369	1,252	191

Total charge-offs	3,668	3,884	4,694	3,828	2,299

Recoveries:
Agricultural	10	—	—	—	3
Commercial and industrial	32	68	102	60	27
Consumer	217	230	246	252	254
Real estate – commercial	89	16	58	35	1
Real estate – construction	—	—	29	—	—
Real estate – residential	104	27	106	6	10

Total recoveries	452	341	541	353	295

Net charge-offs	3,216	3,543	4,153	3,475	2,004

Additions charged to operations (1)	3,700	3,950	4,875	3,475	2,035

Balance at December 31	$5,213	$4,729	$4,322	$3,600	$3,600

Ratio of net charge-offs during the period to average loans outstanding during the period	1.01%	1.12%	1.30%	1.06%	0.61%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)

	2011	2010	2009	2008	2007
Agricultural	$55	$181	$124	$242	$397
Commercial and industrial	609	641	735	616	873
Consumer	197	243	306	351	489
Real estate – commercial	2,299	1,729	1,546	996	886
Real estate – construction	34	2	3	5	10
Real estate – residential	1,847	1,554	1,590	1,124	881
Unallocated	172	379	18	266	64

Total allowance	$5,213	$4,729	$4,322	$3,600	$3,600

The decrease in the allowance allocation to agricultural loans was due to the limited charge-off activity in this loan category. Although net charge-offs of commercial real estate loans were lower in 2011 than in the prior year, management believed that the continuing risk of loans secured by real estate warranted an increase in the allowance allocation. The allowance allocation to residential real estate loans was increased for the same reason and in recognition of the higher net charge-off level experienced in 2011.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2011.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2011	2010	2009	2008	2007
Agricultural	12%	9%	10%	7%	8%
Commercial and industrial	18	18	17	18	16
Consumer	6	5	5	5	5
Real estate – commercial	33	37	37	38	38
Real estate – construction	1	—	—	1	1
Real estate – residential	30	31	31	31	32

Total	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)

	2011		2010		2009
Noninterest-bearing demand	$72,707	—	$64,828	—	$58,417	—
Interest-bearing demand	124,575	0.43%	108,522	0.51%	85,154	0.61%
Savings	45,698	0.11%	40,534	0.20%	36,371	0.31%
Certificates of deposit	153,494	1.54%	160,390	2.05%	167,065	2.94%

Total	$396,474	0.74%	$374,274	1.05%	$347,007	1.60%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2011.

(Dollars in thousands)

Maturing in less than 3 months	$28,624
Maturing in 3 to 6 months	14,383
Maturing in 6 to 12 months	18,225
Maturing in more than 12 months	16,323

Total	$77,555

Short-Term Borrowings

Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2011	2010	2009
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$3	$4	$531
Average interest rate during the year	0.72%	0.26%	0.38%
Maximum month end balance during the year	$6,120	$165	$4,417

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2011	2010	2009
Outstanding balance at December 31	$16,869	$17,249	$15,685
Average interest rate at December 31	0.30%	0.40%	0.71%
Average balance during the year	$15,815	$14,269	$13,419
Average interest rate during the year	0.36%	0.51%	0.86%
Maximum month end balance during the year	$17,249	$17,249	$15,685

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	000000	000000	000000
	2011	2010	2009
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$1	$—	$6,923
Average interest rate during the year	0.49%	—%	0.56%
Maximum month end balance during the year	$—	$—	$15,500

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2011, 2010, or 2009.

Return on Equity and Assets

The following schedule presents the Registrant’s ratios for the years ended December 31:

	2011	2010	2009
Return on assets (net income divided by average total assets)	0.72%	0.58%	0.33%

Return on equity (net income divided by average equity)	6.26%	5.02%	2.78%

Dividend payout ratio (dividends declared per share divided by net income per share)	44.92%	57.99%	105.75%

Equity to assets ratio (average equity divided by average total assets)	11.53%	11.50%	11.70%

Item 1A.	Risk Factors

The Registrant is subject to many risks and uncertainties. Although the Registrant seeks ways to manage these risks and develop programs to control risks to the extent that management can control them, the Registrant cannot predict the future. Actual results may differ materially from management’s expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Registrant faces. Additional risks and uncertainties of which the Registrant is unaware, or that it currently does not consider to be material, also may become important factors that affect the Registrant and its business. If any of these risks were to occur, the Registrant’s business, financial condition or results of operations could be materially and adversely affected.

Investments in the Registrant’s common stock involve risk.

The market price of the Registrant’s common stock may fluctuate significantly in response to a number of factors, including:

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

Volatility and disruptions in the functioning of the financial markets and related liquidity issues could continue or worsen and, therefore, may adversely impact the Registrant’s business, financial condition and results of operations.

The financial markets have been experiencing volatility and disruption in recent periods. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in financial markets and issues relating to liquidity among financial institutions. As a result of concern about the stability of the financial markets generally, the resulting credit availability issues, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could have a material adverse effect on the Registrant’s ability to access capital and manage liquidity. If current levels of financial market volatility and disruption continue or worsen, there can be no assurance that the Registrant’s business, financial condition and results of operations will not be materially and adversely impacted. There can be no assurances that recently enacted legislation, such as the Emergency Economic Stabilization Act of 2008, and actions taken by the United States Department of the Treasury and the FDIC for the purpose of stabilizing the financial markets will achieve their intended effects, and the impact of such legislation and regulatory programs on the Registrant cannot reliably be determined at this time.

If the Registrant does not adjust to changes in the financial services industry, its financial performance may suffer.

The Registrant’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for the Registrant’s customers and services. Financial services and products are also constantly changing. The Registrant’s financial performance will also depend in part upon customer demand for the Registrant’s products and services and the Registrant’s ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce the Registrant’s income and cash flow.

The Registrant’s income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond the Registrant’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the rate received on loans and securities and paid on deposits and other borrowings.

Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could have a negative effect on the financial performance of the Registrant and the Registrant’s common stock. Some of these factors are financial market conditions, changes in financial accounting and reporting standards, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The offices of the Bank and Insurance Agency as of February 28, 2012, were as follows:

Registrant’s, Bank’s and Insurance Agency’s main office:

109 East Division, Sparta, Michigan

Office is owned by the Bank and comprises 24,000 square feet.

Bank’s branch office:

416 West Division, Sparta, Michigan

Office is leased by the Bank and comprises 3,000 square feet.

Bank’s branch office:

4170—17 Mile Road, Cedar Springs, Michigan

Office is owned by the Bank and comprises 3,000 square feet.

Bank’s branch office:

6795 Courtland Drive, Rockford, Michigan

Office is owned by the Bank and comprises 2,400 square feet.

Bank’s branch office:

5050 Alpine Avenue NW, Comstock Park, Michigan

Office is owned by the Bank and comprises 2,400 square feet.

Bank’s branch office:

450 West Muskegon, Kent City, Michigan

Office is owned by the Bank and comprises 27,300 square feet.

Bank’s branch office:

3069 Slocum Road, Ravenna, Michigan

Office is owned by the Bank and comprises 4,800 square feet.

Bank’s branch office:

5475 East Apple Avenue, Muskegon, Michigan

Office is owned by the Bank and comprises 4,800 square feet.

Bank’s branch office:

661 West Randall, Coopersville, Michigan

Office is owned by the Bank and comprises 4,800 square feet.

Bank’s branch office:

10 West Main Street, Grant, Michigan

Office is owned by the Bank and comprises 4,800 square feet.

Bank’s branch office:

246 West River Valley Drive, Newaygo, Michigan

Office is owned by the Bank and comprises 2,600 square feet.

Bank’s branch office:

47 South Charles Street, White Cloud, Michigan

Office is leased by the Bank and comprises 1,800 square feet.

Bank’s branch office:

1423 West Main Street, Fremont, Michigan

Office is owned by the Bank and comprises 1,600 square feet.

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 29, 2012. The Registrant, Bank and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2011, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Stock Information” on pages 1 and 2 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

On October 27, 2011, the Registrant issued 922 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $10,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the three-month period ended December 31, 2011.

On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. The Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares. There is no stated expiration date.

Item 6.	Selected Financial Data

The information under the caption “Selected Financial Data” on page 3 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including all subheadings, on pages 4 through 17, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading “Liquidity and Interest Rate Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 15 through 17, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 19 through 49, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting on page 18 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011 is here incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2012, is incorporated herein by reference.

The Registrant has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Registrant’s website at “www.choiceone.com.” The Registrant intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at “www.choiceone.com.”

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2012, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2012, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	46,656	$16.62	149,498
Equity compensation plans not approved by security holders	—	—	8,198

Total	46,656	$16.62	157,696

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

Shareholders at the Registrant’s 2002 Annual Meeting approved the Amended and Restated Executive Stock Incentive Plan. Key employees of the Registrant and its subsidiaries, as the Personnel and Benefits Committee of the Board of Directors may select from time to time, are eligible to receive awards under this Plan. Incentive awards may be stock options, stock appreciation rights or stock awards. The Plan provides for a maximum of 145,491 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New awards for up to 98,535 shares may be made under this Plan.

The number of shares available for issuance under the Plan is equal to the number determined by the following formula: (a) for the initial plan year, 5% of the total number of shares of common stock outstanding at the time the Plan became effective; plus (b) in each subsequent plan year, an additional number of shares of common stock not to exceed 2% of the number of shares of common stock outstanding as reported in the Registrant’s Annual Report on Form 10-K for the fiscal year ending immediately before such plan year such that at the beginning of each plan year after the initial plan year there shall be available, in addition to any amount of shares remaining from the 5% authorization for the initial plan year, a minimum number of shares equal to 2% of the number of shares of common stock outstanding; plus (c) there shall be carried forward and available for additional awards certain shares that are either unused, canceled or surrendered in connection with incentive awards.

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant’s common stock at up to a 15% discount from the average bid price for the Registrant’s common stock. Employees who elect to participate in the plan can purchase shares of the Registrant’s common stock on a quarterly basis. The Plan provides for a maximum of 55,126 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. Shareholders at the 2011 Annual Meeting approved an Amended and Restated Employee Stock Purchase Plan. The new plan made an additional 50,000 available for purchase providing a total of 105,126 shares under the plan. As of December 31, 2011, new issuances for up to 50,663 shares may be made under the plan.

Equity compensation plans not approved by security holders consist of the Directors’ Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant’s stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 8,198 shares may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters—Transactions with Related Persons” and “Corporate Governance” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2012, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters—Independent Certified Public Accountants” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2012, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31,

2011, 2010, and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 28, 2012.

The consolidated financial statements, notes to consolidated financial statements and independent auditors’ report dated March 28, 2012 listed above are incorporated by reference in Item 8 of this report from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2011.

(2)	Financial Statement Schedules. None.

(b)	Exhibits. The following exhibits are filed as part of this report:

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.1	Employment Agreement with James A. Bosserd. (1)

10.2	Amended and Restated Executive Stock Incentive Plan.

10.3	Directors’ Stock Purchase Plan. (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010. Here incorporated by reference.

10.4	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.5	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2011.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2011, 2010, and 2009.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.
101.1*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 28, 2012
James A. Bosserd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	President and Chief Executive Officer and	March 28, 2012
James A. Bosserd	Director (Principal Executive Officer)

/s/ Thomas L. Lampen	Treasurer (Principal Financial and	March 28, 2012
Thomas L. Lampen	Accounting Officer)

*/s/ Stuart Goodfellow	Chairman of the Board and Director	March 28, 2012
Stuart Goodfellow

*/s/ Jerome Arends	Director	March 28, 2012
Jerome Arends

*/s/ Frank G. Berris	Director	March 28, 2012
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 28, 2012
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 28, 2012
William F. Cutler, Jr.

*/s/ Lewis G. Emmons	Director	March 28, 2012
Lewis G. Emmons

*/s/ Gary Gust	Director	March 28, 2012
Gary Gust

*/s/ Paul L. Johnson	Director	March 28, 2012
Paul L. Johnson

*/s/ Dennis C. Nelson	Director	March 28, 2012
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 28, 2012
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 28, 2012
Roxanne M. Page

*/s/ Donald VanSingel	Director	March 28, 2012
Donald VanSingel

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.1	Employment Agreement with James A. Bosserd. (1)

10.2	Amended and Restated Executive Stock Incentive Plan.

10.3	Directors’ Stock Purchase Plan. (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2010. Here incorporated by reference.

10.4	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.5	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2011.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2011, 2010, and 2009.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.