Form 10-Q
period 2012-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2012-05-14
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the Registrant had outstanding 3,295,829 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2012 (Unaudited)	December 31 2011 (Audited)
Assets
Cash and due from banks	$25,666	$17,125
Federal funds sold	0	0

Cash and cash equivalents	25,666	17,125

Securities available for sale	126,335	114,276
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,271	1,271

Loans held for sale	837	1,262
Loans	307,230	320,127
Allowance for loan losses	(5,336)	(5,213)

Loans, net	301,894	314,914

Premises and equipment, net	11,908	12,080
Other real estate owned, net	1,508	1,934
Cash value of life insurance policies	9,736	9,834
Intangible assets, net	2,060	2,172
Goodwill	13,728	13,728
Other assets	5,264	4,840

Total assets	$502,685	$495,914

Liabilities
Deposits—noninterest-bearing	$80,301	$78,263
Deposits—interest-bearing	332,564	325,102

Total deposits	412,865	403,365

Repurchase agreements	18,975	21,869
Advances from Federal Home Loan Bank	8,440	8,447
Other liabilities	4,162	4,329

Total liabilities	444,442	438,010

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,295,041 at March 31, 2012 and 3,293,269 at December 31, 2011	46,624	46,602
Retained earnings	9,507	8,887
Accumulated other comprehensive income, net	2,112	2,415

Total shareholders’ equity	58,243	57,904

Total liabilities and shareholders’ equity	$502,685	$495,914

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2012	2011
Interest income
Loans, including fees	$4,346	$4,549
Securities:
Taxable	503	400
Tax exempt	321	327
Other	5	6

Total interest income	5,175	5,282

Interest expense
Deposits	612	788
Advances from Federal Home Loan Bank	76	76
Other	68	73

Total interest expense	756	937

Net interest income	4,419	4,345
Provision for loan losses	825	1,000

Net interest income after provision for loan losses	3,594	3,345

Noninterest income
Customer service charges	780	810
Insurance and investment commissions	161	168
Gains on sales of loans	374	139
Gains on sales of securities	169	36
Losses on sales and write-downs of other assets	(172)	(41)
Earnings on life insurance policies	213	88
Other income	168	200

Total noninterest income	1,693	1,400

Noninterest expense
Salaries and benefits	1,869	1,808
Occupancy and equipment	592	549
Data processing	442	431
Professional fees	210	181
Supplies and postage	135	139
Advertising and promotional	44	41
Intangible amortization	112	112
Loan and collection expense	128	110
FDIC insurance	105	170
Other expense	378	326

Total noninterest expense	4,015	3,867

Income before income tax	1,272	878
Income tax expense	257	174

Net income	$1,015	$704

Basic earnings per share	$0.31	$0.21

Diluted earnings per share	$0.31	$0.21

Dividends declared per share	$0.12	$0.12

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Net income	$1,015	$704
Unrealized holding gains on available for sale securities	(303)	301

Comprehensive income	$712	$1,005

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
Balance, January 1, 2011	3,280,515	$46,461	$6,952	$900	$54,313

Comprehensive income
Net income			704		704
Net change in unrealized gain on securities available for sale				301	301

Total comprehensive income					1,005

Shares issued	3,046	29			29
Change in ESOP repurchase obligation		(6)			(6)
Stock based compensation		1			1
Effect of employee stock purchases		4			4
Cash dividends declared ($0.12 per share)			(393)		(393)

Balance, March 31, 2011	3,283,561	$46,489	$7,263	$1,201	$54,953

Balance, January 1, 2012	3,293,269	$46,602	$8,887	$2,415	$57,904

Comprehensive income
Net income			1,015		1,015
Net change in unrealized gain on securities available for sale				(303)	(303)

Total comprehensive income					712

Shares issued	1,772	19			19
Effect of employee stock purchases		3			3
Cash dividends declared ($0.12 per share)			(395)		(395)

Balance, March 31, 2012	3,295,041	$46,624	$9,507	$2,112	$58,243

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,015	$704
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	825	1,000
Depreciation	233	241
Amortization	354	303
Compensation expense on stock options and employee stock purchases	3	5
Gains on sales of securities	(169)	(36)
Gains on sales of loans	(374)	(139)
Loans originated for sale	(10,807)	(5,715)
Proceeds from loan sales	11,538	6,637
Earnings on bank-owned life insurance	(213)	(88)
Proceeds from life insurance	311	—
(Gains)/losses on sales of other real estate owned	(9)	(14)
Write-downs of other real estate owned	166	58
Proceeds from sales of other real estate owned	284	224
Deferred federal income tax benefit	(9)	(241)
Net changes in other assets	(83)	67
Net changes in other liabilities	(2)	(392)

Net cash from operating activities	3,063	2,614

Cash flows from investing activities:
Securities available for sale:
Sales	3,690	1,257
Maturities, prepayments and calls	12,607	1,890
Purchases	(29,161)	(14,954)
Loan originations and payments, net	12,180	3,701
Additions to premises and equipment	(61)	(102)

Net cash from investing activities	(745)	(8,208)

Cash flows from financing activities:
Net change in deposits	9,500	11,348
Net change in repurchase agreements	(2,894)	(283)
Payments on Federal Home Loan Bank advances	(7)	(6)
Issuance of common stock	19	29
Cash dividends	(395)	(393)

Net cash from financing activities	6,223	10,695

Net change in cash and cash equivalents	8,541	5,101
Beginning cash and cash equivalents	17,125	24,074

Ending cash and cash equivalents	$25,666	$29,175

Supplemental disclosures of cash flow information:
Cash paid for interest	$773	$957
Cash paid for income taxes	$100	$200
Loans transferred to other real estate owned	$15	$654
Securities transferred to other assets	$330	$—

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, the Consolidated Statements of Income for the three-month periods ended March 31, 2012 and March 31, 2011, the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2012 and March 31, 2011, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2012 and March 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Stock Transactions

A total of 357 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $4,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2012. A total of 1,415 shares were issued to employees for a cash price of $15,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2012.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment (“ASU 2011-08”), to simplify how entities test goodwill for impairment. Prior to ASU 2011-08, an entity was required to perform a two-step test to assess goodwill for impairment. The first step compared the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit was less than its carrying value, the second step was used to measure the amount of the impairment loss, if any. ASU 2011-08 permits an entity to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing appropriate events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is not required to perform the two-step impairment test for the reporting unit. ASU 2011-08 applies to both an entity’s annual and interim goodwill impairment tests. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011 and early adoption is permitted. ChoiceOne adopted ASU 2011-08 as of January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material impact on ChoiceOne’s consolidated financial condition or results of operations.

NOTE 2—SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$4,025	$6	$—	$4,031
U.S. Government and federal agency	42,174	474	(140)	42,508
State and municipal	55,022	2,413	(232)	57,203
Mortgage-backed	12,462	327	—	12,789
Corporate	6,201	115	—	6,316
FDIC-guaranteed financial institution debt	2,007	21	—	2,028
Equity securities	1,500	—	(40)	1,460

Total	$123,391	$3,356	$(412)	$126,335

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,829	$584	$—	$40,413
State and municipal	51,859	2,729	(89)	54,499
Mortgage-backed	9,511	276	(7)	9,780
Corporate	5,914	100	(3)	6,011
FDIC-guaranteed financial institution debt	2,010	28	—	2,038
Equity securities	1,751	16	(232)	1,535

Total	$110,874	$3,733	$(331)	$114,276

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2012. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues. One municipal security with a fair value of $311,000 was considered to be other than temporarily impaired as of December 31, 2011. The issuer of the security defaulted upon its maturity of September 1, 2009. Impairment losses totaling $141,000 had been recorded through the end of 2011 due to uncertainty as to how much and when principal repayment would be received. Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified from securities to other assets in January 2012 upon termination of the bond’s contractual agreement. ChoiceOne anticipates that it will receive the carrying value in the second quarter of 2012.

NOTE 3—LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended March 31, 2012
Beginning balance	$55	$609	$197	$2,299	$34	$1,847	$172	$5,213
Charge-offs	—	(20)	(71)	(187)	—	(584)	—	(862)
Recoveries	1	20	66	10	—	63	—	160
Provision	(6)	(53)	39	626	(18)	196	41	825

Ending balance	$50	$556	$231	$2,748	$16	$1,522	$213	$5,336

Individually evaluated for impairment	$—	$105	$—	$443	$—	$—	$—	$548

Collectively evaluated for impairment	$50	$451	$231	$2,305	$16	$1,522	$213	$4,788

Three Months Ended March 31, 2011
Beginning balance	$181	$641	$243	$1,729	$2	$1,554	$379	$4,729
Charge-offs	—	—	(97)	(553)	—	(496)	—	(1,146)
Recoveries	—	4	66	36	—	42	—	148
Provision	(28)	(113)	(36)	852	(1)	703	(377)	1,000

Ending balance	$153	$532	$176	$2,064	$1	$1,803	$2	$4,731

Individually evaluated for impairment	$—	$49	$—	$527	$—	$—	$—	$576

Collectively evaluated for impairment	$153	$483	$176	$1,537	$1	$1,803	$2	$4,155

Loans
March 31, 2012
Individually evaluated for impairment	$—	$300	$—	$3,188	$—	$1,566		$5,054
Collectively evaluated for impairment	29,301	54,842	18,506	103,141	555	95,831		302,176

Ending balance	$29,301	$55,142	$18,506	$106,329	$555	$97,397		$307,230

December 31, 2011
Individually evaluated for impairment	$—	$163	$—	$2,758	$—	$1,580		$4,501
Collectively evaluated for impairment	38,929	58,522	18,657	103,492	1,169	94,857		315,626

Ending balance	$38,929	$58,685	$18,657	$106,250	$1,169	$96,437		$320,127

The process to monitor the credit quality of ChoiceOne’s loan portfolio includes tracking (1) the risk ratings of business loans, (2) the level of classified business loans, and (3) delinquent and nonperforming consumer loans. Business loans are risk rated on a scale of 1 to 8. A description of the characteristics of the ratings follows:

Risk rating 1 and 2: These loans are considered pass credits. They exhibit good to exceptional credit risk and demonstrate the ability to repay the loan from normal business operations.

Risk rating 3: These loans are considered pass credits. They exhibit acceptable credit risk and demonstrate the ability to repay the loan from normal business operations.

Risk rating 4: These loans are considered pass credits. However, they have potential developing weaknesses that, if not corrected, may cause deterioration in the ability of the borrower to repay the loan. While a loss is possible for a loan with this rating, it is not anticipated.

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

Information regarding the Bank’s credit exposure was as follows:

(Dollars in thousands)

Corporate Credit Exposure—Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Risk ratings 1 and 2	$4,858	$6,486	$3,488	$4,149	$6,270	$6,403
Risk rating 3	14,134	20,211	28,339	30,109	46,551	45,034
Risk rating 4	7,814	9,499	20,988	21,993	34,667	33,462
Risk rating 5	2,438	2,672	1,545	1,669	11,881	14,313
Risk rating 6	53	57	734	680	4,479	5,009
Risk rating 7	4	4	48	85	2,481	2,029

	$29,301	$38,929	$55,142	$58,685	$106,329	$106,250

Consumer Credit Exposure—Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Performing	$18,495	$18,634	$555	$1,169	$96,686	$95,732
Nonperforming	11	23	—	–	711	705

	$18,506	$18,657	$555	$1,169	$97,397	$96,437

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) as of March 31, 2012 that were modified during the three months ended March 31, 2012:

(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	1	$75	$75
Commercial and industrial	1	40	40
Commercial real estate	1	78	78

	3	$193	$193

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

The following schedule provides information on TDRs as of March 31, 2012 where the borrower was past due with respect to principal and/or interest for 30 days or more during the quarter ended March 31, 2012 that had been modified during the year prior to the default:

(Dollars in thousands)	Number of Loans	Recorded Investment
Commercial and industrial	2	$88
Commercial real estate	3	1,169
Residential real estate	7	868

	12	$2,125

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2012
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	112	151	—	106	—
Commercial real estate	1,433	1,861	—	1,278	(1)
Residential real estate	1,566	1,631	—	1,573	11

Subtotal	3,111	3,643	—	2,957	10

With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	188	189	105	125	(3)
Commercial real estate	1,755	2,163	443	1,695	(6)
Residential real estate	—	—	—	—	—

Subtotal	1,943	2,352	548	1,820	(9)

Total
Agricultural	—	—	—	—	—
Commercial and industrial	300	340	105	231	(3)
Commercial real estate	3,188	4,025	443	2,973	(7)
Residential real estate	1,566	1,630	—	1,573	11

Total	$5,054	$5,995	$548	$4,777	$1

December 31, 2011
With no related allowance recorded
Agricultural	$—	$—	$—	$45	$—
Commercial and industrial	102	105	—	167	—
Commercial real estate	1,122	1,538	—	2,369	15
Residential real estate	1,580	1,580	—	1,620	50

Subtotal	2,804	3,223	—	4,201	65

With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	61	63	7	85	—
Commercial real estate	1,636	2,120	424	1,490	6
Residential real estate	—	—	—	—	—

Subtotal	1,697	2,183	431	1,575	6

Total
Agricultural	—	—	—	45	—
Commercial and industrial	163	168	7	252	—
Commercial real estate	2,758	3,658	424	3,859	21
Residential real estate	1,580	1,580	—	1,620	50

Total	$4,501	$5,406	$431	$5,776	$71

An aging analysis of loans by loan category follows:

(Dollars in thousands)	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
March 31, 2012
Agricultural	$—	$—	$—	$—	$29,301	$29,301	$—
Commercial and industrial	186	—	191	377	54,765	55,142	—
Consumer	52	18	10	80	18,426	18,506	6
Commercial real estate	343	31	1,805	2,179	104,150	106,329	—
Construction real estate	—	—	—	—	555	555	—
Residential real estate	817	195	711	1,723	95,674	97,397	5

	$1,398	$244	$2,717	$4,359	$302,871	$307,230	$11

December 31, 2011
Agricultural	$151	$—	$22	$173	$38,756	$38,929	$—
Commercial and industrial	541	143	97	781	57,904	58,685	—
Consumer	104	52	23	179	18,478	18,657	2
Commercial real estate	1,752	713	1,816	4,281	101,969	106,250	—
Construction real estate	—	—	—	—	1,169	1,169	—
Residential real estate	1,320	1,015	705	3,040	93,397	96,437	68

	$3,868	$1,923	$2,663	$8,454	$311,673	$320,127	$70

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Agricultural	$—	$26
Commercial and industrial	300	143
Consumer	4	22
Commercial real estate	3,062	2,790
Construction real estate	—	—
Residential real estate	1,326	1,174

	$4,692	$4,155

NOTE 4—EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2012	2011
Basic Earnings Per Share
Net income available to common shareholders	$1,015	$704

Weighted average common shares outstanding	3,293,524	3,281,525

Basic earnings per share	$0.31	$0.21

Diluted Earnings Per Share
Net income available to common shareholders	$1,015	$704

Weighted average common shares outstanding	3,293,524	3,281,525
Plus dilutive stock options	—	—

Weighted average common shares outstanding
and potentially dilutive shares	3,293,524	3,281,525

Diluted earnings per share	$0.31	$0.21

There were 43,350 stock options as of March 31, 2012 and 46,656 as of March 31, 2011, that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2012 and 2011. These stock options have been excluded from the calculation above.

NOTE 5—FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012
Assets:
Cash and due from banks	$25,666	$25,666	$25,666	$—	$—
Securities available for sale	126,335	126,335	—	123,603	2,732
Federal Home Loan Bank and Federal
Reserve Bank stock	3,749	3,749	—	—	3,749
Loans held for sale	837	837	—	837	—
Loans, net	301,894	306,559	—	—	306,559
Accrued interest receivable	2,328	2,328	2,328	—	—

Liabilities:
Noninterest-bearing deposits	80,301	80,301	80,301	—	—
Interest-bearing deposits	332,565	335,540	—	—	335,540
Repurchase agreements	18,975	18,130	—	—	18,130
Federal Home Loan Bank advances	8,440	8,603	—	—	8,603
Accrued interest payable	159	159	159	—	—

	Carrying Amount	Estimated Fair Value
December 31, 2011
Assets:
Cash and due from banks	$17,125	$17,125
Securities available for sale	114,276	114,276
Federal Home Loan Bank and Federal
Reserve Bank stock	3,749	3,749
Loans held for sale	1,262	1,262
Loans, net	314,914	319,017
Accrued interest receivable	2,106	2,106
Liabilities:
Noninterest-bearing deposits	78,263	78,263
Interest-bearing deposits	325,102	326,123
Repurchase agreements	21,869	21,083
Federal Home Loan Bank advances	8,447	8,664
Accrued interest payable	176	176

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2012 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at March 31, 2012 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6—FAIR VALUE MEASUREMENTS

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of March 31, 2012 or December 31, 2011. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale—March 31, 2012
U.S. Treasury	$—	$4,031	$—	$4,031
U.S. Government and federal agency	—	42,508	—	42,508
State and municipal	—	54,971	2,232	57,203
Mortgage-backed	—	12,789	—	12,789
Corporate	—	6,316	—	6,316
FDIC-guaranteed financial institution debt	—	2,028	—	2,028
Equity securities	—	960	500	1,460

Total	$—	$123,603	$2,732	$126,335
Investment Securities, Available for Sale—December 31, 2011
U.S. Government and federal agency	$—	$40,413	$—	$40,413
State and municipal	—	52,228	2,271	54,499
Mortgage-backed	—	9,780	—	9,780
Corporate	—	6,011	—	6,011
FDIC-guaranteed financial institution debt	—	2,038	—	2,038
Equity securities	—	1,035	500	1,535

Total	$—	$111,505	$2,771	$114,276

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	2012	2011
Investment Securities, Available for Sale
Balance, January 1	$2,771	$2,839
Total realized and unrealized gains included in income	—	—
Total unrealized gains included in other comprehensive income	(2)	26
Net purchases, sales, calls, and maturities	(17)	(17)
Net transfers into/(out of) Level 3	(20)	67

Balance, March 31	$2,732	$2,915

Of the Level 3 assets that were held by the Bank at March 31, 2012, the net unrealized loss for the three months ended March 31, 2012 was $2,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first quarter of 2012. One municipal security was reclassified to other assets in the first quarter of 2012. The issuer of the security defaulted upon its maturity of September 1, 2009. Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified upon termination of the bond’s contractual agreement. One municipal security was reclassified from a Level 2 measurement of fair value to a Level 3 measurement in the first quarter of 2011 as a result of a change in the marketability of the security.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for the Period Ended
Impaired Loans
March 31, 2012	$5,054	$—	$—	$5,054	$305
December 31, 2011	$4,501	$—	$—	$4,501	$501

Other Real Estate
March 31, 2012	$1,508	$—	$—	$1,508	$166
December 31, 2011	$1,934	$—	$—	$1,934	$255

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other than temporary) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Company’s Annual Report on Form 10-K; changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2012 was $1,015,000, which represented an increase of $311,000 or 44% compared to the same period in 2011. Growth in net interest income and noninterest income and a reduction in the provision for loan losses were offset by higher noninterest expense in the first quarter of 2012 compared to the same period in the prior year. Basic and diluted earnings per common share were $0.31 for the first quarter of 2012, compared to $0.21 for the same quarter in 2012. The return on average assets and return on average shareholders’ equity percentages were 0.81% and 6.97%, respectively, for the first quarter of 2012, compared to 0.58% and 5.16%, respectively, for the same period in 2011.

Dividends

Cash dividends of $395,000 or $0.12 per share were declared in the first quarter of 2012, compared to $393,000 or $0.12 per share in the first quarter of 2011. The cash dividend payout percentage was 39% for the first three months of 2012, compared to 56% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2012 and 2011, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1—Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2012			2011
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$313,566	$4,350	5.55%	$314,835	$4,554	5.79%
Taxable securities (2) (3)	85,155	503	2.36	64,061	400	2.50
Nontaxable securities (1) (2)	33,908	484	5.71	34,052	493	5.79
Other	358	5	5.59	3,747	6	0.64

Interest-earning assets	432,987	5,342	4.93	416,695	5,453	5.23
Noninterest-earning assets	65,597			68,884

Total assets	$498,584			$485,579

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$136,416	118	0.35%	$122,633	132	0.43%
Savings deposits	47,213	9	0.08	44,042	14	0.13
Certificates of deposit	145,991	485	1.33	160,063	642	1.60
Advances from Federal Home Loan Bank	8,444	76	3.60	8,470	76	3.59
Other	21,235	68	1.28	21,860	73	1.34

Interest-bearing liabilities	359,299	756	0.84	357,068	937	1.05

Noninterest-bearing demand deposits	77,151			68,960
Other noninterest-bearing liabilities	3,892			4,955

Total liabilities	440,342			430,983
Shareholders’ equity	58,242			54,596

Total liabilities and shareholders’ equity	$498,584			$485,579

Net interest income (tax-equivalent basis)— interest spread		4,586	4.09%		4,516	4.18%

Tax-equivalent adjustment (1)		(167)			(171)

Net interest income		$4,419			$4,345

Net interest income as a percentage of earning assets (tax-equivalent basis)			4.24%			4.34%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 —Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31, 2012 Over 2011
(Dollars in thousands)	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(204)	$(18)	$(186)
Taxable securities	103	237	(134)
Nontaxable securities (2)	(9)	(2)	(7)
Other	(1)	(39)	38

Net change in tax-equivalent income	(111)	178	(289)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(14)	71	(85)
Savings deposits	(5)	6	(11)
Certificates of deposit	(157)	(53)	(104)
Advances from Federal Home Loan Bank	–	(1)	1
Other	(5)	(2)	(3)

Net change in interest expense	(181)	21	(202)

Net change in tax-equivalent net interest income	$70	$157	$(87)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $167,000 and $171,000 for the three months ended March 31, 2012 and 2011, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $70,000 in the first three months of 2012 compared to the same period in 2011. The relationship between growth in average interest-earning assets and a smaller amount of growth in average interest-bearing liabilities caused net interest income to increase $157,000 in the first quarter of 2012 compared to the same quarter in the prior year. A reduction of 9 basis points in the net interest spread from 4.18% in the first quarter of 2011 to 4.09% in the same quarter in 2012 resulted in an $87,000 decrease in net interest income.

The average balance of loans decreased $1.3 million in the first quarter of 2012 compared to the same period in 2011. Average commercial and industrial and commercial real estate loans were $3.9 million lower in the first quarter of 2012 than in the same quarter of 2011. This was offset by a $2.3 million increase in the average balance of consumer loans and $0.3 million increase in the average balance of residential real estate loans in the first quarter of 2012 compared to the same quarter in the prior year. The decrease in the average loans balance combined with a 24 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $204,000 in the first quarter of 2012 compared to the same period in the prior year. The average balance of total securities grew $21.0 million in the first three months of 2012 compared to the same period in 2011. Additional securities were purchased in the year of 2011 and in the first quarter of 2012 due to the declining balance in loans and to provide earning asset growth. The growth in securities, partially offset by the effect of lower interest rates earned, caused interest income to increase $94,000 in the first quarter of 2012 compared to the same quarter in 2011.

The average balance of interest-bearing demand deposits increased $13.8 million in the first three months of 2012 compared to the same period in 2011. The effect of the higher average balance, offset by an 8 basis point decline in the average rate paid, caused interest expense to decrease $14,000 in the first quarter of 2012 compared to the same quarter in 2011. The average balance of savings deposits increased $3.2 million in the first quarter of 2012 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by a 5 basis point drop in the average rate paid, which caused interest expense to decrease $5,000 in the first three months of 2012 compared to the same period in 2011. The average balance of certificates of deposit was down $14.1 million in the first quarter of 2012 compared to the same period in 2011. The average balance of local certificates was $12.1 million lower while the average balance of nonlocal certificates was $2.0 million lower in 2012 than in 2011. The decline in certificates of deposit plus a 27 basis point reduction in the average rate paid on certificates caused interest expense to fall $157,000 in the first quarter of 2012 compared to the same period in 2011. A decrease of $0.6 million in the average balance of other interest-bearing liabilities in the first quarter of 2012 compared to the first quarter of 2011 plus the effect of a 6 basis point decrease in the average rate paid caused a $5,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 4.09% in the first quarter of 2012, compared to 4.18% for the first quarter of 2011. The decline in the interest spread was due to a 30 basis point decrease in the average rate earned on interest earning assets in the first quarter of 2012 compared to the same quarter in 2011, which was partially offset by a 21 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2011 and the first quarter of 2012. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2011 and the first quarter of 2012.

Provision and Allowance for Loan Losses

Despite a reduction of $12.9 million in total loans since the end of 2011, the allowance for loan losses grew $123,000 from December 31, 2011 to March 31, 2012. The provision for loan losses was $825,000 in the first quarter of 2012, compared to $1,000,000 in the same period in 2011. Nonperforming loans were $7.4 million as of March 31, 2012, compared to $6.7 million as of December 31, 2011. The increase in nonperforming loans since the end of 2011 was primarily due to growth of $0.5 million in nonaccrual loans. The allowance for loan losses was 1.74% of total loans at March 31, 2012, compared to 1.63% at December 31, 2011 and 1.52% at March 31, 2011.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

	2012		2011
(Dollars in thousands)	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$1	$—	$—
Commercial and industrial	20	20	—	4
Consumer	71	66	97	66
Real estate, commercial	187	9	553	36
Real estate, residential	584	64	496	42

	$862	$160	$1,146	$148

Net charge-offs in the first quarter of 2012 were $702,000, compared to $998,000 in the first quarter of 2011. Net charge-offs on an annualized basis as a percentage of average loans were 0.90% in the first three months of 2012 compared to 1.27% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2012, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $293,000 or 21% in the first quarter of 2012 compared to the same period in 2011. Growth of $235,000 in gains on sales of loans came from increased residential mortgage refinancing activity which supported $11.5 million of loan sales in the first quarter of 2012, compared to $6.7 million in the first quarter of 2011. An increase of $133,000 in gains on sales of securities resulted from more sales activity in the first three months of 2012 than in the same period of the prior year and higher percentage gains on sales due to the relatively low general market rates. Earnings on life insurance policies included $135,000 in the first quarter of 2012 from a death benefit received. The $131,000 increase in losses on sales and write-downs of other assets in the first quarter of 2012 compared to the same period in 2011 resulted from more write-downs of foreclosed properties.

Noninterest Expense

Total noninterest expense increased $148,000 or 4% in the first quarter of 2012 compared to the same period in 2011. The increase of $61,000 in salaries and benefits in the first quarter of 2012 compared to the same period in 2011 resulted from higher incentive bonus accruals, commission expense from mortgage loan originations, and health insurance costs. Growth of $43,000 in occupancy and equipment expense resulted from higher building rental expense and equipment repairs. Professional fees were $29,000 higher in the first three months of 2012 than in the same period in 2011 primarily as a result of an increase in consulting expenses. An increase of $52,000 in other noninterest expense in the first quarter of 2012 compared to the first quarter in the prior year was primarily caused by higher training costs and costs related to secondary market mortgage originations.

Income Tax Expense

Income tax expense was $257,000 in the first quarter of 2012 compared to $174,000 for the same quarter in 2011. The effective tax rate was 20.2% for 2012 and 19.8% for 2011.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $12.1 million from December 31, 2011 to March 31, 2012. Various securities totaling $29.2 million were purchased in the first three months of 2012 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $11.9 million in various securities were called or matured since the end of 2011. Principal repayments on securities totaled $0.7 million in the first three months of 2012. Approximately $3.7 million of securities were sold in the first quarter of 2012 for a net gain of $169,000.

Loans

The loan portfolio (excluding loans held for sale) declined $12.9 million from December 31, 2011 to March 31, 2012. Loan demand in the first quarter of 2012 was sluggish due to the lackluster Michigan economy and reduced real estate values. Balances in all loan categories except for residential mortgage loans declined since the end of 2011, with a decrease of $9.7 million in agricultural loans and $2.7 million in commercial and industrial loans contributing most of the decline. Much of the decrease in agricultural loans in the first quarter of 2012 resulted from seasonal pay-downs on lines of credit.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired increased from $4.5 million as of December 31, 2011 to $5.1 million as of March 31, 2012. The balance of commercial real estate loans classified as impaired grew by $0.6 million in the first quarter. Changes in the balance of nonaccrual loans and loans considered troubled debt restructured in the first quarter of 2012 impacted both loan categories.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Loans accounted for on a nonaccrual basis	$4,692	$4,155
Accruing loans contractually past due 90 days or more as to principal or interest payments	11	70
Loans considered troubled debt restructurings	2,652	2,448

Total	$7,355	$6,673

At March 31, 2012, nonaccrual loans included $3.1 million in commercial real estate loans, $1.3 million in residential real estate loans, and $0.3 million in commercial and industrial loans. At December 31, 2011, nonaccrual loans included $2.8 million in commercial real estate loans, $1.2 million in residential real estate loans, and $0.1 million in commercial and industrial loans. The increase in nonaccrual loans was due to loans transferred into nonaccrual status in the first quarter of 2012. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2012; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned

The balance of other real estate owned (“OREO”) decreased $426,000 from December 31, 2011 to March 31, 2012. Only $15,000 of residential real estate loans were transferred into OREO during the first quarter of 2012 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $441,000 for the same time period. Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2012. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings

Total deposits increased $9.5 million from December 31, 2011 to March 31, 2012. Local deposits provided all of the growth in the first quarter of 2012 as the balance of nonlocal deposits was unchanged. Since the end of 2011, money market account balances have risen $15.5 million and noninterest-bearing checking and savings deposits have both grown $2.0 million. Local certificates of deposit decreased $9.8 million in the first quarter of 2012 as management emphasized growth in checking, money market, and savings accounts.

A decline of $2.9 million in repurchase agreements in the first quarter of 2012 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances decreased $7,000 in the first quarter of 2012 due to payments on an amortizing advance.

Shareholders’ Equity

Total shareholders’ equity increased $339,000 from December 31, 2011 to March 31, 2012. Growth in equity resulted from current year’s net income and proceeds from the sale of ChoiceOne stock, offset by a decrease in accumulated other comprehensive income and cash dividends paid.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)	Leverage Capital	Tier 1 Capital	Total Risk- Based Capital
Capital balances at March 31, 2012	$39,720	$39,720	$43,667
Required regulatory capital to be considered “well capitalized”	23,963	19,980	33,300
Capital in excess of “well capitalized” minimum	15,757	19,740	10,367
Capital ratios at March 31, 2012	8.29%	11.93%	13.11%
Regulatory capital ratios – minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2012 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $3.1 million for the three months ended March 31, 2012 compared to $2.6 million provided in the same period a year ago. Higher proceeds from loan sales were offset by higher loans originated for sale. Net cash used in investing activities was $0.7 million for the first quarter of 2012 compared to $8.2 million in the same period in 2011. The change was due to a lower level of net loan originations. Net cash provided from financing activities was $6.2 million in the quarter ended March 31, 2012, compared to $10.7 million in the same period in the prior year. The decrease resulted from less deposit growth in 2012 than in 2011 as well as a larger decrease in repurchase agreements.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne’s risk factors, as compared to the information disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2012, the Registrant issued 357 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $4,000. The Registrant relied on the exemption contained in Section 4(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2012. As of March 31, 2012, there are 135,668 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 21, 2004. There is no stated expiration date. The plan authorized the repurchase of up to 50,000 shares. The Registrant’s Board of Directors authorized an additional repurchase plan on July 26, 2007. There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 14, 2012	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2012	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File.

*	As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.