Form 10-Q
period 2012-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2012-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the Registrant had outstanding 3,298,804 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2012	December 31 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$20,084	$17,125
Federal funds sold	0	0
Cash and cash equivalents	20,084	17,125

Securities available for sale	129,573	114,276
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,271	1,271

Loans held for sale	1,013	1,262
Loans	304,825	320,127
Allowance for loan losses	(5,609)	(5,213)
Loans, net	299,216	314,914

Premises and equipment, net	11,775	12,080
Other real estate owned, net	1,286	1,934
Cash value of life insurance policies	9,813	9,834
Intangible assets, net	1,948	2,172
Goodwill	13,728	13,728
Other assets	4,388	4,840
Total assets	$496,573	$495,914

Liabilities
Deposits – noninterest-bearing	$85,113	$78,263
Deposits – interest-bearing	317,629	325,102
Total deposits	402,742	403,365

Repurchase agreements	24,662	21,869
Advances from Federal Home Loan Bank	5,434	8,447
Other liabilities	4,353	4,329
Total liabilities	437,191	438,010

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,298,804 at June 30, 2012 and 3,293,269 at December 31, 2011	46,676	46,602
Retained earnings	10,132	8,887
Accumulated other comprehensive income, net	2,574	2,415
Total shareholders’ equity	59,382	57,904
Total liabilities and shareholders’ equity	$496,573	$495,914

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$4,165	$4,593	$8,511	$9,142
Securities:
Taxable	494	464	997	864
Tax exempt	339	322	660	649
Other	6	7	11	13
Total interest income	5,004	5,386	10,179	10,668

Interest expense
Deposits	532	764	1,144	1,552
Advances from Federal Home Loan Bank	112	76	188	152
Other	70	74	138	147
Total interest expense	714	914	1,470	1,851

Net interest income	4,290	4,472	8,709	8,817
Provision for loan losses	650	850	1,475	1,850

Net interest income after provision for loan losses	3,640	3,622	7,234	6,967

Noninterest income
Customer service charges	806	905	1,586	1,715
Insurance and investment commissions	221	202	382	370
Gains on sales of loans	386	132	760	271
Gains on sales of securities	117	26	286	62
Gains/(losses) on sales of other real estate and other assets	(67)	83	(239)	42
Earnings on life insurance policies	77	89	290	177
Other	173	187	341	387
Total noninterest income	1,713	1,624	3,406	3,024

Noninterest expense
Salaries and benefits	1,949	1,868	3,818	3,676
Occupancy and equipment	545	583	1,137	1,132
Data processing	434	435	876	866
Professional fees	189	202	399	383
Supplies and postage	116	140	251	279
Advertising and promotional	37	45	81	86
Intangible amortization	112	112	224	224
Loan and collection expense	114	141	242	251
FDIC insurance	105	127	210	297
Other	410	414	788	740
Total noninterest expense	4,011	4,067	8,026	7,934

Income before income tax	1,342	1,179	2,614	2,057
Income tax expense	321	275	578	449

Net income	$1,021	$904	$2,036	$1,608

Basic earnings per share	$0.31	$0.28	$0.62	$0.49
Diluted earnings per share	$0.31	$0.28	$0.62	$0.49
Dividends declared per share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$1,021	$904	$2,036	$1,608

Other comprehensive income, net of tax:
Unrealized holding gains on available for sale
securities	539	700	348	1,025
Less: Reclassification adjustment for gain
recognized in earnings, net of tax	77	17	189	41
Other comprehensive income, net of tax	462	683	159	984

Comprehensive income	$1,483	$1,587	$2,195	$2,592

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2011	3,280,515	$46,461	$6,952	$900	$54,313

Net income			1,608		1,608
Other comprehensive income				984	984
Shares issued	8,105	80			80
Change in ESOP repurchase obligation		(1)			(1)
Effect of stock options granted		3			3
Effect of employee stock purchases		7			7
Cash dividends declared ($0.24 per share)			(788)		(788)

Balance, June 30, 2011	3,288,620	$46,550	$7,772	$1,884	$56,206

Balance, January 1, 2012	3,293,269	$46,602	$8,887	$2,415	$57,904

Net income			2,036		2,036
Other comprehensive income				159	159
Shares issued	5,535	68			68
Effect of employee stock purchases		6			6
Cash dividends declared ($0.24 per share)			(791)		(791)

Balance, June 30, 2012	3,298,804	$46,676	$10,132	$2,574	$59,382

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,036	$1,608
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,475	1,850
Depreciation	463	475
Amortization	747	620
Compensation expense on stock options and employee stock purchases	6	10
Gains on sales of securities	(286)	(62)
Gains on sales of loans	(760)	(271)
Loans originated for sale	(21,622)	(10,218)
Proceeds from loan sales	22,484	11,778
Earnings on bank-owned life insurance	(290)	(177)
Proceeds from life insurance	311	—
Gains on sales of other real estate owned	14	(99)
Write-downs of other real estate owned	231	57
Proceeds from sales of other real estate owned	596	1,661
Deferred federal income tax expense (benefit)	43	(222)
Net changes in other assets	814	2,445
Net changes in other liabilities	(101)	(2,321)
Net cash from operating activities	6,161	7,134

Cash flows from investing activities:
Securities available for sale:
Sales	6,801	3,031
Maturities, prepayments and calls	18,172	7,735
Purchases	(40,481)	(22,064)
Sale of Federal Home Loan Bank stock	—	411
Purchase of Federal Reserve Bank stock	—	(1)
Loan originations and payments, net	14,030	(1,047)
Additions to premises and equipment	(158)	(293)
Net cash from investing activities	(1,636)	(12,228)

Cash flows from financing activities:
Net change in deposits	(623)	(446)
Net change in repurchase agreements	2,793	(506)
Proceeds from Federal Home Loan Bank advances	—	250
Payments on Federal Home Loan Bank advances	(3,013)	(263)
Issuance of common stock	68	80
Cash dividends	(791)	(788)
Net cash from financing activities	(1,566)	(1,673)

Net change in cash and cash equivalents	2,959	(6,767)
Beginning cash and cash equivalents	17,125	24,074

Ending cash and cash equivalents	$20,084	$17,307

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,498	$1,886
Cash paid for income taxes	$800	$400
Loans transferred to other real estate owned	$193	$2,168
Securities transferred to other assets	$330	$—

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2012 and June 30, 2011, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2012 and June 30, 2011, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2012 and June 30, 2011, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2012 and June 30, 2011. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Stock Transactions
A total of 2,858 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $39,000 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2012.  A total of 2,615 shares were issued to employees for a cash price of $29,000 under the Employee Stock Purchase Plan in the first half of 2012.  A total of 62 shares were issued upon the exercise of stock options in the first two quarters of 2012.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment.  ASU 2012-02 gives an entity the option of first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The adoption of ASU 2012-02 is not expected to have a material impact on ChoiceOne’s consolidated financial condition or results of operations.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$2,031	$18	$—	$2,049
U.S. Government and federal agency	44,081	501	—	44,582
State and municipal	56,828	2,844	(126)	59,546
Mortgage-backed	13,159	323	(4)	13,478
Corporate	6,174	115	—	6,289
FDIC-guaranteed financial institution debt	2,005	14	—	2,019
Equity securities	1,651	—	(41)	1,610
Total	$125,929	$3,815	$(171)	$129,573

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,829	$584	$—	$40,413
State and municipal	51,859	2,729	(89)	54,499
Mortgage-backed	9,511	276	(7)	9,780
Corporate	5,914	100	(3)	6,011
FDIC-guaranteed financial institution debt	2,010	28	—	2,038
Equity securities	1,751	16	(232)	1,535
Total	$110,874	$3,733	$(331)	$114,276

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary.  No other-than-temporary impairment charges were recorded in the first six months of 2012.  ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.  One municipal security with a fair value of $311,000 was considered to be other than temporarily impaired as of December 31, 2011.  The issuer of the security defaulted upon its maturity of September 1, 2009.  Impairment losses totaling $141,000 had been recorded through the end of 2011 due to uncertainty as to how much and when principal repayment would be received.  Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified from securities to other assets in January 2012 upon termination of the bond’s contractual agreement.  ChoiceOne received the carrying value of the security in the second quarter of 2012.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended June 30, 2012
Beginning balance	$50	$556	$231	$2,748	$16	$1,522	$213	$5,336
Charge-offs	—	(10)	(62)	(247)	—	(156)	—	(475)
Recoveries	2	10	59	11	—	16	—	98
Provision	69	134	8	99	(1)	292	49	650
Ending balance	$121	$690	$236	$2,611	$15	$1,674	$262	$5,609

Six Months Ended June 30, 2012
Beginning balance	$55	$609	$197	$2,299	$34	$1,846	$172	$5,213
Charge-offs	—	(30)	(133)	(434)	—	(740)	—	(1,337)
Recoveries	3	30	125	21	—	79	—	258
Provision	63	81	47	725	(19)	489	90	1,475
Ending balance	$121	$690	$236	$2,611	$15	$1,674	$262	$5,609

Individually evaluated for impairment	$—	$—	$—	$173	$—	$—	$—	$173

Collectively evaluated for impairment	$121	$690	$236	$2,438	$15	$1,674	$262	$5,436

Three Months Ended June 30, 2011
Beginning balance	$153	$532	$176	$2,064	$1	$1,803	$2	$4,731
Charge-offs	–	–	(72)	(252)	–	(553)	–	(877)
Recoveries	3	2	65	8	–	20	–	98
Provision	15	72	40	(129)	1	186	665	850
Ending balance	$171	$606	$209	$1,691	$2	$1,456	$667	$4,802

Six Months Ended June 30, 2011
Beginning balance	$181	$641	$243	$1,729	$2	$1,554	$379	$4,729
Charge-offs	–	–	(169)	(805)	–	(1,049)	–	(2,023)
Recoveries	3	6	131	44	–	62	–	246
Provision	(13)	(41)	4	723	–	889	288	1,850
Ending balance	$171	$606	$209	$1,691	$2	$1,456	$667	$4,802

Individually evaluated for impairment	$–	$98	$–	$301	$–	$–	$–	$399

Collectively evaluated for impairment	$171	$508	$209	$1,390	$2	$1,456	$667	$4,403

Loans
June 30, 2012
Individually evaluated for impairment	$—	$681	$—	$3,365	$—	$1,852		$5,898
Collectively evaluated for impairment	28,261	57,610	19,012	99,574	742	93,728		298,927
Ending balance	$28,261	$58,291	$19,012	$102,939	$742	$95,580		$304,825

December 31, 2011
Individually evaluated for impairment	$–	$163	$–	$2,758	$–	$1,580		$4,501
Collectively evaluated for impairment	38,929	58,522	18,657	103,492	1,169	94,857		315,626
Ending balance	$38,929	$58,685	$18,657	$106,250	$1,169	$96,437		$320,127

The process to monitor the credit quality of ChoiceOne’s loan portfolio includes tracking (1) the risk ratings of business loans, (2) the level of classified business loans, and (3) delinquent and nonperforming consumer loans.  Business loans are risk rated on a scale of 1 to 8.  A description of the characteristics of the ratings follows:

Risk ratings 1 and 2: These loans are considered pass credits.  They exhibit good to exceptional credit risk and demonstrate the ability to repay the loan from normal business operations.

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

Information regarding the Bank’s credit exposure is as follows:

(Dollars in thousands)
Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Risk ratings 1 and 2	$4,601	$6,486	$4,194	$4,149	$6,551	$6,403
Risk rating 3	14,497	20,211	34,906	30,109	49,512	45,034
Risk rating 4	7,026	9,499	17,041	21,993	28,157	33,462
Risk rating 5	2,084	2,672	865	1,669	12,514	14,313
Risk rating 6	50	57	1,237	680	4,402	5,009
Risk rating 7	3	4	48	85	1,803	2,029
	$28,261	$38,929	$58,291	$58,685	$102,939	$106,250

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2012	2011	2012	2011	2012	2011
Performing	$18,992	$18,634	$742	$1,169	$95,173	$95,732
Nonperforming	20	23	—	–	407	705
	$19,012	$18,657	$742	$1,169	$95,580	$96,437

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) as of June 30, 2012 that were modified during the three months and six months ended June 30, 2012:

	Three Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial and industrial	1	$126	$126
Commercial real estate	1	70	70
Residential real estate	2	287	287
	4	$483	$483

	Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	1	$74	$74
Commercial and industrial	2	154	154
Consumer	1	33	33
Commercial real estate	2	147	147
Residential real estate	3	356	356
	9	$764	$764

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

The following schedule provides information on TDRs as of June 30, 2012 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and six months ended June 30, 2012 that had been modified during the year prior to the default:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	3	$202	3	$202
Commercial real estate	3	761	5	1,336
Residential real estate	1	100	7	865
	7	$1,063	15	$2,403

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days.  Loans are classified as nonperforming when they are past due 90 days or more as to principal or interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2012
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	681	690	—	298	7
Commercial real estate	2,773	3,375	—	1,776	(1)
Residential real estate	1,853	2,336	—	1,666	27
Subtotal	5,307	6,401	—	3,740	33
With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	—	—	—	83	(3)
Commercial real estate	592	879	173	1,328	(3)
Residential real estate	—	—	—	—	—
Subtotal	592	879	548	1,411	(6)
Total
Agricultural	—	—	—	—	—
Commercial and industrial	681	690	—	382	4
Commercial real estate	3,365	4,254	173	3,103	(4)
Residential real estate	1,853	2,336	—	1,666	27
Total	$5,899	$7,280	$173	$5,151	$27

December 31, 2011
With no related allowance recorded
Agricultural	$—	$—	$—	$45	$—
Commercial and industrial	102	105	—	167	—
Commercial real estate	1,122	1,538	—	2,369	15
Residential real estate	1,580	1,580	—	1,620	50
Subtotal	2,804	3,223	—	4,201	65
With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	61	63	7	85	—
Commercial real estate	1,636	2,120	424	1,490	6
Residential real estate	—	—	—	—	—
Subtotal	1,697	2,183	431	1,575	6
Total
Agricultural	—	—	—	45	—
Commercial and industrial	163	168	7	252	—
Commercial real estate	2,758	3,658	424	3,859	21
Residential real estate	1,580	1,580	—	1,620	50
Total	$4,501	$5,406	$431	$5,776	$71

An aging analysis of loans by loan category follows:

(Dollars in thousands)
	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
June 30, 2012
Agricultural	$65	$—	$—	$65	$28,196	$28,261	$—
Commercial and industrial	121	—	85	206	58,085	58,291	—
Consumer	164	31	20	215	18,797	19,012	7
Commercial real estate	825	71	1,122	2,018	100,921	102,939	—
Construction real estate	—	—	—	—	742	742	—
Residential real estate	1,392	454	407	2,253	93,327	95,580	35
	$2,567	$556	$1,634	$4,757	$300,068	$304,825	$42

December 31, 2011
Agricultural	$151	$—	$22	$173	$38,756	$38,929	$—
Commercial and industrial	541	143	97	781	57,904	58,685	—
Consumer	104	52	23	179	18,478	18,657	2
Commercial real estate	1,752	713	1,816	4,281	101,969	106,250	—
Construction real estate	–	—	—	—	1,169	1,169	—
Residential real estate	1,320	1,015	705	3,040	93,397	96,437	68
	$3,868	$1,923	$2,663	$8,454	$311,673	$320,127	$70
(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)
	June 30,	December 31,
	2012	2011
Agricultural	$—	$26
Commercial and industrial	815	143
Consumer	21	22
Commercial real estate	3,454	2,790
Construction real estate	—	–
Residential real estate	902	1,174
	$5,192	$4,155

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period.  A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Earnings Per Share
Net income available to common
Shareholders	$1,021	$904	$2,036	$1,608

Weighted average common shares outstanding	3,296,407	3,285,320	3,294,965	3,283,433

Basic earnings per share	$0.31	$0.28	$0.62	$0.49

Diluted Earnings Per Share
Net income available to common
Shareholders	$1,021	$904	$2,036	$1,608

Weighted average common shares outstanding	3,296,407	3,285,320	3,294,965	3,283,433
Plus dilutive stock options	520	–	3,675	–

Weighted average common shares outstanding
and potentially dilutive shares	3,296,927	3,285,320	3,298,640	3,283,433

Diluted earnings per share	$0.31	$0.28	$0.62	$0.49

There were 28,625 stock options as of June 30, 2012 and 46,656 as of June 30, 2011, that are considered to be anti-dilutive to earnings per share for the three-month and six-month periods ended June 30, 2012 and 2011.  These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2012
Assets:
Cash and due from banks	$20,084	$20,084	$20,084	$—	$—
Securities available for sale	129,573	129,573	—	126,792	2,781
Federal Home Loan Bank and Federal
Reserve Bank stock	3,749	3,749	—	3,749	3,749
Loans held for sale	1,013	1,013	—	1,013	—
Loans, net	299,216	304,308	—	—	304,308
Accrued interest receivable	1,915	1,915	—	1,915	—

Liabilities:
Noninterest-bearing deposits	85,113	85,113	85,113	—	—
Interest-bearing deposits	317,629	318,603	—	318,603	—
Repurchase agreements	24,662	23,960	—	23,960	—
Federal Home Loan Bank advances	5,434	5,486	—	5,486	—
Accrued interest payable	147	147	—	147	—

	Carrying Amount	Estimated Fair Value
December 31, 2011
Assets:
Cash and due from banks	$17,125	$17,125
Securities available for sale	114,276	114,276
Federal Home Loan Bank and Federal
Reserve Bank stock	3,749	3,749
Loans held for sale	1,262	1,262
Loans, net	314,914	319,017
Accrued interest receivable	2,106	2,106

Liabilities:
Noninterest-bearing deposits	78,263	78,263
Interest-bearing deposits	325,102	326,123
Repurchase agreements	21,869	21,083
Federal Home Loan Bank advances	8,447	8,664
Accrued interest payable	176	176

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph.  The methodology for determining the estimated fair value for securities available for sale is described in Note 6.  The estimated fair value for loans is based on the rates charged at June 30, 2012 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.  The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at June 30, 2012 for new deposits or FHLB advances, applied until maturity.  The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value as of June 30, 2012 or December 31, 2011.  Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for
Sale – June 30, 2012
U.S. Treasury	$—	$2,049	$—	$2,049
U.S. Government and federal agency	—	44,582	—	44,582
State and municipal	—	57,558	1,988	59,546
Mortgage-backed	—	13,478	—	13,478
Corporate	—	6,289	—	6,289
FDIC-guaranteed financial institution debt	—	2,019	—	2,019
Equity securities	—	1,110	500	1,610
Total	$—	$127,085	$2,488	$129,573
Investment Securities, Available for
Sale - December 31, 2011
U.S. Government and federal agency	$—	$40,413	$—	$40,413
State and municipal	—	52,228	2,271	54,499
Mortgage-backed	—	9,780	—	9,780
Corporate	—	6,011	—	6,011
FDIC-guaranteed financial institution debt	—	2,038	—	2,038
Equity securities	—	1,035	500	1,535
Total	$—	$111,505	$2,771	$114,276

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	2012	2011
Investment Securities, Available for Sale
Balance, January 1	$2,771	$2,839
Total realized and unrealized gains included in income	—	—
Total unrealized gains included in other comprehensive income	(12)	12
Purchases of securities	247	—
Calls, maturities, and payments	(205)	(239)
Transfers into Level 3	291	67
Transfers out of Level 3	(311)	—
Balance, June 30	$2,781	$2,679

Of the Level 3 assets that were held by the Bank at June 30, 2012, the net unrealized loss for the six months ended June 30, 2012 was $12,000, which is recognized in other comprehensive income in the consolidated balance sheet.  There were no sales or purchases of Level 3 securities in the first and second quarters of 2012.  One municipal security was reclassified to other assets in the first quarter of 2012.  The issuer of the security defaulted upon its maturity of September 1, 2009.  Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified upon termination of the bond’s contractual agreement.  One municipal security was reclassified from a Level 2 measurement of fair value to a Level 3 measurement in the first quarter of 2012 and one municipal security was reclassified from a Level 2 measurement value to a Level 3 measurement in the first quarter of 2011 as a result of a change in the marketability of the securities.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
June 30, 2012	$5,899	$—	$—	$5,899
December 31, 2011	$4,501	$—	$—	$4,501

Other Real Estate
June 30, 2012	$1,286	$—	$—	$1,286
December 31, 2011	$1,934	$—	$—	$1,934

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Registrant”) and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc.  This discussion should be read in conjunction with the consolidated financial statements and related notes.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Registrant’s Annual Report on Form 10-K; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular.  These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS
Summary
Net income for the second quarter of 2012 was $1,021,000, which represented an increase of $117,000 or 13% compared to the same period in 2011.  Net income for the first six months of 2012 was $2,036,000, which represented an increase of $428,000 or 27% over the same period in 2011.  A reduction in the provision for loan losses, growth in noninterest income, and a small decline in noninterest expense was offset by a decrease in net interest income in the second quarter of 2012 compared to the same period in the prior year.  In the first half of 2012, a decrease in the provision for loan losses and higher noninterest income was offset by lower net interest income and higher noninterest expense when compared to the first half of 2011.  Basic and diluted earnings per common share were $0.31 for the second quarter of 2012 and $0.62 for the first six months of 2012, compared to $0.28 and $0.49, respectively, for the same periods in 2011.  The return on average assets and return on average shareholders’ equity percentages were 0.82% and 6.94%, respectively, for the first half of 2012, compared to 0.66% and 5.84%, respectively, for the same period in 2011.

Dividends
Cash dividends of $396,000 or $0.12 per share were declared in the second quarter of 2012, compared to $395,000 or $0.12 per share in the second quarter of 2011.  The cash dividends declared in the first six months of 2012 were $791,000 or $0.24 per share, compared to $788,000 or $0.24 per share declared in the same period in 2011.  The cash dividend payout percentage was 39% for the first six months of 2012, compared to 49% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2012 and 2011, respectively.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$309,824	$8,519	5.50%	$314,244	$9,152	5.82%
Taxable securities (2) (3)	88,099	998	2.27	68,409	863	2.52
Nontaxable securities (1) (2)	36,209	997	5.50	34,112	981	5.75
Other	270	12	8.89	1,986	13	1.31
Interest-earning assets	434,402	10,526	4.85	418,751	11,009	5.26
Noninterest-earning assets	63,201			65,857
Total assets	$497,603			$484,608

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$135,274	208	0.31%	$122,159	275	0.45%
Savings deposits	48,283	17	0.07	45,168	29	0.13
Certificates of deposit	141,439	920	1.30	156,937	1,248	1.59
Advances from Federal Home Loan Bank	8,408	189	4.50	8,467	152	3.59
Other	22,072	138	1.25	21,803	147	1.35
Interest-bearing liabilities	355,476	1,472	0.83	354,534	1,851	1.05
Noninterest-bearing demand deposits	79,679			70,153
Other noninterest-bearing liabilities	3,761			4,843
Total liabilities	438,916			429,530
Shareholders’ equity	58,687			55,078
Total liabilities and shareholders’ equity	$497,603			$484,608

Net interest income (tax-equivalent basis) – interest spread		9,054	4.02%		9,158	4.21%
Tax-equivalent adjustment (1)		(345)			(341)
Net interest income		$8,709			$8,817
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.17%			4.37%
______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Six Months Ended June 30, 2012 Over 2011
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(633)	$(127)	$(506)
Taxable securities	135	360	(225)
Nontaxable securities (2)	16	108	(92)
Other	(1)	(39)	38
Net change in tax-equivalent income	(483)	302	(785)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(67)	71	(138)
Savings deposits	(12)	5	(17)
Certificates of deposit	(328)	(115)	(213)
Advances from Federal Home Loan Bank	37	(3)	40
Other	(9)	5	(14)
Net change in interest expense	(379)	(37)	(342)
Net change in tax-equivalent net interest income	$(104)	$339	$(443)
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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry.  This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.  The adjustments to determine net interest income on a tax-equivalent basis were $345,000 and $341,000 for the six months ended June 30, 2012 and 2011, respectively.  These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $104,000 in the first six months of 2012 compared to the same period in 2011.  The relationship between growth in average interest-earning assets and a smaller amount of growth in average interest-bearing liabilities caused net interest income to increase $339,000 in the first half of 2012 compared to the same period in the prior year.  A reduction of 19 basis points in the net interest spread from 4.21% in the first six months of 2011 to 4.02% in the first half of 2012 resulted in a $443,000 decrease in net interest income.

The average balance of loans decreased $4.4 million in the first six months of 2012 compared to the same period in 2011.  Average commercial and industrial and commercial real estate loans were $5.9 million lower in the first half of 2012 than in the same period in 2011.  This was offset by a $1.5 million increase in the average balance of consumer loans in the first six months of 2012 compared to the same period in the prior year.  The decrease in the average loans balance combined with a 32 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $633,000 in the first half of 2012 compared to the same period in the prior year.  The average balance of total securities grew $21.8 million in the first six months of 2012 compared to the same period in 2011.  Additional securities were purchased in the year of 2011 and in the first half of 2012 due to the declining balance in loans and to provide earning asset growth.  The growth in securities, partially offset by the effect of lower interest rates earned, caused interest income to increase $151,000 in the first six months of 2012 compared to the same period in 2011.

The average balance of interest-bearing demand deposits increased $13.1 million in the first six months of 2012 compared to the same period in 2011.  The effect of the higher average balance, offset by a 14 basis point decline in the average rate paid, caused interest expense to decrease $67,000 in the first half of 2012 compared to the same period in 2011.  The average balance of savings deposits increased $3.1 million in the first six months of 2012 compared to the same period in the prior year.  The impact of the savings deposit growth was offset by a 6 basis point drop in the average rate paid, which caused interest expense to decrease $12,000 in the first half of 2012 compared to the same period in 2011.  The average balance of certificates of deposit was down $15.5 million in the first six months of 2012 compared to the same period in 2011.  The average balance of local certificates was $13.6 million lower while the average balance of nonlocal certificates was $1.9 million lower in 2012 than in 2011.  The decline in certificates of deposit plus a 29 basis point reduction in the average rate paid on certificates caused interest expense to fall $328,000 in the first half of 2012 compared to the same period in 2011.  A small increase in the average balance of other interest-bearing liabilities in the first six months of 2012 compared to the first half of 2011 offset by the effect of a 10 basis point decrease in the average rate paid caused a $9,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 4.02% in the first six months of 2012, compared to 4.21% for the first half of 2011.  The decline in the interest spread was due to a 41 basis point decrease in the average rate earned on interest-earning assets in the first six months of 2012 compared to the same period in 2011, which was partially offset by a 22 basis point decrease in the average rate paid on interest-bearing liabilities.  The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2011 and the first half of 2012.  Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions.  The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2011 and the first six months of 2012.

Provision and Allowance for Loan Losses
Despite a reduction of $15.3 million in total loans since the end of 2011, the allowance for loan losses grew $396,000 from December 31, 2011 to June 30, 2012.  The provision for loan losses was $650,000 in the second quarter and $1,475,000 in the first half of 2012, compared to $850,000 and $1,850,000, respectively, in the same periods in 2011.  The reduction in the provision for loan losses was due to a lower level of net charge-offs in the second quarter and first six months of 2012 than in the same periods in 2011.  Nonperforming loans were $8.3 million as of June 30, 2012, compared to $7.4 million as of March 31, 2012 and $6.7 million as of December 31, 2011.  The increase in nonperforming loans since the end of 2011 was due to growth of $1.0 million in nonaccrual loans and $0.7 million in troubled debt restructurings.  The allowance for loan losses was 1.84% of total loans at June 30, 2012, compared to 1.74% at March 31, 2012 and 1.63% at December 31, 2011.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2012		2011
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$3	$—	$3
Commercial and industrial	30	30	—	6
Consumer	133	125	169	131
Real estate, commercial	434	21	805	44
Real estate, residential	740	79	1,049	62
	$1,337	$258	$2,023	$246

Net charge-offs in the second quarter and first six months of 2012 were $377,000 and $1,079,000, respectively, compared to $779,000 in the second quarter of 2011 and $1,777,000 in the first half of 2011.  Net charge-offs on an annualized basis as a percentage of average loans were 0.70% in the first six months of 2012 compared to 1.13% for the same period in the prior year.  Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters.  Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne.  As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2012, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $89,000 in the second quarter of 2012 and $382,000 in the first six months of 2012 compared to the same periods in 2011.  A decline in customer service charges of $99,000 in the second quarter and $129,000 in the first half of 2012 compared to the same periods in the prior year was due to lower overdraft fees.  Growth of gains on loan sales of $254,000 in the second quarter and $489,000 in the first six months of 2012 compared to the same periods in 2011 resulted from increased residential mortgage refinancing activity which supported $22.5 million of loan sales in the first half of 2012, compared to $11.8 million in the first six months of 2011.  Increases of $91,000 in the second quarter and $224,000 in the first six months of 2012 in gains on sales of securities when compared to the same periods in 2011 resulted from more sales activity in the first half of 2012 than in the same period of the prior year and higher percentage gains on sales due to the relatively low general market rates.  Increases of $150,000 in the first quarter and $281,000 in the first six months of 2012 in losses on sales and write-downs of other assets when compared to the same periods in 2011 resulted from more write-downs of foreclosed properties. Earnings on life insurance policies included $135,000 in the first quarter of 2012 from a death benefit received.

Noninterest Expense
Total noninterest expense declined $56,000 in the second quarter of 2012 and increased $92,000 in the first six months of 2012 compared to the same periods in 2011.  The increase of $81,000 in salaries and benefits in the second quarter of 2012 and $142,000 in the first half of 2012 compared to the same periods in 2011 resulted from higher incentive bonus and profit sharing accruals, commission expense from mortgage loan originations, and health insurance costs.  FDIC insurance cost decreased $22,000 in the second quarter of 2012 and $87,000 in the first six months of 2012 compared to the same periods in the prior year due to a change in the assessment base for insurance beginning in the second quarter of 2011.

Income Tax Expense
Income tax expense was $583,000 in the first six months of 2012 compared to $449,000 for the same period in 2011.  The effective tax rate was 22.2% for 2012 and 21.8% for 2011.

FINANCIAL CONDITION
Securities

The securities available for sale portfolio increased $3.2 million in the second quarter of 2012 and $15.3 million in the first six months of 2012.  Various securities totaling $40.5 million were purchased in the first half of 2012 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio.  Approximately $16.6 million in various securities were called or matured since the end of 2011.  Principal repayments on securities totaled $1.6 million in the first six months of 2012.  Approximately $6.8 million of securities were sold in the first two quarters of 2012 for a net gain of $286,000.

Loans
The loan portfolio (excluding loans held for sale) declined $2.4 million in the second quarter of 2012 and $15.3 million in the first six months of 2012.  With the exception of refinancing activity in residential real estate loans, loan demand in the first two quarters of 2012 was sluggish due to the lackluster Michigan economy and relatively low real estate values.  In addition, increased competition has caused loan prepayments to accelerate in 2012.  Balances in all loan categories except for residential mortgage loans and consumer loans declined since the end of 2011, with a decrease of $10.7 million in agricultural loans and $2.2 million in commercial real estate loans contributing most of the decline.  Much of the decrease in agricultural loans in the first half of 2012 resulted from seasonal pay-downs on lines of credit.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $5.9 million as of June 30, 2012, compared to $5.1 million as of March 31, 2012 and $4.5 million as of December 31, 2011.  The balance of commercial real estate loans classified as impaired has grown $606,000 and the balance of commercial and industrial loans classified as impaired has increased $518,000 since the end of 2011.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	June 30, 2012	December 31, 2011
Loans accounted for on a nonaccrual basis	$5,192	$4,155
Accruing loans contractually past due 90 days or more as to principal or interest payments	42	70
Loans considered troubled debt restructurings	3,029	2,448
Total	$8,263	$6,673

At June 30, 2012, nonaccrual loans included $3.5 million in commercial real estate loans, $0.9 million in residential real estate loans, and $0.8 million in commercial and industrial loans.  At December 31, 2011, nonaccrual loans included $2.8 million in commercial real estate loans, $1.2 million in residential real estate loans, and $0.1 million in commercial and industrial loans.  The increase in nonaccrual loans was due to loans transferred into nonaccrual status in the first two quarters of 2012.  Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2012; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned (“OREO”) decreased $222,000 in the second quarter of 2012 and $648,000 in the first six months of 2012.  Only $193,000 of commercial real estate and residential real estate loans were transferred into OREO during the first half of 2012 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $841,000 for the same time period.  Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2012.  The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure.  Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits decreased $10.1 million in the second quarter of 2012 and have declined $0.6 million since the end of 2011.  Checking and savings deposits declined $2.8 million in the second quarter of 2012 and have grown $16.5 million in the first six months of 2012.  Local certificates of deposit decreased $5.0 million in the second quarter and $14.8 million in the first half of 2012.  Nonlocal certificates of deposit were reduced $2.3 million in the first six months of 2012.

An increase of $2.8 million in repurchase agreements in the first six months of 2012 was due to normal fluctuations in funds provided by bank customers.  Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term.  Management plans to continue this practice as a low-cost source of funding.  Federal Home Loan Bank advances decreased $3.0 million in the first half of 2012 due to a prepayment of a $3.0 million advance in the second quarter of 2012 and payments on an amortizing advance.  The prepaid advance was scheduled to mature in January 2013 and carried an interest rate of 2.54%.

Shareholders' Equity
Total shareholders' equity increased $1.5 million from December 31, 2011 to June 30, 2012.  Growth in equity resulted from current year’s net income and proceeds from the sale of ChoiceOne stock, offset by a decrease in accumulated other comprehensive income and cash dividends paid.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)	Leverage	Tier 1	Total Risk- Based
	Capital	Capital	Capital
Capital balances at June 30, 2012	$40,444	$40,444	$44,375
Required regulatory capital to be considered “well capitalized”	23,867	19,873	33,121
Capital in excess of “well capitalized” minimum	16,577	20,571	11,254
Capital ratios at June 30, 2012	8.47%	12.21%	13.40%
Regulatory capital ratios – minimum requirement
to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis.  The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2012 are adequate for the foreseeable future.  The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity
Net cash provided from operating activities was $6.2 million for the six months ended June 30, 2012 compared to $7.1 million provided in the same period a year ago.  Higher proceeds from loan sales were offset by higher loans originated for sale.  Net cash used in investing activities was $1.6 million for the first half of 2012 compared to $12.2 million in the same period in 2011.  The change was due to a lower level of net loan originations, which was partially offset by a higher level of net securities purchases.  Net cash used in financing activities was $1.6 million in the six months ended June 30, 2012, compared to $1.7 million in the same period in the prior year.  The effect of growth in repurchase agreements was offset by a higher level of payments on Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.  There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2012, the Registrant issued 788 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $10,000.  On May 23, 2012, the Registrant issued 1,713 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $25,000.  The Registrant relied on the exemption contained in Section 4(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the second quarter of 2012.  As of June 30, 2012, there are 135,668 shares remaining that may yet be purchased under approved plans or programs.  The repurchase plan was adopted and announced on July 21, 2004.  There is no stated expiration date.  The plan authorized the repurchase of up to 50,000 shares.  The Registrant’s Board of Directors authorized an additional repurchase plan on July 26, 2007.  There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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

10.1
ChoiceOne Financial Services, Inc. Stock Incentive Plan of 2012.  Previous filed as an appendix to the Registrant’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2012.  Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*
Interactive Data File.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2012	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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

10.1
ChoiceOne Financial Services, Inc. Stock Incentive Plan of 2012.  Previous filed as an appendix to the Registrant’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 30, 2012.  Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1*
Interactive Data File.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.