Form 10-Q
period 2012-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2012-11-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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
Yes ☐            No ☒

As of October 31, 2012, the Registrant had outstanding 3,301,716 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	September 30, 2012	December 31 2011
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$26,966	$17,125
Federal funds sold	0	0
Cash and cash equivalents	26,966	17,125

Securities available for sale	138,208	114,276
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,271

Loans held for sale	887	1,262
Loans	302,483	320,127
Allowance for loan losses	(5,773)	(5,213)
Loans, net	296,710	314,914

Premises and equipment, net	11,736	12,080
Other real estate owned, net	1,761	1,934
Cash value of life insurance policies	9,891	9,834
Intangible assets, net	1,836	2,172
Goodwill	13,728	13,728
Other assets	4,838	4,840
Total assets	$510,311	$495,914

Liabilities
Deposits – noninterest-bearing	$82,092	$78,263
Deposits – interest-bearing	337,948	325,102
Total deposits	420,040	403,365

Repurchase agreements	20,263	21,869
Advances from Federal Home Loan Bank	5,427	8,447
Other liabilities	4,245	4,329
Total liabilities	449,975	438,010

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,300,970 at September 30, 2012 and 3,293,269 at December 31, 2011	46,707	46,602
Retained earnings	10,825	8,887
Accumulated other comprehensive income, net	2,804	2,415
Total shareholders’ equity	60,336	57,904
Total liabilities and shareholders’ equity	$510,311	$495,914

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Loans, including fees	$4,272	$4,635	$12,783	$13,777
Securities:
Taxable	474	449	1,009	1,313
Tax exempt	349	312	1,471	961
Other	8	3	19	16
Total interest income	5,103	5,399	15,282	16,067

Interest expense
Deposits	499	728	1,643	2,280
Advances from Federal Home Loan Bank	59	78	247	230
Other	33	70	171	217
Total interest expense	591	876	2,061	2,727

Net interest income	4,512	4,523	13,221	13,340
Provision for loan losses	500	950	1,975	2,800

Net interest income after provision for loan losses	4,012	3,573	11,246	10,540

Noninterest income
Customer service charges	875	898	2,461	2,613
Insurance and investment commissions	164	163	546	533
Gains on sales of loans	446	125	1,206	396
Gains on sales of securities	21	5	307	67
Gains/(losses) on sales of other real estate and other assets	(81)	27	(320)	69
Earnings on life insurance policies	78	90	368	267
Other	145	198	486	585
Total noninterest income	1,648	1,506	5,054	4,530

Noninterest expense
Salaries and benefits	1,981	1,842	5,799	5,518
Occupancy and equipment	574	592	1,711	1,724
Data processing	503	436	1,379	1,302
Professional fees	251	199	650	582
Supplies and postage	118	115	369	394
Advertising and promotional	47	26	128	112
Intangible amortization	112	112	336	336
Loan and collection expense	163	146	405	397
FDIC insurance	80	108	290	405
Other	338	342	1,126	1,082
Total noninterest expense	4,167	3,918	12,193	11,852

Income before income tax	1,493	1,161	4,107	3,218
Income tax expense	371	275	949	724

Net income	$1,122	$886	$3,158	$2,494

Basic earnings per share	$0.34	$0.27	$0.96	$0.76
Diluted earnings per share	$0.34	$0.27	$0.96	$0.76
Dividends declared per share	$0.13	$0.12	$0.37	$0.36

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,122	$886	$3,158	$2,494

Other comprehensive income, net of tax:
Unrealized holding gains on available for sale securities	243	756	591	1,781
Less: Reclassification adjustment for gain recognized in earnings, net of tax	13	3	202	44
Other comprehensive income, net of tax	230	753	389	1,737

Comprehensive income	$1,352	$1,639	$3,547	$4,231

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2011	3,280,515	$46,461	$6,952	$900	$54,313

Net income			2,494		2,494
Other comprehensive income				1,737	1,737
Shares issued	9,923	104			104
Exercise of stock options	477
Change in ESOP repurchase obligation		(2)			(2)
Effect of stock options granted		4			4
Effect of employee stock purchases		11			11
Cash dividends declared ($0.36 per share)			(1,182)		(1,182)

Balance, September 30, 2011	3,290,915	$46,578	$8,264	$2,637	$57,479

Balance, January 1, 2012	3,293,269	$46,602	$8,887	$2,415	$57,904

Net income			3,158		3,158
Other comprehensive income				389	389
Shares issued	7,701	97			97
Effect of employee stock purchases		8			8
Cash dividends declared ($0.37 per share)			(1,220)		(1,220)

Balance, September 30, 2012	3,300,970	$46,707	$10,825	$2,804	$60,336

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,158	$2,494
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,975	2,800
Depreciation	679	711
Amortization	1,150	949
Compensation expense on stock options and employee stock purchases	8	15
Gains on sales of securities	(307)	(67)
Gains on sales of loans	(1,206)	(396)
Loans originated for sale	(33,649)	(17,357)
Proceeds from loan sales	35,004	17,872
Earnings on bank-owned life insurance	(368)	(267)
Proceeds from life insurance	311	—
Gains on sales of other real estate owned	(18)	(230)
Write-downs of other real estate owned	346	164
Proceeds from sales of other real estate owned	763	2,866
Deferred federal income tax benefit	(105)	(138)
Net changes in other assets	395	2,300
Net changes in other liabilities	(178)	(2,171)
Net cash from operating activities	7,958	9,545

Cash flows from investing activities:
Securities available for sale:
Sales	6,799	3,031
Maturities, prepayments and calls	27,592	15,047
Purchases	(58,409)	(35,522)
Sale of Federal Home Loan Bank stock	—	411
Purchase of Federal Reserve Bank stock	(1)	(1)
Loan originations and payments, net	15,291	(9,785)
Additions to premises and equipment	(315)	(413)
Net cash from investing activities	(9,043)	(27,232)

Cash flows from financing activities:
Net change in deposits	16,675	7,509
Net change in repurchase agreements	(1,606)	(5,131)
Net change in federal funds purchased	—	2,400
Proceeds from Federal Home Loan Bank advances	—	250
Payments on Federal Home Loan Bank advances	(3,020)	(269)
Issuance of common stock	97	104
Cash dividends	(1,220)	(1,182)
Net cash from financing activities	10,926	3,681

Net change in cash and cash equivalents	9,841	(14,006)
Beginning cash and cash equivalents	17,125	24,074

Ending cash and cash equivalents	$26,966	$10,068

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,136	$2,776
Cash paid for income taxes	$1,225	$415
Loans transferred to other real estate owned	$938	$2,274
Securities transferred to other assets	$330	$—
Other real estate owned transferred to premises and equipment	$20	$—

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2012 and September 30, 2011, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2012 and September 30, 2011, the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2012 and September 30, 2011, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2012 and September 30, 2011. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Stock Transactions
A total of 3,603 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $50,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2012.  A total of 4,036 shares were issued to employees for a cash price of $47,000 under the Employee Stock Purchase Plan in the first three quarters of 2012.  A total of 62 shares were issued upon the exercise of stock options in the first three quarters of 2012.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”) to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment.  ASU 2012-02 gives an entity the option of first assessing qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived asset is impaired, then the entity is not required to take further action.  However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30.  An entity also has the option to bypass the qualitative assessment for any indefinite-lived asset in any period and proceed directly to performing the quantitative impairment test.  An entity will be able to resume performing the qualitative assessment in any subsequent period.  ASU 2012-02 is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The adoption of ASU 2012-02 is not expected to have a material impact on ChoiceOne’s consolidated financial condition or results of operations.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$5,177	$53	$—	$5,230
U.S. Government and federal agency	41,946	513	—	42,459
State and municipal	62,947	3,091	(152)	65,886
Mortgage-backed	13,592	358	—	13,950
Corporate	6,903	131	—	7,034
FDIC-guaranteed financial institution debt	2,002	8	—	2,010
Equity securities	1,650	—	(11)	1,639
Total	$134,217	$4,154	$(163)	$138,208

	December 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,829	$584	$—	$40,413
State and municipal	51,859	2,729	(89)	54,499
Mortgage-backed	9,511	276	(7)	9,780
Corporate	5,914	100	(3)	6,011
FDIC-guaranteed financial institution debt	2,010	28	—	2,038
Equity securities	1,751	16	(232)	1,535
Total	$110,874	$3,733	$(331)	$114,276

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary.  No other-than-temporary impairment charges were recorded in the first nine months of 2012.  ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.  One municipal security with a fair value of $311,000 was considered to be other than temporarily impaired as of December 31, 2011.  The issuer of the security defaulted upon its maturity of September 1, 2009.  Impairment losses totaling $141,000 had been recorded through the end of 2011 due to uncertainty as to how much and when principal repayment would be received.  Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified from securities to other assets in January 2012 upon termination of the bond’s contractual agreement.  ChoiceOne received the carrying value of the security in the second quarter of 2012.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended September 30, 2012
Beginning balance	$121	$690	$236	$2,611	$15	$1,674	$262	$5,609
Charge-offs	—	(347)	(128)	(84)	—	(44)	—	(603)
Recoveries	1	15	52	192	—	7	—	267
Provision	18	313	70	(378)	(3)	215	265	500
Ending balance	$140	$671	$230	$2,341	$12	$1,852	$527	$5,773

Nine Months Ended September 30, 2012
Beginning balance	$55	$609	$197	$2,300	$34	$1,846	$172	$5,213
Charge-offs	—	(377)	(261)	(518)	—	(784)	—	(1,940)
Recoveries	4	45	177	213	—	86	—	525
Provision	81	394	117	346	(22)	704	355	1,975
Ending balance	$140	$671	$230	$2,341	$12	$1,852	$527	$5,773

Individually evaluated for impairment	$—	$159	$—	$101	$—	$—	$—	$260

Collectively evaluated for impairment	$140	$512	$230	$2,240	$12	$1,852	$527	$5,513

Three Months Ended September 30, 2011
Beginning balance	$171	$606	$209	$1,691	$2	$1,456	$667	$4,802
Charge-offs	—	(159)	(93)	(287)	—	(453)	—	(992)
Recoveries	3	3	46	7	—	15	—	74
Provision	50	324	55	242	1	930	(652)	950
Ending balance	$224	$774	$217	$1,653	$3	$1,948	$15	$4,834

Nine Months Ended September 30, 2011
Beginning balance	$181	$641	$243	$1,729	$2	$1,554	$379	$4,729
Charge-offs	—	(159)	(262)	(1,092)	—	(1,502)	—	(3,015)
Recoveries	6	9	177	51	—	77	—	320
Provision	37	283	59	965	1	1,819	(364)	2,800
Ending balance	$224	$774	$217	$1,653	$3	$1,948	$15	$4,834

Individually evaluated for impairment	$—	$84	$—	$369	$—	$—	$—	$453

Collectively evaluated for impairment	$224	$690	$217	$1,284	$3	$1,948	$15	$4,381

Loans
September 30, 2012
Individually evaluated for impairment	$—	$332	$—	$2,780	$—	$1,829		$4,941
Collectively evaluated for impairment	27,542	58,891	19,132	97,015	649	94,313		297,542
Ending balance	$27,542	$59,223	$19,132	$99,795	$649	$96,142		$302,483

December 31, 2011
Individually evaluated for impairment	$—	$163	$—	$2,758	$—	$1,580		$4,501
Collectively evaluated for impairment	38,929	58,522	18,657	103,492	1,169	94,857		315,626
Ending balance	$38,929	$58,685	$18,657	$106,250	$1,169	$96,437		$320,127

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

Information regarding the Bank’s credit exposure is as follows:

(Dollars in thousands)
Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Risk ratings 1 and 2	$4,530	$6,486	$4,371	$4,149	$6,972	$6,403
Risk rating 3	14,249	20,211	39,040	30,109	46,586	45,034
Risk rating 4	6,187	9,499	14,428	21,993	28,724	33,462
Risk rating 5	1,337	2,672	518	1,669	11,059	14,313
Risk rating 6	1,236	57	658	680	4,387	5,009
Risk rating 7	3	4	208	85	2,067	2,029
	$27,542	$38,929	$59,223	$58,685	$99,795	$106,250

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011	2012	2011
Performing	$19,116	$18,634	$649	$1,169	$95,142	$95,732
Nonperforming	16	23	—	—	1,000	705
	$19,132	$18,657	$649	$1,169	$96,142	$96,437

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) as of September 30, 2012 that were modified during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	1	$73	$73
Commercial and industrial	2	158	149
Consumer	1	33	33
Commercial real estate	2	145	145
Residential real estate	3	355	355
	9	$764	$755

There were no loans that were considered TDRs as of September 30, 2012 that were modified during the third quarter of 2012.

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) as of September 30, 2011 that were modified during the nine month period ended September 30, 2011:

	Nine Months Ended September 30, 2011
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Residential real estate	5	$554	$554

There were no loans that were considered TDRs as of September 30, 2011 that were modified during the third quarter of 2011.

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

The following schedule provides information on TDRs as of September 30, 2012 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2012 that had been modified during the year prior to the default:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	3	$198	3	$198
Commercial real estate	5	1,341	5	1,341
Consumer	1	32	1	32
Residential real estate	7	1,029	8	1,176
	16	$2,600	17	$2,747

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days.  Loans are classified as nonperforming when they are past due 90 days or more as to principal or interest payments or are considered a troubled debt restructuring.

Loans are classified as impaired when it is probable that the borrower will be unable to pay all amounts due, including principal and interest, according to the contractual terms and schedule established in the loan agreement.  Impaired loans by loan category follow:

(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
September 30, 2012
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	172	183	—	267	6
Commercial real estate	2,027	2,529	—	1,839	—
Residential real estate	1,830	1,762	—	1,707	48
Subtotal	4,029	4,474	—	3,813	54
With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	160	507	160	102	(3)
Commercial real estate	753	753	100	1,184	(2)
Residential real estate	—	—	—	—	—
Subtotal	913	1,260	260	1,286	(5)
Total
Agricultural	—	—	—	—	—
Commercial and industrial	332	690	160	369	3
Commercial real estate	2,780	3,282	100	3,023	(2)
Residential real estate	1,830	1,762	—	1,707	48
Total	$4,942	$5,734	$260	$5,099	$49

December 31, 2011
With no related allowance recorded
Agricultural	$—	$—	$—	$45	$—
Commercial and industrial	102	105	—	167	—
Commercial real estate	1,122	1,538	—	2,369	15
Residential real estate	1,580	1,580	—	1,620	50
Subtotal	2,804	3,223	—	4,201	65
With an allowance recorded
Agricultural	—	—	—	—	—
Commercial and industrial	61	63	7	85	—
Commercial real estate	1,636	2,120	424	1,490	6
Residential real estate	—	—	—	—	—
Subtotal	1,697	2,183	431	1,575	6
Total
Agricultural	—	—	—	45	—
Commercial and industrial	163	168	7	252	—
Commercial real estate	2,758	3,658	424	3,859	21
Residential real estate	1,580	1,580	—	1,620	50
Total	$4,501	$5,406	$431	$5,776	$71

An aging analysis of loans by loan category follows:

(Dollars in thousands)
	Past Due 30 to 59 Days	Past Due 60 to 89 Days	Past Due Greater Than 90 Days (1)	Past Due Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
September 30, 2012
Agricultural	$850	$—	$—	$850	$26,692	$27,542	$—
Commercial and industrial	11	45	114	170	59,053	59,223	—
Consumer	92	7	16	115	19,017	19,132	12
Commercial real estate	471	276	1,909	2,656	97,139	99,795	—
Construction real estate	—	—	—	—	649	649	—
Residential real estate	827	303	1,000	2,130	94,012	96,142	345
	$2,251	$631	$3,039	$5,921	$296,562	$302,483	$357

December 31, 2011
Agricultural	$151	$—	$22	$173	$38,756	$38,929	$—
Commercial and industrial	541	143	97	781	57,904	58,685	—
Consumer	104	52	23	179	18,478	18,657	2
Commercial real estate	1,752	713	1,816	4,281	101,969	106,250	—
Construction real estate	—	—	—	—	1,169	1,169	—
Residential real estate	1,320	1,015	705	3,040	93,397	96,437	68
	$3,868	$1,923	$2,663	$8,454	$311,673	$320,127	$70

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)
	September 30,	December 31,
	2012	2011
Agricultural	$—	$26
Commercial and industrial	319	143
Consumer	4	22
Commercial real estate	3,018	2,790
Construction real estate	—	—
Residential real estate	805	1,174
	$4,146	$4,155

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period.  A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic Earnings Per Share
Net income available to common
Shareholders	$1,122	$886	$3,158	$2,494

Weighted average common shares outstanding	3,299,424	3,289,203	3,296,462	3,285,377

Basic earnings per share	$0.34	$0.27	$0.96	$0.76

Diluted Earnings Per Share
Net income available to common Shareholders	$1,122	$886	$3,158	$2,494

Weighted average common shares outstanding	3,299,424	3,289,203	3,296,462	3,285,377
Plus dilutive stock options	1,100	—	436	—

Weighted average common shares outstanding and potentially dilutive shares	3,300,524	3,289,203	3,296,898	3,285,377

Diluted earnings per share	$0.34	$0.27	$0.96	$0.76

There were 28,625 stock options as of September 30, 2012 and 46,656 as of September 30, 2011, that are considered to be anti-dilutive to earnings per share for the three-month and nine-month periods ended September 30, 2012 and 2011.  These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2012
Assets:
Cash and due from banks	$26,966	$26,966	$26,966	$—	$—
Securities available for sale	138,208	138,208	—	135,132	3,076
Federal Home Loan Bank and Federal Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	887	919	—	919	—
Loans, net	296,710	302,398	—	—	302,398

Liabilities:
Noninterest-bearing deposits	82,092	82,092	82,092	—	—
Interest-bearing deposits	337,948	339,230	—	339,230	—
Repurchase agreements	20,263	19,487	—	19,487	—
Federal Home Loan Bank advances	5,427	5,524	—	5,524	—

	Carrying Amount	Estimated Fair Value
December 31, 2011
Assets:
Cash and due from banks	$17,125	$17,125
Securities available for sale	114,276	114,276
Federal Home Loan Bank and Federal Reserve Bank stock	3,749	3,749
Loans held for sale	1,262	1,262
Loans, net	314,914	319,017

Liabilities:
Noninterest-bearing deposits	78,263	78,263
Interest-bearing deposits	325,102	326,123
Repurchase agreements	21,869	21,083
Federal Home Loan Bank advances	8,447	8,664

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph.  The methodology for determining the estimated fair value for securities available for sale is described in Note 6.  The estimated fair value for loans is based on the rates charged at September 30, 2012 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.  The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at September 30, 2012 for new deposits or FHLB advances, applied until maturity.  The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of September 30, 2012 or December 31, 2011.  Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – September 30, 2012
U.S. Treasury	$—	$5,230	$—	$5,230
U.S. Government and federal agency	—	42,459	—	42,459
State and municipal	—	63,310	2,576	65,886
Mortgage-backed	—	13,950	—	13,950
Corporate	—	7,034	—	7,034
FDIC-guaranteed financial institution debt	—	2,010	—	2,010
Equity securities	—	1,139	500	1,639
Total	$—	$135,132	$3,076	$138,208

Investment Securities, Available for Sale - December 31, 2011
U.S. Government and federal agency	$—	$40,413	$—	$40,413
State and municipal	—	52,228	2,271	54,499
Mortgage-backed	—	9,780	—	9,780
Corporate	—	6,011	—	6,011
FDIC-guaranteed financial institution debt	—	2,038	—	2,038
Equity securities	—	1,035	500	1,535
Total	$—	$111,505	$2,771	$114,276

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	2012	2011
Investment Securities, Available for Sale
Balance, January 1	$2,771	$2,839
Total realized and unrealized gains included in income	—	—
Total unrealized gains included in other comprehensive income	6	185
Purchases of securities	563	—
Calls, maturities, and payments	(244)	(280)
Transfers into Level 3	291	67
Transfers out of Level 3	(311)	—
Balance, September 30	$3,076	$2,811

Of the Level 3 assets that were held by the Bank at September 30, 2012, the net unrealized gain for the nine months ended September 30, 2012 was $6,000, which is recognized in other comprehensive income in the consolidated balance sheet.  There were no sales or purchases of Level 3 securities in the first and second quarters of 2012; three Level 3 securities were purchased in the third quarter of 2012.  One municipal security was reclassified to other assets in the first quarter of 2012.  The issuer of the security defaulted upon its maturity of September 1, 2009.  Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified upon termination of the bond’s contractual agreement.  One municipal security was reclassified from a Level 2 measurement of fair value to a Level 3 measurement in the first quarter of 2012 and one municipal security was reclassified from a Level 2 measurement value to a Level 3 measurement in the first quarter of 2011 as a result of a change in the marketability of the securities.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
September 30, 2012	$4,942	$—	$—	$4,942
December 31, 2011	$4,501	$—	$—	$4,501

Other Real Estate
September 30, 2012	$1,761	$—	$—	$1,761
December 31, 2011	$1,934	$—	$—	$1,934

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

Management performed its annual review of goodwill as of June 30, 2012.  ChoiceOne engaged an outside consulting firm to assist in the goodwill impairment analysis.  The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value.  It was determined that the relevant reporting unit to be valued was ChoiceOne Bank.  The standard of value used in the valuation was fair value as determined by generally accepted accounting principles.  The appropriate level of value was determined to be the controlling interest level.  The appraisal methodology used to calculate the fair value included the following valuation approaches:

Income Approach: A discounted cash flow value was calculated based on earnings capacity.  The discount rate used for the calculation was 12.50%.  The growth assumption for assets was 1.8% for the first year and 2.0% in subsequent years.  In addition, it was assumed that cost savings of 20% of noninterest expense would occur as a result of synergies and cost reductions from a change in control.

Market Approach: The analysis was based on price-to-earnings multiples, price-to-tangible-book value ratios, and core deposit premiums for selected bank sale transactions.

The Asset Approach was also an approach reviewed, but it was not used in determining the fair value since it did not render a control level indication of value.  The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity.  The fair value was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed.  The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 10.8%.  Based on this assessment, management believed that there was no indication of goodwill impairment.

RESULTS OF OPERATIONS
Summary
Net income for the third quarter of 2012 was $1,122,000, which represented an increase of $236,000 or 27% compared to the same period in 2011.  Net income for the first nine months of 2012 was $3,158,000, which represented an increase of $664,000 or 27% over the same period in 2011.  A reduction in the provision for loan losses and growth in noninterest income was offset by a decrease in net interest income and an increase in noninterest expense in both the third quarter and first nine months of 2012 compared to the same periods in the prior year.  Basic and diluted earnings per common share were $0.34 for the third quarter of 2012 and $0.96 for the first nine months of 2012, compared to $0.27 and $0.76, respectively, for the same periods in 2011.  The return on average assets and return on average shareholders’ equity percentages were 0.84% and 7.13%, respectively, for the first three quarters of 2012, compared to 0.69% and 5.97%, respectively, for the same period in 2011.

Dividends
Cash dividends of $429,000 or $0.13 per share were declared in the third quarter of 2012, compared to $394,000 or $0.12 per share in the third quarter of 2011.  The cash dividends declared in the first nine months of 2012 were $1,220,000 or $0.37 per share, compared to $1,182,000 or $0.36 per share declared in the same period in 2011.  The cash dividend payout percentage was 39% for the first nine months of 2012, compared to 47% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2012 and 2011, respectively.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$308,141	$12,795	5.54%	$315,767	$13,792	5.82%
Taxable securities (2) (3)	89,213	1,471	2.20	69,586	1,312	2.51
Nontaxable securities (1) (2)	37,569	1,523	5.41	33,556	1,452	5.77
Other	12,076	19	0.21	8,870	16	0.24
Interest-earning assets	446,999	15,808	4.72	427,779	16,572	5.17
Noninterest-earning assets	54,117			56,895
Total assets	$501,116			$484,674

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$138,216	300	0.29%	$125,356	416	0.44%
Savings deposits	49,166	27	0.07	45,413	42	0.12
Certificates of deposit	139,843	1,316	1.25	154,525	1,822	1.57
Advances from Federal Home Loan Bank	7,408	247	4.45	8,464	230	3.62
Other	22,287	171	1.02	20,650	217	1.40
Interest-bearing liabilities	356,920	2,061	0.77	354,408	2,727	1.03
Noninterest-bearing demand deposits	81,350			71,147
Other noninterest-bearing liabilities	3,749			3,456
Total liabilities	442,019			429,011
Shareholders’ equity	59,097			55,663
Total liabilities and shareholders’ equity	$501,116			$484,674

Net interest income (tax-equivalent basis) – interest spread		13,747	3.95%		13,845	4.14%
Tax-equivalent adjustment (1)		(526)			(504)
Net interest income		$13,221			$13,341
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.10%			4.32%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Nine Months Ended September 30, 2012 Over 2011
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(997)	$(328)	$(669)
Taxable securities	159	414	(255)
Nontaxable securities (2)	71	207	(136)
Other	3	6	(3)
Net change in tax-equivalent income	(764)	299	(1,063)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(116)	61	(177)
Savings deposits	(15)	5	(20)
Certificates of deposit	(506)	(162)	(344)
Advances from Federal Home Loan Bank	17	(43)	60
Other	(46)	25	(71)
Net change in interest expense	(666)	(114)	(552)
Net change in tax-equivalent net interest income	$(98)	$413	$(511)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry.  This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.  The adjustments to determine net interest income on a tax-equivalent basis were $526,000 and $504,000 for the nine months ended September 30, 2012 and 2011, respectively.  These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $98,000 in the first nine months of 2012 compared to the same period in 2011.  The relationship between growth in average interest-earning assets and a smaller amount of growth in average interest-bearing liabilities caused net interest income to increase $413,000 in the first nine months of 2012 compared to the same period in the prior year.  A reduction of 19 basis points in the net interest spread from 4.14% in the first nine months of 2011 to 3.95% in the first nine months of 2012 resulted in a $511,000 decrease in net interest income.

The average balance of loans decreased $7.6 million in the first nine months of 2012 compared to the same period in 2011.  Average commercial and industrial and commercial real estate loans were $8.2 million lower and average residential mortgage loans were $0.6 million lower in the first nine months of 2012 than in the same period in 2011.  This was offset by a $1.2 million increase in the average balance of consumer loans in the first nine months of 2012 compared to the same period in the prior year.  The decrease in the average loans balance combined with a 28 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $997,000 in the first nine months of 2012 compared to the same period in the prior year.  The average balance of total securities grew $23.6 million in the first nine months of 2012 compared to the same period in 2011.  Additional securities were purchased in 2011 and in the first three quarters of 2012 due to the declining balance in loans and to provide earning asset growth.  The growth in securities, partially offset by the effect of lower interest rates earned, caused interest income to increase $230,000 in the first nine months of 2012 compared to the same period in 2011.

The average balance of interest-bearing demand deposits increased $12.9 million in the first nine months of 2012 compared to the same period in 2011.  The effect of the higher average balance, offset by a 15 basis point decline in the average rate paid, caused interest expense to decrease $116,000 in the first nine months of 2012 compared to the same period in 2011.  The average balance of savings deposits increased $3.8 million in the first nine months of 2012 compared to the same period in the prior year.  The impact of the savings deposit growth was offset by a 5 basis point drop in the average rate paid, which caused interest expense to decrease $15,000 in the first nine months of 2012 compared to the same period in 2011.  The average balance of certificates of deposit was down $15.5 million in the first nine months of 2012 compared to the same period in 2011.  The average balance of local certificates was $12.6 million lower while the average balance of nonlocal certificates was $2.1 million lower in 2012 than in 2011.  The decline in certificates of deposit plus a 32 basis point reduction in the average rate paid on certificates caused interest expense to fall $506,000 in the first nine months of 2012 compared to the same period in 2011.  A small increase in the average balance of other interest-bearing liabilities in the first nine months of 2012 compared to the first nine months of 2011 offset by the effect of a 38 basis point decrease in the average rate paid caused a $46,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 3.95% in the first nine months of 2012, compared to 4.14% for the first nine months of 2011.  The decline in the interest spread was due to a 45 basis point decrease in the average rate earned on interest-earning assets in the first nine months of 2012 compared to the same period in 2011, which was partially offset by a 26 basis point decrease in the average rate paid on interest-bearing liabilities.  The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2011 and the first nine months of 2012.  Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions.  The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2011 and the first nine months of 2012.

Provision and Allowance for Loan Losses
The allowance for loan losses grew $560,000 from December 31, 2011 to September 30, 2012.  The provision for loan losses was $500,000 in the third quarter and $1,975,000 in the first nine months of 2012, compared to $950,000 and $2,800,000, respectively, in the same periods in 2011.  The reduction in the provision for loan losses was due to a lower level of net charge-offs in the third quarter and first nine months of 2012 than in the same periods in 2011.  Nonperforming loans were $7.5 million as of September 30, 2012, compared to $8.3 million as of June 30, 2012 and $6.7 million as of December 31, 2011.  The increase in nonperforming loans since the end of 2011 was due to growth of $0.7 million in troubled debt restructurings.  The allowance for loan losses was 1.91% of total loans as of September 30, 2012, compared to 1.84% at June 30, 2012 and 1.63% at December 31, 2011.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2012		2011
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$4	$—	$6
Commercial and industrial	377	45	159	9
Consumer	261	177	262	177
Real estate, commercial	518	213	1,092	51
Real estate, residential	784	86	1,502	77
	$1,940	$525	$3,015	$320

Net charge-offs in the third quarter and first nine months of 2012 were $336,000 and $1,415,000, respectively, compared to $918,000 in the third quarter of 2011 and $2,695,000 in the first nine months of 2011.  Net charge-offs on an annualized basis as a percentage of average loans were 0.61% in the first nine months of 2012 compared to 1.14% for the same period in the prior year.  Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers and may cause charge-offs to remain at heightened levels in future quarters.  Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne.  As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2012, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income
Total noninterest income increased $142,000 in the third quarter of 2012 and $524,000 in the first nine months of 2012 compared to the same periods in 2011.  A decline in customer service charges of $23,000 in the third quarter and $152,000 in the first nine months of 2012 compared to the same periods in the prior year was due to lower overdraft fees.  Growth of gains on loan sales of $321,000 in the third quarter and $810,000 in the first nine months of 2012 compared to the same periods in 2011 resulted from increased residential mortgage refinancing activity which supported $35.0 million of loan sales in the first nine months of 2012, compared to $17.9 million in the first nine months of 2011.  Increases of $16,000 in the third quarter and $240,000 in the first nine months of 2012 in gains on sales of securities when compared to the same periods in 2011 resulted from more sales activity in the first nine months of 2012 than in the same period of the prior year and higher percentage gains on sales due to the relatively low general market rates.  Increases of $108,000 in the third quarter and $389,000 in the first nine months of 2012 in losses on sales and write-downs of other assets when compared to the same periods in 2011 resulted from more write-downs of foreclosed properties. Earnings on life insurance policies included $135,000 in the first quarter of 2012 from a death benefit received.  Part of the decline in other noninterest income was caused by lower ATM surcharge fee income of $24,000 in the third quarter of 2012 and $66,000 in the first three quarters of 2012 compared to the same periods in 2011.

Noninterest Expense
Total noninterest expense increased $249,000 in the third quarter of 2012 and $341,000 in the first nine months of 2012 compared to the same periods in 2011.  The increase of $139,000 in salaries and benefits in the third quarter of 2012 and $281,000 in the first nine months of 2012 compared to the same periods in 2011 resulted from higher commission expense related to mortgage loan originations, incentive bonus and profit sharing accruals, and health insurance costs.  Growth in data processing expense of $67,000 in the third quarter and $77,000 in the first nine months of 2012 compared to the same periods in the prior year was caused by higher software maintenance costs.  An increase of $52,000 in the third quarter and $68,000 in the first nine months of 2012 compared to the same periods in 2011 was due to more usage of outside consultants.  FDIC insurance cost decreased $28,000 in the third quarter of 2012 and $115,000 in the first nine months of 2012 compared to the same periods in the prior year due to a change in the assessment base for insurance beginning in the second quarter of 2011.

Income Tax Expense
Income tax expense was $949,000 in the first nine months of 2012 compared to $724,000 for the same period in 2011.  The effective tax rate was 23.1% for 2012 and 22.5% for 2011.  The difference between the effective tax rate and the statutory federal tax rate of 34% was primarily due to tax exempt income from securities and bank-owned life insurance.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $8.6 million in the third quarter of 2012 and $23.9 million in the first nine months of 2012.  Various securities totaling $58.5 million were purchased in the first nine months of 2012 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio.  Approximately $24.8 million in various securities were called or matured since the end of 2011.  Principal repayments on securities totaled $2.8 million in the first nine months of 2012.  Approximately $6.8 million of securities were sold in the first nine months of 2012 for a net gain of $307,000.

Loans
The loan portfolio (excluding loans held for sale) declined $2.3 million in the third quarter of 2012 and $17.6 million in the first nine months of 2012.  With the exception of refinancing activity in residential real estate loans, loan demand in the first nine months of 2012 was sluggish due to the lackluster Michigan economy and relatively low real estate values.  In addition, increased competition has caused loan prepayments to accelerate in 2012.  Balances in all loan categories except for commercial and industrial loans and consumer loans declined since the end of 2011, with a decrease of $11.4 million in agricultural loans and $6.5 million in commercial real estate loans contributing most of the decline.  Much of the decrease in agricultural loans in 2012 resulted from seasonal pay-downs on lines of credit.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $4.9 million as of September 30, 2012, compared to $5.9 million as of June 30, 2012 and $4.5 million as of December 31, 2011.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	September 30, 2012	December 31, 2011
Loans accounted for on a nonaccrual basis	$4,146	$4,155
Accruing loans contractually past due 90 days or more as to principal or interest payments	357	70
Loans considered troubled debt restructurings, which are not included above	3,025	2,448
Total	$7,528	$6,673

At September 30, 2012, nonaccrual loans included $3.0 million in commercial real estate loans, $0.8 million in residential real estate loans, and $0.3 million in commercial and industrial loans.  At December 31, 2011, nonaccrual loans included $2.8 million in commercial real estate loans, $1.2 million in residential real estate loans, and $0.2 million in commercial and industrial loans.  Loans considered troubled debt restructurings were comprised of $1.7 million in residential real estate loans and $1.2 million in commercial real estate loans as of September 30, 2012, compared to $1.1 million and $1.2 million, respectively as of December 31, 2011.  Management believes the allowance allocated to its nonperforming loans is sufficient at September 30, 2012; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned (“OREO”) increased $475,000 in the third quarter of 2012 and has decreased $173,000 in the first nine months of 2012.  A total of $938,000 of commercial real estate and residential real estate loans were transferred into OREO during the first nine months of 2012, while sales of properties or payments upon them or write-downs of the value of other real estate properties were $1,111,000 for the same time period.  Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2012.  The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure.  Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits grew $17.3 million in the third quarter of 2012 and have increased $16.7 million since the end of 2011.  Some of the growth in the third quarter was obtained from ChoiceOne’s municipal clients who received summer property tax payments in September 2012.  Checking and savings deposits grew $15.8 million in the third quarter of 2012 and have grown $32.3 million in the first nine months of 2012.  Local certificates of deposit increased $1.5 million in the third quarter and have declined $13.3 million in the first nine months of 2012.  Nonlocal certificates of deposit were reduced $2.3 million in the first nine months of 2012.

A decrease of $1.6 million in repurchase agreements in the first nine months of 2012 was due to normal fluctuations in funds provided by bank customers.  Repurchase agreements were also affected by the maturity in July 2012 of a $5.0 million structured repurchase agreement.  Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term.  Management plans to continue this practice as a low-cost source of funding.  Federal Home Loan Bank advances decreased $3.0 million in the first nine months of 2012 due to a prepayment of a $3.0 million advance in the second quarter of 2012 and payments on an amortizing advance.  The prepaid advance was scheduled to mature in January 2013 and carried an interest rate of 2.54%.

Shareholders’ Equity
Total shareholders’ equity increased $2.4 million from December 31, 2011 to September 30, 2012.  Growth in equity resulted from current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the sale of ChoiceOne stock, offset by the effect of cash dividends paid.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

			Total
			Risk-
(Dollars in thousands)	Leverage	Tier 1	Based
	Capital	Capital	Capital
Capital balances at September 30, 2012	$41,240	$41,240	$45,261
Required regulatory capital to be considered “well capitalized”	24,435	20,239	33,732
Capital in excess of “well capitalized” minimum	16,805	21,001	11,529
Capital ratios at September 30, 2012	8.44%	12.23%	13.42%
Regulatory capital ratios – minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis.  The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2012 are adequate for the foreseeable future.  The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity
Net cash provided from operating activities was $8.0 million for the nine months ended September 30, 2012 compared to $9.5 million provided in the same period a year ago.  Higher proceeds from loan sales were offset by lower proceeds from sales of other real estate owned.  Net cash used in investing activities was $9.0 million for the first nine months of 2012 compared to $27.2 million in the same period in 2011.  The change was due to a lower level of net loan originations, which was partially offset by a higher level of net securities purchases.  Net cash used in financing activities was $10.9 million in the nine months ended September 30, 2012, compared to $3.7 million in the same period in the prior year.  The effect of deposit growth was partially offset by a higher level of payments on Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures as of the end of the period covered by this report.  Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.  There was no change in the Registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 25, 2012, the Registrant issued 745 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $10,000.  The Registrant relied on the exemption contained in Section 4(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the third quarter of 2012.  As of September 30, 2012, there are 101,502 shares remaining that may yet be purchased under approved plans or programs.  The repurchase plan was adopted and announced on July 21, 2004.  There is no stated expiration date.  The plan authorized the repurchase of up to 50,000 shares.  The Registrant’s Board of Directors authorized an additional repurchase plan on July 26, 2007.  There is no stated expiration date and this plan authorized ChoiceOne to repurchase an additional 100,000 shares.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 14, 2012	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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