Form 10-K
period 2012-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2013-03-29
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
Yes ☐   No ☒

As of June 30, 2012, the aggregate market value of common stock held by non-affiliates of the Registrant was $47.6 million. This amount is based on an average bid price of $14.44 per share for the Registrant’s stock as of such date.

As of March 15, 2013, the Registrant had 3,299,120 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9A incorporate by reference portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held May 1, 2013.

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

General

ChoiceOne Financial Services, Inc. (the “Registrant”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant’s only subsidiary and significant asset as of December 31, 2012, was ChoiceOne Bank (the “Bank”). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the “Mortgage Company”). In December 2008, the operations of the Mortgage Company were consolidated into the Bank and the Mortgage Company subsidiary was eliminated. The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. (“VRFC”), a single-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

The Registrant’s business is primarily concentrated in a single industry segment - banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank’s consumer loan department makes direct and indirect loans to consumers and purchasers of residential and real property. The Mortgage Company originated and sold a full line of conventional type mortgage loans for 1-4 family and multi-family residential real estate properties. No material part of the business of the Registrant or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Registrant.

The Bank’s primary market area lies within portions of Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. Currently the Bank serves these markets through thirteen full-service offices. The Registrant and the Bank have no foreign assets or income.

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 62%, 67%, and 69% of total revenues in 2012, 2011, and 2010, respectively. Interest on securities accounted for 12%, 11%, and 10% of total revenues in 2012, 2011, and 2010, respectively.

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

Employees

As of February 28, 2013, the Registrant, the Bank and the Insurance Agency employed 147 employees, of which 119 were full-time employees. The Registrant, Bank, and Insurance Agency believe their relations with their employees are good.

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

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)

	2012	2011	2010
U.S. Government and federal agency	$40,268	$40,413	$29,066
U.S. Treasury notes and bonds	7,398	—	—
State and municipal	64,678	54,499	47,620
Mortgage-backed	12,526	9,780	7,599
Corporate	6,712	6,011	2,883
Foreign debt securities	1,001	—	—
Equity securities	1,909	1,535	1,599
FDIC-guaranteed financial institution debt	—	2,038	2,053
Total	$134,492	$114,276	$90,820

The Registrant did not hold investment securities from any one issuer at December 31, 2012, that were greater than 10% of the Registrant’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2012 and 2011, a schedule of maturities of securities as of December 31, 2012, and the weighted average yields of securities as of December 31, 2012.

(Dollars in thousands)

	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2012	Fair Value at Dec. 31, 2011
U.S. Government and federal agency	$22,081	$16,190	$1,997	$—	$40,268	$40,413
U.S. Treasury	—	5,211	2,187	—	7,398	—
State and municipal	9,234	24,636	28,382	2,426	64,678	54,499
Mortgage-backed securities	1,435	8,449	2,216	426	12,526	9,780
Corporate	502	6,210	—	—	6,712	6,011
Foreign debt securities	—	1,001	—	—	1,001	—
FDIC-guaranteed financial institution debt	—	—	—	—	—	2,038
Total debt securities	34,252	61,697	34,782	2,852	132,583	112,741

Equity securities (1)	—	263	—	500	1,909	1,535
Total securities	$34,252	$61,960	$34,782	$3,352	$134,492	$114,276

	Weighted average yields:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Total
U.S. Government and federal agency	1.52%	1.35%	1.63%	—%	1.46%
State and municipal (2)	5.31	4.35	4.12	4.73	4.40
Foreign debt securities	—	1.10	—	—	1.10
U.S. Treasury	—	0.83	0.67	—	0.78
Mortgage-backed securities	0.76	2.15	1.99	2.43	1.97
Corporate	2.05	1.75	—	—	1.77
Equity securities (2)	—	4.30	—	3.75	4.00

(1)	Equity securities are preferred stock that may or may not have a stated maturity.
(2)	The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)

	2012	2011	2010	2009	2008
Agricultural	$31,790	$38,929	$29,681	$31,322	$23,408
Commercial and industrial	67,365	58,685	55,947	53,964	57,587
Consumer	19,367	18,657	16,709	16,285	16,047
Real estate – commercial	93,312	106,250	116,351	121,100	123,952
Real estate – construction	1,056	1,169	853	1,158	2,026
Real estate – residential	98,578	96,437	97,399	98,887	102,957
Total loans, gross	$311,468	$320,127	$316,940	$322,716	$325,977

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2012. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2012.

(Dollars in thousands)

Loan Type	Less than 1 Year	1 Year – 5 Years	More than 5 Years	Total
Agricultural	$9,328	$14,871	$7,591	$31,790
Commercial and industrial	15,584	38,167	13,614	67,365
Real estate – commercial	21,139	61,690	10,483	93,312
Real estate – construction	1,056	—	—	1,056
Totals	$47,107	$114,728	$31,688	$193,523

Loan Sensitivity to Changes in Interest Rates	Less than 1 Year	1 Year – 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$24,475	$114,108	$31,548	$170,131
Loans with floating or adjustable interest rates	22,632	620	140	23,392
Totals	$47,107	$114,728	$31,688	$193,523

(1)	Loan maturities are classified according to the contractual maturity date or the anticipated amortization period, whichever is appropriate. The anticipated amortization period is used in the case of loans where a balloon payment is due before the end of the loan’s normal amortization period. At the time the balloon payment is due, the loan can either be rewritten or payment in full can be requested. The decision regarding whether the loan will be rewritten or a payment in full will be requested will be based upon the loan’s payment history, the borrower’s current financial condition, and other relevant factors.

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)

	2012	2011	2010	2009	2008
Loans accounted for on a non-accrual basis	$2,331	$4,155	$6,273	$11,881	$8,305
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	30	70	23	202	333
Loans defined as “troubled debt restructurings”	4,405	2,448	2,141	1,919	605
Totals	$6,766	$6,673	$8,437	$14,002	$9,243

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)

	2012	2011	2010	2009	2008
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$183	$373	$492	$567	$442
Interest on non-performing loans that was actually recorded when received	$—	$—	$2	$—	$—

Potential Problem Loans

At December 31, 2012, there were $14.2 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $700,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2012. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2012, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 3 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets

As of December 31, 2012, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2012	2011	2010	2009	2008

Balance at January 1	$5,213	$4,729	$4,322	$3,600	$3,600

Charge-offs:
Agricultural	—	45	—	—	—
Commercial and industrial	405	228	765	1,558	1,193
Consumer	338	361	444	535	567
Real estate – commercial	869	1,357	1,523	1,217	816
Real estate – construction	—	—	—	15	—
Real estate – residential	887	1,677	1,152	1,369	1,252
Total charge-offs	2,499	3,668	3,884	4,694	3,828

Recoveries:
Agricultural	5	10	—	—	—
Commercial and industrial	61	32	68	102	60
Consumer	214	217	230	246	252
Real estate – commercial	224	89	16	58	35
Real estate – construction	—	—	—	29	—
Real estate – residential	119	104	27	106	6
Total recoveries	623	452	341	541	353

Net charge-offs	1,876	3,216	3,543	4,153	3,475

Additions charged to operations (1)	2,515	3,700	3,950	4,875	3,475

Balance at December 31	$5,852	$5,213	$4,729	$4,322	$3,600

Ratio of net charge-offs during the period to average loans outstanding during the period	0.61%	1.01%	1.12%	1.30%	1.06%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)

	2012	2011	2010	2009	2008
Agricultural	$140	$55	$181	$124	$242
Commercial and industrial	381	609	641	735	616
Consumer	250	197	243	306	351
Real estate – commercial	2,596	2,299	1,729	1,546	996
Real estate – construction	15	34	2	3	5
Real estate – residential	1,923	1,847	1,554	1,590	1,124
Unallocated	547	172	379	18	266
Total allowance	$5,852	$5,213	$4,729	$4,322	$3,600

The increase in the allowance allocation to agricultural loans was due in part to weather conditions that affected certain agricultural borrowers in 2012. The decrease in the allowance allocation to commercial and industrial loans and the increase in the allocation to commercial real estate loans were based on the perceived risk level in these loan categories.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2012.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2012	2011	2010	2009	2008
Agricultural	10%	12%	9%	10%	7%
Commercial and industrial	22	18	18	17	18
Consumer	6	6	5	5	5
Real estate – commercial	30	33	37	37	38
Real estate – construction	—	1	—	—	1
Real estate – residential	32	30	31	31	31
Total	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)

	2012		2011		2010
Noninterest-bearing demand	$83,810	—	$72,707	—	$64,828	—
Interest-bearing demand and money market deposits	136,118	0.27%	124,575	0.43%	108,522	0.51%
Savings	50,252	0.12%	45,698	0.11%	40,534	0.20%
Certificates of deposit	138,805	1.20%	153,494	1.54%	160,390	2.05%
Total	$408,985	0.51%	$396,474	0.74%	$374,274	1.05%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2012.

(Dollars in thousands)

Maturing in less than 3 months	$25,322
Maturing in 3 to 6 months	8,821
Maturing in 6 to 12 months	16,307
Maturing in more than 12 months	16,481
Total	$66,931

Short-Term Borrowings

Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2012	2011	2010
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$97	$3	$4
Average interest rate during the year	0.14%	0.72%	0.26%
Maximum month end balance during the year	$—	$6,120	$165

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2012	2011	2010
Outstanding balance at December 31	$19,572	$16,869	$17,249
Average interest rate at December 31	0.25%	0.30%	0.40%
Average balance during the year	$19,289	$15,815	$14,269
Average interest rate during the year	0.27%	0.36%	0.51%
Maximum month end balance during the year	$22,984	$17,249	$17,249

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 3 months to 11 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2012	2011	2010
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$—	$1	$—
Average interest rate during the year	—%	0.49%	—%
Maximum month end balance during the year	$—	$—	$—

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2012, 2011, or 2010.

Return on Equity and Assets

The following schedule presents the Registrant’s ratios for the years ended December 31:

	2012	2011	2010
Return on assets (net income divided by average total assets)	0.85%	0.72%	0.58%

Return on equity (net income divided by average equity)	7.17%	6.26%	5.02%

Dividend payout ratio (dividends declared per share divided by net income per share)	38.67%	44.92%	57.99%

Equity to assets ratio (average equity divided by average total assets)	11.87%	11.53%	11.50%

Item 1A.	Risk Factors

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

The financial markets have been experiencing volatility and disruption in recent periods. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in financial markets and issues relating to liquidity among financial institutions. As a result of concern about the stability of the financial markets generally, the resulting credit availability issues, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could have a material adverse effect on the Registrant’s ability to access capital and manage liquidity. If current levels of financial market volatility and disruption continue or worsen, there can be no assurance that the Registrant’s business, financial condition and results of operations will not be materially and adversely impacted. There can be no assurances that legislation, such as the Emergency Economic Stabilization Act of 2008, and actions taken by the United States Department of the Treasury and the FDIC for the purpose of stabilizing the financial markets will achieve their intended effects.

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

The Dodd-Frank Act may have a significant impact on the Registrant and results of its operations.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations will become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and changes in the products and/or services that are currently being offered, which could be significant and could adversely impact the Registrant’s results of operations, financial condition or liquidity.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm the Registrant’s business.

As part of its business, the Registrant collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties. Despite the security measures the Registrant has in place for its facilities and systems, and the security measures of its third party service providers, the Registrant may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Registrant or by its vendors, could severely damage the Registrant’s reputation, expose it to the risks of litigation and liability, disrupt the Registrant’s operations and have a material adverse effect on the Registrant’s business.

The Registrant’s information systems may experience an interruption or breach in security.

The Registrant relies heavily on communications and information systems to conduct its business and deliver its products. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Registrant’s customer relationship management, general ledger, deposit, loan and other systems. While the Registrant has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of the Registrant’s information systems or its customers’ information or computer systems would not damage the Registrant’s reputation, result in a loss of customer business, subject the Registrant to additional regulatory scrutiny, or expose the Registrant to civil litigation and financial liability, any of which could have a material adverse effect on the Registrant’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Registrant’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Registrant’s ability to conduct business. Such events could affect the stability of the Registrant’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Registrant to incur additional expenses.

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

The offices of the Bank and Insurance Agency as of February 28, 2013, were as follows:

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
Office is owned by the Bank and comprises 2,700 square feet.

Bank’s branch office:

10 West Main Street, Grant, Michigan
Office is owned by the Bank and comprises 4,800 square feet.

Bank’s branch office:

246 West River Valley Drive, Newaygo, Michigan
Office is owned by the Bank and comprises 2,600 square feet.

Bank’s branch office:

1423 West Main Street, Fremont, Michigan
Office is owned by the Bank and comprises 1,600 square feet.

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 28, 2013. The Registrant, Bank and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2012, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Stock Information” on pages 1 and 2 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

On October 24, 2012, the Registrant issued 746 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $11,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Registrant’s purchases of its own common stock during the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs or Plans	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs

October 1 – October 31, 2012
Employee Transactions (1)	—		$—	—
Repurchase Program (2)	—		$—	—	101,388

November 1 – November 30, 2012
Employee Transactions (1)	—		$—	—
Repurchase Program (2)	5,000		$14.90	5,000	96,388

December 1 – December 31, 2012
Employee Transactions (1)	1,444		$14.94	—
Repurchase Program (2)	—		$—	—	96,388

Total for Fourth Quarter ended December 31, 2012		$
Employee Transactions (1)	1,444		$14.94	—
Repurchase Program (2)	5,000		$14.90	5,000	$96,388

 (1) Employee transactions are under the Registrant’s stock incentive plans. These transactions may include: (1) shares of common stock delivered in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options who exercised options, and (2) shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of the restricted shares. As of December 31, 2012, all 50,000 shares authorized under this plan have been repurchased. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2) On July 21, 2004, the Board of Directors authorized the Registrant to repurchase 50,000 shares under a publicly announced repurchase plan. As of December 31, 2012, all 50,000 shares authorized under this plan have been repurchased. The Board of Directors authorized an additional repurchase plan on July 26, 2007 to buy back 100,000 shares. There is no stated expiration date.

Item 6.	Selected Financial Data

The information under the caption “Selected Financial Data” on page 5 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including all subheadings, on pages 6 through 19, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading “Liquidity and Interest Rate Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 19, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 21 through 52, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting on page 20 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012 is here incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, is incorporated herein by reference.

The Registrant has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Registrant’s website at “www.choiceone.com.“ The Registrant intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at “www.choiceone.com.“

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options,warrants and rights	Weighted-average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	36,900	$16.95	145,393
Equity compensation plans not approved by security holders	—	—	3,849
Total	36,900	$16.95	149,242

Equity compensation plans approved by security holders include the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.

Shareholders at the Registrant’s 2012 Annual Meeting approved the Stock Incentive Plan of 2012. Officers and key employees of the Registrant and its subsidiaries are eligible to receive awards under this Plan. Incentive awards may be given in the form of stock options, stock appreciation rights, restricted stock units, restricted stock, stock awards and other equity-based awards. The Plan provides for a maximum of 100,000 shares of the Registrant’s common stock, subject to adjustments in the capital structure of the Registrant. New awards for up to 100,000 shares may be made under this Plan.

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

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant’s common stock at up to a 15% discount from the average bid price for the Registrant’s common stock. Employees who elect to participate in the plan can purchase shares of the Registrant’s common stock on a quarterly basis. The Plan provides for a maximum of 55,126 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. Shareholders at the 2011 Annual Meeting approved an Amended and Restated Employee Stock Purchase Plan. The new plan made an additional 50,000 available for purchase providing a total of 105,126 shares under the plan. As of December 31, 2012, new issuances for up to 45,393 shares may be made under the plan.

Equity compensation plans not approved by security holders consist of the Directors’ Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant’s stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 72,978 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 3,849 shares may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2013, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2012 and 2011.

		Consolidated Statements of Income for the years ended December 31, 2012, 2011, and 2010.

		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010.

		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 27, 2013.

		The consolidated financial statements, notes to consolidated financial statements and independent auditors’ report dated March 27, 2013 listed above are incorporated by reference in Item 8 of this report from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2012.

	(2)	Financial Statement Schedules. None.

(b)	Exhibits. The following exhibits are filed as part of this report:

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.1	Employment Agreement with James A. Bosserd. (1)

10.2	Stock Incentive Plan of 2012. (1) Previously filed as an appendix to the Registrant’s definitive proxy statement filed with the commission on March 30, 2012. Here incorporated by reference.

10.3

Amended and Restated Executive Stock Incentive Plan (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.4	Directors' Stock Purchase Plan. (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2012.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2012, 2011, and 2010.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File.

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

ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 27, 2013
James A. Bosserd
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2013
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 27, 2013
Thomas L. Lampen

*/s/ Stuart Goodfellow	Chairman of the Board and Director	March 27, 2013
Stuart Goodfellow

*/s/ Jerome Arends	Director	March 27, 2013
Jerome Arends

*/s/ Frank G. Berris	Director	March 27, 2013
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 27, 2013
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 27, 2013
William F. Cutler, Jr.

*/s/ Lewis G. Emmons	Director	March 27, 2013
Lewis G. Emmons

*/s/ Gary Gust	Director	March 27, 2013
Gary Gust

*/s/ Paul L. Johnson	Director	March 27, 2013
Paul L. Johnson

*/s/ Dennis C. Nelson	Director	March 27, 2013
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 27, 2013
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 27, 2013
Roxanne M. Page

*/s/ Donald VanSingel	Director	March 27, 2013
Donald VanSingel

*By	/s/ Thomas L. Lampen
Attorney-in-Fact

EXHIBIT INDEX

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-Q Quarterly Report for the quarter ended June 30, 2008. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2008. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.

10.1	Employment Agreement with James A. Bosserd. (1)

10.2	Stock Incentive Plan of 2012. (1) Previously filed as an appendix to the Registrant’s definitive proxy statement filed with the commission on March 30, 2012. Here incorporated by reference.

10.3	Amended and Restated Executive Stock Incentive Plan (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.4	Directors' Stock Purchase Plan. (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2007. Here incorporated by reference.
10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2006. Here incorporated by reference.

13	Annual Report to Shareholders for the year ended December 31, 2012.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2012, 2011, and 2010.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1*	Interactive Data File.

*As provided in Rule 406T of Regulation S-T, this information shall not be deemed filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act or otherwise subject to liability under those sections.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.