Form 10-Q
period 2013-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2013-05-15
CIK 803164

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________to__________

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

As of April 30, 2013, the Registrant had outstanding 3,300,456 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	March 31, 2013	December 31 2012
	(Unaudited)	(Audited)
Assets
Cash and cash due from banks	$17,746	$19,034
Federal funds sold	0	0
Cash and cash equivalents	17,746	19,034

Securities available for sale	133,689	134,492
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,272
Loans held for sale	3,403	1,874

Loans	313,116	311,468
Allowance for loan losses	(5,881)	(5,852)
Loans, net	307,235	305,616

Premises and equipment, net	12,253	12,121
Other real estate owned, net	2,077	2,019
Cash value of life insurance policies	10,045	9,970
Intangible assets, net	1,612	1,724
Goodwill	13,728	13,728
Other assets	4,851	4,585
Total assets	$510,389	$508,913

Liabilities
Deposits – noninterest-bearing	$95,618	$101,861
Deposits – interest-bearing	330,058	322,338
Total deposits	425,676	424,199

Repurchase agreements	18,353	19,572
Advances from Federal Home Loan Bank	413	420
Other liabilities	4,521	4,216
Total liabilities	448,963	448,407

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,300,456 at March 31, 2013 and 3,298,081 at December 31, 2012	46,674	46,649
Retained earnings	12,307	11,501
Accumulated other comprehensive income, net	2,445	2,356
Total shareholders’ equity	61,426	60,506
Total liabilities and shareholders’ equity	$510,389	$508,913

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$4,004	$4,346
Securities:
Taxable	463	503
Tax exempt	346	321
Other	3	5
Total interest income	4,816	5,175

Interest expense
Deposits	376	612
Advances from Federal Home Loan Bank	4	76
Other	9	68
Total interest expense	389	756

Net interest income	4,427	4,419
Provision for loan losses	300	825

Net interest income after provision for loan losses	4,127	3,594

Noninterest income
Customer service charges	838	780
Insurance and investment commissions	149	161
Gains on sales of loans	493	374
Gains on sales of securities	23	169
Losses on sales and write-downs of other assets	(69)	(172)
Earnings on life insurance policies	75	213
Other income	187	168
Total noninterest income	1,696	1,693

Noninterest expense
Salaries and benefits	2,016	1,869
Occupancy and equipment	570	592
Data processing	500	442
Professional fees	158	210
Supplies and postage	144	135
Advertising and promotional	53	44
Intangible amortization	112	112
Loan and collection expense	111	128
FDIC insurance	95	105
Other expense	403	378
Total noninterest expense	4,162	4,015

Income before income tax	1,661	1,272
Income tax expense	426	257

Net income	$1,235	$1,015

Basic earnings per share	$0.37	$0.31
Diluted earnings per share	$0.37	$0.31
Dividends declared per share	$0.13	$0.12

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Net income	$1,235	$1,015

Other comprehensive income, net of tax
Unrealized holding gains on available for sale securities, net of tax of $54 and ($98) at March 31, 2013 and March 31, 2012, respectively	104	(191)
Less: Reclassification adjustment for gain recognized in earnings, net of tax of ($8) and ($57) at March 31, 2013 and March 31, 2012, respectively	(15)	(112)
Other comprehensive income, net of tax of $46 and ($155) at March 31, 2013 and March, 2012, respectively	89	(303)

Comprehensive income	$1,324	$712

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2012	3,293,269	$46,602	$8,887	$2,415	$57,904

Net income			1,015		1,015
Other comprehensive income				(303)	(303)
Shares issued	1,772	19			19
Effect of employee stock purchases		3			3
Cash dividends declared ($0.12 per share)			(395)		(395)

Balance, March 31, 2012	3,295,041	$46,624	$9,507	$2,112	$58,243

Balance, January 1, 2013	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			1,235		1,235
Other comprehensive income				89	89
Shares issued	2,375	30			30
Change in ESOP repurchase obligation		(8)			(8)
Effect of employee stock purchases		3			3
Cash dividends declared ($0.13 per share)			(429)		(429)

Balance, March 31, 2013	3,300,456	$46,674	$12,307	$2,445	$61,426

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,235	$1,015
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	300	825
Depreciation	218	233
Amortization	427	354
Compensation expense on employee stock purchases	3	3
Gains on sales of securities	(23)	(169)
Gains on sales of loans	(493)	(374)
Loans originated for sale	(14,677)	(10,807)
Proceeds from loan sales	13,550	11,538
Earnings on bank-owned life insurance	(75)	(213)
Proceeds from life insurance	—	311
Gains on sales of other real estate owned	(17)	(9)
Write-downs of other real estate owned	89	166
Proceeds from sales of other real estate owned	235	284
Deferred federal income tax benefit	113	(9)
Net changes in other assets	(217)	(83)
Net changes in other liabilities	364	(2)
Net cash from operating activities	806	3,063

Cash flows from investing activities:
Securities available for sale:
Sales	1,283	3,690
Maturities, prepayments and calls	5,597	12,607
Purchases	(6,192)	(29,161)
Loan originations and payments, net	(2,284)	12,180
Additions to premises and equipment	(350)	(61)
Net cash from investing activities	(1,946)	(745)

Cash flows from financing activities:
Net change in deposits	1,477	9,500
Net change in repurchase agreements	(1,219)	(2,894)
Proceeds from Federal Home Loan Bank advances	1,000	—
Payments on Federal Home Loan Bank advances	(1,007)	(7)
Issuance of common stock	30	19
Cash dividends	(429)	(395)
Net cash from financing activities	(148)	6,223

Net change in cash and cash equivalents	(1,288)	8,541
Beginning cash and cash equivalents	19,034	17,125

Ending cash and cash equivalents	$17,746	$25,666

Supplemental disclosures of cash flow information:
Cash paid for interest	$412	$773
Cash paid for income taxes	$—	$100
Loans transferred to other real estate owned	$365	$15
Securities transferred to other assets	$—	$330

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and March 31, 2012, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2013 and March 31, 2012, the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2013 and March 31, 2012, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and March 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Stock Transactions

A total of 848 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $12,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2013. A total of 1,336 shares were issued to employees for a cash price of $18,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2013. A total of 191 shares of common stock were issued upon the exercise of stock options in the first quarter of 2013.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to improve the reporting of reclassifications out of accumulated other comprehensive income. The update requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these accounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ChoiceOne adopted ASU 2013-02 as of January 1, 2013.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,882	$351	$(1)	$40,232
U.S. Treasury	7,343	46	(8)	7,381
State and municipal	62,093	2,945	(176)	64,862
Mortgage-backed	10,887	256	(8)	11,135
Corporate	7,351	106	(1)	7,456
Foreign debt	1,000	—	(1)	999
Equity securities	1,651	—	(27)	1,624
Total	$130,207	$3,704	$(222)	$133,689

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,815	$455	$(2)	$40,268
U.S. Treasury	7,362	45	(9)	7,398
State and municipal	62,248	2,668	(238)	64,678
Mortgage-backed	12,218	308	—	12,526
Corporate	6,600	113	(1)	6,712
Foreign debt	1,000	1	—	1,001
Equity securities	1,902	12	(5)	1,909
Total	$131,145	$3,602	$(255)	$134,492

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2013. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)

	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended March 31, 2013
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	—	(21)	(97)	(98)	—	(164)	—	(380)
Recoveries	1	37	52	10	—	9	—	109
Provision	49	156	31	392	—	(216)	(112)	300
Ending balance	$190	$553	$236	$2,900	$15	$1,552	$435	$5,881

Individually evaluated for impairment	$26	$193	$10	$373	$—	$447	$—	$1,049

Collectively evaluated for impairment	$164	$360	$226	$2,527	$15	$1,105	$435	$4,832

Three Months Ended March 31, 2012
Beginning balance	$55	$609	$197	$2,299	$34	$1,847	$172	$5,213
Charge-offs	—	(20)	(71)	(187)	—	(584)	—	(862)
Recoveries	1	20	66	10	—	63	—	160
Provision	(6)	(53)	39	626	(18)	196	41	825
Ending balance	$50	$556	$231	$2,748	$16	$1,522	$213	$5,336

Individually evaluated for impairment	$—	$105	$—	$443	$—	$—	$—	$548

Collectively evaluated for impairment	$50	$451	$231	$2,305	$16	$1,522	$213	$4,788

Loans
March 31, 2013
Individually evaluated for impairment	$568	$285	$69	$4,372	$—	$2,987		$8,281
Collectively evaluated for impairment	29,454	68,352	19,107	92,038	1,116	94,768		304,835
Ending balance	$30,022	$68,637	$19,176	$96,410	$1,116	$97,755		$313,116

December 31, 2012
Individually evaluated for impairment	$166	$198	$32	$3,723	$—	$1,820		$5,939
Collectively evaluated for impairment	31,624	67,167	19,335	89,589	1,056	96,758		305,529
Ending balance	$31,790	$67,365	$19,367	$93,312	$1,056	$98,578		$311,468

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

Information regarding the Bank’s credit exposure was as follows:

(Dollars in thousands)

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Risk ratings 1 and 2	$8,017	$8,615	$9,761	$9,040	$3,033	$2,711
Risk rating 3	15,366	16,173	42,745	43,549	48,152	45,295
Risk rating 4	5,068	5,040	14,568	13,417	29,543	30,223
Risk rating 5	1,548	1,939	891	855	7,990	7,847
Risk rating 6	19	19	529	361	7,539	6,960
Risk rating 7	4	4	143	143	153	276
	$30,022	$31,790	$68,637	$67,365	$96,410	$93,312

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2013	2012	2013	2012	2013	2012
Performing	$19,143	$19,334	$1,116	$1,056	$97,300	$98,018
Nonperforming	33	33	—	—	455	560
	$19,176	$19,367	$1,116	$1,056	$97,755	$98,578

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the three months ended March 31, 2013 and March 31, 2012:

	March 31, 2013			March 31, 2012
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	—	$—	$—	1	$75	$75
Commercial and industrial	—	—	—	1	40	40
Commercial real estate	—	—	—	3	78	78
	—	$—	$—	5	$193	$193

The following schedule provides information on TDRs as of March 31, 2013 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2013 and March 31, 2012 that had been modified during the year prior to the default:

	March 31, 2013		March 31, 2012
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	1	$118	2	$88
Commercial real estate	1	65	3	1,169
Residential real estate	—	—	7	868
	2	$183	12	$2,125

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
March 31, 2013
With no related allowance recorded
Agricultural	$474	$821	$—	$284	$7
Commercial and industrial	49	49	—	49	—
Consumer	6	6	—	3	1
Commercial real estate	648	1,078	—	612	—
Residential real estate	334	391	—	167	2
Subtotal	1,510	2,345	—	1,115	10
With an allowance recorded
Agricultural	94	94	26	83	1
Commercial and industrial	236	252	193	192	1
Consumer	63	63	10	48	1
Commercial real estate	3,724	3,801	373	3,435	52
Residential real estate	2,653	2,672	447	2,237	23
Subtotal	6,770	6,882	1,049	5,995	78
Total
Agricultural	568	915	26	367	8
Commercial and industrial	285	301	193	241	1
Consumer	69	69	10	51	2
Commercial real estate	4,372	4,879	373	4,047	52
Residential real estate	2,987	3,063	447	2,404	25
Total	$8,281	$9,227	$1,049	$7,110	$88

December 31, 2012
With no related allowance recorded
Agricultural	$94	$441	$—	$19	$—
Commercial and industrial	49	49	—	223	6
Consumer	—	—	—	—	—
Commercial real estate	577	848	—	1,586	—
Residential real estate	—	—	—	1,366	48
Subtotal	720	1,338	—	3,194	54
With an allowance recorded
Agricultural	72	72	1	14	1
Commercial and industrial	149	169	112	112	—
Consumer	32	32	—	6	—
Commercial real estate	3,146	3,193	449	1,576	24
Residential real estate	1,820	1,820	138	364	20
Subtotal	5,219	5,286	700	2,072	45
Total
Agricultural	166	513	1	33	1
Commercial and industrial	198	218	112	335	6
Consumer	32	32	—	6	—
Commercial real estate	3,723	4,041	449	3,162	24
Residential real estate	1,820	1,820	138	1,730	68
Total	$5,939	$6,624	$700	$5,266	$99

An aging analysis of loans by loan category follows:

(Dollars in thousands)

	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
March 31, 2013
Agricultural	$344	$215	$19	$578	$29,444	$30,022	$—
Commercial and industrial	622	9	49	680	67,957	68,637	—
Consumer	117	5	33	155	19,021	19,176	20
Commercial real estate	775	—	393	1,168	95,242	96,410	266
Construction real estate	—	—	—	—	1,116	1,116	—
Residential real estate	989	540	455	1,984	95,771	97,755	226
	$2,847	$769	$949	$4,565	$308,551	$313,116	$512

December 31, 2012
Agricultural	$262	$—	$—	$262	$31,529	$31,790	$–
Commercial and industrial	102	4	198	304	67,061	67,365	—
Consumer	173	28	33	234	19,133	19,367	1
Commercial real estate	64	68	339	471	92,841	93,312	—
Construction real estate	—	—	—	—	1,056	1,056	—
Residential real estate	1,438	691	559	2,688	95,889	98,578	29
	$2,039	$791	$1,129	$3,959	$307,509	$311,468	$30

 (1)   Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)

	March 31,	December 31,
	2013	2012
Agricultural	$114	$94
Commercial and industrial	187	220
Consumer	13	33
Commercial real estate	784	1,230
Construction real estate	—	—
Residential real estate	631	754
	$1,729	$2,331

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2013	2012
Basic Earnings Per Share
Net income available to common shareholders	$1,235	$1,015

Weighted average common shares outstanding	3,298,910	3,293,524

Basic earnings per share	$0.37	$0.31

Diluted Earnings Per Share
Net income available to common shareholders	$1,235	$1,015

Weighted average common shares outstanding	3,298,910	3,293,524
Plus dilutive stock options	1,285	—

Weighted average common shares outstanding and potentially dilutive shares	3,300,194	3,293,524

Diluted earnings per share	$0.37	$0.31

There were 24,800 stock options as of March 31, 2013 and 43,350 stock options as of March 31, 2012, that are considered to be anti-dilutive to earnings per share. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Assets:
Cash and due from banks	$17,746	$17,746	$17,746	$—	$—
Securities available for sale	133,689	133,689	—	130,964	2,725
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	3,403	3,506	—	3,506	—
Loans, net	307,235	311,973	—	—	311,973

Liabilities:
Noninterest-bearing deposits	95,618	95,618	—	95,618	—
Interest-bearing deposits	330,058	330,991	—	330,991	—
Repurchase agreements	18,353	18,353	—	18,353	—
Federal Home Loan Bank advances	413	473	—	473	—

December 31, 2012
Assets:
Cash and due from banks	$19,034	$19,034	$19,034	$—	$—
Securities available for sale	134,492	134,492	—	131,893	2,599
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	1,874	1,933	—	1,933	—
Loans, net	305,616	310,175	—	—	310,175

Liabilities:
Noninterest-bearing deposits	101,861	101,861	—	101,861	—
Interest-bearing deposits	322,338	323,457	—	323,457	—
Repurchase agreements	19,572	19,573	—	19,573	—
Federal Home Loan Bank advances	420	485	—	485	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2013 and December 31, 2012 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at March 31, 2013 and December 31, 2012 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of March 31, 2013 or December 31, 2012. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – March 31, 2013
U.S. Government and federal agency	$—	$40,232	$—	$40,232
U.S. Treasury	—	7,381	—	7,381
State and municipal	—	62,637	2,225	64,862
Mortgage-backed	—	11,135	—	11,135
Corporate	—	7,456	—	7,456
Foreign debt	—	999	—	999
Equity securities	—	1,124	500	1,624
Total	$—	$130,964	$2,725	$133,689

Investment Securities, Available for Sale - December 31, 2012
U.S. Government and federal agency	$—	$40,268	$—	$40,268
U.S. Treasury notes and bonds	—	7,398	—	7,398
State and municipal	—	62,579	2,099	64,678
Mortgage-backed	—	12,526	—	12,526
Corporate	—	6,712	—	6,712
Foreign debt	—	1,001	—	1,001
Equity securities	—	1,409	500	1,909
Total	$—	$131,893	$2,599	$134,492

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in Thousands)

	2013	2012
Investment Securities, Available for Sale
Balance, January 1	$2,599	$2,771
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	132	(2)
Purchases of securities	—	291
Calls, maturities, and payments	(6)	(17)
Transfers into Level 3	—	—
Transfers out of Level 3	—	(311)
Balance, March 31	$2,725	$2,732

Of the Level 3 assets that were held by the Bank at March 31, 2013, the net unrealized gain for the three months ended March 31, 2013 was $132,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no sales or purchases of Level 3 securities in the first quarter of 2013. One municipal security was reclassified to other assets in the first quarter of 2012. The issuer of the security defaulted upon its maturity of September 1, 2009. Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified upon termination of the bond’s contractual agreement.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
March 31, 2013	$8,281	$—	$—	$8,281
December 31, 2012	$5,939	$—	$—	$5,939

Other Real Estate
March 31, 2013	$2,077	$—	$—	$2,077
December 31, 2012	$2,019	$—	$—	$2,019

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

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2013 was $1,235,000, which represented an increase of $220,000 or 22% compared to the same period in 2012. A reduction in the provision for loan losses was partially offset by higher noninterest expense in the first quarter of 2013 compared to the same period in the prior year. Basic and diluted earnings per common share were $0.37 for the first quarter of 2013, compared to $0.31 for the same quarter in 2012. The return on average assets and return on average shareholders’ equity percentages were 0.98% and 8.10%, respectively, for the first quarter of 2013, compared to 0.81% and 6.97%, respectively, for the same period in 2012.

Dividends

Cash dividends of $429,000 or $0.13 per share were declared in the first quarter of 2013, compared to $395,000 or $0.12 per share in the first quarter of 2012. The cash dividend payout percentage was 35% for the first three months of 2013, compared to 39% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2013 and 2012. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$311,724	$4,008	5.14%	$313,566	$4,350	5.55%
Taxable securities (2) (3)	92,499	463	2.00	85,155	503	2.36
Nontaxable securities (1) (2)	41,468	522	5.04	33,908	484	5.71
Other	4,729	2	0.17	9,836	5	0.20
Interest-earning assets	450,420	4,995	4.43	442,465	5,342	4.83
Noninterest-earning assets	52,950			56,119
Total assets	$503,370			$498,584

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$133,236	69	0.21%	$136,416	118	0.35%
Savings deposits	65,271	11	0.07	47,213	9	0.08
Certificates of deposit	128,248	296	0.92	145,991	485	1.33
Advances from Federal Home Loan Bank	418	4	3.83	8,444	76	3.60
Other	17,196	9	0.21	21,235	68	1.28
Interest-bearing liabilities	344,369	389	0.45	359,299	756	0.84
Noninterest-bearing demand deposits	94,297			77,151
Other noninterest-bearing liabilities	3,688			3,892
Total liabilities	442,354			440,342
Shareholders’ equity	61,016			58,242
Total liabilities and shareholders’ equity	$503,370			$498,584

Net interest income (tax-equivalent basis) – interest spread		4,606	3.98%		4,586	3.99%
Tax-equivalent adjustment (1)		(179)			(167)
Net interest income		$4,427			$4,419
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.09%			4.15%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Three Months Ended March 31, 2013 Over 2012
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(342)	$(25)	$(317)
Taxable securities	(40)	207	(247)
Nontaxable securities (2)	38	323	(285)
Other	(3)	(2)	(1)
Net change in tax-equivalent income	(347)	503	(850)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(49)	(3)	(46)
Savings deposits	2	8	(6)
Certificates of deposit	(189)	(54)	(135)
Advances from Federal Home Loan Bank	(72)	(103)	31
Other	(59)	(11)	(48)
Net change in interest expense	(367)	(163)	(204)
Net change in tax-equivalent net interest income	$20	$666	$(646)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $179,000 and $167,000 for the three months ended March 31, 2013 and 2012, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $20,000 in the first three months of 2013 compared to the same period in 2012. The combination of growth in average interest-earning assets and a decline in average interest-bearing liabilities caused net interest income to increase $666,000 in the first quarter of 2013 compared to the same quarter in the prior year. A reduction of 1 basis point in the net interest spread from 3.99% in the first quarter of 2012 to 3.98% in the same quarter in 2013 resulted in a $646,000 decrease in net interest income.

The average balance of loans decreased $1.8 million in the first quarter of 2013 compared to the same period in 2012. Average commercial and industrial and commercial real estate loans were $6.1 million lower in the first quarter of 2013 than in the same quarter of 2012. These decreases were partially offset by a $2.3 million increase in the average balance of consumer loans and $2.0 million increase in the average balance of residential real estate loans in the first quarter of 2013 compared to the same quarter in the prior year. The decrease in the average loans balance combined with a 41 basis point decrease in the average rate earned caused tax-equivalent interest income from loans to decline $342,000 in the first quarter of 2013 compared to the same period in the prior year. The average balance of total securities grew $14.9 million in the first three months of 2013 compared to the same period in 2012. Additional securities were purchased in 2012 and in the first quarter of 2013 due to the declining balance in loans and to provide earning asset growth. The growth in securities, partially offset by the effect of lower interest rates earned, caused interest income to decrease $2,000 in the first quarter of 2013 compared to the same quarter in 2012.

The average balance of interest-bearing demand deposits decreased $3.2 million in the first three months of 2013 compared to the same period in 2012. The effect of the lower average balance and a 14 basis point decline in the average rate paid caused interest expense to decrease $49,000 in the first quarter of 2013 compared to the same quarter in 2012. The average balance of savings deposits increased $18.1 million in the first quarter of 2013 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset slightly by a 1 basis point drop in the average rate paid, resulting in an increase in interest expense of $2,000 in the first three months of 2013 compared to the same period in 2012. The average balance of certificates of deposit was down $17.8 million in the first quarter of 2013 compared to the same period in 2012. The average balance of local certificates was $13.4 million lower while the average balance of nonlocal certificates was $4.4 million lower in the first quarter of 2013 than in the same period in 2012. The decline in certificates of deposit plus a 41 basis point reduction in the average rate paid on certificates caused interest expense to fall $189,000 in the first quarter of 2013 compared to the same period in 2012. A combination of an $8.0 million decrease in the average balance of Federal Home Loan Bank advances offset by a 23 basis point increase in the average rate paid caused interest expense to decline $72,000 in the first quarter of 2013 compared to the same quarter in 2012. A decrease of $4.0 million in the average balance of other interest-bearing liabilities in the first quarter of 2013 compared to the first quarter of 2012 plus the effect of a 107 basis point decrease in the average rate paid caused a $59,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 3.98% in the first quarter of 2013, compared to 3.99% for the first quarter of 2012. The decline in the interest spread was due to a 40 basis point decrease in the average rate earned on interest earning assets in the first quarter of 2013 compared to the same quarter in 2012, which was partially offset by a 39 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2012 and the first quarter of 2013. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2012 and the first quarter of 2013.

Provision and Allowance for Loan Losses

The allowance for loan losses grew $29,000 from December 31, 2012 to March 31, 2013. The provision for loan losses was $300,000 in the first quarter of 2013, compared to $825,000 in the same period in 2012. Nonperforming loans were $6.9 million as of March 31, 2013, compared to $6.8 million as of December 31, 2012. The allowance for loan losses was 1.88% of total loans at March 31, 2013, compared to 1.88% at December 31, 2012 and 1.74% at March 31, 2012.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2013		2012
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$1	$—	$1
Commercial and industrial	21	37	20	20
Consumer	97	52	71	66
Real estate, commercial	98	10	187	10
Real estate, residential	164	9	584	63
	$380	$109	$862	$160

Net charge-offs in the first quarter of 2013 were $271,000, compared to $702,000 in the first quarter of 2012. Net charge-offs on an annualized basis as a percentage of average loans were 0.35% in the first three months of 2013 compared to 0.90% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2013, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $3,000 in the first quarter of 2013 compared to the same period in 2012. An increase of $58,000 in customer service charges resulted from growth in overdraft and debit card income. Growth of $119,000 in gains on sales of loans came from increased residential mortgage refinancing activity which supported $13.6 million of loan sales in the first quarter of 2013, compared to $11.5 million in the first quarter of 2012. A decrease of $146,000 in gains on sales of securities resulted from less sales activity in the first three months of 2013 than in the same period of the prior year. The change in losses on sales and write-downs of other assets was primarily due to a $77,000 decrease in write-downs of other real estate owned in the first quarter of 2013 compared to the same period in 2012. Earnings on life insurance policies included $135,000 in the first quarter of 2012 from a death benefit received.

Noninterest Expense

Total noninterest expense increased $147,000 or 4% in the first quarter of 2013 compared to the same period in 2012. The increase of $147,000 in salaries and benefits in the first quarter of 2013 compared to the same period in the prior year resulted from higher salaries, incentive bonus accruals, commission expense from mortgage loan originations, and health insurance costs. Growth of $58,000 in data processing expense resulted from higher ATM and electronic banking expenses. Professional fees were $52,000 lower in the first three months of 2013 than in the same period in 2012 due to lower legal fees related to nonperforming loans.

Income Tax Expense

Income tax expense was $426,000 in the first quarter of 2013 compared to $257,000 for the same quarter in 2012. The effective tax rate was 25.6% for 2013 and 20.2% for 2012. The increase in the effective tax rate in 2013 compared to 2012 was primarily due to nontaxable income from a life insurance death benefit received in the first quarter of 2012.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio decreased $0.8 million from December 31, 2012 to March 31, 2013. Various securities totaling $6.2 million were purchased in the first three months of 2013 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $4.2 million in various securities were called or matured since the end of 2012. Principal repayments on securities totaled $1.4 million in the first three months of 2013. Approximately $1.3 million of securities were sold in the first quarter of 2013 for a net gain of $23,000.

Loans

The loan portfolio (excluding loans held for sale) grew $1.6 million from December 31, 2012 to March 31, 2013. Commercial real estate loans increased $3.1 million and commercial and industrial loans increased $1.3 million since the end of 2012. Agricultural loans, consumer loans, and residential mortgage loans declined $1.8 million, $0.2 million, and $0.8 million, respectively, in the first quarter of 2013. Much of the decrease in agricultural loans in the first quarter of 2013 resulted from seasonal pay-downs on lines of credit.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired increased from $5.9 million as of December 31, 2012 to $8.3 million as of March 31, 2013. Residential real estate loans classified as impaired grew $1.2 million and commercial real estate loans classified as impaired grew by $0.6 million in the first quarter.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	March 31, 2013	December 31, 2012
Loans accounted for on a nonaccrual basis	$1,729	$2,331
Accruing loans contractually past due 90 days or more as to principal or interest payments	512	30
Loans considered troubled debt restructurings	4,623	4,405
Total	$6,864	$6,766

At March 31, 2013, nonaccrual loans included $784,000 in commercial real estate loans, $631,000 in residential real estate loans, $187,000 in commercial and industrial loans, and $114,000 in agricultural loans. At December 31, 2012, nonaccrual loans included $1,230,000 in commercial real estate loans, $754,000 in residential real estate loans, $220,000 in commercial and industrial loans, and $94,000 in agricultural loans. The decrease in nonaccrual loans was due to payments received and charge-offs. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2013.

Other Real Estate Owned

The balance of other real estate owned (“OREO”) increased $58,000 from December 31, 2012 to March 31, 2013. A total of $365,000 of loans were transferred into OREO during the first quarter of 2013 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $307,000 for the same time period. Due to the current state of the Michigan economy, management believes there will be continuing transfers from loans into OREO during the remainder of 2013. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings

Total deposits increased $1.5 million from December 31, 2012 to March 31, 2013. Since the end of 2012, money market account balances have risen $16.0 million and savings deposits have grown $4.8 million. Decreases in local certificates of deposit, noninterest-bearing checking accounts, and interest-bearing checking accounts of $8.3 million, $6.2 million, and $4.8 million, respectively were experienced in the first quarter of 2013.

A decline of $1.2 million in repurchase agreements in the first quarter of 2013 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day or over a certain fixed term. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances decreased $7,000 in the first quarter of 2013 due to payments on an amortizing advance.

Shareholders' Equity

Total shareholders' equity increased $740,000 from December 31, 2012 to March 31, 2013. Growth in equity resulted from current year’s net income, an increase in accumulated other comprehensive income, and proceeds from issuances of ChoiceOne stock, offset by cash dividends paid.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

			Total
			Risk-
(Dollars in thousands)	Leverage	Tier 1	Based
	Capital	Capital	Capital
Capital balances at March 31, 2013	$42,789	$42,789	$46,808
Required regulatory capital to be considered “well capitalized”	24,233	20,355	33,925
Capital in excess of “well capitalized” minimum	18,556	22,434	12,883
Capital ratios at March 31, 2013	8.83%	12.61%	13.80%
Regulatory capital ratios – minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2013 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $0.8 million for the three months ended March 31, 2013 compared to $3.1 million provided in the same period a year ago. The primary reason for the decrease was a $1.9 million net decrease in net activity of sold loans. Net cash used in investing activities was $1.9 million for the first quarter of 2013 compared to $0.8 million in the same period in 2012. The effect of loan growth in the first quarter of 2013 compared to a decline in loans in the first quarter of 2012 was offset by less net purchases of securities in 2013 than in 2012. Net cash provided from financing activities was a negative $0.1 million in the quarter ended March 31, 2013, compared to $6.2 million in the same period in the prior year. The decrease resulted from less deposit growth in 2013 than in 2012, partially offset by a smaller decrease in repurchase agreements.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2013, the Registrant issued 848 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $12,000. The Registrant relied on the exemption contained in Section 4(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2013. As of March 31, 2013, there are 96,388 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 15, 2013	/s/ James A. Bosserd
James A. Bosserd
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	/s/ Thomas L. Lampen
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

