Form 10-Q
period 2013-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2013-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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
Yes ☐ No ☒

As of July 31, 2013, the Registrant had outstanding 3,296,637 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,341	$19,034
Federal funds sold	—	—
Cash and cash equivalents	10,341	19,034

Securities available for sale	131,183	134,492
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	1,529	1,874
Loans	315,835	311,468
Allowance for loan losses	(5,864)	(5,852)
Loans, net	309,971	305,616

Premises and equipment, net	12,294	12,121
Other real estate owned, net	1,573	2,019
Cash value of life insurance policies	10,120	9,970
Intangible assets, net	1,499	1,724
Goodwill	13,728	13,728
Other assets	3,766	4,585
Total assets	$499,754	$508,913

Liabilities
Deposits – noninterest-bearing	$97,066	$101,861
Deposits – interest-bearing	307,372	322,338
Total deposits	404,438	424,199

Repurchase agreements	17,292	19,572
Advances from Federal Home Loan Bank	12,406	420
Federal funds purchased	1,879	—
Other liabilities	3,153	4,216
Total liabilities	439,168	448,407

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value;shares authorized: 7,000,000; shares outstanding: 3,295,924 at June 30, 2013 and 3,298,081 at December 31, 2012	46,593	46,649
Retained earnings	13,190	11,501
Accumulated other comprehensive income, net	803	2,356
Total shareholders’ equity	60,586	60,506
Total liabilities and shareholders’ equity	$499,754	$508,913

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$4,004	$4,165	$8,008	$8,511
Securities:
Taxable	454	494	917	997
Tax exempt	347	339	693	660
Other	2	6	5	11
Total interest income	4,807	5,004	9,623	10,179

Interest expense
Deposits	338	532	714	1,144
Advances from Federal Home Loan Bank	11	112	15	188
Other	10	70	19	138
Total interest expense	359	714	748	1,470

Net interest income	4,448	4,290	8,875	8,709
Provision for loan losses	—	650	300	1,475

Net interest income after provision for loan losses	4,448	3,640	8,575	7,234

Noninterest income
Customer service charges	934	806	1,772	1,586
Insurance and investment commissions	194	221	343	382
Gains on sales of loans	481	386	974	760
Gains on sales of securities	53	117	76	286
Losses on sales and write-downs of other assets	(231)	(67)	(300)	(239)
Earnings on life insurance policies	75	77	150	290
Other	187	173	374	341
Total noninterest income	1,693	1,713	3,389	3,406

Noninterest expense
Salaries and benefits	2,101	1,949	4,117	3,818
Occupancy and equipment	592	545	1,162	1,137
Data processing	513	434	1,013	876
Professional fees	234	189	392	399
Supplies and postage	100	116	244	251
Advertising and promotional	59	37	112	81
Intangible amortization	112	112	224	224
Loan and collection expense	66	114	177	242
FDIC insurance	84	105	179	210
Other	481	410	884	788
Total noninterest expense	4,342	4,011	8,504	8,026

Income before income tax	1,799	1,342	3,460	2,614
Income tax expense	487	321	913	578

Net income	$1,312	$1,021	$2,547	$2,036

Basic earnings per share	$0.40	$0.31	$0.77	$0.62
Diluted earnings per share	$0.40	$0.31	$0.77	$0.62
Dividends declared per share	$0.13	$0.12	$0.26	$0.24

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,312	$1,021	$2,547	$2,036

Other comprehensive income, net of tax:
Unrealized holding gains/(losses) on available for sale securities	(1,696)	539	(1,503)	348
Less: Reclassification adjustment for gain recognized in earnings, net of tax	(35)	77	(50)	189
Other comprehensive income/(loss), net of tax	(1,731)	462	(1,553)	159

Comprehensive income/(loss)	$(419)	$1,483	$994	$2,195

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2012	3,293,269	$46,602	$8,887	$2,415	$57,904

Net income			2,036		2,036
Other comprehensive income				159	159
Shares issued	5,535	68			68
Effect of employee stock purchases		6			6
Cash dividends declared ($0.24 per share)			(791)		(791)

Balance, June 30, 2012	3,298,804	$46,676	$10,132	$2,574	$59,382

Balance, January 1, 2013	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			2,547		2,547
Other comprehensive income/(loss)				(1,553)	(1,553)
Change in ESOP repurchase obligation		(13)			(13)
Shared repurchased	(7,468)	(125)			(125)
Shares issued	5,311	76			76
Effect of employee stock purchases		6			6
Cash dividends declared ($0.26 per share)			(858)		(858)

Balance, June 30, 2013	3,295,924	$46,593	$13,190	$803	$60,586

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,547	$2,036
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	300	1,475
Depreciation	449	463
Amortization	842	747
Compensation expense on stock options and employee stock purchases	6	6
Gains on sales of securities	(76)	(286)
Gains on sales of loans	(974)	(760)
Loans originated for sale	(25,337)	(21,622)
Proceeds from loan sales	26,508	22,484
Earnings on bank-owned life insurance	(150)	(290)
Proceeds from life insurance	—	311
Losses on sales of other real estate owned	24	14
Write-downs of other real estate owned	277	231
Proceeds from sales of other real estate owned	554	596
Deferred federal income tax expense	242	43
Net changes in other assets	881	814
Net changes in other liabilities	(519)	(101)
Net cash from operating activities	5,574	6,161

Cash flows from investing activities:
Securities available for sale:
Sales	2,344	6,801
Maturities, prepayments and calls	13,612	18,172
Purchases	(15,454)	(40,481)
Loan originations and payments, net	(5,064)	14,030
Additions to premises and equipment	(622)	(158)
Net cash from investing activities	(5,184)	(1,636)

Cash flows from financing activities:
Net change in deposits	(19,761)	(623)
Net change in repurchase agreements	(2,280)	2,793
Net change in federal funds purchased	1,879	—
Proceeds from Federal Home Loan Bank advances	13,000	—
Payments on Federal Home Loan Bank advances	(1,014)	(3,013)
Issuance of common stock	76	68
Repurchase of common stock	(125)	—
Cash dividends	(858)	(791)
Net cash from financing activities	(9,083)	(1,566)

Net change in cash and cash equivalents	(8,693)	2,959
Beginning cash and cash equivalents	19,034	17,125

Ending cash and cash equivalents	$10,341	$20,084

Supplemental disclosures of cash flow information:
Cash paid for interest	$778	$1,498
Cash paid for income taxes	$975	$800
Loans transferred to other real estate owned	$409	$193
Securities transferred to other assets	$—	$330

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2013 and June 30, 2012, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2013 and June 30, 2012, the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2013 and June 30, 2012, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2013 and June 30, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Stock Transactions
A total of 2,565 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $40,000 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2013. A total of 2,555 shares were issued to employees for a cash price of $36,000 under the Employee Stock Purchase Plan in the first half of 2013. A total of 191 shares were issued upon the exercise of stock options in the first two quarters of 2013. A total of 7,468 shares of common stock were repurchased in the first half of 2013.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these accounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. ChoiceOne adopted ASU 2013-02 as of January 1, 2013.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2013
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,867	$200	$(448)	$39,619
U.S. Treasury	7,324	13	(101)	7,236
State and municipal	64,752	2,184	(918)	66,018
Mortgage-backed	8,925	115	(69)	8,971
Corporate	6,670	70	(30)	6,710
Foreign debt	1,000	—	(23)	977
Equity securities	1,651	2	(1)	1,652
Total	$130,189	$2,584	$(1,590)	$131,183

	December 31, 2012
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$39,815	$455	$(2)	$40,268
U.S. Treasury	7,362	45	(9)	7,398
State and municipal	62,248	2,668	(238)	64,678
Mortgage-backed	12,218	308	—	12,526
Corporate	6,600	113	(1)	6,712
Foreign debt	1,000	1	—	1,001
Equity securities	1,902	12	(5)	1,909
Total	$131,145	$3,602	$(255)	$134,492

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded during the six months ended June 30, 2013. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended June 30, 2013
Beginning balance	$190	$553	$236	$2,900	$15	$1,552	$435	$5,881
Charge-offs	—	(28)	(87)	(68)	—	(119)	—	(302)
Recoveries	1	202	52	21	—	9	—	285
Provision	(51)	83	14	(403)	5	229	123	—
Ending balance	$140	$810	$215	$2,450	$20	$1,671	$558	$5,864

Six Months Ended June 30, 2013
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	—	(49)	(184)	(166)	—	(283)	—	(682)
Recoveries	2	239	104	31	—	18	—	394
Provision	(2)	239	45	(11)	5	13	11	300
Ending balance	$140	$810	$215	$2,450	$20	$1,671	$558	$5,864

Individually evaluated for impairment	$23	$280	$6	$817	$—	$315	$—	$1,441

Collectively evaluated for impairment	$117	$530	$209	$1,633	$20	$1,356	$558	$4,423

Three Months Ended June 30, 2012
Beginning balance	$50	$556	$231	$2,748	$16	$1,522	$213	$5,336
Charge-offs	—	(10)	(62)	(247)	—	(156)	—	(475)
Recoveries	2	10	59	11	—	16	—	98
Provision	69	134	8	99	(1)	292	49	650
Ending balance	$121	$690	$236	$2,611	$15	$1,674	$262	$5,609

Six Months Ended June 30, 2012
Beginning balance	$55	$609	$197	$2,299	$34	$1,847	$172	$5,213
Charge-offs	—	(30)	(133)	(434)	—	(740)	—	(1,337)
Recoveries	3	30	125	21	—	79	—	258
Provision	63	81	47	725	(19)	488	90	1,475
Ending balance	$121	$690	$236	$2,611	$15	$1,674	$262	$5,609

Individually evaluated for impairment	$—	$—	$—	$173	$—	$—	$—	$173

Collectively evaluated for impairment	$121	$690	$236	$2,438	$15	$1,674	$262	$5,436

Loans
June 30, 2013
Individually evaluated for impairment	$89	$466	$49	$5,993	$—	$2,922		$9,519
Collectively evaluated for impairment	30,438	69,296	19,645	91,608	1,313	94,016		306,316
Ending balance	$30,527	$69,762	$19,694	$97,601	$1,313	$96,938		$315,835

December 31, 2012
Individually evaluated for impairment	$166	$198	$32	$3,723	$—	$1,820		$5,939
Collectively evaluated for impairment	31,624	67,167	19,335	89,589	1,056	96,758		305,529
Ending balance	$31,790	$67,365	$19,367	$93,312	$1,056	$98,578		$311,468

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

Information regarding the Bank’s credit exposure is as follows:

(Dollars in thousands)
Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Risk ratings 1 and 2	$8,589	$8,615	$8,920	$9,040	$3,047	$2,711
Risk rating 3	15,858	16,173	45,795	43,549	49,058	45,295
Risk rating 4	4,838	5,040	13,621	13,417	29,761	30,223
Risk rating 5	1,223	1,939	901	855	8,230	7,847
Risk rating 6	—	19	525	361	7,323	6,960
Risk rating 7	19	4	—	143	182	276
	$30,527	$31,790	$69,762	$67,365	$97,601	$93,312

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2013	2012	2013	2012	2013	2012
Performing	$19,682	$19,334	$1,313	$1,056	$96,890	$98,018
Nonperforming	12	33	—	—	48	560
	$19,694	$19,367	$1,313	$1,056	$96,938	$98,578

There were no loans that were considered TDRs as of June 30, 2013 that were modified during the second quarter or first six months of 2013.

The following schedule provides information on loans that were TDRs as of June 30, 2012 that were modified during the three months and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	—	$—	$—	1	$74	$74
Commercial and industrial	1	126	126	2	154	154
Consumer	—	—	—	1	33	33
Commercial real estate	1	70	70	2	147	147
Residential real estate	2	287	287	3	356	356
	4	$483	$483	9	$764	$764

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

The following schedule provides information on TDRs as of June 30, 2013 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and six months ended June 30, 2013 that had been modified during the year prior to the default:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Agricultural	—	$—	1	$70
Commercial and industrial	1	88	1	88
Commercial real estate	1	138	1	138
Consumer	—	—	1	31
	2	$226	4	$327

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

Impaired loans by loan category follow:

(Dollars in thousands)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
June 30, 2013
With no related allowance recorded
Agricultural	$—	$—	$—	$189	$8
Commercial and industrial	88	131	—	62	—
Consumer	4	4	—	4	—
Commercial real estate	706	880	—	644	—
Residential real estate	573	650	—	302	6
Subtotal	1,371	1,665	—	1,201	14
With an allowance recorded
Agricultural	89	89	23	85	2
Commercial and industrial	378	381	280	254	6
Consumer	45	45	6	47	2
Commercial real estate	5,287	5,350	817	4,052	133
Residential real estate	2,349	2,375	315	2,274	43
Subtotal	8,148	8,240	1,441	6,712	186
Total
Agricultural	89	89	23	274	10
Commercial and industrial	466	512	280	316	6
Consumer	49	49	6	50	2
Commercial real estate	5,993	6,230	817	4,696	133
Residential real estate	2,922	3,025	315	2,577	49
Total	$9,519	$9,905	$1,441	$7,913	$200

December 31, 2012
With no related allowance recorded
Agricultural	$94	$441	$—	$19	$—
Commercial and industrial	49	49	—	223	6
Consumer	—	—	—	—	—
Commercial real estate	577	848	—	1,586	—
Residential real estate	—	—	—	1,366	48
Subtotal	720	1,338	—	3,194	54
With an allowance recorded
Agricultural	72	72	1	14	1
Commercial and industrial	149	169	112	112	—
Consumer	32	32	—	6	—
Commercial real estate	3,146	3,193	449	1,576	24
Residential real estate	1,820	1,820	138	364	20
Subtotal	5,219	5,286	700	2,072	45
Total
Agricultural	166	513	1	33	1
Commercial and industrial	198	218	112	335	6
Consumer	32	32	—	6	—
Commercial real estate	3,723	4,041	449	3,162	24
Residential real estate	1,820	1,820	138	1,730	68
Total	$5,939	$6,624	$700	$5,266	$99

An aging analysis of loans by loan category follows:

(Dollars in thousands)
	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
June 30, 2013
Agricultural	$321	$—	$19	$340	$30,187	$30,527	$—
Commercial and industrial	301	—	—	301	69,461	69,762	—
Consumer	61	31	18	110	19,584	19,694	12
Commercial real estate	1,439	—	258	1,697	95,904	97,601	—
Construction real estate	—	—	—	—	1,313	1,313	—
Residential real estate	1,032	123	187	1,342	95,596	96,938	48
	$3,154	$154	$482	$3,790	$312,045	$315,835	$60

December 31, 2012
Agricultural	$262	$—	$—	$262	$31,528	$31,790	$—
Commercial and industrial	102	4	198	304	67,061	67,365	—
Consumer	173	28	33	234	19,133	19,367	1
Commercial real estate	64	68	339	471	92,841	93,312	—
Construction real estate	—	—	—	—	1,056	1,056	—
Residential real estate	1,438	691	559	2,688	95,890	98,578	29
	$2,039	$791	$1,129	$3,959	$307,509	$311,468	$30

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)
	June 30,	December 31,
	2013	2012
Agricultural	$19	$94
Commercial and industrial	104	220
Consumer	6	33
Commercial real estate	742	1,230
Construction real estate	—	—
Residential real estate	515	754
	$1,386	$2,331

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic Earnings Per Share
Net income available to common shareholders	$1,312	$1,021	$2,547	$2,036

Weighted average common shares outstanding	3,298,307	3,296,407	3,298,607	3,294,965

Basic earnings per share	$0.40	$0.31	$0.77	$0.62

Diluted Earnings Per Share
Net income available to common shareholders	$1,312	$1,021	$2,547	$2,036

Weighted average common shares outstanding	3,298,307	3,296,407	3,298,607	3,294,965
Plus dilutive stock options	1,660	520	1,450	3,675

Weighted average common shares outstanding and potentially dilutive shares	3,299,967	3,296,927	3,300,057	3,298,640

Diluted earnings per share	$0.40	$0.31	$0.77	$0.62

There were 24,800 stock options as of June 30, 2013 and 28,625 as of June 30, 2012, that are considered to be anti-dilutive to earnings per share for the three-month and six-month periods ended June 30, 2013 and 2012. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows (dollars in thousands):

	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013
Assets:
Cash and due from banks	$10,341	$10,341	$10,341	$—	$—
Securities available for sale	131,183	131,183	—	126,690	4,493
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	1,529	1,567	—	1,567	—
Loans, net	309,971	312,493	—	—	312,493

Liabilities:
Noninterest-bearing deposits	97,066	97,066		97,066	—
Interest-bearing deposits	307,904	307,904	—	307,904	—
Repurchase agreements	17,292	17,292	—	17,292	—
Federal Home Loan Bank advances	12,406	12,453	—	12,453	—
Federal funds purchased	1,879	1,879	—	1,879	—

December 31, 2012
Assets:
Cash and due from banks	$19,034	$19,034	$19,034	$—	$—
Securities available for sale	134,492	134,492	—	131,893	2,599
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	1,874	1,933	—	1,933	—
Loans, net	305,616	310,175	—	—	310,175

Liabilities:
Noninterest-bearing deposits	101,861	101,861	—	101,861	—
Interest-bearing deposits	322,338	323,457	—	323,457	—
Repurchase agreements	19,572	19,572	—	19,572	—
Federal Home Loan Bank advances	420	485	—	485	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph.  The methodology for determining the estimated fair value for securities available for sale is described in Note 6.  The estimated fair value for loans is based on the rates charged at June 30, 2013 and December 31, 2012 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.  The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at June 30, 2013 and December 31, 2012 for new deposits or FHLB advances, applied until maturity.  The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of June 30, 2013 or December 31, 2012.  Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – June 30, 2013
U.S. Treasury	$—	$7,236	$—	$7,236
U.S. Government and federal agency	—	39,619	—	39,619
State and municipal	—	62,025	3,993	66,018
Mortgage-backed	—	8,971	—	8,971
Corporate	—	6,710	—	6,710
FDIC-guaranteed financial institution debt	—	977	—	977
Equity securities	—	1,152	500	1,652
Total	$—	$126,690	$4,493	$131,183

Investment Securities, Available for Sale - December 31, 2012
U.S. Treasury	$—	$7,398	$—	$7,398
U.S. Government and federal agency	—	40,268	$—	40,268
State and municipal	—	62,579	2,099	64,678
Mortgage-backed	—	12,526	—	12,526
Corporate	—	6,712	—	6,712
FDIC-guaranteed financial institution debt	—	1,001	—	1,001
Equity securities	—	1,409	500	1,909
Total	$—	$131,893	$2,599	$134,492

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	2013	2012
Investment Securities, Available for Sale
Balance, January 1	$2,599	$2,771
Total realized and unrealized gains included in income	—	—
Total unrealized gains/(losses) included in other comprehensive income	252	(12)
Purchases of securities	1,890	247
Calls, maturities, and payments	(248)	(205)
Transfers into Level 3	—	291
Transfers out of Level 3	—	(311)
Balance, June 30	$4,493	$2,781

Of the Level 3 assets that were held by the Bank at June 30, 2013, the net unrealized gain for the six months ended June 30, 2013 was $252,000, which is recognized in other comprehensive income in the consolidated balance sheet.  Purchases of level 3 securities during the first half of 2013 and 2012 consisted of local municipal issues. There were no sales of Level 3 securities in the first and second quarters of 2013.  One municipal security was reclassified to other assets in the first quarter of 2012.  The issuer of the security defaulted upon its maturity of September 1, 2009.  Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified upon termination of the bond’s contractual agreement.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities.  The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in Thousands)

	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
June 30, 2013	$9,519	$—	$—	$9,519
December 31, 2012	$5,939	$—	$—	$5,939

Other Real Estate
June 30, 2013	$1,573	$—	$—	$1,573
December 31, 2012	$2,019	$—	$—	$2,019

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

RESULTS OF OPERATIONS

Summary
Net income for the second quarter of 2013 was $1,312,000, which represented an increase of $291,000 or 29% compared to the same period in 2012.  Net income for the first six months of 2013 was $2,547,000, which represented an increase of $511,000 or 25% over the same period in 2012.  A decrease in interest expense and in the provision for loan losses was offset by an increase in noninterest expense and income tax expense in the second quarter of 2013 compared to the first quarter of 2013. In the first half of 2013, a significant decrease in interest expense and in the provision for loan losses was offset by an increase in noninterest expense and income tax expense compared to the same period in the prior year.  Basic and diluted earnings per common share were $0.40 for the second quarter of 2013 and $0.77 for the first six months of 2013, compared to $0.31 and $0.62, respectively, for the same periods in 2012.  The return on average assets and return on average shareholders’ equity percentages were 1.02% and 8.31%, respectively, for the first half of 2013, compared to 0.82% and 6.94%, respectively, for the same period in 2012.

Dividends
Cash dividends of $429,000 or $0.13 per share were declared in the second quarter of 2013, compared to $396,000 or $0.12 per share in the second quarter of 2012.  The cash dividends declared in the first six months of 2013 were $858,000 or $0.26 per share, compared to $791,000 or $0.24 per share declared in the same period in 2012.  The cash dividend payout percentage was 34% for the first six months of 2013, compared to 39% in the same period a year ago.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2013 and 2012, respectively.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$311,551	$8,015	5.15%	$309,824	$8,519	5.50%
Taxable securities (2) (3)	91,146	917	2.01	88,099	998	2.27
Nontaxable securities (1) (2)	42,015	1,048	4.99	36,209	997	5.51
Other	3,419	5	0.29	9,073	12	0.26
Interest-earning assets	448,131	9,985	4.46	443,205	10,526	4.75
Noninterest-earning assets	53,393			54,398
Total assets	$501,524			$497,603

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$132,409	131	0.20%	$135,274	208	0.31%
Savings deposits	66,135	21	0.06	48,283	17	0.07
Certificates of deposit	122,883	559	0.91	141,439	920	1.30
Advances from Federal Home Loan Bank	3,574	15	0.84	8,408	189	4.50
Other	17,985	20	0.22	22,072	138	1.25
Interest-bearing liabilities	342,986	746	0.44	355,476	1,472	0.83
Noninterest-bearing demand deposits	93,499			79,679
Other noninterest-bearing liabilities	3,745			3,761
Total liabilities	440,230			438,916
Shareholders’ equity	61,294			58,687
Total liabilities and shareholders’ equity	$501,524			$497,603

Net interest income (tax-equivalent basis) – interest spread		9,239	4.02%		9,054	3.92%
Tax-equivalent adjustment (1)		(364)			(345)
Net interest income		$8,875			$8,709
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.12%			4.09%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Six Months Ended June 30, 2013 Over 2012
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(504)	$135	$(639)
Taxable securities	(81)	86	(167)
Nontaxable securities (2)	51	269	(218)
Other	(7)	(10)	3
Net change in tax-equivalent income	(541)	480	(1,021)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(77)	(4)	(73)
Savings deposits	4	9	(5)
Certificates of deposit	(361)	(110)	(251)
Advances from Federal Home Loan Bank	(174)	(72)	(102)
Other	(118)	(22)	(96)
Net change in interest expense	(726)	(199)	(527)
Net change in tax-equivalent net interest income	$185	$679	$(494)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry.  This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.  The adjustments to determine net interest income on a tax-equivalent basis were $364,000 and $345,000 for the six months ended June 30, 2013 and 2012, respectively.  These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $185,000 in the first six months of 2013 compared to the same period in 2012.  The relationship between growth in average interest-earning assets and a reduction in the average balance of interest-bearing liabilities caused net interest income to increase $679,000 in the first half of 2013 compared to the same period in the prior year.  An increase of 10 basis points in the net interest spread from 3.92 % in the first six months of 2012 to 4.02% in the first half of 2013 resulted in a $494,000 decrease in net interest income.

The average balance of loans increased $1.7 million in the first six months of 2013 compared to the same period in 2012.  Average residential mortgage loans were $2.0 million higher and average consumer loans were $0.6 million higher in the first half of 2013 than the same period in 2012.  This was partially offset by a $0.9 million decrease in the average balance of commercial loans in the first six months of 2013 compared to the same period in the prior year.  The average interest rate earned on loans declined 35 basis points from the first six months of 2012 to the same period in 2013 as a result of renewals of existing loans and new loan production at a lower rate than in the existing portfolio. The increase in the average loans balance, offset by the decrease average rate earned caused tax-equivalent interest income from loans to decline $504,000 in the first half of 2013 compared to the same period in the prior year.  The average balance of total securities grew $8.9 million in the first six months of 2013 compared to the same period in 2012.  Additional securities were purchased during 2012 to provide earning asset growth.  Growth in average securities, offset by the effect of lower interest rates earned, caused interest income to decrease $30,000 in the first six months of 2013 compared to the same period in 2012.

The average balance of interest-bearing demand deposits decreased $2.9 million in the first six months of 2013 compared to the same period in 2012.  The effect of the lower average balance and an 11 basis point decline in the average rate paid, caused interest expense to decrease $77,000 in the first half of 2013 compared to the same period in 2012.  The average balance of savings deposits increased $17.9 million in the first six months of 2013 compared to the same period in the prior year.  The impact of the savings deposit growth was offset by a 1 basis point drop in the average rate paid, which caused interest expense to increase $4,000 in the first half of 2013 compared to the same period in 2012.  The average balance of certificates of deposit was down $18.6 million in the first six months of 2013 compared to the same period in 2012.  The decline in certificates of deposit plus a 39 basis point reduction in the average rate paid on certificates caused interest expense to fall $361,000 in the first half of 2013 compared to the same period in 2012.  A $4.8 million decrease in the average balance of Federal Home Loan Bank advances plus a 366 basis point reduction in the average rate paid caused interest expense to decline $174,000 in the first six months of 2013 compared to the same period in the prior year.  A $4.1 million decrease in the average balance of other interest-bearing liabilities in the first six months of 2013 compared to the first half of 2012 and the effect of a 103 basis point decrease in the average rate paid caused a $118,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 4.02% in the first six months of 2013, compared to 3.92% for the first half of 2012.  The increase in the interest spread was due to a 39 basis point decrease in the average rate paid on interest-bearing liabilities, which was partially offset by a 29 basis point decrease in the average rate earned on interest-earning assets in the first six months of 2013 compared to the same period in 2012.  The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2012 and the first half of 2013.  Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions.  The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2012 and the first six months of 2013. If market interest rates continue to remain low, ChoiceOne’s net interest spread may decrease in future quarters if reductions in the average rate on interest-earning assets exceed the ability to reprice local deposits.

Provision and Allowance for Loan Losses
Total loans increased $4.4 million since the end of 2012, while the allowance for loan losses grew $12,000 from December 31, 2012 to June 30, 2013.  The provision for loan losses was $0 in the second quarter and $300,000 in the first half of 2013, compared to $650,000 and $1,475,000, respectively, in the same periods in 2012.  The reduction in the provision for loan losses was due to a lower level of net charge-offs in the second quarter and first six months of 2013 than in the same periods in 2012.  Nonperforming loans were $6.2 million as of June 30, 2013, compared to $6.9 million as of March 31, 2013 and $6.8 million as of December 31, 2012.  The allowance for loan losses was 1.86% of total loans at June 30, 2013, compared to 1.88% at both March 31, 2013 and December 31, 2012.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2013		2012
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$2	$—	$3
Commercial and industrial	49	239	30	30
Consumer	184	104	133	125
Real estate, commercial	166	31	434	21
Real estate, residential	283	18	740	79
	$682	$394	$1,337	$258

Net charge-offs in the second quarter and first six months of 2013 were $17,000 and $288,000, respectively, compared to $377,000 in the second quarter of 2012 and $1,079,000 in the first half of 2012.  A $190,000 recovery of a commercial and industrial loan charge-off was recorded in the second quarter of 2013. Net charge-offs on an annualized basis as a percentage of average loans were 0.18% in the first six months of 2013 compared to 0.70% for the same period in the prior year.  Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne.  As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2013, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $20,000 in the second quarter of 2013 and $17,000 in the first six months of 2013 compared to the same periods in 2012.  An increase in customer service charges of $128,000 in the second quarter and $186,000 in the first half of 2013 compared to the same periods in the prior year was due to changes in pricing and a higher volume of overdraft and debit card fees.  Growth of gains on loan sales of $95,000 in the second quarter and $214,000 in the first six months of 2013 compared to the same periods in 2012 resulted from increased residential mortgage refinancing activity which supported $26.5 million of loan sales in the first half of 2013, compared to $22.5 million in the first six months of 2012.  Decreases of $64,000 in the second quarter and $210,000 in the first six months of 2013 in gains on sales of securities when compared to the same periods in 2012 resulted from lower sales activity and higher rates in the first half of 2013 than in the same period of the prior year. Increases of $164,000 in the first quarter and $61,000 in the first six months of 2013 in losses on sales and write-downs of other real estate and other assets when compared to the same periods in 2012 resulted from more write-downs of foreclosed properties. Earnings on life insurance policies decreased $140,000 in the first half of 2013 compared to the same period in the prior year due to a $135,000 death benefit received in the first quarter of 2012.

Noninterest Expense
Total noninterest expense increased $331,000 in the second quarter of 2013 and increased $478,000 in the first six months of 2013 compared to the same periods in 2012.  The increase of $152,000 in salaries and benefits in the second quarter of 2013 and $299,000 in the first half of 2013 compared to the same periods in 2012 resulted from higher incentive bonus accruals, salaries, and health insurance costs.  Data processing expense increased $79,000 in the second quarter of 2013 and $137,000 in the first six months of 2013 compared to the same periods in the prior year due to higher ATM and electronic banking expenses.  The $45,000 increase in professional fees in the second quarter of 2013 compared to the same quarter in 2012 was due to higher legal and consulting fees.  FDIC insurance cost decreased $21,000 in the second quarter of 2013 and $31,000 in the first six months of 2013 compared to the same periods in the prior year due to a change in the assessment base for deposit insurance beginning in the second quarter of 2012.

Income Tax Expense
Income tax expense was $913,000 in the first six months of 2013 compared to $578,000 for the same period in 2012.  The effective tax rate was 26.4% for 2013 and 22.1% for 2012. The increase in the effective tax rate in 2013 compared to 2012 was due to a lower percentage of nontaxable income from municipal securities and nontaxable income from a life insurance death benefit received in the first quarter of 2012.

FINANCIAL CONDITION

Securities
The securities available for sale portfolio decreased $2.5 million in the second quarter of 2013 and $3.3 million in the first six months of 2013.  The decline in the securities portfolio was due to the lack of growth in deposits in the first half of 2013.  Various securities totaling $15.5 million were purchased in the first half of 2013 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio.  Approximately $11.0 million in various securities were called or matured since the end of 2012.  Principal repayments on securities totaled $2.6 million in the first six months of 2013.  Approximately $2.3 million of securities were sold in the first two quarters of 2013 for a net gain of $76,000.

Loans
The loan portfolio (excluding loans held for sale) increased $2.7 million in the second quarter of 2013 and $4.4 million in the first six months of 2013.  Commercial and industrial loans and commercial real estate loans increased $1.1 million and $1.2 million, respectively, in the second quarter of 2013 and $2.4 million and $4.3 million, respectively, in the first half of 2013.  The other loan categories experienced growth to a lesser extent or declines in the same time periods.  The Bank’s management believes that loan growth resulted from calling efforts by the Bank’s officers and improving economic conditions in the Bank’s market areas.

Asset Quality
Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $9.5 million as of June 30, 2013, compared to $8.3 million as of March 31, 2013 and $5.9 million as of December 31, 2012.  The balance of commercial real estate loans classified as impaired has grown $2.3 million and the balance of residential real estate loans classified as impaired has increased $1.1 million since the end of 2012.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	June 30, 2013	December 31, 2012
Loans accounted for on a nonaccrual basis	$1,386	$2,331
Accruing loans contractually past due 90 days or more as to principal or interest payments	60	30
Loans considered troubled debt restructurings	4,724	4,405
Total	$6,170	$6,766

At June 30, 2013, nonaccrual loans included $742,000 in commercial real estate loans, $515,000 in residential real estate loans, and $104,000 in commercial and industrial loans.  At December 31, 2012, nonaccrual loans included $1,230,000 in commercial real estate loans, $754,000 in residential real estate loans, and $220,000 in commercial and industrial loans.  The decrease in nonaccrual loans was due to returns of loans to accruing status, payments received and charge-offs of loans in the first two quarters of 2013.  Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2013; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned (“OREO”) decreased $504,000 in the second quarter of 2013 and $446,000 in the first six months of 2013.  Commercial real estate and residential real estate loans totaling $409,000 were transferred into OREO during the first half of 2013 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $831,000 for the same time period.  Due to the current state of the Michigan economy, management believes there may be continuing transfers from loans into OREO during the remainder of 2013.  The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure.  Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits decreased $21.2 million in the second quarter of 2013 and declined $19.8 million since the end of 2012.  Checking and savings deposits declined $12.2 million in the second quarter of 2013 and decreased $2.5 million in the first six months of 2013.  Local certificates of deposit decreased $7.5 million in the second quarter and $15.8 million in the first half of 2013.  Nonlocal certificates of deposit were reduced $1.5 million in the first six months of 2013.

A decrease of $2.3 million in repurchase agreements in the first six months of 2013 was due to normal fluctuations in funds provided by bank customers.  Certain securities are sold under agreements to repurchase them the following day.  Management plans to continue this practice as a low-cost source of funding.  Federal Home Loan Bank advances increased $12.0 million in the first half of 2013 due to short-term advances taken in the second quarter of 2013.

Shareholders' Equity
Total shareholders' equity increased $80,000 from December 31, 2012 to June 30, 2013.  Growth in equity resulted from current year’s net income and proceeds from the issuance of ChoiceOne stock, offset by a decrease in accumulated other comprehensive income and cash dividends paid.  The $1.6 million decline in accumulated other comprehensive income since the end of 2012 was caused by a $2.4 million decrease in net unrealized gains on available for sale securities.  The change in unrealized gains resulted from increases in mid- and short-term rates in the second quarter of 2013, which reduced the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)
	Leverage Capital	Tier 1 Capital	Total Risk-Based Capital
Capital balances at June 30, 2013	$43,835	$43,835	$47,862
Required regulatory capital to be considered “well capitalized”	24,048	20,394	33,990
Capital in excess of “well capitalized” minimum	19,787	23,441	13,872
Capital ratios at June 30, 2013	9.11%	12.90%	14.08%
Regulatory capital ratios – minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis.  The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2013 are adequate for the foreseeable future.  The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity
Net cash provided from operating activities was $5.6 million for the six months ended June 30, 2013 compared to $6.2 million provided in the same period a year ago.  Higher proceeds from loan sales were offset by higher loans originated for sale.  A lower provision for loan losses in 2013 also affected operating activities.  Net cash used in investing activities was $5.2 million for the first half of 2013 compared to $1.6 million in the same period in 2012.  The change was due to a higher level of net loan originations, which was partially offset by a lower level of net securities purchases.  Net cash used in financing activities was $9.1 million in the six months ended June 30, 2013, compared to $1.6 million in the same period in the prior year.  A larger decrease in deposits in 2013 and a reduction in repurchase agreements in 2013 compared to an increase in 2012 was partially offset by an increase in federal funds purchased and higher net borrowing in Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.  There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May, 1, 2013, the Registrant issued 664 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $10,000.  On May 22, 2013, the Registrant issued 1,053 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $17,000.  The Registrant relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Registrant’s purchases of its own common stock during the quarter ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

April 1 – April 30, 2013	—	$—	—	96,388
May 1 – May 31, 2013(1)	7,468	$16.80	7,468	88,920
June 1 – June 30, 2013	—	$—	—	88,920
Total for Quarter ended June 30, 2013	7,468	$16.80	7,468	88,920

(1)
On May 23, 2013, the Registrant purchased 7,468 shares of common stock for an aggregate cash price of $125,000. As of June 30, 2013, there are 88,920 shares remaining that may yet be purchased under approved plans or programs.  The repurchase plan was adopted and announced on July 26, 2007.  There is no stated expiration date.  The plan authorized the repurchase of up to 100,000 shares.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 13, 2013	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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