Form 10-Q
period 2013-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2013-11-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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
Yes ☐  No ☒

As of October 31, 2013, the Registrant had outstanding 3,294,438 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,694	$19,034
Federal funds sold	-	-
Cash and cash equivalents	13,694	19,034

Securities available for sale	127,442	134,492
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	973	1,874
Loans	315,692	311,468
Allowance for loan losses	(5,712)	(5,852)
Loans, net	309,980	305,616

Premises and equipment, net	12,142	12,121
Other real estate owned, net	965	2,019
Cash value of life insurance policies	10,195	9,970
Intangible assets, net	1,388	1,724
Goodwill	13,728	13,728
Other assets	4,478	4,585
Total assets	$498,735	$508,913

Liabilities
Deposits – noninterest-bearing	$92,078	$101,861
Deposits – interest-bearing	314,276	322,338
Total deposits	406,354	424,199

Repurchase agreements	19,218	19,572
Advances from Federal Home Loan Bank	9,399	420
Other liabilities	2,963	4,216
Total liabilities	437,934	448,407

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,293,778 at September 30, 2013 and 3,298,081 at December 31, 2012	46,563	46,649
Retained earnings	13,929	11,501
Accumulated other comprehensive income, net	309	2,356
Total shareholders’ equity	60,801	60,506
Total liabilities and shareholders’ equity	$498,735	$508,913

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$3,935	$4,272	$11,943	$12,783
Securities:
Taxable	448	474	1,365	1,009
Tax exempt	349	349	1,042	1,471
Other	3	8	8	19
Total interest income	4,735	5,103	14,358	15,282

Interest expense
Deposits	317	499	1,031	1,643
Advances from Federal Home Loan Bank	14	59	29	247
Other	13	33	32	171
Total interest expense	344	591	1,092	2,061

Net interest income	4,391	4,512	13,266	13,221
Provision for loan losses	-	500	300	1,975

Net interest income after provision for loan losses	4,391	4,012	12,966	11,246

Noninterest income
Customer service charges	963	875	2,735	2,461
Insurance and investment commissions	288	164	631	546
Gains on sales of loans	295	446	1,269	1,206
Gains on sales of securities	13	21	89	307
Losses on sales and write-downs of other assets	(520)	(81)	(820)	(320)
Earnings on life insurance policies	75	78	225	368
Other	210	145	584	486
Total noninterest income	1,324	1,648	4,713	5,054

Noninterest expense
Salaries and benefits	2,119	1,981	6,236	5,799
Occupancy and equipment	580	574	1,742	1,711
Data processing	472	503	1,485	1,379
Professional fees	185	251	577	650
Supplies and postage	100	118	344	369
Advertising and promotional	44	47	156	128
Intangible amortization	112	112	336	336
Loan and collection expense	98	163	275	405
FDIC insurance	68	80	247	290
Other	350	338	1,234	1,126
Total noninterest expense	4,128	4,167	12,632	12,193

Income before income tax	1,587	1,493	5,047	4,107
Income tax expense	386	371	1,299	949

Net income	$1,201	$1,122	$3,748	$3,158

Basic earnings per share	$0.37	$0.34	$1.14	$0.96
Diluted earnings per share	$0.36	$0.34	$1.13	$0.96
Dividends declared per share	$0.14	$0.13	$0.40	$0.37

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$1,201	$1,122	$3,748	$3,158

Other comprehensive income, net of tax:
Unrealized holding gains/(loss) on available for sale securities	(486)	243	(1,989)	591
Less: Reclassification adjustment for gain recognized in earnings, net of tax	(8)	13	(58)	202
Total other comprehensive income/(loss), net of tax	(494)	230	(2,047)	389

Comprehensive income	$707	$1,352	$1,701	$3,547

See accompanying notes to consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

		Common		Accumulated Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income,
(Dollars in thousands)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2012	3,293,269	$46,602	$8,887	$2,415	$57,904

Net income			3,158		3,158
Other comprehensive income				389	389
Shares issued	7,701	97			97
Effect of employee stock purchases		8			8
Cash dividends declared ($0.37 per share)			(1,220)		(1,220)

Balance, September 30, 2012	3,300,970	$46,707	$10,825	$2,804	$60,336

Balance, January 1, 2013	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			3,748		3,748
Other comprehensive loss				(2,047)	(2,047)
Change in ESOP repurchase obligation		(13)			(13)
Shared repurchased	(11,468)	(192)			(192)
Shares issued	7,165	104			104
Effect of employee stock purchases		9			9
Issuance of restricted stock units		6			6
Cash dividends declared ($0.40 per share)			(1,320)		(1,320)

Balance, September 30, 2013	3,293,778	$46,563	$13,929	$309	$60,801

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,748	$3,158
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	300	1,975
Depreciation	686	679
Amortization	1,240	1,150
Compensation expense on employee stock purchases and restricted stock units	15	8
Gains on sales of securities	(89)	(307)
Gains on sales of loans	(1,269)	(1,206)
Loans originated for sale	(34,442)	(33,649)
Proceeds from loan sales	36,437	35,004
Earnings on bank-owned life insurance	(225)	(368)
Proceeds from life insurance	—	311
Net gains on sales of other real estate owned	(11)	(18)
Write-downs of other real estate owned	831	346
Proceeds from sales of other real estate owned	701	763
Deferred federal income tax benefit	(317)	(105)
Net changes in other assets	150	395
Net changes in other liabilities	104	(178)
Net cash from operating activities	7,859	7,958

Cash flows from investing activities:
Securities available for sale:
Sales	4,371	6,799
Maturities, prepayments and calls	19,978	27,592
Purchases	(21,082)	(58,409)
Purchase of Federal Reserve Bank stock	—	(1)
Loan originations and payments, net	(5,131)	15,291
Additions to premises and equipment	(707)	(315)
Net cash from investing activities	(2,571)	(9,043)

Cash flows from financing activities:
Net change in deposits	(17,845)	16,675
Net change in repurchase agreements	(354)	(1,606)
Proceeds from Federal Home Loan Bank advances	18,000	—
Payments on Federal Home Loan Bank advances	(9,021)	(3,020)
Issuance of common stock	104	97
Repurchase of common stock	(192)	—
Cash dividends	(1,320)	(1,220)
Net cash from financing activities	(10,628)	10,926

Net change in cash and cash equivalents	(5,340)	9,841
Beginning cash and cash equivalents	19,034	17,125

Ending cash and cash equivalents	$13,694	$26,966

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,092	$2,136
Cash paid for income taxes	$1,025	$1,225
Loans transferred to other real estate owned	$472	$938
Securities transferred to other assets	$—	$330
Other real estate owned transferred to premises and equipment	$—	$20

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2013 and September 30, 2012, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2013 and September 30, 2012, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2013 and September 30, 2012, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2013 and September 30, 2012. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Stock Transactions
A total of 3,411 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $54,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2013.  A total of 3,563 shares were issued to employees for a cash price of $50,000 under the Employee Stock Purchase Plan in the first three quarters of 2013.  A total of 191 shares were issued upon the exercise of stock options in the first three quarters of 2013. A total of 11,468 shares of common stock were repurchased in the first three quarters of 2013.

Stock-Based Compensation
Effective July 1, 2013, ChoiceOne granted Restricted Stock Units to a select group of employees under the Stock Incentive Plan of 2012. All of the Restricted Stock Units are initially unvested and vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock.

Reclassifications
Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

New Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to improve the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires that an entity report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012.  ChoiceOne adopted ASU 2013-02 as of January 1, 2013.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
U.S. Government and federal agency	$36,977	$178	$(429)	$36,726
U.S. Treasury	7,305	17	(86)	7,236
State and municipal	65,145	1,634	(1,024)	65,755
Mortgage-backed	8,161	121	(66)	8,216
Corporate	6,958	61	(31)	6,988
Foreign debt	1,000	-	(18)	982
Equity securities	1,651	4	(116)	1,539
Total	$127,197	$2,015	$(1,770)	$127,442

		December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
U.S. Government and federal agency	$39,815	$455	$(2)	$40,268
U.S. Treasury	7,362	45	(9)	7,398
State and municipal	62,248	2,668	(238)	64,678
Mortgage-backed	12,218	308	-	12,526
Corporate	6,600	113	(1)	6,712
Foreign debt	1,000	1	-	1,001
Equity securities	1,902	12	(5)	1,909
Total	$131,145	$3,602	$(255)	$134,492

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary.  No other-than-temporary impairment charges were recorded during the nine months ended September 30, 2013.  ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
		Commercial
		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended
September 30, 2013
Beginning balance	$140	$810	$215	$2,450	$20	$1,671	$558	$5,864
Charge-offs	(88)	(5)	(102)	—	—	(148)	—	(343)
Recoveries	3	19	41	24	—	104	—	191
Provision	83	(203)	51	74	(7)	126	(124)	—
Ending balance	$138	$621	$205	$2,548	$13	$1,753	$434	$5,712

Nine Months Ended
September 30, 2013
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	(88)	(54)	(286)	(166)	—	(431)	—	(1,025)
Recoveries	5	258	145	55	—	122	—	585
Provision	81	36	96	63	(2)	139	(113)	300
Ending balance	$138	$621	$205	$2,548	$13	$1,753	$434	$5,712

Individually evaluated for impairment	$—	$174	$4	$1,145	$—	$492	$—	$1,815

Collectively evaluated for impairment	$138	$490	$201	$1,360	$13	$1,261	$434	$3,897

Three Months Ended
September 30, 2012
Beginning balance	$121	$690	$236	$2,611	$15	$1,674	$262	$5,609
Charge-offs	—	(347)	(128)	(84)	—	(44)	—	(603)
Recoveries	1	15	52	192	—	7	—	267
Provision	18	313	70	(378)	(3)	215	265	500
Ending balance	$140	$671	$230	$2,341	$12	$1,852	$527	$5,773

Nine Months Ended
September 30, 2012
Beginning balance	$55	$609	$197	$2,300	$34	$1,846	$172	$5,213
Charge-offs	—	(377)	(261)	(518)	—	(784)	—	(1,940)
Recoveries	4	45	177	213	—	86	—	525
Provision	81	394	117	346	(22)	704	355	1,975
Ending balance	$140	$671	$230	$2,341	$12	$1,852	$527	$5,773

Individually evaluated for impairment	$—	$159	$—	$101	$—	$—	$—	$260

Collectively evaluated for impairment	$140	$512	$230	$2,240	$12	$1,852	$527	$5,513
Loans
September 30, 2013
Individually evaluated for impairment	$307	$585	$42	$5,811	$—	$2,759	$—	$9,504

Collectively evaluated for impairment	34,227	69,039	20,012	90,159	959	91,792	—	306,188
Ending balance	$34,534	$69,624	$20,054	$95,970	$959	$94,551	$—	$315,692
December 31, 2012
Individually evaluated for impairment	$166	$198	$32	$3,723	$—	$1,820	$—	$5,939
Collectively evaluated for impairment	31,624	67,167	19,335	89,589	1,056	96,758	—	305,529
Ending balance	$31,790	$67,365	$19,367	$93,312	$1,056	$98,578	$—	$311,468

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

Risk rating 6: These loans are considered substandard credits.  These loans have well defined weaknesses, the severity of which makes collection of principal and interest in full, questionable.  Loans in this category may be placed on nonaccrual status.

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

Information regarding the Bank’s credit exposure is as follows:

(Dollars in thousands)
Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Risk ratings 1 and 2	$10,795	$8,615	$10,046	$9,040	$3,100	$2,711
Risk rating 3	17,019	16,173	45,230	43,549	47,888	45,295
Risk rating 4	5,543	5,040	12,879	13,417	30,132	30,223
Risk rating 5	1,177	1,939	963	855	7,284	7,847
Risk rating 6	—	19	418	361	7,140	6,960
Risk rating 7	—	4	88	143	426	276
	$34,534	$31,790	$69,624	$67,365	$95,970	$93,312

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2013	2012	2013	2012	2013	2012
Performing	$20,043	$19,334	$959	$1,056	$94,467	$98,018
Nonperforming	11	33	—	—	84	560
	$20,054	$19,367	$959	$1,056	$94,551	$98,578

The following schedule provides information on loans that were TDRs as of September 30, 2013 that were modified during the third quarter and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	1	$214	$214	1	$214	$214

There were no loans that were considered TDRs as of September 30, 2012 that were modified during the three months ended September 30, 2012. The following schedule provides information on loans that were TDRs as of September 30, 2012 that were modified during the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Agricultural	1	$73	$73
Commercial and industrial	2	158	149
Consumer	1	33	33
Commercial real estate	2	145	145
Residential real estate	3	355	355
	9	$764	$755

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

The following schedule provides information on TDRs as of September 30, 2013 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2013 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2013
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment
Commercial and industrial	—	$—	1	$88
Commercial real estate	1	246	2	368
Consumer	—	—	1	29
	1	$246	4	$485

The following schedule provides information on TDRs as of September 30, 2012 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2012 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number	Recorded	Number	Recorded
(Dollars in thousands)	of Loans	Investment	of Loans	Investment
Commercial and industrial	3	$198	3	$198
Commercial real estate	3	757	5	1,341
Consumer	1	32	1	32
Residential real estate	—	—	5	642
	7	$987	14	$2,213

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days.  Loans are classified as nonperforming when they are past due 90 days or more as to principal or interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

(Dollars in thousands)
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2013
With no related allowance recorded
Agricultural	$——	$—	$—	$142	$7
Commercial and industrial	11	14	—	49	—
Consumer	2	2	—	3	—
Commercial real estate	750	1,162	—	670	(1)
Residential real estate	483	689	—	348	3
Subtotal	1,246	1,867	—	1,212	9
With an allowance recorded
Agricultural	307	307	—	140	1
Commercial and industrial	574	621	174	334	7
Consumer	40	40	4	45	3
Commercial real estate	5,061	4,883	1,145	4,305	200
Residential real estate	2,276	2,282	492	2,275	61
Subtotal	8,258	8,133	1,815	7,099	272
Total
Agricultural	307	307	—	282	8
Commercial and industrial	585	635	174	383	7
Consumer	42	42	4	48	3
Commercial real estate	5,811	6,045	1,145	4,975	199
Residential real estate	2,759	2,971	492	2,623	64
Total	$9,504	$10,000	$1,815	$8,311	$281

December 31, 2012
With no related allowance recorded
Agricultural	$94	$441	$—	$19	$—
Commercial and industrial	49	49	—	223	6
Consumer	—	—	—	—	—
Commercial real estate	577	848	—	1,586	—
Residential real estate	—	—	—	1,366	48
Subtotal	720	1,338	—	3,194	54
With an allowance recorded
Agricultural	72	72	1	14	1
Commercial and industrial	149	169	112	112	—
Consumer	32	32	—	6	—
Commercial real estate	3,146	3,193	449	1,576	24
Residential real estate	1,820	1,820	138	364	20
Subtotal	5,219	5,286	700	2,072	45
Total
Agricultural	166	513	1	33	1
Commercial and industrial	198	218	112	335	6
Consumer	32	32	—	6	—
Commercial real estate	3,723	4,041	449	3,162	24
Residential real estate	1,820	1,820	138	1,730	68
Total	$5,939	$6,624	$700	$5,266	$99

An aging analysis of loans by loan category follows:

(Dollars in thousands)
	30 to 59	60 to 89	Greater Than 90		Loans Not		90 Days Past Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
September 30, 2013
Agricultural	$5	$150	$307	$462	$34,072	$34,534	$—
Commercial and industrial	280	5	88	373	69,251	69,624	—
Consumer	41	11	13	65	19,989	20,054	11
Commercial real estate	1,961	206	630	2,797	93,173	95,970	—
Construction real estate	—	—	—	—	959	959	—
Residential real estate	1,230	249	354	1,833	92,718	94,551	84
	$3,517	$621	$1,392	$5,530	$310,162	$315,692	$95

December 31, 2012
Agricultural	$262	$—	$—	$262	$31,528	$31,790	$—
Commercial and industrial	102	4	198	304	67,061	67,365	—
Consumer	173	28	33	234	19,133	19,367	1
Commercial real estate	64	68	339	471	92,841	93,312	—
Construction real estate	—	—	—	—	1,056	1,056	—
Residential real estate	1,438	691	559	2,688	95,890	98,578	29
	$2,039	$791	$1,129	$3,959	$307,509	$311,468	$30

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)
	September 30,	December 31,
	2013	2012
Agricultural	$307	$94
Commercial and industrial	530	220
Consumer	4	33
Commercial real estate	1,090	1,230
Construction real estate	—	—
Residential real estate	1,041	754
	$2,972	$2,331

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period.  A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Earnings Per Share
Net income available to common shareholders	$1,201	$1,122	$3,748	$3,158

Weighted average common shares outstanding	3,294,480	3,299,424	3,298,607	3,296,462

Basic earnings per share	$0.37	$0.34	$1.14	$0.96

Diluted Earnings Per Share
Net income available to common shareholders	$1,201	$1,122	$3,748	$3,158

Weighted average common shares outstanding	3,294,480	3,299,424	3,298,607	3,296,462
Plus dilutive stock options and restricted stock units	6,135	1,100	5,850	436

Weighted average common shares outstanding and potentially dilutive shares	3,300,615	3,300,524	3,304,457	3,296,898

Diluted earnings per share	$0.36	$0.34	$1.13	$0.96

There were 24,800 stock options as of September 30, 2013 and 28,625 as of September 30, 2012, that are considered to be anti-dilutive to earnings per share for the three-month and nine-month periods ended September 30, 2013 and 2012. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows (dollars in thousands):

	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2013
Assets:
Cash and due from banks	$13,694	$13,694	$13,694	$—	$—
Securities available for sale	127,442	127,442	155	123,129	4,158
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	973	999	—	999	—
Loans, net	309,980	312,825	—	—	312,825

Liabilities:
Noninterest-bearing deposits	92,078	92,078	—	92,078	—
Interest-bearing deposits	314,276	314,276	—	314,276	—
Repurchase agreements	19,218	19,218	—	19,218	—
Federal Home Loan Bank advances	9,399	9,444	—	9,444	—

December 31, 2012
Assets:
Cash and due from banks	$19,034	$19,034	$19,034	$—	$—
Securities available for sale	134,492	134,492	—	131,893	2,599
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	1,874	1,933	—	1,933	—
Loans, net	305,616	310,175	—	—	310,175

Liabilities:
Noninterest-bearing deposits	101,861	101,861	—	101,861	—
Interest-bearing deposits	322,338	323,457	—	323,457	—
Repurchase agreements	19,572	19,572	—	19,572	—
Federal Home Loan Bank advances	420	485	—	485	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph.  The methodology for determining the estimated fair value for securities available for sale is described in Note 6.  The estimated fair value for loans is based on the rates charged at September 30, 2013 and December 31, 2012 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.  The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at September 30, 2013 and December 31, 2012 for new deposits or FHLB advances, applied until maturity.  The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of September 30, 2013 or December 31, 2012.  Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical	Inputs	Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale – September 30, 2013
U.S. Treasury	$—	$7,236	$—	$7,236
U.S. Government and federal agency	—	36,726	—	36,726
State and municipal	—	62,097	3,658	65,755
Mortgage-backed	—	8,216	—	8,216
Corporate	—	6,988	—	6,988
Foreign debt	—	982	—	982
Equity securities	155	884	500	1,539
Total	$155	$123,129	$4,158	$127,442

Investment Securities, Available for
Sale - December 31, 2012
U.S. Treasury	$—	$7,398	$—	$7,398
U.S. Government and federal agency	—	40,268	—	40,268
State and municipal	—	62,579	2,099	64,678
Mortgage-backed	—	12,526	—	12,526
Corporate	—	6,712	—	6,712
Foreign debt	—	1,001	—	1,001
Equity securities	—	1,409	500	1,909
Total	$—	$131,893	$2,599	$134,492

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis
(Dollars in Thousands)

	2013	2012
Investment Securities, Available for Sale
Balance, January 1	$2,599	$2,771
Total realized and unrealized gains included in income	—	—
Total unrealized gains included in other comprehensive income	8	6
Purchases of securities	2,540	563
Calls, maturities, and payments	(989)	(244)
Transfers into Level 3	—	291
Transfers out of Level 3	—	(311)
Balance, September 30	$4,158	$3,076

Of the Level 3 assets that were held by the Bank at September 30, 2013, the net unrealized gain for the nine months ended September 30, 2013 was $8,000, which is recognized in other comprehensive income in the consolidated balance sheet.  Purchases of level 3 securities during the first three quarters of 2013 and 2012 consisted of local municipal issues. There were no sales of Level 3 securities in the first nine months of 2013.  One municipal security was reclassified to other assets in the first quarter of 2012.  The issuer of the security defaulted upon its maturity of September 1, 2009.  Settlement was reached with the security’s issuer in December 2011 and the bond’s carrying value was reclassified upon termination of the bond’s contractual agreement.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis
(Dollars in Thousands)

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical	Inputs	Inputs
	Dates Indicated	Assets (Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2013	$9,504	$—	$—	$9,504
December 31, 2012	$5,939	$—	$—	$5,939

Other Real Estate
September 30, 2013	$965	$—	$—	$965
December 31, 2012	$2,019	$—	$—	$2,019

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself.  Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "may," "could," variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular.  These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary
Net income for the third quarter of 2013 was $1,201,000, which represented an increase of $79,000 or 7% compared to the same period in 2012.  Net income for the first nine months of 2013 was $3,748,000, which represented an increase of $590,000 or 19% over the same period in 2012.  Decreases in net interest income and noninterest income were offset by a decrease in noninterest expense and income tax expense for the third quarter compared to the second quarter of 2013. A decrease in interest expense and in the provision for loan losses was offset partially by a decrease in interest income and noninterest income in the third quarter of 2013 compared to the same period in the prior year. Basic earnings per common share were $0.37 for the third quarter of 2013 and $1.14 for the first nine months of 2013, compared to $0.34 and $0.96, respectively, for the same periods in 2012.  Diluted earnings per common share were $0.36 for the third quarter of 2013 and $1.13 for the first nine months of 2013, compared to $0.34 and $0.96, respectively, for the same periods in 2012. The return on average assets and return on average shareholders’ equity percentages were 1.00% and 8.18%, respectively, for the first three quarters of 2013, compared to 0.84% and 7.13%, respectively, for the same periods in 2012.

Dividends
Cash dividends of $462,000 or $0.14 per share were declared in the third quarter of 2013, compared to $429,000 or $0.13 per share in the third quarter of 2012.  The cash dividends declared in the first nine months of 2013 were $1,320,000 or $0.40 per share, compared to $1,220,000 or $0.37 per share declared in the same period in 2012.  The cash dividend payout percentage was 35% for the first nine months of 2013 as well as 2012.

Interest Income and Expense
Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2013 and 2012.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Nine Months Ended September 30,
	2013			2012
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$312,528	$11,954	5.10%	$308,141	$12,795	5.54%
Taxable securities (2) (3)	91,296	1,364	1.99	89,213	1,471	2.20
Nontaxable securities (1) (2)	42,290	1,575	4.97	37,569	1,523	5.41
Other	4,455	8	0.24	12,076	19	0.21
Interest-earning assets	450,569	14,901	4.41	446,999	15,808	4.72
Noninterest-earning assets	51,608			54,117
Total assets	$502,177			$501,116

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$134,178	$200	0.20%	$138,216	$300	0.29%
Savings deposits	65,739	30	0.06	49,166	27	0.07
Certificates of deposit	120,392	801	0.89	139,843	1,316	1.25
Advances from Federal Home Loan Bank	6,165	29	0.63	7,408	247	4.45
Other	18,175	32	0.23	22,287	171	1.02
Interest-bearing liabilities	344,649	1,092	0.42	356,920	2,061	0.77
Noninterest-bearing demand deposits	93,073			81,350
Other noninterest-bearing liabilities	3,387			3,749
Total liabilities	441,109			442,019
Shareholders' equity	61,068			59,097
Total liabilities and Shareholders' Equity	$502,177			$501,116

Net interest income (tax-equivalent basis)- interest spread		13,809	3.99%		13,747	3.95%
Tax-equivalent adjustment (1)		(543)			(526)
Net interest income		$13,266			$13,221
Net interest income as a percentage of earning assets (tax-equivalent basis)			4.09%			4.10%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Nine Months Ended September 30,
	2013 Over 2012
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(841)	$283	$(1,124)
Taxable securities	(107)	52	(159)
Nontaxable securities (2)	52	232	(180)
Other	(11)	(15)	4
Net change in tax-equivalent interest income	(907)	552	(1,459)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(105)	(8)	(97)
Savings deposits	3	10	(7)
Certificates of deposit	(515)	(166)	(349)
Advances from Federal Home Loan Bank	(218)	(36)	(182)
Other	(134)	(27)	(107)
Net change in interest expense	(969)	(227)	(742)
Net change in tax-equivalent net interest income	$62	$779	$(717)

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

Net Interest Income
The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry.  This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities.  The adjustments to determine net interest income on a tax-equivalent basis were $543,000 and $526,000 for the nine months ended September 30, 2013 and 2012, respectively.  These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $62,000 in the first nine months of 2013 compared to the same period in 2012.  The relationship between growth in average interest-earning assets and a reduction in the average balance of interest-bearing liabilities caused net interest income to increase $779,000 in the first three quarters of 2013 compared to the same period in the prior year.  An increase of 4 basis points in the net interest spread from 3.95%  in the first nine months of 2012 to 3.99% in the first nine months of 2013 resulted in a $717,000 decrease in net interest income. Although the net interest spread increased slightly from 2012 to 2013, the decrease in the average interest rate earned on interest-earning assets was applied to a much larger dollar base than the decrease in the rate paid on interest-bearing liabilities.

The average balance of loans increased $4.4 million in the first nine months of 2013 compared to the same period in 2012.  Average residential mortgage loans were $1.6 million higher, the average balance of commercial loans increased $2.2 million, and average consumer loans increased $0.6 million in the first three quarters of 2013 compared to the same period in 2012.  The average interest rate earned on loans declined 44 basis points from the first nine months of 2012 to the same period in 2013 as a result of renewals of existing loans and new loan production at lower rates than in the existing portfolio.  The increase in the average loans balance, offset by the decrease in the average rate earned caused tax-equivalent interest income from loans to decline $841,000 in the first three quarters of 2013 compared to the same period in the prior year.  The average balance of total securities grew $6.8 million in the first nine months of 2013 compared to the same period in 2012.  Additional securities were purchased during 2013 to provide earning asset growth.  Growth in average securities, offset by the effect of lower interest rates earned, caused tax-equivalent interest income to decrease $55,000 in the first nine months of 2013 compared to the same period in 2012.

The average balance of interest-bearing demand deposits decreased $4.0 million in the first nine months of 2013 compared to the same period in 2012.  The effect of the lower average balance and a 9 basis point decline in the average rate paid, caused interest expense to decrease $100,000 in the first three quarters of 2013 compared to the same period in 2012.  The average balance of savings deposits increased $16.6 million in the first nine months of 2013 compared to the same period in the prior year.  The impact of the savings deposit growth was offset by a 1 basis point drop in the average rate paid, which caused interest expense to increase $3,000 in the first nine months of 2013 compared to the same period in 2012.  The average balance of certificates of deposit was down $19.5 million in the first nine months of 2013 compared to the same period in 2012.  The decline in certificates of deposit plus a 36 basis point reduction in the average rate paid on certificates caused interest expense to fall $515,000 in the first nine months of 2013 compared to the same period in 2012.  A $1.2 million decrease in the average balance of Federal Home Loan Bank advances plus a 382 basis point reduction in the average rate paid caused interest expense to decline $218,000 in the first nine months of 2013 compared to the same period in the prior year.  The significant reduction in interest rates was due to higher rate advances from early 2012 being paid off and replaced with lower rate advances in 2013 after rates decreased significantly. A $4.1 million decrease in the average balance of other interest-bearing liabilities in the first nine months of 2013 compared to the first nine months of 2012 and the effect of a 75 basis point decrease in the average rate paid caused a $139,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 3.99% in the first nine months of 2013, compared to 3.95% for the first nine months of 2012.  The increase in the interest spread was due to a 35 basis point decrease in the average rate paid on interest-bearing liabilities, which was partially offset by a 31 basis point decrease in the average rate earned on interest-earning assets in the first nine months of 2013 compared to the same period in 2012.  The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2012 and the first nine months of 2013.  Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions.  The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2012 and the first nine months of 2013.  If market interest rates continue to remain low, ChoiceOne’s net interest spread may decrease in future quarters if reductions in the average rate on interest-earning assets exceed the ability to reprice local deposits.

Provision and Allowance for Loan Losses
Total loans increased $4.2 million since the end of 2012, while the allowance for loan losses declined $140,000 from December 31, 2012 to September 30, 2013.  The provision for loan losses was $0 in the third quarter and $300,000 in the first nine months of 2013, compared to $500,000 and $1,975,000, respectively, in the same periods in 2012.  The reduction in the provision for loan losses was due to a lower level of net charge-offs in the first nine months of 2013 than in the same period in 2012.  Nonperforming loans were $7.4 million as of September 30, 2013, compared to $6.2 million as of June 30, 2013 and $6.8 million as of December 31, 2012.  The increase in nonperforming loans in the third quarter of 2013 was due to an increase of $1.6 million in nonaccrual loans during the quarter comprised primarily of $0.5 million in residential real estate loans, $0.4 million in commercial and industrial loans, and $0.3 million in both commercial real estate and agricultural loans. The allowance for loan losses was 1.81% of total loans at September 30, 2013, compared to 1.86% at June 30, 2013 and 1.88% at December 31, 2012.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2013		2012
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$88	$5	$—	$4
Commercial and industrial	54	258	377	45
Consumer	286	145	261	177
Real estate, commercial	166	55	518	213
Real estate, residential	431	122	784	86
	$1,025	$585	$1,940	$525

Net charge-offs in the third quarter and first nine months of 2013 were $152,000 and $440,000, respectively, compared to $336,000 in the third quarter of 2012 and $1,415,000 in the first nine months of 2012.  Net charge-offs on an annualized basis as a percentage of average loans were 0.19% in the first nine months of 2013 compared to 0.61% for the same period in the prior year.  Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers.  Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne.  As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2013, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income
Total noninterest income decreased $324,000 in the third quarter of 2013 and $341,000 in the first nine months of 2013 compared to the same periods in 2012.  An increase in customer service charges of $88,000 in the third quarter and $274,000 in the first nine months of 2013 compared to the same periods in the prior year was due to changes in pricing and a higher volume of overdraft and debit card fees.  Insurance and investment commissions increased $124,000 in the third quarter of 2013 and $85,000 in the first three quarters of 2013 compared to the same periods in 2012. Gains on loan sales decreased $151,000 in the third quarter and increased $63,000 in the first nine months of 2013 compared to the same periods in 2012. Residential mortgage refinancing activity has slowed in the third quarter, causing the decrease. Decreases of $8,000 in the third quarter and $218,000 in the first nine months of 2013 in gains on sales of securities when compared to the same periods in 2012 resulted from lower sales activity and higher rates in the first nine months of 2013 than in the same period of the prior year. Increases of $439,000 in the third quarter and $500,000 in the first nine months of 2013 in losses on sales and write-downs of other assets when compared to the same periods in 2012 resulted from more write-downs of foreclosed properties. Earnings on life insurance policies decreased $143,000 in the first nine months of 2013 compared to the same period in the prior year due to a $135,000 death benefit received in the first quarter of 2012.

Noninterest Expense
Total noninterest expense decreased $39,000 in the third quarter of 2013 and increased $439,000 in the first nine months of 2013 compared to the same periods in 2012.  The increase of $138,000 in salaries and benefits in the third quarter of 2013 and $437,000 in the first nine months of 2013 compared to the same periods in 2012 resulted from higher incentive bonus accruals, salaries, and health insurance costs.  Data processing expense decreased $31,000 in the third quarter of 2013 and increased $106,000 in the first nine months of 2013 compared to the same periods in the prior year. The first 6 months of 2013 incurred higher ATM and electronic banking expenses, which have been curtailed in the third quarter.  Professional fees decreased $66,000 in the third quarter of 2013 and $73,000 in the first three quarters of 2013 compared to the same periods in 2012. The $65,000 decrease in loan and collection expense in the third quarter of 2013 and $130,000 year to date compared to the same periods in 2012 was due to a lower level of other real estate properties.  FDIC insurance cost decreased $12,000 in the third quarter of 2013 and $43,000 in the first nine months of 2013 compared to the same periods in the prior year, due to a change in the assessment base for deposit insurance beginning in the second quarter of 2012.

Income Tax Expense
Income tax expense was $1,299,000 in the first nine months of 2013 compared to $949,000 for the same period in 2012.  The effective tax rate was 25.7% for 2013 and 23.1% for 2012. The increase in the effective tax rate in 2013 compared to 2012 was due to a lower percentage of nontaxable income from municipal securities and nontaxable income from a life insurance death benefit received in the first quarter of 2012.

FINANCIAL CONDITION
Securities
The securities available for sale portfolio decreased $3.7 million in the third quarter of 2013 and $7.0 million in the first nine months of 2013.  The decline in the securities portfolio was due to the lack of growth in deposits in the first nine months of 2013.  Various securities totaling $21.1 million were purchased in the first nine months of 2013 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio.  Approximately $16.4 million in various securities were called or matured since the end of 2012.  Principal repayments on securities totaled $3.6 million in the first nine months of 2013.  Approximately $4.4 million of securities were sold in the first three quarters of 2013 for a net gain of $89,000.

Loans
The loan portfolio (excluding loans held for sale) decreased $143,000 in the third quarter of 2013 and $4.2 million in the first nine months of 2013. Commercial and industrial loans and agricultural loans decreased $138,000 and $4.0 million, respectively, in the third quarter of 2013 and $2.3 million and $2.7 million, respectively, in the first nine months of 2013.  Mortgage loans decreased $2.7 million and $4.1 million in third quarter and year to date in 2013, respectively. Commercial real estate loans decreased $1.6 million in the third quarter but increased $2.7 million in the first three quarters of 2013. The other loan categories experienced growth to a lesser extent or declines in the same time periods.

Asset Quality
Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $9.5 million both at September 30, 2013 and June 30, 2013 and was $5.9 million as of December 31, 2012. The balance of commercial real estate loans classified as impaired has grown $2.1 million and the balance of residential real estate loans classified as impaired has increased $0.9 million since the end of 2012.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	September 30,	December 31,
	2013	2012
Loans accounted for on a nonaccrual basis	$2,972	$2,331
Accruing loans contractually past due 90 days or more as to principal or interest payments	95	30
Loans considered troubled debt restructurings	4,380	4,405
Total	$7,447	$6,766

At September 30, 2013, nonaccrual loans included $1,090,000 in commercial real estate loans, $1,041,000 in residential real estate loans, $530,000 in commercial and industrial loans, and $307,000 in agricultural loans.  At December 31, 2012, nonaccrual loans included $1,230,000 in commercial real estate loans, $754,000 in residential real estate loans, $220,000 in commercial and industrial loans and $94,000 in agricultural loans.  The increase in nonaccrual loans was due to the deterioration of certain credits.  Management believes the allowance allocated to its nonperforming loans is sufficient at September 30, 2013; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned
The balance of other real estate owned (“OREO”) decreased $608,000 in the third quarter of 2013 and $1,054,000 in the first nine months of 2013.  Commercial real estate and residential real estate loans totaling $472,000 were transferred into OREO during the first nine months of 2013 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $1.4 million for the same time period.  Due to the current state of the Michigan economy, management believes there may be continuing transfers from loans into OREO during the remainder of 2013.  The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure.  Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings
Total deposits increased $1.9 million in the third quarter of 2013 and declined $17.8 million since the end of 2012.  Checking and savings deposits decreased $0.1 million in the third quarter of 2013 and decreased $2.6 million in the first nine months of 2013.  Local certificates of deposit increased $2.0 million in the third quarter and decreased $13.7 million in the first nine months of 2013.  Nonlocal certificates of deposit were reduced $1.5 million in the first nine months of 2013.

A decrease of $354,000 in repurchase agreements in the first nine months of 2013 was due to normal fluctuations in funds provided by bank customers.  Certain securities are sold under agreements to repurchase them the following day.  Management plans to continue this practice as a low-cost source of funding.  Federal Home Loan Bank advances increased $9.0 million in the first nine months of 2013 due to short-term advances taken in the second quarter of 2013.

Shareholders' Equity
Total shareholders' equity increased $295,000 from December 31, 2012 to September 30, 2013.  Growth in equity resulted from current year’s net income and proceeds from the issuance of ChoiceOne stock, offset by a decrease in accumulated other comprehensive income, cash dividends paid, and repurchases of shares.  The $2.0 million decline in accumulated other comprehensive income since the end of 2012 was caused by a $3.1 million decrease in net unrealized gains on available for sale securities.  The change in unrealized gains resulted from increases in mid- and short-term rates in the second and third quarters of 2013, which reduced the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

			Total
			Risk-
(Dollars in thousands)	Leverage	Tier 1	Based
	Capital	Capital	Capital
Capital balances at September 30, 2013	$44,415	$44,415	$48,418
Required regulatory capital to be considered "well capitalized"	24,405	20,390	33,983
Capital in excess of "well capitalized" minimum	20,010	24,025	14,435
Capital ratios at September 30, 2013	9.10%	13.07%	14.25%
Regulatory capital ratios - minimum requirement to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis.  The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2013 are adequate for the foreseeable future.  The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity
Net cash provided from operating activities was $7.9 million for the nine months ended September 30, 2013 compared to $8.0 million provided in the same period a year ago.  Higher proceeds from loan sales were offset by higher loans originated for sale.  A lower provision for loan losses in 2013 and higher write-downs of OREO properties also affected operating activities.  Net cash used in investing activities was $2.6 million for the first nine months of 2013 compared to $9.0 million in the same period in 2012.  The change was due to a higher level of net loan originations, which was offset by a lower level of net securities purchases.  Net cash used in financing activities was $10.6 million in the nine months ended September 30, 2013, compared to $10.9 million in cash provided by financing activities in the same period in the prior year.  A larger decrease in deposits in 2013 and a reduction in repurchase agreements in 2013 compared to an increase in 2012 was offset by an increase in federal funds purchased and higher net borrowing in Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.  There was no change in the Registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2013 the Registrant issued 713 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $12,000.  On August 28, 2013, the Registrant issued 133 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $2,000. The Registrant relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Registrant’s purchases of its own common stock during the quarter ended September 30, 2013.

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of a	Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

July 1 - July 31, 2013	—	$—	—	88,920

August 1 - August 31, 2013(1)	4,000	$16.75	4,000	84,920

September 1 - September 30, 2013	—	$—	—	84,920

Total for Quarter ended September 30, 2013	4,000	$16.75	4,000	84,920

(1)	On August 5, 2013, the Registrant purchased 4,000 shares of common stock for an aggregate cash price of $67,000. As of September 30, 2013, there are 84,920 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 13, 2013	/s/ James A. Bosserd
James A. Bosserd
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2013	/s/ Thomas L. Lampen
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

31.1	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.