Form 10-K
period 2013-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2014-03-31
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of common stock held by non-affiliates of the Registrant was $50.9 million. This amount is based on an average bid price of $15.44 per share for the Registrant’s stock as of such date.

As of February 28, 2014, the Registrant had 3,296,537 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part I, Item 1, and Part II, Items 5 through 9A incorporate by reference portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013.

Part III, Items 10 through 14 incorporate by reference portions of the Registrant’s Definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held April 30, 2014.

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

General

ChoiceOne Financial Services, Inc. (the “Registrant”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Registrant was incorporated on February 24, 1986, as a Michigan corporation. The Registrant was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Registrant on April 6, 1987. The Registrant’s only subsidiary and significant asset as of December 31, 2013, was ChoiceOne Bank (the “Bank”). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the “Mortgage Company”). In December 2008, the operations of the Mortgage Company were consolidated into the Bank and the Mortgage Company subsidiary was eliminated. The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Registrant merged with Valley Ridge Financial Corp. (“VRFC”), a single-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Registrant issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

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

The principal source of revenue for the Registrant and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 62%, 62%, and 67% of total revenues in 2013, 2012, and 2011, respectively. Interest on securities accounted for 13%, 12%, and 11% of total revenues in 2013, 2012, and 2011, respectively.

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

Employees

As of February 28, 2014, the Registrant, the Bank and the Insurance Agency employed 153 employees, of which 122 were full-time employees. The Registrant, Bank, and Insurance Agency believe their relations with their employees are good.

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

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)

	2013	2012	2011

U.S. Government and federal agency	$43,722	$40,268	$40,413
U.S. Treasury notes and bonds	7,224	7,398	—
State and municipal	64,775	64,678	54,499
Mortgage-backed	8,470	12,526	9,780
Corporate	8,815	6,712	6,011
Foreign debt securities	990	1,001	—
Equity securities	1,603	1,909	1,535
Asset-backed securities	483	—	—
FDIC-guaranteed financial institution debt	—	—	2,038
Total	$136,082	$134,492	$114,276

The Registrant did not hold investment securities from any one issuer at December 31, 2013, that were greater than 10% of the Registrant’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2013 and 2012, a schedule of maturities of securities as of December 31, 2013, and the weighted average yields of securities as of December 31, 2013.

(Dollars in thousands)

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31	at Dec. 31
	1 Year	5 Years	10 Years	10 Years	2013	2012

U.S. Government and federal agency	$13,010	$27,803	$2,909	$—	$43,722	$40,268
U.S. Treasury notes and bonds	—	7,224	—	—	7,224	7,398
State and municipal	8,956	24,786	28,331	2,702	64,775	64,678
Mortgage-backed securities	153	5,623	2,625	69	8,470	12,526
Corporate	2,231	6,584	—	—	8,815	6,712
Foreign debt securities	—	990	—	—	990	1,001
Asset-backed securities	483	—	—	—	483	—
Total debt securities	$24,833	$73,010	$33,865	$2,771	$134,479	$132,583

Equity securities (1)	—	—	—	1,603	1,603	1,909
	$24,833	$73,010	$33,865	$4,374	$136,082	$134,492

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.62%	1.18%	1.58%	—%	1.34%
State and municipal (2)	4.35	4.43	4.00	4.81	4.25
Foreign debt securities	—	1.10	—	—	1.10
Asset-backed securities	0.50	—	—	—	0.50
U.S. Treasury	—	0.78	—	—	0.78
Mortgage-backed securities	4.50	2.46	1.94	2.33	2.34
Corporate	1.96	1.56	—	—	1.66
Equity securities (1)	—	—	—	4.23	4.33

(1) Equity securities are preferred and common stock that may or may not have a stated maturity.

(2) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)

	2013	2012	2011	2010	2009
Agricultural	$37,048	$31,790	$38,929	$29,681	$31,322
Commercial and industrial	68,530	67,365	58,685	55,947	53,964
Consumer	19,931	19,367	18,657	16,709	16,285
Real estate - commercial	96,987	93,312	106,250	116,351	121,100
Real estate - construction	890	1,056	1,169	853	1,158
Real estate - residential	92,580	98,578	96,437	97,399	98,887
Total loans, gross	$315,966	$311,468	$320,127	316,940	$322,716

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2013. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2013.

(Dollars in thousands)

	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$9,720	$17,193	$10,135	$37,048
Commercial and industrial	14,843	41,853	11,834	68,530
Real estate - commercial	20,716	60,790	15,481	96,987
Real estate - construction	—	656	234	890
Totals	$45,279	$120,492	$37,684	$203,455

	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Sensitivity to Changes in Interest Rates
Loans with fixed interest rates	$16,593	$118,015	$37,684	$172,292
Loans with floating or adjustable interest rates	28,686	2,477	—	31,163
Totals	$45,279	$120,492	$37,684	$203,455

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)

	2013	2012	2011	2010	2009
Loans accounted for on a non-accrual basis	$3,123	$2,331	$4,155	$6,273	$11,881
Accruing loans which are contractually past due
90 days or more as to principal or interest payments	11	30	70	23	202
Loans defined as “troubled debt restructurings”	4,523	4,405	2,448	2,141	1,919
Totals	$7,657	$6,766	$6,673	$8,437	$14,002

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)

	2013	2012	2011	2010	2009
Interest on non-performing loans which would have
been earned had the loans been in an accrual or
performing status	$251	$183	$373	$492	$567
Interest on non-performing loans that was actually
recorded when received	$—	$—	$—	$2	$—

Potential Problem Loans

At December 31, 2013, there were $14 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $1.1 million from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2013. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2013, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note 3 to the Consolidated Financial Statements incorporated by reference in Item 8 of this report.

Other Interest-Bearing Assets

As of December 31, 2013, there were no other interest-bearing assets requiring disclosure.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2013	2012	2011	2010	2009

Balance at January 1	$5,852	$5,213	$4,729	$4,322	$3,600

Charge-offs:
Agricultural	88	—	45	—	—
Commercial and industrial	122	405	228	765	1,558
Consumer	351	338	361	444	535
Real estate - commercial	858	869	1,357	1,523	1,217
Real estate - construction	—	—	—	—	15
Real estate - residential	732	887	1,677	1,152	1,369
Total charge-offs	2,151	2,499	3,668	3,884	4,694

Recoveries:
Agricultural	6	5	10	—	—
Commercial and industrial	337	61	32	68	102
Consumer	175	214	217	230	246
Real estate - commercial	84	224	89	16	58
Real estate - construction	—	—	—	—	29
Real estate - residential	132	119	104	27	106
Total recoveries	734	623	452	341	541

Net charge-offs	1,417	1,876	3,216	3,543	4,153

Additions charged to operations (1)	300	2,515	3,700	3,950	4,875

Balance at December 31	$4,735	$5,852	$5,213	$4,729	$4,322

Ratio of net charge-offs during the period to average loans outstanding during the period	0.45%	0.61%	1.01%	1.12%	1.30%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31.

(Dollars in thousands)
	2013	2012	2011	2010	2009
Agricultural	$178	$140	$55	$181	$124
Commercial and industrial	562	381	609	641	735
Consumer	192	250	197	243	306
Real estate - commercial	1,842	2,596	2,299	1,729	1,546
Real estate - construction	12	15	34	2	3
Real estate - residential	1,626	1,923	1,847	1,554	1,590
Unallocated	323	547	172	379	18
Total allowance	$4,735	$5,852	$5,213	$4,729	$4,322

The increase in the allowance allocation to commercial and industrial loans was caused by an increase in loans rated 5, 6, or 7 from $1,359,000 as of December 31, 2012 to $1,697,000 as of December 31, 2013. The decrease in the allowance allocation to commercial real estate loans was due to a decrease in loans rated 5, 6, or 7 from $15,083,000 as of December 31, 2012 to $12,696,000 as of December 31, 2013. The decline in the allowance allocation to residential real estate loans occurred as a result of a reduction in historical charge-off levels in this loan category.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance is sufficient at December 31, 2013.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2013	2012	2011	2010	2009
Agricultural	12%	10%	12%	9%	10%
Commercial and industrial	22	22	18	18	17
Consumer	6	6	6	5	5
Real estate - commercial	31	30	33	37	37
Real estate - construction	—	—	1	—	—
Real estate - residential	29	32	30	31	31
Total allowance	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)

	2013		2012		2011
Noninterest-bearing demand	$93,853	—	$83,810	—	$72,707	—
Interest-bearing demand and money market deposits	132,053	0.20%	136,118	0.27%	124,575	0.43%
Savings	65,484	0.06%	50,252	0.12%	45,698	0.11%
Certificates of deposit	119,072	0.86%	138,805	1.20%	153,494	1.54%
Total	$410,462	0.32%	$408,985	0.51%	$396,474	0.74%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2013.

(Dollars in thousands)
Maturing in less than 3 months	$12,432
Maturing in 3 to 6 months	13,078
Maturing in 6 to 12 months	11,970
Maturing in more than 12 months	19,873
Total	$57,353

Short-Term Borrowings

Federal funds purchased by the Registrant are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2013	2012	2011
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$578	$97	$3
Average interest rate during the year	0.36%	0.14%	0.72%
Maximum month end balance during the year	$5,597	$—	$6,120

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Registrant and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2013	2012	2011
Outstanding balance at December 31	$26,033	$19,572	$16,869
Average interest rate at December 31	0.22%	0.25%	0.30%
Average balance during the year	$19,456	$19,289	$15,815
Average interest rate during the year	0.23%	0.27%	0.36%
Maximum month end balance during the year	$26,995	$22,984	$17,249

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Registrant. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 6 months to 9 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2013	2012	2011
Outstanding balance at December 31	$6,000	$—	$—
Average interest rate at December 31	0.40%	—%	—%
Average balance during the year	$7,415	$—	$1
Average interest rate during the year	0.60%	—%	0.49%
Maximum month end balance during the year	$12,409	$—	$—

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2013, 2012, or 2011.

Return on Equity and Assets

The following schedule presents the Registrant’s ratios for the years ended December 31:

	2013	2012	2011
Return on assets(net income divided by average total assets)	1.01%	0.85%	0.72%

Return on equity(net income dividend by average equity)	8.31%	7.17%	6.26%

Dividend payout ratio(dividends declared per share divided	34.93%	38.67%	44.92%
by net income per share)

Equity to assets ratio(average equity divided by average total assets)	12.21%	11.87%	11.53%

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

The financial markets have been experiencing volatility and disruption in recent periods. The impact of this situation, together with concerns regarding the financial strength of financial institutions, has led to distress in financial markets and issues relating to liquidity among financial institutions. As a result of concern about the stability of the financial markets generally, the resulting credit availability issues, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could have a material adverse effect on the Registrant’s ability to access capital and manage liquidity. There can be no assurance that the Registrant’s business, financial condition and results of operations will not be materially and adversely impacted by financial market volatility and disruptions. There can be no assurances that legislation or actions taken by government agencies for the purpose of stabilizing the financial markets will achieve their intended effects.

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

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations became effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and changes in the products and/or services that are currently being offered, which could be significant and could adversely impact the Registrant’s results of operations, financial condition or liquidity.

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

The offices of the Bank and Insurance Agency as of February 28, 2014, were as follows:

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

The Registrant operates its business at the main office of the Bank. The Registrant did not own any properties as of February 28, 2014. The Registrant, Bank and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Registrant’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2013, there are no significant pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial condition of the Registrant.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Stock Information” on pages 3 and 4 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated herein by reference.

On October 23, 2013, the Registrant issued 660 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $11,000. The Registrant relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with this sale.

ISSUER PURCHASES OF EQUITY SECURITIES

The Board of Directors authorized a repurchase plan on July 26, 2007 to buy back 100,000 shares. The Registrant did not purchase any of its own common stock during the quarter ended December 31, 2013. There were 96,388 shares that may yet be purchased under the plan as of December 31, 2013. There is no stated expiration date.

Item 6.	Selected Financial Data

The information under the caption “Selected Financial Data” on page 5 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including all subheadings, on pages 6 through 19, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information under the subheading “Liquidity and Interest Rate Risk” under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 19, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013, is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements, and Notes to Consolidated Financial Statements on pages 21 through 54, inclusive, of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and principal financial officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting on page 20 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013 is here incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2014, is incorporated herein by reference.

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

The information under the captions “Executive Compensation” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2014, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2014, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	38,625	$17.29	140,805
Equity compensation plans not approved
by security holders	—	—	26,800
Total	38,625	$17.29	167,605

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

Shareholders at the 2002 Annual Meeting approved the Employee Stock Purchase Plan. This Plan allows employees to purchase the Registrant’s common stock at up to a 15% discount from the average bid price for the Registrant’s common stock. Employees who elect to participate in the plan can purchase shares of the Registrant’s common stock on a quarterly basis. The Plan provides for a maximum of 55,126 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. Shareholders at the 2011 Annual Meeting approved an Amended and Restated Employee Stock Purchase Plan. The new plan made an additional 50,000 available for purchase providing a total of 105,126 shares under the plan. As of December 31, 2013, new issuances for up to 40,805 shares may be made under the plan.

Equity compensation plans not approved by security holders consist of the Directors’ Stock Purchase Plan. The Plan is designed to provide directors of the Registrant the option of receiving their fees in the Registrant’s stock. Directors who elect to participate in the Plan may elect to contribute to the Plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Registrant. Contributions to the Plan are made by the Registrant on behalf of each electing participant. Plan participants may terminate their participation in the Plan at any time by written notice of withdrawal to the Registrant. Participants will cease to be eligible to participate in the Plan when they cease to serve as directors of the Registrant. Shares are distributed to participants on a quarterly basis. The Plan provides for a maximum of 100,000 shares of the Registrant’s common stock, subject to adjustments for certain changes in the capital structure of the Registrant. New issuances for up to 26,800 shares may be made under this Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2014, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2014, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 27, 2014.

The consolidated financial statements, notes to consolidated financial statements and independent auditors’ report dated March 27, 2014 listed above are incorporated by reference in Item 8 of this report from the Registrant’s Annual Report to Shareholders for the year ended December 31, 2013.

(2)	Financial Statement Schedules. None.

(b)	Exhibits. The following exhibits are filed as part of this report:

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis.

10.1	Employment Agreement with James A. Bosserd. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2012. Here incorporated by reference.

10.2	Stock Incentive Plan of 2012. (1) Previously filed as an appendix to the Registrant’s definitive proxy statement filed with the commission on March 30, 2012. Here incorporated by reference.

10.3	Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.4	Directors’ Stock Purchase Plan. (1). Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1)

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1)

13	Annual Report to Shareholders for the year ended December 31, 2013.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm for fiscal years ended December 31, 2013, 2012, and 2011.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 27, 2014
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2014
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 27, 2014
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 27, 2014
Paul L. Johnson

*/s/ Jerome Arends	Director	March 27, 2014
Jerome Arends

*/s/ Frank G. Berris	Director	March 27, 2014
Frank G. Berris

*/s/ K. Timothy Bull	Director	March 27, 2014
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 27, 2014
William F. Cutler, Jr.

*/s/ Lewis G. Emmons	Director	March 27, 2014
Lewis G. Emmons

*/s/ Gary Gust	Director	March 27, 2014
Gary Gust

*/s/ Dennis C. Nelson	Director	March 27, 2014
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 27, 2014
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 27, 2014
Roxanne M. Page

*/s/ Jack Hendon	Director	March 27, 2014
Jack Hendon

*By /s/ Thomas L. Lampen
Attorney-in-Fact

