Form 10-Q
period 2014-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2014-05-13
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

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

Yes  ☐         No  ☒

As of April 30, 2014, the Registrant had outstanding 3,298,237 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$14,429	$20,479

Securities available for sale	143,252	136,082
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	728	931
Loans	320,477	315,966
Allowance for loan losses	(4,595)	(4,735)
Loans, net	315,882	311,231

Premises and equipment, net	11,947	11,995
Other real estate owned, net	548	508
Cash value of life insurance policies	10,340	10,269
Intangible assets, net	1,164	1,275
Goodwill	13,728	13,728
Other assets	4,581	4,327
	$520,349	$514,575
Liabilities
Deposits – noninterest-bearing	$107,996	$102,243
Deposits – interest-bearing	320,440	315,884
Total deposits	428,436	418,127

Repurchase agreements	20,306	26,033
Advances from Federal Home Loan Bank	6,385	6,392
Other liabilities	2,719	2,465
Total liabilities	457,846	453,017

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,297,673 at March 31, 2014 and 3,295,463 at December 31, 2013	46,635	46,595
Retained earnings	15,602	14,815
Accumulated other comprehensive income, net	266	148
Total shareholders’ equity	62,503	61,558
Total liabilities and shareholders’ equity	$520,349	$514,575

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$3,824	$4,004
Securities:
Taxable	482	463
Tax exempt	347	346
Other	3	3
Total interest income	4,656	4,816

Interest expense
Deposits	279	376
Advances from Federal Home Loan Bank	11	4
Other	13	9
Total interest expense	303	389

Net interest income	4,353	4,427
Provision for loan losses	100	300

Net interest income after provision for loan losses	4,253	4,127

Noninterest income
Customer service charges	859	838
Insurance and investment commissions	231	149
Gains on sales of loans	146	493
Gains on sales of securities	65	23
Losses on sales and write-downs of other assets	(1)	(69)
Earnings on life insurance policies	71	75
Other	200	187
Total noninterest income	1,571	1,696

Noninterest expense
Salaries and benefits	2,084	2,016
Occupancy and equipment	617	570
Data processing	511	500
Professional fees	197	158
Supplies and postage	113	144
Advertising and promotional	42	53
Intangible amortization	112	112
Loan and collection expense	26	111
FDIC insurance	80	95
Other	359	403
Total noninterest expense	4,141	4,162

Income before income tax	1,683	1,661
Income tax expense	435	426

Net income	$1,248	$1,235

Basic earnings per share	$0.38	$0.37
Diluted earnings per share	$0.38	$0.37
Dividends declared per share	$0.14	$0.13

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Net income	$1,248	$1,235

Other comprehensive income:
Unrealized holding gains on available for sale securities	243	158
Less: Reclassification adjustment for gain recognized in earnings	(65)	(23)
Net unrealized gain	178	135
Less tax effect	(60)	(46)
Other comprehensive income, net of tax	118	89

Comprehensive income	$1,366	$1,324

See accompanying notes to consolidated financial statements

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2013	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			1,235		1,235
Other comprehensive income				89	89
Shares issued	2,375	30			30
Change in ESOP repurchase obligation		(8)			(8)
Effect of employee stock purchases		3			3
Cash dividends declared ($0.13 per share)			(429)		(429)

Balance, March 31, 2013	3,300,456	$46,674	$12,307	$2,445	$61,426

Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			1,248		1,248
Other comprehensive income				118	118
Shares issued	2,210	32			32
Effect of employee stock purchases		3			3
Restricted stock units issued		5			5
Cash dividends declared ($0.14 per share)			(461)		(461)

Balance, March 31, 2014	3,297,673	$46,635	$15,602	$266	$62,503

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,248	$1,235
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	300
Depreciation	245	218
Amortization	381	427
Compensation expense on stock purchases and restricted stock units	8	3
Gains on sales of securities	(65)	(23)
Gains on sales of loans	(146)	(493)
Loans originated for sale	(4,107)	(14,677)
Proceeds from loan sales	4,444	13,550
Earnings on bank-owned life insurance	(71)	(75)
(Gains)/losses on sales of other real estate owned	2	(17)
Write-downs of other real estate owned	—	89
Proceeds from sales of other real estate owned	204	235
Deferred federal income tax benefit	(77)	(113)
Net changes in other assets	(148)	(217)
Net changes in other liabilities	134	364
Net cash from operating activities	2,152	806

Cash flows from investing activities:
Securities available for sale:
Sales	4,769	1,283
Maturities, prepayments and calls	2,016	5,597
Purchases	(13,940)	(6,192)
Loan originations and payments, net	(4,996)	(2,284)
Additions to premises and equipment	(197)	(350)
Net cash from investing activities	(12,348)	(1,946)

Cash flows from financing activities:
Net change in deposits	10,309	1,477
Net change in repurchase agreements	(5,727)	(1,219)
Proceeds from Federal Home Loan Bank advances	6,000	1,000
Payments on Federal Home Loan Bank advances	(6,007)	(1,007)
Issuance of common stock	32	30
Cash dividends	(461)	(429)
Net cash from financing activities	4,146	(148)

Net change in cash and cash equivalents	(6,050)	(1,288)
Beginning cash and cash equivalents	20,479	19,034

Ending cash and cash equivalents	$14,429	$17,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$307	$412
Loans transferred to other real estate owned	$246	$365

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, the Consolidated Statements of Income for the three-month periods ended March 31, 2014 and March 31, 2013, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2014 and March 31, 2013, the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2014 and March 31, 2013, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2014 and March 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Stock Transactions

A total of 885 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $15,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2014. A total of 1,136 shares were issued to employees for a cash price of $17,000 under the Employee Stock Purchase Plan for the quarter ended March 31, 2014. A total of 189 shares were issued upon the exercise of stock options in the first quarter of 2014.

Stock-Based Compensation

Effective July 1, 2013, ChoiceOne began granting Restricted Stock Units to a select group of employees under the Stock Incentive Plan of 2012. All of the Restricted Stock Units are initially unvested and vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 — SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2014
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$43,920	$95	$(417)	$43,598
U.S. Treasury	13,271	15	(125)	13,161
State and municipal	64,117	1,624	(786)	64,955
Mortgage-backed	10,438	60	(130)	10,368
Corporate	8,181	50	(39)	8,192
Foreign debt	1,000	—	(13)	987
Equity securities	1,707	10	(176)	1,541
Asset-backed securities	457	—	(7)	450
Total	$143,091	$1,854	$(1,693)	$143,252

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$44,059	$166	$(503)	$43,722
U.S. Treasury	7,285	17	(78)	7,224
State and municipal	64,215	1,622	(1,062)	64,775
Mortgage-backed	8,541	95	(166)	8,470
Corporate	8,805	61	(51)	8,815
Foreign debt	1,000	—	(10)	990
Equity securities	1,707	7	(111)	1,603
Asset-backed securities	486	—	(3)	483
Total	$136,098	$1,968	$(1,984)	$136,082

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2014. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 — LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended March 31, 2014
Beginning balance	$179	$562	$191	$1,842	$12	$1,626	$323	$4,735
Charge-offs	—	(1)	(53)	(185)	—	(90)	—	(329)
Recoveries	1	20	50	14	—	4	—	89
Provision	7	4	(1)	(7)	(5)	24	78	100
Ending balance	$187	$585	$187	$1,664	$7	$1,564	$401	$4,595

Individually evaluated for impairment	$29	$57	$2	$744	$—	$332	$—	$1,164

Collectively evaluated for impairment	$158	$528	$185	$920	$7	$1,232	$401	$3,431

Three Months Ended March 31, 2013
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	—	(21)	(97)	(98)	—	(164)	—	(380)
Recoveries	1	37	52	10	—	9	—	109
Provision	49	156	31	392	—	(216)	(112)	300
Ending balance	$190	$553	$236	$2,900	$15	$1,552	$435	$5,881

Individually evaluated for impairment	$26	$193	$10	$373	$—	$447	$—	$1,049

Collectively evaluated for impairment	$164	$360	$226	$2,527	$15	$1,105	$435	$4,832

Loans
March 31, 2014
Individually evaluated for impairment	$364	$444	$32	$4,602	$—	$2,913		$8,355
Collectively evaluated for impairment	30,986	74,505	19,984	95,644	958	90,045		312,122
Ending balance	$31,350	$74,949	$20,016	$100,246	$958	$92,958		$320,477

December 31, 2013
Individually evaluated for impairment	$452	$776	$37	$4,195	$—	$2,827		$8,287
Collectively evaluated for impairment	36,596	67,754	19,894	92,792	890	89,753		307,679
Ending balance	$37,048	$68,530	$19,931	$96,987	$890	$92,580		$315,966

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Risk ratings 1 and 2	$6,002	$8,339	$9,345	$7,333	$2,801	$3,000
Risk rating 3	19,806	23,036	51,954	46,943	58,038	53,681
Risk rating 4	4,379	4,330	11,810	12,557	27,589	27,610
Risk rating 5	799	1,193	1,332	1,025	6,659	6,813
Risk rating 6	364	150	448	608	4,827	5,818
Risk rating 7	—	—	60	64	332	65
	$31,350	$37,048	$74,949	$68,530	$100,246	$96,987

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2014	2013	2014	2013	2014	2013
Performing	$19,988	$19,900	$958	$890	$90,090	$89,959
Nonperforming	28	31	—	—	2,868	2,621
	$20,016	$19,931	$958	$890	$92,958	$92,580

The following schedule provides information on loans that were considered TDRs that were modified during the three months ended March 31, 2014 and March 31, 2013:

	March 31, 2014			March 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	3	$440	$448	—	$—	$—
Residential real estate	1	89	90	—	—	—
	4	$529	$538	—	$—	$—

The following schedule provides information on TDRs as of March 31, 2014 and 2013 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2014 and March 31, 2013 that had been modified during the year prior to the default:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	—	$—	1	$118
Commercial real estate	3	680	1	65
	3	$680	2	$183

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

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2014
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	61	132	—
Consumer	—	—	—
Commercial real estate	432	503	—
Residential real estate	603	722	—
Subtotal	1,096	1,357	—
With an allowance recorded
Agricultural	364	368	29
Commercial and industrial	383	394	57
Consumer	32	32	2
Commercial real estate	4,170	4,922	744
Residential real estate	2,310	2,312	332
Subtotal	7,259	8,028	1,164
Total
Agricultural	364	368	29
Commercial and industrial	444	526	57
Consumer	32	32	2
Commercial real estate	4,602	5,425	744
Residential real estate	2,913	3,034	332
Total	$8,355	$9,385	$1,164

December 31, 2013
With no related allowance recorded
Agricultural	$452	$455	$—
Commercial and industrial	229	300	—
Consumer	2	3	—
Commercial real estate	782	843	—
Residential real estate	891	1,128	—
Subtotal	2,356	2,729	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	547	554	53
Consumer	35	35	3
Commercial real estate	3,413	3,997	699
Residential real estate	1,936	1,936	308
Subtotal	5,931	6,522	1,063
Total
Agricultural	452	455	—
Commercial and industrial	776	854	53
Consumer	37	38	3
Commercial real estate	4,195	4,840	699
Residential real estate	2,827	3,064	308
Total	$8,287	$9,251	$1,063

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2014 and 2013:

(Dollars in thousands)	Average Recorded	Interest Income
	Investment	Recognized
March 31, 2014
With no related allowance recorded
Agricultural	$226	$—
Commercial and industrial	145	—
Consumer	1	—
Commercial real estate	607	5
Residential real estate	747	5
Subtotal	1,726	10
With an allowance recorded
Agricultural	182	1
Commercial and industrial	465	1
Consumer	33	1
Commercial real estate	3,792	31
Residential real estate	2,123	23
Subtotal	6,595	57
Total
Agricultural	408	1
Commercial and industrial	610	1
Consumer	34	1
Commercial real estate	4,399	36
Residential real estate	2,870	28
Total	$8,321	$67

March 31, 2013
With no related allowance recorded
Agricultural	$284	$7
Commercial and industrial	49	—
Consumer	3	1
Commercial real estate	612	—
Residential real estate	167	2
Subtotal	1,115	10
With an allowance recorded
Agricultural	83	1
Commercial and industrial	192	1
Consumer	48	1
Commercial real estate	3,435	52
Residential real estate	2,237	23
Subtotal	5,995	78
Total
Agricultural	367	8
Commercial and industrial	241	1
Consumer	51	2
Commercial real estate	4,047	52
Residential real estate	2,404	25
Total	$7,110	$88

An aging analysis of loans by loan category follows:

(Dollars in thousands)	30 to 59	60 to 89	Greater Than 90		Loans Not	Total	90 Days Past Due and
	Days	Days	Days (1)	Total	Past Due	Loans	Accruing
March 31, 2014
Agricultural	$277	$—	$276	$553	$30,797	$31,350	$—
Commercial and industrial	69	52	60	181	74,768	74,949	—
Consumer	48	16	—	64	19,952	20,016	—
Commercial real estate	742	—	384	1,126	99,120	100,246	—
Construction real estate	—	—	—	—	958	958	—
Residential real estate	1,019	131	572	1,722	91,236	92,958	167
	$2,155	$199	$1,292	$3,646	$316,831	$320,477	$167

December 31, 2013
Agricultural	$9	$1	$428	$438	$36,610	$37,048	$—
Commercial and industrial	93	352	73	518	68,012	68,530	—
Consumer	60	7	—	67	19,864	19,931	—
Commercial real estate	901	884	242	2,027	94,960	96,987	—
Construction real estate	—	—	—	—	890	890	—
Residential real estate	673	186	167	1,026	91,554	92,580	11
	$1,736	$1,430	$910	$4,076	$311,890	$315,966	$11

(1)  Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)

	March 31,	December 31,
	2014	2013
Agricultural	$300	$452
Commercial and industrial	431	372
Consumer	—	2
Commercial real estate	2,875	1,606
Residential real estate	927	691
	$4,533	$3,123

NOTE 4 — EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2014	2013
Basic Earnings Per Share
Net income available to common shareholders	$1,248	$1,235

Weighted average common shares outstanding	3,296,350	3,298,910

Basic earnings per share	$0.38	$0.37

Diluted Earnings Per Share
Net income available to common shareholders	$1,248	$1,235

Weighted average common shares outstanding	3,296,350	3,298,910
Plus dilutive stock options and restricted stock units	6,458	1,285

Weighted average common shares outstanding and potentially dilutive shares	3,302,808	3,300,195

Diluted earnings per share	$0.38	$0.37

There were 28,625 stock options as of both March 31, 2014 and March 31, 2013 that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2014 and March 31, 2013. These stock options have been excluded from the calculation above.

NOTE 5 — FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2014
Assets:
Cash and due from banks	$14,429	$14,429	$14,429	$—	$—
Securities available for sale	143,252	143,252	217	131,911	11,124
Federal Home Loan Bank and Federal Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	728	755	—	755	—
Loans, net	315,882	317,626	—	—	317,626

Liabilities:
Noninterest-bearing deposits	107,996	107,996	—	107,996	—
Interest-bearing deposits	320,440	320,709	—	320,709	—
Repurchase agreements	20,306	20,306	—	20,306	—
Federal Home Loan Bank advances	6,385	6,385	—	6,385	—

December 31, 2013
Assets:
Cash and due from banks	$20,479	$20,479	$20,479	$—	$—
Securities available for sale	136,082	136,082	214	124,540	11,328
Federal Home Loan Bank and Federal Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	931	957	—	957	—
Loans, net	311,231	313,659	—	—	313,659

Liabilities:
Noninterest-bearing deposits	102,243	102,243	—	102,243	—
Interest-bearing deposits	315,884	316,222	—	316,222	—
Repurchase agreements	26,033	26,033	—	26,033	—
Federal Home Loan Bank advances	6,392	6,428	—	6,428	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2014 and December 31, 2013 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at March 31, 2014 and December 31, 2013 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6 — FAIR VALUE MEASUREMENTS

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

There were no liabilities measured at fair value as of March 31, 2014 or December 31, 2013. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for Sale – March 31, 2014
U.S. Treasury notes and bonds	$—	$13,161	$—	$13,161
U.S. Government and federal agency	—	43,598	—	43,598
State and municipal	—	55,553	9,402	64,955
Mortgage-backed	—	10,368	—	10,368
Corporate	—	7,794	398	8,192
Foreign debt	—	987	—	987
Equity securities	217	—	1,324	1,541
Asset backed securities	—	450	—	450
Total	$217	$131,911	$11,124	$143,252

Investment Securities, Available for Sale - December 31, 2013
U.S. Treasury notes and bonds	$—	$7,224	$—	$7,224
U.S. Government and federal agency	—	43,722	—	43,722
State and municipal	—	55,234	9,541	64,775
Mortgage-backed	—	8,470	—	8,470
Corporate	—	8,417	398	8,815
Foreign debt	—	990		990
Equity securities	214	—	1,389	1,603
Asset backed securities	—	483	—	483
Total	$214	$124,540	$11,328	$136,082

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2014	2013
Investment Securities, Available for Sale
Balance, January 1	$11,328	$2,599
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	(261)	132
Net purchases, sales, calls, and maturities	(17)	(6)
Net transfers into Level 3	74	—
Balance, March 31	$11,124	$2,725

Of the Level 3 assets that were held by the Bank at March 31, 2014, the net unrealized loss for the three months ended March 31, 2014 was $204,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no purchases or sales of level 3 securities during the first quarter of 2014 or 2013.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balance at Dates	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2014	$8,355	$—	$—	$8,355
December 31, 2013	$8,287	$—	$—	$8,287

Other Real Estate
March 31, 2014	$548	$—	$—	$548
December 31, 2013	$508	$—	$—	$508

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2014 was $1,248,000, which represented an increase of $13,000 or 1% compared to the same period in 2013. Decreases in net interest income and noninterest income were offset by a decrease in the provision for loan losses and noninterest expense for the first quarter of 2014 compared to the first quarter of 2013. An increase in the provision for loan losses was partially offset by a decrease in noninterest expense in the first quarter of 2014 compared to the fourth quarter in 2013. Basic and diluted earnings per common share were $0.38 for the first quarter of 2014 compared to $0.37 for the same period in 2013. The return on average assets and return on average shareholders’ equity percentages were 0.97% and 8.13%, respectively, for the first quarter of 2014, compared to 0.98% and 8.10%, respectively, for the same period in 2013.

Dividends

Cash dividends of $461,000 or $0.14 per share were declared in the first quarter of 2014, compared to $429,000 or $0.13 per share in the first quarter of 2013. The cash dividend payout percentage was 37% for the first three months of 2014, compared to 35% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2014 and 2013. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Three Months Ended March 31,
	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$318,646	$3,828	4.81%	$311,724	$4,008	5.14%
Taxable securities (2) (3)	97,710	482	1.97	92,499	463	2.00
Nontaxable securities (1) (2)	43,611	525	4.82	41,468	522	5.04
Other	4,246	2	0.19	4,729	2	0.17
Interest-earning assets	464,213	4,837	4.17	450,420	4,995	4.43
Noninterest-earning assets	49,615			52,950
Total assets	$513,828			$503,370

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$141,112	64	0.18%	$133,236	69	0.21%
Savings deposits	66,201	10	0.06	65,271	11	0.07
Certificates of deposit	110,646	205	0.74	128,248	296	0.92
Advances from Federal Home Loan Bank	7,889	11	0.56	418	4	3.83
Other	21,204	13	0.23	17,196	9	0.21
Interest-bearing liabilities	347,052	303	0.35	344,369	389	0.45
Noninterest-bearing demand deposits	101,605			94,297
Other noninterest-bearing liabilities	3,854			3,688
Total liabilities	452,511			442,354
Shareholders’ equity	61,317			61,016
Total liabilities and shareholders’ equity	$513,828			$503,370

Net interest income (tax-equivalent basis)-interest spread		4,534	3.82%		4,606	3.98%
Tax-equivalent adjustment (1)		(182)			(179)
Net interest income		$4,352			$4,427
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.91%			4.09%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Three Months Ended March 31,
	2014 Over 2013
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(180)	$486	$(666)
Taxable securities	19	58	(39)
Nontaxable securities (2)	3	100	(97)
Other	—	(1)	1
Net Change in tax-equivalent interest income	(158)	643	(801)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(5)	20	(25)
Savings deposits	(1)	1	(2)
Certificates of deposit	(91)	(37)	(54)
Advances from Federal Home Loan Bank	7	33	(26)
Other	4	3	1
Net change in interest expense	(86)	20	(106)
Net change in tax-equivalent net interest income	$(72)	$623	$(695)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $182,000 and $179,000 for the three months ended March 31, 2014 and 2013, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $72,000 in the first three months of 2014 compared to the same period in 2013. The combination of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities, which caused net interest income to increase $623,000 in the first quarter of 2014 compared to the same quarter in the prior year. A reduction of 16 basis points in the net interest spread from 3.98% in the first quarter of 2013 to 3.82% in the same quarter in 2014, resulted in a $695,000 decrease in net interest income.

The average balance of loans increased $6.9 million in the first quarter of 2014 compared to the same period in 2013. Average commercial and industrial and commercial real estate loans were $14.2 million higher, which was partially offset by a $1.2 million decrease in the average balance of consumer loans and a $6.1 million decrease in average residential mortgage loans in the first quarter of 2014 compared to the same quarter in the prior year. The increase in the average loans balance was offset by a 33 basis point decrease in the average rate earned. This caused tax-equivalent interest income from loans to decline $180,000 in the first quarter of 2014 compared to the same period in the prior year. The average balance of total securities grew $7.4 million in the first three months of 2014 compared to the same period in 2013. Additional securities were purchased in 2013 and in the first quarter of 2014 to provide added liquidity and to provide earning asset growth. The growth in securities, partially offset by the effect of lower interest rates earned, caused interest income to increase $22,000 in the first quarter of 2014 compared to the same quarter in 2013.

The average balance of interest-bearing demand deposits increased $7.9 million in the first three months of 2014 compared to the same period in 2013. The effect of the higher average balance was offset by a 3 basis point decline in the average rate paid, which caused interest expense to decrease $5,000 in the first quarter of 2014 compared to the same quarter in 2013. The average balance of savings deposits increased $930,000 in the first quarter of 2014 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by a 1 basis point drop in the average rate paid, resulting in a decrease in interest expense of $1,000 in the first three months of 2014 compared to the same period in 2013. The average balance of certificates of deposit was down $17.6 million in the first quarter of 2014 compared to the same period in 2013. The average balance of local certificates was $16.1 million lower while the average balance of nonlocal certificates was $1.5 million lower in the first quarter of 2014 than in the same period in 2013. The decline in certificates of deposit plus an 18 basis point reduction in the average rate paid on certificates caused interest expense to fall $91,000 in the first quarter of 2014 compared to the same period in 2013. A combination of a $7.5 million increase in the average balance of Federal Home Loan Bank advances partially offset by a 327 basis point decrease in the average rate paid caused interest expense to increase $7,000 in the first quarter of 2014 compared to the same quarter in 2013. An increase of $4.0 million in the average balance of other interest-bearing liabilities in the first quarter of 2014 compared to the first quarter of 2013, plus the effect of a 2 basis point increase in the average rate paid caused a $4,000 increase in interest expense.

ChoiceOne’s net interest income spread was 3.82% in the first quarter of 2014, compared to 3.98% for the first quarter of 2013. The decline in the interest spread was due to a 26 basis point decrease in the average rate earned on interest earning assets in the first quarter of 2014 compared to the same quarter in 2013, which was partially offset by a 10 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2013 and the first quarter of 2014. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2013 and the first quarter of 2014.

Provision and Allowance for Loan Losses

Total loans increased $4.5 million since the end of 2013, while the allowance for loan losses declined $140,000 from December 31, 2013 to March 31, 2014. The provision for loan losses was $100,000 in the first quarter of 2014 compared to $300,000 in the same period in 2013. The reduction in the provision for loan losses was due to a lower level of net charge-offs in the first three months of 2014 than in the same period in 2013 and to improvements in historical charge-off levels. Nonperforming loans were $8.1 million as of March 31, 2014, compared to $7.7 million as of December 31, 2013. The increase in nonperforming loans in the first quarter of 2014 was comprised primarily of an increase of $247,000 in residential real estate loans and an increase of $258,000 in commercial real estate loans, offset partially by a reduction of $152,000 in agricultural loans. The allowance for loan losses was 1.43% of total loans at March 31, 2014, compared to 1.50% at December 31, 2013 and 1.88% at March 31, 2013.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2014		2013
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$1	$—	$1
Commercial and industrial	1	20	21	37
Consumer	53	50	97	52
Real estate, commercial	185	14	98	10
Real estate, residential	90	4	164	9
	$329	$89	$380	$109

Net charge-offs in the first quarter of 2014 were $240,000 compared to $271,000 in the first quarter of 2013. Net charge-offs on an annualized basis as a percentage of average loans were 0.30% in the first three months of 2014 compared to 0.35% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2014, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income decreased $125,000 in the first quarter of 2014 compared to the same period in 2013. An increase in customer service charges of $21,000 in the first quarter of 2014 compared to the same period in the prior year was due to additional income from debit card activity. Insurance and investment commissions increased $82,000 in the first quarter of 2014 compared to the same period in 2013. Gains on loan sales decreased $347,000 in the first quarter of 2014 compared to the same period in 2013. Residential mortgage refinancing activity has slowed and the harsh winter slowed the housing market in the first quarter, contributing to the decrease. An increase of $42,000 in the first quarter of 2014 in gains on sales of securities when compared to the same period in 2013 resulted from higher sales activity and lower rates in the first three months of 2014 than in the same period of the prior year. A decrease of $68,000 in the first quarter of 2014 in losses on sales and write-downs of other assets when compared to the same periods in 2013 resulted from less write-downs of foreclosed properties with less properties in other real estate (“ORE”).

Noninterest Expense

Total noninterest expense decreased $21,000 in the first quarter of 2014 compared to the same period in 2013. The increase of $68,000 in salaries and benefits in the first quarter of 2014 compared to the same period in 2013 resulted from higher salaries and health insurance costs. Occupancy and equipment expense increased $47,000 during the first three months of 2014 compared to the same period in 2013 due to maintenance costs associated with the hard winter and miscellaneous small equipment purchases for our information technology group in the first quarter of 2014. Professional fees increased $39,000 in the first quarter of 2014 compared to the same period in 2013. The $85,000 decrease in loan and collection expense in the first quarter of 2014 compared to the same period in 2013 was due to a lower level of ORE properties.

Income Tax Expense

Income tax expense was $435,000 in the first quarter of 2014 compared to $426,000 for the same period in 2013. The effective tax rate was 25.9% for 2014 and 25.6% for 2013. The increase in the effective tax rate in 2014 compared to 2013 was due to a lower percentage of nontaxable income from municipal securities.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $7.2 million from December 31, 2013 to March 31, 2014. The increase in the securities portfolio was due to growth in deposits in the first three months of 2014. Various securities totaling $13.9 million were purchased in the first three months of 2014 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $1.6 million in various securities were called or matured since the end of 2013. Principal repayments on securities totaled $406,000 million in the first three months of 2014. Approximately $4.7 million of securities were sold in the first three months of 2014 for a net gain of $65,000.

Loans

The loan portfolio (excluding loans held for sale) increased $4.5 million from December 31, 2013 to March 31, 2014. Commercial and industrial loans increased $6.4 million in the first quarter of 2014 and commercial real estate loans increased $3.3 million during the same period. Agricultural loans decreased $5.7 million in the first quarter of 2014 and mortgage loans held for sale decreased $203,000 during the same period. The other loan categories experienced growth to a lesser extent or declines in the same time period.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $8.4 million at March 31, 2014 and $8.3 million as of December 31, 2013. The balance of commercial real estate loans classified as impaired has grown $407,000 and the balance of commercial and industrial loans classified as impaired has decreased $332,000 since the end of 2013.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)
	March 31,	December 31,
	2014	2013
Loans accounted for on a nonaccrual basis	$4,533	$3,123
Accruing loans contractually past due 90 days or more as to principal or interest payments	167	11
Loans considered troubled debt restructurings	3,380	4,523
Total	$8,080	$7,657

At March 31, 2014, nonaccrual loans included $2.9 million in commercial real estate loans, $927,000 in residential real estate loans, $431,000 in commercial and industrial loans, and $300,000 in agricultural loans. At December 31, 2013, nonaccrual loans included $1.6 million in commercial real estate loans, $691,000 in residential real estate loans, $372,000 in commercial and industrial loans, $452,000 in agricultural loans, and $2,000 in consumer loans. The increase in nonaccrual loans was due to the deterioration of certain credits. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2014; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Other Real Estate Owned

The balance of other real estate owned (“OREO”) increased $40,000 in the first quarter of 2014. Residential real estate loans totaling $246,000 were transferred into OREO during the first three months of 2014 while sales of properties or payments upon them or write-downs of the value of other real estate properties were $206,000 for the same time period. Management believes there may be transfers from loans into OREO during the remainder of 2014. The OREO balance may also be affected by troubled debt restructurings in future quarters as loans can be restructured as an alternative to foreclosure. Management is continuing to work with borrowers in an attempt to mitigate potential losses for ChoiceOne.

Deposits and Borrowings

Total deposits increased $10.3 million in the first quarter of 2014. Checking and savings deposits increased $14.2 million, while local certificates of deposit decreased $3.9 million in the first three months of 2014.

A decrease of $5.7 million in repurchase agreements in the first three months of 2014 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances were flat in the first quarter of 2014.

Shareholders’ Equity

Total shareholders’ equity increased $945,000 from December 31, 2013 to March 31, 2014. Growth in equity resulted from current year’s net income, increases in accumulated other comprehensive income and proceeds from the issuance of ChoiceOne stock, offset by cash dividends paid. The $118,000 increase in accumulated other comprehensive income since the end of 2013 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in mid- and short-term rates in the first quarter of 2014, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)	Leverage	Tier 1	Total Risk-Based
	Capital	Capital	Capital
Capital balances at March 31, 2014	$45,879	$45,879	$50,010
Required regulatory capital to be considered “well capitalized”	24,864	21,004	35,006
Capital in excess of “well capitalized” minimum	21,015	24,875	15,004
Capital ratios at March 31, 2014	9.23%	13.11%	14.29%
Regulatory capital ratios - minimum requirement to be considered “well capitalized”	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2014 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $2.2 million for the three months ended March 31, 2014 compared to $806,000 provided in the same period a year ago. Lower proceeds from loan sales were mostly offset by lower loans originated for sale. A lower provision for loan losses in 2014, zero write-downs of OREO properties, and lower gains on sales of loans also affected operating activities. Net cash used in investing activities was $12.3 million for the first three months of 2014 compared to $1.9 million in the same period in 2013. The change was due to a higher level of purchases of securities available for sale and higher net loan originations, which was offset by a higher level of security sales. Net cash from financing activities was $4.1 million in the three months ended March 31, 2014 compared to net cash used of $148,000 in the same period in the prior year. A large increase in deposits in 2014 partially offset by a reduction in repurchase agreements in 2014 caused the change.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne’s risk factors, as compared to the information disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2014 the Registrant issued 885 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the first quarter of 2014. As of March 31, 2014, there are 84,920 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 13, 2014	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2014	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

