Form 10-Q
period 2014-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2014-08-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 31, 2014, the Registrant had outstanding 3,300,238 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$20,741	$20,479

Securities available for sale	139,354	136,082
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	1,323	931
Loans	329,694	315,966
Allowance for loan losses	(4,656)	(4,735)
Loans, net	325,038	311,231

Premises and equipment, net	11,917	11,995
Other real estate owned, net	349	508
Cash value of life insurance policies	10,412	10,269
Intangible assets, net	1,051	1,275
Goodwill	13,728	13,728
Other assets	4,259	4,327
	$531,922	$514,575
Liabilities
Deposits – noninterest-bearing	$119,754	$102,243
Deposits – interest-bearing	308,015	315,884
Total deposits	427,769	418,127

Repurchase agreements	22,361	26,033
Advances from Federal Home Loan Bank	14,378	6,392
Other liabilities	3,417	2,465
Total liabilities	467,925	453,017

Shareholders' Equity

Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value; shares authorized: 7,000,000;
shares outstanding: 3,300,238 at June 30, 2014 and 3,295,463 at December 31, 2013	46,679	46,595
Retained earnings	16,444	14,815
Accumulated other comprehensive income, net	874	148
Total shareholders’ equity	63,997	61,558
Total liabilities and shareholders’ equity	$531,922	$514,575

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$3,940	$4,004	$7,764	$8,008
Securities:
Taxable	454	454	936	917
Tax exempt	343	347	690	693
Other	1	2	4	5
Total interest income	4,738	4,807	9,394	9,623

Interest expense
Deposits	262	338	541	714
Advances from Federal Home Loan Bank	15	11	26	15
Other	12	10	24	19
Total interest expense	289	359	591	748

Net interest income	4,449	4,448	8,803	8,875
Provision for loan losses	—	—	100	300

Net interest income after provision for loan losses	4,449	4,448	8,703	8,575

Noninterest income
Customer service charges	963	934	1,822	1,772
Insurance and investment commissions	206	194	437	343
Gains on sales of loans	304	481	450	974
Gains on sales of securities	27	53	92	76
Losses on sales and write-downs of other assets	(110)	(231)	(111)	(300)
Earnings on life insurance policies	73	75	143	150
Other	119	126	235	267
Total noninterest income	1,582	1,632	3,068	3,282

Noninterest expense
Salaries and benefits	2,076	2,101	4,160	4,117
Occupancy and equipment	596	592	1,213	1,162
Data processing	461	452	887	906
Professional fees	236	234	433	392
Supplies and postage	105	100	218	244
Advertising and promotional	93	59	135	112
Intangible amortization	112	112	224	224
Loan and collection expense	40	66	66	177
FDIC insurance	91	84	171	179
Other	403	481	763	884
Total noninterest expense	4,213	4,281	8,270	8,397

Income before income tax	1,818	1,799	3,501	3,460
Income tax expense	481	487	916	913

Net income	$1,337	$1,312	$2,585	$2,547

Basic earnings per share	$0.40	$0.40	$0.78	$0.77
Diluted earnings per share	$0.40	$0.40	$0.78	$0.77
Dividends declared per share	$0.15	$0.13	$0.29	$0.26

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$1,337	$1,312	$2,585	$2,547

Other comprehensive income:
Unrealized holding gains/(losses) on available for sale securities	948	(2,435)	1,190	(2,277)
Less: Reclassification adjustment for gain recognized in earnings	(27)	(53)	(92)	(76)
Net unrealized gain/(loss)	921	(2,488)	1,098	(2,353)
Tax (expense)/benefit	(313)	846	(372)	800
Other comprehensive income/(loss), net of tax	608	(1,642)	726	(1,553)

Comprehensive income/(loss)	$1,945	$(330)	$3,311	$994

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2013	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			2,547		2,547
Other comprehensive loss				(1,553)	(1,553)
Shares repurchased	(7,468)	(125)			(125)
Shares issued	5,311	76			76
Change in ESOP repurchase obligation		(13)			(13)
Effect of employee stock purchases		6			6
Cash dividends declared ($0.26 per share)			(858)		(858)
Balance, June 30, 2013	3,295,924	$46,593	$13,190	$803	$60,586

Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			2,585		2,585
Other comprehensive income				726	726
Shares issued	4,775	75			75
Change in ESOP repurchase obligation		(8)			(8)
Effect of employee stock purchases		6			6
Restricted stock units issued		11			11
Cash dividends declared ($0.29 per share)			(956)		(956)
Balance, June 30, 2014	3,300,238	$46,679	$16,444	$874	$63,997

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,585	$2,547
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	300
Depreciation	499	449
Amortization	776	842
Compensation expense on stock purchases and restricted stock units	17	6
Gains on sales of securities	(92)	(76)
Gains on sales of loans	(450)	(974)
Loans originated for sale	(12,722)	(25,337)
Proceeds from loan sales	12,739	26,508
Earnings on bank-owned life insurance	(143)	(150)
(Gains)/losses on sales of other real estate owned	(14)	24
Write-downs of other real estate owned	125	277
Proceeds from sales of other real estate owned	432	554
Deferred federal income tax (benefit)/expense	(119)	242
Net changes in other assets	18	881
Net changes in other liabilities	689	(519)
Net cash from operating activities	4,440	5,574

Cash flows from investing activities:
Securities available for sale:
Sales	10,829	2,344
Maturities, prepayments and calls	6,349	13,612
Purchases	(19,719)	(15,454)
Loan originations and payments, net	(14,291)	(5,064)
Additions to premises and equipment	(421)	(622)
Net cash from investing activities	(17,253)	(5,184)

Cash flows from financing activities:
Net change in deposits	9,642	(19,761)
Net change in repurchase agreements	(3,672)	(2,280)
Net change in federal funds purchased	—	1,879
Proceeds from Federal Home Loan Bank advances	25,000	13,000
Payments on Federal Home Loan Bank advances	(17,014)	(1,014)
Issuance of common stock	75	76
Repurchase of common stock	—	(125)
Cash dividends	(956)	(858)
Net cash from financing activities	13,075	(9,083)

Net change in cash and cash equivalents	262	(8,693)
Beginning cash and cash equivalents	20,479	19,034

Ending cash and cash equivalents	$20,741	$10,341

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$200	$975
Cash paid for interest	$599	$778
Loans transferred to other real estate owned	$384	$409

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2014 and June 30, 2013, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2014 and June 30, 2013, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2014 and June 30, 2013, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2014 and June 30, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Stock Transactions

A total of 2,270 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $40,000 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2014. A total of 2,315 shares were issued to employees for a cash price of $35,000 under the Employee Stock Purchase Plan in the first half of 2014. A total of 190 shares were issued upon the exercise of stock options in the first two quarters of 2014.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2014
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$41,811	$116	$(277)	$41,650
U.S. Treasury	13,251	15	(76)	13,190
State and municipal	63,288	1,776	(492)	64,572
Mortgage-backed	9,878	63	(79)	9,862
Corporate	6,910	37	(22)	6,925
Foreign debt	1,000	—	(7)	993
Equity securities	1,707	34	—	1,741
Asset-backed securities	427	—	(6)	421
Total	$138,272	$2,041	$(959)	$139,354

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$44,059	$166	$(503)	$43,722
U.S. Treasury	7,285	17	(78)	7,224
State and municipal	64,215	1,622	(1,062)	64,775
Mortgage-backed	8,541	95	(166)	8,470
Corporate	8,805	61	(51)	8,815
Foreign debt	1,000	—	(10)	990
Equity securities	1,707	7	(111)	1,603
Asset-backed securities	486	—	(3)	483
Total	$136,098	$1,968	$(1,984)	$136,082

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded during the six months ended June 30, 2014. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total

Allowance for Loan Losses
Three Months Ended June 30, 2014
Beginning balance	$187	$586	$187	$1,664	$7	$1,563	$402	$4,596
Charge-offs	—	—	(64)	—	—	(20)	—	(84)
Recoveries	4	18	57	38	—	27	—	144
Provision	(11)	44	15	70	(2)	(301)	185	—
Ending balance	$180	$648	$195	$1,772	$5	$1,269	$587	$4,656

Six Months Ended June 30, 2014
Beginning balance	$179	$562	$192	$1,842	$12	$1,625	$323	$4,735
Charge-offs	—	—	(117)	(185)	—	(110)	—	(412)
Recoveries	5	38	107	52	—	31	—	233
Provision	(4)	48	13	63	(7)	(277)	264	100
Ending balance	$180	$648	$195	$1,772	$5	$1,269	$587	$4,656

Individually evaluated for impairment	$20	$38	$4	$836	$—	$254	$—	$1,152

Collectively evaluated for impairment	$160	$610	$191	$936	$5	$1,015	$587	$3,504

Three Months Ended June 30, 2013
Beginning balance	$190	$553	$236	$2,900	$15	$1,552	$435	$5,881
Charge-offs	—	(28)	(87)	(68)	—	(119)	—	(302)
Recoveries	1	202	52	21	—	9	—	285
Provision	(51)	83	14	(403)	5	229	123	—
Ending balance	$140	$810	$215	$2,450	$20	$1,671	$558	$5,864

Six Months Ended June 30, 2013
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	—	(49)	(184)	(166)	—	(283)	—	(682)
Recoveries	2	239	104	31	—	18	—	394
Provision	(2)	239	45	(11)	5	13	11	300
Ending balance	$140	$810	$215	$2,450	$20	$1,671	$558	$5,864

Individually evaluated for impairment	$23	$280	$6	$817	$—	$315	$—	$1,441

Collectively evaluated for impairment	$117	$530	$209	$1,633	$20	$1,356	$558	$4,423

Loans
June 30, 2014
Individually evaluated for impairment	$224	$451	$31	$3,941	$—	$2,605		$7,252
Collectively evaluated for impairment	31,871	82,569	20,552	97,293	1,380	88,777		322,442
Ending balance	$32,095	$83,020	$20,583	$101,234	$1,380	$91,382		$329,694

December 31, 2013
Individually evaluated for impairment	$452	$776	$37	$4,195	$—	$2,827		$8,287
Collectively evaluated for impairment	36,596	67,754	19,894	92,792	890	89,753		307,679
Ending balance	$37,048	$68,530	$19,931	$96,987	$890	$92,580		$315,966

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Risk ratings 1 and 2	$6,035	$8,339	$8,939	$7,333	$2,689	$3,000
Risk rating 3	19,889	23,036	59,204	46,943	59,324	53,681
Risk rating 4	5,324	4,330	13,069	12,557	27,310	27,610
Risk rating 5	783	1,193	1,293	1,025	7,040	6,813
Risk rating 6	64	150	454	608	4,753	5,818
Risk rating 7	—	—	61	64	118	65
	$32,095	$37,048	$83,020	$68,530	$101,234	$96,987

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2014	2013	2014	2013	2014	2013
Performing	$20,555	$19,900	$1,380	$890	$88,877	$89,959
Nonperforming	28	31	—	—	2,505	2,621
	$20,583	$19,931	$1,380	$890	$91,382	$92,580

There were no loans that were considered TDR’s as of June 30, 2013 that were modified during the second quarter or first six months of 2013. The following schedule provides information on loans that were considered TDRs that were modified during the three- and six-months periods ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded	Number of	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	—	$—	$—	3	$436	$440
Residential real estate	—	—	—	1	89	89
	—	$—	$—	4	$525	$529

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

The following schedule provides information on TDRs as of June 30, 2014 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and six months ended June 30, 2014 that had been modified during the year prior to the default:

	Three Months Ended		Six Months Ended
	June 30, 2014		June 30, 2014
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	1	$217	1	$217
Commercial real estate	1	429	2	464
Residential real estate	1	61	1	61
	3	$707	4	$742

The following schedule provides information on TDRs as of June 30, 2013 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and six months ended June 30, 2013 that had been modified during the year prior to the default:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	—	$—	1	$70
Commercial and industrial	1	88	1	88
Commercial real estate	1	138	1	138
Consumer	—	—	1	31
	2	$226	4	$327

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2014
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	68	110	—
Consumer	—	—	—
Commercial real estate	121	192	—
Residential real estate	233	279	—
Subtotal	422	581	—
With an allowance recorded
Agricultural	224	224	20
Commercial and industrial	383	385	38
Consumer	31	31	4
Commercial real estate	3,820	4,576	836
Residential real estate	2,372	2,381	254
Subtotal	6,830	7,597	1,152
Total
Agricultural	224	224	20
Commercial and industrial	451	495	38
Consumer	31	31	4
Commercial real estate	3,941	4,768	836
Residential real estate	2,605	2,660	254
Total	$7,252	$8,178	$1,152

December 31, 2013
With no related allowance recorded
Agricultural	$452	$455	$—
Commercial and industrial	229	300	—
Consumer	2	3	—
Commercial real estate	782	843	—
Residential real estate	891	1,128	—
Subtotal	2,356	2,729	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	547	554	53
Consumer	35	35	3
Commercial real estate	3,413	3,997	699
Residential real estate	1,936	1,936	308
Subtotal	5,931	6,522	1,063
Total
Agricultural	452	455	—
Commercial and industrial	776	854	53
Consumer	37	38	3
Commercial real estate	4,195	4,840	699
Residential real estate	2,827	3,064	308
Total	$8,287	$9,251	$1,063

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the six months ended June 30, 2014 and 2013:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
June 30, 2014
With no related allowance recorded
Agricultural	$150	$—
Commercial and industrial	119	—
Consumer	1	—
Commercial real estate	445	5
Residential real estate	576	6
Subtotal	1,291	11
With an allowance recorded
Agricultural	196	—
Commercial and industrial	437	4
Consumer	33	1
Commercial real estate	3,801	53
Residential real estate	2,206	45
Subtotal	6,673	103
Total
Agricultural	346	—
Commercial and industrial	556	4
Consumer	34	1
Commercial real estate	4,246	58
Residential real estate	2,782	51
Total	$7,964	$114

June 30, 2013
With no related allowance recorded
Agricultural	$189	$8
Commercial and industrial	62	—
Consumer	4	—
Commercial real estate	644	—
Residential real estate	302	6
Subtotal	1,201	14
With an allowance recorded
Agricultural	85	2
Commercial and industrial	254	6
Consumer	47	2
Commercial real estate	4,052	133
Residential real estate	2,274	43
Subtotal	6,712	186
Total
Agricultural	274	10
Commercial and industrial	316	6
Consumer	51	2
Commercial real estate	4,696	133
Residential real estate	2,576	49
Total	$7,913	$200

An aging analysis of loans by loan category follows:

(Dollars in thousands)	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
June 30, 2014
Agricultural	$—	$—	$224	$224	$31,871	$32,095	$—
Commercial and industrial	256	—	60	316	82,704	83,020	—
Consumer	81	4	—	85	20,498	20,583	—
Commercial real estate	847	1,219	494	2,560	98,674	101,234	—
Construction real estate	—	—	—	—	1,380	1,380	—
Residential real estate	1,605	93	397	2,095	89,287	91,382	32
	$2,789	$1,316	$1,175	$5,280	$324,414	$329,694	$32

December 31, 2013
Agricultural	$9	$1	$428	$438	$36,610	$37,048	$—
Commercial and industrial	93	352	73	518	68,012	68,530	—
Consumer	60	7	—	67	19,864	19,931	—
Commercial real estate	901	884	242	2,027	94,960	96,987	—
Construction real estate	—	—	—	—	890	890	—
Residential real estate	673	186	167	1,026	91,554	92,580	11
	$1,736	$1,430	$910	$4,076	$311,890	$315,966	$11

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2014	2013
Agricultural	$224	$452
Commercial and industrial	225	372
Consumer	—	2
Commercial real estate	2,365	1,606
Residential real estate	526	691
	$3,340	$3,123

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2014	2013	2014	2013
Basic Earnings Per Share
Net income available to common shareholders	$1,337	$1,312	$2,585	$2,547

Weighted average common shares outstanding	3,298,432	3,298,307	3,297,397	3,298,607

Basic earnings per share	$0.40	$0.40	$0.78	$0.77

Diluted Earnings Per Share
Net income available to common shareholders	$1,337	$1,312	$2,585	$2,547

Weighted average common shares outstanding	3,298,432	3,298,307	3,297,397	3,298,607
Plus dilutive stock options and restricted stock units	6,892	1,660	6,660	1,450

Weighted average common shares outstanding and potentially dilutive shares	3,305,324	3,299,967	3,304,057	3,300,057

Diluted earnings per share	$0.40	$0.40	$0.78	$0.77

There were 28,625 stock options as June 30, 2014 and 24,800 as of June 30, 2013, that are considered to be anti-dilutive to earnings per share for the three-month and six-month periods ended June 30, 2014 and 2013. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Assets:
Cash and due from banks	$20,741	$20,741	$20,741	$—	$—
Securities available for sale	139,354	139,354	242	128,909	10,203
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	1,323	1,369	—	1,369	—
Loans, net	325,038	327,161	—	—	327,161

Liabilities:
Noninterest-bearing deposits	119,754	119,754	—	119,754	—
Interest-bearing deposits	308,015	308,290	—	308,290	—
Repurchase agreements	22,361	22,361	—	22,361	—
Federal Home Loan Bank advances	14,378	14,418	—	14,418	—

December 31, 2013
Assets:
Cash and due from banks	$20,479	$20,479	$20,479	$—	$—
Securities available for sale	136,082	136,082	214	124,540	11,328
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	931	957	—	957	—
Loans, net	311,231	313,659	—	—	313,659

Liabilities:
Noninterest-bearing deposits	102,243	102,243	—	102,243	—
Interest-bearing deposits	315,884	316,222	—	316,222	—
Repurchase agreements	26,033	26,033	—	26,033	—
Federal Home Loan Bank advances	6,392	6,428	—	6,428	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at June 30, 2014 and December 31, 2013 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at June 30, 2014 and December 31, 2013 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of June 30, 2014 or December 31, 2013. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale – June 30, 2014
U.S. Treasury	$—	$13,190	$—	$13,190
U.S. Government and federal agency	—	41,650	—	41,650
State and municipal	—	56,266	8,306	64,572
Mortgage-backed	—	9,862	—	9,862
Corporate	—	6,527	398	6,925
Foreign debt	—	993	—	993
Equity securities	242	—	1,499	1,741
Asset backed securities	—	421	—	421
Total	$242	$128,909	$10,203	$139,354

Investment Securities, Available for
Sale - December 31, 2013
U.S. Treasury	$—	$7,224	$—	$7,224
U.S. Government and federal agency	—	43,722	—	43,722
State and municipal	—	55,234	9,541	64,775
Mortgage-backed	—	8,470	—	8,470
Corporate	—	8,417	398	8,815
Foreign debt	—	990		990
Equity securities	214	—	1,389	1,603
Asset backed securities	—	483	—	483
Total	$214	$124,540	$11,328	$136,082

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2014	2013
Investment Securities, Available for Sale
Balance, January 1	$11,328	$2,599
Total realized and unrealized losses included in income	(11)	—
Total unrealized gains (losses) included in other comprehensive income	(69)	252
Net purchases, sales, calls, and maturities	(1,119)	1,642
Net transfers into Level 3	74	—
Balance, June 30	$10,203	$4,493

Of the Level 3 assets that were held by the Bank at June 30, 2014, the net unrealized gain for the six months ended June 30, 2014 was $92,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no purchases of Level 3 securities during the first half of 2014. Purchases of Level 3 securities during the first half of 2013 consisted of local municipal issues. There was one sale of a Level 3 security in the first half of 2014 resulting in an $11,000 loss. There were no sales of Level 3 securities in the first and second quarters of 2013.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balance at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2014	$7,252	$—	$—	$7,252
December 31, 2013	$8,287	$—	$—	$8,287

Other Real Estate
June 30, 2014	$349	$—	$—	$349
December 31, 2013	$508	$—	$—	$508

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

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2014 was $1,337,000, which represented an increase of $25,000 or 2% compared to the same period in 2013. Net income for the first six months of 2014 was $2,585,000, which represented an increase of $38,000 or 1% over the same period in 2013. A decrease in noninterest expense was offset by a decrease in noninterest income in the second quarter of 2014 compared to the same quarter in 2013. In the first half of 2014, a decrease in the provision for loan losses and in noninterest expense was offset by lower net interest income and noninterest income compared to the same period in the prior year. Basic and diluted earnings per common share were $0.40 for the second quarter of 2014 and $0.78 for the first six months of 2014, compared to $0.40 and $0.77, respectively, for the same periods in 2013. The return on average assets and return on average shareholders’ equity percentages were 1.00% and 8.22%, respectively, for the first half of 2014, compared to 1.02% and 8.31%, respectively, for the same period in 2013.

Dividends

Cash dividends of $495,000 or $0.15 per share were declared in the second quarter of 2014, compared to $429,000 or $0.13 per share in the second quarter of 2013. The cash dividends declared in the first six months of 2014 were $956,000 or $0.29 per share, compared to $858,000 or $0.26 per share declared in the same period in 2013. The cash dividend payout percentage was 37% for the first six months of 2014, compared to 34% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2014 and 2013, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Six Months Ended June 30,
	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$322,397	$7,771	4.82%	$311,551	$8,015	5.15%
Taxable securities (2) (3)	98,296	936	1.90	91,146	917	2.01
Nontaxable securities (1) (2)	43,732	1,042	4.77	42,015	1,048	4.99
Other	3,445	4	0.23	3,419	5	0.29
Interest-earning assets	467,870	9,753	4.17	448,131	9,985	4.46
Noninterest-earning assets	48,742			53,393
Total assets	$516,612			$501,524

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$137,121	122	0.18%	$132,409	133	0.20%
Savings deposits	67,726	19	0.06	66,135	21	0.06
Certificates of deposit	107,913	400	0.74	122,883	560	0.91
Advances from Federal Home Loan Bank	10,729	26	0.48	3,574	15	0.84
Other	21,754	24	0.22	17,985	19	0.22
Interest-bearing liabilities	345,243	591	0.34	342,986	748	0.44
Noninterest-bearing demand deposits	106,631			93,499
Other noninterest-bearing liabilities	1,851			3,745
Total liabilities	453,725			440,230
Shareholders' equity	62,887			61,294
Total liabilities and shareholders' equity	$516,612			$501,524

Net interest income (tax-equivalent basis) - interest spread		9,162	3.83%		9,237	4.02%
Tax-equivalent adjustment (1)		(359)			(362)
Net interest income		$8,803			$8,875
Net interest income as a percentage of earning assets
(tax-equivalent basis)			3.92%			4.12%

_______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Six Months Ended June 30,
	2014 Over 2013
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(244)	$632	$(876)
Taxable securities	19	128	(109)
Nontaxable securities (2)	(5)	87	(92)
Other	(1)	—	(1)
Net change in tax-equivalent interest income	(231)	847	(1,078)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(11)	12	(23)
Savings deposits	(2)	1	(3)
Certificates of deposit	(159)	(63)	(96)
Advances from Federal Home Loan Bank	11	30	(19)
Other	4	4	—
Net change in interest expense	(157)	(16)	(141)
Net change in tax-equivalent net interest income	$(74)	$863	$(937)

_______________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $359,000 and $362,000 for the six months ended June 30, 2014 and 2013, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $75,000 in the first six months of 2014 compared to the same period in 2013. The relationship between growth in average interest-earning assets and a small amount of growth in the average balance of interest-bearing liabilities caused net interest income to increase $862,000 in the first half of 2014 compared to the same period in the prior year. A reduction of 19 basis points in the net interest spread from 4.02% in the first six months of 2013 to 3.83% in the first half of 2014 resulted in a $937,000 decrease in net interest income.

The average balance of loans increased $10.8 million in the first six months of 2014 compared to the same period in 2013. Average commercial loans were $15.6 million higher and average consumer loans were $0.8 million higher in the first half of 2014 than the same period in 2013. This was partially offset by a $5.6 million decline in the average balance of residential mortgage loans in the same time periods. The average interest rate earned on loans declined 33 basis points from the first six months of 2013 to the same period in 2014 as a result of renewals of existing loans and new loan production at a lower rate than in the existing portfolio. The increase in the average loans balance, offset by the decrease in the average rate earned caused tax-equivalent interest income from loans to decline $244,000 in the first half of 2014 compared to the same period in the prior year. The average balance of total securities grew $8.9 million in the first six months of 2014 compared to the same period in 2013. Additional securities were purchased during 2013 and 2014 to provide earning asset growth. Growth in average securities, offset by the effect of lower interest rates earned, caused interest income to increase $13,000 in the first six months of 2014 compared to the same period in 2013.

The average balance of interest-bearing demand deposits increased $4.7 million in the first six months of 2014 compared to the same period in 2013. The effect of the higher average balance and a 2 basis point decline in the average rate paid, caused interest expense to decrease $11,000 in the first half of 2014 compared to the same period in 2013. The average balance of savings deposits increased $1.6 million in the first six months of 2014 compared to the same period in the prior year. The impact of the savings deposit growth was offset by a less than 1 basis point drop in the average rate paid, which caused interest expense to decline $2,000 in the first half of 2014 compared to the same period in 2013. The average balance of certificates of deposit was down $15.0 million in the first six months of 2014 compared to the same period in 2013. The decline in certificates of deposit plus a 17 basis point reduction in the average rate paid on certificates caused interest expense to fall $159,000 in the first half of 2014 compared to the same period in 2013. A $7.2 million increase in the average balance of Federal Home Loan Bank advances offset by a 36 basis point reduction in the average rate paid caused interest expense to grow $11,000 in the first six months of 2014 compared to the same period in the prior year. A $3.8 million increase in the average balance of other interest-bearing liabilities in the first six months of 2014 compared to the first half of 2013 caused a $4,000 increase in interest expense.

ChoiceOne’s net interest income spread was 3.83% in the first six months of 2014, compared to 4.02% for the first half of 2013. The decline in the interest spread was due to a 29 basis point decrease in the average rate earned on interest-earning assets, which was partially offset by a 10 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2013 and the first half of 2014. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2013 and the first six months of 2014.

Provision and Allowance for Loan Losses

Total loans have grown $13.7 million since the end of 2013, while the allowance for loan losses declined $79,000 during the same time period. The provision for loan losses was $0 in the second quarter and $100,000 in the first half of 2014, compared to $0 and $300,000, respectively, in the same periods in 2013. The reduction in the provision for loan losses was due to a lower level of net charge-offs in the second quarter and first six months of 2014 than in the same periods in 2013. Nonperforming loans were $7.1 million as of June 30, 2014, compared to $8.1 million as of March 31, 2014 and $7.7 million as of December 31, 2013. The allowance for loan losses was 1.41% of total loans at June 30, 2014, compared to 1.43% at March 31, 2014 and 1.52% at December 31, 2013.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2014		2013
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$5	$—	$2
Commercial and industrial	—	38	49	239
Consumer	117	107	184	104
Real estate, commercial	185	52	166	31
Real estate, residential	110	31	283	18
	$412	$233	$682	$394

Net recoveries of $61,000 in the second quarter of 2014 and charge-offs of $179,000 in the first six months of 2014 compare to net charge-offs of $17,000 and $288,000 in the same periods in 2013. A $190,000 recovery of a commercial and industrial loan charge-off was recorded in the second quarter of 2013. Net charge-offs on an annualized basis as a percentage of average loans were 0.11% in the first six months of 2014 compared to 0.18% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2014, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as necessary.

Noninterest Income

Total noninterest income decreased $50,000 in the second quarter of 2014 and $214,000 in the first six months of 2014 compared to the same periods in 2013 primarily due to declines in gains on loan sales of $177,000 in the second quarter and $524,000 in the first six months of 2014 compared to the same periods in 2013. These declines resulted from decreased residential mortgage refinancing activity which supported $12.7 million of loan sales in the first half of 2014, compared to $26.5 million in the first six months of 2013. An increase in customer service charges of $29,000 in the second quarter and $50,000 in the first half of 2014 compared to the same periods in the prior year was due to a higher volume in debit card activity. Insurance and investment commission income grew $12,000 in the first quarter and $94,000 in the first six months of 2014 compared to the same periods in 2013 as a result of increased sales of investment products and growth in investment advisory fees. Decreases of $121,000 in the first quarter and $189,000 in the first six months of 2014 in losses on sales and write-downs of other real estate and other assets when compared to the same periods in 2013 resulted from less write-downs of foreclosed properties in other real estate (“ORE”).

Noninterest Expense

Total noninterest expense decreased $68,000 in the second quarter of 2014 and $127,000 in the first six months of 2014 compared to the same periods in 2013. Salaries and benefits expense decreased $25,000 in the second quarter and increased $43,000 in the first six months of 2014 compared to the same periods in the prior year. Higher costs related to salaries and health insurance was partially offset by lower bonus and commission expenses. Occupancy and equipment expense grew $4,000 in the second quarter of 2014 and $51,000 in the first half of 2014 compared to the same periods in 2013 as a result of costs related to the extended winter weather conditions in 2014 and to higher equipment depreciation expense. The increase of $41,000 in professional fees in the first six months of 2014 compared to the same period in the prior year was due to higher legal fees. Advertising and promotional expense increases of $34,000 in the second quarter and $23,000 in the first half of 2014 compared to the same periods in 2013 were caused by higher levels of direct mail advertising and expenses related to website design. Loan and collection expense was $26,000 lower in the first quarter and $111,000 lower in the first half of 2014 compared to the same period in the prior year as a result of lower costs related to collection of nonperforming loans and maintenance of foreclosed properties. Other noninterest expense decreased $77,000 in the first quarter of 2014 and $121,000 in the first six months of 2014 compared to the same periods in 2013 because of lower recruiting expenses and lower costs related to sales of residential mortgage loans in the secondary market.

Income Tax Expense

Income tax expense was $916,000 in the first six months of 2014 compared to $913,000 for the same period in 2013. The effective tax rate was 26.2% for 2014 and 26.4% for 2013.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio decreased $3.9 million in the second quarter of 2014 and increased $3.3 million in the first six months of 2014. The decline in the securities portfolio in the current quarter resulted as funds from maturities and sales were redeployed into loans. Various securities totaling $19.7 million were purchased in the first half of 2014 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $5.1 million in various securities were called or matured since the end of 2013. Principal repayments on securities totaled $1.2 million in the first six months of 2014. Approximately $10.8 million of securities were sold in the first two quarters of 2014 for a net gain of $92,000.

Loans

The loan portfolio (excluding loans held for sale) increased $9.2 million in the second quarter of 2014 and $13.7 million in the first six months of 2014. Commercial and industrial loans increased $8.1 million and $13.5 million, respectively, in the second quarter and first half of 2014. Smaller levels of growth were experienced by commercial real estate loans, agricultural loans, and consumer loans, while residential mortgage loans declined in both time periods.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $7.3 million as of June 30, 2014, compared to $8.4 million as of March 31, 2014 and $8.3 million as of December 31, 2013. The balance of impaired loans has decreased in all loan categories since the end of 2013.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2014	2013
Loans accounted for on a nonaccrual basis	$3,340	$3,123
Accruing loans contractually past due 90 days or more as to principal or interest payments	32	11
Loans considered troubled debt restructurings	3,799	4,523
Total	$7,171	$7,657

At June 30, 2014, nonaccrual loans included $2,365,000 in commercial real estate loans, $526,000 in residential real estate loans, $225,000 in commercial and industrial loans, and $224,000 in agricultural loans. At December 31, 2013, nonaccrual loans included $1,606,000 in commercial real estate loans, $691,000 in residential real estate loans, $452,000 in agricultural loans, and $373,000 in commercial and industrial loans. Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2014; however, management believes future credit deterioration is possible given the status of the Michigan economy.

Deposits and Borrowings

Total deposits decreased $667,000 in the second quarter of 2014 and increased $9.6 million since the end of 2013. Checking and savings deposits grew $384,000 in the second quarter of 2014 and $14.6 million in the first six months of 2014. Local certificates of deposit decreased $1.1 million in the second quarter and $4.9 million in the first half of 2014.

A decrease of $3.7 million in repurchase agreements in the first six months of 2014 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances increased $8.0 million in the first half of 2014 due to short-term advances taken in the second quarter of 2014.

Shareholders' Equity

Total shareholders' equity increased $2.4 million from December 31, 2013 to June 30, 2014. Growth in equity resulted from current year’s net income, proceeds from the issuance of ChoiceOne stock, and an increase in accumulated other comprehensive income, offset by cash dividends paid. The $726,000 improvement in accumulated other comprehensive income since the end of 2013 was caused by net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in mid- and short-term rates in the second quarter of 2014, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)	Leverage	Tier 1	Total Risk- Based
	Capital	Capital	Capital
Capital balances at June 30, 2014	$45,910	$45,910	$50,041
Required regulatory capital to be considered "well capitalized"	24,864	21,006	35,011
Capital in excess of "well capitalized" minimum	21,046	24,904	15,030
Capital ratios at June 30, 2014	9.23%	13.11%	14.29%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2014 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $4.4 million for the six months ended June 30, 2014 compared to $5.6 million provided in the same period a year ago. Lower net proceeds from loan sales were the primary cause of the decrease. Net cash used in investing activities was $17.3 million for the first half of 2014 compared to $5.2 million in the same period in 2013. The change was due to a higher level of net loan originations and net securities purchases. Net cash provided by financing activities was $13.1 million in the six months ended June 30, 2014, compared to net cash used by financing activities of $9.1 million during the same period in the prior year. An increase in deposits in the first half of 2014 compared to a decrease in the same period in 2013 was partially offset by lower net proceeds from Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2014, the Registrant issued 564 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $10,000. On May 28, 2014, the Registrant issued 821 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $15,000. The Registrant relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of equity securities by the Registrant in the second quarter of 2014. As of June 30, 2014, there are 84,920 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

24.1	Power of Attorney

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 13, 2014	/s/ Thomas L. Lampen by Power of Attorney
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2014	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

