Form 10-Q
period 2014-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2014-11-12
CIK 803164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐         No  ☒

As of October 31, 2014, the Registrant had outstanding 3,300,523 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2014	2013
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$10,793	$20,479

Securities available for sale	141,017	136,082
Federal Home Loan Bank stock	2,478	2,478
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	1,987	931
Loans	338,415	315,966
Allowance for loan losses	(4,660)	(4,735)
Loans, net	333,755	311,231

Premises and equipment, net	11,864	11,995
Cash value of life insurance policies	10,487	10,269
Intangible assets, net	939	1,275
Goodwill	13,728	13,728
Other assets	5,099	4,835
Total assets	$533,419	$514,575

Liabilities
Deposits – noninterest-bearing	$107,802	$102,243
Deposits – interest-bearing	314,748	315,884
Total deposits	422,550	418,127

Federal funds purchased	2,149	—
Repurchase agreements	19,654	26,033
Advances from Federal Home Loan Bank	20,370	6,392
Other liabilities	3,591	2,465
Total liabilities	468,314	453,017

Shareholders' Equity
Preferred stock; shares authorized: 100,000;
shares outstanding: none	—	—
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,300,105 at September 30, 2014 and 3,295,463 at December 31, 2013	46,636	46,595
Retained earnings	17,503	14,815
Accumulated other comprehensive income, net	966	148
Total shareholders’ equity	65,105	61,558
Total liabilities and shareholders’ equity	$533,419	$514,575

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$4,008	$3,935	$11,772	$11,943
Securities:
Taxable	458	448	1,394	1,365
Tax exempt	349	349	1,039	1,042
Other	2	3	6	8
Total interest income	4,817	4,735	14,211	14,358

Interest expense
Deposits	258	317	800	1,031
Advances from Federal Home Loan Bank	15	14	41	29
Other	9	13	33	32
Total interest expense	282	344	874	1,092

Net interest income	4,535	4,391	13,337	13,266
Provision for loan losses	—	—	100	300

Net interest income after provision for loan losses	4,535	4,391	13,237	12,966

Noninterest income
Customer service charges	1,056	963	2,878	2,735
Insurance and investment commissions	242	288	678	631
Gains on sales of loans	276	295	726	1,269
Gains on sales of securities	89	13	182	89
Losses on sales and write-downs of other assets	(32)	(520)	(142)	(820)
Earnings on life insurance policies	75	75	219	225
Other	130	160	362	427
Total noninterest income	1,836	1,274	4,903	4,556

Noninterest expense
Salaries and benefits	2,127	2,119	6,288	6,236
Occupancy and equipment	599	580	1,812	1,742
Data processing	473	422	1,360	1,328
Professional fees	250	185	683	577
Supplies and postage	100	100	317	344
Advertising and promotional	57	44	191	156
Intangible amortization	112	112	336	336
Loan and collection expense	37	98	103	275
FDIC insurance	86	68	257	247
Other	388	350	1,151	1,234
Total noninterest expense	4,229	4,078	12,498	12,475

Income before income tax	2,142	1,587	5,642	5,047
Income tax expense	588	386	1,503	1,299

Net income	$1,554	$1,201	$4,139	$3,748

Basic earnings per share	$0.47	$0.37	$1.25	$1.14
Diluted earnings per share	$0.47	$0.36	$1.25	$1.13
Dividends declared per share	$0.15	$0.14	$0.44	$0.40

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,554	$1,201	$4,139	$3,748

Other comprehensive income:
Unrealized holding gains/(losses) on available for sale securities	230	(735)	1,420	(3,013)
Less: Reclassification adjustment for gain recognized in earnings	(89)	(13)	(182)	(89)
Net unrealized gain/(loss)	141	(748)	1,238	(3,102)
Tax (expense)/benefit	(48)	254	(420)	1,055
Other comprehensive income/(loss), net of tax	93	(494)	818	(2,047)

Comprehensive income	$1,647	$707	$4,957	$1,701

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income,
(Dollars in thousands)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2013	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			3,748		3,748
Other comprehensive loss				(2,047)	(2,047)
Shares repurchased	(11,468)	(192)			(192)
Shares issued	7,165	104			104
Change in ESOP repurchase obligation		(13)			(13)
Effect of employee stock purchases		9			9
Issuance of restricted stock units		6			6
Cash dividends declared ($0.40 per share)			(1,320)		(1,320)

Balance, September 30, 2013	3,293,778	$46,563	$13,929	$309	$60,801

Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			4,139		4,139
Other comprehensive income				818	818
Shares repurchased	(3,437)	(69)			(69)
Shares issued	7,137	101			101
Change in ESOP repurchase obligation		(18)			(18)
Effect of employee stock purchases		9			9
Restricted stock units issued	942	18			18
Cash dividends declared ($0.44 per share)			(1,451)		(1,451)

Balance, September 30, 2014	3,300,105	$46,636	$17,503	$966	$65,105

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,139	$3,748
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	100	300
Depreciation	746	686
Amortization	1,156	1,240
Compensation expense on stock purchases and
restricted stock units	27	15
Gains on sales of securities	(182)	(89)
Gains on sales of loans	(726)	(1,269)
Loans originated for sale	(20,892)	(34,442)
Proceeds from loan sales	20,506	36,437
Earnings on bank-owned life insurance	(219)	(225)
Gains on sales of other real estate owned	(22)	(11)
Write-downs of other real estate owned	154	831
Proceeds from sales of other real estate owned	761	701
Deferred federal income tax benefit	(250)	(317)
Net changes in other assets	(724)	150
Net changes in other liabilities	937	104
Net cash from operating activities	5,511	7,859

Cash flows from investing activities:
Securities available for sale:
Sales	17,386	4,371
Maturities, prepayments and calls	8,637	19,978
Purchases	(30,211)	(21,082)
Loan originations and payments, net	(23,146)	(5,131)
Additions to premises and equipment	(615)	(707)
Net cash from investing activities	(27,949)	(2,571)

Cash flows from financing activities:
Net change in deposits	4,423	(17,845)
Net change in repurchase agreements	(6,379)	(354)
Net change in federal funds purchased	2,149	—
Proceeds from Federal Home Loan Bank advances	56,700	18,000
Payments on Federal Home Loan Bank advances	(42,722)	(9,021)
Issuance of common stock	101	104
Repurchase of common stock	(69)	(192)
Cash dividends	(1,451)	(1,320)
Net cash from financing activities	12,752	(10,628)

Net change in cash and cash equivalents	(9,686)	(5,340)
Beginning cash and cash equivalents	20,479	19,034

Ending cash and cash equivalents	$10,793	$13,694

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$980	$1,092
Cash paid for interest	$884	$1,025
Loans transferred to other real estate owned	$521	$472

See accompanying notes to interim consolidated financial statements.

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2014 and September 30, 2013, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2014 and September 30, 2013, the Consolidated Statements of Changes in Shareholders' Equity for the nine-month periods ended September 30, 2014 and September 30, 2013, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2014 and September 30, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne’s assets reported on the balance sheets as well as its net income.

Stock Transactions

A total of 2,740 shares of common stock were issued to the Registrant’s Board of Directors for a cash price of $48,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2014. A total of 3,284 shares were issued to employees for a cash price of $53,000 under the Employee Stock Purchase Plan in the first three quarters of 2014. A total of 1,113 shares were issued upon the exercise of stock options in the first three quarters of 2014. A total of 3,437 shares of common stock were repurchased in the first three quarters of 2014. A total of 942 shares were issued upon the vesting of Restricted Stock Units.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		September 30, 2014
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$40,675	$73	$(251)	$40,497
U.S. Treasury	13,224	—	(84)	13,140
State and municipal	66,385	1,869	(368)	67,886
Mortgage-backed	9,363	51	(80)	9,334
Corporate	7,041	30	(19)	7,052
Foreign debt	1,000	—	(6)	994
Equity securities	1,707	10	—	1,717
Asset-backed securities	400	—	(3)	397
Total	$139,795	$2,033	$(811)	$141,017

		December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$44,059	$166	$(503)	$43,722
U.S. Treasury	7,285	17	(78)	7,224
State and municipal	64,215	1,622	(1,062)	64,775
Mortgage-backed	8,541	95	(166)	8,470
Corporate	8,805	61	(51)	8,815
Foreign debt	1,000	—	(10)	990
Equity securities	1,707	7	(111)	1,603
Asset-backed securities	486	—	(3)	483
Total	$136,098	$1,968	$(1,984)	$136,082

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded during the nine months ended September 30, 2014. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended
September 30, 2014
Beginning balance	$180	$677	$195	$1,743	$5	$1,269	$587	$4,656
Charge-offs	—	—	(82)	—	—	(7)	—	(89)
Recoveries	6	23	39	16	—	9	—	93
Provision	(47)	(78)	42	325	1	(120)	(123)	—
Ending balance	$139	$622	$194	$2,084	$6	$1,151	$464	$4,660

Nine Months Ended
September 30, 2014
Beginning balance	$179	$562	$192	$1,842	$12	$1,625	$323	$4,735
Charge-offs	—	—	(199)	(185)	—	(117)	—	(501)
Recoveries	10	90	146	39	—	41	—	326
Provision	(50)	(30)	55	388	(6)	(398)	141	100
Ending balance	$139	$622	$194	$2,084	$6	$1,151	$464	$4,660

Individually evaluated for impairment	$6	$18	$3	$1,053	$—	$301	$—	$1,381

Collectively evaluated for impairment	$133	$604	$191	$1,031	$6	$850	$464	$3,279

Three Months Ended
September 30, 2013
Beginning balance	$140	$810	$215	$2,450	$20	$1,671	$558	$5,864
Charge-offs	(88)	(5)	(102)	—	—	(148)	—	(343)
Recoveries	3	19	41	24	—	104	—	191
Provision	83	(203)	51	74	(7)	126	(124)	—
Ending balance	$138	$621	$205	$2,548	$13	$1,753	$434	$5,712

Nine Months Ended
September 30, 2013
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	(88)	(54)	(286)	(166)	—	(431)	—	(1,025)
Recoveries	5	258	145	55	—	122	—	585
Provision	81	36	96	63	(2)	139	(113)	300
Ending balance	$138	$621	$205	$2,548	$13	$1,753	$434	$5,712

Individually evaluated for impairment	$—	$174	$4	$1,145	$—	$492	$—	$1,815

Collectively evaluated for impairment	$138	$447	$201	$1,403	$13	$1,261	$434	$3,897

Loans
September 30, 2014
Individually evaluated for impairment	$61	$156	$32	$4,831	$—	$2,771		$7,851
Collectively evaluated for impairment	33,758	87,914	21,009	96,338	1,992	89,553		330,564
Ending balance	$33,819	$88,070	$21,041	$101,169	$1,992	$92,324		$338,415

December 31, 2013
Individually evaluated for impairment	$452	$776	$37	$4,195	$—	$2,827		$8,287
Collectively evaluated for impairment	36,596	67,754	19,894	92,792	890	89,753		307,679
Ending balance	$37,048	$68,530	$19,931	$96,987	$890	$92,580		$315,966

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Risk ratings 1 and 2	$6,035	$8,339	$8,939	$7,333	$2,689	$3,000
Risk rating 3	21,614	23,036	64,255	46,943	59,259	53,681
Risk rating 4	5,324	4,330	13,069	12,557	27,310	27,610
Risk rating 5	783	1,193	1,293	1,025	7,040	6,813
Risk rating 6	63	150	454	608	4,753	5,818
Risk rating 7	—	—	60	64	118	65
	$33,819	$37,048	$88,070	$68,530	$101,169	$96,987

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2014	2013	2014	2013	2014	2013
Performing	$21,009	$19,900	$1,992	$890	$89,569	$89,959
Nonperforming	32	31	—	—	2,755	2,621
	$21,041	$19,931	$1,992	$890	$92,324	$92,580

The following schedule provides information on loans that were considered TDRs that were modified during the three- and nine-month periods ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	2	$731	$731	5	$1,165	$1,167
Residential real estate	1	197	193	2	286	281
	3	$928	$924	7	$1,451	$1,448

The following schedule provides information on loans that were considered TDRs that were modified during the three- and nine-month periods ended September 30, 2013:

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

The following schedule provides information on TDRs as of September 30, 2014 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2014 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial real estate	6	$1,315	6	$1,315
Residential real estate	2	111	2	111
	8	$1,426	8	$1,426

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

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2014
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	7	9	—
Consumer	3	4	—
Commercial real estate	3	3	—
Residential real estate	232	232	—
Subtotal	245	248	—
With an allowance recorded
Agricultural	61	64	6
Commercial and industrial	149	153	18
Consumer	29	29	3
Commercial real estate	4,828	5,610	1,053
Residential real estate	2,539	2,553	301
Subtotal	7,606	8,409	1,381
Total
Agricultural	61	64	6
Commercial and industrial	156	162	18
Consumer	32	33	3
Commercial real estate	4,831	5,613	1,053
Residential real estate	2,771	2,785	301
Total	$7,851	$8,657	$1,381

December 31, 2013
With no related allowance recorded
Agricultural	$452	$455	$—
Commercial and industrial	229	300	—
Consumer	2	3	—
Commercial real estate	782	843	—
Residential real estate	891	1,128	—
Subtotal	2,356	2,729	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	547	554	53
Consumer	35	35	3
Commercial real estate	3,413	3,997	699
Residential real estate	1,936	1,936	308
Subtotal	5,931	6,522	1,063
Total
Agricultural	452	455	—
Commercial and industrial	776	854	53
Consumer	37	38	3
Commercial real estate	4,195	4,840	699
Residential real estate	2,827	3,064	308
Total	$8,287	$9,251	$1,063

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the nine months ended September 30, 2014 and 2013:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
September 30, 2014
With no related allowance recorded
Agricultural	$113	$—
Commercial and industrial	91	—
Consumer	1	—
Commercial real estate	338	5
Residential real estate	490	5
Subtotal	1,033	10
With an allowance recorded
Agricultural	162	—
Commercial and industrial	365	4
Consumer	32	2
Commercial real estate	4,055	71
Residential real estate	2,289	69
Subtotal	6,903	146
Total
Agricultural	275	—
Commercial and industrial	457	4
Consumer	33	2
Commercial real estate	4,392	76
Residential real estate	2,779	74
Total	$7,936	$156

September 30, 2013
With no related allowance recorded
Agricultural	$142	$7
Commercial and industrial	49	—
Consumer	3	—
Commercial real estate	670	(1)
Residential real estate	348	3
Subtotal	1,212	9
With an allowance recorded
Agricultural	140	1
Commercial and industrial	334	7
Consumer	45	3
Commercial real estate	4,305	200
Residential real estate	2,275	61
Subtotal	7,099	272
Total
Agricultural	282	8
Commercial and industrial	383	7
Consumer	48	3
Commercial real estate	4,975	199
Residential real estate	2,623	64
Total	$8,311	$281

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
September 30, 2014
Agricultural	$288	$—	$—	$288	$33,531	$33,819	$—
Commercial and industrial	306	—	—	306	87,764	88,070	—
Consumer	38	2	5	45	20,996	21,041	5
Commercial real estate	1,621	53	474	2,148	99,021	101,169	—
Construction real estate	—	—	—	—	1,992	1,992	—
Residential real estate	1,939	168	461	2,568	89,756	92,324	192
	$4,192	$223	$940	$5,355	$333,060	$338,415	$197

December 31, 2013
Agricultural	$9	$1	$428	$438	$36,610	$37,048	$—
Commercial and industrial	93	352	73	518	68,012	68,530	—
Consumer	60	7	—	67	19,864	19,931	—
Commercial real estate	901	884	242	2,027	94,960	96,987	—
Construction real estate	—	—	—	—	890	890	—
Residential real estate	673	186	167	1,026	91,554	92,580	11
	$1,736	$1,430	$910	$4,076	$311,890	$315,966	$11

(1)	Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2014	2013
Agricultural	$61	$452
Commercial and industrial	156	372
Consumer	—	2
Commercial real estate	3,274	1,606
Residential real estate	604	691
	$4,095	$3,123

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2014	2013	2014	2013
Basic Earnings Per Share
Net income available to common
shareholders	$1,554	$1,201	$4,139	$3,748

Weighted average common shares outstanding	3,300,139	3,294,480	3,298,321	3,298,607

Basic earnings per share	$0.47	$0.37	$1.25	$1.14

Diluted Earnings Per Share
Net income available to common
shareholders	$1,554	$1,201	$4,139	$3,748

Weighted average common shares outstanding	3,300,139	3,294,480	3,298,321	3,298,607
Plus dilutive stock options and restricted stock units	9,129	6,135	8,662	5,850

Weighted average common shares outstanding
and potentially dilutive shares	3,309,268	3,300,615	3,306,983	3,304,457

Diluted earnings per share	$0.47	$0.36	$1.25	$1.13

There were 6,038 stock options as of September 30, 2014 and 24,800 stock options as of September 30, 2013, that are considered to be anti-dilutive to earnings per share for the three-month and nine-month periods ended September 30, 2014 and 2013. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2014
Assets:
Cash and due from banks	$10,793	$10,793	$10,793	$—	$—
Securities available for sale	141,017	141,017	217	129,608	11,192
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	1,987	2,048	—	2,048	—
Loans, net	333,755	334,809	—	—	334,809

Liabilities:
Noninterest-bearing deposits	107,802	107,802	—	107,802	—
Interest-bearing deposits	314,748	314,748	—	314,748	—
Federal funds purchased	2,149	2,149	—	2,149	—
Repurchase agreements	19,654	19,654	—	19,654	—
Federal Home Loan Bank advances	20,370	20,409	—	20,409	—

December 31, 2013
Assets:
Cash and due from banks	$20,479	$20,479	$20,479	$—	$—
Securities available for sale	136,082	136,082	214	124,540	11,328
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	931	957	—	957	—
Loans, net	311,231	313,659	—	—	313,659

Liabilities:
Noninterest-bearing deposits	102,243	102,243	—	102,243	—
Interest-bearing deposits	315,884	316,222	—	316,222	—
Repurchase agreements	26,033	26,033	—	26,033	—
Federal Home Loan Bank advances	6,392	6,428	—	6,428	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at September 30, 2014 and December 31, 2013 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at September 30, 2014 and December 31, 2013 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of September 30, 2014 or December 31, 2013. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale – September 30, 2014
U.S. Treasury	$—	$13,140	$—	$13,140
U.S. Government and federal agency	—	40,497	—	40,497
State and municipal	—	58,592	9,294	67,886
Mortgage-backed	—	9,334	—	9,334
Corporate	—	6,654	398	7,052
Foreign debt	—	994	—	994
Equity securities	217	—	1,500	1,717
Asset backed securities	—	397	—	397
Total	$217	$129,608	$11,192	$141,017

Investment Securities, Available for
Sale - December 31, 2013
U.S. Treasury	$—	$7,224	$—	$7,224
U.S. Government and federal agency	—	43,722	—	43,722
State and municipal	—	55,234	9,541	64,775
Mortgage-backed	—	8,470	—	8,470
Corporate	—	8,417	398	8,815
Foreign debt	—	990		990
Equity securities	214	—	1,389	1,603
Asset backed securities	—	483	—	483
Total	$214	$124,540	$11,328	$136,082

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2014	2013
Investment Securities, Available for Sale
Balance, January 1	$11,328	$2,599
Total realized and unrealized losses included in income	(11)	—
Total unrealized gains (losses) included in other comprehensive income	(115)	8
Net purchases, sales, calls, and maturities	(84)	1,551
Net transfers into Level 3	74	—
Balance, September 30	$11,192	$4,158

Of the Level 3 assets that were held by the Bank at September 30, 2014, the net unrealized gain for the nine months ended September 30, 2014 was $138,000, which is recognized in other comprehensive income in the consolidated balance sheet. Purchases of level 3 securities during the first three quarters of 2014 and 2013 consisted of local municipal issues. During the first nine months of 2014, a $600,000 Level 3 bond was sold. There were no sales of Level 3 securities in the first nine months of 2013.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Date Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2014	$7,851	$—	$—	$7,851
December 31, 2013	$8,287	$—	$—	$8,287

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Registrant”) and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "predicts," "projects," "may," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their abilities to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; various other local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about capital and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2014 was $1,554,000, which represented an increase of $353,000 or 29% compared to the same period in 2013. Net income for the first nine months of 2014 was $4,139,000, which represented an increase of $391,000 or 10% over the same period in 2013. Increases in net interest income and noninterest income were partially offset by an increase in noninterest expense and income tax expense for the third quarter of 2014 compared to the third quarter of 2013. Basic earnings per common share were $0.47 for the third quarter of 2014 and $1.25 for the first nine months of 2014, compared to $0.37 and $1.14, respectively, for the same periods in 2013. Diluted earnings per common share were $0.47 for the third quarter of 2014 and $1.25 for the first nine months of 2014, compared to $0.36 and $1.13, respectively, for the same periods in 2013. The return on average assets and return on average shareholders’ equity percentages were 1.06% and 8.68%, respectively, for the first three quarters of 2014, compared to 1.00% and 8.18%, respectively, for the same periods in 2013.

Dividends

Cash dividends of $495,000 or $0.15 per share were declared in the third quarter of 2014, compared to $462,000 or $0.14 per share in the third quarter of 2013. The cash dividends declared in the first nine months of 2014 were $1,451,000 or $0.44 per share, compared to $1,320,000 or $0.40 per share declared in the same period in 2013. The cash dividend payout percentage was 35% for the first nine months of 2014 as well as 2013.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2014 and 2013. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

(Dollars in thousands)	Nine Months Ended September 30,
	2014			2013
	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$324,145	$11,782	4.85%	$312,528	$11,954	5.10%
Taxable securities (2) (3)	98,082	1,394	1.90	91,296	1,364	1.99
Nontaxable securities (1) (2)	44,025	1,569	4.75	42,290	1,575	4.97
Other	3,734	6	0.21	4,455	8	0.24
Interest-earning assets	469,986	14,751	4.18	450,569	14,901	4.41
Noninterest-earning assets	52,041			51,608
Total assets	$522,027			$502,177

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$138,824	174	0.17%	$134,178	200	0.20%
Savings deposits	68,179	32	0.06	65,739	30	0.06
Certificates of deposit	107,693	594	0.74	120,392	801	0.89
Advances from Federal Home Loan Bank	11,472	41	0.48	6,165	29	0.63
Other	21,130	33	0.21	18,175	32	0.23
Interest-bearing liabilities	347,298	874	0.34	344,649	1,092	0.42
Noninterest-bearing demand deposits	109,238			93,073
Other noninterest-bearing liabilities	1,931			3,387
Total liabilities	458,467			441,109
Shareholders' equity	63,560			61,068
Total liabilities and
shareholders' equity	$522,027			$502,177

Net interest income (tax-equivalent basis) -
interest spread		13,877	3.85%		13,809	3.99%
Tax-equivalent adjustment (1)		(540)			(543)
Net interest income		$13,337			$13,266
Net interest income as a percentage of earning
assets (tax-equivalent basis)			3.94%			4.09%

_____________________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Nine Months Ended September 30,
	2014 Over 2013
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(172)	$605	$(777)
Taxable securities	30	124	(94)
Nontaxable securities (2)	(6)	86	(92)
Other	(2)	(1)	(1)
Net change in tax-equivalent interest income	(150)	814	(964)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(26)	11	(37)
Savings deposits	2	1	1
Certificates of deposit	(207)	(79)	(128)
Advances from Federal Home Loan Bank	12	24	(12)
Other	1	6	(5)
Net change in interest expense	(218)	(37)	(181)
Net change in tax-equivalent
net interest income	$68	$851	$(783)

_______________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $540,000 and $543,000 for the nine months ended September 30, 2014 and 2013, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $68,000 in the first nine months of 2014 compared to the same period in 2013. The relationship between growth in average interest-earning assets and average interest-bearing liabilities caused net interest income to increase $850,000 in the first three quarters of 2014 compared to the same period in the prior year. A decrease of 14 basis points in the net interest spread from 3.99% in the first nine months of 2013 to 3.85% in the first nine months of 2014 resulted in a $782,000 decrease in net interest income.

The average balance of loans increased $11.6 million in the first nine months of 2014 compared to the same period in 2013. Average commercial loans increased $15.4 million and average consumer loans grew $1.0 million while average residential mortgage loans declined $4.8 million in the first three quarters of 2014 compared to the same period in 2013. The average interest rate earned on loans declined 25 basis points from the first nine months of 2013 to the same period in 2014 as a result of renewals of existing loans and new loan production at lower rates than in the existing portfolio. The increase in the average loans balance, offset by the decrease in the average rate earned, caused tax-equivalent interest income from loans to decline $172,000 in the first three quarters of 2014 compared to the same period in the prior year. The average balance of total securities grew $8.5 million in the first nine months of 2014 compared to the same period in 2013. Additional securities were purchased during the first nine months of 2014 to provide earning asset growth. Growth in average securities, offset by the effect of lower interest rates earned, caused tax-equivalent interest income to increase $24,000 in the first nine months of 2014 compared to the same period in 2013.

The average balance of interest-bearing demand deposits increased $4.6 million in the first nine months of 2014 compared to the same period in 2013. The effect of the higher average balance, offset by a 3 basis point decline in the average rate paid, caused interest expense to decrease $26,000 in the first three quarters of 2014 compared to the same period in 2013. The average balance of savings deposits increased $2.4 million in the first nine months of 2014 compared to the same period in the prior year. The impact of the savings deposit growth and a less than 1 basis point increase in the average rate paid caused interest expense to increase $2,000 in the first nine months of 2014 compared to the same period in 2013. The average balance of certificates of deposit was down $12.7 million in the first nine months of 2014 compared to the same period in 2013. The decline in certificates of deposit plus a 15 basis point reduction in the average rate paid on certificates caused interest expense to fall $207,000 in the first nine months of 2014 compared to the same period in 2013. A $5.3 million increase in the average balance of Federal Home Loan Bank advances was partially offset by a 15 basis point reduction in the average rate paid and caused interest expense to increase $12,000 in the first nine months of 2014 compared to the same period in the prior year. Growth of $3.0 million in the average balance of other interest-bearing liabilities in the first nine months of 2014 compared to the first nine months of 2013 and the effect of a 2 basis point decrease in the average rate paid caused a $1,000 increase in interest expense.

ChoiceOne’s net interest income spread was 3.85% in the first nine months of 2014, compared to 3.99% for the first nine months of 2013. The decrease in the interest spread was due to a 22 basis point decrease in the average rate earned on interest-earning assets, which was partially offset by an 8 basis point decrease in the average rate paid on interest-bearing liabilities in the first nine months of 2014 compared to the same period in 2013. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2013 and the first nine months of 2014. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2013 and the first nine months of 2014. If market interest rates continue to remain low, ChoiceOne’s net interest spread may decrease in future quarters if reductions in the average rate on interest-earning assets exceed the ability to reprice local deposits.

Provision and Allowance for Loan Losses

Total loans increased $22.4 million since the end of 2013, while the allowance for loan losses declined $75,000 from December 31, 2013 to September 30, 2014. The provision for loan losses was $0 in the third quarter and $100,000 in the first nine months of 2014, compared to $0 and $300,000, respectively, in the same periods in 2013. The reduction in the provision for loan losses was due to a lower level of net charge-offs in the first nine months of 2014 than in the same period in 2013. Nonperforming loans were $7.8 million as of September 30, 2014, compared to $7.1 million as of June 30, 2014 and $7.7 million as of December 31, 2013. The increase in nonperforming loans in the third quarter of 2014 was due to an increase of $755,000 in nonaccrual loans. Nonaccrual commercial real estate loans increased $909,000 during the third quarter of 2014, which was partially offset by the net effect of changes in the other loan categories. The allowance for loan losses was 1.38% of total loans at September 30, 2014, compared to 1.41% at June 30, 2014 and 1.50% at December 31, 2013.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2014		2013
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$10	$88	$5
Commercial and industrial	—	90	54	258
Consumer	199	146	286	145
Real estate, commercial	185	39	166	55
Real estate, residential	117	41	431	122
	$501	$326	$1,025	$585

Net recoveries were $4,000 in the third quarter of 2014 and net charge-offs were $175,000 in the first nine months of 2014, compared to net charge-offs of $152,000 in the third quarter of 2013 and $440,000 in the first nine months of 2013. Net charge-offs on an annualized basis as a percentage of average loans were 0.07% in the first nine months of 2014 compared to 0.19% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the remainder of 2014, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as believed to be necessary.

Noninterest Income

Total noninterest income increased $562,000 in the third quarter of 2014 and $347,000 in the first nine months of 2014 compared to the same periods in 2013. An increase in customer service charges of $93,000 in the third quarter and $143,000 in the first nine months of 2014 compared to the same periods in the prior year was due to changes in pricing and a higher volume of overdraft and debit card fees. Insurance and investment commissions decreased $46,000 in the third quarter of 2014 and increased $47,000 in the first three quarters of 2014 compared to the same periods in 2013. Gains on loan sales decreased $19,000 in the third quarter and $543,000 in the first nine months of 2014 compared to the same periods in 2013. Residential mortgage refinancing activity has slowed in 2014, causing the significant decrease. Increases of $76,000 in the third quarter and $93,000 in the first nine months of 2014 in gains on sales of securities when compared to the same periods in 2013 resulted from higher sales activity in the first nine months of 2014 than in the same period of the prior year. Decreases of $488,000 in the third quarter and $678,000 in the first nine months of 2014 in losses on sales and write-downs of other assets when compared to the same periods in 2013 resulted from less write-downs of foreclosed properties.

Noninterest Expense

Total noninterest expense increased $151,000 in the third quarter of 2014 and $23,000 in the first nine months of 2014 compared to the same periods in 2013. The increase of $8,000 in salaries and benefits in the third quarter of 2014 and $52,000 in the first nine months of 2014 compared to the same periods in 2013 resulted primarily from higher salaries and health insurance costs. Occupancy and equipment expense increased $19,000 and $70,000 in the third quarter and first nine months of 2014, respectively, compared the same periods in 2013 as a result of higher utility costs and investment in information technology equipment. Data processing expense increased $51,000 in the third quarter of 2014 and $32,000 in the first nine months of 2014 compared to the same periods in the prior year. In the third quarter of 2014, ChoiceOne incurred higher data communication expenses than in the first six months of 2014 and in the prior year. Professional fees increased $65,000 in the third quarter of 2014 and $106,000 in the first three quarters of 2014 compared to the same periods in 2013 as a result of higher legal and consulting fees. The $61,000 decrease in loan and collection expense in the third quarter of 2014 and the decrease of $172,000 year to date compared to the same periods in 2013 was due to a lower level of other real estate properties.

Income Tax Expense

Income tax expense was $1,503,000 in the first nine months of 2014 compared to $1,299,000 for the same period in 2013. The effective tax rate was 26.6% for 2014 and 25.7% for 2013. The increase in the effective tax rate in 2014 compared to 2013 was due to a lower percentage of nontaxable income from municipal securities.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $1.7 million in the third quarter of 2014 and $4.9 million in the first nine months of 2014. The increase in the securities portfolio was due to growth in deposits in the first nine months of 2014. Various securities totaling $30.2 million were purchased in the first nine months of 2014 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $6.9 million in various securities were called or matured since the end of 2013. Principal repayments on securities totaled $1.7 million in the first nine months of 2014. Approximately $17.4 million of securities were sold in the first three quarters of 2014 for a net gain of $182,000.

Loans

The loan portfolio (excluding loans held for sale) increased $8.7 million in the third quarter of 2014 and $22.4 million in the first nine months of 2014. Commercial and industrial loans and consumer loans increased $5.1 million and $0.5 million, respectively, in the third quarter of 2014 and $19.5 million and $1.1 million, respectively, in the first nine months of 2014. Mortgage loans increased $1.6 million and $0.8 million in the third quarter and first nine months of 2014, respectively. Commercial real estate loans decreased less than $0.1 million in the third quarter but increased $4.2 million in the first three quarters of 2014. Agricultural loans increased $1.7 million in the third quarter, but declined $3.2 million in the first nine months of 2014.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the interim consolidated financial statements included in this report. The total balance of loans classified as impaired was $7.9 million at September 30, 2014, $7.3 million as of June 30, 2014 and $8.3 million as of December 31, 2013. The balance of commercial real estate loans classified as impaired has grown $636,000, the balance of commercial and industrial loans classified as impaired has decreased $620,000, and the balance of agricultural loans classified as impaired has decreased $391,000 since the end of 2013.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2014	2013
Loans accounted for on a nonaccrual basis	$4,095	$3,123
Accruing loans contractually past due 90 days
or more as to principal or interest payments	197	11
Loans considered troubled debt restructurings	3,543	4,523
Total	$7,835	$7,657

At September 30, 2014, nonaccrual loans included $3.3 million in commercial real estate loans, $604,000 in residential real estate loans, $156,000 in commercial and industrial loans, and $61,000 in agricultural loans. At December 31, 2013, nonaccrual loans included $1.6 million in commercial real estate loans, $691,000 in residential real estate loans, $372,000 in commercial and industrial loans and $452,000 in agricultural loans. The increase in nonaccrual loans was due to the deterioration of certain credits. Management believes the allowance allocated to its nonperforming loans was sufficient at September 30, 2014; however, management believes future credit deterioration is possible depending on conditions in the Michigan economy.

Deposits and Borrowings

Total deposits decreased $5.2 million in the third quarter of 2014 and increased $4.4 million since the end of 2013. Checking and savings deposits decreased $3.9 million in the third quarter of 2014 but increased $10.6 million in the first nine months of 2014. Local certificates of deposit decreased $1.2 million in the third quarter and $4.2 million in the first nine months of 2014. Nonlocal certificates of deposit were reduced $2.0 million in the first nine months of 2014.

A decrease of $6.4 million in repurchase agreements in the first nine months of 2014 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances increased $14.0 million in the first nine months of 2014 due to short-term advances taken and federal funds purchased from correspondent banks in the third quarter of 2014.

Shareholders' Equity

Total shareholders' equity increased $3.5 million from December 31, 2013 to September 30, 2014. Growth in equity resulted from current year’s net income, proceeds from the issuance of ChoiceOne stock and an increase in accumulated other comprehensive income offset by cash dividends paid and repurchases of shares. The $819,000 increase in accumulated other comprehensive income since the end of 2013 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in mid- and short-term rates in 2014, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

			Total
(Dollars in thousands)	Leverage	Tier 1	Risk - Based
	Capital	Capital	Capital
Capital balances at September 30, 2014	$47,752	$47,752	$52,163
Required regulatory capital to be considered "well capitalized"	25,834	22,493	37,488
Capital in excess of "well capitalized" minimum	21,918	25,259	14,675
Capital ratios at September 30, 2014	9.24%	12.74%	13.91%
Regulatory capital ratios - minimum requirement
to be considered "well capitalized"	5.00%	6.00%	10.00%

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2014 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $5.5 million for the nine months ended September 30, 2014 compared to $7.9 million provided in the same period a year ago. Lower proceeds from loan sales were offset by lower loans originated for sale. A lower provision for loan losses in 2014, lower gains on sales of loans, and lower write-downs of other real estate owned (“OREO”) properties also affected operating activities. Net cash used in investing activities was $27.9 million for the first nine months of 2014 compared to $2.6 million in the same period in 2013. The change was due to a higher level of net loan originations and net securities purchases. Net cash provided from financing activities was $12.8 million in the nine months ended September 30, 2014, compared to $10.6 million in cash used by financing activities in the same period in the prior year. An increase in deposits, , net proceeds from the Federal Home Loan Bank advances, and federal funds purchased from correspondent banks in the first nine months of 2014 compared to the same period of 2013 was partially offset by a decrease in repurchase agreements.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on and as of the time of that evaluation, the Registrant’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in the Registrant’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or that is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business. In the belief of management, pending or current legal proceedings should not have a material effect on the consolidated financial condition of the Registrant.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2014 the Registrant issued 470 shares of common stock, without par value, to the directors of the Registrant pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $9,000. The Registrant relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Registrant’s purchases of its own common stock during the quarter ended September 30, 2014.

				Maximum
			Total Number of	Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of a	Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

July 1 - July 31, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—	—	84,920
August 1 - August 31, 2014
Employee Transactions	—	$—
Repurchase Program (1)	3,437	$20.00	3,437	81,483
September 1 - September 30, 2014
Employee Transactions (2)	258	$18.45
Repurchase Program	—	$—	—	81,483

(1)	On August 21, 2014, the Registrant purchased 3,437 shares of common stock for an aggregate cash price of $69,000. As of September 30, 2014, there are 81,483 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.
(2)	Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of the Registrant. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to the Registrant’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 12, 2014	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2014	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

