Form 10-K
period 2014-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2015-03-13
CIK 803164

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of June 30, 2014, the aggregate market value of common stock held by non-affiliates of the Registrant was $55.0 million. This amount is based on an average bid price of $18.45 per share for the Registrant’s stock as of such date.

As of February 28, 2015, the Registrant had 3,283,049 shares of common stock outstanding.

1

ChoiceOne Financial Services, Inc.

Form 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne Financial Services, Inc. Words such as “anticipates,” “believes,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “estimates,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other than temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne Financial Services, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking laws and regulations, including the impact of Basel III; changes in tax laws; changes in accounting rules; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior as well as their ability to repay loans; changes in the local and national economies; changes in market conditions; the level and timing of asset growth; local and global uncertainties such as acts of terrorism and military actions; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.	Business

General

ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Company on April 6, 1987. The Company’s only subsidiary and significant asset as of December 31, 2014, was ChoiceOne Bank (the “Bank”). Effective January 1, 1996, the Bank acquired all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc. (formerly Bradford Insurance Centre, Ltd.), an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”). Effective January 1, 2002, the Bank formed ChoiceOne Mortgage Company of Michigan (the “Mortgage Company”). In December 2008, the operations of the Mortgage Company were consolidated into the Bank and the Mortgage Company subsidiary was eliminated. The Bank also owns a 25% interest in a non-banking corporation, West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan. Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp. (“VRFC”), a single-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Company issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank.

The Company’s business is primarily concentrated in a single industry segment - banking. The Bank is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank’s consumer loan department makes direct and indirect loans to consumers and purchasers of residential and real property. The Mortgage Company originated and sold a full line of conventional type mortgage loans for 1-4 family and multi-family residential real estate properties. No material part of the business of the Company or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Company.

The Bank’s primary market area lies within Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. Currently the Bank serves these markets through twelve full-service offices. The Company and the Bank have no foreign assets or income.

At December 31, 2014, the Company had consolidated total assets of $549.6 million, net loans of $341.9 million, total deposits of $434.8 million and total shareholders’ equity of $66.2 million. For the year ended December 31, 2014, the Company recognized consolidated net income of $5.7 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 61%, 63%, and 62% of total revenues in 2014, 2013, and 2012, respectively. Interest on securities accounted for 13%, 13%, and 12% of total revenues in 2014, 2013, and 2012, respectively. For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

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

Supervision and Regulation

Banks and bank holding companies are extensively regulated. The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company’s activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Company to acquire control of any additional bank holding companies, banks or other operating subsidiaries. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support it.

The Bank is chartered under state law and is subject to regulation by the Michigan Office of Financial and Insurance Regulation. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided by law. The Bank is a member of the Federal Home Loan Bank system, which provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

The Company is a legal entity separate and distinct from the Bank. The Company’s primary source of funds available to pay dividends to shareholders is dividends paid to it by the Bank. There are legal limitations on the extent to which the Bank can lend or otherwise supply funds to the Company. In addition, payment of dividends to the Company by the Bank is subject to various state and federal regulatory limitations.

The FDIC formed the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of the Bank up to a maximum amount of $250,000 per separately insured depositor. FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefine an institution’s assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also establish the general assessment rate for Risk Category 1 institutions, such as the Bank, at 5 to 9 basis points (annualized).

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

The Company and the Bank are subject to regulatory “risk-based” capital guidelines. Failure to meet these capital guidelines could subject the Company or the Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, the Bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” and “critically-undercapitalized.” A depository institution’s capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include Tier 1 and total risk-based capital ratio measures and a leverage capital ratio measure. Under certain circumstances, the appropriate banking agency may treat a well-capitalized, adequately-capitalized, or undercapitalized institution as if the institution were in the next lower capital category.

Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, the banking regulator must generally appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches, accepting or renewing any brokered deposits or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Basel III: On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015.

Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the Bank Secrecy Act, Office of Foreign Assets Controls regulations, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve Board, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Department of Insurance and Financial Services, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Effects of Compliance With Environmental Regulations

The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of clean up of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Company or the Bank, or where compliance with these provisions will adversely affect a borrower’s ability to comply with the terms of loan contracts.

Employees

As of February 28, 2015, the Company, the Bank and the Insurance Agency employed 151 employees, of which 120 were full-time employees. The Company, the Bank, and the Insurance Agency believe their relations with their employees are good.

Statistical Information

Additional statistical information describing the business of the Company appears on the following pages and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto in Item 8 of this report. The following statistical information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes in this report.

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)	2014	2013	2012

U.S. Government and federal agency	$44,503	$43,722	$40,268
U.S. Treasury notes and bonds	8,058	7,224	7,398
State and municipal	69,835	64,775	64,678
Mortgage-backed securities	8,942	8,470	12,526
Corporate	7,538	8,815	6,712
Foreign debt securities	994	990	1,001
Equity securities	2,275	1,603	1,909
Asset-backed securities	376	483	—
Total	$142,521	$136,082	$134,492

The Company did not hold investment securities from any one issuer at December 31, 2014, that were greater than 10% of the Company’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2014 and 2013, a schedule of maturities of securities as of December 31, 2014, and the weighted average yields of securities as of December 31, 2014:

	Securities maturing within:
	Less than	1 Year -	5 Years -	More than	Fair Value at Dec. 31	Fair Value at Dec. 31
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2014	2013

U.S. Government and federal agency	$9,051	$35,452	$—	$—	$44,503	$43,722
U.S. Treasury notes and bonds	—	8,058	—	—	8,058	7,224
State and municipal	9,035	29,094	30,561	1,145	69,835	64,775
Mortgage-backed securities	26	117	2,863	5,936	8,942	8,470
Corporate	507	7,031	—	—	7,538	8,815
Foreign debt securities	—	994	—	—	994	990
Asset-backed securities	376	—	—	—	376	483
Total debt securities	18,995	80,746	33,424	7,081	140,246	134,479

Equity securities (2)	—	—	—	2,275	2,275	1,603
Total	$18,995	$80,746	$33,424	$9,356	$142,521	$136,082

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.82%	1.29%	—%	—%	1.40%
U.S. Treasury notes and bonds	—	1.15	—	—	1.15
State and municipal (1)	3.42	4.04	3.94	5.27	3.93
Mortgage-backed securities	4.94	2.05	1.92	2.37	2.04
Corporate	2.20	1.66	—	—	1.69
Foreign debt securities	—	1.10	—	—	1.10
Asset-backed securities	0.50	—	—	—	0.50
Equity securities (2)	—	—	—	4.10	4.10

(1)	The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.
(2)	Equity securities are preferred and common stock that may or may not have a stated maturity.

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below:

(Dollars in thousands)

	2014	2013	2012	2011	2010
Agricultural	$41,098	$37,048	$31,790	$38,929	$29,681
Commercial and industrial	88,062	68,530	67,365	58,685	55,947
Consumer	20,752	19,931	19,367	18,657	16,709
Real estate - commercial	99,807	96,987	93,312	106,250	116,351
Real estate - construction	2,691	890	1,056	1,169	853
Real estate - residential	93,703	92,580	98,578	96,437	97,399
Total loans, gross	$346,113	$315,966	$311,468	$320,127	$316,940

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2014. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2014.

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$9,959	$15,484	$15,655	$41,098
Commercial and industrial	22,516	51,869	13,677	88,062
Real estate - commercial	24,700	54,982	20,125	99,807
Real estate - construction	2,691	—	—	2,691
Totals	$59,866	$122,335	$49,457	$231,658

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Sensitivity to Changes in Interest Rates
Loans with fixed interest rates	$23,486	$119,964	$49,172	$192,622
Loans with floating or adjustable interest rates	36,380	2,371	285	39,036
Totals	$59,866	$122,335	$49,457	$231,658

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2014	2013	2012	2011	2010
Loans accounted for on a nonaccrual basis	$3,361	$3,123	$2,331	$4,155	$6,273
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	58	11	30	70	23
Loans defined as "troubled debt restructurings"	3,175	4,523	4,405	2,448	2,141
Totals	$6,594	$7,657	$6,766	$6,673	$8,437

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2014	2013	2012	2011	2010
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$204	$251	$183	$373	$492
Interest on non-performing loans that was actually recorded when received	$—	$—	$—	$—	$2

Potential Problem Loans

At December 31, 2014, there were $7.2 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $1.1 million from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2014. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2014, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest-Bearing Assets

As of December 31, 2014, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

(Dollars in thousands)	2014	2013	2012	2011	2010

Balance at January 1	$4,735	$5,852	$5,213	$4,729	$4,322

Charge-offs:
Agricultural	—	88	—	45	—
Commercial and industrial	1	122	405	228	765
Consumer	273	351	338	361	444
Real estate - commercial	665	858	869	1,357	1,523
Real estate - construction	—	—	—	—	—
Real estate - residential	133	732	887	1,677	1,152
Total charge-offs	1,072	2,151	2,499	3,668	3,884

Recoveries:
Agricultural	20	6	5	10	—
Commercial and industrial	119	337	61	32	68
Consumer	179	175	214	217	230
Real estate - commercial	48	84	224	89	16
Real estate - construction	—	—	—	—	—
Real estate - residential	44	132	119	104	27
Total recoveries	410	734	623	452	341

Net charge-offs	662	1,417	1,876	3,216	3,543

Additions charged to operations (1)	100	300	2,515	3,700	3,950

Balance at December 31	$4,173	$4,735	$5,852	$5,213	$4,729

Ratio of net charge-offs during the period to average loans outstanding during the period	0.20%	0.45%	0.61%	1.01%	1.12%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2014	2013	2012	2011	2010
Agricultural	$186	$178	$140	$55	$181
Commercial and industrial	527	562	381	609	641
Consumer	184	192	250	197	243
Real estate - commercial	1,641	1,842	2,596	2,299	1,729
Real estate - construction	9	12	15	34	2
Real estate - residential	1,193	1,626	1,923	1,847	1,554
Unallocated	433	323	547	172	379
Total allowance	$4,173	$4,735	$5,852	$5,213	$4,729

The decreases in the allowance allocations to commercial real estate loans and residential real estate loans were due to a reduction in historical charge-off levels in these loan categories.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2014.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31:

	2014	2013	2012	2011	2010
Agricultural	12%	12%	10%	12%	9%
Commercial and industrial	25	22	22	18	18
Consumer	6	6	6	6	5
Real estate - commercial	29	31	30	33	37
Real estate - construction	1	—	—	1	—
Real estate - residential	27	29	32	30	31
Total allowance	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2014		2013		2012
Noninterest-bearing demand	$109,556	—	$93,853	—	$83,810	—
Interest-bearing demand and money market deposits	137,924	0.16%	132,053	0.20%	136,118	0.27%
Savings	67,869	0.06	65,484	0.06	50,252	0.12
Certificates of deposit	107,388	0.73	119,072	0.86	138,805	1.20
Total	$422,737	0.25%	$410,462	0.32%	$408,985	0.51%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2014:

(Dollars in thousands)

Maturing in less than 3 months	$17,219
Maturing in 3 to 6 months	14,101
Maturing in 6 to 12 months	11,008
Maturing in more than 12 months	14,711
Total	$57,039

At December 31, 2014, the Bank had no material foreign deposits.

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2014	2013	2012
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$401	$578	$97
Average interest rate during the year	0.36%	0.36%	0.14%
Maximum month end balance during the year	$2,149	$5,597	$—

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2014	2013	2012
Outstanding balance at December 31	$26,743	$26,033	$19,572
Average interest rate at December 31	0.19%	0.22%	0.25%
Average balance during the year	$22,594	$19,456	$19,289
Average interest rate during the year	0.20%	0.23%	0.27%
Maximum month end balance during the year	$28,719	$26,995	$22,984

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2014	2013	2012
Outstanding balance at December 31	$18,000	$6,000	$—
Average interest rate at December 31	0.41%	0.40%	—%
Average balance during the year	$14,556	$7,415	$—
Average interest rate during the year	0.43%	0.60%	—%
Maximum month end balance during the year	$25,868	$12,409	$—

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2014, 2013 or 2012.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2014	2013	2012
Return on assets(net income divided by average total assets)	1.08%	1.01%	0.85%

Return on equity(net income dividend by average equity)	8.88%	8.31%	7.17%

Dividend payout ratio(dividends declared per share divided by net income per share)	34.15%	34.93%	38.67%

Equity to assets ratio(average equity divided by average total assets)	12.18%	12.21%	11.87%

Item 1A.	Risk Factors

The Company is subject to many risks and uncertainties. Although the Company seeks ways to manage these risks and develop programs to control risks to the extent that management can control them, the Company cannot predict the future. Actual results may differ materially from management’s expectations. Some of these significant risks and uncertainties are discussed below. The risks and uncertainties described below are not the only ones that the Company faces. Additional risks and uncertainties of which the Company is unaware, or that it currently does not consider to be material, also may become important factors that affect the Company and its business. If any of these risks were to occur, the Company’s business, financial condition or results of operations could be materially and adversely affected.

Investments in the Company’s common stock involve risk.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

•	Variations in quarterly or annual operating results
•	Changes in dividends per share
•	Changes in interest rates
•	New developments in the banking industry
•	Acquisitions or business combinations involving the Company or its competition
•	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated
•	Volatility of stock market prices and volumes
•	Changes in market valuations of similar companies
•	New litigation or contingencies or changes in existing litigation or contingencies
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
•	Rumors or erroneous information
•	Credit and capital availability
•	Issuance of additional shares of common stock or other debt or equity securities of the Company

Asset quality could be less favorable than expected.

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Company are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination and other external events. In addition, collateral appraisals that are out of date or that do not meet industry recognized standards may create the impression that a loan is adequately collateralized when in fact it is not.

The Company’s allowance for loan losses may not be adequate to cover actual loan losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. If its assumptions are wrong, the allowance for loan losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results, and may cause it to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s. Any increase in the allowance for loan losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations.

General economic conditions in the state of Michigan could be less favorable than expected.

The Company is affected by general economic conditions in the United States, although most directly within Michigan. An economic downturn within Michigan could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

The Company could be adversely affected by the soundness of other financial institutions, including defaults by larger financial institutions.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. The Company has exposure to multiple counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Company or by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

If the Company does not adjust to changes in the financial services industry, its financial performance may suffer.

The Company’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for the Company’s customers and services. Financial services and products are also constantly changing. The Company’s financial performance will also depend in part upon customer demand for the Company’s products and services and the Company’s ability to develop and offer competitive financial products and services.

Changes in interest rates could reduce the Company’s income and cash flow.

The Company’s income and cash flow depends, to a great extent, on the difference between the interest earned on loans and securities, and the interest paid on deposits and other borrowings. Market interest rates are beyond the Company’s control, and they fluctuate in response to general economic conditions and the policies of various governmental and regulatory agencies including, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates and interest rate relationships, will influence the origination of loans, the purchase of investments, the generation of deposits and the rate received on loans and securities and paid on deposits and other borrowings.

The Company is subject to liquidity risk in its operations, which could adversely affect its ability to fund various obligations.

Liquidity risk is the possibility of being unable to meet obligations as they come due or capitalize on growth opportunities as they arise because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit obligations to borrowers, loan originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures. Liquidity is derived primarily from retail deposit growth and earnings retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding. If the Company is unable to maintain adequate liquidity, then its business, financial condition and results of operations would be negatively affected.

The Dodd-Frank Act may have a significant impact on the Company and results of its operations.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations became effective in January 2014. In addition, the CFPB has issued regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and the Real Estate Settlement Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs and could change the products and/or services that are currently being offered, which could be significant and could adversely impact the Company’s results of operations, financial condition or liquidity.

The Company relies heavily on its management and other key personnel, and the loss of any of them may adversely affect its operations.

The Company is and will continue to be dependent upon the services of its management team and other key personnel. Losing the services of one or more key members of the Company’s management team could adversely affect its operations.

The Company may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company’s financial condition and results of operations.

The Company and the Bank are regularly involved in a variety of litigation arising out of the normal course of business. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause the Company to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Company’s insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

If the Company cannot raise additional capital when needed, its ability to further expand its operations through organic growth or acquisitions could be materially impaired.

The Company is required by federal and state regulatory authorities to maintain specified levels of capital to support its operations. The Company may need to raise additional capital to support its current level of assets or its growth. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. The Company cannot assure that it will be able to raise additional capital in the future on terms acceptable to it or at all. If the Company cannot raise additional capital when needed, its ability to maintain its current level of assets or to expand its operations through organic growth or acquisitions could be materially limited.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm the Company’s business.

As part of its business, the Company collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties. Despite the security measures the Company has in place for its facilities and systems, and the security measures of its third party service providers, the Company may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company’s reputation, expose it to the risks of litigation and liability, disrupt the Company’s operations and have a material adverse effect on the Company’s business.

The Company’s information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business and deliver its products. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of the Company’s information systems or its customers’ information or computer systems would not damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company’s business.

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.

The Company relies on dividends from the Bank for most of its revenue.

The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay cash dividends on the Company’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay cash dividends on its common stock. The earnings of the Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting the Company and the Bank.

Additional risks and uncertainties could have a negative effect on financial performance.

Additional factors could have a negative effect on the financial performance of the Company and the Company’s common stock. Some of these factors are financial market conditions, changes in financial accounting and reporting standards, new litigation or changes in existing litigation, regulatory actions and losses.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

 The offices of the Bank and Insurance Agency as of February 28, 2015, were as follows:

Company’s, Bank’s and Insurance Agency’s main office:
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

The Company, Bank and Insurance Agency believe that their offices are suitable and adequate for their future needs and are in good condition. The Company’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2014, there are no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Several brokers trade ChoiceOne’s common shares in the over-the-counter bulletin board market. There is no well-established public trading market for the shares and trading activity is infrequent. ChoiceOne’s trading volume and recent share price information can be viewed under the symbol ‘COFS.OB’ on certain financial websites.

The range of high and low bid prices for shares of common stock for each quarterly period during the past two years is as follows:

	2014		2013
	Low	High	Low	High
First Quarter	$16.50	$18.00	$14.21	$16.47
Second Quarter	17.21	18.80	15.00	17.00
Third Quarter	18.25	22.00	16.40	17.09
Fourth Quarter	20.01	23.00	16.25	17.10

The prices listed above are over-the-counter market quotations reported to ChoiceOne by its market makers. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2015, the average bid price for shares of ChoiceOne common stock was $22.77.

As of February 28, 2015, there were 757 shareholders of record of ChoiceOne Financial Services, Inc. common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2014 and 2013:

	2014	2013
First Quarter	$0.14	$0.13
Second Quarter	0.15	0.13
Third Quarter	0.15	0.14
Fourth Quarter	0.15	0.14
Total	$0.59	$0.54

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by ChoiceOne Bank. ChoiceOne Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2015, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

On October 7, 2014, the Company issued 417 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $9,000. On December 10, 2014, the Company issued 196 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $4,000. The Company relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding the Company’s purchases of its own common stock during the quarter ended December 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

(Dollars in thousands, except per share data)

Period

October 1 - October 31, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—	—	81,483
November 1 - November 30, 2014
Employee Transactions	—	$—
Repurchase Program (1)	6,059	$22.19	6,059	75,424
December 1 - December 31, 2014
Employee Transactions	—	$—
Repurchase Program	—	$—	—	75,424

(1)	On November 5, 2014, the Company purchased 2,700 shares of common stock for an aggregate cash price of $57,000. On November 24, 2014, the Company purchased 3,359 shares of common stock for an aggregate cash price of $77,000. As of December 31, 2014, there are 75,424 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.	Selected Financial Data

ChoiceOne Financial Services, Inc.
Selected Financial Data

(Dollars in thousands, except per share data)
	2014	2013	2012	2011	2010
For the year
Net interest income	$17,863	$17,596	$17,675	$17,922	$16,995
Provision for loan losses	100	300	2,515	3,700	3,950
Noninterest income	6,802	6,245	6,889	6,139	5,569
Noninterest expense	16,794	16,664	16,444	15,788	15,249
Income before income taxes	7,771	6,877	5,605	4,573	3,365
Income tax expense	2,076	1,783	1,343	1,060	654
Net income	5,695	5,094	4,262	3,513	2,711
Cash dividends declared	1,945	1,780	1,648	1,578	1,572

Per share
Basic earnings	$1.73	$1.55	$1.29	$1.07	$0.83
Diluted earnings	1.72	1.54	1.29	1.07	0.83
Cash dividends declared	0.59	0.54	0.50	0.48	0.48
Shareholders' equity (at year end)	20.08	18.68	18.35	17.58	16.56

Average for the year
Securities	$142,361	$133,704	$129,337	$104,986	$86,437
Gross loans	330,355	312,798	307,639	317,271	315,031
Deposits	422,737	410,462	408,985	396,474	374,274
Federal Home Loan Bank advances	14,555	7,415	6,130	8,461	16,477
Shareholders' equity	64,143	61,317	59,431	56,098	54,012
Assets	526,669	502,333	500,636	486,478	469,484

At year end
Securities	$145,706	$139,832	$138,242	$118,025	$94,979
Gross loans	346,113	315,966	311,468	320,127	316,940
Deposits	434,828	418,127	424,199	403,365	389,884
Federal Home Loan Bank advances	18,363	6,392	420	8,447	8,473
Shareholders' equity	66,190	61,558	60,506	57,904	54,313
Assets	549,640	514,575	508,913	495,914	480,524

Selected financial ratios
Return on average assets	1.08%	1.01%	0.85%	0.72%	0.58%
Return on average shareholders' equity	8.88	8.31	7.17	6.26	5.02
Cash dividend payout as a percentage of net income	34.15	34.93	38.67	44.92	57.99
Shareholders' equity to assets (at year end)	12.04	11.96	11.89	11.68	11.30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne, and its wholly-owned subsidiaries, the Bank and the Insurance Agency. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

RESULTS OF OPERATIONS

Summary
Net income for 2014 was $5,695,000, which represented a $601,000 or 12% increase from 2013. The growth in net income resulted primarily from lower interest expense, a lower provision for loan losses and an increase in noninterest income in 2014 compared to 2013. Net charge-offs were lower in 2014 than 2013, which caused the need for less provision expense. Net interest income increased $267,000 in 2014 compared to the prior year as a 23 basis point decrease in the rate earned on earning assets was applied to a larger dollar volume in addition to the 8 basis point reduction in the rate paid on interest-bearing liabilities. The increase in noninterest expense was due to higher salaries and benefits and data processing partially offset by lower loan and collection expense in 2014 compared to the prior year.

Net income for 2013 was $5,094,000, which represented an $832,000 or 20% increase from 2012. The growth in net income resulted primarily from a lower provision for loan losses, which was partially offset by a decrease in net interest income and an increase in noninterest expense in 2013 compared to 2012. Net charge-offs were lower in 2013 than 2012, which caused the need for less provision expense. Although average earning assets grew $4.3 million in 2013, net interest income decreased $79,000 in 2013 compared to the prior year as a 31 basis point decrease in the rate earned on earning assets was applied to a larger dollar volume than the 31 basis point reduction in the rate paid on interest-bearing liabilities. The increase in noninterest expense was due to higher salaries and benefits and other noninterest expense in 2013 compared to the prior year.

Dividends
Cash dividends of $1,945,000 or $0.59 per common share were declared in 2014, compared to $1,780,000 or $0.54 per common share in 2013 and $1,648,000 or $0.50 per common share in 2012. Dividends declared were $0.15 per share for the last three quarters and $0.14 per share for the first quarter in 2014. Dividends declared were $0.14 per share for the last two quarters and $0.13 per share for the first two quarters in 2013. Dividends declared were $0.13 per share for the last two quarters and $0.12 per share for the first two quarters in 2012. The dividend yield on ChoiceOne’s common stock was 2.57% in 2014, compared to 3.16% in 2013 and 3.42% in 2012. The cash dividend payout as a percentage of net income was 34% in 2014, compared to 35% in 2013 and 39% in 2012.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year ended December 31,
	2014			2013			2012
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (2)	$330,355	$15,775	4.78%	$312,798	$15,814	5.06%	$307,639	$16,891	5.49%
Taxable securities (3)	97,435	1,847	1.90	91,083	1,812	1.99	90,783	1,958	2.16
Nontaxable securities (1)	44,926	2,102	4.68	42,621	2,099	4.92	38,554	2,053	5.32
Other	4,165	9	0.22	4,817	12	0.25	10,021	25	0.25
Interest-earning assets	476,881	19,733	4.14	451,319	19,737	4.37	446,997	20,927	4.68
Noninterest-earning assets (4)	49,788			51,014			53,639
Total assets	$526,669			$502,333			$500,636

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$137,924	$220	0.16%	$132,053	$261	0.20%	$136,118	$364	0.27%
Savings deposits	67,869	41	0.06	65,484	40	0.06	50,252	59	0.12
Certificates of deposit	107,388	780	0.73	119,072	1,027	0.86	138,805	1,664	1.20
Advances from Federal Home Loan Bank	14,555	63	0.43	7,415	45	0.61	6,130	271	4.42
Other	22,995	47	0.20	20,034	46	0.23	22,282	186	0.83
Interest-bearing liabilities	350,731	1,151	0.33	344,058	1,419	0.41	353,587	2,544	0.72
Demand deposits	109,556			93,853			83,810
Other noninterest-bearing liabilities	2,239			3,105			3,808
Total liabilities	462,526			441,016			441,205
Shareholders' equity	64,143			61,317			59,431
Total Liabilities and
shareholders' equity	$526,669			$502,333			$500,636

Net interest income (tax-equivalent basis)-interest spread		18,582	3.81%		18,318	3.96%		18,383	3.96%
Tax-equivalent adjustment (1)		(719)			(722)			(708)
Net interest income		$17,863			$17,596			$17,675
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.90%			4.06%			4.11%

(1)	Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.

(2)	Interest on loans included net origination fees charged on loans of approximately $873,000, $909,000, and $885,000 in 2014, 2013, and 2012, respectively.

(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.

(4)	Noninterest-earning assets include loans on a nonaccrual status, which averaged approximately $3,613,000, $2,132,000, and $4,364,000 in 2014, 2013, and 2012, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year ended December 31,
(Dollars in thousands)	2014 Over 2013			2013 Over 2012
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(39)	$863	$(902)	$(1,077)	$279	$(1,356)
Taxable securities	35	124	(89)	(146)	7	(153)
Nontaxable securities (2)	3	111	(108)	46	207	(161)
Other	(3)	(2)	(1)	(13)	(13)	—
Net change in interest income	(4)	1,096	(1,100)	(1,190)	480	(1,670)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(40)	11	(51)	(103)	(11)	(92)
Savings deposits	1	1	(0)	(19)	15	(34)
Certificates of deposit	(247)	(95)	(152)	(637)	(214)	(423)
Advances from Federal Home Loan Bank	18	34	(16)	(226)	47	(273)
Other	1	6	(5)	(140)	(17)	(123)
Net change in interest expense	(268)	(43)	(225)	(1,125)	(180)	(945)

Net change in tax-equivalent net interest income	$264	$1,139	$(875)	$(65)	$660	$(725)

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

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the years presented.

Net Interest Income

As shown in Tables 1 and 2, tax-equivalent net interest income increased $264,000 in 2014 compared to 2013. The increase was attributed to $25.6 million in interest-earning assets and a decrease of 8 basis points on interest-bearing liabilities, partially offset by a 23 basis point decline in the average rate on interest-earning assets. ChoiceOne’s net interest spread declined 15 basis points in 2014 compared to 2013 as growth of average interest-earning assets was offset by the compression of net interest margin.

The average balance of loans increased $17.6 million in 2014 compared to 2013. $19.9 million of growth came from loans to businesses in ChoiceOne’s markets as calling efforts were emphasized in 2014. Consumer loans increased $1.0 million due to marketing and ChoiceOne’s referral program. Residential mortgage loans declined $3.3 million as some loans held in portfolio were refinanced during 2014 and sold in the secondary market. Offsetting the loan growth with a 28 basis point decrease in the average rate earned on loans, interest income on loans declined $39,000 in 2014 compared to the prior year. The average balance of total securities increased by $8.7 million in 2014 compared to 2013 as securities were purchased to provide earning assets growth. This growth in the average balance was partially offset by a lower average rate earned on securities, which caused interest income from securities to increase $38,000 in 2014 compared to the prior year. The average balance of other interest-earning assets decreased $652,000 as excess funds were deployed toward loan and securities growth, resulting in a decrease of $3,000 in interest income for 2014 compared to 2013.

The average balance of interest-bearing demand deposits increased $5.9 million in 2014 compared to 2013. The effect of this increase, partially offset by a 4 basis point decline in the average rate paid, caused interest expense to be $40,000 lower in 2014 than in the prior year. The effect of $2.4 million of growth in average savings deposits caused a $1,000 increase in interest expense in 2014 compared to the prior year. The average balance of certificates of deposit was $11.7 million lower in 2014 than in the prior year. The average balance decrease plus the effect of a 13 basis point decline in the average rate paid caused interest expense on certificates of deposit to fall $247,000 in 2014 compared to 2013. A $7.1 million increase in the average balance of Federal Home Loan Bank advances, partially offset by an 18 basis point decrease in the average rate paid, caused interest expense to increase $18,000 in 2014 compared to the prior year. The growth experienced in non-interest bearing demand deposits and savings deposits was primarily due to depositors choosing the liquidity and safety afforded by this type of deposit as compared to certificates of deposit or nonbank investments.

ChoiceOne’s net interest income spread was 3.81% (shown in Table 1) for 2014 and 3.96% for 2013. The average yield received on interest-earning assets in 2014 decreased 23 basis points to 4.14% while the average rate paid on interest-bearing liabilities in 2014 fell 8 basis points to 0.33%. The decline in general market interest rates in both 2013 and 2014 caused the reduction in rates for both assets and liabilities in the two time periods.

As shown in Tables 1 and 2, tax-equivalent net interest income decreased $65,000 in 2013 compared to 2012. The decrease was attributed to a 31 basis point decline in the average rate on interest earning assets offset by a 31 basis point decline in the average rate on interest-bearing liabilities,. ChoiceOne’s net interest spread remained constant in 2013 compared to 2012 as growth of $4.3 million in average interest-earning assets were offset by a decline of $9.5 million in average interest-bearing liabilities.

The average balance of loans increased $5.2 million in 2013 compared to 2012. $4.0 million of the growth came from loans to businesses in ChoiceOne’s markets as calling efforts were emphasized in 2013. The remaining $1.2 million resulted from retail lending, which was bolstered by marketing and ChoiceOne’s referral program. Combined with a 43 basis point decrease in the average rate earned on loans, interest income on loans declined $1.1 million in 2013 compared to the prior year. The average balance of total securities increased by $4.4 million in 2013 compared to 2012 as securities were purchased to provide earning assets growth. This growth in the average balance was offset by a lower average rate earned on securities, which caused interest income from securities to decrease $100,000 in 2013 compared to the prior year. The average balance of other interest-earning assets decreased $5.2 million as excess funds were deployed toward loan and securities growth, resulting in a decrease of $13,000 in interest income for 2013 compared to 2012.

The average balance of interest-bearing demand deposits decreased $4.1 million in 2013 compared to 2012. The effect of this decrease, combined with a 7 basis point decline in the average rate paid, caused interest expense to be $103,000 lower in 2013 than in the prior year. The effect of $15.2 million of growth in average savings deposits offset by a decrease in average rate paid of 6 basis points caused a $19,000 decrease in interest expense in 2013 compared to the prior year. The average balance of certificates of deposit was $19.7 million lower in 2013 than in the prior year. Approximately $16 million of the certificates of deposit decline was related to certificates from ChoiceOne’s local markets, while the remaining $3.7 million resulted from a lower level of brokered certificates. The average balance decrease plus the effect of a 34 basis point decline in the average rate paid caused interest expense on certificates of deposit to fall $637,000 in 2013 compared to 2012. A $1.3 million increase in the average balance of Federal Home Loan Bank advances, offset by a 381 basis point decrease in the average rate paid, caused interest expense to decline $226,000 in 2013 compared to the prior year. Interest expense on other interest-bearing liabilities fell $140,000 in 2013 compared to 2012 due to a reduction of 60 basis points in the average interest rate paid, plus the effect of a $2.2 million decrease in the average balance. The growth experienced in savings deposits was primarily due to depositors choosing the liquidity and safety afforded by this type of deposit as compared to certificates of deposit or nonbank investments.

ChoiceOne’s net interest income spread was 3.96% (shown in Table 1) for both 2013 and 2012. The average yield received on interest-earning assets in 2013 decreased 31 basis points to 4.37% while the average rate paid on interest-bearing liabilities in 2013 fell 31 basis points to 0.41%. The decline in general market interest rates in both 2012 and 2013 caused the reduction in rates for both assets and liabilities in the two time periods.

Allowance and Provision For Loan Losses

Information regarding the allowance and provision for loan losses can be found in Table 3 below:

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of year	$4,735	$5,852	$5,213	$4,729	$4,322
Charge-offs:
Agricultural	—	88	—	45	—
Commercial and industrial	1	122	405	228	765
Real estate - commercial	665	858	869	1,357	1,523
Real estate - construction	—	—	—	—	—
Real estate - residential	133	732	887	1,677	1,152
Consumer	273	351	338	361	444
Total	1,072	2,151	2,499	3,668	3,884

Recoveries:
Agricultural	20	6	5	10	—
Commercial and industrial	119	337	61	32	68
Real estate - commercial	48	84	224	89	16
Real estate - construction	—	—	—	—	—
Real estate - residential	44	132	119	104	27
Consumer	179	175	214	217	230
Total	410	734	623	452	341

Net charge-offs	662	1,417	1,876	3,216	3,543

Provision for loan losses	100	300	2,515	3,700	3,950

Allowance for loan losses at end of year	$4,173	$4,735	$5,852	$5,213	$4,729
Allowance for loan losses as a percentage of:
Total loans as of year end	1.21%	1.50%	1.88%	1.63%	1.49%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	63%	62%	86%	78%	56%
Ratio of net charge-offs to average total loans outstanding during the year	0.20%	0.45%	0.61%	1.01%	1.12%
Loan recoveries as a percentage of prior year's charge-offs	19%	29%	17%	12%	7%

As shown in Table 3, the provision for loan losses was $200,000 lower in 2014 than in 2013. The reduction in the provision level resulted from a decrease of $755,000 in net charge-offs experienced in 2014 compared to 2013. Net charge-offs of residential real estate loans declined $511,000 in 2014 compared to 2013, while the other loan categories experienced smaller changes. Management believes that the lower net charge-off levels are due in part to the improving economy in the Bank’s market areas. The allowance for loan losses as a percentage of total loans decreased from 1.50% as of the end of 2013 to 1.21% as of the end of 2014. The coverage ratio of the allowance for loan losses to nonperforming loans increased slightly from 62% as of December 31, 2013 to 63% as of December 31, 2014. Both the allowance balance and the balance of nonperforming loans decreased in 2014. ChoiceOne had $1.1 million of specific allowance allocations for problem loans as of the end of both 2014 and 2013. Special allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2014 and 2013 were reasonable based on the circumstances surrounding each particular borrower.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2014	2013	2012	2011	2010
Agricultural	$186	$178	$140	$55	$181
Commercial and industrial	527	562	381	609	641
Real estate - commercial	1,641	1,842	2,596	2,299	1,729
Real estate - construction	9	12	15	34	2
Real estate - residential	1,193	1,626	1,923	1,847	1,554
Consumer	184	192	250	197	243
Unallocated	433	323	547	172	379

Total allowance for loan losses	$4,173	$4,735	$5,852	$5,213	$4,729

The decreases in the allowance allocations to commercial real estate loans and residential real estate loans were due to a reduction in historical charge-off levels in these loan categories.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2014 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $557,000 in 2014 compared to 2013. Customer service charges increased $274,000 in 2014 compared to the prior year as a result of service charges on ChoiceOne’s new checking accounts and growth in debit card fee income. An increase in insurance and investment commissions of $80,000 in 2014 compared to 2013 was due to overall higher volumes including brokerage fees for investment transactions for customers. Gains on sales of loans decreased $543,000 in 2014 compared to 2013 as increases in longer-term mortgage rates that occurred in the second half of 2013 and early 2014 caused a reduction in residential mortgage volume, while a decline in longer-term interest rates in the last quarter of 2014 had a positive impact on mortgage volume. Gains on sales of securities increased $174,000 as rates stayed relatively flat during 2014, allowing for opportunities to harvest gains on the security portfolio. Losses on sales of other assets were $687,000 lower in 2014 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were significantly lower in 2014 than in 2013. Other noninterest income declined $119,000 in 2014 compared to 2013 as a result of losses experienced in the Company’s investments in its data processing subsidiary and a title insurance agency.

Total noninterest income decreased $487,000 in 2013 compared to 2012. Customer service charges increased $312,000 in 2013 compared to the prior year due to growth in overdraft fees and debit card volume. An increase in insurance and investment commissions of $115,000 in 2013 compared to 2012 was due to overall higher volumes including brokerage fees for investment transactions for customers, including REIT sales. Gains on sales of securities decreased $282,000 primarily due to the rise in interest rates during 2013, which negated any gains securities had built up. Losses on sales of other assets were $464,000 higher in 2013 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were significantly higher in 2013 than in 2012. Earnings on life insurance policies decreased $148,000 in 2013 compared to 2012 as the prior year included a death benefit received.

Noninterest Expense

Total noninterest expense increased $130,000 in 2014 compared to 2013. Salaries and benefits increased $216,000 in 2014 compared to the prior year as higher costs related to salaries, health insurance, and retirement contributions were partially offset by lower commission expenses. Data processing expense increased $182,000 as a result of higher costs related to electronic banking and software maintenance costs. The $255,000 decrease in collection expense in 2014 compared to the prior year was caused by a lower level of other real estate properties and lower costs related to collection of nonperforming loans and maintenance of foreclosed properties.

Total noninterest expense increased $377,000 in 2013 compared to 2012. Salaries and benefits increased $367,000 in 2013 compared to the prior year as a result of higher commission expense related to investment sales, performance bonuses, and the hiring of several new employees. Occupancy and equipment expense increased $85,000 from 2012 to 2013 primarily due to several small remodeling projects and information technology related equipment purchases. Supplies and postage expense was $63,000 higher in 2013 than in 2012 as a result of a postage increase and additional supplies purchased to build stock. The $212,000 decrease in collection expense in 2013 compared to the prior year was caused by a lower level of other real estate properties. FDIC insurance expense declined $47,000 in 2013 compared to 2012 due to 2013 benefiting from a full year under a lower insurance assessment base changed during 2012.

Income Taxes

Income taxes were $2.1 million in 2014, compared to $1.8 million in 2013 and $1.3 million in 2012. The increase in income tax expense in each period was caused by higher income before income tax compared to the prior year. The effective tax rate was 27% in 2014, compared to 26% in 2013 and 24% in 2012. The increase in the effective tax rate was caused by the portion of income before income tax comprised of nontaxable income declining in both 2013 and 2014.

Financial Condition

Summary
Total assets were $549.6 million as of December 31, 2014, which represented an increase of $35.1 million or 6.8% from the end of 2013. Securities available for sale increased $6.4 million during 2014 as management purchased securities to support asset growth. Loans increased $30.1 million in 2014, with most of the increase occurring in commercial and industrial loans and agricultural loans. The allowance for loan losses decreased $562,000 as the quality of loans continued to improve allowing for lower net charge-offs and minimal provision expense. Net other real estate owned decreased $358,000 in 2014 with increased effort of the bank to reduce this balance and therefore collection expenses. Total deposits increased $16.7 million in 2014 due to increases in checking deposits and savings deposits, which were partially offset by a decrease in local certificates of deposit.

Securities

The Bank’s securities available for sale balances as of December 31 were as follows:

(Dollars in thousands)
	2014	2013
U.S. Government and federal agency	$44,503	$43,722
U.S. Treasury notes and bonds	8,058	7,224
State and municipal	69,835	64,775
Mortgage-backed	8,942	8,470
Corporate	7,538	8,815
Foreign debt	994	990
Equity securities	2,275	1,603
Asset-backed securities	376	483
Total	$142,521	$136,082

The securities available for sale portfolio increased $6.4 million from December 31, 2013 to December 31, 2014. ChoiceOne purchased $41.8 million of securities during 2014 to replace securities that matured or were called and to provide growth in earning assets. Approximately $9.0 million in various securities were called or matured in 2014. Principal payments for municipal and mortgage-backed securities totaling $2.5 million were received during 2014. Various securities totaling approximately $24.8 million were sold during 2014 for net gains totaling $311,000. The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent. Also, certain securities are sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding.

Equity securities included a money market preferred security (MMP) and a trust preferred security totaling $1.5 million and common stock of $775,000 as of December 31, 2014. As of December 31, 2013, equity securities included an MMP of $1.4 million and common stock of $214,000.

Management will continue to monitor its securities in 2015. Securities may be sold if believed prudent from a risk standpoint.

Loans

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2014	2013
Agricultural	$41,098	$37,048
Commercial and industrial	88,062	68,530
Consumer	20,752	19,931
Real estate - commercial	99,807	96,987
Real estate - construction	2,691	890
Real estate - residential	93,703	92,580
Total loans	$346,113	$315,966

The loan portfolio (excluding loans held for sale) increased $30.1 million from December 31, 2013 to December 31, 2014. Economic factors in ChoiceOne’s market areas demonstrated signs of improvement, which affected loan demand in 2014. Growth experienced in all loan categories was due in part to calling efforts by ChoiceOne’s loan officers. Marketing efforts also helped growth in retail loans. Continued low interest rates supported residential real estate growth and volume during 2014.

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. In addition to its review of the loan portfolio for impaired loans, management also monitors various nonperforming loans. Nonperforming loans are comprised of (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or past due 90 days or more, which are considered troubled debt restructurings.

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2014	2013
Loans accounted for on a nonaccrual basis	$3,361	$3,123
Loans contractually past due 90 days or more as to principal or interest payments	58	11
Loans considered troubled debt restructurings which are not included above	3,175	4,523
Total	$6,594	$7,657

Nonaccrual loans included $38,000 in commercial and industrial loans, $2.7 million in commercial real estate loans, and $671,000 in residential real estate loans as of December 31, 2014. Nonaccrual loans included $452,000 in agricultural loans, $372,000 in commercial and industrial loans, $2,000 in consumer loans, $1.6 million in commercial real estate loans, and $691,000 in residential real estate loans as of December 31, 2013. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $26,000 in consumer loans, $1.2 million in commercial real estate loans, and $1.9 million in residential real estate loans at December 31, 2014, compared to $29,000 in consumer loans, $2.6 million in commercial real estate loans, and $1.9 million in residential real estate loans at December 31, 2013. The decrease in the balance of troubled debt restructurings in 2014 was primarily due to loan payoffs. Troubled debt restructurings consist of loans where the terms have been modified to assist the borrowers in making their payments. The modifications can include capitalization of interest onto the principal balance, reduction in interest rate, and extension of the loan term.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $7.2 million as of December 31, 2014, compared to $14.0 million as of December 31, 2013.

Deposits and Other Funding Sources

The Bank’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2014	2013
Noninterest-bearing demand deposits	$113,006	$102,243
Interest-bearing demand deposits	71,651	64,560
Money market deposits	78,272	75,110
Savings deposits	67,035	63,681
Local certificates of deposit	104,864	112,533
Total deposits	$434,828	$418,127

Total deposits increased $16.7 million from December 31, 2013 to December 31, 2014. Local certificates of deposit fell $7.7 million during 2014. Management believes that the decline in local certificates of deposits is in part due to the customer base both reentering the stock market and wanting more liquid funds available as seen in the increase in demand deposits, savings deposits, and money market deposits of $24.4 million.

Securities sold under agreements to repurchase increased $710,000 during 2014. The increase was due to growth in sweep repurchase accounts used by the Bank’s local customers. Advances from the Federal Home Loan Bank of Indianapolis increased $12.0 million in 2014 due to additional advances taken to fund loan and securities growth. A blanket collateral agreement covering residential real estate loans was pledged against all outstanding advances at the end of 2014. Approximately $28.3 million of additional advances were available as of December 31, 2014 based on the collateral pledged.

In 2015, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB, repurchase agreements and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders’ equity increased $4.6 million from December 31, 2013 to December 31, 2014. The growth in equity resulted from the retention of earnings in 2014 as net income exceeded dividends paid by $3.8 million. Other comprehensive income increased $925,000 in 2014 primarily due to declining interest rates affecting unrealized gains on available for sale securities.

Note 20 to the consolidated financial statements presents regulatory capital information for the Bank at the end of 2014 and 2013. Management will monitor these capital ratios closely during 2015 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered “well capitalized” by regulatory guidelines. At December 31, 2014, the Bank was categorized as “well-capitalized.” On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015. Based on ChoiceOne’s capital levels and balance sheet composition at December 31, 2014, management believes implementation of the new rule will have no material impact on ChoiceOne’s capital needs.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2014:

	Payment Due by Period
		Less			More
(Dollars in thousands)		than	1 - 3	3 - 5	than
	Total	1 year	Years	Years	5 Years

Time deposits	$104,864	$67,957	$27,380	$9,258	$269
Repurchase agreements	26,743	26,743	—	—	—
Advances from Federal Home Loan Bank	18,363	18,030	65	70	198
Operating leases	89	51	38	—	—
Other obligations	867	86	190	201	390
Total	$150,926	$112,867	$27,673	$9,529	$857

Liquidity and Interest Rate Risk

Net cash from operating activities was $7.5 million for 2014 compared to $10.4 million for 2013. Lower net proceeds from loan sales was the main reason for the decrease. Cash used in investing activities was $38.7 million in 2014 compared to $13.4 million in 2013. The change was caused by a higher level of loan growth in 2014 than in 2013 and the purchase of additional bank owned life insurance. Cash flows from financing activities were $27.4 million in 2014 compared to $4.5 million in the prior year. The effect of growth in deposits in 2014 in contrast to a decline in 2013 plus a higher level of net proceeds from Federal Home Loan Bank advances was partially offset by a lower level of growth in repurchase agreements in 2014 than in the prior year.

ChoiceOne’s primary market risk exposure occurs in the form of interest rate risk. Liquidity risk also can have an impact but to a lesser extent. ChoiceOne’s business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne’s total assets. Management believes that ChoiceOne’s exposure to changes in commodity prices is insignificant.

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at four of the Bank’s correspondent banks. As of December 31, 2014, the amount of federal funds available for purchase from the Bank’s correspondent banks totaled approximately $34 million. ChoiceOne had no federal funds purchased at the end of 2014 or 2013. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $67.0 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $28.3 million of borrowing capacity was available from the FHLB based on residential real estate loans pledged as collateral at year-end 2014. The acceptance of brokered certificates of deposit is not limited as long as the Bank’s capital to assets ratio is considered to be “well capitalized” under regulatory guidelines.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of financial condition and results of operations as well as disclosures found elsewhere in this report are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the market value of securities, the amount of the allowance for loan losses, loan servicing rights, carrying value of goodwill, and income taxes. Actual results could differ from those estimates.

Securities

Securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs, credit rating changes, or other factors. Securities classified as available for sale are reported at their fair value. Declines in the fair value of securities below their cost that are considered to be “other than temporary” are recorded as losses in the income statement. In estimating whether a fair value decline is considered to be “other than temporary,” management considers the length of time and extent that the security’s fair value has been less than its carrying value, the financial condition and near-term prospects of the issuer, and the Bank’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Market values for securities available for sale are obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the fair value of securities is recorded as a valuation adjustment and reported net of tax effect in other comprehensive income.

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

Loan Servicing Rights

Loan servicing rights represent the estimated value of servicing loans that are sold with servicing retained by ChoiceOne. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Management’s accounting treatment of loan servicing rights is estimated based on current prepayment speeds that are typically market driven.

Management believes the accounting estimate related to loan servicing rights is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of significant changes within long-term interest rates affecting the prepayment speeds for current loans being serviced and (2) the impact of recognizing an impairment loss could have a material effect on ChoiceOne’s net income. Management has obtained a third-party valuation of its loan servicing rights to corroborate its current carrying value at the end of each reporting period.

Goodwill

Generally accepted accounting principles require that the fair values of the assets and liabilities of an acquired entity be recorded at their fair value on the date of acquisition. The fair values are determined using both internal computations and information obtained from outside parties when deemed necessary. The net difference between the price paid for the acquired company and the net value of its balance sheet is recorded as goodwill. Accounting principles also require that goodwill be evaluated for impairment on an annual basis or more frequently whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under recently issued accounting pronouncements, ChoiceOne is permitted to first perform a qualitative assessment to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of equity is less than its carrying value. If the conclusion is that it is more likely than not that the fair value of equity is more than its carrying value, no further testing in the form of a quantitative assessment is necessary. If the conclusion is that it is more likely than not that the fair value of equity is less than its carrying value, then a two-step quantitative assessment test is performed to identify any potential goodwill impairment.

Prior to 2013, ChoiceOne was required to perform a quantitative assessment and engaged an outside consulting firm to assist in the goodwill impairment analysis. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepted accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the following valuation approaches:

Income Approach: A discounted cash flow value was calculated based on earnings capacity. The discount rate used for the calculation was 12.50%. The growth assumption for assets was 1.8% for the first year and 2.0% in subsequent years. In addition, it was assumed that cost savings of 20% of noninterest expense would occur as a result of synergies and cost reductions from a change in control.

Market Approach: The analysis was based on price-to-earnings multiples, price-to-tangible book value ratios, and core deposit premiums for selected bank sale transactions.

The Asset Approach was also an approach reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity. The fair value was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 10.8% in 2012. Based on this assessment, management believed that there was no indication of goodwill impairment.

Management performed a qualitative assessment of goodwill as of June 30, 2013 and 2014 and December 31, 2013 and 2014. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared to the previous year. Average deal prices in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the 2012 quantitative assessment. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it is more likely than not that the fair value of ChoiceOne’s equity exceeds the carrying value at the assessment date and there is no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2014, management determined that a valuation allowance of $41,000 was necessary.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is related to liquidity because each is affected by maturing assets and sources of funds. ChoiceOne’s Asset/Liability Management Committee (the “ALCO”) attempts to stabilize the interest rate spread and avoid possible adverse effects when unusual or rapid changes in interest rates occur. The ALCO uses a simulation model to measure the Bank’s interest rate risk. The model incorporates changes in interest rates on rate-sensitive assets and liabilities. The degree of rate sensitivity is affected by prepayment assumptions that exist in the assets and liabilities. One method the ALCO uses of measuring interest rate sensitivity is the ratio of rate-sensitive assets to rate-sensitive liabilities. An asset or liability is considered to be rate-sensitive if it matures or otherwise reprices within a given time frame.

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2014
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Securities available for sale	$5,505	$18,563	$84,677	$33,776	$142,521
Federal Home Loan Bank stock	1,913	—	—	—	1,913
Federal Reserve Bank stock	—	—	—	1,272	1,272
Loans held for sale	2,170	—	—	—	2,170
Loans	106,843	92,503	137,414	9,353	346,113
Cash surrender value of life insurance policies	—	—	—	12,071	12,071
Rate-sensitive assets	$116,431	$111,066	$222,091	$56,472	$506,060

Liabilities
Interest-bearing demand deposits	$71,651	$—	$—	$—	$71,651
Money market deposits	78,272	—	—	—	78,272
Savings deposits	67,035	—	—	—	67,035
Certificates of deposits	26,216	41,566	36,814	268	104,864
Repurchase agreements	26,743	—	—	—	26,743
Advances from FHLB	15,507	2,523	135	198	18,363
Rate-sensitive liabilities	$285,424	$44,089	$36,949	$466	$366,928
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(168,993)	$66,977	$185,142	$56,006	$139,132
Cumulative asset (liability) gap	$(168,993)	$(102,016)	$83,126	$139,132

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 69% at December 31, 2014, compared to 67% at December 31, 2013. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2015. As interest rates change during 2015, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2014, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2014 and 2013:

Table 6 – Sensitivity to Changes in Interest Rates

	2014
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$17,153	-8%	$76,569	-25%
300 basis point rise	17,243	-7%	77,095	-24%
200 basis point rise	17,633	-5%	79,356	-22%
100 basis point rise	18,171	-2%	92,528	-9%
Base rate scenario	18,627	—%	101,715	—%
100 basis point decline	18,046	-3%	100,205	-1%
200 basis point decline	17,670	-5%	96,397	-5%
300 basis point decline	17,278	-7%	91,371	-10%
400 basis point decline	16,862	-9%	86,582	-15%

	2013
	Net		Market
	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$17,910	-5%	$85,498	-15%
300 basis point rise	18,108	-4%	90,365	-10%
200 basis point rise	18,277	-3%	95,034	-6%
100 basis point rise	18,458	-2%	98,997	-2%
Base rate scenario	18,830	—%	100,573	—%
100 basis point decline	18,214	-3%	94,075	-6%
200 basis point decline	17,748	-6%	82,563	-18%
300 basis point decline	17,376	-8%	73,398	-27%
400 basis point decline	17,279	-8%	72,943	-27%

As of both December 31, 2014 and December 31, 2013, the Bank was within its guidelines for immediate rate shocks up and down for both net interest income and the market value of shareholders’ equity. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of ChoiceOne Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of ChoiceOne Financial Services, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each year in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceOne Financial Services, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each year in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC

Grand Rapids, Michigan
March 11, 2015

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2014	2013
Assets
Cash and due from banks	$16,650	$20,479

Securities available for sale (Note 2)	142,521	136,082
Federal Home Loan Bank stock	1,913	2,478
Federal Reserve Bank stock	1,272	1,272
Loans held for sale	2,170	931

Loans (Note 3)	346,113	315,966
Allowance for loan losses (Note 3)	(4,173)	(4,735)
Loans, net	341,940	311,231

Premises and equipment, net (Note 5)	11,795	11,995
Other real estate owned, net (Note 7)	150	508
Cash value of life insurance policies	12,071	10,269
Intangible assets, net (Note 6)	827	1,275
Goodwill (Note 6)	13,728	13,728
Other assets	4,603	4,327
Total assets	$549,640	$514,575

Liabilities
Deposits – noninterest-bearing (Note 8)	$113,006	$102,243
Deposits – interest-bearing (Note 8)	321,822	315,884
Total deposits	434,828	418,127

Repurchase agreements (Note 9)	26,743	26,033
Advances from Federal Home Loan Bank (Note 10)	18,363	6,392
Other liabilities (Notes 11 and 13)	3,516	2,465
Total liabilities	483,450	453,017

Shareholders' Equity (Note 20)
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,295,831 in 2014 and 3,295,463 in 2013 (Note 14)	46,552	46,595
Retained earnings	18,565	14,815
Accumulated other comprehensive income, net	1,073	148
Total shareholders’ equity	66,190	61,558
Total liabilities and shareholders’ equity	$549,640	$514,575

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2014	2013	2012
Interest income
Loans, including fees	$15,765	$15,801	$16,875
Securities:
Taxable	1,847	1,812	1,958
Tax exempt	1,393	1,390	1,361
Other	9	12	25
Total interest income	19,014	19,015	20,219

Interest expense
Deposits	1,042	1,328	2,087
Advances from Federal Home Loan Bank	63	45	271
Other	46	46	186
Total interest expense	1,151	1,419	2,544

Net interest income	17,863	17,596	17,675
Provision for loan losses (Note 3)	100	300	2,515
Net interest income after provision for loan losses	17,763	17,296	15,160

Noninterest income
Customer service charges	3,951	3,677	3,365
Insurance and investment commissions	906	826	711
Gains on sales of loans (Note 4)	1,023	1,566	1,634
Net gains on sales of securities (Note 2)	311	137	419
Net losses on sales and write-downs of other assets (Note 7)	(135)	(822)	(358)
Earnings on life insurance policies	302	299	447
Other	444	562	671
Total noninterest income	6,802	6,245	6,889

Noninterest expense
Salaries and benefits (Notes 13 and 14)	8,456	8,240	7,873
Occupancy and equipment (Note 5)	2,389	2,341	2,256
Data processing	1,857	1,675	1,852
Professional fees	889	887	887
Supplies and postage	440	493	430
Advertising and promotional	275	239	212
Intangible amortization (Note 6)	448	448	448
Loan and collection expense	122	377	589
FDIC insurance	337	330	377
Other	1,581	1,634	1,520
Total noninterest expense	16,794	16,664	16,444

Income before income tax	7,771	6,877	5,605
Income tax expense (Note 11)	2,076	1,783	1,343

Net income	$5,695	$5,094	$4,262

Basic earnings per share (Note 15)	$1.73	$1.55	$1.29
Diluted earnings per share (Note 15)	$1.72	$1.54	$1.29
Dividends declared per share	$0.59	$0.54	$0.50

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Net income	$5,695	$5,094	$4,262

Other comprehensive income:
Unrealized holding gains/(losses) on available for sale securities	1,729	(3,226)	363
Less reclassification adjustments for net gains included in net income	311	137	419
Net unrealized gains/(losses)	1,418	(3,363)	(56)
Less tax effect	482	(1,143)	(19)
Net-of-tax amount	936	(2,220)	(37)

Change in funded status of post-retirement benefit plan	(16)	19	(34)
Less tax effect	(5)	7	(12)
Net-of-tax amount	(11)	12	(22)
Other comprehensive income/(loss), net of tax	925	(2,208)	(59)

Comprehensive income	$6,620	$2,886	$4,203

See accompanying notes to consolidated financial statements.

 ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, December 31, 2011	3,293,269	$46,602	$8,887	$2,415	$57,904

Net income			4,262		4,262
Other comprehensive loss				(59)	(59)
Shares issued	9,812	123			123
Shares repurchased	(5,000)	(75)			(75)
Change in ESOP repurchase obligation		(12)			(12)
Effect of employee stock purchases		11			11
Cash dividends declared ($0.50 per share)			(1,648)		(1,648)

Balance, December 31, 2012	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			5,094		5,094
Other comprehensive loss				(2,208)	(2,208)
Shares issued	8,850	130			130
Shares repurchased	(11,468)	(192)			(192)
Change in ESOP repurchase obligation		(14)			(14)
Effect of employee stock purchases		11			11
Restricted stock units issued		11			11
Cash dividends declared ($0.54 per share)			(1,780)		(1,780)

Balance, December 31, 2013	3,295,463	$46,595	$14,815	$148	$61,558

Net income			5,695		5,695
Other comprehensive income				925	925
Shares issued	8,922	132			132
Shares repurchased	(9,496)	(203)			(203)
Change in ESOP repurchase obligation		(32)			(32)
Effect of employee stock purchases		12			12
Restricted stock units issued	942	48			48
Cash dividends declared ($0.59 per share)			(1,945)		(1,945)

Balance, December 31, 2014	3,295,831	$46,552	$18,565	$1,073	$66,190

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,695	$5,094	$4,262
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	300	2,515
Depreciation	986	927	900
Amortization	1,493	1,636	1,569
Compensation expense on employee stock purchases
and restricted stock units	60	22	11
Net gains on sales of securities	(311)	(137)	(419)
Gains on sales of loans	(1,023)	(1,566)	(1,634)
Loans originated for sale	(29,850)	(42,906)	(44,889)
Proceeds from loan sales	29,561	45,204	45,622
Earnings on bank-owned life insurance	(302)	(299)	(447)
Gains on sales of other real estate owned	(24)	(122)	(51)
Write-downs of other real estate owned	154	926	405
Proceeds from sales of other real estate owned	789	1,604	1,259
Deferred federal income tax (benefit)/expense	(460)	59	(132)
Net change in:
Other assets	(380)	289	667
Other liabilities	985	(667)	4
Net cash from operating activities	7,473	10,364	9,642

Cash flows from investing activities:
Sales of securities available for sale	24,766	8,790	9,369
Maturities, prepayments and calls of securities available for sale	11,427	26,072	39,098
Purchases of securities available for sale	(41,770)	(40,687)	(69,564)
Purchase of Federal Reserve Bank stock	—	—	(1)
Calls of FHLB stock	565	—	—
Purchase of bank-owned life insurance policies	(1,500)	—	—
Loan originations and payments, net	(31,370)	(6,812)	5,065
Proceeds from life insurance	—	—	311
Additions to premises and equipment	(786)	(801)	(921)
Net cash from investing activities	(38,668)	(13,438)	(16,643)

Cash flows from financing activities:
Net change in deposits	16,701	(6,072)	20,834
Net change in repurchase agreements	710	6,461	(2,297)
Proceeds from Federal Home Loan Bank advances	87,700	7,000	—
Payments on Federal Home Loan Bank advances	(75,729)	(1,028)	(8,027)
Issuance of common stock	132	130	123
Repurchase of common stock	(203)	(192)	(75)
Cash dividends	(1,945)	(1,780)	(1,648)
Net cash from financing activities	27,366	4,519	8,910

Net change in cash and cash equivalents	(3,829)	1,445	1,909
Beginning cash and cash equivalents	20,479	19,034	17,125

Ending cash and cash equivalents	$16,650	$20,479	$19,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,161	$1,456	$2,625
Cash paid for income taxes	1,760	2,000	1,425
Loans transferred to other real estate owned	561	897	1,718
Other real estate owned transferred to premises and equipment	—	—	20

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc., its wholly-owned subsidiary, ChoiceOne Bank, and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. (together referred to as “ChoiceOne”). Intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

The Bank is a full-service community bank that offers commercial, consumer, and real estate loans as well as traditional demand, savings and time deposits to both commercial and consumer clients in Kent, Muskegon, Newaygo, and Ottawa counties in Michigan. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from the cash flows from operations of businesses. Real estate loans are collateralized by either residential or commercial real estate.

The Insurance Agency is a wholly-owned subsidiary of the Bank. The Insurance Agency sells insurance policies such as life and health for both commercial and consumer clients. The Insurance Agency also offers alternative investment products such as annuities and mutual funds through a registered broker.

Together, the Bank and the Insurance Agency account for substantially all of ChoiceOne’s assets, revenues and operating income.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results may differ from these estimates. Estimates associated with securities available for sale, the allowance for loan losses, other real estate owned, core deposit intangible assets, loan servicing rights, goodwill, and fair values of certain financial instruments are particularly susceptible to change.

Cash and Cash Equivalents

Cash and cash equivalents are defined to include cash on hand, demand deposits with other banks, and federal funds sold. Cash flows are reported on a net basis for customer loan and deposit transactions, deposits with other financial institutions, and short-term borrowings with original terms of 90 days or less.

Securities

Securities are classified as available for sale because they might be sold before maturity. Securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported separately in the accumulated other comprehensive income or loss section of shareholders’ equity, net of tax effect. Restricted investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost. Equity securities consist of investments in preferred stock, trust-preferred securities, and investments in common stock of other financial institutions.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level-yield method without anticipating prepayments. Gains or losses on sales are recorded on the trade date based on the amortized cost of the security sold.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The evaluation of securities includes consideration given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether ChoiceOne has the intent to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. In analyzing an issuer’s financial condition, management may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether ChoiceOne intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If ChoiceOne intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but ChoiceOne does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated loan term. Interest on loans is accrued based upon the principal balance outstanding. The accrual of interest is discontinued at the time at which commercial loans are 90 days past due unless the loan is secured by sufficient collateral and is in the process of collection. Interest on consumer or real estate secured loans is discontinued at the time at which the loan is 120 days past due unless the credit is secured by sufficient collateral and is in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed into nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest accrued but not received is reversed against interest income when the loans are placed into nonaccrual status. Interest received on such loans is applied to principal until qualifying for return to accrual. Loans are returned to accrual basis when all the principal and interest amounts contractually due are brought current and future payment is reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance is increased by the provision for loan losses and decreased by loans charged off less any recoveries of charged off loans. Management estimates the allowance balance required based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes that collection of a loan balance is not possible.

The allowance consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.

A loan is impaired when full payment under the loan terms is not expected. Commercial loans are evaluated for impairment on an individual loan basis. If a loan is considered impaired, a portion of the allowance for loan losses is allocated to the loan so that it is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans such as consumer and residential real estate mortgage loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. Land improvements are depreciated using the straight-line method with useful lives ranging from 7 to 15 years. Building and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Leasehold improvements are depreciated over the shorter of the estimated life or the lease term. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Fixed assets are periodically reviewed for impairment. If impaired, the assets are recorded at fair value.

Other Real Estate Owned

Real estate properties acquired in the collection of a loan are initially recorded at the lower of the Bank’s basis in the loans or fair value at acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses to repair or maintain properties are included within other noninterest expenses. Gains and losses upon disposition and changes in the valuation allowance are reported net within noninterest income.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Loan Servicing Rights

Servicing rights represent the allocated value of servicing rights on loans sold with servicing retained. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics when available or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of the acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet financing needs of customers. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Employee Benefit Plans

ChoiceOne’s 401(k) plan allows participants to make contributions to their individual accounts under the plan in amounts up to the IRS maximum. Contributions from ChoiceOne to its 401(k) plan are discretionary. ChoiceOne also allows retired employees to participate in its health insurance plan. Employees who have attained age 55 and completed at least ten years of service to ChoiceOne are eligible to participate as a retiree until they are eligible for Medicare. These post-retirement benefits are accrued during the years in which the employee provides service.

Employee Stock Ownership Plan

Dividends on Employee Stock Ownership Plan (the “ESOP”) shares are recorded as a reduction of retained earnings. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase his or her shares at fair value in accordance with the terms and conditions of the ESOP. As such, these shares are not classified in shareholders’ equity as permanent equity.

Income Taxes

Income tax expense is the sum of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Share

Basic earnings per common share (“EPS”) is based on weighted-average common shares outstanding. The weighted-average number of shares used in the computation of basic and diluted EPS includes shares allocated to the ESOP. Diluted EPS further assumes issue of any dilutive potential common shares issuable under stock options or restricted stock units granted.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity. As of December 31, 2014, other comprehensive income was comprised of $924,000 related to unrealized gain on securities available for sale and $149,000 related to unrealized gain on post-retirement plans.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2014.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $409,000 and $352,000 was required to meet regulatory reserve and clearing requirements at December 31, 2014 and 2013, respectively. The balance in excess of the amount required was interest-bearing as of December 31, 2014 and December 31, 2013.

Stock-Based Compensation

The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. Compensation costs related to stock options granted are disclosed in Note 14.

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

Dividend Restrictions

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to ChoiceOne (see Note 20).

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, which are more fully documented in Note 18 to the consolidated financial statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

While ChoiceOne’s management monitors the revenue streams of various products and services for the Bank and Insurance Agency, operations and financial performance are evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for reporting periods beginning after December 15, 2016 (therefore, for the year ending December 31, 2017 for the Corporation). Early implementation is not allowed for public companies. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40) – Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The ASU is effective for public entities for reporting beginning after December 15, 2014 (therefore, for the year ending December 31, 2015 for the Corporation). The ASU can be adopted using either a modified retrospective transition method or a prospective transition method. Adoption of this update is not expected to have a material effect on the consolidated financial statements.

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) 2013-11, Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU states an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The ASU was effective for public companies in reporting periods beginning after December 15, 2013 (therefore, for the year ending December 31, 2014 for the Corporation). Adoption of this update did not have a material effect on the consolidated financial statements.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

Note 2 – Securities

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 were as follows:

	2014
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$44,584	$77	$(158)	$44,503
U.S. Treasury notes and bonds	8,077	11	(30)	8,058
State and municipal	68,376	1,697	(238)	69,835
Mortgage-backed	8,896	68	(22)	8,942
Corporate	7,529	25	(16)	7,538
Foreign debt	1,000	—	(6)	994
Equity securities	2,280	—	(5)	2,275
Asset-backed securities	378	—	(2)	376
Total	$141,120	$1,878	$(477)	$142,521

	2013
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$44,059	$166	$(503)	$43,722
U.S. Treasury notes and bonds	7,285	17	(78)	7,224
State and municipal	64,215	1,622	(1,062)	64,775
Mortgage-backed	8,541	95	(166)	8,470
Corporate	8,805	61	(51)	8,815
Foreign debt	1,000	—	(10)	990
Equity securities	1,707	7	(111)	1,603
Asset-backed securities	486	—	(3)	483
Total	$136,098	$1,968	$(1,984)	$136,082

Information regarding sales of securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2014	2013	2012
Proceeds from sales of securities	$24,766	$8,790	$9,369
Gross realized gains	341	197	421
Gross realized losses	30	60	2

Contractual maturities of securities available for sale at December 31, 2014 were as follows:

(Dollars in thousands)	Fair
Value
Due within one year	$18,995
Due after one year through five years	81,029
Due after five years through ten years	33,141
Due after ten years	7,081
Total debt securities	140,246
Equity securities	2,275
Total	$142,521

Various securities were pledged as collateral for securities sold under agreements to repurchase. The carrying amount of securities pledged as collateral at December 31 was as follows:

	2014	2013
Securities pledged for securities sold under agreements to repurchase	$34,648	$31,919

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Securities with unrealized losses at year-end 2014 and 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	2014
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$11,323	$(26)	$13,005	$(132)	$24,328	$(158)
U.S. Treasury notes and bonds	—	—	2,089	(30)	2,089	(30)
State and municipal	8,463	(59)	8,977	(179)	17,440	(238)
Mortgage-backed	989	(4)	1,535	(18)	2,524	(22)
Corporate	2,054	(7)	1,393	(9)	3,447	(16)
Foreign debt	—	—	994	(6)	994	(6)
Equity securities	1,000	(5)	—	—	1,000	(5)
Asset-backed securities	—	—	376	(2)	376	(2)
Total temporarily impaired	$23,829	$(101)	$28,369	$(376)	$52,198	$(477)

	2013
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government agencies	$25,104	$(503)	$—	$—	$25,104	$(503)
U.S. Treasury notes and bonds	5,190	(78)	—	—	5,190	(78)
State and municipal	19,532	(740)	5,030	(322)	24,562	(1,062)
Mortgage-backed	6,380	(166)	—	—	6,380	(166)
Corporate	2,823	(51)	398	—	3,221	(51)
Foreign debt	990	(10)	—	—	990	(10)
Equity securities	1,096	(111)	—	—	1,096	(111)
Asset-backed securities	—	—	483	(3)	483	(3)
Total temporarily impaired	$61,115	$(1,659)	$5,911	$(325)	$67,026	$(1,984)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2014 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2014 or 2013.

At December 31, 2014, there were 42 securities with an unrealized loss, compared to 113 securities with an unrealized loss as of December 31, 2013. The decrease in the number of securities in an unrealized loss position was caused by a decline in longer-term market interest rates that began in the second half of 2014.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2014	2013
Agricultural	$41,098	$37,048
Commercial and industrial	88,062	68,530
Consumer	20,752	19,931
Real estate - commercial	99,807	96,987
Real estate - construction	2,691	890
Real estate - residential	93,703	92,580
Loans, gross	346,113	315,966
Allowance for loan losses	(4,173)	(4,735)
Loans, net	$341,940	$311,231

ChoiceOne manages its credit risk through the use of its loan policy and its loan approval process and by monitoring of loan credit performance. The loan approval process for commercial loans involves individual and group approval authorities. Individual authority levels are based on the experience of the lender. Group authority approval levels can consist of an internal loan committee that includes the Bank’s President or Senior Lender and other loan officers for loans that exceed individual approval levels, or a loan committee of the Board of Directors for larger commercial loans. Most consumer loans are approved by individual loan officers based on standardized underwriting criteria, with larger consumer loans subject to approval by the internal loan committee.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Ongoing credit review of commercial loans is the responsibility of the loan officers. ChoiceOne’s internal credit committee meets at least monthly and reviews loans with payment issues and loans with a risk rating of 5, 6, or 7. Risk ratings of commercial loans are reviewed periodically and adjusted if needed. ChoiceOne’s consumer loan portfolio is primarily monitored on an exception basis. Loans where payments are past due are turned over to the Bank’s collection department, which works with the borrower to bring payments current or take other actions when necessary. In addition to internal reviews of credit performance, ChoiceOne contracts with a third party for independent loan review that monitors the loan approval process and the credit quality of the loan portfolio.

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2014
Allowance for Loan Losses
Beginning balance	$178	$562	$192	$1,842	$12	$1,626	$323	$4,735
Charge-offs	—	(1)	(273)	(665)	—	(133)	—	(1,072)
Recoveries	20	119	179	48	—	44	—	410
Provision	(12)	(153)	86	416	(3)	(344)	110	100
Ending balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173

Individually evaluated for impairment	$—	$—	$4	$745	$—	$365	$—	$1,114

Collectively evaluated for impairment	$186	$527	$180	$896	$9	$828	$433	$3,059

Loans
Individually evaluated for impairment	$—	$38	$36	$3,853	$—	$2,958		$6,885
Collectively evaluated for impairment	41,098	88,024	20,716	95,954	2,691	90,745		339,228
Ending balance	$41,098	$88,062	$20,752	$99,807	$2,691	$93,703		$346,113

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2013
Allowance for Loan Losses
Beginning balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852
Charge-offs	(88)	(122)	(351)	(858)	—	(732)	—	(2,151)
Recoveries	6	337	175	84	—	132	—	734
Provision	120	(34)	118	20	(3)	303	(224)	300
Ending balance	$178	$562	$192	$1,842	$12	$1,626	$323	$4,735

Individually evaluated for impairment	$—	$53	$3	$699	$—	$308	$—	$1,063

Collectively evaluated for impairment	$178	$509	$189	$1,143	$12	$1,318	$323	$3,672

Loans
Individually evaluated for impairment	$452	$776	$37	$4,195	$—	$2,827		$8,287
Collectively evaluated for impairment	36,596	67,754	19,894	92,792	890	89,753		307,679
Ending balance	$37,048	$68,530	$19,931	$96,987	$890	$92,580		$315,966

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2012
Allowance for Loan Losses
Beginning balance	$55	$609	$197	$2,299	$34	$1,847	$172	$5,213
Charge-offs	—	(405)	(338)	(869)	—	(887)	—	(2,499)
Recoveries	5	61	214	224	—	119	—	623
Provision	80	116	177	942	(19)	844	375	2,515
Ending balance	$140	$381	$250	$2,596	$15	$1,923	$547	$5,852

Individually evaluated for impairment	$1	$112	$—	$449	$—	$138	$—	$700

Collectively evaluated for impairment	$139	$269	$250	$2,147	$15	$1,785	$547	$5,152

Loans
Individually evaluated for impairment	$166	$198	$32	$3,723	$—	$1,820		$5,939
Collectively evaluated for impairment	31,624	67,167	19,335	89,589	1,056	96,758		305,529
Ending balance	$31,790	$67,365	$19,367	$93,312	$1,056	$98,578		$311,468

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	2014	2013	2014	2013	2014	2013
Risk ratings 1 and 2	$9,596	$8,339	$11,590	$7,333	$3,576	$3,000
Risk rating 3	24,294	23,036	59,470	46,943	58,600	53,681
Risk rating 4	6,462	4,330	15,764	12,557	28,557	27,610
Risk rating 5	683	1,193	976	1,025	4,490	6,813
Risk rating 6	63	150	262	608	4,584	5,818
Risk rating 7	—	—	—	64	—	65
	$41,098	$37,048	$88,062	$68,530	$99,807	$96,987

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	2014	2013	2014	2013	2014	2013
Performing	$20,752	$19,931	$2,691	$890	$92,974	$91,877
Nonperforming	—	—	—	—	58	12
Nonaccrual	—	—	—	—	671	691
	$20,752	$19,931	$2,691	$890	$93,703	$92,580

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the twelve months ended December 31, 2014 and December 31, 2013:

	December 31, 2014			December 31, 2013
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	1	32	32	1	216	216
Consumer	—	—	—	—	—	—
Commercial real estate	5	1,596	1,596	4	948	948
Residential real estate	2	281	281	2	112	112
	8	$1,909	$1,909	7	$1,276	$1,276

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

The following schedule provides information on TDRs as of December 31, 2014 and December 31, 2013 where the borrower was past due with respect to principal and/or interest for 30 days or more during the twelve months ended December 31, 2014 and December 31, 2013 that had been modified during the 12-month period prior to the default:

	With Payment Default During the following Periods
	December 31, 2014		December 31, 2013
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	—	$—	—	$—
Commercial and industrial	—	—	—	—
Consumer	—	—	1	29
Commercial real estate	6	1,592	3	573
Residential real estate	2	110	1	71
	8	$1,702	5	$673

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Impaired loans by loan category as of December 31 follow:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2014
With no related allowance recorded
Agricultural	$—	$—	$—	$90	$—
Commercial and industrial	38	43	—	81	—
Consumer	8	8	—	3	—
Commercial real estate	413	419	—	352	6
Residential real estate	502	502	—	492	9
Subtotal	961	972	—	1,018	15
With an allowance recorded
Agricultural	—	—	—	130	—
Commercial and industrial	—	—	—	292	4
Consumer	28	28	4	31	3
Commercial real estate	3,440	4,498	745	3,932	81
Residential real estate	2,456	2,474	365	2,323	91
Subtotal	5,924	7,000	1,114	6,708	179
Total
Agricultural	—	—	—	220	—
Commercial and industrial	38	43	—	373	4
Consumer	36	36	4	34	3
Commercial real estate	3,853	4,917	745	4,284	87
Residential real estate	2,958	2,976	365	2,815	100
Total	$6,885	$7,972	$1,114	$7,726	$194

2013
With no related allowance recorded
Agricultural	$452	$455	$—	$204	$7
Commercial and industrial	229	300	—	85	—
Consumer	2	3	—	3	—
Commercial real estate	782	843	—	693	25
Residential real estate	891	1,128	—	456	7
Subtotal	2,356	2,729	—	1,441	39
With an allowance recorded
Agricultural	—	—	—	112	1
Commercial and industrial	547	554	53	377	11
Consumer	35	35	3	43	3
Commercial real estate	3,413	3,997	699	4,126	217
Residential real estate	1,936	1,936	308	2,207	81
Subtotal	5,931	6,522	1,063	6,865	313
Total
Agricultural	452	455	—	316	8
Commercial and industrial	776	854	53	462	11
Consumer	37	38	3	46	3
Commercial real estate	4,195	4,840	699	4,819	242
Residential real estate	2,827	3,064	308	2,663	88
Total	$8,287	$9,251	$1,063	$8,306	$352

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

An aging analysis of loans by loan category as of December 31 follows:

(Dollars in thousands)	Loans Past Due 30 to 59 Days (1)	Loans Past Due 60 to 89 Days (1)	Loans Past Due Greater Than 90 Days (1)	Total (1)	Loans Not Past Due	Total Loans	Loans 90 Days Past Due and Accruing

2014
Agricultural	$—	$—	$—	$—	$41,098	$41,098	$—
Commercial and industrial	33	260	—	293	87,769	88,062	—
Consumer	66	10	—	76	20,676	20,752	—
Commercial real estate	172	51	699	922	98,885	99,807	—
Construction real estate	—	—	—	—	2,691	2,691	—
Residential real estate	1,376	404	363	2,143	91,560	93,703	58
Total	$1,647	$725	$1,062	$3,434	$342,679	$346,113	$58

2013
Agricultural	$9	$1	$428	$438	$36,610	$37,048	$—
Commercial and industrial	93	352	73	518	68,012	68,530	—
Consumer	60	7	—	67	19,864	19,931	—
Commercial real estate	901	884	242	2,027	94,960	96,987	—
Construction real estate	—	—	—	—	890	890	—
Residential real estate	673	186	167	1,026	91,554	92,580	11
Total	$1,736	$1,430	$910	$4,076	$311,890	$315,966	$11

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 follow:

(Dollars in thousands)
	2014	2013
Agricultural	$—	$452
Commercial and industrial	38	372
Consumer	—	2
Commercial real estate	2,652	1,606
Construction real estate	—	—
Residential real estate	671	691
Total	$3,361	$3,123

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2014	2013	2012
Loans originated for resale, net of principal payments	$29,850	$42,906	$44,889
Proceeds from loan sales	29,561	45,204	45,622
Net gains on sales of loans held for sale	1,023	1,566	1,634
Loan servicing fees, net of amortization	166	167	131

Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $91.4 million and $98.3 million at December 31, 2014 and 2013, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2014 and 2013.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2014	2013	2012
Balance, beginning of year	$544	$473	$318
Capitalized	73	211	289
Amortization	(128)	(140)	(134)
Balance, end of year	$490	$544	$473

The fair value of loan servicing rights was $942,000 and $958,000 as of December 31, 2014 and 2013, respectively. Consequently, a valuation allowance was not necessary at year-end 2014 or 2013. The fair value of servicing rights at December 31, 2014 was determined using a discount rate of 6.20% and prepayment speeds ranging from 7% to 13%. The fair value of servicing rights at December 31, 2013 was determined using a discount rate of 8.18% and prepayment speeds ranging from 7% to 23%.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2014	2013
Land and land improvements	$4,337	$4,221
Leasehold improvements	38	38
Buildings	11,859	11,838
Furniture and equipment	4,844	4,517
Total cost	21,078	20,614
Accumulated depreciation	(9,283)	(8,619)
Premises and equipment, net	$11,795	$11,995

Depreciation expense was $986,000, $927,000, and $900,000 for 2014, 2013 and 2012, respectively.

The Bank leases a branch property in its normal course of business. Rent expense totaled $52,000, $56,000, and $98,000 for 2014, 2013 and 2012, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present.

(Dollars in thousands)

2014	$51
2015	38
Total	$89

Note 6 - Goodwill and Intangible Assets

Goodwill

There were no changes in the goodwill balance in 2014 or 2013. ChoiceOne evaluates goodwill annually for impairment. Recently issued accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. Management performed a qualitative assessment of goodwill as of June 30, 2013 and 2014 and December 31, 2013 and 2014. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated. Average deal prices during 2014 in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the 2012 quantitative assessment. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it is more likely than not that the fair value of ChoiceOne’s equity exceeds the carrying value at the assessment date and there is no further quantitative assessment necessary for either 2014 or 2013.

Prior to 2013, ChoiceOne was required to perform a quantitative assessment and engaged an outside consulting firm to assist management in performing its annual evaluation of goodwill for impairment as of June 30, 2012. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepted accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the income approach, which was a discounted cash flow value based on projected earnings capacity. The income approach used a discount rate of 12.50%, a growth assumption of 1.8% for assets for the first year and 2.0% in subsequent years, and an assumption of cost savings of 20% of noninterest expense as a result of synergies and cost reductions from a change in control. The appraisal methodology also included the market approach, which was based on price-to-earnings multiples, price-to-tangible book value ratios, and core deposit premiums for selected bank sale transactions. The asset approach was also an approach that was reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity, which was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 10.8%. Based on this assessment, management believed that there was no indication of goodwill impairment at June 30, 2012. Based on the testing performed and a review of factors that might impact ChoiceOne’s stock value subsequent to the annual evaluation, no impairment of goodwill was deemed to exist as of December 31, 2012.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Acquired Intangible Assets

Information for acquired intangible assets at December 31 follows:

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Core deposit intangible	$4,134	$3,376	$4,134	$2,963
Other intangible assets	347	278	347	243
Totals	$4,481	$3,654	$4,481	$3,206

The core deposit intangible and other intangible assets are being amortized on a straight-line basis over ten years. Intangible assets are reviewed for impairment on a quarterly basis. No impairment was indicated as of December 31, 2014 or December 31, 2013. Aggregate amortization expense was $448,000 for each year 2014, 2013 and 2012. The estimated amortization expense for the next two years ending December 31 is as follows:

	Core Deposit	Other Intangible
(Dollars in thousands)	Intangible	Assets	Total

2015	$413	$35	$448
2016	345	34	379
Totals	$758	$69	$827

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)
	2014	2013	2012
Balance, beginning of year	$508	$2,019	$1,934
Transfers from loans	561	897	1,718
Reclassification to buildings	—	—	(20)
Proceeds from sales	(789)	(1,604)	(1,259)
Gains on sales	24	122	51
Write-downs	(154)	(926)	(405)
Balance, end of year	$150	$508	$2,019

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)
	2014	2013
Noninterest-bearing demand deposits	$113,006	$102,243
Interest-bearing demand deposits	71,651	64,560
Money market deposits	78,272	75,110
Savings deposits	67,035	63,681
Local certificates of deposit	104,864	112,533
Total deposits	$434,828	$418,127

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Scheduled maturities of certificates of deposit at December 31, 2014 were as follows:

(Dollars in thousands)

2015	$67,957
2016	21,065
2017	6,315
2018	6,128
2019	3,130
2020	269
Total	$104,864

The Bank had certificates of deposit issued in denominations of $100,000 or greater totaling $57.0 million and $66.9 million at December 31, 2014 and 2013, respectively. The Bank had no brokered certificates of deposit at either December 31, 2014 or December 31, 2013. In addition, the Bank had $3.1 million of certificates of deposit as of December 31, 2014 and $4.1 million as of December 31, 2013 that had been issued through the Certificate of Deposit Account Registry Service (CDARS). Although certificates of deposit issued through CDARS are issued to local customers, this type of deposit is classified as brokered deposits for regulatory purposes.

Note 9 – Repurchase Agreements

Securities sold under agreements to repurchase are advances to the Bank by customers or another bank. These agreements are direct obligations of the Bank and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements with Bank customers mature daily. Information regarding repurchase agreements follows:

(Dollars in thousands)
	2014	2013

Outstanding balance at December 31	$26,743	$26,033
Average interest rate at December 31	0.19%	0.22%
Average balance during the year	$22,594	$19,456
Average interest rate during the year	0.20%	0.23%
Maximum month end balance during the year	$28,719	$26,995

Note 10 – Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)
	2014	2013

Maturity of November 2024 with fixed interest rate of 3.98%	$363	$392
Maturities ranging from January 2015 to November 2015, fixed interest rates ranging from 0.30% to 0.38%, with an average rate of 0.35%	18,000
Maturities ranging from February 2014 to May 2014, fixed interest rates ranging from 0.39% to 0.41%, with an average rate of 0.40%		6,000
Total advances outstanding at year-end	$18,363	$6,392

Fees are charged on fixed rate advances that are paid prior to maturity. No fixed rate advances were paid prior to maturity in 2014 or 2013. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $96.2 million at December 31, 2014 and residential real estate loans totaling $71.1 million at December 31, 2013. Based on this collateral, the Bank was eligible to borrow an additional $28.3 million at year-end 2014. The scheduled maturities of advances from the FHLB at December 31, 2014 were as follows:

(Dollars in thousands)

2015	$18,030
2016	32
2017	33
2018	34
2019	36
Thereafter	198
Total	$18,363

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2014	2013	2012
Provision for Income Taxes
Current federal income tax expense	$2,536	$1,724	$1,475
Deferred federal income tax expense/(benefit)	(460)	59	(132)
Income tax expense	$2,076	$1,783	$1,343

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 34%	$2,642	$2,338	$1,906
Tax exempt interest income	(475)	(476)	(466)
Tax exempt earnings on bank-owned life insurance	(103)	(101)	(152)
Other items	12	22	55
Income tax expense	$2,076	$1,783	$1,343

Effective income tax rate	27%	26%	24%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,151	$1,075
Deferred compensation	295	316
Write-downs on other real estate owned	—	119
Loan costs/fees deferred	84	95
Other	172	119
Total deferred tax assets	1,702	1,724

Deferred tax liabilities:
Depreciation	1,158	1,279
Unrealized gains on securities available for sale	476	—
Purchase accounting adjustments from merger	258	462
Loan servicing rights	166	185
Stock dividends received from Federal Home Loan Bank	64	83
Post-retirement benefits obligation	77	82
Other	70	132
Total deferred tax liabilities	2,269	2,223
Net deferred tax liabilities	$567	$499

ChoiceOne had a deferred tax asset of $18,000 as of December 31, 2014 and $42,000 as of December 31, 2013 that resulted from capital losses incurred on the sales of equity securities in 2009 and 2010. A valuation allowance of $18,000 and $42,000, respectively, had been recorded as of December 31, 2014 and December 31, 2013 due to the uncertainty as to ChoiceOne’s ability to generate capital gains in the future that can offset the capital loss carryforward. ChoiceOne also had a deferred tax asset of $23,000 and $44,000, respectively, as of December 31, 2014 and December 31, 2013 that was related to unexercised stock options. A valuation allowance for the entire balance had been recorded as of December 31, 2014 and December 31, 2013 due to the uncertainty as to whether the options would be exercised. The valuation allowances totaling $41,000 and $86,000, respectively, as of December 31, 2014 and December 31, 2013 have been netted against the total deferred tax assets listed above.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2014	2013

Balance, beginning of year	$5,162	$5,836
New loans and renewals	5,883	612
Repayments and renewals	(3,022)	(1,286)
Effect of changes in related parties	2,316	—
Balance, end of year	$10,339	$5,162

Deposits from executive officers, directors and their affiliates were $14.1 million and $11.4 million at December 31, 2014 and 2013, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $140,000, $91,000, and $178,000 in 2014, 2013, and 2012, respectively.

Employee Stock Ownership Plan:

Employees participate in an ESOP. ChoiceOne may make discretionary contributions to the ESOP. Shares of ChoiceOne common stock are allocated to participants based on relative compensation earned and compensation expense is recorded when allocated. Dividends on allocated shares increase the participant accounts. Participants become fully vested upon completing six years of qualifying service. Participants receive the shares at the end of employment. A participant may require stock received to be repurchased by ChoiceOne at any time. ChoiceOne did not contribute to the ESOP nor was any expense recorded in 2014, 2013, or 2012.

Shares held by the ESOP as of December 31 were as follows:

(Dollars in thousands)	2014	2013	2012

Shares allocated to participants	5,355	5,355	5,355
Shares unallocated	—	—	—
Total shares of ChoiceOne stock held by ESOP	5,355	5,355	5,355

Fair value of allocated shares, subject to repurchase obligation, recorded in other liabilities	$123	$91	$77

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability has been accrued for the obligation under this plan. ChoiceOne incurred negative post-retirement benefit expense of $20,000 in 2014, $11,000 in 2013, and $10,000 in 2012. The post-retirement obligation liability was $149,000 as of December 31, 2014 and $125,000 as of December 31, 2013.

Deferred Compensation Plans:

A deferred director compensation plan covers former directors of VRB, which was acquired by ChoiceOne in 2006. Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director. The payout periods range from one month to ten years beginning with the individual’s termination of service. A liability has been accrued for the obligation under this plan. ChoiceOne incurred deferred compensation plan expense of $12,000, $14,000, and $15,000 in 2014, 2013, and 2012, respectively. The deferred compensation liability was $203,000 as of December 31, 2014 and $233,000 as of December 31, 2013.

A supplemental executive retirement plan covers four former executive officers of VRB. Under the plan, ChoiceOne pays these individuals a specific amount of compensation plus interest at 7.50% over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan). A liability has been accrued for the obligation under this plan. The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates. As a result a decrease in long-term interest rates during 2014 caused an increase in plan expense in 2014, while an increase in long-term interest rates during 2013 caused a decrease in plan expense in 2013. ChoiceOne incurred deferred compensation plan expense of $42,000 in 2014, negative expense of $1,000 in 2013 and expense of $120,000 in 2012. Deferred compensation liabilities of $664,000 and $696,000 were outstanding as of December 31, 2014 and December 31, 2013, respectively.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees under an incentive stock option plan to provide them with additional equity interests in ChoiceOne. No compensation expense was recognized in 2014, 2013, and 2012 in connection with stock options during these years. The Amended and Restated Executive Stock Incentive Plan under which the stock options were granted expired in 2012. The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The new plan provides for the issuance of up to 100,000 shares of common stock. At December 31, 2014, there were 90,250 shares available for future grants.

A summary of the activity in the plan follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Options outstanding, beginning of year	38,625	$17.29	40,725	$16.99	46,656	$16.62
Options granted	—	—	—	—	—	—
Options exercised	14,550	18.87	2,100	13.70	2,625	13.70
Options forfeited or expired	3,825	18.51	—	—	3,306	13.04
Options outstanding, end of year	20,250	$16.65	38,625	$17.29	40,725	$16.99

Options exercisable at December 31	20,250	$16.65	38,625	$17.29	40,725	$16.99

The exercise prices for options outstanding and exercisable at the end of 2014 ranged from $13.50 to $18.85 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2014 was approximately 2.22 years. All options exercisable as of December 31, 2014 had an exercise price lower than ChoiceOne’s closing stock price as of the end of 2014. Information pertaining to options outstanding at December 31, 2014 is as follows:

Exercise price of stock options	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$13.50	7,000	7,000	3.23
$17.95	8,000	8,000	2.05
$18.85	5,250	5,250	1.05

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in 2014, 2013, or 2012.

Effective July 1, 2013, ChoiceOne began granting restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. All of the restricted stock units are initially unvested and vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $48,000 and $11,000 in 2014 and 2013, respectively, in connection with restricted stock units for current participants during these years. At December 31, 2014 there were 7,750 restricted stock units outstanding with an approximate stock value of $178,000. At December 31, 2013 there were 3,300 units outstanding with an approximate stock value of $62,000. Unrecognized compensation expense as of December 31, 2014 is approximately $128,000 and will be allocated $58,000 to 2015, $48,000 to 2016, and $22,000 to 2017.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 15 - Earnings Per Share

(Dollars in thousands, except per share data)
	2014	2013	2012
Basic
Net income	$5,695	$5,094	$4,262

Weighted average common shares outstanding	3,298,177	3,296,408	3,296,462

Basic earnings per common shares	$1.73	$1.55	$1.29

Diluted
Net income	$5,695	$5,094	$4,262

Weighted average common shares outstanding	3,298,177	3,296,408	3,296,462
Plus dilutive stock options and restricted stock units	12,116	5,653	436

Weighted average common shares outstanding and potentially dilutive shares	3,310,293	3,302,061	3,296,898

Diluted earnings per common share	$1.72	$1.54	$1.29

There were no stock options as of December 31, 2014 and 28,625 stock options as of both December 31, 2013 and December 31, 2012 considered to be anti-dilutive to earnings per share and thus have been excluded from the calculations above.

Note 16 – Condensed Financial Statements of Parent Company

(Dollars in thousands)	December 31,
	2014	2013
Assets
Cash	$808	$637
Securities available for sale	1,059	684
Other assets	154	29
Investment in ChoiceOne Bank	64,298	60,354
Total assets	$66,319	$61,704

Liabilities
Mandatory redeemable shares under ESOP, at fair value	$123	$91
Other liabilities	6	55
Total liabilities	129	146

Shareholders' equity	66,190	61,558
Total liabilities and shareholders’ equity	$66,319	$61,704

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Interest and dividends from ChoiceOne Bank	$2,731	$2,399	$1,710
Interest and dividends from other securities	16	19	16
Other income	27	1	—
Total income	2,774	2,419	1,726
Other expenses	92	98	89

Income before income tax and equity in undistributed net income of subsidiary	2,682	2,321	1,637
Income tax benefit	21	31	29
Income before equity in undistributed net income of subsidiary	2,703	2,352	1,666
Equity in undistributed net income of subsidiary	2,992	2,742	2,596
Net income	$5,695	$5,094	$4,262

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,695	$5,094	$4,262
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(2,992)	(2,742)	(2,596)
Amortization	3	2	2
Net expense of restricted stock units	48	11	—
Net gain on sale of securities	(26)	(1)	—
Changes in other assets	(125)	(1)	(1)
Changes in other liabilities	(35)	36	(10)
Net cash from operating activities	2,568	2,399	1,657

Cash flows from investing activities:
Sales of securities	1,184	70	—
Purchases of securities	(1,565)	(125)	(409)
Net cash from investing activities	(381)	(55)	(409)

Cash flows from financing activities:
Issuance of common stock	132	130	123
Repurchase of common stock	(203)	(192)	(75)
Cash dividends paid	(1,945)	(1,780)	(1,648)
Net cash from financing activities	(2,016)	(1,842)	(1,600)

Net change in cash	171	502	(352)
Beginning cash	637	135	487
Ending cash	$808	$637	$135

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2014
Assets
Cash and due from banks	$16,650	$16,650	$16,650	$—	$—
Securities available for sale	142,521	142,521	775	130,104	11,642
Federal Home Loan Bank and Federal
Reserve Bank stock	3,185	3,185	—	3,185	—
Loans held for sale	2,170	2,237	—	2,237	—
Loans, net	341,940	345,656	—	—	345,656

Liabilities
Noninterest-bearing deposits	113,006	113,006	—	113,006	—
Interest-bearing deposits	321,822	321,757	—	321,757	—
Repurchase agreements	26,743	26,743	—	26,743	—
Federal Home Loan Bank advances	18,363	18,402	—	18,402	—

December 31, 2013
Assets
Cash and due from banks	$20,479	$20,479	$20,479	$—	$—
Securities available for sale	136,082	136,082	214	124,540	11,328
Federal Home Loan Bank and Federal
Reserve Bank stock	3,750	3,750	—	3,750	—
Loans held for sale	931	957	—	957	—
Loans, net	311,231	313,659	—	—	313,659

Liabilities
Noninterest-bearing deposits	102,243	102,243	—	102,243	—
Interest-bearing deposits	315,884	316,222	—	316,222	—
Repurchase agreements	26,033	26,034	—	26,034	—
Federal Home Loan Bank advances	6,392	6,428	—	6,428	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans is based on the rates charged at December 31 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of deposits is based on comparing the average rate paid on deposits compared to the three month Libor rate which is assumed to be the replacement value of these deposits. At December 31, 2014, all average rates were lower than the three month Libor rate causing fair values to be significantly less than carrying amounts. The estimated fair values for time deposits and FHLB advances are based on the rates paid at December 31 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

Note 18 – Fair Value Measurements

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013, and the valuation techniques used by the Bank to determine those fair values.

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

There were no liabilities measured at fair value as of December 31, 2014 or December 31, 2013. Disclosures concerning assets measured at fair value are as follows:

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale - December 31, 2014
U. S. Government and federal agency	$—	$44,503	$—	$44,503
U. S. Treasury notes and bonds	—	8,058	—	8,058
State and municipal	—	60,091	9,744	69,835
Mortgage-backed	—	8,942	—	8,942
Corporate	—	7,140	398	7,538
Foreign debt	—	994	—	994
Equity securities	775	—	1,500	2,275
Asset backed securities	—	376	—	376
Total	$775	$130,104	$11,642	$142,521

Investment Securities, Available for
Sale - December 31, 2013
U. S. Government and federal agency	$—	$43,722	$—	$43,722
U. S. Treasury notes and bonds	—	7,224	—	7,224
State and municipal	—	55,234	9,541	64,775
Mortgage-backed	—	8,470	—	8,470
Corporate	—	8,417	398	8,815
Foreign debt	—	990	—	990
Equity securities	214	—	1,389	1,603
Asset backed securities	—	483	—	483
Total	$214	$124,540	$11,328	$136,082

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities classified in Level 2 included U.S. Government and federal agency securities, U.S. Treasury notes and bonds, state and municipal securities, mortgage-backed securities, corporate bonds, foreign debt, and asset backed securities. The Company classified certain state and municipal securities corporate bonds, and equity securities as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2014	2013
Investment Securities, Available for Sale
Balance, January 1	$11,328	$2,599
Total realized and unrealized gains included in income	(11)	—
Total unrealized gains/(losses) included in other comprehensive income	14	125
Net purchases, sales, calls, and maturities	237	3,890
Net transfers into Level 3	74	4,714
Balance, December 31	$11,642	$11,328

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Of the Level 3 assets that were still held by the Bank at December 31, 2014, the net unrealized loss for the twelve months ended December 31, 2014 was $9,000 and a gain of $4,000 for the twelve months ended December 31, 2013, which is recognized in other comprehensive income in the consolidated balance sheets. A total of $3.5 million and $2.5 million of Level 3 securities were purchased in 2014 and 2013, respectively.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust-preferred security. The Bank estimates the fair value of these assets based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balances at Dates Indicated	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans
December 31, 2014	$6,885	$—	$—	$6,885
December 31, 2013	$8,287	$—	$—	$8,287

Other Real Estate
December 31, 2014	$150	$—	$—	$150
December 31, 2013	$508	$—	$—	$508

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate owned that were posted to a valuation account. The fair value of other real estate owned was based on appraisals or other reviews of property values, adjusted for estimated costs to sell.

Note 19 – Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customers’ financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2014		2013
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$7,076	$60,476	$3,495	$66,421
Commitments to fund loans (at market rates)	3,116	1,050	7,464	1,899

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 3.75% to 8.20% and maturities ranging from 18 months to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2014 and 2013, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations

			Minimum Required for Capital Adequacy Purposes

(Dollars in thousands)	Actual
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$55,223	14.3%	$30,948	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	50,562	13.1	15,474	4.0	N/A	N/A
Tier 1 capital (to average assets)	50,562	9.6	21,016	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$52,664	13.6%	$30,881	8.0%	$38,601	10.0%
Tier 1 capital (to risk weighted assets)	48,665	12.6	15,441	4.0	23,161	6.0
Tier 1 capital (to average assets)	48,665	9.3	20,971	4.0	26,214	5.0

December 31, 2013
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$50,530	14.4%	$28,077	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	46,406	13.2	14,039	4.0	N/A	N/A
Tier 1 capital (to average assets)	46,406	9.5	19,517	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$49,340	14.1%	$28,048	8.0%	$35,060	10.0%
Tier 1 capital (to risk weighted assets)	45,216	12.9	14,024	4.0	21,036	6.0
Tier 1 capital (to average assets)	45,216	9.3	19,489	4.0	24,361	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2014, approximately $8.3 million was available for ChoiceOne Bank to pay dividends to ChoiceOne Financial Services, Inc. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks are required to transition into the new rule beginning on January 1, 2015.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 21 – Quarterly Financial Data (Unaudited)

		Net		Earnings Per Share
(Dollars in thousands)	Interest	Interest	Net		Fully
	Income	Income	Income	Basic	Diluted
2014
First Quarter	$4,656	$4,353	$1,248	$0.38	$0.38
Second Quarter	4,738	4,449	1,337	0.40	0.40
Third Quarter	4,817	4,535	1,554	0.47	0.47
Fourth Quarter	4,803	4,526	1,556	0.48	0.47

2013
First Quarter	$4,816	$4,427	$1,235	$0.37	$0.37
Second Quarter	4,807	4,448	1,312	0.40	0.40
Third Quarter	4,735	4,391	1,201	0.37	0.36
Fourth Quarter	4,657	4,330	1,346	0.41	0.41

There were no significant fluctuations in the quarterly financial data in 2013 or 2014. The growth in net income that occurred in 2014 was due to a decrease in interest expense and an increase in noninterest income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.. There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management of ChoiceOne Financial Services, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2014, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, management has concluded that, as of December 31, 2014, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.” This annual report is not required to include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2015, is incorporated herein by reference.

The Company has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Company’s website at “www.choiceone.com.“ The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at “www.choiceone.com.“

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2015, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2015, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	20,250	$16.65	106,580
Equity compensation plans not approved by security holders	—	—	23,447
Total	20,250	$16.65	130,027

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan. 90,250 shares remain available for future issuance under the Stock Incentive Plan of 2012 and 36,580 shares remain available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. No further future issuances of shares are permitted under the Amended and Restated Executive Stock Incentive Plan other than upon the exercise of outstanding stock options.

Equity compensation plans not approved by security holders consist of the Directors’ Stock Purchase Plan. The plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. Participants will cease to be eligible to participate in the plan when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The plan provides for a maximum of 100,000 shares of the Company’s common stock, subject to adjustments for certain changes in the capital structure of the Company. New issuances for up to 23,447 shares may be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2015, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 2015, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Income for the years ended December 31, 2014, 2013, and 2012. Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 13, 2015.

(2)	Financial Statement Schedules. None.
Exhibit	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.1	Employment Agreement with James A. Bosserd. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2012. Here incorporated by reference.

10.2	Stock Incentive Plan of 2012. (1) Previously filed as an appendix to ChoiceOne Financial Services, Inc.’s definitive proxy statement filed with the commission on March 30, 2012. Here incorporated by reference.

10.3	Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.4	Directors’ Stock Purchase Plan. (1). Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.7	Amended and Restated Employee Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s definitive proxy statement filed with the commission on March 28, 2011. Here incorporated by reference.

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 13, 2015
James A. Bosserd President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 13, 2015
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 13, 2015
Paul L. Johnson

*/s/ Frank G. Berris	Director	March 13, 2015
Frank G. Berris

*/s/ Keith D. Brophy	Director	March 13, 2015
Keith D. Brophy

*/s/ K. Timothy Bull	Director	March 13, 2015
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 13, 2015
William F. Cutler, Jr.

*/s/ Jack G. Hendon	Director	March 13, 2015
Jack G. Hendon

*/s/ Raymond A. Lanning	Director	March 13, 2015
Raymond A. Lanning

*/s/ Dennis C. Nelson	Director	March 13, 2015
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 13, 2015
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 13, 2015
Roxanne M. Page
*By /s/ Thomas L. Lampen
Attorney-in-Fact

