Form 10-Q
period 2015-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2015-05-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 30, 2015, the Registrant had outstanding 3,284,977 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,748	$16,650

Securities available for sale (Note 2)	150,607	142,521
Federal Home Loan Bank stock	1,913	1,913
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	2,061	2,170
Loans (Note 3)	338,293	346,113
Allowance for loan losses (Note 3)	(4,321)	(4,173)
Loans, net	333,973	341,940

Premises and equipment, net	11,698	11,795
Other real estate owned, net	249	150
Cash value of life insurance policies	11,997	12,071
Intangible assets, net	655	827
Goodwill	13,728	13,728
Other assets	5,033	4,603
Total assets	$542,935	$549,640

Liabilities
Deposits – noninterest-bearing	$110,025	$113,006
Deposits – interest-bearing	319,057	321,822
Total deposits	429,082	434,828

Repurchase agreements	21,153	26,743
Advances from Federal Home Loan Bank	20,880	18,363
Other liabilities	4,029	3,516
Total liabilities	475,144	483,450

Shareholders' Equity
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,283,146 at March 31, 2015 and 3,295,831 at December 31, 2014	46,255	46,552
Retained earnings	19,715	18,565
Accumulated other comprehensive income, net	1,821	1,073
Total shareholders’ equity	67,791	66,190
Total liabilities and shareholders’ equity	$542,935	$549,640

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)
	2015	2014
Interest income
Loans, including fees	$3,942	$3,824
Securities:
Taxable	452	482
Tax exempt	349	347
Other	3	3
Total interest income	4,746	4,656

Interest expense
Deposits	225	279
Advances from Federal Home Loan Bank	19	11
Other	12	13
Total interest expense	256	303

Net interest income	4,490	4,353
Provision for loan losses	100	100

Net interest income after provision for loan losses	4,390	4,253

Noninterest income
Customer service charges	983	859
Insurance and investment commissions	341	231
Gains on sales of loans	503	146
Gains on sales of securities	8	65
Losses on sales and write-downs of other assets	(21)	(1)
Earnings on life insurance policies	387	71
Other	91	115
Total noninterest income	2,294	1,486

Noninterest expense
Salaries and benefits	2,299	2,084
Occupancy and equipment	596	617
Data processing	553	426
Professional fees	277	197
Supplies and postage	105	113
Advertising and promotional	67	42
Intangible amortization	112	112
Loan and collection expense	44	26
FDIC insurance	78	80
Other	429	359
Total noninterest expense	4,561	4,056

Income before income tax	2,124	1,683
Income tax expense	482	435

Net income	$1,642	$1,248

Basic earnings per share (Note 4)	$0.50	$0.38
Diluted earnings per share (Note 4)	$0.50	$0.38
Dividends declared per share	$0.15	$0.14

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)
	2015	2014
Net income	$1,642	$1,248

Other comprehensive income:
Unrealized holding gains on available for sale securities	1,141	243
Less: Reclassification adjustment for gain recognized in net income	(8)	(65)
Net unrealized gain	1,133	178
Less tax effect	(385)	(60)
Other comprehensive income/(loss), net of tax	748	118

Comprehensive income	$2,390	$1,366

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			1,248		1,248
Other comprehensive income				118	118
Shares issued	2,210	32			32
Effect of employee stock purchases		3			3
Stock-based compensation		5			5
Cash dividends declared ($0.14 per share)			(461)		(461)

Balance, March 31, 2014	3,297,673	$46,635	$15,602	$266	$62,503

Balance, January 1, 2015	3,295,831	$46,552	$18,565	$1,073	$66,190

Net income			1,642		1,642
Other comprehensive income				748	748
Shares issued	2,315	35			35
Change in ESOP repurchase obligation		(4)			(4)
Shares repurchased	(15,000)	(343)			(343)
Effect of employee stock purchases		3			3
Stock-based compensation		12			12
Cash dividends declared ($0.15 per share)			(492)		(492)

Balance, March 31, 2015	3,283,146	$46,255	$19,715	$1,821	$67,791

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,642	$1,248
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	100	100
Depreciation	244	245
Amortization	385	381
Compensation expense on stock purchases and
restricted stock units	15	8
Gains on sales of securities	(8)	(65)
Gains on sales of loans	(503)	(146)
Loans originated for sale	(6,772)	(4,107)
Proceeds from loan sales	7,364	4,444
Earnings on bank-owned life insurance	(387)	(71)
Proceeds on bank-owned life insurance	461	—
(Gains)/losses on sales of other real estate owned	(2)	2
Write-downs of other real estate owned	23	—
Proceeds from sales of other real estate owned	58	204
Deferred federal income tax benefit	(175)	(77)
Net changes in other assets	(408)	(148)
Net changes in other liabilities	298	134
Net cash from operating activities	2,335	2,152

Cash flows from investing activities:
Securities available for sale:
Sales	1,123	4,769
Maturities, prepayments and calls	1,157	2,016
Purchases	(9,441)	(13,940)
Loan originations and payments, net	7,690	(4,996)
Additions to premises and equipment	(147)	(197)
Net cash from investing activities	382	(12,348)

Cash flows from financing activities:
Net change in deposits	(5,746)	10,309
Net change in repurchase agreements	(5,590)	(5,727)
Proceeds from Federal Home Loan Bank advances	38,550	6,000
Payments on Federal Home Loan Bank advances	(36,033)	(6,007)
Issuance of common stock	35	32
Repurchase of common stock	(343)	—
Cash dividends	(492)	(461)
Net cash from financing activities	(9,619)	4,146

Net change in cash and cash equivalents	(6,902)	(6,050)
Beginning cash and cash equivalents	16,650	20,479

Ending cash and cash equivalents	$9,748	$14,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$257	$307
Cash paid for taxes	$320	$—
Loans transferred to other real estate owned	$320	$246

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (“ChoiceOne”) and its wholly-owned subsidiary, ChoiceOne Bank (the “Bank”), and the Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, the Consolidated Statements of Income for the three-month periods ended March 31, 2015 and March 31, 2014, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2015 and March 31, 2014, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2015 and March 31, 2014, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and March 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Stock Transactions

A total of 512 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $12,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2015. A total of 1,703 shares were issued upon the exercise of stock options in the first quarter of 2015. A total of 15,000 shares of common stock were repurchased in the first three months of 2015. A total of 100 shares were issued upon vesting of Restricted Stock Units in the first quarter of 2015.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$49,521	$240	$(14)	$49,747
U.S. Treasury	8,071	62	(12)	8,121
State and municipal	70,864	2,159	(78)	72,945
Mortgage-backed	8,470	89	(5)	8,554
Corporate	7,517	69	(4)	7,582
Foreign debt	1,000	1	—	1,001
Equity securities	2,280	28	—	2,308
Asset-backed securities	350	—	(1)	349
Total	$148,073	$2,648	$(114)	$150,607

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$44,584	$77	$(158)	$44,503
U.S. Treasury	8,077	11	(30)	8,058
State and municipal	68,376	1,697	(238)	69,835
Mortgage-backed	8,896	68	(22)	8,942
Corporate	7,529	25	(16)	7,538
Foreign debt	1,000	—	(6)	994
Equity securities	2,280	—	(5)	2,275
Asset-backed securities	378	—	(2)	376
Total	$141,120	$1,878	$(477)	$142,521

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2015. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended
March 31, 2015
Beginning balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	—	(51)	—	—	(1)	—	(52)
Recoveries	—	28	36	6	—	30	—	100
Provision	13	58	25	(149)	30	261	(138)	100
Ending balance	$199	$613	$194	$1,498	$39	$1,483	$295	$4,321

Individually evaluated for
impairment	$1	$—	$2	$414	$—	$384	$—	$801

Collectively evaluated for
impairment	$198	$613	$192	$1,084	$39	$1,099	$295	$3,520

Three Months Ended
March 31, 2014
Beginning balance	$179	$562	$191	$1,842	$12	$1,626	$323	$4,735
Charge-offs	—	(1)	(53)	(185)	—	(90)	—	(329)
Recoveries	1	20	50	14	—	4	—	89
Provision	7	4	(1)	(7)	(5)	24	78	100
Ending balance	$187	$585	$187	$1,664	$7	$1,564	$401	$4,595

Individually evaluated for
impairment	$29	$57	$2	$744	$—	$332	$—	$1,164

Collectively evaluated for
impairment	$158	$528	$185	$920	$7	$1,232	$401	$3,431

Loans
March 31, 2015
Individually evaluated for
impairment	$210	$5	$26	$3,031	$—	$2,684		$5,956
Collectively evaluated for
impairment	35,329	88,284	19,731	97,321	3,242	88,430		332,337
Ending balance	$35,539	$88,289	$19,757	$100,352	$3,242	$91,114		$338,293

December 31, 2014
Individually evaluated for
impairment	$—	$38	$36	$3,853	$—	$2,958		$6,885
Collectively evaluated for
impairment	41,098	88,024	20,716	95,954	2,691	90,745		339,228
Ending balance	$41,098	$88,062	$20,752	$99,807	$2,691	$93,703		$346,113

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Risk ratings 1 and 2	$6,631	$9,596	$11,427	$11,590	$3,346	$3,576
Risk rating 3	21,732	24,294	59,873	59,470	59,543	58,600
Risk rating 4	6,452	6,462	15,978	15,764	28,643	28,557
Risk rating 5	662	683	793	976	5,106	4,490
Risk rating 6	62	63	218	262	3,714	4,584
Risk rating 7	—	—	—	—	—	—
	$35,539	$41,098	$88,289	$88,062	$100,352	$99,807

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2015	2014	2015	2014	2015	2014
Performing	$19,732	$20,752	$3,242	$2,691	$88,465	$92,974
Nonperforming	25	—	—	—	2,649	58
Nonaccrual	—	—	—	—	—	671
	$19,757	$20,752	$3,242	$2,691	$91,114	$93,703

The following schedule provides information on loans that were considered TDRs that were modified during the three months ended March 31, 2015 and March 31, 2014:

	March 31, 2015			March 31, 2014
(Dollars in thousands)	Number of	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded	Number of	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	3	$669	$669	3	$440	$448
Residential real estate	1	111	111	1	89	90
	4	$780	$780	4	$529	$538

The following schedule provides information on TDRs as of March 31, 2015 and 2014 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2015 and March 31, 2014 that had been modified during the year prior to the default:

	Three Months Ended		Three Months Ended
	March 31, 2015		March 31, 2015
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	—	$—	—	$—
Commercial real estate	3	615	3	680
	3	$615	3	$680

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

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2015
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	5	8	—
Consumer	—	—	—
Commercial real estate	819	874	—
Residential real estate	222	222	—
Subtotal	1,046	1,104	—
With an allowance recorded
Agricultural	210	210	1
Commercial and industrial	—	—	—
Consumer	26	26	2
Commercial real estate	2,212	2,740	414
Residential real estate	2,462	2,485	384
Subtotal	4,910	5,461	801
Total
Agricultural	210	210	1
Commercial and industrial	5	8	—
Consumer	26	26	2
Commercial real estate	3,031	3,614	414
Residential real estate	2,684	2,707	384
Total	$5,956	$6,565	$801

December 31, 2014
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	38	43	—
Consumer	8	8	—
Commercial real estate	413	419	—
Residential real estate	502	502	—
Subtotal	961	972	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	—	—	—
Consumer	28	28	4
Commercial real estate	3,440	4,498	745
Residential real estate	2,456	2,474	365
Subtotal	5,924	7,000	1,114
Total
Agricultural	—	—	—
Commercial and industrial	38	43	—
Consumer	36	36	4
Commercial real estate	3,853	4,917	745
Residential real estate	2,958	2,976	365
Total	$6,885	$7,972	$1,114

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2015 and 2014:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
March 31, 2015
With no related allowance recorded
Agricultural	$—	$—
Commercial and industrial	21	—
Consumer	4	—
Commercial real estate	631	1
Residential real estate	362	—
Subtotal	1,018	1
With an allowance recorded
Agricultural	105	(6)
Commercial and industrial	—	—
Consumer	27	1
Commercial real estate	2,826	24
Residential real estate	2,460	22
Subtotal	5,418	41
Total
Agricultural	105	(6)
Commercial and industrial	21	—
Consumer	31	1
Commercial real estate	3,457	25
Residential real estate	2,822	22
Total	$6,436	$42

March 31, 2014
With no related allowance recorded
Agricultural	$226	$—
Commercial and industrial	145	—
Consumer	1	—
Commercial real estate	607	5
Residential real estate	747	5
Subtotal	1,726	10
With an allowance recorded
Agricultural	182	1
Commercial and industrial	465	1
Consumer	33	1
Commercial real estate	3,792	31
Residential real estate	2,123	23
Subtotal	6,595	57
Total
Agricultural	408	1
Commercial and industrial	610	1
Consumer	34	1
Commercial real estate	4,399	36
Residential real estate	2,870	28
Total	$8,321	$67

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days	Days	Days (1)	Total	Past Due	Loans	Accruing
March 31, 2015
Agricultural	$—	$—	$210	$210	$35,329	$35,539	$—
Commercial and industrial	309	247	—	555	87,734	88,289	—
Consumer	40	3	—	43	19,714	19,757	—
Commercial real estate	1,097	—	356	1,453	98,899	100,352	—
Construction real estate	—	—	—	—	3,242	3,242	—
Residential real estate	417	19	186	622	90,492	91,114	—
	$1,863	$269	$752	$2,883	$335,410	$338,293	$—

December 31, 2014
Agricultural	$—	$—	$—	$—	$41,098	$41,098	$—
Commercial and industrial	33	260	—	293	87,769	88,062	—
Consumer	66	10	—	76	20,676	20,752	—
Commercial real estate	172	51	699	922	98,885	99,807	—
Construction real estate	—	—	—	—	2,691	2,691	—
Residential real estate	1,376	404	363	2,143	91,560	93,703	58
	$1,647	$725	$1,062	$3,434	$342,679	$346,113	$58

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2015	2014
Agricultural	$210	$—
Commercial and industrial	5	38
Consumer	—	—
Commercial real estate	1,238	2,652
Construction real estate	—	—
Residential real estate	710	671
	$2,163	$3,361

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2015	2014
Basic Earnings Per Share
Net income available to common
shareholders	$1,642	$1,248

Weighted average common shares outstanding	3,297,022	3,296,350

Basic earnings per share	$0.50	$0.38

Diluted Earnings Per Share
Net income available to common
shareholders	$1,642	$1,248

Weighted average common shares outstanding	3,297,022	3,296,350
Plus dilutive stock options and restricted stock units	11,913	6,458

Weighted average common shares outstanding
and potentially dilutive shares	3,308,935	3,302,808

Diluted earnings per share	$0.50	$0.38

There were 16,250 stock options as of March 31, 2015 and 28,625 as of March 31, 2014 that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2015 and March 31, 2014. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Assets:
Cash and due from banks	$9,748	$9,748	$9,748	$—	$—
Securities available for sale	150,607	150,607	808	137,121	12,678
Federal Home Loan Bank and Federal
Reserve Bank stock	3,185	3,185	—	3,185	—
Loans held for sale	2,061	2,114	—	—	2,114
Loans, net	333,973	338,568	—	—	338,568

Liabilities:
Noninterest-bearing deposits	110,025	110,025	—	110,025	—
Interest-bearing deposits	319,057	319,121	—	319,121	—
Repurchase agreements	21,153	21,153	—	21,153	—
Federal Home Loan Bank advances	20,880	20,921	—	20,921	—

December 31, 2014
Assets:
Cash and due from banks	$16,650	$16,650	$16,650	$—	$—
Securities available for sale	142,521	142,521	775	130,104	11,642
Federal Home Loan Bank and Federal
Reserve Bank stock	3,185	3,185	—	3,185	—
Loans held for sale	2,170	2,237	—	—	2,237
Loans, net	341,940	345,656	—	—	345,656

Liabilities:
Noninterest-bearing deposits	113,006	113,006	—	113,006	—
Interest-bearing deposits	321,822	321,757	—	321,757	—
Repurchase agreements	26,743	26,743	—	26,743	—
Federal Home Loan Bank advances	18,363	18,402	—	18,402	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2015 and December 31, 2014 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at March 31, 2015 and December 31, 2014 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of March 31, 2015 or December 31, 2014. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	in Active	Significant
	Markets for Identical	Other Observable	Significant Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale – March 31, 2015
U.S. Treasury notes and bonds	$—	$8,121	$—	$8,121
U.S. Government and federal agency	—	49,747	—	49,747
State and municipal	—	62,164	10,781	72,945
Mortgage-backed	—	8,554	—	8,554
Corporate	—	7,185	397	7,582
Foreign debt	—	1,001	—	1,001
Equity securities	808	—	1,500	2,308
Asset backed securities	—	349	—	349
Total	$808	$137,121	$12,678	$150,607

Investment Securities, Available for
Sale - December 31, 2014
U.S. Treasury notes and bonds	$—	$8,058	$—	$8,058
U.S. Government and federal agency	—	44,503	—	44,503
State and municipal	—	60,091	9,744	69,835
Mortgage-backed	—	8,942	—	8,942
Corporate	—	7,140	398	7,538
Foreign debt	—	994	—	994
Equity securities	775	—	1,500	2,275
Asset backed securities	—	376	—	376
Total	$775	$130,104	$11,642	$142,521

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2015	2014
Investment Securities, Available for Sale
Balance, January 1	$11,641	$11,328
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	60	(261)
Net purchases, sales, calls, and maturities	977	(17)
Net transfers into Level 3	—	74
Balance, March 31	$12,678	$11,124

Of the Level 3 assets that were held by the Bank at March 31, 2015, the net unrealized loss for the three months ended March 31, 2015 was $59,000, which is recognized in other comprehensive income in the consolidated balance sheet. $995,000 of Level 3 securities were purchased during the first quarter of 2015. There were no purchases of Level 3 securities in the first quarter of 2014. There were no sales of Level 3 securities during the first quarter of 2015 or 2014.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2015	$5,986	$—	$—	$5,986
December 31, 2014	$6,885	$—	$—	$6,885

Other Real Estate
March 31, 2015	$249	$—	$—	$249
December 31, 2014	$150	$—	$—	$150

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Bank estimates the fair value of the loans based on the present value of expected future cash flows using management’s estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”) and its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and the Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2015 was $1,642,000, which represented an increase of $394,000 or 32% compared to the same period in 2014. Growth in net interest income and noninterest income were partially offset by an increase in noninterest expense for the first quarter of 2015 compared to the first quarter of 2014. Basic and diluted earnings per common share were both $0.50 for the first quarter of 2015 compared to $0.38 for both in the same period in 2014. The return on average assets and return on average shareholders’ equity percentages were 1.21% and 9.80%, respectively, for the first quarter of 2015, compared to 0.97% and 8.13%, respectively, for the same period in 2014.

Dividends

Cash dividends of $492,000 or $0.15 per share were declared in the first quarter of 2015, compared to $461,000 or $0.14 per share in the first quarter of 2014. The cash dividend payout percentage was 30% for the first three months of 2015, compared to 37% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2015 and 2014. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$340,581	$3,944	4.63%	$318,646	$3,827	4.81%
Taxable securities (2) (3)	97,665	452	1.85	97,710	482	1.97
Nontaxable securities (1) (2)	48,017	527	4.39	43,611	525	4.82
Other	4,827	3	0.25	4,246	3	0.19
Interest-earning assets	491,090	4,926	4.01	464,213	4,837	4.17
Noninterest-earning assets	51,976			49,615
Total assets	$543,066			$513,828

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$152,299	49	0.13%	$141,112	64	0.18%
Savings deposits	68,068	8	0.05	66,201	10	0.06
Certificates of deposit	100,541	168	0.67	110,646	205	0.74
Advances from Federal Home Loan Bank	18,451	19	0.41	7,889	11	0.56
Other	25,675	12	0.19	21,204	13	0.23
Interest-bearing liabilities	365,034	256	0.28	347,052	303	0.35
Noninterest-bearing demand deposits	108,481			101,605
Other noninterest-bearing liabilities	2,530			3,854
Total liabilities	476,045			452,511
Shareholders' equity	67,021			61,317
Total liabilities and
shareholders' equity	$543,066			$513,828

Net interest income (tax-equivalent basis)-
interest spread		4,670	3.73%		4,534	3.82%
Tax-equivalent adjustment (1)		(180)			(181)
Net interest income		$4,490			$4,353
Net interest income as a percentage of earning
assets (tax-equivalent basis)			3.80%			3.91%

_____________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	Three Months Ended March 31,
	2015 Over 2014
Increase (decrease) in interest income (1)	Total	Volume	Rate
Loans (2)	$116	$801	$(685)
Taxable securities	(30)	—	(30)
Nontaxable securities (2)	2	198	(196)
Other	1	—	1
Net change in tax-equivalent interest income	90	999	(910)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(15)	29	(44)
Savings deposits	(2)	2	(4)
Certificates of deposit	(37)	(18)	(19)
Advances from Federal Home Loan Bank	8	26	(18)
Other	—	9	(9)
Net change in interest expense	(46)	48	(94)
Net change in tax-equivalent
net interest income	$136	$951	$(816)

_______________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $180,000 and $182,000 for the three months ended March 31, 2015 and 2014, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $136,000 in the first three months of 2015 compared to the same period in 2014. The effect of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities, which caused net interest income to increase $951,000 in the first quarter of 2015 compared to the same quarter in the prior year. A reduction of 9 basis points in the net interest spread from 3.82% in the first quarter of 2014 to 3.73% in the same quarter in 2015, resulted in an $816,000 decrease in net interest income.

The average balance of loans increased $21.9 million in the first quarter of 2015 compared to the same period in 2014. Average commercial and industrial and commercial real estate loans were $19.6 million higher, while average consumer and residential mortgage loans grew $0.5 million and $1.8 million, respectively, in the same time period. The increase in the average loans balance was offset by an 18 basis point decrease in the average rate earned. This caused tax-equivalent interest income from loans to increase $116,000 in the first quarter of 2015 compared to the same period in the prior year. The average balance of total securities grew $4.4 million in the first three months of 2015 compared to the same period in 2014. Additional securities were purchased in 2014 and in the first quarter of 2015 to provide added liquidity and to provide earning asset growth. The growth in securities, which was more than offset by the effect of lower interest rates earned, caused interest income to decrease $28,000 in the first quarter of 2015 compared to the same quarter in 2014.

The average balance of interest-bearing demand deposits increased $11.2 million in the first three months of 2015 compared to the same period in 2014. The effect of the higher average balance was offset by a 5 basis point decline in the average rate paid, which caused interest expense to decrease $15,000 in the first quarter of 2015 compared to the same quarter in 2014. The average balance of savings deposits increased $1.9 million in the first quarter of 2015 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by a 1 basis point drop in the average rate paid, resulting in a decrease in interest expense of $2,000 in the first three months of 2015 compared to the same period in 2014. The average balance of certificates of deposit was down $10.1 million in the first quarter of 2015 compared to the same period in 2014. The decline in certificates of deposit plus a 7 basis point reduction in the average rate paid on certificates caused interest expense to fall $37,000 in the first quarter of 2015 compared to the same period in 2014. The effect of $10.6 million of growth in the average balance of Federal Home Loan Bank advances was partially offset by a 15 basis point decrease in the average rate paid causing interest expense to increase $8,000 in the first quarter of 2015 compared to the same quarter in 2014.

ChoiceOne’s net interest income spread was 3.73% in the first quarter of 2015, compared to 3.82% for the first quarter of 2014. The decline in the interest spread was due to a 16 basis point decrease in the average rate earned on interest earning assets in the first quarter of 2015 compared to the same quarter in 2014, which was partially offset by a 7 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2014 and the first quarter of 2015. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2014 and the first quarter of 2015.

Provision and Allowance for Loan Losses

Total loans declined $7.8 million since the end of 2014, while the allowance for loan losses increased $148,000 during the same period. The provision for loan losses was $100,000 in both the first quarter of 2015 and the first quarter of 2014. Nonperforming loans were $5.9 million as of March 31, 2015, compared to $6.6 million as of December 31, 2014. The decrease in nonperforming loans in the first quarter of 2015 was comprised primarily of a reduction of $1.2 million in nonaccrual loans, which was partially offset by an increase in loans considered troubled debt restructurings of $0.6 million. The allowance for loan losses was 1.28% of total loans at March 31, 2015, compared to 1.21% at December 31, 2013 and 1.43% at March 31, 2014.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2015		2014
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$1
Commercial and industrial	—	28	1	20
Consumer	51	36	53	50
Real estate, commercial	—	6	185	14
Real estate, residential	1	30	90	4
	$52	$100	$329	$89

Net recoveries were $49,000 in the first quarter of 2015, compared to net charge-offs of $240,000 in the first quarter of 2014. Net charge-offs on an annualized basis as a percentage of average loans were a negative 0.06% in the first three months of 2015 compared to 0.30% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2015, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $808,000 in the first quarter of 2015 compared to the same period in 2014. An increase in customer service charges of $124,000 in the first quarter of 2015 compared to the same period in the prior year was due to service charges from ChoiceOne’s new checking accounts and income from additional debit card activity. Insurance and investment commissions increased $110,000 in the first quarter of 2015 compared to the same period in 2014 due to a higher level of investment sale and increased advisory fee income. Gains on loan sales grew $357,000 in the first quarter of 2015 compared to the same period in 2014 as low interest rates for long-term fixed-rate residential mortgages has stimulated a higher level of activity. A decrease of $57,000 in the first quarter of 2015 in gains on sales of securities when compared to the same period in 2014 resulted from lower sales activity in the current year. A larger loss on sales of other assets in the first quarter of 2015 compared to the same period in 2014 resulted from a write down of an other real estate owned property in the current year. A death benefit of $308,000 received on a bank owned life insurance policy in the first quarter of 2015 provided most of the increase in earnings on life insurance policies. The decrease in other noninterest income in the first quarter of 2015 compared to the first quarter in the prior year was caused by a $34,000 loss from ChoiceOne’s investment in its data processing center. The data processing center experienced additional expenses related to ChoiceOne’s core data processing conversion that is scheduled for October 2015.

Noninterest Expense

Total noninterest expense increased $504,000 in the first quarter of 2015 compared to the same period in 2014. The increase of $215,000 in salaries and benefits in the first quarter of 2015 compared to the same period in 2014 resulted from higher commission expense related to mortgage and investment sales, salaries, bonus accruals, and health insurance costs. Approximately $60,000 of the increase in data processing expenses in 2015 compared to 2014 was related to ChoiceOne’s core data processing conversion scheduled for October 2015 with most of the remainder caused by higher costs for electronic banking services. Professional fees increased $80,000 in the first quarter of 2015 compared to the same period in 2014 as a result of more use of outside consultants. Approximately $41,000 of the growth in other noninterest expense in 2015 compared to 2014 was caused by higher donation expenses.

Income Tax Expense

Income tax expense was $482,000 in the first quarter of 2015 compared to $435,000 for the same period in 2014. The effective tax rate was 22.7% for 2015 and 25.9% for 2014. The decrease in the effective tax rate in 2015 compared to 2014 was due to the effect of the $308,000 death benefit received in the first quarter of 2015 from a bank owned life insurance policy.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $8.1 million from December 31, 2014 to March 31, 2015. The increase in the securities portfolio resulted from ChoiceOne’s desire to grow earning assets and to offset part of the decline in total loans in the first quarter of 2015. Various securities totaling $9.4 million were purchased in the first three months of 2015 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $0.7 million in various securities were called or matured during the first quarter of 2015. Principal repayments on securities totaled $0.5 million in the first three months of 2015. Approximately $1.1 million of securities were sold in the first three months of 2015 for a net gain of $8,000.

Loans

The loan portfolio (excluding loans held for sale) declined $7.8 million from December 31, 2014 to March 31, 2015. Reductions of $5.6 million, $2.6 million, and $1.0 million in agricultural loans, residential mortgage loans, and consumer loans were offset partially by increases of less than $1.0 million each in commercial and industrial loans, commercial real estate loans, and construction real estate loans. The decrease in agricultural loans was caused in part by seasonal pay downs by borrowers. The decline in residential mortgage loans was due to the sale of the majority of loan volume into the secondary market.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $6.0 million at March 31, 2015, compared to $6.9 million as of December 31, 2014. The balance of commercial real estate loans and residential real estate loans classified as impaired declined $822,000 and $273,000, respectively, in the first quarter 2015 while impaired agricultural loans grew $210,000 since the end of 2014.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2015	2014
Loans accounted for on a nonaccrual basis	$2,163	$3,361
Accruing loans contractually past due 90 days
or more as to principal or interest payments	—	58
Loans considered troubled debt restructurings	3,757	3,175
Total	$5,920	$6,594

At March 31, 2015, nonaccrual loans included $1,238,000 in commercial estate loans, $710,000 in residential real estate loans, $210,000 in agricultural loans, and $5,000 in commercial and industrial loans. At December 31, 2014, nonaccrual loans included $2,652,000 in commercial real estate loans, $671,000 in residential real estate loans, and $38,000 in commercial and industrial loans. The decrease in nonaccrual loans was primarily due to credits placed back on an accrual status once they became performing loans. The increase in loans considered troubled debt restructurings was caused by three loans moved into this category in the first quarter of 2015. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2015.

Deposits and Borrowings

Total deposits decreased $5.7 million in the first quarter of 2015. Checking and savings deposits increased $3.5 million, while certificates of deposit decreased $9.2 million in the first three months of 2015.

A decrease of $5.6 million in repurchase agreements in the first three months of 2015 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances grew $2.5 million in the first quarter of 2015 as advances were used to replace some of the decline in deposits.

Shareholders' Equity

Total shareholders' equity increased $1,601,000 from December 31, 2014 to March 31, 2015. Growth in equity resulted from current year’s net income, increases in accumulated other comprehensive income and proceeds from the issuance of ChoiceOne stock, which was partially offset by cash dividends paid and a repurchase of stock. The $748,000 increase in accumulated other comprehensive income since the end of 2014 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in certain interest rate terms in the first quarter of 2015, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$55,771	13.1%	$34,089	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	51,527	12.1	17,044	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	51,527	12.1	19,175	4.5	N/A	N/A
Tier 1 capital (to average assets)	51,527	9.8	21,130	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$54,463	12.8%	$34,009	8.0%	$42,511	10.0%
Tier 1 capital (to risk weighted assets)	50,219	11.8	17,004	6.0	25,507	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	50,219	11.8	19,130	4.5	27,632	6.5
Tier 1 capital (to average assets)	50,219	9.5	21,081	4.0	26,351	5.0

December 31, 2014
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$55,223	14.3%	$30,948	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	50,562	13.1	15,474	4.0	N/A	N/A
Tier 1 capital (to average assets)	50,562	9.6	21,016	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$52,664	13.6%	$30,881	8.0%	$38,601	10.0%
Tier 1 capital (to risk weighted assets)	48,665	12.6	15,441	4.0	23,161	6.0
Tier 1 capital (to average assets)	48,665	9.3	20,971	4.0	26,214	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2015 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $2.4 million for the three months ended March 31, 2015 compared to $2.1 million provided in the same period a year ago. Various small fluctuations caused the slight increase. Net cash from investing activities was $0.4 million for the first three months of 2015 compared to net cash used of $12.3 million in the same period in 2014. The change was due to a higher level of cash provided by a decrease in loan balances in the first quarter of 2015 in contrast with an increase in the same quarter in 2014. Net cash used in financing activities was $9.6 million in the three months ended March 31, 2015 compared to net cash from financing activities of $4.1 million in the same period in the prior year. The effect of a decline in deposits in the first quarter of 2015 compared to growth in the same quarter in 2014 was partially offset by a higher level of net proceeds from Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or the Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business. In the belief of management, pending or current legal proceedings should not have a material effect on the consolidated financial condition of ChoiceOne.

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2015 ChoiceOne issued 512 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $12,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its own common stock during the quarter ended March 31, 2015.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

January 1 - January 31, 2015
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	75,424
February 1 - February 28, 2015
Employee Transactions	—	$—
Repurchase Plan (1)	15,000	$22.85	15,000	60,424
March 1 - March 31, 2015
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	60,424

________________

(1)	On February 10, 2015, ChoiceOne purchased 15,000 shares of common stock for an aggregate cash price of $343,000. As of March 31, 2015, there are 60,424 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2014. Here incorporated by reference.

3.2	Bylaws of ChoiceOne as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2014. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 13, 2015	/s/ James A. Bosserd
James A. Bosserd President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

