Form 10-Q
period 2015-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2015-08-12
CIK 803164

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______

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

Yes  ☐   No  ☒

As of July 31, 2015, the Registrant had outstanding 3,287,656 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$15,391	$16,650

Securities available for sale (Note 2)	150,974	142,521
Federal Home Loan Bank stock	1,614	1,913
Federal Reserve Bank stock	1,272	1,272

Loans held for sale	2,833	2,170
Loans (Note 3)	335,939	346,113
Allowance for loan losses (Note 3)	(4,353)	(4,173)
Loans, net	331,587	341,940

Premises and equipment, net	11,811	11,795
Cash value of life insurance policies	12,084	12,071
Intangible assets, net	603	827
Goodwill	13,728	13,728
Other assets	5,087	4,753
Total assets	$546,984	$549,640

Liabilities
Deposits – noninterest-bearing	$114,604	$113,006
Deposits – interest-bearing	308,184	321,822
Total deposits	422,788	434,828

Repurchase agreements	21,040	26,743
Advances from Federal Home Loan Bank	31,873	18,363
Other liabilities	3,179	3,516
Total liabilities	478,880	483,450

Shareholders' Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,286,951 at June 30, 2015 and 3,295,834 at December 31, 2014	46,353	46,552
Retained earnings	20,587	18,565
Accumulated other comprehensive income, net	1,164	1,073
Total shareholders’ equity	68,104	66,190
Total liabilities and shareholders’ equity	$546,984	$549,640

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)
	2015	2014	2015	2014
Interest income
Loans, including fees	$3,988	$3,940	$7,930	$7,764
Securities:
Taxable	485	454	937	936
Tax exempt	357	343	706	690
Other	2	1	5	4
Total interest income	4,832	4,738	9,578	9,394

Interest expense
Deposits	215	262	440	541
Advances from Federal Home Loan Bank	28	15	47	26
Other	10	12	22	24
Total interest expense	253	289	509	591

Net interest income	4,579	4,449	9,069	8,803
Provision for loan losses	—	—	100	100

Net interest income after provision for loan losses	4,579	4,449	8,969	8,703

Noninterest income
Customer service charges	1,062	963	2,045	1,822
Insurance and investment commissions	292	206	633	437
Gains on sales of loans	309	304	812	450
Gains on sales of securities	45	27	53	92
Losses on sales and write-downs of other assets	(55)	(110)	(76)	(111)
Earnings on life insurance policies	87	73	475	143
Other	111	119	202	235
Total noninterest income	1,851	1,582	4,144	3,068

Noninterest expense
Salaries and benefits	2,214	2,076	4,513	4,160
Occupancy and equipment	593	596	1,188	1,213
Data processing	578	461	1,132	887
Professional fees	236	236	513	433
Supplies and postage	73	105	178	218
Advertising and promotional	58	93	125	135
Intangible amortization	112	112	224	224
Loan and collection expense	7	40	51	66
FDIC insurance	72	91	149	171
Other	544	403	971	763
Total noninterest expense	4,485	4,213	9,044	8,270

Income before income tax	1,945	1,818	4,069	3,501
Income tax expense	514	481	996	916

Net income	$1,431	$1,337	$3,073	$2,585

Basic earnings per share (Note 4)	$0.43	$0.40	$0.93	$0.78
Diluted earnings per share (Note 4)	$0.43	$0.40	$0.93	$0.78
Dividends declared per share	$0.17	$0.15	$0.32	$0.29

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$1,431	$1,337	$3,073	$2,585

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(649)	948	191	1,190
Less: Reclassification adjustment for gain (loss) recognized in net income	(45)	(27)	(53)	(92)
Net unrealized gain (loss)	(694)	921	138	1,098
Less tax effect	236	(313)	(47)	(372)
Other comprehensive income (loss), net of tax	(458)	608	91	726

Comprehensive income	$973	$1,945	$3,164	$3,311

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			2,585		2,585
Other comprehensive income				726	726
Shares issued	4,775	75			75
Change in ESOP repurchase obligation		(8)			(8)
Effect of employee stock purchases		6			6
Stock-based compensation		11			11
Cash dividends declared ($0.29 per share)			(956)		(956)

Balance, June 30, 2014	3,300,238	$46,679	$16,444	$874	$63,997

Balance, January 1, 2015	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			3,073		3,073
Other comprehensive income				91	91
Shares issued	7,317	102			102
Change in ESOP repurchase obligation		(4)			(4)
Shares repurchased	(16,200)	(371)			(371)
Effect of employee stock purchases		6			6
Stock-based compensation		68			68
Cash dividends declared ($0.32 per share)			(1,051)		(1,051)

Balance, June 30, 2015	3,286,951	$46,353	$20,587	$1,164	$68,104

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,073	$2,585
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	100
Depreciation	486	499
Amortization	752	776
Compensation expense on stock purchases and restricted stock units	74	17
Gains on sales of securities	(53)	(92)
Gains on sales of loans	(812)	(450)
Loans originated for sale	(7,544)	(12,722)
Proceeds from loan sales	7,663	12,739
Earnings on bank-owned life insurance	(475)	(143)
Proceeds on bank-owned life insurance	461	—
Gains on sales of other real estate owned	—	(14)
Write-downs of other real estate owned	76	125
Proceeds from sales of other real estate owned	124	432
Deferred federal income tax expense/(benefit)	(303)	(119)
Net changes in other assets	(289)	18
Net changes in other liabilities	(85)	689
Net cash from operating activities	3,248	4,440

Cash flows from investing activities:
Securities available for sale:
Sales	4,633	10,829
Maturities, prepayments and calls	5,958	6,349
Purchases	(18,969)	(19,719)
Loan originations and payments, net	9,926	(14,291)
Additions to premises and equipment	(502)	(421)
Net cash from investing activities	1,046	(17,253)

Cash flows from financing activities:
Net change in deposits	(12,040)	9,642
Net change in repurchase agreements	(5,703)	(3,672)
Proceeds from Federal Home Loan Bank advances	88,575	25,000
Payments on Federal Home Loan Bank advances	(75,065)	(17,014)
Issuance of common stock	102	75
Repurchase of common stock	(371)	—
Cash dividends	(1,051)	(956)
Net cash from financing activities	(5,553)	13,075

Net change in cash and cash equivalents	(1,259)	262
Beginning cash and cash equivalents	16,650	20,479

Ending cash and cash equivalents	$15,391	$20,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$514	$599
Cash paid for taxes	$1,970	$200
Loans transferred to other real estate owned	$327	$384

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

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2015 and June 30, 2014, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2015 and June 30, 2014, the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2015 and June 30, 2014, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2015 and June 30, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Stock Transactions

A total of 2,536 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $59,000 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2015. A total of 2,434 shares were issued upon the exercise of stock options in the first half of 2015. A total of 2,247 shares of common stock were issued to employees for a cash price of $43,000 under the Employee Stock Purchase Plan in the first half of 2015. A total of 100 shares were issued to employees for Restricted Stock Units that vested during the first six months of 2015. A total of 16,200 shares of common stock were repurchased by ChoiceOne in the first six months of 2015.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$52,238	$132	$(124)	$52,246
U.S. Treasury	8,066	45	(14)	8,097
State and municipal	70,117	1,455	(377)	71,195
Mortgage-backed	7,948	48	(35)	7,961
Corporate	7,463	22	(11)	7,474
Foreign debt	1,000	—	—	1,000
Equity securities	2,279	399	—	2,678
Asset-backed securities	324	—	(1)	323
Total	$149,435	$2,101	$(562)	$150,974

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$44,584	$77	$(158)	$44,503
U.S. Treasury	8,077	11	(30)	8,058
State and municipal	68,376	1,697	(238)	69,835
Mortgage-backed	8,896	68	(22)	8,942
Corporate	7,529	25	(16)	7,538
Foreign debt	1,000	—	(6)	994
Equity securities	2,280	—	(5)	2,275
Asset-backed securities	378	—	(2)	376
Total	$141,120	$1,878	$(477)	$142,521

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the six months ended June 30, 2015. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2015
Beginning balance	$201	$613	$193	$1,498	$39	$1,482	$295	$4,321
Charge-offs	—	—	(55)	—	—	(20)	—	(75)
Recoveries	1	20	42	14	—	30	—	107
Provision	77	(136)	13	(228)	(11)	(116)	401	—
Ending balance	$279	$497	$193	$1,284	$28	$1,376	$696	$4,353

Six Months Ended
June 30, 2015
Beginning balance	$187	$527	$183	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	—	(106)	—	—	(21)	—	(127)
Recoveries	1	48	79	21	—	58	—	207
Provision	91	(78)	37	(378)	19	146	263	100
Ending balance	$279	$497	$193	$1,284	$28	$1,376	$696	$4,353

Individually evaluated for impairment	$—	$—	$1	$333	$—	$332	$—	$666

Collectively evaluated for impairment	$279	$497	$192	$951	$28	$1,044	$696	$3,687

Three Months Ended
June 30, 2014
Beginning balance	$187	$586	$187	$1,664	$7	$1,563	$402	$4,596
Charge-offs	—	—	(64)	—	—	(20)	—	(84)
Recoveries	4	18	57	38	—	27	—	144
Provision	(11)	44	15	70	(2)	(301)	185	—
Ending balance	$180	$648	$195	$1,772	$5	$1,269	$587	$4,656

Six Months Ended
June 30, 2014
Beginning balance	$179	$562	$192	$1,842	$12	$1,625	$323	$4,735
Charge-offs	—	—	(117)	(185)	—	(110)	—	(412)
Recoveries	5	38	107	52	—	31	—	233
Provision	(4)	48	13	63	(7)	(277)	264	100
Ending balance	$180	$648	$195	$1,772	$5	$1,269	$587	$4,656

Individually evaluated for impairment	$20	$38	$4	$836	$—	$254	$—	$1,152

Collectively evaluated for impairment	$160	$610	$191	$936	$5	$1,015	$587	$3,504

Loans
June 30, 2015
Individually evaluated for impairment	$—	$4	$25	$2,286	$—	$2,434		$4,749
Collectively evaluated for impairment	36,518	84,849	20,213	97,110	2,893	89,607		331,190
Ending balance	$36,518	$84,853	$20,238	$99,396	$2,893	$92,041		$335,939

December 31, 2014
Individually evaluated for impairment	$—	$38	$36	$3,853	$—	$2,958		$6,885
Collectively evaluated for impairment	41,098	88,024	20,716	95,954	2,691	90,745		339,228
Ending balance	$41,098	$88,062	$20,752	$99,807	$2,691	$93,703		$346,113

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Risk ratings 1 and 2	$7,402	$9,596	$10,339	$11,590	$3,332	$3,576
Risk rating 3	22,512	24,294	58,206	59,470	58,745	58,600
Risk rating 4	4,669	6,462	15,321	15,764	29,445	28,557
Risk rating 5	1,883	683	969	976	5,427	4,490
Risk rating 6	52	63	18	262	2,447	4,584
Risk rating 7	—	—	—	—	—	—
	$36,518	$41,098	$84,853	$88,062	$99,396	$99,807

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Performing	$20,213	$20,752	$2,893	$2,691	$89,691	$92,974
Nonperforming	25	—	—	—	2,350	58
Nonaccrual	—	—	—	—	—	671
	$20,238	$20,752	$2,893	$2,691	$92,041	$93,703

The following schedule provides information on loans that were considered TDRs that were modified during the three- and six-months periods ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$41	$41	4	$468	$468

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

Impaired loans by loan category follow:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	4	7	—
Consumer	—	—	—
Commercial real estate	713	743	—
Residential real estate	175	179	—
Subtotal	892	929	—
With an related allowance recorded
Agricultural	—	—	—
Commercial and industrial	—	—	—
Consumer	25	25	1
Commercial real estate	1,573	2,105	333
Residential real estate	2,259	2,281	332
Subtotal	3,857	4,411	666
Total
Agricultural	—	—	—
Commercial and industrial	4	7	—
Consumer	25	25	1
Commercial real estate	2,286	2,848	333
Residential real estate	2,434	2,460	332
Total	$4,749	$5,340	$666
December 31, 2014
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	38	43	—
Consumer	8	8	—
Commercial real estate	413	419	—
Residential real estate	502	502	—
Subtotal	961	972	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	—	—	—
Consumer	28	28	4
Commercial real estate	3,440	4,498	745
Residential real estate	2,456	2,474	365
Subtotal	5,924	7,000	1,114
Total
Agricultural	—	—	—
Commercial and industrial	38	43	—
Consumer	36	36	4
Commercial real estate	3,853	4,917	745
Residential real estate	2,958	2,976	365
Total	$6,885	$7,972	$1,114

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the six months ended June 30, 2015 and 2014:

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
June 30, 2015
With no related allowance recorded
Agricultural	$—	$—
Commercial and industrial	16	—
Consumer	3	—
Commercial real estate	658	5
Residential real estate	300	—
Subtotal	977	5
With an allowance recorded
Agricultural	70	(6)
Commercial and industrial	—	—
Consumer	26	1
Commercial real estate	2,408	39
Residential real estate	2,393	41
Subtotal	4,897	75
Total
Agricultural	70	(6)
Commercial and industrial	16	—
Consumer	29	1
Commercial real estate	3,066	44
Residential real estate	2,693	41
Total	$5,874	$80
June 30, 2014
With no related allowance recorded
Agricultural	$150	$—
Commercial and industrial	119	—
Consumer	1	—
Commercial real estate	445	5
Residential real estate	576	6
Subtotal	1,291	11
With an allowance recorded
Agricultural	196	—
Commercial and industrial	437	4
Consumer	33	1
Commercial real estate	3,801	53
Residential real estate	2,206	45
Subtotal	6,673	103
Total
Agricultural	346	—
Commercial and industrial	556	4
Consumer	34	1
Commercial real estate	4,246	58
Residential real estate	2,782	51
Total	$7,964	$114

An aging analysis of loans by loan category follows:

(Dollars in thousands)	30 to 59 Days	60 to 89 Days	Greater Than 90 Days (1)	Total	Loans Not Past Due	Total Loans	90 Days Past Due and Accruing
June 30, 2015
Agricultural	$137	$—	$—	$137	$36,381	$36,518	$—
Commercial and industrial	120	238	—	358	84,495	84,853	—
Consumer	67	33	—	100	20,138	20,238	—
Commercial real estate	1,407	—	476	1,883	97,513	99,396	—
Construction real estate	—	—	—	—	2,893	2,893	—
Residential real estate	1,289	197	143	1,629	90,412	92,041	157
	$3,020	$468	$619	$4,107	$331,832	$335,939	$157
December 31, 2014
Agricultural	$—	$—	$—	$—	$41,098	$41,098	$—
Commercial and industrial	33	260	—	293	87,769	88,062	—
Consumer	66	10	—	76	20,676	20,752	—
Commercial real estate	172	51	699	922	98,885	99,807	—
Construction real estate	—	—	—	—	2,691	2,691	—
Residential real estate	1,376	404	363	2,143	91,560	93,703	58
	$1,647	$725	$1,062	$3,434	$342,679	$346,113	$58

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2015	2014
Agricultural	$—	$—
Commercial and industrial	4	38
Consumer	—	—
Commercial real estate	931	2,652
Construction real estate	—	—
Residential real estate	612	671
	$1,547	$3,361

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2015	2014	2015	2014
Basic Earnings Per Share
Net income available to common shareholders	$1,431	$1,337	$3,073	$2,585

Weighted average common shares outstanding	3,285,290	3,298,432	3,287,063	3,297,397

Basic earnings per share	$0.43	$0.40	$0.93	$0.78

Diluted Earnings Per Share
Net income available to common shareholders	$1,431	$1,337	$3,073	$2,585

Weighted average common shares outstanding	3,285,290	3,298,432	3,287,063	3,297,397
Plus dilutive stock options and restricted stock units	9,256	6,892	9,300	6,660

Weighted average common shares outstanding and potentially dilutive shares	3,294,546	3,305,324	3,296,363	3,304,057

Diluted earnings per share	$0.43	$0.40	$0.93	$0.78

There were zero stock options as of June 30, 2015 and 28,628 as of June 30, 2014 that are considered to be anti-dilutive to earnings per share for the three-month and six-month periods ended June 30, 2015 and June 30, 2014. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Assets:
Cash and due from banks	$15,391	$15,391	$15,391	$—	$—
Securities available for sale	150,974	150,974	1,178	1,178	12,046
Federal Home Loan Bank and Federal
Reserve Bank stock	2,886	2,886	—	2,886	—
Loans held for sale	2,833	2,911	—	—	2,911
Loans, net	331,587	337,769	—	—	337,769

Liabilities:
Noninterest-bearing deposits	114,604	114,604	—	114,604	—
Interest-bearing deposits	308,184	308,407	—	308,407	—
Repurchase agreements	21,040	21,040	—	21,040	—
Federal Home Loan Bank advances	31,873	31,908	—	31,908	—

December 31, 2014
Assets:
Cash and due from banks	$16,650	$16,650	$16,650	$—	$—
Securities available for sale	142,521	142,521	775	130,104	11,642
Federal Home Loan Bank and Federal
Reserve Bank stock	3,185	3,185	—	3,185	—
Loans held for sale	2,170	2,237	—	—	2,237
Loans, net	341,940	345,656	—	—	345,656

Liabilities:
Noninterest-bearing deposits	113,006	113,006	—	113,006	—
Interest-bearing deposits	321,822	321,757	—	321,757	—
Repurchase agreements	26,743	26,743	—	26,743	—
Federal Home Loan Bank advances	18,363	18,402	—	18,402	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at June 30, 2015 and December 31, 2014 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at June 30, 2015 and December 31, 2014 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of June 30, 2015 or December 31, 2014. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale - June 30, 2015
U.S. Treasury notes and bonds	$—	$8,097	$—	$8,097
U.S. Government and federal agency	—	52,246	—	52,246
State and municipal	—	61,047	10,148	71,195
Mortgage-backed	—	7,961	—	7,961
Corporate	—	7,076	398	7,474
Foreign debt	—	1,000	—	1,000
Equity securities	1,178	—	1,500	2,678
Asset backed securities	—	323	—	323
Total	$1,178	$137,750	$12,046	$150,974

Investment Securities, Available for Sale -
December 31, 2014
U.S. Treasury notes and bonds	$—	$8,058	$—	$8,058
U.S. Government and federal agency	—	44,503	—	44,503
State and municipal	—	60,091	9,744	69,835
Mortgage-backed	—	8,942	—	8,942
Corporate	—	7,140	398	7,538
Foreign debt	—	994	—	994
Equity securities	775	—	1,500	2,275
Asset backed securities	—	376	—	376
Total	$775	$130,104	$11,642	$142,521

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2015	2014
Investment Securities, Available for Sale
Balance, January 1	$11,642	$11,328
Total realized and unrealized gains included in income	—	(11)
Total unrealized gains (losses) included in other comprehensive income	772	(69)
Net purchases, sales, calls, and maturities	(368)	(1,119)
Net transfers into Level 3	—	74
Balance, June 30	$12,046	$10,203

Of the Level 3 assets that were held by the Bank at June 30, 2015, the net unrealized gain for the six months ended June 30, 2015 was $772,000, which is recognized in other comprehensive income in the consolidated balance sheet. $995,000 of Level 3 securities were purchased during the first half of 2015 and $368,000 of Level 3 securities matured or were called in the same period. There were no sales or purchases of Level 3 securities during the first and second quarters of 2014.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
June 30, 2015	$4,749	$—	$—	$4,749
December 31, 2014	$6,885	$—	$—	$6,885

Other Real Estate
June 30, 2015	$278	$—	$—	$278
December 31, 2014	$150	$—	$—	$150

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill and loan servicing rights, the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2015 was $1,431,000, which represented an increase of $94,000 or 7% compared to the same period in 2014. Net income for the first six months of 2015 was $3,073,000, which represented an increase of $488,000 or 19% over the same period in 2014. An increase in noninterest income was offset by an increase in noninterest expense in the second quarter of 2015 compared to the same quarter in 2014. Growth in net interest income and noninterest income were partially offset by an increase in noninterest expense for the first half of 2015 compared to the same period in 2014. Basic and diluted earnings per common share were both $0.43 for the second quarter of 2015 and $0.93 for the first six months of 2015, compared to $0.40 and $0.78, respectively, for the same periods in 2014. The return on average assets and return on average shareholders’ equity percentages were 1.13% and 9.11%, respectively, for the first half of 2015, compared to 1.00% and 8.22%, respectively, for the same period in 2014.

Dividends

Cash dividends of $559,000 or $0.17 per share were declared in the second quarter of 2015, compared to $495,000 or $0.15 per share in the second quarter of 2014. The cash dividends declared in the first six months of 2015 were $1,051,000 or $0.32 per share, compared to $956,000 or $0.29 per share declared in the same period in 2014. The cash dividend payout percentage was 34% for the first six months of 2015, compared to 37% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2015 and 2014, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$342,249	$7,935	4.64%	$322,397	$7,771	4.82%
Taxable securities (2) (3)	100,687	937	1.86	98,296	936	1.90
Nontaxable securities (1) (2)	48,996	1,066	4.35	43,732	1,042	4.77
Other	3,374	5	0.30	3,445	4	0.23
Interest-earning assets	495,306	9,943	4.01	467,870	9,753	4.17
Noninterest-earning assets	48,262			48,742
Total assets	$543,568			$516,612

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$151,451	101	0.13%	$137,121	122	0.18%
Savings deposits	67,683	13	0.04	67,726	19	0.06
Certificates of deposit	96,943	326	0.67	107,913	400	0.74
Advances from Federal Home Loan Bank	23,273	47	0.40	10,729	26	0.48
Other	23,547	22	0.19	21,754	24	0.22
Interest-bearing liabilities	362,897	509	0.28	345,243	591	0.34
Noninterest-bearing demand deposits	110,792			106,631
Other noninterest-bearing liabilities	2,442			1,851
Total liabilities	476,131			453,725
Shareholders' equity	67,437			62,887
Total liabilities and shareholders' equity	$543,568			$516,612

Net interest income (tax-equivalent basis)- interest spread		9,434	3.73%		9,162	3.83%
Tax-equivalent adjustment (1)		(365)			(359)
Net interest income		$9,069			$8,803
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.81%			3.92%

_______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Six Months Ended June 30,
(Dollars in thousands)	2015 Over 2014
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$164	$833	$(669)
Taxable securities	1	44	(43)
Nontaxable securities (2)	24	224	(200)
Other	1	—	1
Net change in tax-equivalent interest income	190	1,101	(911)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(21)	30	(51)
Savings deposits	(6)	—	(6)
Certificates of deposit	(74)	(39)	(35)
Advances from Federal Home Loan Bank	21	34	(13)
Other	(2)	4	(6)
Net change in interest expense	(82)	29	(111)
Net change in tax-equivalent net interest income	$272	$1,072	$(800)

_______________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $365,000 and $359,000 for the six months ended June 30, 2015 and 2014, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $272,000 in the first six months of 2015 compared to the same period in 2014. The effect of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities, which caused net interest income to increase $1,072,000 in the first half of 2015 compared to the same period in the prior year. Net interest spread was reduced 10 basis points from 3.83% in the first six months of 2014, to 3.73% in the first half in 2015, which caused a decline in net interest income of $801,000.

The average balance of loans increased $19.9 million in the first six months of 2015 compared to the same period in 2014. Average commercial and industrial and commercial real estate loans were $18.4 million higher, while average consumer and residential mortgage loans grew $235,000 and $1.2 million, respectively, in the same time period. The increase in the average loans balance was offset by an 18 basis point decrease in the average rate earned. This caused tax-equivalent interest income from loans to increase $164,000 in the first half of 2015 compared to the same period in the prior year. The average balance of total securities grew $7.7 million in the first six months of 2015 compared to the same period in 2014. Additional securities were purchased in 2014 and in the first half of 2015 to provide added liquidity and to provide earning asset growth. Growth in average securities, partially offset by the effect of lower interest rates earned, caused interest income to increase $25,000 in the first six months of 2015 compared to the same period in 2014.

The average balance of interest-bearing demand deposits increased $14.3 million in the first six months of 2015 compared to the same period in 2014. The effect of the higher average balance, offset by a 5 basis point decrease in the average rate paid, caused interest expense to decrease $21,000 in the first half of 2015 compared to the same period in 2014. The average balance of savings deposits decreased $43,000 in the first six months of 2015 compared to the same period in the prior year. The impact of the savings deposit decline along with a 2 basis point drop in the average rate paid resulted in a decrease in interest expense of $6,000 in the first half of 2015 compared to the same period in 2014. The average balance of certificates of deposit was down $11.0 million in the first six months of 2015 compared to the same period in 2014. The decline in certificates of deposit plus a 7 basis point reduction in the average rate paid on certificates caused interest expense to fall $74,000 in the first half of 2015 compared to the same period in 2014. The effect of $12.5 million of growth in the average balance of Federal Home Loan Bank advances was partially offset by an 8 basis point decrease in the average rate paid causing interest expense to increase $21,000 in the first six months of 2015 compared to the same period in the prior year. A $1.8 million increase in the average balance of other interest-bearing liabilities in the first six months of 2015 compared to the first half of 2014 was offset by a 3 basis point decline in the average rate paid causing a $2,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 3.73% in the first six months of 2015, compared to 3.83% for the first half of 2014. The decline in the interest spread was due to a 16 basis point decrease in the average rate earned on interest-earning assets in the first half of 2015 compared to the same six months in 2014, which was partially offset by a 6 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2014 and the first half of 2015. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2014 and the first six months of 2015.

Provision and Allowance for Loan Losses

Total loans declined $9.5 million in the first half of 2015, while the allowance for loan losses increased $179,000 during the same period. There was no provision for loan losses made in the second quarter and $100,000 in the first half of 2015 and 2014. Nonperforming loans were $4.7 million as of June 30, 2015, compared to $5.9 million as of March 31, 2015 and $6.6 million as of December 31, 2014. The decrease in nonperforming loans in the first six months of 2015 was comprised primarily of a reduction of $1.8 million in nonaccrual loans. The allowance for loan losses was 1.28% of total loans at June 30, 2015 and March 31, 2015 and 1.20% at December 31, 2014.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2015		2014
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$1	$—	$5
Commercial and industrial	—	48	—	38
Consumer	106	79	117	107
Real estate, commercial	—	21	185	52
Real estate, residential	21	58	110	31
	$127	$207	$412	$233

Net recoveries were $31,000 in the second quarter of 2015 and $80,000 in the first six months of 2015 compared to $60,000 of net recoveries in the second quarter of 2014 and net charge-offs of $179,000 in the first six months of 2014. Net charge-offs on an annualized basis as a percentage of average loans were a negative 0.05% in the first six months of 2015 compared to a positive 0.11% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2015, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $269,000 in the second quarter of 2015 and $1.1 million in the first six months of 2015 compared to the same periods in 2014. Increase in customer service charges of $99,000 in the second quarter and $223,000 in the first half of 2015 compared to the same periods in the prior year were due to service charges from ChoiceOne’s new checking accounts and income from additional debit card activity. Insurance and investment commissions grew $86,000 in the second quarter and $196,000 in the first six months of 2015 compared to the same periods in 2014 as a result of increased sales of investment products and growth in investment advisory fees. Gains on sales of loans grew $362,000 in the first half of 2015 compared to the same period in the prior year as a result of increased residential mortgage originations. An increase of $18,000 in the second quarter of 2015 in gains on sales of securities when compared to the same period in 2014 resulted from higher sales activity during the quarter. A lower loss on sales of other assets in the second quarter and first half of 2015 compared to the same periods in 2014 resulted from less write-downs of other real estate owned property in those periods. A death benefit of $308,000 received on a bank owned life insurance policy in the first quarter of 2015 provided most of the increase in earnings on life insurance policies. The decrease in other noninterest income in the first half of 2015 compared to the first six months in the prior year was caused by a $44,000 loss from ChoiceOne’s investment in its data processing center. The data processing center experienced additional expenses related to ChoiceOne’s core data processing conversion that is scheduled for October 2015.

Noninterest Expense

Total noninterest expense increased $272,000 in the second quarter of 2015 and $774,000 in the first six months of 2015 compared to the same periods in 2014. Salaries and benefits expense increased $138,000 in the second quarter and $353,000 in the first six months of 2015 compared to the same periods in the prior year. The increase in salaries and benefits was the result of higher costs related to salaries, health insurance and commission expenses. Approximately $120,000 of the increase in data processing expenses in the first six months of 2015 compared to the same period in 2014 was related to ChoiceOne’s core data processing conversion scheduled for October 2015 with most of the remainder caused by higher costs for electronic banking services. Professional fees increased $80,000 in the first half of 2015 compared to the same period in 2014 as a result of more use of outside consultants. Other noninterest expense increases in 2015 compared to 2014 were caused primarily by higher donation and loan related expenses.

Income Tax Expense

Income tax expense was $996,000 in the first six months of 2015 compared to $916,000 for the same period in 2014. The effective tax rate was 24.5% for 2015 and 26.2% for 2014. The decrease in the effective tax rate in 2015 compared to 2014 was due to the effect of a $308,000 death benefit received in the first quarter of 2015 from a bank owned life insurance policy.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $367,000 in the second quarter and increased $8.5 million in the first six months of 2015. The increase in the securities portfolio resulted from ChoiceOne’s desire to grow earning assets and to offset part of the decline in total loans in first half of 2015. Various securities totaling $19.0 million were purchased in the first half of 2015 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $4.7 million in various securities were called or matured since the end of 2014. Principal repayments on securities totaled $1.3 million in the first six months of 2015. Approximately $4.6 million of securities were sold in the first six months of 2015 for a net gain of $53,000.

Loans

The loan portfolio (excluding loans held for sale) declined $2.4 million in the second quarter of 2014 and $10.2 million in the first six months of 2015. Balances in all loan categories declined in the first half of 2015 with the largest reductions occurring in agricultural loans of $4.6 million and commercial and industrial loans of $3.2 million. The decrease in agricultural loans was caused in part by seasonal pay downs by borrowers. The environment for loan originations in ChoiceOne’s market area has become increasingly competitive.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.7 million as of June 30, 2015, compared to $6.0 million as of March 31, 2015 and $6.9 million as of December 31, 2014. The balance of commercial real estate loans and residential real estate loans classified as impaired declined $1.6 million and $0.5 million, respectively, since the end of 2014.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2015	2014
Loans accounted for on a nonaccrual basis	$1,547	$3,361
Accruing loans contractually past due 90 days or more as to principal or interest payments	157	58
Loans considered troubled debt restructurings	3,102	3,175
Total	$4,806	$6,594

At June 30, 2015, nonaccrual loans included $931,000 in commercial real estate loans, $612,000 in residential real estate loans, and $4,000 in commercial and industrial loans. At December 31, 2014, nonaccrual loans included $2,652,000 in commercial real estate loans, $671,000 in residential real estate loans, and $38,000 in commercial and industrial loans. The decrease in nonaccrual loans was primarily due to credits paid off during the first six months of 2015. Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2015.

Deposits and Borrowings

Total deposits decreased $6.3 million in the second quarter of 2015 and $12.0 million since the end of 2014. Checking and savings deposits grew $1.4 million in the first six months of 2015, while certificates of deposit decreased $13.4 million. ChoiceOne continued to place an emphasis on building its core deposits base in 2015.

A decrease of $5.7 million in repurchase agreements in the first six months of 2015 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances grew $13.5 million in the first half of 2015 as advances were used to replace some of the decline in deposits.

Shareholders’ Equity

Total shareholders’ equity increased $1.9 million from December 31, 2014 to June 30, 2015. Growth in equity resulted from current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the issuance of ChoiceOne stock, which was offset by cash dividends paid and repurchases of stock. The $91,000 increase in accumulated other comprehensive income since the end of 2014 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in certain interest rate terms since December 31, 2014, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$56,834	13.6%	$33,462	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	52,608	12.6	16,731	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	52,608	12.6	18,823	4.5	N/A	N/A
Tier 1 capital (to average assets)	52,608	9.9	21,183	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,150	13.2%	$33,351	8.0%	$41,689	10.0%
Tier 1 capital (to risk weighted assets)	50,924	12.2	16,676	6.0	25,013	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	50,924	12.2	18,760	4.5	27,098	6.5
Tier 1 capital (to average assets)	50,924	9.6	21,113	4.0	26,391	5.0

December 31, 2014
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$55,223	14.3%	$30,948	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	50,562	13.1	15,474	4.0	N/A	N/A
Tier 1 capital (to average assets)	50,562	9.6	21,016	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$52,664	13.6%	$30,881	8.0%	$38,601	10.0%
Tier 1 capital (to risk weighted assets)	48,665	12.6	15,441	4.0	23,161	6.0
Tier 1 capital (to average assets)	48,665	9.3	20,971	4.0	26,214	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2015 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $3.2 million for the six months ended June 30, 2015 compared to $4.4 million provided in the same period a year ago. The decrease was caused by an increase in net cash flows used by loans originated for sale in the secondary market, an increase in other assets, and a decrease in other liabilities. Net cash from investing activities was $1.0 million for the first half of 2015, compared to net cash used of $17.3 million in the same period in 2014. The change was due to a decrease in loan balances in the first half of 2015 in contrast with an increase in the same period in 2014 along with fewer sales of securities in the six month period. Net cash used in financing activities was $5.6 million in the first six months of 2015 compared to net cash from financing activities of $13.1 million during the same period in the prior year. The effect of a decline in deposits in the first half of 2015 compared to growth in the same period in 2014 was partially offset by a higher level of net proceeds from Federal Home Loan Bank advances.

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

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne’s risk factors, as compared to the information disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 22, 2015 ChoiceOne issued 1,097 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $21,000. On May 29, 2015 ChoiceOne issued 1,363 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $32,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its own common stock during the quarter ended June 30, 2015.

(Dollars in thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
Period

April 1 - April 30, 2015
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	60,424
May 1 - May 31, 2015
Employee Transactions	—	$—
Repurchase Plan (1)	1,200	$23.31	1,200	59,224
June 1 - June 30, 2015
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	59,224

(1)	On May 19, 2015, ChoiceOne purchased 1,200 shares of common stock for an aggregate cash price of $28,000. As of June 30, 2015, there are 59,224 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of the Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 12, 2015	/s/ James A. Bosserd
James A. Bosserd Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

