Form 10-Q
period 2015-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2015-11-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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
Yes  ☐           No  ☒

As of October 31, 2015, the Registrant had outstanding 3,292,716 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2015	2014
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$12,387	$16,650

Securities available for sale (Note 2)	154,329	142,521
Federal Home Loan Bank stock	1,614	1,913
Federal Reserve Bank stock	1,573	1,272

Loans held for sale	2,559	2,170
Loans (Note 3)	343,046	346,113
Allowance for loan losses (Note 3)	(4,317)	(4,173)
Loans, net	338,729	341,940

Premises and equipment, net	11,885	11,795
Cash value of life insurance policies	12,172	12,071
Intangible assets, net	491	827
Goodwill	13,728	13,728
Other assets	5,324	4,753
Total assets	$554,791	$549,640

Liabilities
Deposits – noninterest-bearing	$114,805	$113,006
Deposits – interest-bearing	352,291	321,822
Total deposits	467,096	434,828

Federal funds purchased	1,171	—
Repurchase agreements	7,038	26,743
Advances from Federal Home Loan Bank	6,840	18,363
Other liabilities	3,145	3,516
Total liabilities	485,290	483,450

Shareholders' Equity
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,291,928 at September 30, 2015 and 3,295,834 at December 31, 2014	46,399	46,552
Retained earnings	21,478	18,565
Accumulated other comprehensive income, net	1,624	1,073
Total shareholders’ equity	69,501	66,190
Total liabilities and shareholders’ equity	$554,791	$549,640

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$4,015	$4,008	$11,945	$11,772
Securities:
Taxable	489	458	1,427	1,394
Tax exempt	361	349	1,067	1,039
Other	6	2	10	6
Total interest income	4,871	4,817	14,449	14,211

Interest expense
Deposits	222	258	663	800
Advances from Federal Home Loan Bank	17	15	64	41
Other	7	9	28	33
Total interest expense	246	282	755	874

Net interest income	4,625	4,535	13,694	13,337
Provision for loan losses	—	—	100	100

Net interest income after provision for loan losses	4,625	4,535	13,594	13,237

Noninterest income
Customer service charges	1,092	1,056	3,137	2,878
Insurance and investment commissions	219	242	852	678
Gains on sales of loans	308	276	1,120	726
Gains on sales of securities	155	89	208	182
Losses on sales and write-downs of other assets	(21)	(32)	(97)	(142)
Earnings on life insurance policies	87	75	562	219
Other	120	130	322	362
Total noninterest income	1,960	1,836	6,104	4,903

Noninterest expense
Salaries and benefits	2,323	2,127	6,835	6,288
Occupancy and equipment	598	599	1,786	1,812
Data processing	558	473	1,689	1,360
Professional fees	263	250	776	683
Supplies and postage	100	100	278	317
Advertising and promotional	54	57	179	191
Intangible amortization	112	112	336	336
Loan and collection expense	53	37	104	103
FDIC insurance	72	86	222	257
Other	469	388	1,441	1,151
Total noninterest expense	4,602	4,229	13,646	12,498

Income before income tax	1,983	2,142	6,052	5,642
Income tax expense	533	588	1,529	1,503

Net income	$1,450	$1,554	$4,523	$4,139

Basic earnings per share (Note 4)	$0.44	$0.47	$1.37	$1.25
Diluted earnings per share (Note 4)	$0.44	$0.47	$1.37	$1.25
Dividends declared per share	$0.17	$0.15	$0.49	$0.44

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,450	$1,554	$4,523	$4,139

Other comprehensive income:
Unrealized holding gains on available for sale securities	852	230	1,043	1,420
Less: Reclassification adjustment for gain recognized in net income	(155)	(89)	(208)	(182)
Net unrealized gain	697	141	835	1,238
Less tax effect	(237)	(48)	(284)	(420)
Other comprehensive income, net of tax	460	93	551	818

Comprehensive income	$1,910	$1,647	$5,074	$4,957

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total
Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			4,139		4,139
Other comprehensive income				818	818
Shares repurchased	(3,437)	(69)			(69)
Shares issued	7,137	101			101
Change in ESOP repurchase obligation		(18)			(18)
Effect of employee stock purchases		9			9
Stock-based compensation	942	18			18
Cash dividends declared ($0.44 per share)			(1,451)		(1,451)

Balance, September 30, 2014	3,300,105	$46,636	$17,503	$966	$65,105

Balance, January 1, 2015	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			4,523		4,523
Other comprehensive income				551	551
Shares repurchased	(16,200)	(371)			(371)
Shares issued	10,010	153			153
Change in ESOP repurchase obligation		(4)			(4)
Effect of employee stock purchases		9			9
Stock-based compensation	2,284	60			60
Cash dividends declared ($0.49 per share)			(1,610)		(1,610)

Balance, September 30, 2015	3,291,928	$46,399	$21,478	$1,624	$69,501

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)
	2015	2014
Cash flows from operating activities:
Net income	$4,523	$4,139
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	100	100
Depreciation	736	746
Amortization	1,111	1,156
Compensation expense on stock purchases and
restricted stock units	69	27
Gains on sales of securities	(208)	(182)
Gains on sales of loans	(1,120)	(726)
Loans originated for sale	(36,402)	(20,892)
Proceeds from loan sales	37,093	20,506
Earnings on bank-owned life insurance	(562)	(219)
Proceeds on bank-owned life insurance	461	—
Gains on sales of other real estate owned	(11)	(22)
Write-downs of other real estate owned	108	154
Proceeds from sales of other real estate owned	299	761
Deferred federal income tax benefit	(209)	(250)
Net changes in other assets	(716)	(724)
Net changes in other liabilities	(452)	937
Net cash from operating activities	4,820	5,511

Cash flows from investing activities:
Securities available for sale:
Sales	23,329	17,386
Maturities, prepayments and calls	12,469	8,637
Purchases	(47,171)	(30,211)
Loan originations and payments, net	2,733	(23,146)
Additions to premises and equipment	(826)	(615)
Net cash from investing activities	(9,466)	(27,949)

Cash flows from financing activities:
Net change in deposits	32,268	4,423
Net change in repurchase agreements	(19,705)	(6,379)
Net change in federal funds purchased	1,171	2,149
Proceeds from Federal Home Loan Bank advances	116,575	56,700
Payments on Federal Home Loan Bank advances	(128,098)	(42,722)
Issuance of common stock	153	101
Repurchase of common stock	(371)	(69)
Cash dividends	(1,610)	(1,451)
Net cash from financing activities	383	12,752

Net change in cash and cash equivalents	(4,263)	(9,686)
Beginning cash and cash equivalents	16,650	20,479

Ending cash and cash equivalents	$12,387	$10,793

Supplemental disclosures of cash flow information:
Cash paid for interest	$766	$980
Cash paid for taxes	$2,395	$884
Loans transferred to other real estate owned	$378	$521

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2015 and September 30, 2014, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2015 and September 30, 2014, the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2015 and September 30, 2014, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 and September 30, 2014. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Stock Transactions

A total of 3,907 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $85,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2015. A total of 2,733 shares were issued upon the exercise of stock options in the first three quarters of 2015. A total of 3,370 shares of common stock were issued to employees for a cash price of $44,000 under the Employee Stock Purchase Plan in the first nine months of 2015. A total of 2,284 shares were issued to employees for Restricted Stock Units that vested during the first three quarters of 2015. A total of 16,200 shares of common stock were repurchased by ChoiceOne in the first nine months of 2015.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		September 30, 2015
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$55,333	$274	$(7)	$55,600
U.S. Treasury	6,142	35	(1)	6,176
State and municipal	71,136	1,846	(101)	72,881
Mortgage-backed	7,476	62	(9)	7,529
Corporate	8,428	24	(17)	8,435
Foreign debt	1,000	1	—	1,001
Equity securities	2,280	132	—	2,412
Asset-backed securities	298	—	(3)	295
Total	$152,093	$2,374	$(138)	$154,329

		December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$44,584	$77	$(158)	$44,503
U.S. Treasury	8,077	11	(30)	8,058
State and municipal	68,376	1,697	(238)	69,835
Mortgage-backed	8,896	68	(22)	8,942
Corporate	7,529	25	(16)	7,538
Foreign debt	1,000	—	(6)	994
Equity securities	2,280	—	(5)	2,275
Asset-backed securities	378	—	(2)	376
Total	$141,120	$1,878	$(477)	$142,521

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded during the nine months ended September 30, 2015. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2015
Beginning balance	$279	$498	$193	$1,284	$28	$1,375	$695	$4,352
Charge-offs	—	—	(65)	—	—	(25)	—	(90)
Recoveries	—	11	25	15	—	4	—	55
Provision	10	(14)	57	(179)	15	(2)	113	—
Ending balance	$289	$495	$210	$1,120	$43	$1,352	$808	$4,317

Nine Months Ended September 30, 2015
Beginning balance	$187	$527	$183	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	—	(172)	—	—	(46)	—	(218)
Recoveries	1	59	104	36	—	62	—	262
Provision	101	(91)	95	(557)	34	143	375	100
Ending balance	$289	$495	$210	$1,120	$43	$1,352	$808	$4,317

Individually evaluated for impairment	$3	$1	$29	$296	$—	$355	$—	$684

Collectively evaluated for impairment	$286	$494	$181	$824	$43	$997	$808	$3,633

Three Months Ended September 30, 2014
Beginning balance	$180	$677	$195	$1,743	$5	$1,269	$587	$4,656
Charge-offs	—	—	(82)	—	—	(7)	—	(89)
Recoveries	6	23	39	16	—	9	—	93
Provision	(47)	(78)	42	325	1	(120)	(123)	—
Ending balance	$139	$622	$194	$2,084	$6	$1,151	$464	$4,660

Nine Months Ended September 30, 2014
Beginning balance	$179	$562	$192	$1,842	$12	$1,625	$323	$4,735
Charge-offs	—	—	(199)	(185)	—	(117)	—	(501)
Recoveries	10	90	146	39	—	41	—	326
Provision	(50)	(30)	55	388	(6)	(398)	141	100
Ending balance	$139	$622	$194	$2,084	$6	$1,151	$464	$4,660

Individually evaluated for impairment	$6	$18	$3	$1,053	$—	$301	$—	$1,381

Collectively evaluated for impairment	$133	$604	$191	$1,031	$6	$850	$464	$3,279

Loans September 30, 2015
Individually evaluated for impairment	$51	$107	$69	$3,325	$—	$2,473		$6,025
Collectively evaluated for impairment	37,626	88,658	20,504	95,879	4,701	89,653		337,021
Ending balance	$37,677	$88,765	$20,573	$99,204	$4,701	$92,126		$343,046

December 31, 2014
Individually evaluated for impairment	$—	$38	$36	$3,853	$—	$2,958		$6,885
Collectively evaluated for impairment	41,098	88,024	20,716	95,954	2,691	90,745		339,228
Ending balance	$41,098	$88,062	$20,752	$99,807	$2,691	$93,703		$346,113

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category:

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Risk ratings 1 and 2	$7,576	$9,596	$9,149	$11,590	$3,322	$3,576
Risk rating 3	23,957	24,294	63,839	59,470	58,634	58,600
Risk rating 4	4,252	6,462	14,899	15,764	29,904	28,557
Risk rating 5	1,841	683	862	976	4,955	4,490
Risk rating 6	51	63	16	262	2,389	4,584
Risk rating 7	—	—	—	—	—	—
	$37,677	$41,098	$88,765	$88,062	$99,204	$99,807

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity:

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2015	2014	2015	2014	2015	2014
Performing	$20,544	$20,752	$4,701	$2,691	$89,619	$92,974
Nonperforming	29	—	—	—	2,059	58
Nonaccrual	—	—	—	—	448	671
	$20,573	$20,752	$4,701	$2,691	$92,126	$93,703

The following schedule provides information on loans that were considered TDRs that were modified during the three- and nine-month periods ended September 30, 2015:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	—	$—	$—	4	$448	$448
Residential real estate	1	85	85	2	193	193
	1	$85	$85	6	$641	$641

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

The following schedule provides information on TDRs as of September 30, 2015 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2015 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2015		September 30, 2015
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial real estate	2	$293	3	$409

The following schedule provides information on TDRs as of September 30, 2014 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2014 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2014		September 30, 2014
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	6	$1,315	6	$1,315
Commercial real estate	2	111	2	111
	8	$1,426	8	$1,426

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2015
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	4	7	—
Consumer	—	—	—
Commercial real estate	1,790	1,833	—
Residential real estate	42	42	—
Subtotal	1,836	1,882	—
With an allowance recorded
Agricultural	51	51	3
Commercial and industrial	103	103	1
Consumer	69	69	29
Commercial real estate	1,535	2,069	296
Residential real estate	2,431	2,444	355
Subtotal	4,189	4,736	684
Total
Agricultural	51	51	3
Commercial and industrial	107	110	1
Consumer	69	69	29
Commercial real estate	3,325	3,902	296
Residential real estate	2,473	2,486	355
Total	$6,025	$6,618	$684

December 31, 2014
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	38	43	—
Consumer	8	8	—
Commercial real estate	413	419	—
Residential real estate	502	502	—
Subtotal	961	972	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	—	—	—
Consumer	28	28	4
Commercial real estate	3,440	4,498	745
Residential real estate	2,456	2,474	365
Subtotal	5,924	7,000	1,114
Total
Agricultural	—	—	—
Commercial and industrial	38	43	—
Consumer	36	36	4
Commercial real estate	3,853	4,917	745
Residential real estate	2,958	2,976	365
Total	$6,885	$7,972	$1,114

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the nine months ended September 30, 2015 and 2014:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
September 30, 2015
With no related allowance recorded
Agricultural	$—	$—
Commercial and industrial	13	—
Consumer	2	—
Commercial real estate	941	23
Residential real estate	236	(1)
Subtotal	1,192	22
With an allowance recorded
Agricultural	65	(6)
Commercial and industrial	26	1
Consumer	37	2
Commercial real estate	2,190	53
Residential real estate	2,402	64
Subtotal	4,720	114
Total
Agricultural	65	(6)
Commercial and industrial	39	1
Consumer	39	2
Commercial real estate	3,131	76
Residential real estate	2,638	63
Total	$5,912	$136

September 30, 2014
With no related allowance recorded
Agricultural	$113	$—
Commercial and industrial	91	—
Consumer	1	—
Commercial real estate	338	5
Residential real estate	490	5
Subtotal	1,033	10
With an allowance recorded
Agricultural	162	—
Commercial and industrial	365	4
Consumer	32	2
Commercial real estate	4,055	71
Residential real estate	2,289	69
Subtotal	6,903	146
Total
Agricultural	275	—
Commercial and industrial	457	4
Consumer	33	2
Commercial real estate	4,392	76
Residential real estate	2,779	74
Total	$7,936	$156

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
September 30, 2015
Agricultural	$—	$—	$51	$51	$37,626	$37,677	$—
Commercial and industrial	163	103	4	270	88,495	88,765	—
Consumer	135	20	5	160	20,413	20,573	5
Commercial real estate	909	1,096	480	2,485	96,719	99,204	—
Construction real estate	—	—	—	—	4,701	4,701	—
Residential real estate	1,244	183	73	1,500	90,626	92,126	58
	$2,451	$1,402	$613	$4,466	$338,580	$343,046	$63

December 31, 2014
Agricultural	$—	$—	$—	$—	$41,098	$41,098	$—
Commercial and industrial	33	260	—	293	87,769	88,062	—
Consumer	66	10	—	76	20,676	20,752	—
Commercial real estate	172	51	699	922	98,885	99,807	—
Construction real estate	—	—	—	—	2,691	2,691	—
Residential real estate	1,376	404	363	2,143	91,560	93,703	58
	$1,647	$725	$1,062	$3,434	$342,679	$346,113	$58

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2015	2014
Agricultural	$51	$—
Commercial and industrial	4	38
Consumer	—	—
Commercial real estate	897	2,652
Construction real estate	—	—
Residential real estate	448	671
	$1,400	$3,361

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2015	2014	2015	2014
Basic Earnings Per Share
Net income available to common shareholders	$1,450	$1,554	$4,523	$4,139

Weighted average common shares outstanding	3,289,146	3,300,139	3,287,765	3,298,321

Basic earnings per share	$0.44	$0.47	$1.37	$1.25

Diluted Earnings Per Share
Net income available to common shareholders	$1,450	$1,554	$4,523	$4,139

Weighted average common shares outstanding	3,289,146	3,300,139	3,287,765	3,298,321
Plus dilutive stock options and restricted stock units	6,686	9,129	6,841	8,662

Weighted average common shares outstanding
and potentially dilutive shares	3,295,832	3,309,268	3,294,606	3,306,983

Diluted earnings per share	$0.44	$0.47	$1.37	$1.25

There were zero stock options as of September 30, 2015 and 6,038 stock options as of September 30, 2014, that are considered to be anti-dilutive to earnings per share for the three-month and nine-month periods ended September 30, 2015 and 2014. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
Assets:
Cash and due from banks	$12,387	$12,387	$12,387	$—	$—
Securities available for sale	154,329	154,329	912	142,904	10,513
Federal Home Loan Bank and Federal
Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	2,559	2,639	—	—	2,639
Loans, net	338,729	345,497	—	—	345,497

Liabilities:
Noninterest-bearing deposits	114,805	114,805	—	114,805	—
Interest-bearing deposits	352,291	352,355	—	352,355	—
Federal funds purchased	1,171	1,171	—	1,171	—
Repurchase agreements	7,038	7,038	—	7,038	—
Federal Home Loan Bank advances	6,840	6,880	—	6,880	—

December 31, 2014
Assets:
Cash and due from banks	$16,650	$16,650	$16,650	$—	$—
Securities available for sale	142,521	142,521	775	130,104	11,642
Federal Home Loan Bank and Federal
Reserve Bank stock	3,185	3,185	—	3,185	—
Loans held for sale	2,170	2,237	—	—	2,237
Loans, net	341,940	345,656	—	—	345,656

Liabilities:
Noninterest-bearing deposits	113,006	113,006	—	113,006	—
Interest-bearing deposits	321,822	321,757	—	321,757	—
Repurchase agreements	26,743	26,743	—	26,743	—
Federal Home Loan Bank advances	18,363	18,402	—	18,402	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at September 30, 2015 and December 31, 2014 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid off. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at September 30, 2015 and December 31, 2014 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of September 30, 2015 or December 31, 2014. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale – September 30, 2015
U.S. Treasury notes and bonds	$—	$6,176	$—	$6,176
U.S. Government and federal agency	—	55,600	—	55,600
State and municipal	—	64,266	8,615	72,881
Mortgage-backed	—	7,529	—	7,529
Corporate	—	8,037	398	8,435
Foreign debt	—	1,001	—	1,001
Equity securities	912	—	1,500	2,412
Asset backed securities	—	295	—	295
Total	$912	$142,904	$10,513	$154,329
Investment Securities, Available for
Sale - December 31, 2014
U.S. Treasury notes and bonds	$—	$8,058	$—	$8,058
U.S. Government and federal agency	—	44,503	—	44,503
State and municipal	—	60,091	9,744	69,835
Mortgage-backed	—	8,942	—	8,942
Corporate	—	7,140	398	7,538
Foreign debt	—	994	—	994
Equity securities	775	—	1,500	2,275
Asset backed securities	—	376	—	376
Total	$775	$130,104	$11,642	$142,521

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2015	2014
Investment Securities, Available for Sale
Balance, January 1	$11,642	$11,328
Total realized and unrealized gains included in income	—	(11)
Total unrealized gains (losses) included in other comprehensive income	946	(115)
Net purchases, sales, calls, and maturities	(2,075)	(84)
Net transfers into Level 3	—	74
Balance, September 30	$10,513	$11,192

Of the Level 3 assets that were held by the Bank at September 30, 2015, the net unrealized gain for the nine months ended September 30, 2015 was $946,000, which is recognized in other comprehensive income in the consolidated balance sheet. Purchases of level 3 securities during the first three quarters of 2015 and 2014 consisted of local municipal issues. During the first nine months of 2015, a $1.75 million Level 3 bond was purchased. There were no sales of Level 3 securities in the first nine months of 2015.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2015	$6,025	$—	$—	$6,025
December 31, 2014	$6,885	$—	$—	$6,885

Other Real Estate
September 30, 2015	$132	$—	$—	$132
December 31, 2014	$150	$—	$—	$150

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

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2015 was $1,450,000, which represented a decrease of $104,000 or 6.7% compared to the same period in 2014. Net income for the first nine months of 2015 was $4,523,000, which represented an increase of $384,000 or 9.3% over the same period in 2014. Increases in net interest income and noninterest income were offset by an increase in noninterest expense for the third quarter of 2015 compared to the third quarter of 2014. Basic earnings per common share were $0.44 for the third quarter and $1.37 for the first nine months of 2015, compared to $0.47 and $1.25, respectively, for the same periods in 2014. Diluted earnings per common share were $0.44 for the third quarter and $1.37 for the first nine months of 2015, compared to $0.47 and $1.25, respectively, for the same periods in 2014. The return on average assets and return on average shareholders’ equity percentages were 1.10% and 8.86%, respectively, for the first three quarters of 2015, compared to 1.06% and 8.68%, respectively, for the same periods in 2014.

Dividends

Cash dividends of $559,000 or $0.17 per share were declared in the third quarter of 2015, compared to $495,000 or $0.15 per share in the third quarter of 2014. The cash dividends declared in the first nine months of 2015 were $1,610,000 or $0.49 per share, compared to $1,451,000 or $0.44 per share declared in the same period in 2014. The cash dividend payout percentage was 36% for the first nine months of 2015 and 35% for the first nine months of 2014.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2015 and 2014. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$339,157	$11,953	4.70%	$324,145	$11,782	4.85%
Taxable securities (2) (3)	101,884	1,427	1.87	98,082	1,394	1.90
Nontaxable securities (1) (2)	49,513	1,613	4.34	44,025	1,569	4.75
Other	5,857	10	0.23	3,734	6	0.21
Interest-earning assets	496,411	15,003	4.03	469,986	14,751	4.18
Noninterest-earning assets	51,820			52,041
Total assets	$548,231			$522,027

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$159,342	163	0.14%	$138,824	174	0.17%
Savings deposits	67,351	19	0.04	68,179	32	0.06
Certificates of deposit	96,343	481	0.67	107,693	594	0.74
Advances from Federal Home Loan Bank	21,023	64	0.41	11,472	41	0.48
Other	21,475	28	0.17	21,130	33	0.21
Interest-bearing liabilities	365,534	755	0.28	347,298	874	0.34
Noninterest-bearing demand deposits	112,737			109,238
Other noninterest-bearing liabilities	1,932			1,931
Total liabilities	480,203			458,467
Shareholders' equity	68,028			63,560
Total liabilities and
shareholders' equity	$548,231			$522,027

Net interest income (tax-equivalent basis)-
interest spread		14,248	3.75%		13,877	3.84%
Tax-equivalent adjustment (1)		(554)			(540)
Net interest income		$13,694			$13,337
Net interest income as a percentage of earning
assets (tax-equivalent basis)			3.83%			3.94%

______________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Nine Months Ended September 30,
(Dollars in thousands)	2015 Over 2014
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$171	$680	$(509)
Taxable securities	33	63	(30)
Nontaxable securities (2)	44	239	(195)
Other	4	4	—
Net change in tax-equivalent interest income	252	986	(734)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(11)	33	(44)
Savings deposits	(13)	—	(13)
Certificates of deposit	(113)	(59)	(54)
Advances from Federal Home Loan Bank	23	33	(10)
Other	(5)	1	(6)
Net change in interest expense	(119)	8	(127)
Net change in tax-equivalent
net interest income	$371	$978	$(607)

_______________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $554,000 and $540,000 for the nine months ended September 30, 2015 and 2014, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $371,000 in the first nine months of 2015 compared to the same period in 2014. The relationship between growth in average interest-earning assets and average interest-bearing liabilities caused net interest income to increase $978,000 in the first three quarters of 2015 compared to the same period in the prior year. A decrease of 9 basis points in the net interest spread from 3.84% in the first nine months of 2014 to 3.75% in the first nine months of 2015 resulted in a $607,000 decrease in net interest income.

The average balance of loans increased $15.0 million in the first nine months of 2015 compared to the same period in 2014. Average commercial loans increased $13.3 million and average residential mortgage loans increased $1.7 million in the first three quarters of 2015 compared to the same period in 2014. The average interest rate earned on loans declined 15 basis points from the first nine months of 2014 to the same period in 2015 as a result of renewals of existing loans and new loan production at lower rates than in the existing portfolio. The increase in the average loan balance was partially offset by the decrease in the average rate earned caused tax-equivalent interest income from loans to increase $171,000 in the first three quarters of 2015 compared to the same period in the prior year. The average balance of total securities grew $9.3 million in the first nine months of 2015 compared to the same period in 2014. Additional securities were purchased during the first nine months of 2015 to provide earning asset growth. Growth in average securities, partially offset by the effect of a 44 basis point decline in interest rates earned caused tax-equivalent interest income to increase $77,000 in the first nine months of 2015 compared to the same period in 2014.

The average balance of interest-bearing demand deposits increased $20.5 million in the first nine months of 2015 compared to the same period in 2014. The effect of the higher average balance, offset by a 3 basis point decline in the average rate paid, caused interest expense to decrease $11,000 in the first three quarters of 2015 compared to the same period in 2014. The average balance of savings deposits decreased $828,000 in the first nine months of 2015 compared to the same period in the prior year. The impact of the savings deposit decline and a 2 basis point decrease in the average rate paid caused interest expense to decrease $13,000 in the first nine months of 2015 compared to the same period in 2014. The average balance of certificates of deposit was down $11.3 million in the first nine months of 2015 compared to the same period in 2014. The decline in certificates of deposit plus a 7 basis point reduction in the average rate paid on certificates caused interest expense to fall $113,000 in the first nine months of 2015 compared to the same period in 2014. A $9.6 million increase in the average balance of Federal Home Loan Bank advances was partially offset by a 7 basis point reduction in the average rate paid and caused interest expense to increase $23,000 in the first nine months of 2015 compared to the same period in the prior year. Growth of $345,000 in the average balance of other interest-bearing liabilities in the first nine months of 2015 compared to the first nine months of 2014 and the effect of a 4 basis point decrease in the average rate paid caused a $5,000 decrease in interest expense.

ChoiceOne’s net interest income spread was 3.75% in the first nine months of 2015, compared to 3.84% for the first nine months of 2014. The decrease in the interest spread was due to a 15 basis point decrease in the average rate earned on interest-earning assets, which was partially offset by a 6 basis point decrease in the average rate paid on interest-bearing liabilities in the first nine months of 2015 compared to the same period in 2014. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in 2014 and the first nine months of 2015. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits. If market interest rates continue to remain low, ChoiceOne’s net interest spread may decrease in future quarters if reductions in the average rate on interest-earning assets exceed the ability to reprice local deposits.

Provision and Allowance for Loan Losses

Total loans decreased $3.1 million while the allowance for loan losses increased $144,000 from December 31, 2014 to September 30, 2015. The provision for loan losses was $0 in the third quarter and $100,000 in the first nine months of 2015, compared to $0 and $100,000, respectively, in the same periods in 2014. Nonperforming loans were $4.8 million as of September 30, 2015, compared to $4.7 million as of June 30, 2015 and $6.6 million as of December 31, 2014. The decrease in nonperforming loans in the first nine months of 2015 was comprised primarily of a reduction of $2.0 million in nonaccrual loans since the end of 2014. The allowance for loan losses was 1.26% of total loans at September 30, 2015, compared to 1.28% at June 30, 2015 and 1.20% at December 31, 2014.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2015		2014
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$1	$—	$10
Commercial and industrial	—	59	—	90
Consumer	172	104	199	146
Real estate, commercial	—	36	185	39
Real estate, residential	46	62	117	41
	$218	$262	$501	$326

Net charge-offs were $35,000 in the third quarter of 2015 and net recoveries of $44,000 were experienced in the first nine months of 2015, compared to net recoveries of $4,000 in the third quarter of 2014 and net charge-offs of $175,000 in the first nine months of 2014. Net recoveries on an annualized basis as a percentage of average loans were 0.02% in the first nine months of 2015 compared to net charge-offs of 0.07% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the remainder of 2015, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as believed to be necessary.

Noninterest Income

Total noninterest income increased $124,000 in the third quarter of 2015 and $1.2 million in the first nine months of 2015 compared to the same periods in 2014. An increase in customer service charges of $36,000 in the third quarter and $259,000 in the first nine months of 2015 compared to the same periods in the prior year was due to changes in pricing and a higher volume of debit card fees. Insurance and investment commissions decreased $23,000 in the third quarter of 2015 and increased $174,000 in the first three quarters of 2015 compared to the same periods in 2014. Gains on loan sales increased $32,000 in the third quarter and $394,000 in the first nine months of 2015 compared to the same periods in 2014. While residential mortgage refinancing activity has slowed in 2015, purchase activity has picked up significantly causing the increase. Increases of $66,000 in the third quarter and $26,000 in the first nine months of 2015 in gains on sales of securities when compared to the same periods in 2014 resulted from higher sales activity in the first nine months of 2015 than in the same period of the prior year. A death benefit of $308,000 received on a bank owned life insurance policy in the first quarter of 2015 provided most of the increase in earnings on life insurance policies.

Noninterest Expense

Total noninterest expense increased $373,000 in the third quarter of 2015 and $1.1 million in the first nine months of 2015 compared to the same periods in 2014. The increase of $196,000 in salaries and benefits in the third quarter of 2015 and $547,000 in the first nine months of 2015 compared to the same periods in 2014 resulted primarily from higher salaries, commissions and health insurance costs. Data processing expense increased $85,000 in the third quarter of 2015 and $329,000 in the first nine months of 2015 compared to the same periods in the prior year. The bank’s data processing center experienced additional expenses related to ChoiceOne’s core data processing conversion that is scheduled for October 2015. Professional fees increased $13,000 in the third quarter of 2015 and $93,000 in the first three quarters of 2015 compared to the same periods in 2014 as a result of increased consulting fees. Other noninterest expense increased $81,000 in the third quarter of 2015 and $290,000 in the first nine months of 2015 due to recruiting, director and customer fraud related expense increases.

Income Tax Expense

Income tax expense was $1,529,000 in the first nine months of 2015 compared to $1,503,000 for the same period in 2014. The effective tax rate was 25.3% and 26.6%, respectively for the first nine months of 2015 and 2014. The decrease in the effective tax rate in 2015 compared to 2014 was due to the effect of a $308,000 nontaxable death benefit received in the first quarter of 2015 from a bank owned life insurance policy.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $3.4 million in the third quarter of 2015 and $11.8 million in the first nine months of 2015. The increase in the securities portfolio was made possible with the growth in deposits and the bank’s desire to grow earning assets. Various securities totaling $47.2 million were purchased in the first nine months of 2015 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $10.7 million in various securities were called or matured since the end of 2014. Principal repayments on securities totaled $1.8 million in the first nine months of 2015. Approximately $23.3 million of securities were sold in the first three quarters of 2015 for a net gain of $208,000.

Loans

The loan portfolio (excluding loans held for sale) increased $7.1 million in the third quarter of 2015 and decreased $3.1 million in the first nine months of 2015. Commercial and industrial loans and consumer loans increased $3.9 million and $335,000, respectively, in the third quarter of 2015 and increased $703,000 and decreased $179,000, respectively, in the first nine months of 2015. Mortgage loans increased $2.1 million and $1.6 million in the third quarter and first nine months of 2015, respectively. Commercial real estate loans decreased $192,000 in the third quarter and $603,000 in the first three quarters of 2015. Agricultural loans increased $1.2 million in the third quarter, but declined $3.4 million in the first nine months of 2015. Home equity loans increased $98,000 in the third quarter, but declined $845,000 in the first nine months of 2015. The environment for loan originations in ChoiceOne’s market area has become increasingly competitive.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the interim consolidated financial statements included in this report. The total balance of loans classified as impaired was $6.0 million at September 30, 2015, $4.7 million as of June 30, 2015 and $6.9 million as of December 31, 2014. The balance of commercial real estate loans classified as impaired has declined $528,000, the balance of agricultural loans classified as impaired has decreased $485,000, and the other loan categories classified as impaired have increased slightly since the end of 2014.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2015	2014
Loans accounted for on a nonaccrual basis	$1,400	$3,361
Accruing loans contractually past due 90 days
or more as to principal or interest payments	63	58
Loans considered troubled debt restructurings	3,357	3,175
Total	$4,820	$6,594

At September 30, 2015, nonaccrual loans included $897,000 in commercial real estate loans, $448,000 in residential real estate loans, $51,000 in agricultural loans, and $4,000 in commercial and industrial loans. At December 31, 2014, nonaccrual loans included $2.7 million in commercial real estate loans, $671,000 in residential real estate loans, and $38,000 in commercial and industrial loans. The decrease in nonaccrual loans was primarily due to credits paid off during the first nine months of 2015. Management believes the allowance allocated to its nonperforming loans was sufficient at September 30, 2015.

Deposits and Borrowings

Total deposits increased $44.3 million in the third quarter of 2015 and increased $32.3 million since the end of 2014. Checking and savings deposits increased $44.0 million in the third quarter of 2015 and $35.5 million in the first nine months of 2015. Money market deposits decreased $2.6 million in the third quarter of 2015 but increased $7.3 million in the first nine months of 2015. Local certificates of deposit increased $2.9 million in the third quarter of 2015 but decreased $10.5 million in the first nine months of 2015. ChoiceOne continued to place an emphasis on building its core deposit base in 2015.

An increase in federal funds purchased of $1.2 million since December 31, 2014 was used to fund short term liquidity needs of the Bank. A decrease of $19.7 million in repurchase agreements in the first nine months of 2015 was due to normal fluctuations in funds provided by bank customers and transitioning customers into new product offerings. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances decreased $11.5 million in the first nine months of 2015 as funds were available from deposit growth to pay down advances.

Shareholders’ Equity

Total shareholders’ equity increased $3.3 million from December 31, 2014 to September 30, 2015. Growth in equity resulted from current year’s net income, proceeds from the issuance of ChoiceOne stock and an increase in accumulated other comprehensive income offset by cash dividends paid and repurchases of shares. The $551,000 increase in accumulated other comprehensive income since the end of 2014 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in mid- and short-term rates in 2015, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
ChoiceOne Financial Services, Inc.
Total capital (to risk weighted assets)	$57,862	14.2%	$32,582	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	53,657	13.2	16,291	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	53,657	13.2	18,327	4.5	N/A	N/A
Tier 1 capital (to average assets)	53,657	9.9	21,758	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,687	13.7%	$32,460	8.0%	$40,574	10.0%
Tier 1 capital (to risk weighted assets)	51,370	12.7	16,230	6.0	24,345	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	51,370	12.7	18,258	4.5	26,373	6.5
Tier 1 capital (to average assets)	51,370	9.5	21,672	4.0	27,090	5.0

December 31, 2014
ChoiceOne Financial Services, Inc.
Total capital (to risk weighted assets)	$55,223	14.3%	$30,948	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	50,562	13.1	15,474	4.0	N/A	N/A
Tier 1 capital (to average assets)	50,562	9.6	21,016	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$52,664	13.6%	$30,881	8.0%	$38,601	10.0%
Tier 1 capital (to risk weighted assets)	48,665	12.6	15,441	4.0	23,161	6.0
Tier 1 capital (to average assets)	48,665	9.3	20,971	4.0	26,214	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2015 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $4.8 million for the nine months ended September 30, 2015 compared to $5.5 million provided in the same period a year ago. Higher proceeds from loan sales were partially offset by higher loans originated for sale. Proceeds on bank-owned life insurance and write-downs of other real estate owned (“OREO”) properties also affected operating activities. Net cash used in investing activities was $9.5 million for the first nine months of 2015 compared to $27.9 million in the same period in 2014. The change was due to a decrease in loan balances offset by additional net securities purchases. Net cash provided from financing activities was $383,000 in the nine months ended September 30, 2015, compared to $12.8 million in the same period in the prior year. An increase in deposits was offset by net payments on Federal Home Loan Bank advances and a decrease in repurchase agreements in the first nine months of 2015 compared to the same period of 2014.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 22, 2015 ChoiceOne issued 1,371 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $31,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended September 30, 2015.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
July 1 - July 31, 2015
Employee Transactions (1)	295	$23.03
Repurchase Plan	—	$—	—	59,224
August 1 - August 31, 2015
Employee Transactions (1)	271	$22.75
Repurchase Plan	—	$—	—	59,224
September 1 - September 30, 2015
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	59,224

(1)

Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 12, 2015	/s/ James A. Bosserd
James A. Bosserd Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

