Form 10-K
period 2015-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2016-03-28
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of common stock held by non-affiliates of the Registrant was $68.0 million. This amount is based on an average bid price of $23.03 per share for the Registrant’s stock as of such date.

As of February 29, 2016, the Registrant had 3,296,443 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 18, 2016 are incorporated by reference into Part III of this Form 10-K.

1

ChoiceOne Financial Services, Inc.

FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

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

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1.	Business

General

ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Company on April 6, 1987. The Company’s only subsidiary and significant asset as of December 31, 2015, was ChoiceOne Bank (the “Bank”). Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp. (“VRFC”), a one-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Company issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank. The Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”) and a 25% interest in West Shore Computer Services, Inc., a data processing firm located in Scottville, Michigan.

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

The Bank’s primary market area lies within Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. Currently the Bank serves these markets through twelve full-service offices. The Company and the Bank have no foreign assets or income except for foreign debt securities.

At December 31, 2015, the Company had consolidated total assets of $567.7 million, net loans of $345.1 million, total deposits of $474.7 million and total shareholders’ equity of $69.8 million. For the year ended December 31, 2015, the Company recognized consolidated net income of $5.7 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 59%, 61%, and 63% of total revenues in 2015, 2014, and 2013, respectively. Interest on securities accounted for 12%, 13%, and 13% of total revenues in 2015, 2014, and 2013, respectively. For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

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

The FDIC formed the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of the Bank up to a maximum amount of $250,000 per separately insured depositor. FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefined an institution’s assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also established the general assessment rate for Risk Category 1 institutions, such as the Bank, at 5 to 9 basis points (annualized).

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

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  The Bank was required to transition into the new rule beginning on January 1, 2015.

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

Employees

As of February 29, 2016, the Company, the Bank and the Insurance Agency employed 151 employees, of which 119 were full-time employees. The Company, the Bank, and the Insurance Agency believe their overall relations with their employees are good.

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

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)	2015	2014	2013

U.S. Government and federal agency	$57,207	$44,503	$43,722
U.S. Treasury notes and bonds	6,100	8,058	7,224
State and municipal	77,754	69,835	64,775
Mortgage-backed securities	6,970	8,942	8,470
Corporate	8,387	7,538	8,815
Foreign debt securities	995	994	990
Equity securities	2,453	2,275	1,603
Asset-backed securities	270	376	483
Total	$160,136	$142,521	$136,082

The Company did not hold investment securities from any one issuer at December 31, 2015, that were greater than 10% of the Company’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2015 and 2014, a schedule of maturities of securities as of December 31, 2015, and the weighted average yields of securities as of December 31, 2015:

	Securities maturing within:
(Dollars in thousands)	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31 2015	Fair Value at Dec. 31 2014

U.S. Government and federal agency	$15,502	$37,716	$3,989	$—	$57,207	$44,503
U.S. Treasury notes and bonds	—	6,100	—	—	6,100	8,058
State and municipal	7,259	36,270	31,251	2,974	77,754	69,835
Mortgage-backed securities	36	6,735	199	—	6,970	8,942
Corporate	1,106	6,889	392	—	8,387	7,538
Foreign debt securities	—	995	—	—	995	994
Asset-backed securities	270	—	—	—	270	376
Total debt securities	24,173	94,705	35,831	2,974	157,683	140,246

Equity securities (2)	—	—	—	2,453	2,453	2,275
Total	$24,173	$94,705	$35,831	$5,427	$160,136	$142,521

	Weighted average yields:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Total
U.S. Government and federal agency	1.53%	1.44%	2.10%	—%	1.51%
U.S. Treasury notes and bonds	—	1.45	—	—	1.45
State and municipal (1)	3.54	3.61	3.80	4.58	3.72
Mortgage-backed securities	3.43	1.96	2.48	—	1.98
Corporate	1.50	1.75	2.70	—	1.76
Foreign debt securities	—	1.10	—	—	1.10
Asset-backed securities	0.85	—	—	—	0.85
Equity securities (2)	—	—	—	2.67	2.67

(1)	The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.
(2)	Equity securities are preferred and common stock that may or may not have a stated maturity.

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31 is presented below:

(Dollars in thousands)
	2015	2014	2013	2012	2011
Agricultural	$40,232	$41,098	$37,048	$31,790	$38,929
Commercial and industrial	94,347	88,062	68,530	67,365	58,685
Consumer	20,090	20,752	19,931	19,367	18,657
Real estate - commercial	97,736	99,807	96,987	93,312	106,250
Real estate - construction	5,390	2,691	890	1,056	1,169
Real estate - residential	91,509	93,703	92,580	98,578	96,437
Total loans, gross	$349,304	$346,113	$315,966	$311,468	$320,127

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2015. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2015.

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$12,387	$13,259	$14,586	$40,232
Commercial and industrial	24,819	49,004	20,524	94,347
Real estate - commercial	14,528	58,338	24,870	97,736
Real estate - construction	5,390	—	—	5,390
Totals	$57,124	$120,601	$59,980	$237,705

(Dollars in thousands)
	Less than	1 Year -	More than
Loan Sensitivity to Changes in Interest Rates	1 Year	5 Years	5 Years	Total
Loans with fixed interest rates	$12,573	$97,938	$44,809	$155,320
Loans with floating or adjustable interest rates	44,551	22,663	15,171	82,385
Totals	$57,124	$120,601	$59,980	$237,705

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2015	2014	2013	2012	2011
Loans accounted for on a nonaccrual basis	$2,198	$3,361	$3,123	$2,331	$4,155
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	29	58	11	30	70
Loans defined as “troubled debt restructurings”	3,271	3,175	4,523	4,405	2,448
Totals	$5,498	$6,594	$7,657	$6,766	$6,673

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2015	2014	2013	2012	2011
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$150	$204	$251	$183	$373
Interest on non-performing loans that was actually recorded when received	$—	$—	$—	$—	$—

Potential Problem Loans

At December 31, 2015, there were $6.0 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $506,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2015. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2015, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest-Bearing Assets

As of December 31, 2015, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

(Dollars in thousands)	2015	2014	2013	2012	2011

Balance at January 1	$4,173	$4,735	$5,852	$5,213	$4,729

Charge-offs:
Agricultural	—	—	88	—	45
Commercial and industrial	30	1	122	405	228
Consumer	291	273	351	338	361
Real estate - commercial	—	665	858	869	1,357
Real estate - construction	—	—	—	—	—
Real estate - residential	140	133	732	887	1,677
Total charge-offs	461	1,072	2,151	2,499	3,668

Recoveries:
Agricultural	1	20	6	5	10
Commercial and industrial	64	119	337	61	32
Consumer	121	179	175	214	217
Real estate - commercial	47	48	84	224	89
Real estate - construction	—	—	—	—	—
Real estate - residential	149	44	132	119	104
Total recoveries	382	410	734	623	452

Net charge-offs	79	662	1,417	1,876	3,216

Additions charged to operations (1)	100	100	300	2,515	3,700

Balance at December 31	$4,194	$4,173	$4,735	$5,852	$5,213

Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	0.21%	0.45%	0.61%	1.01%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2015	2014	2013	2012	2011
Agricultural	$420	$186	$178	$140	$55
Commercial and industrial	586	527	562	381	609
Consumer	297	184	192	250	197
Real estate - commercial	1,030	1,641	1,842	2,596	2,299
Real estate - construction	46	9	12	15	34
Real estate - residential	1,388	1,193	1,626	1,923	1,847
Unallocated	427	433	323	547	172
Total allowance	$4,194	$4,173	$4,735	$5,852	$5,213

The increase in the allowance allocation to agricultural loans was due to changes in assumptions regarding the industry and economic trends affecting it. The decrease in the allowance allocation to commercial real estate loans was due to a reduction in historical charge-off levels in this loan category. Fluctuations in allowance allocations in the other loan categories were primarily due to changes in historical charge-off levels and environmental factors affecting them.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2015.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31:

	2015	2014	2012	2012	2011
Agricultural	12%	12%	12%	10%	12%
Commercial and industrial	26	25	22	22	18
Consumer	6	6	6	6	6
Real estate - commercial	28	29	31	30	33
Real estate - construction	2	1	—	—	1
Real estate - residential	26	27	29	32	30
Total allowance	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2015		2014		2013
Noninterest-bearing demand	$115,488	—%	$109,556	—%	$93,853	—%
Interest-bearing demand and money market deposits	165,767	0.14	137,924	0.16	132,053	0.20
Savings	67,826	0.04	67,869	0.06	65,484	0.06
Certificates of deposit	94,891	0.66	107,388	0.73	119,072	0.86
Total	$443,972	0.20%	$422,737	0.25%	$410,462	0.32%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2015:

(Dollars in thousands)

Maturing in less than 3 months	$13,147
Maturing in 3 to 6 months	13,288
Maturing in 6 to 12 months	10,007
Maturing in more than 12 months	14,988
Total	$51,430

At December 31, 2015, the Bank had no material foreign deposits.

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2015	2014	2013
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$—	$401	$578
Average interest rate during the year	—%	0.36%	0.36%
Maximum month end balance during the year	$1,857	$2,149	$5,597

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2015	2014	2013
Outstanding balance at December 31	$9,460	$26,743	$26,033
Average interest rate at December 31	0.04%	0.19%	0.22%
Average balance during the year	$17,825	$22,594	$19,456
Average interest rate during the year	0.17%	0.20%	0.23%
Maximum month end balance during the year	$26,743	$28,719	$26,995

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2015	2014	2013
Outstanding balance at December 31	$—	$—	$6,000
Average interest rate at December 31	0.57%	0.41%	0.40%
Average balance during the year	$11,332	$14,556	$7,415
Average interest rate during the year	0.73%	0.43%	0.60%
Maximum month end balance during the year	$31,873	$25,868	$12,409

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2015, 2014 or 2013.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2015	2014	2013
Return on assets (net income divided by average total assets)	1.04%	1.08%	1.01%

Return on equity (net income dividend by average equity)	8.39%	8.88%	8.31%

Dividend payout ratio (dividends declared per share divided
by net income per share)	37.79%	34.15%	34.93%

Equity to assets ratio (average equity divided by average total assets)	12.40%	12.18%	12.21%

Item 1A.	Risk Factors

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

Investments in the Company’s common stock involve risk.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

•	Variations in quarterly or annual operating results
•	Changes in dividends per share
•	Changes in interest rates
•	New developments, laws or regulations in the banking industry
•	Acquisitions or business combinations involving the Company or its competition
•	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated
•	Volatility of stock market prices and volumes
•	Changes in market valuations of similar companies
•	New litigation or contingencies or changes in existing litigation or contingencies
•	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
•	Rumors or erroneous information
•	Credit and capital availability
•	Issuance of additional shares of common stock or other debt or equity securities of the Company

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. If its assumptions are wrong, the allowance for loan losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results, and may cause it to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the allowance for loan losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations.

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

Legislative or regulatory changes or actions, or significant litigation, could adversely impact the Company or the businesses in which it is engaged.

The financial services industry is extensively regulated. The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and not to benefit the Company’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the 14 imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Company’s regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against the Company or the Bank could require the Company to devote significant time and resources to defending its business and may lead to penalties that materially affect the Company.

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

Environmental liability associated with commercial lending could result in losses.

In the course of its business, the Company may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Company’s business, results of operations and financial condition.

The Company depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, the Company relies on information provided to it by its customers, including financial statements and other financial information. The Company may also rely on representations of customers as to the accuracy and completeness of that information and on reports of independent auditors on financial statements. The Company’s financial condition and results of operations could be negatively impacted to the extent that the Company extends credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Company operates, as well as internet banks. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Company competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

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

The offices of the Company and Insurance Agency as of February 29, 2016, were as follows:

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

As of December 31, 2015, there are no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Several brokers trade ChoiceOne’s common shares in the OTC Pink marketplace. There is no well-established public trading market for the shares and trading activity is infrequent. ChoiceOne’s trading volume and recent share price information can be viewed under the symbol ‘COFS’ on certain financial websites.

The range of high and low bid prices for shares of common stock for each quarterly period during the past two years is as follows:

	2015		2014
	Low	High	Low	High
First Quarter	$22.30	$24.25	$16.50	$18.00
Second Quarter	22.30	23.75	17.21	18.80
Third Quarter	22.25	23.79	18.25	22.00
Fourth Quarter	22.46	24.50	20.01	23.00

The prices listed above are over-the-counter market quotations reported to ChoiceOne by its market makers. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. As of February 29, 2016, the average bid price for shares of ChoiceOne common stock was $22.85.

As of February 29, 2016, there were 732 shareholders of record of ChoiceOne Financial Services, Inc. common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2015 and 2014:

	2015	2014
First Quarter	$0.15	$0.14
Second Quarter	0.17	0.15
Third Quarter	0.17	0.15
Fourth Quarter	0.17	0.15
Total	$0.66	$0.59

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2016, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

On October 28, 2015, the Company issued 788 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $18,000. The Company relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s did not purchase any of its own common stock during the quarter ended December 31, 2015. As of December 31, 2015, there are 59,224 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

The information under Item 12 of this report regarding equity compensation plans is incorporated herein by reference.

Item 6.          Selected Financial Data

ChoiceOne Financial Services, Inc.
Selected Financial Data

(Dollars in thousands, except per share data)
	2015	2014	2013	2012	2011
For the year
Net interest income	$18,362	$17,863	$17,596	$17,675	$17,922
Provision for loan losses	100	100	300	2,515	3,700
Noninterest income	7,702	6,802	6,245	6,889	6,139
Noninterest expense	18,276	16,794	16,664	16,444	15,788
Income before income taxes	7,688	7,771	6,877	5,605	4,573
Income tax expense	1,945	2,076	1,783	1,343	1,060
Net income	5,743	5,695	5,094	4,262	3,513
Cash dividends declared	2,170	1,945	1,780	1,648	1,578

Per share
Basic earnings	$1.75	$1.73	$1.55	$1.29	$1.07
Diluted earnings	1.74	1.72	1.54	1.29	1.07
Cash dividends declared	0.66	0.59	0.54	0.50	0.48
Shareholders’ equity (at year end)	21.19	20.08	18.68	18.35	17.58

Average for the year
Securities	$152,361	$142,361	$133,704	$129,337	$104,986
Gross loans	342,382	330,355	312,798	307,639	317,271
Deposits	443,972	422,737	410,462	408,895	396,474
Federal Home Loan Bank advances	19,989	14,555	7,415	6,130	8,461
Shareholders’ equity	68,439	64,143	61,317	59,431	56,098
Assets	551,762	526,669	502,333	500,636	486,478

At year end
Securities	$163,323	$145,706	$139,832	$138,242	$118,025
Gross loans	349,304	346,113	315,966	311,468	320,127
Deposits	474,696	434,828	418,127	424,199	403,365
Federal Home Loan Bank advances	11,332	18,363	6,392	420	8,447
Shareholders’ equity	69,842	66,190	61,558	60,506	57,904
Assets	567,746	549,640	514,575	508,913	495,914

Selected financial ratios
Return on average assets	1.04%	1.08%	1.01%	0.85%	0.72%
Return on average shareholders’ equity	8.39	8.88	8.31	7.17	6.26
Cash dividend payout as a percentage of net income	37.79	34.15	34.93	38.67	44.92
Shareholders’ equity to assets (at year end)	12.30	12.04	11.96	11.89	11.68

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

RESULTS OF OPERATIONS

Summary

Net income for 2015 was $5,743,000, which represented a $48,000 or 1% increase from 2014. The growth in net income resulted primarily from lower interest expense and an increase in noninterest income in 2015 compared to 2014. Net charge-offs continued to be low in 2015, which allowed for a level provision for loan losses expense in 2015 compared to 2014. Net interest income increased $499,000 in 2015 compared to the prior year as a 16 basis point decrease in the rate earned on earning assets was applied to a larger dollar volume in addition to the 6 basis point reduction in the rate paid on interest-bearing liabilities. Growth in noninterest income of $900,000 in 2015 compared to 2014 was mainly caused by higher gains on sales of loans and a death benefit received from a life insurance policy. The increase in noninterest expense was due to higher salaries and benefits and data processing partially offset by lower FDIC insurance expense and loan and collection expense in 2015 compared to the prior year.

Net income for 2014 was $5,695,000, which represented a $601,000 or 12% increase from 2013. The growth in net income resulted primarily from lower interest expense, a lower provision for loan losses and an increase in noninterest income in 2014 compared to 2013. Net charge-offs were lower in 2014 than 2013, which caused the need for less provision for loan losses expense. Net interest income increased $267,000 in 2014 compared to the prior year as a 23 basis point decrease in the rate earned on earning assets was applied to a larger dollar volume in addition to the 8 basis point reduction in the rate paid on interest-bearing liabilities. Noninterest income grew $557,000 from 2013 to 2014 as a result of higher customer service charges, higher gains on sales of securities, and a lower level of losses on sales of other assets. The increase in noninterest expense was due to higher salaries and benefits and data processing partially offset by lower loan and collection expense in 2014 compared to the prior year.

Dividends

Cash dividends of $2,170,000 or $0.66 per common share were declared in 2015, compared to $1,945,000 or $0.59 per common share in 2014 and $1,780,000 or $0.54 per common share in 2013. Dividends declared were $0.17 per share for the last three quarters in 2015 and $0.15 per share for the first quarter in 2015. Dividends declared were $0.15 per share for the last three quarters of 2014 and $0.14 per share for the first quarter in 2014. Dividends declared were $0.14 per share for the last two quarters and $0.13 per share for the first two quarters in 2013. The dividend yield on ChoiceOne’s common stock was 2.77% in 2015, compared to 2.57% in 2014 and 3.16% in 2013. The cash dividend payout as a percentage of net income was 38% in 2015, compared to 34% in 2014 and 35% in 2013.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year ended December 31,
	2015			2014			2013
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1) (2)	$342,382	$15,982	4.67%	$330,355	$15,775	4.78%	$312,798	$15,814	5.06%
Taxable securities (3)	102,550	1,783	1.74	97,435	1,847	1.90	91,083	1,812	1.99
Nontaxable securities (1)	49,952	2,156	4.32	44,926	2,102	4.68	42,621	2,099	4.92
Other	5,753	14	0.25	4,165	9	0.22	4,817	12	0.25
Interest-earning assets	500,637	19,934	3.98	476,881	19,733	4.14	451,319	19,737	4.37
Noninterest-earning assets (4)	51,125			49,788			51,014
Total assets	$551,762			$526,669			$502,333

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$165,767	$226	0.14%	$137,924	$220	0.16%	$132,053	$261	0.20%
Savings deposits	67,826	26	0.04	67,869	41	0.06	65,484	40	0.06
Certificates of deposit	94,891	625	0.66	107,388	780	0.73	119,072	1,027	0.86
Advances from Federal Home Loan Bank	19,989	83	0.41	14,555	63	0.43	7,415	45	0.61
Other	18,156	30	0.17	22,995	47	0.20	20,034	46	0.23
Interest-bearing liabilities	366,629	990	0.27	350,731	1,151	0.33	344,058	1,419	0.41
Demand deposits	115,488			109,556			93,853
Other noninterest-bearing liabilities	1,206			2,239			3,105
Total liabilities	483,323			462,526			441,016
Shareholders’ equity	68,439			64,143			61,317
Total liabilities and shareholders’ equity	$551,762			$526,669			$502,333

Net interest income (tax-equivalent basis)- interest spread		18,944	3.71%		18,582	3.81%		18,318	3.96%
Tax-equivalent adjustment (1)		(582)			(719)			(722)
Net interest income		$18,362			$17,863			$17,596
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.78%			3.90%			4.06%

(1)	Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.
(2)	Interest on loans included net origination fees charged on loans of approximately $957,000, $873,000, and $909,000 in 2015, 2014, and 2013, respectively.
(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.
(4)	Noninterest-earning assets include loans on a nonaccrual status, which averaged approximately $2,145,000, $3,613,000, and $2,132,000 in 2015, 2014, and 2013, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year ended December 31,
(Dollars in thousands)	2015 Over 2014			2014 Over 2013
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$207	$566	$(360)	$(39)	$863	$(902)
Taxable securities	(64)	94	(158)	35	124	(89)
Nontaxable securities (2)	54	224	(171)	3	111	(108)
Other	5	4	2	(3)	(2)	(1)
Net change in interest income	201	888	(687)	(4)	1,096	(1,100)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	6	40	(34)	(41)	11	(52)
Savings deposits	(15)	—	(15)	1	1	—
Certificates of deposit	(155)	(86)	(69)	(247)	(95)	(152)
Advances from Federal Home Loan Bank	20	23	(3)	18	34	(16)
Other	(17)	(9)	(8)	1	6	(5)
Net change in interest expense	(161)	(32)	(129)	(268)	(43)	(225)
Net change in tax-equivalent net interest income	$362	$920	$(558)	$264	$1,139	$(875)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the years presented.

Net Interest Income

Tax-equivalent net interest income increased $362,000 in 2015 compared to 2014. The increase was attributed to $23.8 million in interest-earning assets and a decrease of 6 basis points on interest-bearing liabilities, partially offset by a 16 basis point decline in the average rate on interest-earning assets. ChoiceOne’s net interest spread declined 10 basis points in 2015 compared to 2014 as growth of average interest-earning assets was offset by the compression of net interest margin.

The average balance of loans increased $12.0 million in 2015 compared to 2014. $8.6 million of growth came from loans to businesses in ChoiceOne’s markets as calling efforts were emphasized in 2015. Residential mortgage loans increased $3.5 million due to a higher level of loan originations in 2015. Partially offsetting the loan growth with an 11 basis point decrease in the average rate earned on loans, interest income on loans increased $207,000 in 2015 compared to the prior year. The average balance of total securities increased by $10.1 million in 2015 compared to 2014 as securities were purchased to provide earning assets growth. This growth in the average balance was partially offset by a lower average rate earned on securities, which caused interest income from securities to decrease $10,000 in 2015 compared to the prior year. The average balance of other interest-earning assets increased $1.6 million as excess funds were deployed to purchase additional bank owned life insurance, resulting in an increase of $5,000 in interest income for 2015 compared to 2014.

The average balance of interest-bearing demand deposits increased $27.8 million in 2015 compared to 2014. The effect of this increase, partially offset by a 2 basis point decline in the average rate paid, caused interest expense to be $6,000 higher in 2015 than in the prior year. The effect of $43,000 of decline in average savings deposits along with a 2 basis point decline in average rate paid caused a $15,000 decrease in interest expense in 2015 compared to the prior year. The average balance of certificates of deposit was $12.5 million lower in 2015 than in the prior year. The average balance decrease plus the effect of a 7 basis point decline in the average rate paid caused interest expense on certificates of deposit to fall $155,000 in 2015 compared to 2014. A $5.4 million increase in the average balance of Federal Home Loan Bank advances, partially offset by a 2 basis point decrease in the average rate paid, caused interest expense to increase $20,000 in 2015 compared to the prior year. The growth experienced in non-interest bearing demand deposits and savings deposits was primarily due to depositors choosing the liquidity and safety afforded by this type of deposit as compared to certificates of deposit or nonbank investments.

ChoiceOne’s net interest income spread was 3.71% for 2015 and 3.81% for 2014. The average yield received on interest-earning assets in 2015 decreased 16 basis points to 3.98% while the average rate paid on interest-bearing liabilities in 2015 fell 6 basis points to 0.27%. The decline in general market interest rates in both 2014 and 2015 caused the reduction in rates for both assets and liabilities in the two time periods.

Tax-equivalent net interest income increased $267,000 in 2014 compared to 2013. The increase was attributed to $25.6 million increase in interest-earning assets and a decrease of 8 basis points on interest-bearing liabilities, partially offset by a 23 basis point decline in the average rate on interest-earning assets. ChoiceOne’s net interest spread declined 15 basis points in 2014 compared to 2013 as growth of average interest-earning assets was offset by the compression of net interest margin.

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

ChoiceOne’s net interest income spread was 3.81% for 2014 and 3.96% for 2013. The average yield received on interest-earning assets in 2014 decreased 23 basis points to 4.14% while the average rate paid on interest-bearing liabilities in 2014 fell 8 basis points to 0.33%. The decline in general market interest rates in both 2013 and 2014 caused the reduction in rates for both assets and liabilities in the two time periods.

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of year	$4,173	$4,735	$5,852	$5,213	$4,729
Charge-offs:
Agricultural	—	—	88	—	45
Commercial and industrial	30	1	122	405	228
Real estate - commercial	—	665	858	869	1,357
Real estate - construction	—	—	—	—	—
Real estate - residential	140	133	732	887	1,677
Consumer	291	273	351	338	361
Total	461	1,072	2,151	2,499	3,668

Recoveries:
Agricultural	1	20	6	5	10
Commercial and industrial	64	119	337	61	32
Real estate - commercial	47	48	84	224	89
Real estate - construction	—	—	—	—	—
Real estate - residential	149	44	132	119	104
Consumer	121	179	175	214	217
Total	382	410	734	623	452

Net charge-offs	79	662	1,417	1,876	3,216

Provision for loan losses	100	100	300	2,515	3,700

Allowance for loan losses at end of year	$4,194	$4,173	$4,735	$5,852	$5,213

Allowance for loan losses as a percentage of:	1.20%	1.21%	1.50%	1.88%	1.63%
Total loans as of year end
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	76%	63%	62%	86%	78%
Ratio of net charge-offs to average total loans outstanding during the year	0.02%	0.20%	0.45%	0.61%	1.01%
Loan recoveries as a percentage of prior year’s charge-offs	36%	19%	29%	17%	12%

The provision for loan losses was flat in 2015 compared to 2014. The reduction of $583,000 in net charge-offs experienced in 2015 compared to 2014 allowed for the minimal provision for loan losses in 2015. All loan categories experienced net recoveries during 2015 except consumer loans, which had net charge offs of $172,000. Management believes that the lower net charge-off levels are due in part to the improving economy in the Bank’s market areas. The allowance for loan losses as a percentage of total loans decreased from 1.21% as of the end of 2015 to 1.20% as of the end of 2015. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 63% as of December 31, 2014 to 76% as of December 31, 2015. The allowance balance was slightly increased while the balance of nonperforming loans decreased in 2015. ChoiceOne had $506,000 of specific allowance allocations for problem loans as of the end of 2015, compared to $1.1 million as of the prior year end. Special allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2015 and 2014 were reasonable based on the circumstances surrounding each particular borrower.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2015	2014	2013	2012	2011
Agricultural	$420	$186	$178	$140	$55
Commercial and industrial	586	527	562	381	609
Real estate - commercial	1,030	1,641	1,842	2,596	2,299
Real estate - construction	46	9	12	15	34
Real estate - residential	1,388	1,193	1,626	1,923	1,847
Consumer	297	184	192	250	197
Unallocated	427	433	323	547	172

Total allowance for loan losses	$4,194	$4,173	$4,735	$5,852	$5,213

The increase in the allowance allocation to agricultural loans was due to changes in assumptions regarding the industry and economic trends affecting it. The decrease in the allowance allocation to commercial real estate loans was due to a reduction in historical charge-off levels in this loan category. Fluctuations in allowance allocations in the other loan categories were primarily due to changes in historical charge-off levels and environmental factors affecting them.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2015 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $900,000 in 2015 compared to 2014. Customer service charges increased $132,000 in 2015 compared to the prior year as a result of service charges on ChoiceOne’s new checking accounts and growth in debit card fee income. An increase in insurance and investment commissions of $154,000 in 2015 compared to 2014 was due to overall higher volumes including brokerage fees for investment transactions for customers. Gains on sales of loans increased $393,000 in 2015 compared to 2014 as longer-term mortgage rates declined causing a positive impact on mortgage volume. Net gains on sales of securities decreased $49,000 as opportunities to harvest gains on the security portfolio diminished. Net losses on sales of other assets were $14,000 lower in 2015 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were significantly lower in 2015 than in 2014. Earnings on life insurance policies were $349,000 higher in 2015 than 2014 as a death benefit was received on a former employee’s life insurance policy. Other noninterest income declined $92,000 in 2015 compared to 2014 as a result of losses experienced in the Company’s investments in its data processing subsidiary and a title insurance agency.

Total noninterest income increased $557,000 in 2014 compared to 2013. Customer service charges increased $274,000 in 2014 compared to the prior year as a result of service charges on ChoiceOne’s new checking accounts and growth in debit card fee income. An increase in insurance and investment commissions of $80,000 in 2014 compared to 2013 was due to overall higher volumes including brokerage fees for investment transactions for customers. Gains on sales of loans decreased $543,000 in 2014 compared to 2013 as increases in longer-term mortgage rates that occurred in the second half of 2013 and early 2014 caused a reduction in residential mortgage volume, while a decline in longer-term interest rates in the last quarter of 2014 had a positive impact on mortgage volume. Net gains on sales of securities increased $174,000 as rates stayed relatively flat during 2014, allowing for opportunities to harvest gains on the security portfolio. Net losses on sales of other assets were $687,000 lower in 2014 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were significantly lower in 2014 than in 2013. Other noninterest income declined $119,000 in 2014 compared to 2013 as a result of losses experienced in the Company’s investments in its data processing subsidiary and a title insurance agency.

Noninterest Expense

Total noninterest expense increased $1.5 million in 2015 compared to 2014. Salaries and benefits increased $817,000 in 2015 compared to the prior year as higher costs related to salaries, health insurance, retirement contributions and higher commission expenses. Data processing expense increased $463,000 as a result of higher costs related to electronic banking and software maintenance costs and the cost to upgrade the bank’s data processing and online banking software. Professional fees increased $82,000 as an increase of $101,000 in consulting expenses was partially offset by a decline in other professional fees. The $229,000 increase in other noninterest expense was partially due to an increase in recruiting expenses and loan origination costs.

Total noninterest expense increased $130,000 in 2014 compared to 2013. Salaries and benefits increased $216,000 in 2014 compared to the prior year as higher costs related to salaries, health insurance, and retirement contributions were partially offset by lower commission expenses. Data processing expense increased $182,000 as a result of higher costs related to electronic banking and software maintenance costs. The $255,000 decrease in loan and collection expense in 2014 compared to the prior year was caused by a lower level of other real estate properties and lower costs related to collection of nonperforming loans and maintenance of foreclosed properties.

Income Taxes

Income taxes decreased $131,000 in 2015 compared to 2014. The decrease in income tax expense in 2015 was caused by lower income before taxes and the effect of a nontaxable life insurance death benefit received in 2015. Income taxes increased $293,000 in 2014 compared to 2013. The increase in income tax expense was caused by higher income before taxes. The effective tax rate was 25% in 2015, compared to 27% in 2014. The decrease in the effective tax rate was primarily due to the nontaxable death benefit received in 2015. The effective tax rate was 27% in 2014 compared to 26% in 2013. The increase in the effective tax rate was caused by the portion of income before income tax comprised of nontaxable income declining.

Financial Condition

Summary

Total assets were $567.7 million as of December 31, 2015, which represented an increase of $18.1 million or 3.3% from the end of 2014. Securities available for sale increased $17.6 million during 2015 as management purchased securities to support asset growth. Loans increased $3.2 million in 2015, with most of the increase occurring in commercial and industrial loans. The allowance for loan losses increased $21,000 as the loan portfolio grew, but was offset by the quality of loans improving allowing for minimal provision expense. Net other real estate owned decreased $119,000 in 2015 with increased effort of the Bank to reduce this balance and therefore collection expenses. Total deposits increased $39.9 million in 2015 due to increases in checking deposits and savings deposits, which were partially offset by a decrease in local certificates of deposit.

Securities

The Bank’s securities available for sale balances as of December 31 were as follows:

(Dollars in thousands)
	2015	2014
U.S. Government and federal agency	$57,207	$44,503
U.S. Treasury notes and bonds	6,100	8,058
State and municipal	77,754	69,835
Mortgage-backed	6,970	8,942
Corporate	8,387	7,538
Foreign debt	995	994
Equity securities	2,453	2,275
Asset-backed securities	270	376
Total	$160,136	$142,521

The securities available for sale portfolio increased $17.6 million from December 31, 2014 to December 31, 2015. ChoiceOne purchased $71.2 million of securities during 2015 to replace securities that matured or were called and to provide growth in earning assets. Approximately $24.7 million in various securities were called or matured in 2015. Principal payments for municipal and mortgage-backed securities totaling $2.4 million were received during 2015. Various securities totaling approximately $25.9 million were sold during 2015 for net gains totaling $261,000. The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent. Also, certain securities are sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding.

Equity securities included a money market preferred security (MMP) and a trust preferred security totaling $1.5 million, and common stock of $953,000 as of December 31, 2015. As of December 31, 2014, equity securities included an MMP of $1.5 million, and common stock of $775,000.

Management will continue to monitor its securities in 2016. Securities may be sold if believed prudent from a risk standpoint.

Loans

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2015	2014
Agricultural	$40,232	$41,098
Commercial and industrial	94,347	88,062
Consumer	20,090	20,752
Real estate - commercial	97,736	99,807
Real estate - construction	5,390	2,691
Real estate - residential	91,509	93,703
Total loans	$349,304	$346,113

The loan portfolio (excluding loans held for sale) increased $3.2 million from December 31, 2014 to December 31, 2015. Economic factors in ChoiceOne’s market areas demonstrated signs of improvement, which affected loan demand in 2015. Growth experienced in the commercial and industrial and real estate – construction loan categories was due in part to calling efforts by ChoiceOne’s loan officers as well as continued low interest rates on residential real estate.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2015	2014
Loans accounted for on a nonaccrual basis	$2,198	$3,361
Loans contractually past due 90 days or more as to principal or interest payments	29	58
Loans considered troubled debt restructurings which are not included above	3,271	3,175
Total	$5,498	$6,594

Nonaccrual loans included $50,000 in agricultural loans, $77,000 in commercial and industrial loans, $1,640,000 in commercial real estate loans, and $431,000 in residential real estate loans as of December 31, 2015. Nonaccrual loans included $38,000 in commercial and industrial loans, $2,652,000 in commercial real estate loans, and $671,000 in residential real estate loans as of December 31, 2014. The primary reason for the decline in nonaccrual loans in 2015 was loan paydowns. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $1,149,000 in commercial real estate loans, $24,000 in consumer loans, and $2,098,000 in residential real estate loans at December 31, 2015, compared to $26,000 in consumer loans, $1.2 million in commercial real estate loans, and $1.9 million in residential real estate loans at December 31, 2014. Troubled debt restructurings consist of loans where the terms have been modified to assist the borrowers in making their payments. The modifications can include capitalization of interest onto the principal balance, reduction in interest rate, and extension of the loan term.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $6.0 million as of December 31, 2015, compared to $7.2 million as of December 31, 2014.

Deposits and Other Funding Sources

The Bank’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2015	2014
Noninterest-bearing demand deposits	$122,937	$113,006
Interest-bearing demand deposits	106,883	71,651
Money market deposits	86,987	78,272
Savings deposits	70,946	67,035
Local certificates of deposit	86,944	104,864
Total deposits	$474,697	$434,828

Total deposits increased $39.9 million from December 31, 2014 to December 31, 2015. Local certificates of deposit fell $17.9 million during 2015. Management believes that the decline in local certificates of deposits is in part due to the customer base both reentering the stock market and wanting more liquid funds available as seen in the increase in demand deposits, savings deposits, and money market deposits of $57.8 million.

Securities sold under agreements to repurchase decreased $17.3 million during 2015. The decrease was due to the decline of sweep repurchase accounts used by the Bank’s local customers as many transitioned into other interest-bearing demand deposits. Advances from the Federal Home Loan Bank of Indianapolis decreased $7.0 million in 2015 due to advances paid off with deposit growth. A blanket collateral agreement covering agricultural real estate loans and residential real estate loans was pledged against all outstanding advances at the end of 2015. Approximately $61.2 million of additional advances were available as of December 31, 2015 based on the collateral pledged.

In 2016, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB, repurchase agreements and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders’ equity increased $3.7 million from December 31, 2014 to December 31, 2015. The growth in equity resulted from the retention of earnings in 2015 as net income exceeded dividends paid by $3.6 million. Other comprehensive income increased $130,000 in 2015 primarily due to declining interest rates affecting the unrealized gains on available for sale securities.

Note 20 to the consolidated financial statements presents regulatory capital information for the Bank at the end of 2015 and 2014. Management will monitor these capital ratios during 2016 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered “well capitalized” by regulatory guidelines. At December 31, 2015, the Bank was categorized as “well-capitalized.” On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015. Based on ChoiceOne’s capital levels and balance sheet composition at December 31, 2015, management believes implementation of the new rule will have no material impact on ChoiceOne’s capital needs.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2015:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years

Time deposits	$86,944	$54,241	$25,178	$7,232	$293
Repurchase agreements	9,460	9,460	—	—	—
Advances from Federal Home Loan Bank	11,332	11,032	67	73	161
Operating leases	217	55	34	36	91
Other obligations	789	99	202	199	289
Total	$108,742	$74,886	$25,481	$7,540	$834

Liquidity and Interest Rate Risk

Net cash from operating activities was $4.0 million for 2015 compared to $7.5 million for 2014. Lower net proceeds from loan sales was the main reason for the decrease. Cash used in investing activities was $22.7 million in 2015 compared to $38.9 million in 2014. The change was caused by a lower level of loan growth in 2015 than in 2014, offset by more net securities growth. Cash flows from financing activities were $11.2 million in 2015 compared to $16.7 million in the prior year. The effect of growth in deposits in 2015 partially offset by a lower level of net proceeds from Federal Home Loan Bank advances and a lower level of growth in repurchase agreements in 2015 than in the prior year.

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

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at four of the Bank’s correspondent banks. As of December 31, 2015, the amount of federal funds available for purchase from the Bank’s correspondent banks totaled approximately $44.0 million. ChoiceOne had no federal funds purchased at the end of 2015 or 2014. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $69.8 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $61.2 million of borrowing capacity was available from the FHLB based on agricultural real estate loans and residential real estate loans pledged as collateral at year-end 2015. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses is an estimate based on reviews of individual loans, assessments of the impact of current economic conditions on the portfolio and historical loss experience of seasoned loan portfolios.

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

Management performed a qualitative assessment of goodwill as of June 30, 2014 and 2015 and December 31, 2014 and 2015. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared. Average deal prices in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the last quantitative assessment of goodwill in 2012. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it is more likely than not that the fair value of ChoiceOne’s equity exceeds the carrying value at the assessment date and there is no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2015, management determined that no valuation allowance was necessary.

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2015
(Dollars in thousands)	0 - 3 Months	3 - 12 Months	1 - 5 Years	Over 5 Years	Total
Assets
Securities available for sale	$15,103	$19,371	$89,792	$35,871	$160,136
Federal Home Loan Bank stock	1,614	—	—	—	1,614
Federal Reserve Bank stock	—	—	—	1,573	1,573
Loans held for sale	4,957	—	—	—	4,957
Loans	138,074	57,910	140,902	12,418	349,304
Cash surrender value of life insurance policies	—	—	—	12,261	12,261
Rate-sensitive assets	$159,748	$77,281	$230,694	$62,123	$529,845

Liabilities
Interest-bearing demand deposits	$106,882	$—	$—	$—	$106,882
Money market deposits	86,987	—	—	—	86,987
Savings deposits	70,946	—	—	—	70,946
Certificates of deposits	19,294	37,684	29,714	252	86,944
Repurchase agreements	9,460	—	—	—	9,460
Advances from FHLB	11,007	24	140	161	11,332
Rate-sensitive liabilities	$304,576	$37,708	$29,854	$413	$372,551
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(144,828)	$39,574	$200,840	$61,709	$157,294
Cumulative asset (liability) gap	$(144,828)	$(105,255)	$95,585	$157,294

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 69% at December 31, 2015, compared to 69% at December 31, 2014. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2016. As interest rates change during 2016, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2015, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2015 and 2014:

Table 6 – Sensitivity to Changes in Interest Rates

	2015
(Dollars in thousands)	Net Interest Income	Percent Change	Market Value of Equity	Percent Change
Change in Interest Rate
400 basis point rise	$18,284	-14%	$88,045	-18%
300 basis point rise	18,571	-13%	93,100	-13%
200 basis point rise	18,802	-10%	98,626	-8%
100 basis point rise	19,015	-5%	103,565	-4%
Base rate scenario	19,380	-%	107,525	-%
100 basis point decline	18,444	-2%	99,371	-8%
200 basis point decline	17,503	-3%	86,702	-19%
300 basis point decline	16,956	-4%	85,624	-20%
400 basis point decline	16,739	-6%	85,252	-21%

	2014
	Net Interest Income	Percent Change	Market Value of Equity	Percent Change
Change in Interest Rate
400 basis point rise	$17,153	-8%	$76,569	-25%
300 basis point rise	17,243	-7%	77,095	-24%
200 basis point rise	17,633	-5%	79,356	-22%
100 basis point rise	18,171	-2%	92,528	-9%
Base rate scenario	18,627	-%	101,715	-%
100 basis point decline	18,046	-3%	100,205	-1%
200 basis point decline	17,670	-5%	96,397	-5%
300 basis point decline	17,278	-7%	91,371	-10%
400 basis point decline	16,862	-9%	86,582	-15%

As of both December 31, 2015 and December 31, 2014, the Bank was within its guidelines for immediate rate shocks up and down for both net interest income and the market value of shareholders’ equity. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
of ChoiceOne Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each year in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceOne Financial Services, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each year in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC

Grand Rapids, Michigan
March 21, 2016

ChoiceOne Financial Services, Inc.

Consolidated balance sheets

(Dollars in thousands)	December 31,
	2015	2014
Assets
Cash and due from banks	$11,187	$16,650

Securities available for sale (Note 2)	160,136	142,521
Federal Home Loan Bank stock	1,614	1,913
Federal Reserve Bank stock	1,573	1,272
Loans held for sale	4,957	2,170

Loans (Note 3)	349,304	346,113
Allowance for loan losses (Note 3)	(4,194)	(4,173)
Loans, net	345,110	341,940

Premises and equipment, net (Note 5)	11,847	11,795
Other real estate owned, net (Note 7)	31	150
Cash value of life insurance policies	12,261	12,071
Intangible assets, net (Note 6)	379	827
Goodwill (Note 6)	13,728	13,728
Other assets	4,923	4,603
Total assets	$567,746	$549,640

Liabilities
Deposits – noninterest-bearing (Note 8)	$122,937	$113,006
Deposits – interest-bearing (Note 8)	351,759	321,822
Total deposits	474,696	434,828

Repurchase agreements (Note 9)	9,460	26,743
Advances from Federal Home Loan Bank (Note 10)	11,332	18,363
Other liabilities (Notes 11 and 13)	2,416	3,516
Total liabilities	497,904	483,450

Shareholders’ Equity (Note 20)
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,295,228 in 2015 and 3,295,834 in 2014 (Note 14)	46,501	46,552
Retained earnings	22,138	18,565
Accumulated other comprehensive income, net	1,203	1,073
Total shareholders’ equity	69,842	66,190
Total liabilities and shareholders’ equity	$567,746	$549,640

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated statements of income

(Dollars in thousands, except per share data)	Years ended December 31,
	2015	2014	2013
Interest income
Loans, including fees	$15,971	$15,765	$15,801
Securities:
Taxable	1,939	1,847	1,812
Tax exempt	1,428	1,393	1,390
Other	14	9	12
Total interest income	19,352	19,014	19,015

Interest expense
Deposits	877	1,042	1,328
Advances from Federal Home Loan Bank	83	63	45
Other	30	46	46
Total interest expense	990	1,151	1,419

Net interest income	18,362	17,863	17,596
Provision for loan losses (Note 3)	100	100	300
Net interest income after provision for loan losses	18,262	17,763	17,296

Noninterest income
Customer service charges	4,083	3,951	3,677
Insurance and investment commissions	1,060	906	826
Gains on sales of loans (Note 4)	1,416	1,023	1,566
Net gains on sales of securities (Note 2)	261	311	137
Net losses on sales and write-downs of other assets (Note 7)	(121)	(135)	(822)
Earnings on life insurance policies	651	302	299
Other	352	444	562
Total noninterest income	7,702	6,802	6,245

Noninterest expense
Salaries and benefits (Notes 13 and 14)	9,273	8,456	8,240
Occupancy and equipment (Note 5)	2,396	2,389	2,341
Data processing	2,320	1,857	1,675
Professional fees	971	889	887
Supplies and postage	413	440	493
Advertising and promotional	253	275	239
Intangible amortization (Note 6)	448	448	448
Loan and collection expense	104	122	377
FDIC insurance	288	337	330
Other	1,810	1,581	1,634
Total noninterest expense	18,276	16,794	16,664

Income before income tax	7,688	7,771	6,877
Income tax expense (Note 11)	1,945	2,076	1,783

Net income	$5,743	$5,695	$5,094

Basic earnings per share (Note 15)	$1.75	$1.73	$1.55
Diluted earnings per share (Note 15)	$1.74	$1.72	$1.54
Dividends declared per share	$0.66	$0.59	$0.54

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Net income	$5,743	$5,695	$5,094

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $168, $588, and $(1,096) for the years ended December 31, 2015, 2014, and 2013 respectively	324	1,141	(2,130)

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $89, $106, and $47 for the years ended December 31, 2015, 2014, and 2013 respectively	(172)	(205)	(90)

Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense) of $11, $5, and $(7) for the years ended December 31, 2015, 2014, and 2013 respectively	(22)	(11)	12

Other comprehensive income/(loss), net of tax	130	925	(2,208)

Comprehensive income	$5,873	$6,620	$2,886

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated statements of changes in shareholders’ equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, December 31, 2012	3,298,081	$46,649	$11,501	$2,356	$60,506

Net income			5,094		5,094
Other comprehensive loss				(2,208)	(2,208)
Shares issued	8,850	130			130
Shares repurchased	(11,468)	(192)			(192)
Change in ESOP repurchase obligation		(14)			(14)
Effect of employee stock purchases		11			11
Restricted stock units issued		11			11
Cash dividends declared ($0.54 per share)			(1,780)		(1,780)

Balance, December 31, 2013	3,295,463	$46,595	$14,815	$148	$61,558

Net income			5,695		5,695
Other comprehensive income				925	925
Shares issued	8,925	132			132
Shares repurchased	(9,496)	(203)			(203)
Change in ESOP repurchase obligation		(32)			(32)
Effect of employee stock purchases		12			12
Restricted stock units issued	942	48			48
Cash dividends declared ($0.59 per share)			(1,945)		(1,945)

Balance, December 31, 2014	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			5,743		5,743
Other comprehensive income				130	130
Shares issued	13,310	206			206
Shares repurchased	(16,200)	(371)			(371)
Change in ESOP repurchase obligation		(4)			(4)
Effect of employee stock purchases		15			15
Restricted stock units issued	2,284	103			103
Cash dividends declared ($0.66 per share)			(2,170)		(2,170)

Balance, December 31, 2015	3,295,228	$46,501	$22,138	$1,203	$69,842

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated statements of cash flows

(Dollars in thousands)	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$5,743	$5,695	$5,094
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	100	300
Depreciation	986	986	927
Amortization	1,497	1,493	1,636
Compensation expense on employee stock purchases and restricted stock units	118	60	22
Net gains on sales of securities	(261)	(311)	(137)
Gains on sales of loans	(1,416)	(1,023)	(1,566)
Loans originated for sale	(47,498)	(29,850)	(42,906)
Proceeds from loan sales	46,077	29,561	45,204
Earnings on bank-owned life insurance	(347)	(302)	(299)
Earnings from death benefit	(304)	—	—
Proceeds on bank-owned life insurance	461	—	—
(Gains)/losses on sales of other real estate owned	30	(24)	(122)
Write-downs of other real estate owned	91	154	926
Proceeds from sales of other real estate owned	406	789	1,604
Deferred federal income tax (benefit)/expense	(631)	(460)	59
Net change in:
Other assets	(503)	(380)	289
Other liabilities	(571)	985	(667)
Net cash from operating activities	3,978	7,473	10,364

Cash flows from investing activities:
Sales of securities available for sale	25,876	24,766	8,790
Maturities, prepayments and calls of securities available for sale	27,084	11,427	26,072
Purchases of securities available for sale	(70,902)	(41,770)	(40,687)
Purchase of Federal Reserve Bank stock	(301)	—	—
Calls of FHLB stock	299	565	—
Purchase of bank-owned life insurance policies	—	(1,500)	—
Loan originations and payments, net	(3,678)	(31,370)	(6,812)
Additions to premises and equipment	(1,038)	(786)	(801)
Net cash from investing activities	(22,660)	(38,668)	(13,438)

Cash flows from financing activities:
Net change in deposits	39,868	16,701	(6,072)
Net change in repurchase agreements	(17,283)	710	6,461
Proceeds from Federal Home Loan Bank advances	194,575	87,700	7,000
Payments on Federal Home Loan Bank advances	(201,606)	(75,729)	(1,028)
Issuance of common stock	206	132	130
Repurchase of common stock	(371)	(203)	(192)
Cash dividends	(2,170)	(1,945)	(1,780)
Net cash from financing activities	13,219	27,366	4,519

Net change in cash and cash equivalents	(5,463)	(3,829)	1,445
Beginning cash and cash equivalents	16,650	20,479	19,034

Ending cash and cash equivalents	$11,187	$16,650	$20,479

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,005	$1,161	$1,456
Cash paid for income taxes	2,395	1,760	2,000
Loans transferred to other real estate owned	408	561	897

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by the provision for loan losses and decreased by loans charged off less any recoveries of charged off loans. Management estimates the allowance for loan losses balance required based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance for loan losses when management believes that collection of a loan balance is not possible.

The allowance for loan losses consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Loan Servicing Rights

Loan servicing rights represent the allocated value of servicing rights on loans sold with servicing retained. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics when available or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

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

Employee Benefit Plans

ChoiceOne’s 401(k) plan allows participants to make contributions to their individual accounts under the plan in amounts up to the IRS maximum. Employer matching contributions from ChoiceOne to its 401(k) plan are discretionary. ChoiceOne also allows retired employees to participate in its health insurance plan. Employees who have attained age 55 and completed at least ten years of service to ChoiceOne are eligible to participate as a retiree until they are eligible for Medicare. These post-retirement benefits are accrued during the years in which the employee provides service.

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	Years ended December 31,
	2015	2014
Unrealized gains on available for sale securities	1,632	1,401
Unrecognized gains on post-retirement benefits	191	225
Tax effect	(620)	(553)
Accumulated other comprehensive income	$1,203	$1,073

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2015.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $1.1 million and $409,000 was required to meet regulatory reserve and clearing requirements at December 31, 2015 and 2014, respectively. The balance in excess of the amount required was interest-bearing as of December 31, 2015 and December 31, 2014.

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

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock.

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

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Corporation). Early implementation is not allowed for public companies. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method) to be measured at fair value with changes in fair value recognized in net income. Alternatively, equity investments without readily determinable fair values can be recorded at cost, and periodically evaluated for impairment using a qualitative assessment. If the qualitative assessment indicates the investment is impaired, it is required to be measured at fair value. The update also eliminates the requirement for public business entities to disclose the methods and assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for the year ending December 31, 2018 for the Corporation. Management is currently assessing the impact to the Corporation’s consolidated financial statements.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 2 – Securities

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 were as follows:

	2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$57,406	$30	$(229)	$57,207
U.S. Treasury notes and bonds	6,133	—	(33)	6,100
State and municipal	76,005	1,858	(109)	77,754
Mortgage-backed	6,989	26	(45)	6,970
Corporate	8,418	8	(39)	8,387
Foreign debt	1,000	—	(5)	995
Equity securities	2,279	174	—	2,453
Asset-backed securities	274	—	(4)	270
Total	$158,504	$2,096	$(464)	$160,136

	2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$44,584	$77	$(158)	$44,503
U.S. Treasury notes and bonds	8,077	11	(30)	8,058
State and municipal	68,376	1,697	(238)	69,835
Mortgage-backed	8,896	68	(22)	8,942
Corporate	7,529	25	(16)	7,538
Foreign debt	1,000	—	(6)	994
Equity securities	2,280	—	(5)	2,275
Asset-backed securities	378	—	(2)	376
Total	$141,120	$1,878	$(477)	$142,521

Information regarding sales of securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2015	2014	2013
Proceeds from sales of securities	$25,876	$24,766	$8,790
Gross realized gains	261	341	197
Gross realized losses	—	30	60

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Contractual maturities of securities available for sale at December 31, 2015 were as follows:

(Dollars in thousands)	Fair Value

Due within one year	$24,173
Due after one year through five years	94,705
Due after five years through ten years	35,831
Due after ten years	2,974
Total debt securities	157,683
Equity securities	2,453
Total	$160,136

Various securities were pledged as collateral for securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and participation in a program that provided Community Reinvestment Act credits. The carrying amount of securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)
	2015	2014
Securities pledged for securities sold under agreements to repurchase	$7,011	$34,369
Securities pledged for advances from the Federal Home Loan Bank	24,199	—
Security pledged for Community Reinvestment Act credits	276	279
Total	$31,486	$34,648

The fair value of securities pledged to secure repurchase agreements may decline, and the Company may be required to provide additional collateral. The Company manages this risk by pledging securities with fair values in excess of the repurchase liability.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Securities with unrealized losses at year-end 2015 and 2014, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2015
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$38,567	$(216)	$986	$(13)	$39,553	$(229)
U.S. Treasury notes and bonds	6,101	(33)	—	—	6,101	(33)
State and municipal	10,382	(69)	2,906	(40)	13,288	(109)
Mortgage-backed	4,459	(41)	382	(4)	4,841	(45)
Corporate	4,284	(33)	896	(6)	5,180	(39)
Foreign debt	995	(5)	—	—	995	(5)
Asset-backed securities	—	—	270	(4)	270	(4)
Total temporarily impaired	$64,788	$(397)	$5,440	$(67)	$70,228	$(464)

	2014
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$11,323	$(26)	$13,005	$(132)	$24,328	$(158)
U.S. Treasury notes and bonds	—	—	2,089	(30)	2,089	(30)
State and municipal	8,463	(59)	8,977	(179)	17,440	(238)
Mortgage-backed	989	(4)	1,535	(18)	2,524	(22)
Corporate	2,054	(7)	1,393	(9)	3,447	(16)
Foreign debt	—	—	994	(6)	994	(6)
Equity securities	1,000	(5)	—	—	1,000	(5)
Asset-backed securities	—	—	376	(2)	376	(2)
Total temporarily impaired	$23,829	$(101)	$28,369	$(376)	$52,198	$(477)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2015 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2015 or 2014.

At December 31, 2015, there were 82 securities with an unrealized loss, compared to 42 securities with an unrealized loss as of December 31, 2014. The increase in the number of securities in an unrealized loss position was caused by higher interest rates at the end of 2015 compared to the end of 2014.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2015	2014
Agricultural	$40,232	$41,098
Commercial and industrial	94,347	88,062
Consumer	20,090	20,752
Real estate - commercial	97,736	99,807
Real estate - construction	5,390	2,691
Real estate - residential	91,509	93,703
Loans, gross	349,304	346,113
Allowance for loan losses	(4,194)	(4,173)
Loans, net	$345,110	$341,940

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

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2015
Allowance for Loan Losses
Beginning balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	(30)	(291)	—	—	(140)	—	(461)
Recoveries	1	64	121	47	—	149	—	382
Provision	233	25	283	(658)	37	186	(6)	100
Ending balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194

Individually evaluated for impairment	$3	$15	$1	$191	$—	$296	$—	$506

Collectively evaluated for impairment	$417	$571	$296	$839	$46	$1,092	$427	$3,687

Loans
Individually evaluated for impairment	$50	$192	$24	$2,790	$—	$2,529		$5,585
Collectively evaluated for impairment	40,182	94,155	20,066	94,946	5,390	88,980		343,719
Ending balance	$40,232	$94,347	$20,090	$97,736	$5,390	$91,509		$349,304

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2014
Allowance for Loan Losses
Beginning balance	$178	$562	$192	$1,842	$12	$1,626	$323	$4,735
Charge-offs	—	(1)	(273)	(665)	—	(133)	—	(1,072)
Recoveries	20	119	179	48	—	44	—	410
Provision	(12)	(153)	86	416	(3)	(344)	110	100
Ending balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173

Individually evaluated for impairment	$—	$—	$4	$745	$—	$365	$—	$1,114

Collectively evaluated for impairment	$186	$527	$180	$896	$9	$828	$433	$3,059

Loans
Individually evaluated for impairment	$—	$38	$36	$3,853	$—	$2,958		$6,885
Collectively evaluated for impairment	41,098	88,024	20,716	95,954	2,691	90,745		339,228
Ending balance	$41,098	$88,062	$20,752	$99,807	$2,691	$93,703		$346,113

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

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	2015	2014	2015	2014	2015	2014
Risk ratings 1 and 2	$10,416	$9,596	$10,480	$11,590	$3,875	$3,576
Risk rating 3	25,189	24,294	66,921	59,470	57,540	58,600
Risk rating 4	3,086	6,462	16,169	15,764	29,826	28,557
Risk rating 5	1,491	683	574	976	3,776	4,490
Risk rating 6	50	63	129	262	2,719	4,584
Risk rating 7	—	—	74	—	—	—
	$40,232	$41,098	$94,347	$88,062	$97,736	$99,807

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	2015	2014	2015	2014	2015	2014
Performing	$20,090	$20,752	$5,390	$2,691	$90,796	$92,974
Nonperforming	—	—	—	—	282	58
Nonaccrual	—	—	—	—	431	671
	$20,090	$20,752	$5,390	$2,691	$91,509	$93,703

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the twelve months ended December 31, 2015 and December 31, 2014:

	December 31, 2015			December 31, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	—	$—	$—	—	$—	$—
Commercial and industrial	—	—	—	1	32	32
Consumer	—	—	—	—	—	—
Commercial real estate	4	439	439	5	1,596	1,596
Residential real estate	2	195	195	2	281	281
	6	$634	$634	8	$1,909	$1,909

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

The following schedule provides information on TDRs as of December 31, 2015 and December 31, 2014 where the borrower was past due with respect to principal and/or interest for 30 days or more during the twelve months ended December 31, 2015 and December 31, 2014 that had been modified during the 12-month period prior to the default:

	With Payment Defaults During the Following Periods
	December 31, 2015		December 31, 2014
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Agricultural	—	$—	—	$—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Commercial real estate	3	400	6	1,592
Residential real estate	—	—	2	110
	3	$400	8	$1,702

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Impaired loans by loan category as of December 31 were as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2015
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	74	103	—	25	—
Consumer	—	—	—	2	—
Commercial real estate	1,540	1,540	—	1,061	11
Residential real estate	13	13	—	191	—
Subtotal	1,627	1,656	—	1,279	11
With an allowance recorded
Agricultural	50	50	3	62	(6)
Commercial and industrial	118	118	15	44	1
Consumer	24	24	1	34	3
Commercial real estate	1,250	1,755	191	2,002	64
Residential real estate	2,516	2,516	296	2,425	86
Subtotal	3,958	4,463	506	4,567	148

Agricultural	50	50	3	62	(6)
Commercial and industrial	192	221	15	69	1
Consumer	24	24	1	36	3
Commercial real estate	2,790	3,295	191	3,063	75
Residential real estate	2,529	2,529	296	2,616	86
Total	$5,585	$6,119	$506	$5,846	$159

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2014
With no related allowance recorded
Agricultural	$—	$—	$—	$90	$—
Commercial and industrial	38	43	—	81	—
Consumer	8	8	—	3	—
Commercial real estate	413	419	—	352	6
Residential real estate	502	502	—	492	9
Subtotal	961	972	—	1,018	15
With an allowance recorded
Agricultural	—	—	—	130	—
Commercial and industrial	—	—	—	292	4
Consumer	28	28	4	31	3
Commercial real estate	3,440	4,498	745	3,932	81
Residential real estate	2,456	2,474	365	2,323	91
Subtotal	5,924	7,000	1,114	6,708	179

Agricultural	—	—	—	220	—
Commercial and industrial	38	43	—	373	4
Consumer	36	36	4	34	3
Commercial real estate	3,853	4,917	745	4,284	87
Residential real estate	2,958	2,976	365	2,815	100
Total	$6,885	$7,972	$1,114	$7,726	$194

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

An aging analysis of loans by loan category as of December 31 follows:

(Dollars in thousands)	Loans Past Due 30 to 59 Days (1)	Loans Past Due 60 to 89 Days (1)	Loans Past Due Greater Than 90 Days (1)	Total (1)	Loans Not Past Due	Total Loans	Loans 90 Days Past Due and Accruing
2015
Agricultural	$3	$—	$—	$3	$40,229	$40,232	$—
Commercial and industrial	90	322	77	489	93,858	94,347	—
Consumer	115	—	—	115	19,975	20,090	—
Commercial real estate	505	297	1,233	2,035	95,701	97,736	—
Construction real estate	299	—	—	299	5,091	5,390	—
Residential real estate	1,012	364	200	1,576	89,933	91,509	29
	$2,024	$983	$1,510	$4,517	$344,787	$349,304	$29

2014
Agricultural	$—	$—	$—	$—	$41,098	$41,098	$—
Commercial and industrial	33	260	—	293	87,769	88,062	—
Consumer	66	10	—	76	20,676	20,752	—
Commercial real estate	172	51	699	922	98,885	99,807	—
Construction real estate	—	—	—	—	2,691	2,691	—
Residential real estate	1,376	404	363	2,143	91,560	93,703	58
	$1,647	$725	$1,062	$3,434	$342,679	$346,113	$58

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 follow:

(Dollars in thousands)	2015	2014
Agricultural	$50	$—
Commercial and industrial	77	38
Consumer	—	—
Commercial real estate	1,640	2,652
Construction real estate	—	—
Residential real estate	431	671
	$2,198	$3,361

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)	2015	2014	2013
Loans originated for resale, net of principal payments	$47,498	$29,850	$42,906
Proceeds from loan sales	46,077	29,561	45,204
Net gains on sales of loans held for sale	1,416	1,023	1,566
Loan servicing fees, net of amortization	113	166	167

Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $79.4 million and $91.4 million at December 31, 2015 and 2014, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2015 and 2014.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)	2015	2014	2013
Balance, beginning of year	$489	$544	$473
Capitalized	49	73	211
Amortization	(161)	(128)	(140)
Balance, end of year	$378	$489	$544

The fair value of loan servicing rights was $739,000 and $942,000 as of December 31, 2015 and 2014, respectively. Consequently, a valuation allowance was not necessary at year-end 2015 or 2014. The fair value of servicing rights at December 31, 2015 was determined using a discount rate of 6.37% and prepayment speeds ranging from 9% to 13%. The fair value of servicing rights at December 31, 2014 was determined using a discount rate of 6.20% and prepayment speeds ranging from 7% to 13%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)	2015	2014
Land and land improvements	$4,529	$4,337
Leasehold improvements	38	38
Buildings	12,076	11,859
Furniture and equipment	5,322	4,844
Total cost	21,965	21,078
Accumulated depreciation	(10,118)	(9,283)
Premises and equipment, net	$11,847	$11,795

Depreciation expense was $986,000, $986,000, and $927,000 for 2015, 2014 and 2013, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $53,000, $52,000, and $56,000 for 2015, 2014 and 2013, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2016	$55
2017	17
2018	17
2019	18
2020	18
Thereafter	91
Total	$216

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 6 - Goodwill and Intangible Assets

Goodwill

There were no changes in the goodwill balance in 2015 or 2014. ChoiceOne evaluates goodwill annually for impairment. Recently issued accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. Management performed a qualitative assessment of goodwill as of June 30, 2014 and 2015 and December 31, 2014 and 2015. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated. Average deal prices during 2015 in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the last quantitative assessment of goodwill in 2012. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it is more likely than not that the fair value of ChoiceOne’s equity exceeds the carrying value at the assessment date and there is no further quantitative assessment necessary for either 2015 or 2014.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 follows:

	2015		2014
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangible	$4,134	$3,790	$4,134	$3,376
Other intangible assets	348	313	347	278
Totals	$4,482	$4,103	$4,481	$3,654

The core deposit intangible and other intangible assets are being amortized on a straight-line basis over ten years. Intangible assets are reviewed for impairment on a quarterly basis. No impairment was indicated as of December 31, 2015 or December 31, 2014. Aggregate amortization expense was $448,000 for each year 2015, 2014 and 2013. The estimated amortization expense for the next year ending December 31 is as follows:

(Dollars in thousands)	Core Deposit Intangible	Other Intangible Assets	Total

2016	$345	$35	$379

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2015	2014	2013

Balance, beginning of year	$150	$508	$2,019
Transfers from loans	408	561	897
Proceeds from sales	(406)	(789)	(1,604)
Gains/(losses) on sales	(30)	24	122
Write-downs	(91)	(154)	(926)
Balance, end of year	$31	$150	$508

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2015	2014

Noninterest-bearing demand deposits	$122,937	$113,006
Interest-bearing demand deposits	106,882	71,651
Money market deposits	86,987	78,272
Savings deposits	70,946	67,035
Local certificates of deposit	86,944	104,864
Total deposits	$474,696	$434,828

Scheduled maturities of certificates of deposit at December 31, 2015 were as follows:

(Dollars in thousands)

2016	$54,241
2017	16,104
2018	9,074
2019	3,368
2020	3,864
2021	293
Total	$86,944

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $21.4 million and $27.2 million at December 31, 2015 and 2014, respectively. The Bank had no brokered certificates of deposit at either December 31, 2015 or December 31, 2014. In addition, the Bank had $2.1 million of certificates of deposit as of December 31, 2015 and $3.1 million as of December 31, 2014 that had been issued through the Certificate of Deposit Account Registry Service (CDARS). Although certificates of deposit issued through CDARS are issued to local customers, this type of deposit is classified as brokered deposits for regulatory purposes.

Note 9 – Repurchase Agreements

Securities sold under agreements to repurchase are advances to the Bank by customers or another bank. These agreements are direct obligations of the Bank and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements with Bank customers mature daily. Information regarding repurchase agreements follows:

(Dollars in thousands)	2015	2014

Outstanding balance at December 31	$9,460	$26,743
Average interest rate at December 31	0.04%	0.19%
Average balance during the year	$17,825	$22,594
Average interest rate during the year	0.17%	0.20%
Maximum month end balance during the year	$26,743	$28,719

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Repurchase agreements accounted for as secured borrowings as of December 31, 2015 were as follows:

Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and Continuous
U.S. Government agencies	$7,011
Total securities	7,011
Unsecured borrowings	2,449
Total borrowings	$9,460

Note 10 – Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2015	2014

Maturity of November 2024 with fixed interest rate of 3.98%	$332	$363
Maturity of February 2016 with fixed interest rate of 0.47%	11,000	—
Maturities ranging from February 2015 to May 2015, fixed interest rates ranging from 0.39% to 0.41%, with an average of 0.40%	—	18,000
Total advances outstanding at year-end	$11,332	$18,363

Fees are charged on fixed rate advances that are paid prior to maturity. No fixed rate advances were paid prior to maturity in 2015 or 2014. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $107.6 million and $96.2 million at December 31, 2015 and December 31, 2014, respectively. Advances were also secured by $24.2 million of U.S. Government agency securities and U.S. Treasury securities at December 31, 2015. Based on this collateral, the Bank was eligible to borrow an additional $61.2 million at year-end 2015.

The scheduled maturities of advances from the FHLB at December 31, 2015 were as follows:

(Dollars in thousands)

2016	$11,031
2017	33
2018	34
2019	36
2020	37
Thereafter	161
Total	$11,332

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)	2015	2014	2013
Provision for Income Taxes
Current federal income tax expense	$2,576	$2,536	$1,724
Deferred federal income tax expense/(benefit)	(631)	(460)	59
Income tax expense	$1,945	$2,076	$1,783

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 34%	$2,614	$2,642	$2,338
Tax exempt interest income	(488)	(475)	(476)
Tax exempt earnings on bank-owned life insurance	(221)	(103)	(101)
Other items	40	12	22
Income tax expense	$1,945	$2,076	$1,783

Effective income tax rate	25%	27%	26%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,426	$1,151
Deferred compensation	269	295
Loan costs/fees deferred	86	84
Other	181	224
Total deferred tax assets	1,962	1,754

Deferred tax liabilities:
Depreciation	1,182	1,405
Unrealized gains on securities available for sale	555	476
Purchase accounting adjustments from merger	117	258
Loan servicing rights	129	166
Stock dividends received from Federal Home Loan Bank	54	64
Post-retirement benefits obligation	66	77
Other	62	75
Total deferred tax liabilities	2,165	2,521
Net deferred tax liabilities	$203	$767

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2015	2014

Balance, beginning of year	$10,339	$5,162
New loans and renewals	4,054	5,883
Repayments and renewals	(4,159)	(3,022)
Effect of changes in related parties	—	2,316
Balance, end of year	$10,234	$10,339

Deposits from executive officers, directors and their affiliates were $16.1 million and $14.1 million at December 31, 2015 and 2014, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $167,000, $140,000, and $91,000 in 2015, 2014, and 2013, respectively.

Employee Stock Ownership Plan:

Through December 31, 2015, employees participated in an Employee Stock Ownership Plan (“ESOP”). ChoiceOne could make discretionary contributions to the ESOP. Shares of ChoiceOne common stock were allocated to participants based on relative compensation earned and compensation expense was recorded when allocated. Dividends on allocated shares increased the participant accounts. Participants became fully vested upon completing six years of qualifying service. Participants received the shares at the end of employment. A participant could require stock received to be repurchased by ChoiceOne at any time. ChoiceOne did not contribute to the ESOP nor was any expense recorded in 2015, 2014, or 2013. Effective January 1, 2016, ChoiceOne terminated the ESOP and transferred shares held by the ESOP to the 401(k) plan.

Shares held by the ESOP as of December 31 were as follows:

(Dollars in thousands)	2015	2014	2013

Shares allocated to participants	5,355	5,355	5,355
Shares unallocated	—	—	—
Total shares of ChoiceOne stock held by ESOP	5,355	5,355	5,355

Fair value of allocated shares, subject to repurchase obligation, recorded in other liabilities	$127	$123	$91

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability has been accrued for the obligation under this plan. ChoiceOne incurred post-retirement benefit expense of $2,000 in 2015 and negative expense of $20,000 in 2014, and $11,000 in 2013. The post-retirement obligation liability was $127,000 as of December 31, 2015 and $149,000 as of December 31, 2014.

ChoiceOne Financial Services, Inc.
Notes to Consolidated Financial Statements

Deferred Compensation Plans:

A deferred director compensation plan covers former directors of VRB, which was acquired by ChoiceOne in 2006. Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director. The payout periods range from one month to ten years beginning with the individual’s termination of service. A liability has been accrued for the obligation under this plan. ChoiceOne incurred deferred compensation plan expense of $12,000, $12,000, and $14,000 in 2015, 2014, and 2013, respectively. The deferred compensation liability was $173,000 as of December 31, 2015 and $203,000 as of December 31, 2014.

A supplemental executive retirement plan covers four former executive officers of VRB. Under the plan, ChoiceOne pays these individuals a specific amount of compensation plus interest at 7.50% over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan). A liability has been accrued for the obligation under this plan. The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates. Flat long-term interest rates during 2015 caused a slight decrease in plan expense in 2015, while a decrease in long-term interest rates during 2014 caused an increase in plan expense in 2014. ChoiceOne incurred deferred compensation plan expense of $32,000 in 2015, negative expense of $42,000 in 2014 and expense of $1,000 in 2013. Liabilities related to the supplemental executive retirement plan of $618,000 and $664,000 were outstanding as of December 31, 2015 and December 31, 2014, respectively.

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees under an incentive stock option plan to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted during 2015, 2014, or 2013 was considered to be insignificant. The Amended and Restated Executive Stock Incentive Plan under which the stock options were granted expired in 2012. The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The new plan provides for the issuance of up to 100,000 shares of common stock. At December 31, 2015, there were 51,150 shares available for future grants.

A summary of stock options activity is as follows:

	2015		2014		2013
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding, beginning of year	20,250	$16.65	38,625	$17.29	40,725	$16.99
Options granted	30,000	23.30	—	—	—	—
Options exercised	9,500	16.03	14,550	18.87	2,100	13.70
Options forfeited or expired	—	—	3,825	18.51	—	—
Options outstanding, end of year	40,750	$21.69	20,250	$16.65	38,625	$17.29

Options exercisable at December 31	18,250	$19.70	20,250	$16.65	38,625	$17.29

The exercise prices for options outstanding and exercisable at the end of 2015 ranged from $13.50 to $23.30 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2015 was approximately 4.79 years.

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $86,000 and $75,000, respectively, at December 31, 2015. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2015 were calculated based on the closing market price of the Company’s common stock on December 31, 2015 of $23.80 per share less the exercise price.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Information pertaining to options outstanding at December 31, 2015 is as follows:

	Number of	Number of	Average
	options	options	remaining
	outstanding	exercisable at	contractual
Exercise price of stock options:	at year-end	year-end	life (in years)
$13.50	2,000	2,000	2.07
$17.95	8,000	8,000	1.05
$18.85	750	750	0.05
$23.30	30,000	7,500	9.97

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. A total of 30,000 options were granted in 2015 with an exercise price of $23.30 and vest over 3 years. No options were granted in 2014 or 2013.

The fair value of stock options granted during 2015 was determined using the following weighted-average assumptions as of the grant date.

2015
Risk-free interest rate	2.28%
Expected option life	5.75 years
Expected stock price volatility	22.95%
Dividend yield	3.64%
Fair value of options granted	$3.54

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $103,000 and $53,000 in 2015 and 2014, respectively, in connection with restricted stock units for current participants during these years. At December 31, 2015 there were 17,850 restricted stock units outstanding with an approximate stock value of $425,000. At December 31, 2014 there were 7,750 restricted stock units outstanding with an approximate stock value of $178,000. Unrecognized compensation expense as of December 31, 2015 is approximately $234,000 and will be allocated $119,000 to 2016, $93,000 to 2017, and $22,000 to 2018.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 15 - Earnings Per Share

(Dollars in thousands, except per share data)

	2015	2014	2013
Basic
Net income	$5,743	$5,695	$5,094

Weighted average common shares outstanding	3,289,296	3,298,177	3,296,408

Basic earnings per common shares	$1.75	$1.73	$1.55

Diluted
Net income	$5,743	$5,695	$5,094

Weighted average common shares outstanding	3,289,296	3,298,177	3,296,408
Plus dilutive stock options and restricted stock units	7,925	12,116	5,653

Weighted average common shares outstanding and potentially dilutive shares	3,297,221	3,310,293	3,302,061

Diluted earnings per common share	$1.74	$1.72	$1.54

There were 30,000 stock options that were considered anti-dilutive to earnings per share as of December 31, 2015 and thus have been excluded from the calculations above. There were no stock options as of December 31, 2014 or 2013 considered to be anti-dilutive to earnings per share.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2015	2014
Assets
Cash	$1,145	$808
Securities available for sale	2,263	1,059
Other assets	83	154
Investment in ChoiceOne Bank	66,539	64,298
Total assets	$70,030	$66,319

Liabilities
Mandatory redeemable shares under ESOP, at fair value	$127	$123
Other liabilities	61	6
Total liabilities	188	129

Shareholders’ equity	69,842	66,190
Total liabilities and shareholders’ equity	$70,030	$66,319

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013
Interest and dividends from ChoiceOne Bank	$3,579	$2,731	$2,399
Interest and dividends from other securities	26	16	19
Other income	—	27	1
Total income	3,605	2,774	2,419
Other expenses	137	92	98

Income before income tax and equity in undistributed net income of subsidiary	3,468	2,682	2,321
Income tax benefit	44	21	31
Income before equity in undistributed net income of subsidiary	3,512	2,703	2,352
Equity in undistributed net income of subsidiary	2,231	2,992	2,742
Net income	$5,743	$5,695	$5,094

Condensed Statements of Cash Flows
(Dollars in thousands)	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$5,743	$5,695	$5,094
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(2,231)	(2,992)	(2,742)
Amortization	11	3	2
Net expense of restricted stock units	103	48	11
Net gain on sale of securities	0	(26)	(1)
Changes in other assets	71	(125)	(1)
Changes in other liabilities	4	(35)	36
Net cash from operating activities	3,701	2,568	2,399

Cash flows from investing activities:
Sales of securities	—	1,184	70
Purchases of securities	(1,029)	(1,565)	(125)
Net cash from investing activities	(1,029)	(381)	(55)

Cash flows from financing activities:
Issuance of common stock	206	132	130
Repurchase of common stock	(371)	(203)	(192)
Cash dividends paid	(2,170)	(1,945)	(1,780)
Net cash from financing activities	(2,335)	(2,016)	(1,842)

Net change in cash	337	171	502
Beginning cash	808	637	135
Ending cash	$1,145	$808	$637

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Carrying	Estimated	Assets	Inputs	Inputs
(Dollars in thousands)	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2015
Assets
Cash and due from banks	$11,187	$11,187	$11,187	$—	$—
Securities available for sale	160,136	160,136	953	147,384	11,799
Federal Home Loan Bank and Federal Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	4,957	5,109	—	5,109	—
Loans, net	345,110	349,875	—	—	349,875

Liabilities
Noninterest-bearing deposits	122,937	122,937	—	122,937	—
Interest-bearing deposits	351,759	353,113	—	353,113	—
Repurchase agreements	9,460	9,460	—	9,460	—
Federal Home Loan Bank advances	11,332	12,028	—	12,028	—

December 31, 2014
Assets
Cash and due from banks	$16,650	$16,650	$16,650	$—	$—
Securities available for sale	142,521	142,521	775	130,104	11,642
Federal Home Loan Bank and Federal Reserve Bank stock	3,185	3,185	—	3,185	—
Loans held for sale	2,170	2,237	—	2,237	—
Loans, net	341,940	345,656	—	—	345,656

Liabilities
Noninterest-bearing deposits	113,006	113,006	—	113,006	—
Interest-bearing deposits	321,822	321,757	—	321,757	—
Repurchase agreements	26,743	26,743	—	26,743	—
Federal Home Loan Bank advances	18,363	18,402	—	18,402	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans is based on the rates charged at December 31 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of deposits is based on comparing the average rate paid on deposits compared to the three month Libor rate which is assumed to be the replacement value of these deposits. At December 31, 2015, all average rates were lower than the three month Libor rate causing fair values to be higher than carrying amounts. The estimated fair values for time deposits and FHLB advances are based on the rates paid at December 31 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 18 – Fair Value Measurements

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of December 31, 2015 or December 31, 2014. Disclosures concerning assets measured at fair value are as follows:

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance at
	Assets	Inputs	Inputs	Date
(Dollars in thousands)	(Level 1)	(Level 2)	(Level 3)	Indicated
Investment Securities, Available for Sale - December 31, 2015
U. S. Government and federal agency	$—	$57,207	$—	$57,207
U. S. Treasury notes and bonds	—	6,100	—	6,100
State and municipal	—	67,852	9,902	77,754
Mortgage-backed	—	6,970	—	6,970
Corporate	—	7,990	397	8,387
Foreign debt	—	995	—	995
Equity securities	953	—	1,500	2,453
Asset backed securities	—	270	—	270
Total	$953	$147,384	$11,799	$160,136

Investment Securities, Available for Sale - December 31, 2014
U. S. Government and federal agency	$—	$44,503	$—	$44,503
U. S. Treasury notes and bonds	—	8,058	—	8,058
State and municipal	—	60,091	9,744	69,835
Mortgage-backed	—	8,942	—	8,942
Corporate	—	7,140	398	7,538
Foreign debt	—	994	—	994
Equity securities	775	—	1,500	2,275
Asset backed securities	—	376	—	376
Total	$775	$130,104	$11,642	$142,521

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities classified in Level 2 included U.S. Government and federal agency securities, U.S. Treasury notes and bonds, state and municipal securities, mortgage-backed securities, corporate bonds, foreign debt, and asset backed securities. The Company classified certain state and municipal securities and corporate bonds, and equity securities as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

 ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	2015	2014
Investment Securities, Available for Sale
Balance, January 1	$11,642	$11,328
Total realized and unrealized gains included in income	—	(11)
Total unrealized gains/(losses) included in other comprehensive income	806	1,199
Net purchases, sales, calls, and maturities	(649)	(948)
Net transfers into Level 3	—	74
Balance, December 31	$11,799	$11,642

Of the Level 3 assets that were still held by the Bank at December 31, 2015, the net unrealized gain for the twelve months ended December 31, 2015 was $806,000 and a $9,000 unrealized loss as of December 31, 2014, which is recognized in other comprehensive income in the consolidated balance sheets. A total of $3.2 million and $3.5 million of Level 3 securities were purchased in 2015 and 2014, respectively.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balances at Dates Indicated	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired Loans
December 31, 2015	$5,585	$—	$—	$5,585
December 31, 2014	$6,885	$—	$—	$6,885

Other Real Estate
December 31, 2015	$31	$—	$—	$31
December 31, 2014	$150	$—	$—	$150

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

 ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2015		2014
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unused lines of credit and letters of credit	$14,445	$77,089	$7,076	$60,476
Commitments to fund loans (at market rates)	18,654	1,740	3,116	1,050

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 2.49% to 6.52% and maturities ranging from 3 years to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2015 and 2014, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

(Dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,737	14.2%	$33,600	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	54,532	13.0	18,900	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	54,532	13.0	16,800	4.0	N/A	N/A
Tier 1 capital (to average assets)	54,532	9.7	22,434	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,723	13.3%	$33,470	8.0%	$41,837	10.0%
Common equity Tier 1 capital (to risk weighted assets)	51,574	12.3	18,827	4.5	27,194	6.5
Tier 1 capital (to risk weighted assets)	51,574	12.3	16,735	4.0	25,102	6.0
Tier 1 capital (to average assets)	51,574	9.2	22,350	4.0	27,937	5.0

December 31, 2014
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$55,223	14.3%	$30,948	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	50,562	13.1	15,474	4.0	N/A	N/A
Tier 1 capital (to average assets)	50,562	9.6	21,016	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$52,664	13.6%	$30,881	8.0%	$38,601	10.0%
Tier 1 capital (to risk weighted assets)	48,665	12.6	15,441	4.0	23,161	6.0
Tier 1 capital (to average assets)	48,665	9.3	20,971	4.0	26,214	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2015, approximately $9.8 million was available for ChoiceOne Bank to pay dividends to ChoiceOne Financial Services, Inc. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  Banks were required to transition into the new rule beginning on January 1, 2015.

ChoiceOne Financial Services, Inc.

Notes to Consolidated Financial Statements

Note 21 – Quarterly Financial Data (Unaudited)

				Earnings Per Share
(Dollars in thousands)	Interest Income	Net Interest Income	Net Income	Basic	Fully Diluted
2015
First Quarter	$4,746	$4,490	$1,642	$0.50	$0.49
Second Quarter	4,832	4,579	1,431	0.43	0.43
Third Quarter	4,871	4,625	1,450	0.44	0.44
Fourth Quarter	4,904	4,670	1,222	0.37	0.37

2014
First Quarter	$4,656	$4,353	$1,248	$0.38	$0.38
Second Quarter	4,738	4,449	1,337	0.40	0.40
Third Quarter	4,817	4,535	1,554	0.47	0.47
Fourth Quarter	4,803	4,526	1,556	0.48	0.47

There were no significant fluctuations in the quarterly financial data in 2014 or 2015. The growth in net income that occurred in 2015 was due to a decrease in interest expense and an increase in noninterest income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2015, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based on this assessment, management has concluded that, as of December 31, 2015, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.” This annual report is not required to include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2015 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016, is incorporated herein by reference.

The Company has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Company’s website at “www.choiceone.com.” The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at “www.choiceone.com.”

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	55,350	$15.97	83,303
Equity compensation plans not approved by security holders	—	—	18,752
Total	55,350	$15.97	102,055

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan. 51,150 shares remain available for future issuance under the Stock Incentive Plan of 2012 and 32,124 shares remain available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. No further future issuances of shares are permitted under the Amended and Restated Executive Stock Incentive Plan other than upon the exercise of outstanding stock options.

Equity compensation plans not approved by security holders consist of the Directors’ Stock Purchase Plan. The plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. Participants will cease to be eligible to participate in the plan when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The plan provides for a maximum of 100,000 shares of the Company’s common stock, subject to adjustments for certain changes in the capital structure of the Company. New issuances for up to 18,752 shares may be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2016, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2015 and 2014.

		Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013.

		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013.

		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 21, 2016.

	(2)	Financial Statement Schedules. None.

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.1	Amended and Restated Employment Agreement with James A. Bosserd. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2012. Here incorporated by reference.

10.2	Stock Incentive Plan of 2012. (1) Previously filed as an appendix to ChoiceOne Financial Services, Inc.’s definitive proxy statement filed with the commission on March 30, 2012. Here incorporated by reference.

10.3	Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2011. Here incorporated by reference.

10.4	Directors’ Stock Purchase Plan. (1). Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2010. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.7	Amended and Restated Employee Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s definitive proxy statement filed with the commission on March 28, 2011. Here incorporated by reference.

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ James A. Bosserd	March 28, 2016
James A. Bosserd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James A. Bosserd	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2016
James A. Bosserd

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 28, 2016
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 28, 2016
Paul L. Johnson

*/s/ Frank G. Berris	Director	March 28, 2016
Frank G. Berris

*/s/ Keith D. Brophy	Director	March 28, 2016
Keith D. Brophy

*/s/ K. Timothy Bull	Director	March 28, 2016
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 28, 2016
William F. Cutler, Jr.

*/s/ Jack G. Hendon	Director	March 28, 2016
Jack G. Hendon

*/s/ Raymond A. Lanning	Director	March 28, 2016
Raymond A. Lanning

*/s/ Dennis C. Nelson	Director	March 28, 2016
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 28, 2016
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 28, 2016
Roxanne M. Page

*/s/ Kelly J. Potes	Director	March 28, 2016
Kelly J. Potes
*By /s/ Thomas L. Lampen
Attorney-in-Fact

