Form 10-Q
period 2016-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2016-05-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of April 30, 2016, the Registrant had outstanding 3,301,005 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$12,572	$11,187

Securities available for sale (Note 2)	171,238	160,136
Federal Home Loan Bank stock	1,614	1,614
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	1,508	4,957
Loans (Note 3)	351,344	349,304
Allowance for loan losses (Note 3)	(4,125)	(4,194)
Loans, net	347,219	345,110

Premises and equipment, net	12,009	11,847
Other real estate owned, net	—	31
Cash value of life insurance policies	12,348	12,261
Intangible assets, net	241	379
Goodwill	13,728	13,728
Other assets	4,808	4,923
Total assets	$578,858	$567,746

Liabilities
Deposits – noninterest-bearing	$121,513	$122,937
Deposits – interest-bearing	358,338	351,759
Total deposits	479,851	474,696

Repurchase agreements	8,355	9,460
Federal funds purchased	4,100	—
Advances from Federal Home Loan Bank	12,325	11,332
Other liabilities	2,801	2,416
Total liabilities	507,432	497,904

Shareholders' Equity
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,297,516 at March 31, 2016 and 3,295,228 at December 31, 2015	46,709	46,501
Retained earnings	22,851	22,138
Accumulated other comprehensive income, net	1,866	1,203
Total shareholders’ equity	71,426	69,842
Total liabilities and shareholders’ equity	$578,858	$567,746

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$3,996	$3,942
Securities:
Taxable	553	452
Tax exempt	366	349
Other	6	3
Total interest income	4,921	4,746

Interest expense
Deposits	209	225
Advances from Federal Home Loan Bank	30	19
Other	2	12
Total interest expense	241	256

Net interest income	4,680	4,490
Provision for loan losses	—	100

Net interest income after provision for loan losses	4,680	4,390

Noninterest income
Customer service charges	960	983
Insurance and investment commissions	223	341
Gains on sales of loans	419	503
Gains on sales of securities	70	8
Losses on sales and write-downs of other assets	(23)	(21)
Earnings on life insurance policies	88	388
Other	106	92
Total noninterest income	1,843	2,294

Noninterest expense
Salaries and benefits	2,411	2,299
Occupancy and equipment	641	596
Data processing	559	553
Professional fees	236	277
Supplies and postage	125	105
Advertising and promotional	43	67
Intangible amortization	112	112
Loan and collection expense	22	44
FDIC insurance	67	78
Other	582	429
Total noninterest expense	4,797	4,560

Income before income tax	1,726	2,124
Income tax expense	452	482

Net income	$1,274	$1,642

Basic earnings per share (Note 4)	$0.39	$0.50
Diluted earnings per share (Note 4)	$0.39	$0.50
Dividends declared per share	$0.17	$0.15

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Net income	$1,274	$1,642

Other comprehensive income:
Unrealized holding gains on available for sale securities	1,074	1,141
Less: Reclassification adjustment for gain recognized in net income	(70)	(8)
Net unrealized gain	1,004	1,133
Less tax effect	(341)	(385)
Other comprehensive income, net of tax	663	748

Comprehensive income	$1,937	$2,390

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income,
(Dollars in thousands)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2015	3,295,831	$46,552	$18,565	$1,073	$66,190

Net income			1,642		1,642
Other comprehensive income				748	748
Shares issued	2,315	35			35
Change in ESOP repurchase obligation		(4)			(4)
Shares repurchased	(15,000)	(343)			(343)
Effect of employee stock purchases		3			3
Stock-based compensation		12			12
Cash dividends declared ($0.15 per share)			(492)		(492)
Balance, March 31, 2015	3,283,146	$46,255	$19,715	$1,821	$67,791

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			1,274		1,274
Other comprehensive income				663	663
Shares issued	2,288	34			34
Change in ESOP repurchase obligation		127			127
Shares repurchased	—	—			—
Effect of employee stock purchases		8			8
Stock-based compensation		39			39
Cash dividends declared ($0.17 per share)			(561)		(561)

Balance, March 31, 2016	3,297,516	$46,709	$22,851	$1,866	$71,426

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,274	$1,642
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	—	100
Depreciation	258	244
Amortization	393	385
Compensation expense on stock purchases and
restricted stock units	47	15
Gains on sales of securities	(70)	(8)
Gains on sales of loans	(419)	(503)
Loans originated for sale	(9,128)	(6,772)
Proceeds from loan sales	12,934	7,364
Earnings on bank-owned life insurance	(88)	(387)
Proceeds on bank-owned life insurance	—	461
(Gains)/losses on sales of other real estate owned	4	(2)
Write-downs of other real estate owned	—	23
Proceeds from sales of other real estate owned	28	58
Deferred federal income tax benefit	47	(175)
Net changes in other assets	(109)	(408)
Net changes in other liabilities	121	298
Net cash from operating activities	5,292	2,335

Cash flows from investing activities:
Securities available for sale:
Sales	2,217	1,123
Maturities, prepayments and calls	5,602	1,157
Purchases	(18,060)	(9,441)
Loan originations and payments, net	(2,109)	7,690
Additions to premises and equipment	(173)	(147)
Net cash from investing activities	(12,523)	382

Cash flows from financing activities:
Net change in deposits	5,155	(5,746)
Net change in repurchase agreements	(1,105)	(5,590)
Net change in federal funds purchased	4,100	—
Proceeds from Federal Home Loan Bank advances	92,000	38,550
Payments on Federal Home Loan Bank advances	(91,007)	(36,033)
Issuance of common stock	34	35
Repurchase of common stock	—	(343)
Cash dividends	(561)	(492)
Net cash from financing activities	8,616	(9,619)

Net change in cash and cash equivalents	1,385	(6,902)
Beginning cash and cash equivalents	11,187	16,650
Ending cash and cash equivalents	$12,572	$9,748
Supplemental disclosures of cash flow information:
Cash paid for interest	$240	$257
Cash paid for taxes	$—	$320

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, the Consolidated Statements of Income for the three-month periods ended March 31, 2016 and March 31, 2015, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2016 and March 31, 2015, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2016 and March 31, 2015, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2016 and March 31, 2015. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Stock Transactions

A total of 784 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $19,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2016. A total of 669 shares were issued upon the exercise of stock options in the first quarter of 2016. A total of 64 shares were issued upon vesting of Restricted Stock Units in the first quarter of 2016.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2016
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$61,684	$262	$(34)	$61,912
U.S. Treasury	6,126	63	—	6,189
State and municipal	82,757	2,244	(55)	84,946
Mortgage-backed	6,598	42	(9)	6,631
Corporate	7,907	45	(4)	7,948
Foreign debt	1,000	—	(1)	999
Equity securities	2,280	87	—	2,367
Asset-backed securities	250	—	(4)	246
Total	$168,602	$2,743	$(107)	$171,238

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$57,406	$30	$(229)	$57,207
U.S. Treasury	6,133	—	(33)	6,100
State and municipal	76,005	1,858	(109)	77,754
Mortgage-backed	6,989	26	(45)	6,970
Corporate	8,418	8	(39)	8,387
Foreign debt	1,000	—	(5)	995
Equity securities	2,279	174	—	2,453
Asset-backed securities	274	—	(4)	270
Total	$158,504	$2,096	$(464)	$160,136

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2016. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2016
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(33)	(39)	—	—	(69)	—	(141)
Recoveries	—	15	42	8	—	7	—	72
Provision	(38)	123	(28)	100	(3)	24	(178)	—
Ending balance	$382	$691	$272	$1,138	$43	$1,350	$249	$4,125

Individually evaluated for impairment	$2	$9	$2	$219	$—	$343	$—	$575

Collectively evaluated for impairment	$380	$682	$270	$919	$43	$1,007	$249	$3,550

December 31, 2015
Individually evaluated for impairment	$3	$15	$1	$191	$—	$296	$—	$506
Collectively evaluated for impairment	$417	$571	$296	$839	$46	$1,092	$427	$3,688

Three Months Ended March 31, 2015
Beginning balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	—	(51)	—	—	(1)	—	(52)
Recoveries	—	28	36	6	—	30	—	100
Provision	13	58	25	(149)	30	261	(138)	100
Ending balance	$199	$613	$194	$1,498	$39	$1,483	$295	$4,321

Individually evaluated for impairment	$1	$—	$2	$414	$—	$384	$—	$801

Collectively evaluated for impairment	$198	$613	$192	$1,084	$39	$1,099	$295	$3,520

Loans
March 31, 2016
Individually evaluated for impairment	$175	$310	$23	$3,083	$—	$2,660		$6,251
Collectively evaluated for impairment	35,910	98,308	20,309	95,919	4,981	89,666		345,093
Ending balance	$36,085	$98,618	$20,332	$99,002	$4,981	$92,326		$351,344

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Risk ratings 1 and 2	$7,021	$10,416	$10,941	$10,480	$5,918	$3,875
Risk rating 3	21,739	25,189	68,582	66,921	54,846	57,540
Risk rating 4	5,717	3,086	18,092	16,169	31,940	29,826
Risk rating 5	1,560	1,491	886	574	3,778	3,776
Risk rating 6	48	50	117	129	2,521	2,719
Risk rating 7	—	—	—	74	—	—
	$36,085	$40,232	$98,618	$94,347	$99,002	$97,736

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2016	2015	2016	2015	2016	2015
Performing	$20,332	$20,090	$4,981	$5,390	$91,842	$90,796
Nonperforming	—	—	—	—	—	282
Nonaccrual	—	—	—	—	484	431
	$20,332	$20,090	$4,981	$5,390	$92,326	$91,509

The following schedule provides information on loans that were considered TDRs that were modified during the three months ended March 31, 2016 and March 31, 2015:

	March 31, 2016			March 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding	Number	Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	1	$128	$128	3	$669	$669
Residential real estate	1	30	30	1	111	111
	2	$158	$158	4	$780	$780

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

The following schedule provides information on TDRs as of March 31, 2016 and 2015 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2016 and March 31, 2015 that had been modified during the year prior to the default:

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	1	$128	—	$—
Commercial real estate	—	0	3	615
	1	$128	3	$615

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2016
With no related allowance recorded
Agricultural	$127	$127	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Commercial real estate	1,261	1,304	—
Residential real estate	85	135	—
Subtotal	1,473	1,566	—
With an allowance recorded
Agricultural	48	49	2
Commercial and industrial	310	310	9
Consumer	23	23	2
Commercial real estate	1,822	2,360	219
Residential real estate	2,575	2,587	343
Subtotal	4,778	5,329	575
Total
Agricultural	175	176	2
Commercial and industrial	310	310	9
Consumer	23	23	2
Commercial real estate	3,083	3,664	219
Residential real estate	2,660	2,722	343
Total	$6,251	$6,895	$575

December 31, 2015
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	74	103	—
Consumer	—	—	—
Commercial real estate	1,540	1,540	—
Residential real estate	13	13	—
Subtotal	1,627	1,656	—
With an allowance recorded
Agricultural	50	50	3
Commercial and industrial	118	118	15
Consumer	24	24	1
Commercial real estate	1,250	1,755	191
Residential real estate	2,516	2,516	296
Subtotal	3,958	4,463	506
Total
Agricultural	50	50	3
Commercial and industrial	192	221	15
Consumer	24	24	1
Commercial real estate	2,790	3,295	191
Residential real estate	2,529	2,529	296
Total	$5,585	$6,119	$506

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2016 and 2015:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
March 31, 2016
With no related allowance recorded
Agricultural	$64	$2
Commercial and industrial	37	—
Consumer	—	—
Commercial real estate	1,400	4
Residential real estate	49	1
Subtotal	1,550	7
With an allowance recorded
Agricultural	49	—
Commercial and industrial	214	(3)
Consumer	23	—
Commercial real estate	1,536	10
Residential real estate	2,545	24
Subtotal	4,367	31
Total
Agricultural	113	2
Commercial and industrial	251	(3)
Consumer	23	—
Commercial real estate	2,936	14
Residential real estate	2,594	25
Total	$5,917	$39

March 31, 2015
With no related allowance recorded
Agricultural	$—	$—
Commercial and industrial	21	—
Consumer	4	—
Commercial real estate	631	1
Residential real estate	362	—
Subtotal	1,018	1
With an allowance recorded
Agricultural	105	(6)
Commercial and industrial	—	—
Consumer	27	1
Commercial real estate	2,826	24
Residential real estate	2,460	22
Subtotal	5,418	41
Total
Agricultural	105	(6)
Commercial and industrial	21	—
Consumer	31	1
Commercial real estate	3,457	25
Residential real estate	2,822	22
Total	$6,436	$42

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
March 31, 2016
Agricultural	$—	$—	$—	$—	$36,085	$36,085	$—
Commercial and industrial	107	193	—	300	98,318	98,618	—
Consumer	36	—	—	36	20,296	20,332	—
Commercial real estate	201	—	551	752	98,250	99,002	—
Construction real estate	59	75	—	134	4,847	4,981	—
Residential real estate	601	173	50	824	91,502	92,326	—
	$1,005	$442	$601	$2,047	$349,298	$351,344	$—

December 31, 2015
Agricultural	$3	$—	$—	$3	$40,229	$40,232	$—
Commercial and industrial	90	322	77	489	93,858	94,347	—
Consumer	115	—	—	115	19,975	20,090	—
Commercial real estate	505	297	1,233	2,035	95,701	97,736	—
Construction real estate	299	—	—	299	5,091	5,390	—
Residential real estate	1,012	364	200	1,576	89,933	91,509	29
	$2,024	$983	$1,510	$4,517	$344,787	$349,304	$29

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2016	2015
Agricultural	$48	$50
Commercial and industrial	300	77
Consumer	—	—
Commercial real estate	1,894	1,640
Construction real estate	—	—
Residential real estate	484	431
	$2,726	$2,198

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2016	2015
Basic Earnings Per Share
Net income available to common
shareholders	$1,274	$1,642

Weighted average common shares outstanding	3,296,238	3,297,022

Basic earnings per share	$0.39	$0.50

Diluted Earnings Per Share
Net income available to common
shareholders	$1,274	$1,642

Weighted average common shares outstanding	3,296,238	3,297,022
Plus dilutive stock options and restricted stock units	8,265	11,913
Weighted average common shares outstanding
and potentially dilutive shares	3,304,503	3,308,935

Diluted earnings per share	$0.39	$0.50

There were 30,000 stock options as of March 31, 2016 and 0 stock options as of March 31, 2015 that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2016 and March 31, 2015. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Assets:
Cash and due from banks	$12,572	$12,572	$12,572	$—	$—
Securities available for sale	171,238	171,238	867	158,559	11,812
Federal Home Loan Bank and Federal
Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	1,508	1,562	—	—	1,562
Loans, net	347,219	351,430	—	—	351,430

Liabilities:
Noninterest-bearing deposits	121,513	121,513	—	121,513	—
Interest-bearing deposits	358,338	332,069	—	332,069	—
Repurchase agreements	8,355	8,355	—	8,355	—
Federal Home Loan Bank advances	12,325	12,364	—	12,364	—

December 31, 2015
Assets:
Cash and due from banks	$11,187	$11,187	$11,187	$—	$—
Securities available for sale	160,136	160,136	953	147,384	11,799
Federal Home Loan Bank and Federal
Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	4,957	5,109	—	5,109	—
Loans, net	345,110	349,875	—	—	349,875

Liabilities:
Noninterest-bearing deposits	122,937	122,937	—	122,937	—
Interest-bearing deposits	351,759	353,113	—	353,113	—
Repurchase agreements	9,460	9,460	—	9,460	—
Federal Home Loan Bank advances	11,332	12,028	—	12,028	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2016 and December 31, 2015 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at March 31, 2016 and December 31, 2015 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of March 31, 2016 or December 31, 2015. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – March 31, 2016
U.S. Treasury notes and bonds	$—	$6,189	$—	$6,189
U.S. Government and federal agency	—	61,912	—	61,912
State and municipal	—	75,032	9,914	84,946
Mortgage-backed	—	6,631	—	6,631
Corporate	—	7,550	398	7,948
Foreign debt	—	999	—	999
Equity securities	867	—	1,500	2,367
Asset backed securities	—	246	—	246
Total	$867	$158,559	$11,812	$171,238

Investment Securities, Available for Sale - December 31, 2015
U.S. Treasury notes and bonds	$—	$6,100	$—	$6,100
U.S. Government and federal agency	—	57,207	—	57,207
State and municipal	—	67,852	9,902	77,754
Mortgage-backed	—	6,970	—	6,970
Corporate	—	7,990	397	8,387
Foreign debt	—	995	—	995
Equity securities	953	—	1,500	2,453
Asset backed securities	—	270	—	270
Total	$953	$147,384	$11,799	$160,136

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2016	2015
Investment Securities, Available for Sale
Balance, January 1	$11,799	$11,641
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	31	60
Net purchases, sales, calls, and maturities	(18)	977
Net transfers into Level 3	—	—
Balance, March 31	$11,812	$12,678

Of the Level 3 assets that were held by the Bank at March 31, 2016, the net unrealized gain for the three months ended March 31, 2016 was $30,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no purchases or sales of Level 3 securities in the first quarter of 2016.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2016	$6,251	$—	$—	$6,251
December 31, 2015	$5,585	$—	$—	$5,585

Other Real Estate
March 31, 2016	$—	$—	$—	$—
December 31, 2015	$31	$—	$—	$31

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2015. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2016 was $1,274,000, which represented a decrease of $368,000 or 22% compared to the same period in 2015. A decline in noninterest income and an increase in noninterest expense were only partially offset by growth in net interest income for the first quarter of 2016 compared to the first quarter of 2015. Basic and diluted earnings per common share were both $0.39 for the first quarter of 2016 compared to $0.50 for both in the same period in 2015. The return on average assets and return on average shareholders’ equity percentages were 0.88% and 7.18%, respectively, for the first quarter of 2016, compared to 1.21% and 9.80%, respectively, for the same period in 2015.

Dividends

Cash dividends of $561,000 or $0.17 per share were declared in the first quarter of 2016, compared to $492,000 or $0.15 per share in the first quarter of 2015. The cash dividend payout percentage was 44% for the first three months of 2016, compared to 30% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2016 and 2015. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$353,585	$3,999	4.52%	$340,581	$3,944	4.63%
Taxable securities (2) (3)	113,254	553	1.95	97,665	452	1.85
Nontaxable securities (1) (2)	53,222	552	4.15	48,017	527	4.39
Other	5,177	6	0.46	4,827	3	0.25
Interest-earning assets	525,238	5,110	3.89	491,090	4,926	4.01
Noninterest-earning assets	52,946			51,976
Total assets	$578,184			$543,066

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$194,923	67	0.14%	$152,299	49	0.13%
Savings deposits	71,860	7	0.04	68,068	8	0.05
Certificates of deposit	88,112	136	0.62	100,541	168	0.67
Advances from Federal Home Loan Bank	20,104	29	0.58	18,451	19	0.41
Other	10,414	2	0.08	25,675	12	0.19
Interest-bearing liabilities	385,413	241	0.25	365,034	256	0.28
Noninterest-bearing demand deposits	120,109			108,481
Other noninterest-bearing liabilities	1,703			2,530
Total liabilities	507,225			476,045
Shareholders' equity	70,959			67,021
Total liabilities and
shareholders' equity	$578,184			$543,066

Net interest income (tax-equivalent basis)-
interest spread		4,869	3.64%		4,670	3.73%
Tax-equivalent adjustment (1)		(189)			(180)
Net interest income		$4,680			$4,490
Net interest income as a percentage of earning
assets (tax-equivalent basis)			3.71%			3.80%

____________

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2016 Over 2015
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$55	$491	$(436)
Taxable securities	101	75	26
Nontaxable securities (2)	25	170	(145)
Other	3	—	3
Net change in tax-equivalent interest income	184	736	(552)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	18	15	3
Savings deposits	(1)	2	(3)
Certificates of deposit	(32)	(20)	(12)
Advances from Federal Home Loan Bank	10	2	8
Other	(10)	(5)	(5)
Net change in interest expense	(15)	(6)	(9)
Net change in tax-equivalent
net interest income	$199	$742	$(543)

_____________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $189,000 and $180,000 for the three months ended March 31, 2016 and 2015, respectively. These adjustments were computed using a 34% federal income tax rate.

Tax-equivalent net interest income increased $199,000 in the first three months of 2016 compared to the same period in 2015. The effect of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities in the first quarter of 2016 compared to the same quarter in the prior year. Despite a reduction of 9 basis points in the net interest spread from 3.73% in the first quarter of 2015 to 3.64% in the same quarter in 2016, net interest income increased $190,000 during the first quarter of 2016 compared to the first quarter of 2015.

The average balance of loans increased $13.0 million in the first quarter of 2016 compared to the same period in 2015. Average commercial and industrial loans drove this growth with an increase of $8.5 million during the first quarter of 2016 compared to the first quarter of 2015. Adding to this increase, the average balance of mortgage loans increased $4.4 million in the first quarter of 2016 compared to the first quarter of 2015. The increase in the average loans balance was offset by an 11 basis point decrease in the average rate earned. This caused interest income from loans to increase $55,000 in the first quarter of 2016 compared to the same period in the prior year. The average balance of total securities grew $20.8 million in the first three months of 2016 compared to the same period in 2015. Additional securities were purchased in 2015 and in the first quarter of 2016 to provide added liquidity and earning asset growth. As a result, securities income grew $126,000 in the first quarter of 2016 compared to the same quarter in 2015.

The average balance of interest-bearing demand deposits increased $42.6 million in the first three months of 2016 compared to the same period in 2015. In addition to the higher average balance, an increase of 1 basis point in the average rate paid caused interest expense to increase $18,000 in the first quarter of 2016 compared to the same quarter in 2015. The average balance of savings deposits increased $3.8 million in the first quarter of 2016 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by a 1 basis point drop in the average rate paid, resulting in a decrease in interest expense of $1,000 in the first three months of 2016 compared to the same period in 2015. The average balance of certificates of deposit was down $12.4 million in the first quarter of 2016 compared to the same period in 2015. The decline in certificates of deposit plus a 5 basis point reduction in the average rate paid on certificates caused interest expense to fall $32,000 in the first quarter of 2016 compared to the same period in 2015. The effect of $1.7 million of growth in the average balance of Federal Home Loan Bank advances plus the impact of a 17 basis point increase in the average rate paid caused interest expense to increase $10,000 in the first quarter of 2016 compared to the same quarter in 2015.

ChoiceOne’s net interest income spread was 3.64% in the first quarter of 2016, compared to 3.73% for the first quarter of 2015. The decline in the interest spread was due to a 12 basis point decrease in the average rate earned on interest earning assets in the first quarter of 2016 compared to the same quarter in 2015, which was partially offset by a 3 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2015 and the first quarter of 2016. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2015 and the first quarter of 2016.

Provision and Allowance for Loan Losses

Total loans increased $2.0 million in the first quarter of 2016, while the allowance for loan losses decreased $69,000 during the same period. The provision for loan losses was $0 in the first quarter of 2016 compared to $100,000 in the first quarter of 2015. Nonperforming loans were $6.3 million as of March 31, 2016, compared to $5.5 million as of December 31, 2015 and $5.9 million as of March 31, 2015. The increase in nonperforming loans in the first quarter of 2016 was largely due to higher balances in nonaccrual commercial and industrial loans and commercial real estate loans. The allowance for loan losses was 1.17% of total loans at March 31, 2016, compared to 1.20% at December 31, 2015 and 1.28% at March 31, 2015.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2016		2015
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	33	15	—	28
Consumer	39	42	51	36
Real estate, commercial	—	8	—	6
Real estate, residential	69	7	1	30
	$141	$72	$52	$100

Net charge-offs were $69,000 in the first quarter of 2016, compared to net recoveries of $48,000 during the same time period in 2015. Net charge-offs on an annualized basis as a percentage of average loans were 0.08% in the first three months of 2016 compared to net recoveries of 0.06% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2016, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $451,000 in the first quarter of 2016 compared to the same period in 2015. Insurance and investment commissions decreased $118,000 in the first quarter of 2016 compared to the same period in 2015 due to a decline in commissions from sales of real estate investment trusts. Gains on loan sales declined $84,000 in the first quarter of 2016 compared to the same period in 2015 was partially offset by an increase of $62,000 in gains on sales of securities. The largest impact to noninterest income was due to the decline on earnings from life insurance policies by $300,000 in the first quarter of 2016 compared to the same period in the prior year. This decline was the result of a $304,000 death benefit on a bank-owned life insurance policy recognized during the first quarter of 2015.

Noninterest Expense

Total noninterest expense increased $237,000 in the first quarter of 2016 compared to the same period in 2015. The increase of $112,000 in salaries and benefits in the first quarter of 2016 compared to the same period in 2015 resulted from salary increases and recruitment fees. A decrease in legal fees year over year by approximately $20,000 coupled with a decrease in regulatory consulting fees of approximately $18,000 during the same time period led to an overall decline in professional fees of $41,000. Other noninterest expenses increased year over year by roughly $152,000 primarily due to increased charitable donations and other expenses.

Income Tax Expense

Income tax expense was $452,000 in the first quarter of 2016 compared to $482,000 for the same period in 2015. The effective tax rate was 26.2% for the first quarter of 2016 and 22.7% for the first quarter of 2015. The increase in the effective tax rate in the first quarter of 2016 compared to the first quarter of 2015 was due to the effect of the nontaxable death benefit of $304,000 received in the first quarter of 2015 from a bank-owned life insurance policy.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $11.1 million from December 31, 2015 to March 31, 2016. The increase in the securities portfolio resulted from ChoiceOne’s desire to grow earning assets and utilize the increased deposit growth. Various securities totaling $18.1 million were purchased in the first three months of 2016 offset by approximately $5.2 million called or matured during that same time period. Principal repayments on securities totaled $0.4 million in the first three months of 2016. Approximately $2.2 million of securities were sold in the first three months of 2016 for a net gain of $70,000.

Loans

The loan portfolio (excluding loans held for sale) increased $2.0 million from December 31, 2015 to March 31, 2016. Increases of $4.3 million, $1.3 million, and $0.8 million in commercial and industrial loans, commercial real estate loans, and residential real estate loans, respectively were offset partially by reductions of $4.1 million and $0.4 million in agricultural and construction real estate loans, respectively. The decrease in agricultural loans was caused in part by seasonal pay downs by borrowers. The increase in commercial and industrial loans was due in part to early returns from a new lending office in downtown Grand Rapids and increased calling efforts in ChoiceOne’s established markets.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $6.3 million at March 31, 2016, compared to $5.6 million as of December 31, 2015. The balance of commercial real estate loans and residential real estate loans classified as impaired increased $293,000 and $131,000, respectively, in the first quarter of 2016.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2016	2015
Loans accounted for on a nonaccrual basis	$2,726	$2,198
Accruing loans contractually past due 90 days
or more as to principal or interest payments	—	29
Loans considered troubled debt restructurings	3,398	3,271
Total	$6,124	$5,498

At March 31, 2016, nonaccrual loans included $1.9 million in commercial estate loans, $484,000 in residential real estate loans, $300,000 in commercial and industrial loans, and $48,000 in agricultural loans. At December 31, 2015, nonaccrual loans included $1,640,000 in commercial real estate loans, $431,000 in residential real estate loans, $77,000 in commercial and industrial loans, and $50,000 in agricultural loans. Although loans considered troubled debt restructurings increased since December 31, 2015, 92% or $3.1 million of the balance is performing. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2016.

Deposits and Borrowings

Total deposits increased $5.2 million in the first quarter of 2016. Checking and savings deposits increased $4.7 million, while certificates of deposit grew $0.5 million in the first three months of 2016.

A decrease of $1.1 million in repurchase agreements in the first three months of 2016 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal funds purchased increased $4.1 million and Federal Home Loan Bank advances grew $1.0 million in the first quarter of 2016 as deposit growth was insufficient to fund loan and securities growth during the time period.

Shareholders' Equity

Total shareholders' equity increased $1.6 million from December 31, 2015 to March 31, 2016. Growth in equity resulted from the current year’s net income, increases in accumulated other comprehensive income and proceeds from the issuance of ChoiceOne stock, which were partially offset by cash dividends paid. The $663,000 increase in accumulated other comprehensive income since the end of 2015 was caused by an increase in net unrealized gains on available for sale securities. The increase to shareholders’ equity was offset by the $561,000 cash dividend paid during the first quarter of 2016.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,669	14.1%	$33,740	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	55,564	13.2	16,870	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	55,564	13.2	18,979	4.5	N/A	N/A
Tier 1 capital (to average assets)	55,564	9.8	22,594	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$56,359	13.4%	$33,683	8.0%	$42,104	10.0%
Tier 1 capital (to risk weighted assets)	52,254	12.4	16,842	6.0	25,263	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	52,254	12.4	18,947	4.5	27,368	6.5
Tier 1 capital (to average assets)	52,254	9.3	22,496	4.0	28,119	5.0

December 31, 2015
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,737	14.2%	$33,600	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	54,532	13.0	18,900	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	54,532	13.0	16,800	4.0	N/A	N/A
Tier 1 capital (to average assets)	54,532	9.7	22,434	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,723	13.3%	$33,470	8.0%	$41,837	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	51,574	12.3	18,827	4.5	27,194	6.5
Tier 1 capital (to risk weighted assets)	51,574	12.3	16,735	4.0	25,102	6.0
Tier 1 capital (to average assets)	51,574	9.2	22,350	4.0	27,937	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2016 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $5.3 million for the three months ended March 31, 2016 compared to $2.3 million provided in the same period a year ago. A large portion of this increase was related to proceeds from loan sales of $12.9 million during the first quarter of 2016. Net cash used for investing activities was $12.5 million for the first three months of 2016 compared to net cash provided of $400,000 in the same period in 2015. The change was due to the origination and purchase of interest earning assets described in the securities and loans sections. Net cash provided from financing activities was $8.6 million in the three months ended March 31, 2016 compared to net cash used in financing activities of $9.6 million in the same period in the prior year. This change was due to the increase in deposits during the first quarter of 2016 in contrast with a decline in the first quarter of 2015 as well as a higher balance in federal funds purchased.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2015. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 27, 2016 ChoiceOne issued 784 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $19,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended March 31, 2016.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
January 1 - January 31, 2016
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	—
February 1 - February 28, 2016
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	—
March 1 - March 31, 2016
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	—

There was no repurchase activity during the first quarter of 2016.

Item 5. Other Information

On May 13, 2016, ChoiceOne entered into a Change in Control Agreement (the “Change in Control Agreement”) with Kelly J. Potes, the President of ChoiceOne.

Pursuant to the Change in Control Agreement, Mr. Potes will receive severance benefits if, during term of the Agreement and either following a Change in Control or during an Active Change in Control Proposal Period, as defined in the Change in Control Agreement, Mr. Potes is terminated by ChoiceOne without cause or terminates his employment for good reason. Mr. Potes will receive a lump-sum payment equal to three times his annual base salary and compensation for health benefit continuation [and an automobile allowance] through the end of the term of the Change in Control Agreement. All unvested equity awards granted to Mr. Potes will automatically vest upon a change in control. The Change in Control Agreement includes a Section 280G cap that limits payments under the agreement as necessary to avoid tax penalties under Section 280G of the Internal Revenue Code.

Receipt of Mr. Potes' severance benefits is conditioned on obtaining a release and resignation from all of Mr. Potes' positions with ChoiceOne and the Bank. Additionally, the Change in Control Agreement includes non-competition provisions prohibiting Mr. Potes from soliciting ChoiceOne's customers and employees for a period of eighteen months.

The foregoing description of the Change in Control Agreement does not purport to be complete and is qualified in its entirety by reference to the Change in Control Agreement, which are filed as Exhibit 10.1 hereto.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.1	Change in Control Agreement with Kelly J. Potes.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 13, 2016	By:	/s/ James A. Bosserd
James A. Bosserd Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

