Form 10-Q
period 2016-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2016-08-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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
Yes ☐  No ☒

As of July 31, 2016, the Registrant had outstanding 3,277,035 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2016	2015
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,466	$11,187

Securities available for sale (Note 2)	175,172	160,136
Federal Home Loan Bank stock	1,614	1,614
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	2,734	4,957
Loans (Note 3)	357,242	349,304
Allowance for loan losses (Note 3)	(4,296)	(4,194)
Loans, net	352,946	345,110

Premises and equipment, net	11,872	12,120
Cash value of life insurance policies	12,438	12,261
Intangible assets, net	155	379
Goodwill	13,728	13,728
Other assets	4,725	4,681
Total assets	$590,423	$567,746

Liabilities
Deposits – noninterest-bearing	$124,134	$122,937
Deposits – interest-bearing	339,687	351,759
Total deposits	463,821	474,696

Repurchase agreements	5,379	9,460
Advances from Federal Home Loan Bank	45,317	11,332
Other liabilities	3,509	2,416
Total liabilities	518,026	497,904

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,275,852 at June 30, 2016 and 3,295,228 at December 31, 2015	46,227	46,501
Retained earnings	23,734	22,138
Accumulated other comprehensive income, net	2,436	1,203
Total shareholders’ equity	72,397	69,842
Total liabilities and shareholders’ equity	$590,423	$567,746

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$4,087	$3,988	$8,083	$7,930
Securities:
Taxable	584	485	1,137	937
Tax exempt	363	357	729	706
Other	3	2	9	5
Total interest income	5,037	4,832	9,958	9,578

Interest expense
Deposits	199	215	408	440
Advances from Federal Home Loan Bank	45	28	75	47
Other	3	10	5	22
Total interest expense	247	253	488	509

Net interest income	4,790	4,579	9,470	9,069
Provision for loan losses	—	—	—	100

Net interest income after provision for loan losses	4,790	4,579	9,470	8,969

Noninterest income
Customer service charges	1,030	1,062	1,990	2,045
Insurance and investment commissions	226	292	449	633
Gains on sales of loans	419	309	838	812
Gains on sales of securities	156	45	226	53
Losses on sales and write-downs of other assets	—	(55)	(23)	(76)
Earnings on life insurance policies	89	87	177	475
Other	131	111	236	202
Total noninterest income	2,051	1,851	3,893	4,144

Noninterest expense
Salaries and benefits	2,565	2,214	4,976	4,513
Occupancy and equipment	692	593	1,333	1,188
Data processing	539	578	1,098	1,132
Professional fees	232	236	468	513
Supplies and postage	95	73	220	178
Advertising and promotional	89	58	132	125
Intangible amortization	112	112	224	224
FDIC insurance	73	72	140	149
Other	504	549	1,107	1,022
Total noninterest expense	4,901	4,485	9,698	9,044

Income before income tax	1,940	1,945	3,665	4,069
Income tax expense	495	514	947	996

Net income	$1,445	$1,431	$2,719	$3,073

Basic earnings per share (Note 4)	$0.43	$0.43	$0.82	$0.93
Diluted earnings per share (Note 4)	$0.43	$0.43	$0.82	$0.93
Dividends declared per share	$0.17	$0.17	$0.34	$0.32

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$1,445	$1,431	$2,719	$3,073

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $347 and $(220) for the three months ended June 30, 2016 and June 30, 2015 respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $712 and $70 for the six months ended June 30, 2016 and June 30, 2015 respectively	673	(428)	1,382	126

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $(53) and $(15) for the three months ended June 30, 2016 and June 30, 2015 respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $(77) and $(18) for the six months ended June 30, 2016 and June 30, 2015 respectively	(103)	(30)	(149)	(35)

Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense)	—	—	—	—

Other comprehensive income (loss), net of tax	570	(458)	1,233	91

Comprehensive income	$2,015	$973	$3,952	$3,164

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2015	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			3,073		3,073
Other comprehensive income				91	91
Shares issued	7,217	102			102
Shares repurchased	(16,200)	(371)			(371)
Change in ESOP repurchase obligation		(4)			(4)
Effect of employee stock purchases		6			6
Restricted stock units issued	100	68			68
Cash dividends declared ($0.32 per share)			(1,051)		(1,051)

Balance, June 30, 2015	3,286,951	$46,353	$20,587	$1,164	$68,104

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			2,719		2,719
Other comprehensive income				1,233	1,233
Shares issued	7,142	130			130
Shares repurchased	(30,000)	(678)			(678)
Change in ESOP repurchase obligation		127			127
Effect of employee stock purchases		6			6
Restricted stock units issued	3,482	141			141
Cash dividends declared ($0.34 per share)			(1,123)		(1,123)

Balance, June 30, 2016	3,275,852	$46,227	$23,734	$2,436	$72,397

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$2,719	$3,073
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	100
Depreciation	481	486
Amortization	799	752
Compensation expense on stock purchases and
restricted stock units	147	74
Gains on sales of securities	(226)	(53)
Gains on sales of loans	(838)	(812)
Loans originated for sale	(22,737)	(7,544)
Proceeds from loan sales	25,633	7,663
Earnings on bank-owned life insurance	(177)	(475)
Proceeds on bank-owned life insurance	—	461
Gains on sales of other real estate owned	3	—
Write-downs of other real estate owned	—	76
Proceeds from sales of other real estate owned	28	124
Deferred federal income tax expense/(benefit)	(86)	(303)
Net changes in other assets	25	(289)
Net changes in other liabilities	670	(85)
Net cash from operating activities	6,441	3,248

Cash flows from investing activities:
Securities available for sale:
Sales	11,157	4,633
Maturities, prepayments and calls	22,835	5,958
Purchases	(47,375)	(18,969)
Loan originations and payments, net	(7,849)	9,926
Additions to premises and equipment	(288)	(502)
Net cash from investing activities	(21,520)	1,046

Cash flows from financing activities:
Net change in deposits	(10,875)	(12,040)
Net change in repurchase agreements	(4,081)	(5,703)
Proceeds from Federal Home Loan Bank advances	202,000	88,575
Payments on Federal Home Loan Bank advances	(168,015)	(75,065)
Issuance of common stock	130	102
Repurchase of common stock	(678)	(371)
Cash dividends	(1,123)	(1,051)
Net cash from financing activities	17,358	(5,553)

Net change in cash and cash equivalents	2,279	(1,259)
Beginning cash and cash equivalents	11,187	16,650

Ending cash and cash equivalents	$13,466	$15,391

Supplemental disclosures of cash flow information:
Cash paid for interest	$486	$514
Cash paid for taxes	$100	$1,970
Loans transferred to other real estate owned	$13	$327

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

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2016 and June 30, 2015, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2016 and June 30, 2015, the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2016 and June 30, 2015, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2016 and June 30, 2015. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne’s reported assets and net income.

Stock Transactions

A total of 3,304 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $77,000 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2016. A total of 2,033 shares of common stock were issued upon the exercise of stock options in the first half of 2016. A total of 1,805 shares of common stock were issued to employees for a cash price of $42,000 under the Employee Stock Purchase Plan in the first half of 2016. A total of 3,482 shares of common stock were issued to employees for Restricted Stock Units that vested during the first six months of 2016. A total of 30,000 shares of common stock were repurchased by ChoiceOne in the first six months of 2016.

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

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of June 30,
	2016	2015
Unrealized gains on available for sale securities	$3,498	$1,538

Unrecognized gains on post-retirement benefits	193	225

Tax effect	(1,255)	(599)

Accumulated other comprehensive income	$2,436	$1,164

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		June 30, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$65,995	$372	$(52)	$66,315
U.S. Treasury	2,078	42	—	2,120
State and municipal	84,094	2,784	(22)	86,856
Mortgage-backed	7,756	51	(3)	7,804
Corporate	7,908	71	(2)	7,977
Foreign debt	1,000	2	—	1,002
Equity securities	2,617	261	—	2,878
Asset-backed securities	226	—	(6)	220
Total	$171,674	$3,583	$(85)	$175,172

		December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$57,406	$30	$(229)	$57,207
U.S. Treasury	6,133	—	(33)	6,100
State and municipal	76,005	1,858	(109)	77,754
Mortgage-backed	6,989	26	(45)	6,970
Corporate	8,418	8	(39)	8,387
Foreign debt	1,000	—	(5)	995
Equity securities	2,279	174	—	2,453
Asset-backed securities	274	—	(4)	270
Total	$158,504	$2,096	$(464)	$160,136

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the six months ended June 30, 2016. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended June 30, 2016
Beginning balance	$382	$691	$272	$1,138	$43	$1,350	$249	$4,124
Charge-offs	—	—	(29)	—	—	—	—	(29)
Recoveries	—	8	28	23	—	142	—	201
Provision	18	(42)	6	(28)	2	(270)	315	—
Ending balance	$400	$657	$277	$1,133	$45	$1,222	$563	$4,296

Six Months Ended June 30, 2016
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(33)	(68)	—	—	(69)	—	(170)
Recoveries	—	23	69	31	—	149	—	272
Provision	(20)	81	(21)	72	(2)	(246)	136	—
Ending balance	$400	$657	$277	$1,133	$45	$1,222	$563	$4,296

Individually evaluated for impairment	$11	$11	$1	$177	$—	$364	$—	$564

Collectively evaluated for impairment	$389	$646	$276	$956	$45	$858	$563	$3,732

Three Months Ended June 30, 2015
Beginning balance	$201	$613	$193	$1,498	$39	$1,482	$295	$4,321
Charge-offs	—	—	(55)	—	—	(20)	—	(75)
Recoveries	1	20	42	14	—	30	—	107
Provision	77	(136)	13	(228)	(11)	(116)	401	—
Ending balance	$279	$497	$193	$1,284	$28	$1,376	$696	$4,353

Six Months Ended June 30, 2015
Beginning balance	$187	$527	$183	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	—	(106)	—	—	(21)	—	(127)
Recoveries	1	48	79	21	—	58	—	207
Provision	91	(78)	37	(378)	19	146	263	100
Ending balance	$279	$497	$193	$1,284	$28	$1,376	$696	$4,353

Individually evaluated for impairment	$—	$—	$1	$333	$—	$332	$—	$666

Collectively evaluated for impairment	$279	$497	$192	$951	$28	$1,044	$696	$3,687

Loans
June 30, 2016
Individually evaluated for impairment	$173	$294	$22	$2,628	$—	$2,916		$6,033
Collectively evaluated for impairment	34,500	97,436	20,887	103,606	5,427	89,353		351,209
Ending balance	$34,673	$97,730	$20,909	$106,234	$5,427	$92,269		$357,242

December 31, 2015
Individually evaluated for impairment	$50	$192	$24	$2,790	$—	$2,529		$5,585
Collectively evaluated for impairment	40,182	94,155	20,066	94,946	5,390	88,980		343,719
Ending balance	$40,232	$94,347	$20,090	$97,736	$5,390	$91,509		$349,304

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Risk ratings 1 and 2	$7,979	$10,416	$11,315	$10,480	$6,505	$3,875
Risk rating 3	18,758	25,189	67,159	66,921	56,179	57,540
Risk rating 4	6,053	3,086	18,310	16,169	38,213	29,826
Risk rating 5	1,837	1,491	825	574	3,433	3,776
Risk rating 6	46	50	121	129	1,904	2,719
Risk rating 7	—	—	—	74	—	—
	$34,673	$40,232	$97,730	$94,347	$106,234	$97,736

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2016	2015	2016	2015	2016	2015
Performing	$20,909	$20,090	$5,427	$5,390	$91,687	$90,796
Nonperforming	—	—	—	—	—	282
Nonaccrual	—	—	—	—	582	431
	$20,909	$20,090	$5,427	$5,390	$92,269	$91,509

The following schedule provides information on loans that were considered TDRs that were modified during the three- and six-months periods ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	—	$—	$—	1	$128	$128
Residential real estate	2	150	150	3	179	179
Total	2	$150	$150	4	$307	$307

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

Impaired loans by loan category as of June 30, 2016 and 2015 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
June 30, 2016
With no related allowance recorded
Agricultural	$—	$—	$—	$43	$—
Commercial and industrial	—	—	—	25	—
Consumer	—	—	—	—	—
Commercial real estate	1,253	1,450	—	1,351	5
Residential real estate	170	170	—	89	—
Subtotal	1,423	1,620	—	1,508	5
With an allowance recorded
Agricultural	173	175	11	90	14
Commercial and industrial	295	295	11	241	1
Consumer	22	22	1	23	1
Commercial real estate	1,375	1,917	177	1,482	54
Residential real estate	2,745	2,633	364	2,612	58
Subtotal	4,610	5,042	564	4,448	128
Total
Agricultural	173	175	11	133	14
Commercial and industrial	294	295	11	266	1
Consumer	22	22	1	23	1
Commercial real estate	2,628	3,367	177	2,833	59
Residential real estate	2,916	2,803	364	2,701	58
Total	$6,033	$6,662	$564	$5,956	$133

June 30, 2015
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	74	103	—	16	—
Consumer	—	—	—	3	—
Commercial real estate	1,540	1,540	—	658	5
Residential real estate	13	13	—	300	—
Subtotal	1,627	1,656	—	977	5
With an allowance recorded
Agricultural	50	50	3	70	(6)
Commercial and industrial	118	118	15	—	—
Consumer	24	24	1	26	1
Commercial real estate	1,250	1,755	191	2,408	39
Residential real estate	2,516	2,516	296	2,393	41
Subtotal	3,958	4,463	506	4,897	75
Total
Agricultural	50	50	3	70	(6)
Commercial and industrial	192	221	15	16	—
Consumer	24	24	1	29	1
Commercial real estate	2,790	3,295	191	3,066	44
Residential real estate	2,529	2,529	296	2,693	41
Total	$5,585	$6,119	$506	$5,874	$80

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
June 30, 2016
Agricultural	$—	$—	$—	$—	$34,673	$34,673	$—
Commercial and industrial	—	73	290	363	97,367	97,730	—
Consumer	22	12	—	34	20,875	20,909	—
Commercial real estate	265	261	280	806	105,428	106,234	—
Construction real estate	—	—	—	—	5,427	5,427	—
Residential real estate	83	810	238	1,131	91,138	92,269	102
	$370	$1,156	$808	$2,334	$354,908	$357,242	$102

December 31, 2015
Agricultural	$3	$—	$—	$3	$40,229	$40,232	$—
Commercial and industrial	90	322	77	489	93,858	94,347	—
Consumer	115	—	—	115	19,975	20,090	—
Commercial real estate	505	297	1,233	2,035	95,701	97,736	—
Construction real estate	299	—	—	299	5,091	5,390	—
Residential real estate	1,012	364	200	1,576	89,933	91,509	29
	$2,024	$983	$1,510	$4,517	$344,787	$349,304	$29

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2016	2015
Agricultural	$46	$50
Commercial and industrial	289	77
Consumer	—	—
Commercial real estate	1,719	1,640
Construction real estate	—	—
Residential real estate	582	431
	$2,636	$2,198

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2016	2015	2016	2015
Basic Earnings Per Share
Net income available to common shareholders	$1,445	$1,431	$2,719	$3,073

Weighted average common shares outstanding	3,299,836	3,285,290	3,298,037	3,287,063

Basic earnings per share	$0.43	$0.43	$0.82	$0.93

Diluted Earnings Per Share
Net income available to common shareholders	$1,445	$1,431	$2,719	$3,073

Weighted average common shares outstanding	3,299,836	3,285,290	3,298,037	3,287,063
Plus dilutive stock options and restricted stock units	5,178	9,256	5,286	9,300

Weighted average common shares outstanding and potentially dilutive shares	3,305,014	3,294,546	3,303,323	3,296,363

Diluted earnings per share	$0.43	$0.43	$0.82	$0.93

There were 30,000 stock options as of June 30, 2016 and zero as of June 30, 2015 with an exercise price more than the current market price. These stock options have been excluded from the calculation of diluted earnings above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Assets:
Cash and due from banks	$13,466	$13,466	$13,466	$—	$—
Securities available for sale	175,172	175,172	1,378	161,795	11,999
Federal Home Loan Bank and Federal
Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	2,734	2,816	—	—	2,816
Loans, net	352,946	355,062	—	—	355,062

Liabilities:
Noninterest-bearing deposits	124,134	124,134	—	124,134	—
Interest-bearing deposits	339,687	319,200	—	319,200	—
Repurchase agreements	5,379	5,379	—	5,379	—
Federal Home Loan Bank advances	45,317	45,360	—	45,360	—

December 31, 2015
Assets:
Cash and due from banks	$11,187	$11,187	$11,187	$—	$—
Securities available for sale	160,136	160,136	953	147,384	11,799
Federal Home Loan Bank and Federal
Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	4,957	5,109	—	5,109	—
Loans, net	345,110	349,875	—	—	349,875

Liabilities:
Noninterest-bearing deposits	122,937	122,937	—	122,937	—
Interest-bearing deposits	351,759	353,113	—	353,113	—
Repurchase agreements	9,460	9,460	—	9,460	—
Federal Home Loan Bank advances	11,332	12,028	—	12,028	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at June 30, 2016 and December 31, 2015 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at June 30, 2016 and December 31, 2015 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of June 30, 2016 or December 31, 2015. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for Sale – June 30, 2016
U.S. Treasury notes and bonds	$—	$2,120	$—	$2,120
U.S. Government and federal agency	—	66,315	—	66,315
State and municipal	—	76,756	10,100	86,856
Mortgage-backed	—	7,804	—	7,804
Corporate	—	7,578	399	7,977
Foreign debt	—	1,002	—	1,002
Equity securities	1,378	—	1,500	2,878
Asset backed securities	—	220	—	220
Total	$1,378	$161,795	$11,999	$175,172

Investment Securities, Available for Sale - December 31, 2015
U.S. Treasury notes and bonds	$—	$6,100	$—	$6,100
U.S. Government and federal agency	—	57,207	—	57,207
State and municipal	—	67,852	9,902	77,754
Mortgage-backed	—	6,970	—	6,970
Corporate	—	7,990	397	8,387
Foreign debt	—	995	—	995
Equity securities	953	—	1,500	2,453
Asset backed securities	—	270	—	270
Total	$953	$147,384	$11,799	$160,136

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2016	2015
Investment Securities, Available for Sale
Balance, January 1	$11,799	$11,642
Total realized and unrealized gains included in income	—	—
Total unrealized (gains) losses included in other comprehensive income	(187)	772
Net purchases, sales, calls, and maturities	387	(368)
Net transfers into Level 3	—	—
Balance, June 30	$11,999	$12,046

Of the Level 3 assets that were held by the Bank at June 30, 2016, the net unrealized gain for the six months ended June 30, 2016 was $187,000, which is recognized in other comprehensive income in the consolidated balance sheet. $750,000 of Level 3 securities were purchased during the first half of 2016 and $182,000 of Level 3 securities matured or were called in the same period. There were no sales or purchases of Level 3 securities during the first and second quarters of 2015.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2016	$6,033	$—	$—	$6,033
December 31, 2015	$5,585	$—	$—	$5,585

Other Real Estate
June 30, 2016	$13	$—	$—	$13
December 31, 2015	$31	$—	$—	$31

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

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2016 was $1,445,000, which represented an increase of $14,000 or 1% compared to the same period in 2015. Net income for the first six months of 2016 was $2,719,000, which represented a decrease of $354,000 or 12% over the same period in 2015. The first quarter of 2015 included a bank owned life insurance payout of roughly $308,000 in nontaxable income that explains a large portion of the year over year difference in noninterest income. Strong growth in net interest income was offset by an increase in noninterest expense for the first half of 2016 compared to the same period in 2015. Basic and diluted earnings per common share were both $0.43 for the second quarter of 2016 and $0.82 for the first six months of 2016, compared to $0.43 and $0.93, respectively, for the same periods in 2015. The return on average assets and return on average shareholders’ equity percentages were 0.94% and 7.62%, respectively, for the first half of 2016, compared to 1.13% and 9.11%, respectively, for the same period in 2015.

Dividends

Cash dividends of $562,000 or $0.17 per share were declared in the second quarter of 2016, compared to $559,000 or $0.17 per share in the second quarter of 2015. The cash dividends declared in the first six months of 2016 were $1,123,000 or $0.34 per share, compared to $1,051,000 or $0.32 per share declared in the same period in 2015. The cash dividend payout percentage was 41% for the first six months of 2016, compared to 34% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2016 and 2015, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$353,998	$8,089	4.57%	$342,249	$7,935	4.64%
Taxable securities (2) (3)	116,184	1,137	1.96	100,687	937	1.86
Nontaxable securities (1) (2)	53,650	1,101	4.10	48,996	1,066	4.35
Other	3,591	9	0.50	3,374	5	0.30
Interest-earning assets	527,423	10,336	3.92	495,306	9,943	4.01
Noninterest-earning assets	51,841			48,262
Total assets	$579,264			$543,568

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$191,672	131	0.14%	$151,451	101	0.13%
Savings deposits	72,618	13	0.04	67,683	13	0.04
Certificates of deposit	86,772	264	0.61	96,943	326	0.67
Advances from Federal Home Loan Bank	24,910	75	0.60	23,273	47	0.40
Other	9,635	5	0.10	23,547	22	0.19
Interest-bearing liabilities	385,607	488	0.25	362,897	509	0.28
Noninterest-bearing demand deposits	121,227			110,792
Other noninterest-bearing liabilities	1,023			2,442
Total liabilities	507,857			476,131
Shareholders’ equity	71,407			67,437
Total liabilities and shareholders’ equity	$579,264			$543,568

Net interest income (tax-equivalent basis)- interest spread		9,848	3.67%		9,434	3.73%
Tax-equivalent adjustment (1)		(378)			(365)
Net interest income		$9,470			$9,069
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.73%			3.81%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Six Months Ended June 30,
(Dollars in thousands)	2016 Over 2015
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$154	$431	$(277)
Taxable securities	200	150	50
Nontaxable securities (2)	35	174	(139)
Other	4	—	4
Net change in tax-equivalent interest income	393	755	(362)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	30	27	3
Savings deposits	—	2	(2)
Certificates of deposit	(62)	(33)	(29)
Advances from Federal Home Loan Bank	28	4	24
Other	(17)	(10)	(7)
Net change in interest expense	(21)	(10)	(11)
Net change in tax-equivalent net interest income	$414	$765	$(351)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $377,000 and $365,000 for the six months ended June 30, 2016 and 2015, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $413,000 in the first six months of 2016 compared to the same period in 2015. The effect of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities, which caused net interest income to increase $765,000 in the first half of 2016 compared to the same period in the prior year. Net interest spread was reduced 6 basis points from 3.73% in the first six months of 2015, to 3.67% in the first half in 2016, which caused a decline in net interest income of $352,000.

The decline in the interest spread was due to a 9 basis point decrease in the average rate earned on interest-earning assets in the first half of 2016 compared to the same six months in 2015, which was partially offset by a 3 basis point decrease in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2015 and the first half of 2016. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2015 and the first six months of 2016.

The average balance of loans increased $11.7 million in the first six months of 2016 compared to the same period in 2015. Average commercial and industrial and commercial real estate loans were $7.3 million higher, while average residential mortgage and consumer loans grew $4.3 million and $0.1 million, respectively, in the same time period. The increase in the average loans balance was offset by a 7 basis point decrease in the average rate earned. This caused tax-equivalent interest income from loans to increase $154,000 in the first half of 2016 compared to the same period in the prior year. The average balance of total securities grew $20.2 million in the first six months of 2016 compared to the same period in 2015. Additional securities were purchased in 2015 and in the first half of 2016 to provide added liquidity and to provide earning asset growth. Growth in average securities, partially offset by the effect of lower interest rates earned, caused interest income to increase $235,000 in the first six months of 2016 compared to the same period in 2015.

The average balance of interest-bearing demand deposits increased $40.2 million in the first six months of 2016 compared to the same period in 2015. The effect of $1.6 million of growth in the average balance of Federal Home Loan Bank advances and a 20 basis point increase in the average rate paid caused interest expense to increase $28,000 in the first six months of 2016 compared to the same period in the prior year. Although interest bearing liabilities had a higher average balance during the first six months of 2016 compared to the same period in 2015, interest expense decreased by $20,000 due to a 3 basis point decrease in the average rate paid.

Provision and Allowance for Loan Losses

Total loans increased $5.7 million in the first half of 2016, while the allowance for loan losses increased $102,000 during the same period. There was no provision for loan losses in the first half of 2016 compared to $100,000 in the first half of 2015. Nonperforming loans were $6.0 million as of June 30, 2016, compared to $6.3 million as of March 31, 2016 and $5.5 million as of December 31, 2015. The increase in nonperforming loans in the first six months of 2016 was comprised primarily of an increase of $438,000 in nonaccrual loans. The allowance for loan losses was 1.20% of total loans at June 30, 2016, compared to 1.17% at March 31, 2016, and 1.20% at December 31, 2015.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2016		2015
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$1
Commercial and industrial	33	23	—	48
Consumer	68	69	106	79
Real estate, commercial	—	31	—	21
Real estate, residential	69	149	21	58
	$170	$272	$127	$207

Net recoveries were $172,000 in the second quarter of 2016 and $102,000 in the first six months of 2016 compared to $32,000 of net recoveries in the second quarter of 2015 and net recoveries of $80,000 in the first six months of 2015. Net charge-offs on an annualized basis as a percentage of average loans were a negative 0.06% in the first six months of 2016 compared to a negative 0.05% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2016, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $200,000 in the second quarter of 2016 and declined $251,000 in the first six months of 2016 compared to the same periods in 2015. The small decrease in customer service charges in both the second quarter and first half of 2016 compared to the same periods in the prior year was caused primarily by lower overdraft fees. The decline in insurance and investment commissions in the second quarter and the first six months of 2016 compared to the same periods in 2015 resulted primarily from lower commissions from sales of real estate investment trusts. Gains on sales of loans grew $110,000 in the second quarter and $26,000 in the first half of 2016 compared to the same periods in the prior year as a result of increased residential mortgage originations. An increase of $111,000 in the second quarter and $173,000 in the first six months of 2016 in gains on sales of securities when compared to the same periods in 2015 resulted from higher sales activity in the current year. A lower loss on sales of other assets in the second quarter and first half of 2016 compared to the same periods in 2015 resulted from less write-downs of other real estate owned property in those periods. A death benefit of $308,000 received on a bank owned life insurance policy in the first quarter of 2015 was the cause of the decline in earnings on life insurance policies in the first six months of 2016 compared to the similar period in the prior year.

Noninterest Expense

Total noninterest expense increased $416,000 in the second quarter of 2016 and $654,000 in the first six months of 2016 compared to the same periods in 2015. Salaries and benefits expense increased $351,000 in the second quarter and $463,000 in the first six months of 2016 compared to the same periods in the prior year. The increase in salaries and benefits was the result of higher costs related to salaries and stock compensation expense, which were partially offset by lower commission expenses. An increase of $145,000 in occupancy and equipment expense in the first half of 2016 compared to the same period in 2015 was partially due to the opening of a new loan production office and higher expenses related to general repairs and maintenance. Other noninterest expense increases in the first half of 2016 compared to the first six months of 2015 were caused primarily by higher donation and recruiting expenses.

Income Tax Expense

Income tax expense was $947,000 in the first six months of 2016 compared to $996,000 for the same period in 2015. The effective tax rate was 25.8% for 2016 and 24.5% for 2015. The increase in the effective tax rate in 2016 compared to 2015 was due to the effect of a $308,000 nontaxable death benefit received in the first quarter of 2015 from a bank owned life insurance policy.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $3.9 million in the second quarter and increased $15.0 million in the first six months of 2016. The increase in the securities portfolio resulted from ChoiceOne’s desire to grow earning assets. Various securities totaling $47.4 million were purchased in the first half of 2016 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $21.7 million in various securities were called or matured since the end of 2015. Principal repayments on securities totaled $1.1 million in the first six months of 2016. Approximately $11.2 million of securities were sold in the first six months of 2016 for a net gain of $226,000.

Loans

The loan portfolio (excluding loans held for sale) increased $5.9 million in the second quarter of 2016 and increased $7.9 million in the first six months of 2016. Commercial real estate loans increased $8.5 million, agriculture loans decreased by $5.6 million and commercial and industrial loans increased by $3.4 million during the first half of 2016. The decrease in agricultural loans was caused in part by seasonal pay downs by borrowers. Consumer and residential real estate loans have also increased in the first six months of 2016 with growth of $0.8 million and $0.8 million, respectively since the end of December. The environment for loan originations in ChoiceOne’s market area has become increasingly competitive.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $6.0 million as of June 30, 2016, compared to $6.3 million as of March 31, 2016 and $5.6 million as of December 31, 2015. A decline in the balance of impaired commercial real estate loans of $455,000 during the second quarter of 2016 was offset by an increase of $256,000 in residential real estate loans classified as impaired.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2016	2015
Loans accounted for on a nonaccrual basis	$2,636	$2,198
Accruing loans contractually past due 90 days or more as to principal or interest payments	102	29
Loans considered troubled debt restructurings	3,290	3,271
Total	$6,028	$5,498

At June 30, 2016, nonaccrual loans included $46,000 in agricultural loans, $289,000 in commercial and industrial loans, $1,719,000 in commercial real estate loans, and $582,000 in residential real estate loans. At December 31, 2015, nonaccrual loans included $50,000 in agricultural loans, $77,000 in commercial and industrial loans, $1,640,000 in commercial real estate loans, and $431,000 in residential real estate loans. Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2016.

Deposits and Borrowings

Total deposits decreased $16.0 million in the second quarter of 2016 and $10.9 million since the end of 2015. Checking and savings deposits declined $10.3 million in the first six months of 2016, while certificates of deposit decreased $0.6 million. ChoiceOne continued to place an emphasis on building its core deposits base in 2016. The decrease in deposits in the first half of 2016 was a normal seasonal fluctuation for ChoiceOne.

A decrease of $4.1 million in repurchase agreements in the first six months of 2016 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances grew $34.0 million in the first half of 2016 as advances were used to provide funding for earning asset growth and to replace the decline in deposits.

Shareholders’ Equity

Total shareholders’ equity increased $2.6 million from December 31, 2015 to June 30, 2016. Growth in equity resulted from current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the issuance of ChoiceOne stock, which were offset by cash dividends paid and repurchases of stock. The $1.2 million in other comprehensive income since the end of 2015 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in certain interest rate terms since December 31, 2015, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$60,347	13.8%	$35,018	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	56,077	12.8	17,509	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	56,077	12.8	19,698	4.5	N/A	N/A
Tier 1 capital (to average assets)	56,077	9.8	22,779	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$57,067	13.1%	$34,955	8.0%	$43,694	10.0%
Tier 1 capital (to risk weighted assets)	52,797	12.1	17,478	6.0	26,216	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	52,797	12.1	19,662	4.5	28,401	6.5
Tier 1 capital (to average assets)	52,797	9.3	22,659	4.0	28,324	5.0

December 31, 2015
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,737	14.2%	$33,600	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	54,532	13.0	18,900	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	54,532	13.0	16,800	4.0	N/A	N/A
Tier 1 capital (to average assets)	54,532	9.7	22,434	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,723	13.3%	$33,470	8.0%	$41,837	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	51,574	12.3	18,827	4.5	27,194	6.5
Tier 1 capital (to risk weighted assets)	51,574	12.3	16,735	4.0	25,102	6.0
Tier 1 capital (to average assets)	51,574	9.2	22,350	4.0	27,937	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2016 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $6.4 million for the six months ended June 30, 2016 compared to $3.2 million provided in the same period a year ago. The change was caused by an increase in net cash flows provided by loans originated for sale in the secondary market. Net cash used for investing activities was $21.5 million for the first half of 2016, compared to net cash provided of $1.0 million in the same period in 2015. The change was due to an increase in loan balances in the first half of 2016 in contrast with a decrease in the same period in 2015. Also contributing to the change was a higher level of securities growth in 2016 than in 2015. Net cash provided from financing activities was $17.4 million in the first six months of 2016 compared to net cash used from financing activities of $5.6 million during the same period in the prior year. A higher level of net proceeds from Federal Home Loan Bank advances was partially offset by a decline in deposits in the first half of 2016.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 27, 2016, ChoiceOne issued 731 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $17,000. On May 18, 2016, ChoiceOne issued 1,789 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $41,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended June 30, 2016.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

April 1 - April 30, 2016
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	59,224
May 1 - May 31, 2016
Employee Transactions	—	$—
Repurchase Plan (1)	30,000	$22.60	30,000	29,224
June 1 - June 30, 2016
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	29,224

(1)	On May 4, 2016, ChoiceOne purchased 30,000 shares of common stock for an aggregate cash price of $678,000. As of June 30, 2016, there are 29,224 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1 101.1	Certification pursuant to 18 U.S.C. § 1350. Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 12, 2016	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)