Form 10-Q
period 2016-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2016-11-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☒

As of October 31, 2016, the Registrant had outstanding 3,276,097 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
Assets
Cash and due from banks	$12,644	$11,187

Securities available for sale (Note 2)	177,444	160,136
Federal Home Loan Bank stock	1,679	1,614
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	2,838	4,957
Loans (Note 3)	362,603	349,304
Allowance for loan losses (Note 3)	(4,276)	(4,194)
Loans, net	358,327	345,110

Premises and equipment, net	12,394	11,847
Cash value of life insurance policies	12,526	12,261
Intangible assets, net	43	379
Goodwill	13,728	13,728
Other assets	5,468	4,954
Total assets	$598,664	$567,746

Liabilities
Deposits – noninterest-bearing	$123,609	$122,937
Deposits – interest-bearing	353,778	351,759
Total deposits	477,387	474,696

Federal funds purchased	624	—
Repurchase agreements	6,417	9,460
Advances from Federal Home Loan Bank	37,309	11,332
Other liabilities	3,348	2,416
Total liabilities	525,085	497,904

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,275,201 at September 30, 2016 and 3,295,228 at December 31, 2015	46,228	46,501
Retained earnings	24,866	22,138
Accumulated other comprehensive income, net	2,485	1,203
Total shareholders’ equity	73,579	69,842
Total liabilities and shareholders’ equity	$598,664	$567,746

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$4,210	$4,015	$12,293	$11,945
Securities:
Taxable	594	489	1,731	1,427
Tax exempt	358	361	1,088	1,067
Other	5	6	14	10
Total interest income	5,167	4,871	15,126	14,449

Interest expense
Deposits	190	222	599	663
Advances from Federal Home Loan Bank	44	17	119	64
Other	2	7	7	28
Total interest expense	236	246	725	755

Net interest income	4,931	4,625	14,401	13,694
Provision for loan losses	—	—	—	100

Net interest income after provision for loan losses	4,931	4,625	14,401	13,594

Noninterest income
Customer service charges	1,030	1,092	3,020	3,137
Insurance and investment commissions	290	219	740	852
Gains on sales of loans	508	308	1,345	1,120
Gains on sales of securities	28	155	255	208
Losses on sales and write-downs of other assets	(3)	(21)	(26)	(97)
Earnings on life insurance policies	88	87	265	562
Other	124	120	360	322
Total noninterest income	2,065	1,960	5,959	6,104

Noninterest expense
Salaries and benefits	2,542	2,323	7,519	6,835
Occupancy and equipment	626	598	1,959	1,786
Data processing	556	558	1,654	1,689
Professional fees	232	263	700	776
Supplies and postage	92	100	312	278
Advertising and promotional	52	54	184	179
Intangible amortization	112	112	336	336
Loan and collection expense	15	53	59	104
FDIC insurance	78	72	218	222
Other	364	469	1,426	1,441
Total noninterest expense	4,669	4,602	14,367	13,646

Income before income tax	2,327	1,983	5,993	6,052
Income tax expense	644	533	1,591	1,529

Net income	$1,683	$1,450	$4,402	$4,523

Basic earnings per share (Note 4)	$0.52	$0.44	$1.34	$1.37
Diluted earnings per share (Note 4)	$0.52	$0.44	$1.34	$1.37
Dividends declared per share	$0.17	$0.17	$0.51	$0.49

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$1,683	$1,450	$4,402	$4,523

Other comprehensive income:

Changes in net unrealized gains on investment securities available for sale, net of tax expense of $36 and $291 for the three months ended September 30, 2016 and September 30, 2015 respectively. Changes in net unrealized gains on investment securities available for sale, net of tax expense of $748 and $356 for the nine months ended September 30, 2016 and September 30, 2015 respectively.	68	564	1,450	688

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $9 and $53 for the three months ended September 30, 2016 and September 30, 2015 respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $87 and $71 for the nine months ended September 30, 2016 and September 30, 2015 respectively.	(19)	(102)	(168)	(137)

Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense).	—	—	—	—

Other comprehensive income (loss), net of tax	49	462	1,282	551

Comprehensive income	$1,732	$1,912	$5,684	$5,074

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Total

Balance, January 1, 2015	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			4,523		4,523
Other comprehensive income				551	551
Shares issued	10,010	153			153
Change in ESOP repurchase obligation		(4)			(4)
Shares repurchased	(16,200)	(371)			(371)
Effect of employee stock purchases		9			9
Stock-based compensation	2,284	60			60
Cash dividends declared ($0.49 per share)			(1,610)		(1,610)

Balance, September 30, 2015	3,291,928	$46,399	$21,478	$1,624	$69,501

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			4,402		4,402
Other comprehensive income				1,282	1,282
Shares issued	11,559	137			137
Change in ESOP repurchase obligation		127			127
Shares repurchased	(35,000)	(794)			(794)
Effect of employee stock purchases		9			9
Stock-based compensation	3,414	248			248
Cash dividends declared ($0.51 per share)			(1,674)		(1,674)

Balance, September 30, 2016	3,275,201	$46,228	$24,866	$2,485	$73,579

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,402	$4,523
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	100
Depreciation	757	736
Amortization	1,199	1,111
Compensation expense on stock purchases and restricted stock units	257	69
Gains on sales of securities	(255)	(208)
Gains on sales of loans	(1,345)	(1,120)
Loans originated for sale	(39,173)	(36,402)
Proceeds from loan sales	42,313	37,093
Earnings on bank-owned life insurance	(265)	(562)
Proceeds on bank-owned life insurance	—	461
(Gains) Losses on sales of other real estate owned	3	(11)
Write-downs of other real estate owned	—	108
Proceeds from sales of other real estate owned	28	299
Deferred federal income tax benefit	(86)	(209)
Net changes in other assets	(135)	(716)
Net changes in other liabilities	481	(452)
Net cash from operating activities	8,181	4,820

Cash flows from investing activities:
Securities available for sale:
Sales	14,538	23,329
Maturities, prepayments and calls	33,412	12,469
Purchases	(63,780)	(47,171)
Loan originations and payments, net	(13,700)	2,733
Additions to premises and equipment	(1,112)	(826)
Net cash from investing activities	(30,642)	(9,466)

Cash flows from financing activities:
Net change in deposits	2,691	32,268
Net change in repurchase agreements	(3,043)	(19,705)
Net change in federal funds purchased	624	1,171
Proceeds from Federal Home Loan Bank advances	271,000	116,575
Payments on Federal Home Loan Bank advances	(245,023)	(128,098)
Issuance of common stock	137	153
Repurchase of common stock	(794)	(371)
Cash dividends	(1,674)	(1,610)
Net cash from financing activities	23,918	383

Net change in cash and cash equivalents	1,457	(4,263)
Beginning cash and cash equivalents	11,187	16,650

Ending cash and cash equivalents	$12,644	$12,387

Supplemental disclosures of cash flow information:
Cash paid for interest	$726	$766
Cash paid for taxes	$925	$2,395
Loans transferred to other real estate owned	$483	$378

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2016 and September 30, 2015, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2016 and September 30, 2015, the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2016 and September 30, 2015, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2016 and September 30, 2015. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Stock Transactions

A total of 4,112 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $95,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2016. A total of 4,793 shares of common stock were issued upon the exercise of stock options in the first three quarters of 2016. A total of 2,654 shares of common stock were issued to employees for a cash price of $51,000 under the Employee Stock Purchase Plan in the first nine months of 2016. A total of 3,414 shares of common stock were issued to employees upon vesting of Restricted Stock Units during the first three quarters of 2016. A total of 35,000 shares of common stock were repurchased by ChoiceOne in the first nine months of 2016.

Stock-Based Compensation

Effective July 1, 2013, ChoiceOne began granting Restricted Stock Units to a select group of employees under the Stock Incentive Plan of 2012. All of the Restricted Stock Units are initially unvested and vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by issuance of one share of ChoiceOne common stock.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2016
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$64,440	$381	$(17)	$64,804
U.S. Treasury	2,074	43	(1)	2,116
State and municipal	87,661	2,878	(25)	90,514
Mortgage-backed	8,511	62	(14)	8,559
Corporate	7,370	64	(1)	7,433
Foreign debt	1,000	2	—	1,002
Equity securities	2,614	204	—	2,818
Asset-backed securities	202	—	(4)	198
Total	$173,872	$3,634	$(62)	$177,444

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$57,406	$30	$(229)	$57,207
U.S. Treasury	6,133	0	(33)	6,100
State and municipal	76,005	1,858	(109)	77,754
Mortgage-backed	6,989	26	(45)	6,970
Corporate	8,418	8	(39)	8,387
Foreign debt	1,000	—	(5)	995
Equity securities	2,279	174	—	2,453
Asset-backed securities	274	—	(4)	270
Total	$158,504	$2,096	$(464)	$160,136

Contractual maturities of securities available for sale at September 30, 2016 were as follows:

(Dollars in thousands)	Fair
Value
Due within one year	$31,758
Due after one year through five years	95,744
Due after five years through ten years	44,022
Due after ten years	3,103
Total debt securities	174,627
Equity securities	2,817
Total	$177,444

Securities with unrealized losses at September 30, 2016 and year-end 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2016
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$7,551	$(18)	$—	$—	$7,551	$(18)
State and municipal	3,506	(19)	260	(5)	3,766	(24)
Mortgage-backed	2,827	(12)	280	(1)	3,107	(13)
Corporate	501	(1)	399	(1)	900	(2)
Asset-backed securities	—	—	198	(5)	198	(5)
Total temporarily impaired	$14,385	$(50)	$1,137	$(12)	$15,522	$(62)

	December 31, 2015
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$38,567	$(216)	$986	$(13)	$39,553	$(229)
U.S. Treasury notes and bonds	6,101	(33)	—	—	6,101	(33)
State and municipal	10,382	(69)	2,906	(40)	13,288	(109)
Mortgage-backed	4,459	(41)	382	(4)	4,841	(45)
Corporate	4,284	(33)	896	(6)	5,180	(39)
Foreign debt	995	(5)	—	—	995	(5)
Asset-backed securities	—	—	270	(4)	270	(4)
Total temporarily impaired	$64,788	$(397)	$5,440	$(67)	$70,228	$(464)

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded during the nine months ended September 30, 2016. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended September 30, 2016
Beginning balance	$399	$656	$279	$1,133	$44	$1,222	$563	$4,296
Charge-offs	—	—	(68)	—	—	(25)	—	(93)
Recoveries	—	8	49	5	—	11	—	73
Provision	(11)	(55)	30	340	(3)	(205)	(96)	—
Ending balance	$388	$609	$290	$1,478	$41	$1,003	$467	$4,276

Nine Months Ended September 30, 2016
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(33)	(136)	—	—	(94)	—	(263)
Recoveries	—	31	119	35	—	160	—	345
Provision	(32)	26	10	412	(5)	(451)	40	—
Ending balance	$388	$610	$290	$1,477	$41	$1,003	$467	$4,276

Individually evaluated for impairment	$4	$8	$1	$167	$—	$321	$—	$501

Collectively evaluated for impairment	$384	$602	$289	$1,310	$41	$682	$467	$3,775

Three Months Ended September 30, 2015
Beginning balance	$279	$498	$193	$1,284	$28	$1,375	$695	$4,352
Charge-offs	—	—	(65)	—	—	(25)	—	(90)
Recoveries	—	11	25	15	—	4	—	55
Provision	10	(14)	57	(179)	15	(2)	113	—
Ending balance	$289	$495	$210	$1,120	$43	$1,352	$808	$4,317

Nine Months Ended September 30, 2015
Beginning balance	$187	$527	$183	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	—	(172)	—	—	(46)	—	(218)
Recoveries	1	59	104	36	—	62	—	262
Provision	101	(91)	95	(557)	34	143	375	100
Ending balance	$289	$495	$210	$1,120	$43	$1,352	$808	$4,317

Individually evaluated for impairment	$3	$1	$29	$296	$—	$355	$—	$684

Collectively evaluated for impairment	$286	$494	$181	$824	$43	$997	$808	$3,633

Loans
September 30, 2016
Individually evaluated for impairment	$534	$450	$26	$1,459	$—	$3,109		$5,578
Collectively evaluated for impairment	37,744	95,221	21,427	107,608	6,027	88,998		357,025
Ending balance	$38,278	$95,671	$21,453	$109,067	$6,027	$92,107		$362,603

December 31, 2015
Individually evaluated for impairment	$50	$192	$24	$2,790	$—	$2,529		$5,585
Collectively evaluated for impairment	40,182	94,155	20,066	94,946	5,390	88,980		343,719
Ending balance	$40,232	$94,347	$20,090	$97,736	$5,390	$91,509		$349,304

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category:

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Risk ratings 1 and 2	$8,072	$10,416	$11,672	$10,480	$7,305	$3,875
Risk rating 3	21,626	25,189	63,450	66,921	57,355	57,540
Risk rating 4	7,269	3,086	19,242	16,169	40,692	29,826
Risk rating 5	1,267	1,491	1,227	574	3,153	3,776
Risk rating 6	44	50	80	129	562	2,719
Risk rating 7	—	—	—	74	—	—
	$38,278	$40,232	$95,671	$94,347	$109,067	$97,736

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity:

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2016	2015	2016	2015	2016	2015
Performing	$21,448	$20,090	$6,027	$5,390	$91,317	$90,796
Nonperforming	5	—	—	—	336	282
Nonaccrual	—	—	—	—	454	431
	$21,453	$20,090	$6,027	$5,390	$92,107	$91,509

The following schedule provides information on loans that were considered TDRs that were modified during the three- and nine-month periods ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	—	$—	$—	1	$113	$113
Residential real estate	—	—	—	2	156	156
	—	$—	$—	3	$269	$269

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

The following schedule provides information on TDRs as of September 30, 2016 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2016 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	—	$—	1	$113

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

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2016
With no related allowance recorded
Agricultural	$489	$493	$—
Commercial and industrial	177	177	—
Consumer	5	5	—
Commercial real estate	230	351	—
Residential real estate	266	266	—
Subtotal	1,167	1,292	—
With an allowance recorded
Agricultural	45	45	4
Commercial and industrial	273	247	8
Consumer	21	21	1
Commercial real estate	1,229	1,799	167
Residential real estate	2,843	2,859	321
Subtotal	4,411	4,971	501
Total
Agricultural	534	538	4
Commercial and industrial	450	424	8
Consumer	26	26	1
Commercial real estate	1,459	2,150	167
Residential real estate	3,109	3,125	321
Total	$5,578	$6,263	$501

December 31, 2015
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	74	103	—
Consumer	—	—	—
Commercial real estate	1,540	1,540	—
Residential real estate	13	13	—
Subtotal	1,627	1,656	—
With an allowance recorded
Agricultural	50	50	3
Commercial and industrial	118	118	15
Consumer	24	24	1
Commercial real estate	1,250	1,755	191
Residential real estate	2,516	2,516	296
Subtotal	3,958	4,463	506
Total
Agricultural	50	50	3
Commercial and industrial	192	221	15
Consumer	24	24	1
Commercial real estate	2,790	3,295	191
Residential real estate	2,529	2,529	296
Total	$5,585	$6,119	$506

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the nine months ended September 30, 2016 and 2015:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
September 30, 2016
With no related allowance recorded
Agricultural	$154	$(1)
Commercial and industrial	63	—
Consumer	1	—
Commercial real estate	1,071	33
Residential real estate	134	46
Subtotal	1,423	78
With an allowance recorded
Agricultural	79	16
Commercial and industrial	242	4
Consumer	22	3
Commercial real estate	1,426	116
Residential real estate	2,670	308
Subtotal	4,439	447
Total
Agricultural	233	15
Commercial and industrial	305	4
Consumer	23	3
Commercial real estate	2,497	149
Residential real estate	2,804	354
Total	$5,862	$525

September 30, 2015
With no related allowance recorded
Agricultural	$—	$—
Commercial and industrial	13	—
Consumer	2	—
Commercial real estate	941	23
Residential real estate	236	(1)
Subtotal	1,192	22
With an allowance recorded
Agricultural	65	(6)
Commercial and industrial	26	1
Consumer	37	2
Commercial real estate	2,190	53
Residential real estate	2,402	64
Subtotal	4,720	114
Total
Agricultural	65	(6)
Commercial and industrial	39	1
Consumer	39	2
Commercial real estate	3,131	76
Residential real estate	2,638	63
Total	$5,912	$136

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
September 30, 2016
Agricultural	$—	$—	$113	$113	$38,165	$38,278	$—
Commercial and industrial	97	—	249	346	95,325	95,671	—
Consumer	40	6	5	51	21,402	21,453	5
Commercial real estate	—	256	260	516	108,551	109,067	—
Construction real estate	—	—	—	—	6,027	6,027	—
Residential real estate	230	614	487	1,331	90,776	92,107	346
	$367	$876	$1,114	$2,357	$360,246	$362,603	$351

December 31, 2015
Agricultural	$3	$—	$—	$3	$40,229	$40,232	$—
Commercial and industrial	90	322	77	489	93,858	94,347	—
Consumer	115	—	—	115	19,975	20,090	—
Commercial real estate	505	297	1,233	2,035	95,701	97,736	—
Construction real estate	299	—	—	299	5,091	5,390	—
Residential real estate	1,012	364	200	1,576	89,933	91,509	29
	$2,024	$983	$1,510	$4,517	$344,787	$349,304	$29

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2016	2015
Agricultural	$489	$50
Commercial and industrial	320	77
Consumer	—	—
Commercial real estate	471	1,640
Construction real estate	—	—
Residential real estate	455	431
	$1,735	$2,198

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2016	2015	2016	2015
Basic Earnings Per Share
Net income available to common shareholders	$1,683	$1,450	$4,402	$4,523

Weighted average common shares outstanding	3,275,841	3,289,146	3,290,610	3,287,765

Basic earnings per share	$0.52	$0.44	$1.34	$1.37

Diluted Earnings Per Share
Net income available to common shareholders	$1,683	$1,450	$4,402	$4,523

Weighted average common shares outstanding	3,275,841	3,289,146	3,290,610	3,287,765
Plus dilutive stock options and restricted stock units	3,949	6,686	4,171	6,841

Weighted average common shares outstanding and potentially dilutive shares	3,279,790	3,295,832	3,294,781	3,294,606

Diluted earnings per share	$0.52	$0.44	$1.34	$1.37

There were 30,000 stock options as of September 30, 2016 and zero stock options as of September 30, 2015, that were considered to be anti-dilutive to earnings per share for the three-month and nine-month periods ended September 30, 2016 and 2015. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2016
Assets:
Cash and due from banks	$12,644	$12,644	$12,644	$—	$—
Securities available for sale	177,444	177,444	1,318	161,598	14,528
Federal Home Loan Bank and Federal
Reserve Bank stock	3,252	3,252	—	3,252	—
Loans held for sale	2,838	2,828	—	—	2,828
Loans, net	358,327	362,465	—	—	362,465

Liabilities:
Noninterest-bearing deposits	123,609	123,609	—	123,609	—
Interest-bearing deposits	353,778	353,470	—	353,470	—
Federal funds purchased	624	624	—	624	—
Repurchase agreements	6,417	6,417	—	6,417	—
Federal Home Loan Bank advances	37,309	37,283	—	37,283	—

December 31, 2015
Assets:
Cash and due from banks	$11,187	$11,187	$11,187	$—	$—
Securities available for sale	160,136	160,136	953	147,384	11,799
Federal Home Loan Bank and Federal
Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	4,957	5,109	—	5,109	—
Loans, net	345,110	349,875	—	—	349,875

Liabilities:
Noninterest-bearing deposits	122,937	122,937	—	122,937	—
Interest-bearing deposits	351,759	353,113	—	353,113	—
Repurchase agreements	9,460	9,460	—	9,460	—
Federal Home Loan Bank advances	11,332	12,028	—	12,028	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at September 30, 2016 and December 31, 2015 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid off. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at September 30, 2016 and December 31, 2015 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of September 30, 2016 or December 31, 2015. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – September 30, 2016
U.S. Treasury notes and bonds	$—	$2,116	$—	$2,116
U.S. Government and federal agency	—	64,804	—	64,804
State and municipal	—	77,885	12,629	90,514
Mortgage-backed	—	8,559	—	8,559
Corporate	—	7,034	399	7,433
Foreign debt	—	1,002	—	1,002
Equity securities	1,318	—	1,500	2,818
Asset backed securities	—	198	—	198
Total	$1,318	$161,598	$14,528	$177,444

Investment Securities, Available for Sale - December 31, 2015
U.S. Treasury notes and bonds	$—	$6,100	$—	$6,100
U.S. Government and federal agency	—	57,207	—	57,207
State and municipal	—	67,852	9,902	77,754
Mortgage-backed	—	6,970	—	6,970
Corporate	—	7,990	397	8,387
Foreign debt	—	995	—	995
Equity securities	953	—	1,500	2,453
Asset backed securities	—	270	—	270
Total	$953	$147,384	$11,799	$160,136

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	2016	2015
Investment Securities, Available for Sale
Balance, January 1	$11,799	$11,642
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	131	946
Net purchases, sales, calls, and maturities	2,598	(2,075)
Net transfers into Level 3	—	—
Balance, September 30	$14,528	$10,513

Of the Level 3 assets that were held by the Bank at September 30, 2016, the net unrealized gain for the nine months ended September 30, 2016 was $131,000, which is recognized in other comprehensive income in the consolidated balance sheet. Purchases of Level 3 securities during the first three quarters of 2016 and 2015 consisted of local municipal issues. During the first nine months of 2016, $5.1 million of Level 3 securities were purchased. There were no sales of Level 3 securities in the first nine months of 2016.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
	Balance at	Assets	Inputs	Inputs
(Dollars in thousands)	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2016	$5,578	$—	$—	$5,578
December 31, 2015	$5,585	$—	$—	$5,585

Other Real Estate
September 30, 2016	$483	$—	$—	$483
December 31, 2015	$31	$—	$—	$31

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

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2016 was $1,683,000, which represented an increase of $233,000 or 16.1% compared to the same period in 2015. Net income for the first nine months of 2016 was $4,402,000, which represented a decrease of $121,000 or 2.7% compared to the same period in 2015. Increases in net interest income and noninterest income were partially offset by an increase in noninterest expense for the third quarter of 2016 compared to the third quarter of 2015. Basic earnings per common share were $0.52 for the third quarter and $1.34 for the first nine months of 2016, compared to $0.44 and $1.37, respectively, for the same periods in 2015. Diluted earnings per common share were the same during the time periods noted. The return on average assets and return on average shareholders’ equity percentages were 1.01% and 8.15%, respectively, for the first three quarters of 2016, compared to 1.10% and 8.86%, respectively, for the same periods in 2015.

Dividends

Cash dividends of $551,000 or $0.17 per share were declared in the third quarter of 2016, compared to $559,000 or $0.17 per share in the third quarter of 2015. The cash dividends declared in the first nine months of 2016 were $1,674,000 or $0.51 per share, compared to $1,610,000 or $0.49 per share declared in the same period in 2015. The cash dividend payout percentage was 38.0% for the first nine months of 2016 and 35.6% for the first nine months of 2015.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2016 and 2015. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$355,281	$12,301	4.62%	$339,157	$11,953	4.70%
Taxable securities (2) (3)	117,635	1,731	1.96	101,884	1,427	1.87
Nontaxable securities (1) (2)	53,685	1,643	4.08	49,513	1,613	4.34
Other	3,915	14	0.48	5,857	10	0.23
Interest-earning assets	530,516	15,689	3.94	496,411	15,003	4.03
Noninterest-earning assets	53,913			51,820
Total assets	$584,429			$548,231

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$193,675	190	0.13%	$159,342	163	0.14%
Savings deposits	72,619	16	0.03	67,351	19	0.04
Certificates of deposit	86,707	393	0.60	96,343	481	0.67
Advances from Federal Home Loan Bank	25,127	119	0.63	21,023	64	0.41
Other	8,698	7	0.11	21,475	28	0.17
Interest-bearing liabilities	386,826	725	0.25	365,534	755	0.28
Noninterest-bearing demand deposits	122,641			112,737
Other noninterest-bearing liabilities	2,945			1,932
Total liabilities	512,412			480,203
Shareholders’ equity	72,017			68,028
Total liabilities and shareholders’ equity	$584,429			$548,231

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP)		14,964	3.69%		14,248	3.75%
Tax-equivalent adjustment (1)		(563)			(554)
Net interest income (GAAP)		$14,401			$13,694
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP)			3.76%			3.83%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Nine Months Ended September 30,
(Dollars in thousands)	2016 Over 2015
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$348	$666	$(318)
Taxable securities	304	231	73
Nontaxable securities (2)	30	168	(138)
Other	4	(6)	10
Net change in tax-equivalent interest income	686	1,059	(373)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	27	43	(16)
Savings deposits	(3)	3	(6)
Certificates of deposit	(88)	(44)	(44)
Advances from Federal Home Loan Bank	55	15	40
Other	(21)	(13)	(8)
Net change in interest expense	(30)	4	(34)
Net change in tax-equivalent net interest income	$716	$1,055	$(339)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

For the nine months ended September 30, 2016 and 2015, net interest income was $14,401,000 and $13,694,000, respectively, and net interest income on a tax-equivalent basis was $14,964,000 and $14,248,000, respectively.

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $563,000 and $554,000 for the nine months ended September 30, 2016 and 2015, respectively. These adjustments were computed using a 34% federal income tax rate. For a reconciliation of net interest income on a tax-equivalent basis, Table 1 - Average Balances and Tax-Equivalent Interest Rates.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $716,000 in the first nine months of 2016 compared to the same period in 2015. The relationship between growth in average interest-earning assets and average interest-bearing liabilities caused net interest income to increase $1,055,000 in the first three quarters of 2016 compared to the same period in the prior year. A decrease of 6 basis points in the net interest spread from 3.75% in the first nine months of 2015 to 3.69% in the first nine months of 2016 resulted in a $339,000 decrease in net interest income.

The average balance of loans increased $16.1 million in the first nine months of 2016 compared to the same period in 2015. Average commercial loans increased $11.9 million and average residential mortgage loans increased $3.9 million in the first three quarters of 2016 compared to the same period in 2015. The average interest rate earned on loans declined 8 basis points from the first nine months of 2015 to the same period in 2016. This was the result of existing loan renewals and new loan production at lower rates than in the existing portfolio. The increase in the average loans balance partially offset by the decrease in the average rate earned caused tax-equivalent interest income from loans to increase $348,000 in the first three quarters of 2016 compared to the same period in the prior year. The average balance of total securities grew $19.9 million in the first nine months of 2016 compared to the same period in 2015. Additional securities were purchased during the first nine months of 2016 to provide earning asset growth. Growth in average securities, partially offset by the effect of a 5 basis point decline in interest rates earned caused tax-equivalent interest income to increase $334,000 in the first nine months of 2016 compared to the same period in 2015.

The average balance of interest-bearing demand deposits increased $34.3 million in the first nine months of 2016 compared to the same period in 2015. The effect of the higher average balance, offset by a 1 basis point decline in the average rate paid, caused interest expense to increase $27,000 in the first three quarters of 2016 compared to the same period in 2015. The average balance of savings deposits increased $5.3 million in the first nine months of 2016 compared to the same period in the prior year. The impact of the savings deposit growth offset by a 1 basis point decrease in the average rate paid caused interest expense to decrease $3,000 in the first nine months of 2016 compared to the same period in 2015. The average balance of certificates of deposit was down $9.6 million in the first nine months of 2016 compared to the same period in 2015. The decline in certificates of deposit plus a 7 basis point reduction in the average rate paid on certificates caused interest expense to fall $88,000 in the first nine months of 2016 compared to the same period in 2015. A $4.1 million increase in the average balance and a 22 basis point increase in the average rate paid caused interest expense from Federal Home Loan Bank advances to increase $55,000 in the first nine months of 2016 compared to the same period in the prior year. A decrease of $12.8 million in the average balance of other interest-bearing liabilities in the first nine months of 2016 compared to the first nine months of 2015 and the effect of a 6 basis point decrease in the average rate paid caused a $21,000 decrease in other interest expense.

The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates which affected new loan originations and securities purchases in the first nine months of 2016. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The lower rate paid on interest-bearing liabilities resulted from repricing of local deposits as general market interest rates remained low during 2015 and the first nine months of 2016. If market interest rates continue to remain low, ChoiceOne’s net interest spread may continue to decrease in future quarters.

Provision and Allowance for Loan Losses

Total loans increased $13.3 million while the allowance for loan losses increased $82,000 from December 31, 2015 to September 30, 2016. The provision for loan losses was $0 in the third quarter and first nine months of 2016, compared to $0 and $100,000, respectively, in the same periods in 2015. Nonperforming loans were $5.6 million as of September 30, 2016, compared to $6.0 million as of June 30, 2016 and $5.5 million as of December 31, 2015. The allowance for loan losses was 1.18% of total loans at September 30, 2016, compared to 1.20% at June 30, 2016 and 1.20% at December 31, 2015.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2016		2015
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$1
Commercial and industrial	33	31	—	59
Consumer	136	119	172	104
Real estate, commercial	—	35	—	36
Real estate, residential	94	160	46	62
	$263	$345	$218	$262

Net charge-offs were $20,000 in the third quarter of 2016 and net recoveries of $82,000 were experienced in the first nine months of 2016, compared to net charge-offs of $35,000 in the third quarter of 2015 and net recoveries of $44,000 in the first nine months of 2015. Management is aware that the economic climate in Michigan will continue to affect business and personal borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the remainder of 2016, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as believed to be necessary.

Noninterest Income

Total noninterest income increased $105,000 in the third quarter of 2016 and decreased $145,000 in the first nine months of 2016 compared to the same periods in 2015. A decrease in customer service charges of $62,000 in the third quarter and $117,000 in the first nine months of 2016 compared to the same periods in the prior year was due to lower overdraft fees and fees from deposit account charges. Insurance and investment commissions increased $71,000 in the third quarter of 2016, but have decreased $112,000 in the first three quarters of 2016 compared to the same periods in 2015. The decline in the first nine months of 2016 was caused by lower commissions from sales of real estate investment trusts. Gains on loan sales increased $200,000 in the third quarter and $225,000 in the first nine months of 2016 compared to the same periods in 2015. While residential mortgage refinancing activity has slowed in 2016, purchase activity has increased which has caused the increase. A decrease of $127,000 in the third quarter and an increase of $47,000 in the first nine months of 2016 in gains on sales of securities when compared to the same periods in 2015 resulted from less sales activity in the third quarter of 2016 than in the same period of the prior year. A death benefit of $308,000 received on a bank owned life insurance policy in the first quarter of 2015 caused a decrease in earnings on life insurance policies in the first three quarters of 2016 compared to the same period in 2015.

Noninterest Expense

Total noninterest expense increased $67,000 in the third quarter of 2016 and $721,000 in the first nine months of 2016 compared to the same periods in 2015. The increase of $219,000 in salaries and benefits in the third quarter of 2016 and $684,000 in the first nine months of 2016 compared to the same periods in 2015 resulted in part from higher salaries driven by the new loan production office and stock compensation expense. Professional fees decreased $31,000 in the third quarter of 2016 and $76,000 in the first three quarters of 2016 compared to the same periods in 2015 because of decreased consulting fees.

Income Tax Expense

Income tax expense was $1,591,000 in the first nine months of 2016 compared to $1,529,000 for the same period in 2015. The effective tax rate was 26.5% and 25.3%, respectively, for the first nine months of 2016 and 2015. The increase in the effective tax rate in 2016 compared to 2015 was due to the effect of a $308,000 nontaxable death benefit received in the first quarter of 2015 from a bank owned life insurance policy.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $2.3 million in the third quarter of 2016 and $17.3 million in the first nine months of 2016. Various securities totaling $63.8 million were purchased in the first nine months of 2016 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $31.6 million in various securities were called or matured since the end of 2015. Principal repayments on securities totaled $1.8 million in the first nine months of 2016. Approximately $14.5 million of securities were sold in the first three quarters of 2016 for a net gain of $255,000.

Loans

The loan portfolio (excluding loans held for sale) increased $5.4 million in the third quarter of 2016 and increased $13.3 million in the first nine months of 2016. Agricultural loans increased $3.6 million in the third quarter, but declined $2.0 million in the first nine months of 2016. Commercial and industrial loans declined $2.1 million in the third quarter of 2016 but grew $1.3 million in the first three quarters of 2016. Consumer loans increased $544,000 and $1.4 million, respectively, in the third quarter and first nine months of 2016. Commercial real estate loans increased $2.8 million in the third quarter and $11.3 in the first three quarters of 2016. Residential real estate loans declined $683,000 and grew $598 in the third quarter and first nine months of 2016, respectively. The environment for loan originations in ChoiceOne’s market area has become increasingly competitive.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the interim consolidated financial statements included in this report. The total balance of loans classified as impaired was $5.6 million at September 30, 2016, $6.0 million as of June 30, 2016 and $5.5 million as of December 31, 2015. The balance of commercial real estate loans classified as impaired has declined $1.3 million in the first nine months of 2016. This decline is offset by increases in impaired loans in the other loan categories.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2016	2015
Loans accounted for on a nonaccrual basis	$1,735	$2,198

Accruing loans contractually past due 90 days or more as to principal or interest payments	351	29
Loans considered troubled debt restructurings	3,476	3,271
Total	$5,562	$5,498

At September 30, 2016, nonaccrual loans included $489,000 in agricultural loans, $320,000 in commercial and industrial loans, $471,000 in commercial real estate loans, and $454,000 in residential real estate loans. At December 31, 2015, nonaccrual loans included $50,000 in agricultural loans, $77,000 in commercial and industrial loans, $1.6 million in commercial real estate loans, and $431,000 in residential real estate loans. The decrease in nonaccrual loans was primarily due to credits paid off during the first nine months of 2016. Management believes the allowance allocated to its nonperforming loans was sufficient at September 30, 2016.

Deposits and Borrowings

Total deposits increased $13.6 million in the third quarter of 2016 and increased $2.7 million since the end of 2015. Checking and savings deposits increased $15.2 million in the third quarter of 2016 and $0.7 million in the first nine months of 2016. Money market deposits increased $1.4 million in the third quarter of 2016 and increased $5.6 million in the first nine months of 2016. Local certificates of deposit decreased $3.0 million in the third quarter of 2016 and $3.6 million in the first nine months of 2016. ChoiceOne continued to place an emphasis on building its core deposits base in 2016.

An increase in federal funds purchased of $624,000 since December 31, 2015 was used to fund short term liquidity needs of the Bank. Repurchase agreements have declined by $3.0 million in the first nine months of 2016 due to normal fluctuations in funds provided by bank customers. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances increased $26.0 million in the first nine months of 2016 to fund both loans and growth in the securities portfolio.

Shareholders’ Equity

Total shareholders’ equity increased $3.7 million from December 31, 2015 to September 30, 2016. Growth in equity resulted from current year’s net income, proceeds from the issuance of ChoiceOne stock and an increase in accumulated other comprehensive income offset by cash dividends paid and repurchases of shares. The $1.3 million increase in accumulated other comprehensive income since the end of 2015 was caused by an increase in net unrealized gains on available for sale securities. The change in unrealized gains resulted from decreases in mid- and short-term rates in 2016, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
ChoiceOne Financial Services, Inc.
Total capital (to risk weighted assets)	$61,573	14.3%	$34,436	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	57,323	13.3	17,218	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	57,323	13.3	19,370	4.5	N/A	N/A
Tier 1 capital (to average assets)	57,323	9.9	23,129	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$57,952	13.5%	$34,376	8.0%	$42,970	10.0%
Tier 1 capital (to risk weighted assets)	53,702	12.5	17,188	6.0	25,782	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	53,702	12.5	19,337	4.5	27,931	6.5
Tier 1 capital (to average assets)	53,702	9.3	23,003	4.0	28,754	5.0

December 31, 2015
ChoiceOne Financial Services, Inc.
Total capital (to risk weighted assets)	$59,737	14.2%	$33,600	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	54,532	13.0	16,800	4.0	N/A	N/A
Tier 1 capital (to average assets)	54,532	9.7	22,434	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,723	13.3%	$33,470	8.0%	$41,837	10.0%
Tier 1 capital (to risk weighted assets)	51,574	13.0	16,800	4.0	25,102	6.0
Tier 1 capital (to average assets)	51,574	9.7	22,434	4.0	27,937	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2016 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $8.2 million for the nine months ended September 30, 2016 compared to $4.8 million provided in the same period a year ago. Higher proceeds from loan sales were partially offset by a higher balance of loans originated for sale. Net cash used in investing activities was $30.6 million for the first nine months of 2016 compared to $9.5 million in the same period in 2015. The change was due to additional net securities purchases offset by security sales and maturities and due to a higher level of loan growth than in the prior year. Net cash provided from financing activities was $23.9 million in the nine months ended September 30, 2016, compared to $0.4 million in the same period in the prior year. A decline in the level of deposit growth in the first nine months of 2016 compared to the same period in 2015 was offset by a smaller decrease in the balance of repurchase agreements in 2016 than in 2015 and growth in Federal Home Loan Bank advances in 2016 in contrast with a decline in the prior year.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 26, 2016 ChoiceOne issued 808 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $19,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended September 30, 2016.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

July 1 - July 31, 2016
Employee Transactions (1)	258	$23.10
Repurchase Plan	—	$—	—	29,224
August 1 - August 31, 2016
Employee Transactions (1)	259	$23.74
Repurchase Plan (2)	5,000	$23.25	5,000	24,224
September 1 - September 30, 2016
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	24,224

(1)	Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2)	On August 10, 2016, ChoiceOne purchased 5,000 shares of common stock for an aggregate cash price of $116,000. As of September 30, 2016, there are 24,224 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 14, 2016	/s/ Kelly Potes
Kelly Potes Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)