Form 10-K
period 2016-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2017-03-27
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of common stock held by non-affiliates of the Registrant was $66.5 million. This amount is based on an average bid price of $23.10 per share for the Registrant’s stock as of such date.

As of February 28, 2017, the Registrant had 3,278,865 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 24, 2017 are incorporated by reference into Part III of this Form 10-K.

Page | 1

ChoiceOne Financial Services, Inc.

Form 10-K ANNUAL REPORT

Page | 2

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

General

ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Company on April 6, 1987. The Company’s only subsidiary and significant asset as of December 31, 2016, was ChoiceOne Bank (the “Bank”). Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp. (“VRFC”), a one-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Company issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank. The Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”).

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

The Bank’s primary market area lies within Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. Currently the Bank serves these markets through twelve full-service offices and one loan production office. The Company and the Bank have no foreign assets or income except for foreign debt securities.

At December 31, 2016, the Company had consolidated total assets of $607.4 million, net loans of $364.7 million, total deposits of $512.4 million and total shareholders’ equity of $71.7 million. For the year ended December 31, 2016, the Company recognized consolidated net income of $6.1 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 59%, 59%, and 61% of total revenues in 2016, 2015, and 2014, respectively. Interest on securities accounted for 13%, 12%, and 13% of total revenues in 2016, 2015, and 2014, respectively. For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

Page | 3

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

The Bank is chartered under state law and is subject to regulation by the Michigan Department of Insurance and Financial Services. State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided by law. The Bank is a member of the Federal Home Loan Bank system, which provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

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

The FDIC formed the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of the Bank up to a maximum amount of $250,000 per separately insured depositor. FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefined an institution’s assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also established the initial base assessment rate for Risk Category 1 institutions, such as the Bank, at 5 to 9 basis points (annualized). Effective July 1, 2016, the FDIC amended its rules to eliminate Risk Categories for small banks, replacing them with a method based on a bank’s CAMELS composite rating and several financial ratios. On that date, the Bank’s initial base assessment rate was reduced to 3 basis points, since the Federal Deposit Insurance Reserve Ratio reached 1.15% as of June 30, 2016.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation (“FICO”) to impose periodic assessments on all depository institutions. The purpose of these periodic assessments is to spread the cost of the interest payments on the outstanding FICO bonds issued to recapitalize the Savings Association Insurance Fund (“SAIF”) over a larger number of institutions.

The federal banking agencies have adopted guidelines to promote the safety and soundness of federally-insured depository institutions. These guidelines establish standards for, among other things, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings.

Page | 4

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

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, if DIFS deems the Bank’s capital to be impaired, DIFS may require the Bank to restore its capital by a special assessment on the Company as the Bank’s sole shareholder. If the Company fails to pay any assessment, the Company’s directors will be required, under Michigan law, to sell the shares of the Bank’s stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

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

Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act, the USA PATRIOT Act, the Bank Secrecy Act, regulations of the Office of Foreign Assets Controls, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The monetary policy of the Federal Reserve Board may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be closely related to the business of banking. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activities that are financial in nature or complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.

In order for the Corporation to maintain financial holding company status, both the Company and the Bank must be categorized as “well-capitalized” and “well-managed” under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Corporation’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Company and the Bank were both categorized as “well-capitalized” and “well-managed” as of December 31, 2016.

Page | 5

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

Banks are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The regulatory agency’s assessment of the bank’s record is made available to the public. Further, a bank’s federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Upon receiving notice that a subsidiary bank is rated less than “satisfactory,” a financial holding company will be prohibited from additional activities that are permitted to be conducted by a financial holding company and from acquiring any company engaged in such activities. The Bank’s CRA rating was “Satisfactory” as of its more recent examination.

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

Employees

As of February 28, 2017, the Company, the Bank and the Insurance Agency employed 160 employees, of which 126 were full-time employees. The Company, the Bank, and the Insurance Agency believe their overall relations with their employees are good.

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

Page | 6

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)	2016	2015	2014

U.S. Government and federal agency	$59,052	$57,207	$44,503
U.S. Treasury notes and bonds	4,072	6,100	8,058
State and municipal	88,973	77,754	69,835
Mortgage-backed securities	7,789	6,970	8,942
Corporate	7,041	8,387	7,538
Foreign debt securities	4,400	995	994
Equity securities	2,883	2,453	2,275
Asset-backed securities	178	270	376
Total	$174,388	$160,136	$142,521

The Company did not hold investment securities from any one issuer at December 31, 2016, that were greater than 10% of the Company’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2016 and 2015, a schedule of maturities of securities as of December 31, 2016, and the weighted average yields of securities as of December 31, 2016:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2016	2015

U.S. Government and federal agency	$20,320	$34,822	$3,910	$—	$59,052	$57,207
U.S. Treasury notes and bonds	—	4,072	—	—	4,072	6,100
State and municipal	11,081	41,168	32,605	4,119	88,973	77,754
Corporate	1,301	5,740	—	—	7,041	8,387
Foreign debt securities	998	3,402	—	—	4,400	995
Asset-backed securities	178	—	—	—	178	270
Total debt securities	33,878	89,204	36,515	4,119	163,716	150,713

Mortgage-backed securities	82	7,584	123	—	7,789	6,970
Equity securities (2)	—	—	1,001	1,882	2,883	2,453
Total	$33,960	$96,788	$37,639	$6,001	$174,388	$160,136

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.72%	1.48%	1.68%	—%	1.57%
U.S. Treasury notes and bonds	—	1.54	—	—	1.54
State and municipal (1)	3.41	3.22	3.57	2.56	3.34
Corporate	1.37	1.94	—	—	1.84
Foreign debt securities	1.10	1.44	—	—	1.37
Asset-backed securities	1.25	—	—	—	1.25
Mortgage-backed securities	2.84	1.83	2.72	—	1.86
Equity securities (2)	—	—	4.62	1.06	2.30

(1) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.

(2) Equity securities are preferred and common stock that may or may not have a stated maturity.

Page | 7

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31, 2016 is presented below:

(Dollars in thousands)
	2016	2015	2014	2013	2012
Agricultural	$44,614	$40,232	$41,098	$37,048	$31,790
Commercial and industrial	96,088	94,347	88,062	68,530	67,365
Consumer	21,596	20,090	20,752	19,931	19,367
Real estate - commercial	110,762	97,736	99,807	96,987	93,312
Real estate - construction	6,153	5,390	2,691	890	1,056
Real estate - residential	89,787	91,509	93,703	92,580	98,578
Total loans, gross	$369,000	$349,304	$346,113	$315,966	$311,468

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2016. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2016.

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$671	$29,012	$14,931	$44,614
Commercial and industrial	131	81,569	14,388	96,088
Real estate - commercial	597	58,859	51,306	110,762
Real estate - construction	—	6,153	—	6,153
Totals	$1,399	$175,593	$80,625	$257,617

(Dollars in thousands)

	Less than	1 Year -	More than
Loan Sensitivity to Changes in Interest Rates	1 Year	5 Years	5 Years	Total
Loans with fixed interest rates	$380	$115,937	$61,565	$177,882
Loans with floating or adjustable interest rates	1,019	59,656	19,060	79,735
Totals	$1,399	$175,593	$80,625	$257,617

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

Page | 8

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2016	2015	2014	2013	2012
Loans accounted for on a nonaccrual basis	$1,983	$2,198	$3,361	$3,123	$2,331
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	229	29	58	11	30
Loans defined as “troubled debt restructurings”	2,853	3,271	3,175	4,523	4,405
Totals	$5,065	$5,498	$6,594	$7,657	$6,766

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2016	2015	2014	2013	2012
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$107	$150	$204	$251	$183
Interest on non-performing loans that was actually recorded when received	$—	$—	$—	$—	$—

Potential Problem Loans

At December 31, 2016, there were $5.4 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $403,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2016. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2016, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest-Bearing Assets

As of December 31, 2016, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Page | 9

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

(Dollars in thousands)
	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$4,194	$4,173	$4,735	$5,852	$5,213
Charge-offs:
Agricultural	—	—	—	88	—
Commercial and industrial	37	30	1	122	405
Real estate - commercial	—	—	665	858	869
Real estate - construction	—	—	—	—	—
Real estate - residential	102	140	133	732	887
Consumer	218	291	273	351	338
Total	357	461	1,072	2,151	2,499

Recoveries:
Agricultural	—	1	20	6	5
Commercial and industrial	31	64	119	337	61
Real estate - commercial	89	47	48	84	224
Real estate - construction	—	—	—	—	—
Real estate - residential	171	149	44	132	119
Consumer	149	121	179	175	214
Total	440	382	410	734	623

Net charge-offs (recoveries)	(83)	79	662	1,417	1,876

Provision for loan losses	—	100	100	300	2,515

Allowance for loan losses at end of year	$4,277	$4,194	$4,173	$4,735	$5,852

Allowance for loan losses as a percentage of:
Total loans as of year end	1.16%	1.20%	1.21%	1.50%	1.88%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	84%	76%	63%	62%	86%
Ratio of net charge-offs (recoveries) to average total loans outstanding during the year	(0.02)%	0.02%	0.20%	0.45%	0.61%
Loan recoveries as a percentage of prior year’s charge-offs	95%	36%	19%	29%	17%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

Page | 10

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)	2016	2015	2014	2013	2012
Agricultural	$433	$420	$186	$178	$140
Commercial and industrial	688	586	527	562	381
Consumer	305	297	184	192	250
Real estate - commercial	1,438	1,030	1,641	1,842	2,596
Real estate - construction	62	46	9	12	15
Real estate - residential	1,013	1,388	1,193	1,626	1,923
Unallocated	338	427	433	323	547
Total allowance	$4,277	$4,194	$4,173	$4,735	$5,852

The increase in the allowance allocation to commercial real estate loans was due to an increase in the concentration within this loan category. Fluctuations in allowance allocations in the other loan categories were primarily due to changes in historical charge-off levels and environmental factors affecting them.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2016.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31:

	2016	2015	2014	2013	2012
Agricultural	12%	12%	12%	12%	10%
Commercial and industrial	26	26	25	22	22
Consumer	6	6	6	6	6
Real estate - commercial	30	28	29	31	30
Real estate - construction	2	2	1	—	—
Real estate - residential	24	26	27	29	32
Total allowance	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)

	2016		2015		2014
Noninterest-bearing demand	$123,848	—%	$115,488	—%	$109,556	—%
Interest-bearing demand and money market deposits	196,662	0.13	165,767	0.14	137,924	0.16
Savings	73,118	0.03	67,826	0.04	67,869	0.06
Certificates of deposit	86,042	0.60	94,891	0.66	107,388	0.73
Total	$479,670	0.16%	$443,972	0.20%	$422,737	0.25%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2016:

(Dollars in thousands)

Maturing in less than 3 months	$5,703
Maturing in 3 to 6 months	17,898
Maturing in 6 to 12 months	10,714
Maturing in more than 12 months	15,780
Total	$50,095

At December 31, 2016, the Bank had no material foreign deposits.

Page | 11

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2016	2015	2014
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$610	$—	$401
Average interest rate during the year	0.70%	—%	0.36%
Maximum month end balance during the year	$4,100	$1,857	$2,149

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2016	2015	2014
Outstanding balance at December 31	$7,913	$9,460	$26,743
Average interest rate at December 31	0.05%	0.04%	0.19%
Average balance during the year	$7,762	$17,825	$22,594
Average interest rate during the year	0.05%	0.17%	0.20%
Maximum month end balance during the year	$10,539	$26,743	$28,719

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)

	2016	2015	2014
Outstanding balance at December 31	$12,000	$—	$—
Average interest rate at December 31	0.86%	0.57%	0.41%
Average balance during the year	$25,732	$11,332	$14,556
Average interest rate during the year	0.61%	0.73%	0.43%
Maximum month end balance during the year	$45,000	$31,873	$25,868

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2016, 2015 or 2014.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2016	2015	2014
Return on assets (net income divided by average total assets)	1.04%	1.04%	1.08%

Return on equity (net income dividend by average equity)	8.44%	8.39%	8.88%

Dividend payout ratio (dividends declared per share divided by net income per share)	36.63%	37.79%	34.15%

Equity to assets ratio (average equity divided by average total assets)	12.30%	12.40%	12.18%

Page | 12

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

Investments in the Company’s common stock involve risk.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

●	Variations in quarterly or annual operating results
●	Changes in dividends per share
●	Changes in interest rates
●	New developments, laws or regulations in the banking industry
●	Acquisitions or business combinations involving the Company or its competition
●	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated
●	Volatility of stock market prices and volumes
●	Changes in market valuations of similar companies
●	New litigation or contingencies or changes in existing litigation or contingencies
●	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
●	Rumors or erroneous information
●	Credit and capital availability
●	Issuance of additional shares of common stock or other debt or equity securities of the Company

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

Page | 13

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

Legislative or regulatory changes or actions could adversely impact the Company or the businesses in which it is engaged.

The financial services industry is extensively regulated. The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and not to benefit the Company’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Company’s regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies against the Company or the Bank could require the Company to devote significant time and resources to defending its business and may lead to penalties that materially affect the Company.

Page | 14

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

Page | 15

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

Item 1B.	Unresolved Staff Comments

None.

Page | 16

Item 2.	Properties

The offices of the Company as of February 28, 2017, were as follows:

Company’s main office:

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

Bank’s loan production office:

237 Fulton West, Grand Rapids, Michigan

Office is leased by the Bank and comprises 1,800 square feet.

The Company believes that the offices are suitable and adequate for future needs and are in good condition. The Company’s management believes all offices are adequately covered by property insurance.

Page | 17

Item 3.	Legal Proceedings

As of December 31, 2016, there are no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

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

The range of high and low bid prices for shares of common stock for each quarterly period during the past two years is as follows:

	2016		2015
	Low	High	Low	High
First Quarter	$22.33	$23.80	$22.30	$24.25
Second Quarter	22.10	23.85	22.30	23.75
Third Quarter	22.02	23.74	22.25	23.79
Fourth Quarter	21.60	24.00	22.46	24.50

The prices listed above are over-the-counter market quotations reported to ChoiceOne by its market makers. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2017, the average bid price for shares of ChoiceOne common stock was $23.05.

As of February 28, 2017, there were 694 shareholders of record of ChoiceOne common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2016 and 2015:

	2016	2015
First Quarter	$0.17	$0.15
Second Quarter	0.17	0.17
Third Quarter	0.17	0.17
Fourth Quarter	0.17	0.17
Total	$0.68	$0.66

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2017, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

On October 26, 2016, the Company issued 896 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $20,000. The Company relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s did not purchase any of its own common stock during the quarter ended December 31, 2016. As of December 31, 2016, there were 29,224 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

The information under Item 12 of this report regarding equity compensation plans is incorporated herein by reference.

Page | 18

Item 6.	Selected Financial Data

ChoiceOne Financial Services, Inc.
Selected Financial Data

(Dollars in thousands, except per share data)
	2016	2015	2014	2013	2012
For the year
Net interest income	$19,343	$18,362	$17,863	$17,596	$17,675
Provision for loan losses	—	100	100	300	2,515
Noninterest income	7,881	7,702	6,802	6,245	6,889
Noninterest expense	18,972	18,276	16,794	16,664	16,444
Income before income taxes	8,252	7,688	7,771	6,877	5,605
Income tax expense	2,162	1,945	2,076	1,783	1,343
Net income	6,090	5,743	5,695	5,094	4,262
Cash dividends declared	2,231	2,170	1,945	1,780	1,648

Per share
Basic earnings	$1.85	$1.75	$1.73	$1.55	$1.29
Diluted earnings	1.85	1.74	1.72	1.54	1.29
Cash dividends declared	0.68	0.66	0.59	0.54	0.50
Shareholders’ equity (at year end)	21.76	21.19	20.08	18.68	18.35

Average for the year
Securities	$173,119	$152,361	$142,361	$133,704	$129,337
Gross loans	357,880	342,382	330,355	312,798	307,639
Deposits	479,670	443,972	422,737	410,462	408,895
Federal Home Loan Bank advances	26,049	19,989	14,555	7,415	6,130
Shareholders’ equity	72,134	68,439	64,143	61,317	59,431
Assets	586,299	551,762	526,669	502,333	500,636

At year end
Securities	$177,955	$163,323	$145,706	$139,832	$138,242
Gross loans	369,000	349,304	346,113	315,966	311,468
Deposits	512,386	474,696	434,828	418,127	424,199
Federal Home Loan Bank advances	12,301	11,332	18,363	6,392	420
Shareholders’ equity	71,698	69,842	66,190	61,558	60,506
Assets	607,371	567,746	549,640	514,575	508,913

Selected financial ratios
Return on average assets	1.04%	1.04%	1.08%	1.01%	0.85%
Return on average shareholders’ equity	8.44	8.39	8.88	8.31	7.17
Cash dividend payout as a percentage of net income	36.63	37.79	34.15	34.93	38.67
Shareholders’ equity to assets (at year end)	11.80	12.30	12.04	11.96	11.89

Page | 19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne, and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

RESULTS OF OPERATIONS

Summary
Net income for 2016 was $6,090,000, which represented a $347,000 or 6% increase from 2015. The growth in net income resulted primarily from an increase in interest income in 2016 compared to 2015, which was partially offset by higher noninterest expense. The effect of $34.6 million of growth in average earning assets in 2016 compared to 2015 was partially offset by an 8 basis point decrease in the rate earned on average assets. Net loan charge-offs continued to be low in 2016, which allowed for no provision expense for loan losses in 2016 compared to $100,000 in 2015. ChoiceOne had $83,000 in net loan recoveries in 2016, compared to net loan charge-offs of $79,000 in 2015. Growth in noninterest income of $179,000 in 2016 compared to 2015 was mainly caused by higher gains on sales of loans. The increase of $696,000 in noninterest expense in 2016 compared to the prior year was primarily due to higher salaries and benefits.

Net income for 2015 was $5,743,000, which represented a $48,000 or 1% increase from 2014. The growth in net income resulted primarily from lower interest expense and an increase in noninterest income in 2015 compared to 2014. Net charge-offs continued to be low in 2015, which allowed for a level provision for loan losses expense in 2015 compared to 2014. Net interest income increased $499,000 in 2015 compared to the prior year as a result of a $34,593,000 increase in average earning assets, partially offset by a 16 basis point decrease in the rate earned on earning assets, and a 6 basis point reduction in the rate paid on interest-bearing liabilities. Growth in noninterest income of $900,000 in 2015 compared to 2014 was mainly caused by higher gains on sales of loans and a death benefit received from a life insurance policy. The increase in noninterest expense was due to higher salaries and benefits and data processing partially offset by lower FDIC insurance expense and loan and collection expense in 2015 compared to the prior year.

Dividends
Cash dividends of $2,231,000 or $0.68 per common share were declared in 2016, compared to $2,170,000 or $0.66 per common share in 2015 and $1,945,000 or $0.59 per common share in 2014. Dividends declared in 2016 were $0.17 per share for all four quarters. Dividends declared in 2015 were $0.15 per share for the first quarter and $0.17 per share for the last three quarters. Dividends declared in 2014 were $0.14 per share for the first quarter and $0.15 per share for the last three quarters. The dividend yield on ChoiceOne’s common stock was 2.86% in 2016, compared to 2.77% in 2015 and 2.57% in 2014. The cash dividend payout as a percentage of net income was 37% in 2016, compared to 38% in 2015 and 34% in 2014.

Page | 20

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year ended December 31,
	2016			2015			2014
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (2)	$357,880	$16,518	4.62%	$342,382	$15,982	4.67%	$330,355	$15,775	4.78%
Taxable securities (3)	118,787	2,171	1.83	102,550	1,783	1.74	97,435	1,847	1.90
Nontaxable securities (1)	54,332	2,190	4.03	49,952	2,156	4.32	44,926	2,102	4.68
Other	4,231	21	0.49	5,753	14	0.25	4,165	9	0.22
Interest-earning assets	535,230	20,900	3.91	500,637	19,935	3.98	476,881	19,733	4.14
Noninterest-earning assets (4)	51,069			51,125			49,788
Total assets	$586,299			$551,762			$526,669

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$196,662	$253	0.13%	$165,767	$226	0.14%	$137,924	$220	0.16%
Savings deposits	73,118	20	0.03	67,826	26	0.04	67,869	41	0.06
Certificates of deposit	86,042	517	0.60	94,891	625	0.66	107,388	780	0.73
Advances from Federal Home Loan Bank	26,049	171	0.66	19,989	83	0.41	14,555	63	0.43
Other	8,372	8	0.10	18,156	30	0.17	22,995	47	0.20
Interest-bearing liabilities	390,243	969	0.25	366,629	990	0.27	350,731	1,151	0.33
Demand deposits	123,848			115,488			109,556
Other noninterest-bearing liabilities	74			1,206			2,239
Total liabilities	514,165			483,323			462,526
Shareholders’ equity	72,134			68,439			64,143
Total liabilities and shareholders’ equity	$586,299			$551,762			$526,669

Net interest income (tax-equivalent basis)-interest spread		19,931	3.66%		18,944	3.71%		18,582	3.81%
Tax-equivalent adjustment (1)		(591)			(582)			(719)
Net interest income		$19,340			$18,362			$17,863
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.72%			3.78%			3.90%

(1)	Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.

(2)	Interest on loans included net origination fees charged on loans of approximately $1,054,000, $957,000, and $873,000 in 2016, 2015, and 2014, respectively.

(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.

(4)	Noninterest-earning assets include loans on a nonaccrual status, which averaged approximately $2,416,000, $2,145,000, and $3,613,000 in 2016, 2015, and 2014, respectively.

Page | 21

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year ended December 31,
(Dollars in thousands)	2016 Over 2015			2015 Over 2014
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$536	$717	$(181)	$207	$566	$(360)
Taxable securities	388	293	95	(64)	94	(158)
Nontaxable securities (2)	34	182	(148)	54	224	(171)
Other	8	(4)	12	4	4	2
Net change in interest income	966	1,188	(222)	201	888	(687)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	27	40	(13)	6	40	(34)
Savings deposits	(6)	2	(8)	(15)	—	(15)
Certificates of deposit	(108)	(56)	(52)	(155)	(86)	(69)
Advances from Federal Home Loan Bank	88	30	58	20	23	(3)
Other	(22)	(12)	(10)	(17)	(9)	(8)
Net change in interest expense	(21)	4	(25)	(161)	(32)	(129)
Net change in tax-equivalent net interest income	$987	$1,184	$(197)	$362	$920	$(558)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the years presented.

Net Interest Income

Tax-equivalent net interest income increased $987,000 in 2016 compared to 2015. The increase was attributed to an increase of $34.6 million in interest-earning assets and a decrease of 2 basis points on interest-bearing liabilities, which were partially offset by an 8 basis point decline in the average rate on interest-earning assets. ChoiceOne’s net interest spread declined 5 basis points in 2016 compared to 2015 as general market rates had more of a downward effect on assets than liabilities.

The average balance of loans increased $15.5 million in 2016 compared to 2015. Most of the increase resulted from growth of $13.6 million in commercial and industrial and commercial real estate loans. Partially offsetting the loan growth was a 5 basis point decrease in the average rate earned on loans, which caused tax-equivalent interest income on loans to increase $536,000 in 2016 compared to the prior year. The average balance of total securities increased by $20.6 million in 2016 compared to 2015 as securities were purchased to provide earning assets growth. This growth in the average balance was partially offset by a lower average rate earned on securities; however, interest income from securities still increased $422,000 in 2016 compared to the prior year.

The average balance of interest-bearing demand deposits increased $30.9 million in 2016 compared to 2015. The effect of this increase, partially offset by a 1 basis point decline in the average rate paid, caused interest expense to be $27,000 higher in 2016 than in the prior year. The effect of the $5.3 million increase in average savings deposits was more than offset by a 1 basis point decline in average rate paid which caused a $6,000 decrease in interest expense in 2016 compared to the prior year. The average balance of certificates of deposit was $8.8 million lower in 2016 than in the prior year. The average balance decrease plus the effect of a 6 basis point decline in the average rate paid caused interest expense on certificates of deposit to fall $108,000 in 2016 compared to 2015. A $6.1 million increase in the average balance of Federal Home Loan Bank advances and a 25 basis point increase in the average rate paid caused interest expense to increase $88,000 in 2016 compared to the prior year. The growth experienced in non-interest bearing demand deposits and savings deposits was primarily due to depositors choosing the liquidity afforded by this type of deposit as compared to certificates of deposit or nonbank investments.

ChoiceOne’s net interest income spread was 3.66% for 2016 and 3.71% for 2015. The continuation of low general market interest rates in both 2015 and 2016 caused the reduction in rates for both assets and liabilities in the two years.

Tax-equivalent net interest income increased $362,000 in 2015 compared to 2014. The increase was attributed to an increase of $23.8 million in interest-earning assets and a decrease of 6 basis points on interest-bearing liabilities, partially offset by a 16 basis point decline in the average rate on interest-earning assets. ChoiceOne’s net interest spread declined 10 basis points in 2015 compared to 2014 as growth of average interest-earning assets was offset by the compression of net interest margin.

Page | 22

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

The average balance of interest-bearing demand deposits increased $27.8 million in 2015 compared to 2014. The effect of this increase, partially offset by a 2 basis point decline in the average rate paid, caused interest expense to be $6,000 higher in 2015 than in the prior year. A $43,000 of decline in average savings deposits along with a 2 basis point decline in average rate paid caused a $15,000 decrease in interest expense in 2015 compared to the prior year. The average balance of certificates of deposit was $12.5 million lower in 2015 than in the prior year. The average balance decrease plus the effect of a 7 basis point decline in the average rate paid caused interest expense on certificates of deposit to fall $155,000 in 2015 compared to 2014. A $5.4 million increase in the average balance of Federal Home Loan Bank advances, partially offset by a 2 basis point decrease in the average rate paid, caused interest expense to increase $20,000 in 2015 compared to the prior year. The growth experienced in non-interest bearing demand deposits and savings deposits was primarily due to depositors choosing the liquidity and safety afforded by this type of deposit as compared to certificates of deposit or nonbank investments.

Page | 23

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of year	$4,194	$4,173	$4,735	$5,852	$5,213
Charge-offs:
Agricultural	—	—	—	88	—
Commercial and industrial	37	30	1	122	405
Real estate - commercial	—	—	665	858	869
Real estate - construction	—	—	—	—	—
Real estate - residential	102	140	133	732	887
Consumer	218	291	273	351	338
Total	357	461	1,072	2,151	2,499

Recoveries:
Agricultural	—	1	20	6	5
Commercial and industrial	31	64	119	337	61
Real estate - commercial	89	47	48	84	224
Real estate - construction	—	—	—	—	—
Real estate - residential	171	149	44	132	119
Consumer	149	121	179	175	214
Total	440	382	410	734	623

Net charge-offs (recoveries)	(83)	79	662	1,417	1,876

Provision for loan losses	—	100	100	300	2,515

Allowance for loan losses at end of year	$4,277	$4,194	$4,173	$4,735	$5,852

Allowance for loan losses as a percentage of:
Total loans as of year end	1.16%	1.20%	1.21%	1.50%	1.88%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	84%	76%	63%	62%	86%
Ratio of net charge-offs (recoveries) to average total loans outstanding during the year	(0.02)%	0.02%	0.20%	0.45%	0.61%
Loan recoveries as a percentage of prior year’s charge-offs	95%	36%	19%	29%	17%

The provision for loan losses was $0 in 2016 compared to $100,000 in 2015. All loan categories experienced net recoveries during 2016 except commercial and industrial loans and consumer loans, which had net charge-offs of $6,000 and $69,000, respectively. Management believes that the lower net charge-off levels are due in part to the improving economy in the Bank’s market areas. The allowance for loan losses as a percentage of total loans decreased from 1.20% as of the end of 2015 to 1.16% as of the end of 2016. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 76% as of December 31, 2015 to 84% as of December 31, 2016. The allowance balance increased slightly while the balance of nonperforming loans decreased in 2016. ChoiceOne had $403,000 of specific allowance allocations for problem loans as of the end of 2016, compared to $506,000 as of the prior year end. Special allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2016 and 2015 were reasonable based on the circumstances surrounding each particular borrower.

Page | 24

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2016	2015	2014	2013	2012
Agricultural	$433	$420	$186	$178	$140
Commercial and industrial	688	586	527	562	381
Real estate - commercial	1,438	1,030	1,641	1,842	2,596
Real estate - construction	62	46	9	12	15
Real estate - residential	1,013	1,388	1,193	1,626	1,923
Consumer	305	297	184	192	250
Unallocated	338	427	433	323	547

Total allowance for loan losses	$4,277	$4,194	$4,173	$4,735	$5,852

The increase in the allowance allocation to commercial real estate loans was partially due to 13% growth in this loan category during 2016. The decrease in the allowance allocation to residential real estate loans was caused by lower historical charge-off levels in 2016 than in the prior year. Fluctuations in allowance allocations in the other loan categories were primarily due to changes in historical charge-off levels and environmental factors affecting them.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2016 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $179,000 in 2016 compared to 2015. Customer service charges decreased $27,000 in 2016 compared to the prior year due to a slight decline in service charges on checking accounts. A decrease in insurance and investment commissions of $51,000 in 2016 compared to 2015 was caused by lower commission income from sales of REIT investments during 2016 compared to 2015. Gains on sales of loans increased $332,000 in 2016 compared to 2015 as longer-term mortgage rates declined causing a positive impact on mortgage volume. Net gains on sales of securities increased $51,000 as opportunities to harvest gains on the securities portfolio increased in the low interest rate environment that existed during most of 2016. Net losses on sales of other assets were $80,000 lower in 2016 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were lower in 2016 than in 2015. Earnings on life insurance policies were $295,000 lower in 2016 than 2015 as the result of aa death benefit received on a former employee’s life insurance policy in 2015.

Total noninterest income increased $900,000 in 2015 compared to 2014. Customer service charges increased $132,000 in 2015 compared to the prior year as a result of service charges on ChoiceOne’s new checking accounts and growth in debit card fee income. An increase in insurance and investment commissions of $154,000 in 2015 compared to 2014 was due to overall higher volumes including brokerage fees for investment transactions for customers. Gains on sales of loans increased $393,000 in 2015 compared to 2014 as longer-term mortgage rates declined causing a positive impact on mortgage volume. Net gains on sales of securities decreased $49,000 as opportunities to harvest gains on the securities portfolio diminished. Net losses on sales of other assets were $14,000 lower in 2015 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were significantly lower in 2015 than in 2014. Earnings on life insurance policies were $349,000 higher in 2015 than 2014 as the result of a death benefit received on a former employee’s life insurance policy. Other noninterest income declined $92,000 in 2015 compared to 2014 as a result of losses experienced in the Company’s investments in its data processing subsidiary and a title insurance agency.

Noninterest Expense

Total noninterest expense increased $696,000 in 2016 compared to 2015. Salaries and benefits increased $709,000 in 2016 compared to the prior year due to higher costs related to salaries, stock-based compensation, commissions, and health insurance. Occupancy and equipment expense grew $192,000 in 2016 compared to the prior year primarily as a result of costs related to the lease of the loan production office that began in early 2016 and the lease of two new ATM locations that were added during 2016. Data processing expense decreased $47,000 as expenses related to Internet banking were lower in 2016 than in the prior year. Intangible amortization expense decreased by $69,000 in 2016 compared to 2015 as intangible assets were fully amortized by the end of 2016. FDIC insurance expense decreased in the last two quarters of 2016 due to a reduced FDIC assessment rate after the Deposit Insurance Fund reached a 1.15% reserve threshold on June 30, 2016.

Page | 25

Total noninterest expense increased $1.5 million in 2015 compared to 2014. Salaries and benefits increased $817,000 in 2015 compared to the prior year as a result of higher costs related to salaries, health insurance, retirement contributions and higher commission expenses. Data processing expense increased $463,000 as a result of higher costs related to electronic banking and software maintenance costs and the cost to upgrade the bank’s data processing and online banking software. Professional fees increased $82,000 as an increase of $101,000 in consulting expenses was partially offset by a decline in other professional fees. The $229,000 increase in other noninterest expense was partially due to an increase in recruiting expenses and loan origination costs.

Income Taxes

Income taxes increased $217,000 in 2016 compared to 2015, primarily due to a non-taxable death benefit received in 2015. The effective tax rate was 26% in 2016, compared to 25% in 2015. Income taxes decreased $131,000 in 2015 compared to 2014. The decline in tax expense in 2015 was caused by lower income before taxes and the effect of the non-taxable death benefit received in 2015.

Financial Condition

Summary
Total assets were $607.4 million as of December 31, 2016, which represented an increase of $39.6 million or 7.0% from the end of 2015. Securities available for sale increased $14.3 million during 2016 as management purchased securities to support earning assets growth. Loans increased $19.7 million in 2016, with most of the increase occurring in commercial real estate and agricultural loans. The increase of $83,000 in the allowance for loan losses resulted from no provision expense in 2016 plus net loan recoveries equaling $83,000. Total deposits increased $37.7 million in 2016 due to growth in checking deposits, savings deposits, and brokered certificates of deposit, which were partially offset by a decrease in local certificates of deposit.

Securities

The Bank’s securities available for sale balances as of December 31 were as follows:

(Dollars in thousands)
	2016	2015
U.S. Government and federal agency	$59,052	$57,207
U.S. Treasury notes and bonds	4,072	6,100
State and municipal	88,973	77,754
Mortgage-backed	7,789	6,970
Corporate	7,041	8,387
Foreign debt	4,400	995
Equity securities	2,883	2,453
Asset-backed securities	178	270
Total	$174,388	$160,136

The securities available for sale portfolio increased $14.3 million from December 31, 2015 to December 31, 2016. ChoiceOne purchased $69.5 million of securities during 2016 to replace securities that matured or were called and to provide growth in earning assets. Approximately $34.3 million in various securities were called or matured in 2016. Principal payments for municipal and mortgage-backed securities totaling $2.4 million were received during 2016. Various securities totaling approximately $15.3 million were sold during 2016 for net gains totaling $312,000. The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent. Also, certain securities are sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding.

Equity securities included a money market preferred security (MMP) and a trust preferred security totaling $1.5 million, and common stock of $1.4 million as of December 31, 2016. As of December 31, 2015, equity securities included an MMP of $1.5 million, and common stock of $953,000.

Page | 26

Loans

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)

	2016	2015
Agricultural	$44,614	$40,232
Commercial and industrial	96,088	94,347
Consumer	21,596	20,090
Real estate - commercial	110,762	97,736
Real estate - construction	6,153	5,390
Real estate - residential	89,787	91,509
Total loans	$369,000	$349,304

The loan portfolio (excluding loans held for sale) increased $19.7 million from December 31, 2015 to December 31, 2016. Economic factors in ChoiceOne’s market areas demonstrated signs of improvement, which affected loan demand in 2016. Growth experienced in the agricultural, commercial and industrial, and commercial real estate loan categories was due in part to calling efforts by ChoiceOne’s loan officers.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2016	2015
Loans accounted for on a nonaccrual basis	$1,983	$2,198
Loans contractually past due 90 days or more as to principal or interest payments	229	29
Loans considered troubled debt restructurings which are not included above	2,853	3,271
Total	$5,065	$5,498

Nonaccrual loans included $482,000 in agricultural loans, $245,000 in commercial and industrial loans, $6,000 in consumer loans, $458,000 in commercial real estate loans, and $792,000 in residential real estate loans as of December 31, 2016. Nonaccrual loans included $50,000 in agricultural loans, $77,000 in commercial and industrial loans, $1,640,000 in commercial real estate loans, and $431,000 in residential real estate loans as of December 31, 2015. The primary reason for the decline in nonaccrual loans in 2016 was loan paydowns. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $26,000 in commercial and industrial loans, $615,000 in commercial real estate loans, $20,000 in consumer loans, and $2,192,000 in residential real estate loans at December 31, 2016, compared to $1,149,000 in commercial real estate loans, $24,000 in consumer loans, and $2,098,000 in residential real estate loans as of December 31, 2015.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $5.3 million as of December 31, 2016, compared to $6.0 million as of December 31, 2015.

Page | 27

Deposits and Other Funding Sources

The Bank’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2016	2015
Noninterest-bearing demand deposits	$127,611	$122,937
Interest-bearing demand deposits	122,465	106,882
Money market deposits	99,454	86,987
Savings deposits	75,835	70,946
Local certificates of deposit	79,108	86,944
Brokered certificates of deposit	7,913	—
Total deposits	$512,386	$474,696

Total deposits increased $37.7 million from December 31, 2015 to December 31, 2016. The demand deposit categories as well as money market deposits and savings deposits grew $37.6 million as the Bank’s depositors valued more liquid funds more than the interest rates paid on certificates of deposit. A decline of $7.8 million in local certificates of deposit was virtually offset by growth of $7.9 million in brokered certificates of deposit.

Securities sold under agreements to repurchase declined $1.5 million during 2016 due to normal fluctuations in overnight balances in sweep repurchase accounts used by the Bank’s local clients. Federal Home Loan Bank advances increased $969,000 from December 31, 2015 to December 31,2016. A blanket collateral agreement covering agricultural real estate loans and residential real estate loans was pledged against all outstanding advances at the end of 2016. Approximately $41.7 million of additional advances were available as of December 31, 2016 based on the collateral pledged.

In 2017, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB, securities sold under repurchase agreements and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders’ equity increased $1.9 million from December 31, 2015 to December 31, 2016. The growth in equity resulted from the retention of earnings in 2016 as net income exceeded dividends paid by $3.9 million. Accumulated other comprehensive income decreased by $1.8 million in 2016 as a result of increased interest rates in the fourth quarter of 2016 which negatively impacted the market value of available for sale securities.

Note 20 to the consolidated financial statements presents regulatory capital information for the Bank at the end of 2016 and 2015. Management will monitor these capital ratios during 2017 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered “well capitalized” by regulatory guidelines. At December 31, 2016, the Bank was categorized as “well-capitalized.” On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015. Based on ChoiceOne’s capital levels and balance sheet composition at December 31, 2016, management believes implementation of the new rule will have no material impact on ChoiceOne’s capital needs.

Page | 28

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2016:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$87,021	$54,111	$25,179	$7,731	$—
Repurchase agreements	7,913	7,913	—	—	—
Advances from Federal Home Loan Bank	12,301	12,033	70	76	122
Operating leases	307	69	129	37	72
Other obligations	697	96	205	175	221
Total	$108,239	$74,222	$25,583	$8,019	$415

Liquidity and Interest Rate Risk

Net cash from operating activities was $10.9 million for 2016 compared to $4.0 million for 2015. Higher net proceeds from loan sales was the main reason for the increase. Cash used in investing activities was $41.5 million in 2016 compared to $22.7 million in 2015. The change was caused by a higher level of loan growth in 2016 than in 2015. Cash flows from financing activities were $34.2 million in 2016 compared to $13.2 million in the prior year. The increase was primarily due to a lower level of balance decline in repurchase agreements in 2016 than in the prior year.

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

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at four of the Bank’s correspondent banks. As of December 31, 2016, the amount of federal funds available for purchase from the Bank’s correspondent banks totaled approximately $44.0 million. ChoiceOne had no federal funds purchased at the end of 2016 or 2015. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $65.3 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $41.7 million of borrowing capacity was available from the FHLB based on agricultural real estate loans and residential real estate loans pledged as collateral at year-end 2016. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

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

Page | 29

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

Management performed a qualitative assessment of goodwill as of June 30, 2015 and 2016 and December 31, 2015 and 2016. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared. Average deal prices in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the last quantitative assessment of goodwill in 2012. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it is more likely than not that the fair value of ChoiceOne’s equity exceeds the carrying value at the assessment date and there is no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2016, management determined that no valuation allowance was necessary.

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

Page | 30

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2016
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Securities available for sale	$11,568	$23,171	$98,177	$41,472	$174,388
Federal Home Loan Bank stock	1,994	—	—	—	1,994
Federal Reserve Bank stock	—	—	—	1,573	1,573
Loans held for sale	1,974	—	—	—	1,974
Loans	151,782	61,562	139,713	15,943	369,000
Cash surrender value of life insurance policies	—	—	—	14,117	14,117
Rate-sensitive assets	$167,318	$84,733	$237,890	$73,105	$563,046

Liabilities
Interest-bearing demand deposits	$122,465	$—	$—	$—	$122,465
Money market deposits	93,481	—	—	—	93,481
Savings deposits	75,835	—	—	—	75,835
Certificates of deposits	12,061	42,084	32,772	104	87,021
Repurchase agreements	7,913	—	—	—	7,913
Advances from FHLB	12,008	25	146	122	12,301
Rate-sensitive liabilities	$323,763	$42,109	$32,918	$226	$399,016
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(156,445)	$42,624	$204,972	$72,879	$164,030
Cumulative asset (liability) gap	$(156,445)	$(113,821)	$91,151	$164,030

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 68% at December 31, 2016, compared to 69% at December 31, 2015. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2017. As interest rates change during 2017, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2016, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Page | 31

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2016 and 2015:

Table 6 – Sensitivity to Changes in Interest Rates

	2016
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$22,196	10%	$154,009	9%
300 basis point rise	21,684	7%	151,373	8%
200 basis point rise	21,177	5%	148,553	6%
100 basis point rise	20,638	2%	145,321	3%
Base rate scenario	20,203	—%	140,761	—%
100 basis point decline	19,097	-5%	124,886	-11%
200 basis point decline	18,072	-11%	103,937	-26%
300 basis point decline	17,476	-13%	94,215	-33%
400 basis point decline	17,122	-15%	93,864	-33%

	2015
	Net		Market
	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$18,284	-14%	$88,045	-18%
300 basis point rise	18,571	-13%	93,100	-13%
200 basis point rise	18,802	-10%	98,626	-8%
100 basis point rise	19,015	-5%	103,565	-4%
Base rate scenario	19,380	—%	107,525	—%
100 basis point decline	18,444	-2%	99,371	-8%
200 basis point decline	17,503	-3%	86,702	-19%
300 basis point decline	16,956	-4%	85,624	-20%
400 basis point decline	16,739	-6%	85,252	-21%

As of December 31, 2016, the Bank was within its guidelines for immediate rate shocks up and down for net income and for immediate rate shocks up for the market value of shareholders’ equity. The negative impact from immediate rate shocks upon the market value of shareholders’ equity was slightly higher than the policy guidelines. Management believed that the possibility of interest rate declines was unlikely as of December 31, 2016. As of December 31, 2015, the Bank was within its guidelines for immediate rate shocks up and down for both net interest income and the market value of shareholders’ equity. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and sharheolders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Page | 32

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
ChoiceOne Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each year in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ChoiceOne Financial Services, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each year in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC

March 24, 2017

Page | 33

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2016	2015
Assets
Cash and due from banks	$14,809	$11,187

Securities available for sale (Note 2)	174,388	160,136
Federal Home Loan Bank stock	1,994	1,614
Federal Reserve Bank stock	1,573	1,573
Loans held for sale	1,974	4,957

Loans (Note 3)	369,000	349,304
Allowance for loan losses (Note 3)	(4,277)	(4,194)
Loans, net	364,723	345,110

Premises and equipment, net (Note 5)	12,588	11,847
Other real estate owned, net (Note 7)	437	31
Cash value of life insurance policies	14,117	12,261
Intangible assets, net (Note 6)	—	379
Goodwill (Note 6)	13,728	13,728
Other assets	7,040	4,923
Total assets	$607,371	$567,746

Liabilities
Deposits – noninterest-bearing (Note 8)	$127,611	$122,937
Deposits – interest-bearing (Note 8)	384,775	351,759
Total deposits	512,386	474,696

Repurchase agreements (Note 9)	7,913	9,460
Advances from Federal Home Loan Bank (Note 10)	12,301	11,332
Other liabilities (Notes 11 and 13)	3,073	2,416
Total liabilities	535,673	497,904

Shareholders’ Equity (Note 20)
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,277,944 in 2016 and 3,295,228 in 2015 (Note 14)	46,299	46,501
Retained earnings	25,997	22,138
Accumulated other comprehensive income, net	(598)	1,203
Total shareholders’ equity	71,698	69,842
Total liabilities and shareholders’ equity	$607,371	$567,746

See accompanying notes to consolidated financial statements.

Page | 34

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2016	2015	2014
Interest income
Loans, including fees	$16,507	$15,971	$15,765
Securities:
Taxable	2,334	1,939	1,847
Tax exempt	1,450	1,428	1,393
Other	21	14	9
Total interest income	20,312	19,352	19,014

Interest expense
Deposits	790	877	1,042
Advances from Federal Home Loan Bank	171	83	63
Other	8	30	46
Total interest expense	969	990	1,151

Net interest income	19,343	18,362	17,863
Provision for loan losses (Note 3)	—	100	100
Net interest income after provision for loan losses	19,343	18,262	17,763

Noninterest income
Customer service charges	4,056	4,083	3,951
Insurance and investment commissions	1,009	1,060	906
Gains on sales of loans (Note 4)	1,748	1,416	1,023
Net gains on sales of securities (Note 2)	312	261	311
Net losses on sales and write-downs of other assets (Note 7)	(41)	(121)	(135)
Earnings on life insurance policies	356	651	302
Other	441	352	444
Total noninterest income	7,881	7,702	6,802

Noninterest expense
Salaries and benefits (Notes 13 and 14)	9,982	9,273	8,456
Occupancy and equipment (Note 5)	2,588	2,396	2,389
Data processing	2,273	2,320	1,857
Professional fees	935	971	889
Supplies and postage	385	413	440
Advertising and promotional	222	253	275
Intangible amortization (Note 6)	379	448	448
Loan and collection expense	96	104	122
FDIC insurance	238	288	337
Other	1,874	1,810	1,581
Total noninterest expense	18,972	18,276	16,794

Income before income tax	8,252	7,688	7,771
Income tax expense (Note 11)	2,162	1,945	2,076

Net income	$6,090	$5,743	$5,695

Basic earnings per share (Note 15)	$1.85	$1.75	$1.73
Diluted earnings per share (Note 15)	$1.85	$1.74	$1.72
Dividends declared per share	$0.68	$0.66	$0.59

See accompanying notes to consolidated financial statements.

Page | 35

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Net income	$6,090	$5,743	$5,695

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $(812), $168, and $588 for the years ended December 31, 2016, 2015, and 2014 respectively	(1,573)	324	1,141

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $104, $89, and $106 for the years ended December 31, 2016, 2015, and 2014 respectively	(206)	(172)	(205)

Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense) of $12, 11, and $5 for the years ended December 31, 2016, 2015, and 2014 respectively	(22)	(22)	(11)

Other comprehensive income/(loss), net of tax	(1,801)	130	925

Comprehensive income	$4,289	$5,873	$6,620

See accompanying notes to consolidated financial statements.

Page | 36

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Total

Balance, January 1, 2014	3,295,463	$46,595	$14,815	$148	$61,558

Net income			5,695		5,695
Other comprehensive income				925	925
Shares issued	8,925	132			132
Shares repurchased	(9,496)	(203)			(203)
Change in ESOP repurchase obligation		(32)			(32)
Effect of employee stock purchases		12			12
Stock compensation shares issued	942				—
Stock compensation expense		48			48
Cash dividends declared ($0.59 per share)			(1,945)		(1,945)

Balance, December 31, 2014	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			5,743		5,743
Other comprehensive income				130	130
Shares issued	13,310	206			206
Shares repurchased	(16,200)	(371)			(371)
Change in ESOP repurchase obligation		(4)			(4)
Effect of employee stock purchases		15			15
Stock compensation shares issued	2,284				—
Stock compensation expense		103			103
Cash dividends declared ($0.66 per share)			(2,170)		(2,170)

Balance, December 31, 2015	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			6,090		6,090
Other comprehensive income (loss)				(1,801)	(1,801)
Shares issued	8,460	173			173
Shares repurchased	(35,000)	(794)			(794)
Termination of ESOP repurchase obligation		127			127
Effect of employee stock purchases		13			13
Stock compensation shares issued	9,256				—
Stock compensation expense		279			279
Cash dividends declared ($0.68 per share)			(2,231)		(2,231)

Balance, December 31, 2016	3,277,944	$46,299	$25,997	$(598)	$71,698

See accompanying notes to consolidated financial statements.

Page | 37

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$6,090	$5,743	$5,695
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	100	100
Depreciation	1,078	986	986
Amortization	1,531	1,497	1,493
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	380	118	60
Net gains on sales of securities	(312)	(261)	(311)
Gains on sales of loans	(1,748)	(1,416)	(1,023)
Loans originated for sale	(53,591)	(47,498)	(29,850)
Proceeds from loan sales	57,830	46,077	29,561
Earnings on bank-owned life insurance	(356)	(347)	(302)
Earnings from death benefit	—	(304)	—
Proceeds on bank-owned life insurance	—	461	—
(Gains)/losses on sales of other real estate owned	8	30	(24)
Write-downs of other real estate owned	—	91	154
Proceeds from sales of other real estate owned	247	406	789
Deferred federal income tax (benefit)/expense	(82)	(631)	(460)
Net change in:
Other assets	(1,952)	(503)	(380)
Other liabilities	1,804	(571)	985
Net cash from operating activities	10,927	3,978	7,473

Cash flows from investing activities:
Sales of securities available for sale	15,317	25,876	24,766
Maturities, prepayments and calls of securities available for sale	36,705	27,084	11,427
Purchases of securities available for sale	(69,526)	(70,902)	(41,770)
Purchase of Federal Reserve Bank stock	—	(301)	—
Purchases or calls of FHLB stock	(380)	299	565
Purchase of bank-owned life insurance policies	(1,500)	—	(1,500)
Loan originations and payments, net	(20,274)	(3,678)	(31,370)
Additions to premises and equipment	(1,819)	(1,038)	(786)
Net cash from investing activities	(41,477)	(22,660)	(38,668)

Cash flows from financing activities:
Net change in deposits	37,690	39,868	16,701
Net change in repurchase agreements	(1,547)	(17,283)	710
Proceeds from Federal Home Loan Bank advances	311,017	194,575	87,700
Payments on Federal Home Loan Bank advances	(310,048)	(201,606)	(75,729)
Cash proceeds from the issuance of common stock	85	206	132
Repurchase of common stock	(794)	(371)	(203)
Cash dividends	(2,231)	(2,170)	(1,945)
Net cash from financing activities	34,172	13,219	27,366

Net change in cash and cash equivalents	3,622	(5,463)	(3,829)
Beginning cash and cash equivalents	11,187	16,650	20,479

Ending cash and cash equivalents	$14,809	$11,187	$16,650

Supplemental disclosures of cash flow information:
Cash paid for interest	$984	$1,005	$1,161
Cash paid for income taxes	1,760	2,395	1,760
Loans transferred to other real estate owned	661	408	561

See accompanying notes to consolidated financial statements.

Page | 38

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

Page | 39

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

Page | 40

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

Page | 41

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	Years ended December 31,
	2016	2015

Unrealized gain (loss) on available for sale securities	$(1,063)	$1,632

Unrecognized gains on post-retirement benefits	157	191

Tax effect	308	(620)

Accumulated other comprehensive income (loss)	$(598)	$1,203

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2016.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $621,000 and $1.1 million was required to meet regulatory reserve and clearing requirements at December 31, 2016 and 2015, respectively. The balance in excess of the amount required was interest-bearing as of December 31, 2016 and December 31, 2015.

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

Page | 42

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for ChoiceOne). Early implementation is not allowed for public companies. Management is currently assessing the impact to the ChoiceOne’s consolidated financial statements but does not expect these changes to have a significant effect on the financial statements.

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for ChoiceOne for the fiscal year beginning after December 15, 2017, including interim periods within this fiscal year. Management is currently assessing the impact to ChoiceOne’s consolidated financial statements. Other than the impact in the accounting for the change in fair value of equity securities discussed in Note 2, ChoiceOne does not expect any significant changes as a result of adopting this update.

The FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As ChoiceOne owns most of its branch locations, the impact of this ASU is not expected to be material.

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years. Management is currently evaluating the impact of this new ASU on its consolidated financial statements.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

Page | 43

Note 2 – Securities

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 were as follows:

	2016
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$59,864	$34	$(846)	$59,052
U.S. Treasury notes and bonds	4,111	—	(39)	4,072
State and municipal	89,169	748	(944)	88,973
Mortgage-backed	7,925	19	(155)	7,789
Corporate	7,069	12	(40)	7,041
Foreign debt	4,514	—	(114)	4,400
Equity securities	2,617	266	—	2,883
Asset-backed securities	182	—	(4)	178
Total	$175,451	$1,079	$(2,142)	$174,388

	2015
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$57,406	$30	$(229)	$57,207
U.S. Treasury notes and bonds	6,133	—	(33)	6,100
State and municipal	76,005	1,858	(109)	77,754
Mortgage-backed	6,989	26	(45)	6,970
Corporate	8,418	8	(39)	8,387
Foreign debt	1,000	—	(5)	995
Equity securities	2,279	174	—	2,453
Asset-backed securities	274	—	(4)	270
Total	$158,504	$2,096	$(464)	$160,136

Information regarding sales of securities available for sale for the year ended December 31 follows:

(Dollars in thousands)

	2016	2015	2014
Proceeds from sales of securities	$15,317	$25,876	$24,766
Gross realized gains	312	261	341
Gross realized losses	0	0	30

Page | 44

Contractual maturities of securities available for sale at December 31, 2016 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$34,174	$33,879
Due after one year through five years	89,413	89,204
Due after five years through ten years	37,153	36,514
Due after ten years	4,168	4,119
Total debt securities	164,908	163,716
Mortgage-backed securities	7,925	7,789
Equity securities	2,883	2,883
Total	$175,716	$174,388

Various securities were pledged as collateral for securities sold under agreements to repurchase, advances from the Federal Home Loan Bank, and participation in a program that provided Community Reinvestment Act credits. The carrying amount of securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2016	2015
Securities pledged for securities sold under agreements to repurchase	$13,186	$7,011
Securities pledged for advances from the Federal Home Loan Bank	—	24,199
Security pledged for Community Reinvestment Act credits	250	276
Total	$13,436	$31,486

The fair value of securities pledged to secure repurchase agreements may decline, and the Company may be required to provide additional collateral. The Company manages this risk by pledging securities with fair values in excess of the repurchase liability.

Securities with unrealized losses at year-end 2016 and 2015, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2016
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$46,283	$(846)	$—	$—	$46,283	$(846)
U.S. Treasury notes and bonds	4,072	(39)	—	—	4,072	(39)
State and municipal	47,832	(944)	—	—	47,832	(944)
Mortgage-backed	5,980	(150)	251	(5)	6,231	(155)
Corporate	2,838	(40)	—	—	2,838	(40)
Foreign debt	4,400	(114)	—	—	4,400	(114)
Asset-backed securities	—	—	178	(4)	178	(4)
Total temporarily impaired	$111,405	$(2,133)	$429	$(9)	$111,834	$(2,142)

	2015
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$38,567	$(216)	$986	$(13)	$39,553	$(229)
U.S. Treasury notes and bonds	6,101	(33)	—	—	6,101	(33)
State and municipal	10,382	(69)	2,906	(40)	13,288	(109)
Mortgage-backed	4,459	(41)	382	(4)	4,841	(45)
Corporate	4,284	(33)	896	(6)	5,180	(39)
Foreign debt	995	(5)	—	—	995	(5)
Asset-backed securities	—	—	270	(4)	270	(4)
Total temporarily impaired	$64,788	$(397)	$5,440	$(67)	$70,228	$(464)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2016 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2016 or 2015.

Page | 45

At December 31, 2016, there were 196 securities with an unrealized loss, compared to 82 securities with an unrealized loss as of December 31, 2015. The increase in the number of securities in an unrealized loss position was caused by higher interest rates at the end of 2016 compared to the end of 2015.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)

	2016	2015
Agricultural	$44,614	$40,232
Commercial and industrial	96,088	94,347
Consumer	21,596	20,090
Real estate - commercial	110,762	97,736
Real estate - construction	6,153	5,390
Real estate - residential	89,787	91,509
Loans, gross	369,000	349,304
Allowance for loan losses	(4,277)	(4,194)
Loans, net	$364,723	$345,110

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

Page | 46

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2016 Allowance for Loan Losses
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(37)	(218)	—	—	(102)	—	(357)
Recoveries	—	31	149	89	—	171	—	440
Provision	13	108	77	319	16	(444)	(89)	—
Ending balance	$433	$688	$305	$1,438	$62	$1,013	$338	$4,277

Individually evaluated for impairment	$3	$11	$2	$91	$—	$296	$—	$403

Collectively evaluated for impairment	$430	$677	$303	$1,347	$62	$717	$338	$3,874

Loans
Individually evaluated for impairment	$526	$301	$28	$1,073	$—	$2,983		$4,911
Collectively evaluated for impairment	44,088	95,787	21,568	109,689	6,153	86,804		364,089
Ending balance	$44,614	$96,088	$21,596	$110,762	$6,153	$89,787		$369,000

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2015 Allowance for Loan Losses
Beginning balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	(30)	(291)	—	—	(140)	—	(461)
Recoveries	1	64	121	47	—	149	—	382
Provision	233	25	283	(658)	37	186	(6)	100
Ending balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194

Individually evaluated for impairment	$3	$15	$1	$191	$—	$296	$—	$506

Collectively evaluated for impairment	$417	$571	$296	$839	$46	$1,092	$427	$3,688

Loans
Individually evaluated for impairment	$50	$192	$24	$2,790	$—	$2,529		$5,585
Collectively evaluated for impairment	40,182	94,155	20,066	94,946	5,390	88,980		343,719
Ending balance	$40,232	$94,347	$20,090	$97,736	$5,390	$91,509		$349,304

Page | 47

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2014 Allowance for Loan Losses
Beginning balance	$178	$562	$192	$1,842	$12	$1,626	$323	$4,735
Charge-offs	—	(1)	(273)	(665)	—	(133)	—	(1,072)
Recoveries	20	119	179	48	—	44	—	410
Provision	(12)	(153)	86	416	(3)	(344)	110	100
Ending balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173

Individually evaluated for impairment	$—	$—	$4	$745	$—	$365	$—	$1,114

Collectively evaluated for impairment	$186	$527	$180	$896	$9	$828	$433	$3,059

Loans
Individually evaluated for impairment	$—	$38	$36	$3,853	$—	$2,958		$6,885
Collectively evaluated for impairment	41,098	88,024	20,716	95,954	2,691	90,745		339,228
Ending balance	$41,098	$88,062	$20,752	$99,807	$2,691	$93,703		$346,113

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

Page | 48

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	2016	2015	2016	2015	2016	2015
Risk ratings 1 and 2	$12,005	$10,416	$12,135	$10,480	$8,013	$3,875
Risk rating 3	23,852	25,189	56,714	66,921	59,343	57,540
Risk rating 4	7,505	3,086	25,895	16,169	39,641	29,826
Risk rating 5	726	1,491	1,267	574	1,867	3,776
Risk rating 6	526	50	77	129	1,898	2,719
Risk rating 7	—	—	—	74	—	—
	$44,614	$40,232	$96,088	$94,347	$110,762	$97,736

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	2016	2015	2016	2015	2016	2015
Performing	$21,590	$20,090	$6,153	$5,390	$88,767	$90,796
Nonperforming	—	—	—	—	229	282
Nonaccrual	6	—	—	—	791	431
	$21,596	$20,090	$6,153	$5,390	$89,787	$91,509

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2016, and 2015 loans in the process of foreclosure totaled $282,000 and $13,000, respectively.

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the twelve months ended December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Agricultural	1	$105	$105	—	$—	$—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Commercial real estate	—	—	—	4	439	439
Residential real estate	2	155	155	2	195	195
	3	$260	$260	6	$634	$634

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

The following schedule provides information on TDRs as of December 31, 2016 and December 31, 2015 where the borrower was past due with respect to principal and/or interest for 30 days or more during the twelve months ended December 31, 2016 and December 31, 2015 that had been modified during the 12-month period prior to the default:

With Payment Defaults During the Following Periods
	December 31, 2016		December 31, 2015
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	—	$—	—	$—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Commercial real estate	1	105	3	400
Residential real estate	—	—	—	—
	1	$105	3	$400

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

Page | 49

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2016
With no related allowance recorded
Agricultural	$482	$485	$—	$220	$13
Commercial and industrial	206	207	—	91	3
Consumer	—	—	—	1	—
Commercial real estate	342	939	—	925	2
Residential real estate	301	292	—	167	5
Subtotal	1,331	1,923	—	1,404	23
With an allowance recorded
Agricultural	44	44	3	72	3
Commercial and industrial	95	95	11	218	—
Consumer	28	28	2	24	2
Commercial real estate	731	804	91	1,281	33
Residential real estate	2,682	2,711	296	2,672	108
Subtotal	3,580	3,682	403	4,267	146
Total
Agricultural	526	529	3	292	16
Commercial and industrial	301	302	11	309	3
Consumer	28	28	2	25	2
Commercial real estate	1,073	1,743	91	2,206	35
Residential real estate	2,983	3,003	296	2,839	113
Total	$4,911	$5,605	$403	$5,671	$169

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2015
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	74	103	—	25	—
Consumer	—	—	—	2	—
Commercial real estate	1,540	1,540	—	1,061	11
Residential real estate	13	13	—	191	—
Subtotal	1,627	1,656	—	1,279	11
With an allowance recorded
Agricultural	50	50	3	62	(6)
Commercial and industrial	118	118	15	44	1
Consumer	24	24	1	34	3
Commercial real estate	1,250	1,755	191	2,002	64
Residential real estate	2,516	2,516	296	2,425	86
Subtotal	3,958	4,463	506	4,567	148
Total
Agricultural	50	50	3	62	(6)
Commercial and industrial	192	221	15	69	1
Consumer	24	24	1	36	3
Commercial real estate	2,790	3,295	191	3,063	75
Residential real estate	2,529	2,529	296	2,616	86
Total	$5,585	$6,119	$506	$5,846	$159

Page | 50

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2014
With no related allowance recorded
Agricultural	$—	$—	$—	$90	$—
Commercial and industrial	38	43	—	81	—
Consumer	8	8	—	3	—
Commercial real estate	413	419	—	352	6
Residential real estate	502	502	—	492	9
Subtotal	961	972	—	1,018	15
With an allowance recorded
Agricultural	—	—	—	130	—
Commercial and industrial	—	—	—	292	4
Consumer	28	28	4	31	3
Commercial real estate	3,440	4,498	745	3,932	81
Residential real estate	2,456	2,474	365	2,323	91
Subtotal	5,924	7,000	1,114	6,708	179
Total
Agricultural	—	—	—	220	—
Commercial and industrial	38	43	—	373	4
Consumer	36	36	4	34	3
Commercial real estate	3,853	4,917	745	4,284	87
Residential real estate	2,958	2,976	365	2,815	100
Total	$6,885	$7,972	$1,114	$7,726	$194

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
2016
Agricultural	$—	$—	$—	$—	$44,614	$44,614	$—
Commercial and industrial	—	30	245	275	95,813	96,088	—
Consumer	99	2	6	107	21,489	21,596	—
Commercial real estate	—	—	260	260	110,502	110,762	—
Construction real estate	—	—	—	—	6,153	6,153	—
Residential real estate	1,027	109	646	1,782	88,005	89,787	229
	$1,126	$141	$1,157	$2,424	$366,576	$369,000	$229

2015
Agricultural	$3	$—	$—	$3	$40,229	$40,232	$—
Commercial and industrial	90	322	77	489	93,858	94,347	—
Consumer	115	—	—	115	19,975	20,090	—
Commercial real estate	505	297	1,233	2,035	95,701	97,736	—
Construction real estate	299	—	—	299	5,091	5,390	—
Residential real estate	1,012	364	200	1,576	89,933	91,509	29
	$2,024	$983	$1,510	$4,517	$344,787	$349,304	$29

(1) Includes nonaccrual loans.

Page | 51

Nonaccrual loans by loan category as of December 31 follow:

(Dollars in thousands)
	2016	2015
Agricultural	$482	$50
Commercial and industrial	245	77
Consumer	6	—
Commercial real estate	458	1,640
Construction real estate	—	—
Residential real estate	792	431
	$1,983	$2,198

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2016	2015	2014
Loans originated for resale, net of principal payments	$53,591	$47,498	$29,850
Proceeds from loan sales	57,830	46,077	29,561
Net gains on sales of loans held for sale	1,748	1,416	1,023
Loan servicing fees, net of amortization	159	113	166

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $103.6 million and $79.4 million at December 31, 2016 and 2015, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2016 and 2015.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2016	2015	2014
Balance, beginning of year	$378	$489	$544
Capitalized	491	49	73
Amortization	(172)	(160)	(128)
Balance, end of year	$698	$378	$489

The fair value of loan servicing rights was $1,029,000 and $739,000 as of December 31, 2016 and 2015, respectively. Consequently, a valuation allowance was not necessary at year-end 2016 or 2015. The fair value of servicing rights at December 31, 2016 was determined using a discount rate of 5.82% and prepayment speeds ranging from 10% to 19%. The fair value of servicing rights at December 31, 2015 was determined using a discount rate of 6.37% and prepayment speeds ranging from 9% to 13%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2016	2015
Land and land improvements	$5,869	$4,529
Leasehold improvements	38	38
Buildings	12,052	12,076
Furniture and equipment	5,394	5,322
Total cost	23,353	21,965
Accumulated depreciation	(10,765)	(10,118)
Premises and equipment, net	$12,588	$11,847

Depreciation expense was $1,078,000, $986,000, and $986,000 for 2016, 2015 and 2014, respectively.

Page | 52

The Bank leases certain branch properties, a loan production office, and automated-teller machine locations in its normal course of business. Rent expense totaled $99,000, $53,000, and $52,000 for 2016, 2015 and 2014, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2017	$69
2018	71
2019	59
2020	18
2021	19
Thereafter	72
Total	$308

Note 6 - Goodwill and Intangible Assets

Goodwill

There were no changes in the goodwill balance in 2016 or 2015. ChoiceOne evaluates goodwill annually for impairment. Recently issued accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required.

ChoiceOne engaged an outside consulting firm to assist management in performing its annual evaluation of goodwill for impairment as of June 30, 2016. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepted accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the income approach, which was a discounted cash flow value based on projected earnings capacity. The income approach used a discount rate of 11.50%, a growth assumption of 5.0% for assets, and an assumption of cost savings of 20% of noninterest expense as a result of synergies and cost reductions from a change in control. The appraisal methodology also included the market approach, which was based on price-to-earnings multiples, price-to-tangible book value ratios, and core deposit premiums for selected bank sale transactions. The asset approach was also an approach that was reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity, which was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 31%. Based on this assessment, management believed that there was no indication of goodwill impairment at June 30, 2016. Based on the testing performed and a review of factors that might impact ChoiceOne’s stock value subsequent to this evaluation, no impairment of goodwill was deemed to exist as of December 31, 2016.

Management performed a qualitative assessment of goodwill as of June 30, 2015 and December 31, 2015. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated. Average deal prices during 2015 in the Midwest of closed transactions indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the prior quantitative assessment of goodwill in 2012. Further, macro-economic trends were on a positive trajectory during 2015 and there had been no adverse legal, regulatory, contractual, political or other factors that materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believed that it is more likely than not that the fair value of ChoiceOne’s equity exceeded the carrying value at the assessment date and there was no further quantitative assessment necessary for 2015.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 follows:

	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Core deposit intangible	$4,134	$4,134	$4,134	$3,790
Other intangible assets	348	348	348	313
Totals	$4,482	$4,482	$4,482	$4,103

The core deposit intangible and other intangible assets were being amortized on a straight-line basis over ten years. Intangible assets are reviewed for impairment on a quarterly basis. No impairment was indicated as of December 31, 2015. These intangible assets were fully amortized as of the end of 2016 and will have no carrying value on the balance sheet going forward. Aggregate amortization expense was $379,000 in 2016 and $448,000 in 2015 and 2014.

Page | 53

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2016	2015	2014

Balance, beginning of year	$31	$150	$508
Transfers from loans	661	408	561
Proceeds from sales	(247)	(406)	(789)
Gains/(losses) on sales	(8)	(30)	24
Write-downs	—	(91)	(154)
Balance, end of year	$437	$31	$150

Included in the balances above were residential real estate mortgage loans of $291,000, $31,000, and $54,000 as of December 31, 2016, 2015, and 2014, respectively.

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2016	2015

Noninterest-bearing demand deposits	$127,611	$122,937
Interest-bearing demand deposits	122,465	106,882
Money market deposits	99,454	86,987
Savings deposits	75,835	70,946
Local certificates of deposit	79,108	86,944
Brokered certificates of deposit	7,913	—
Total deposits	$512,386	$474,696

Scheduled maturities of certificates of deposit at December 31, 2016 were as follows:

(Dollars in thousands)

2017	$54,111
2018	17,778
2019	7,401
2020	7,627
2021	104
Total	$87,021

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $22.2 million and $21.4 million at December 31, 2016 and 2015, respectively. The Bank held $7.9 million in brokered certificates of deposit at December 31, 2016 as brokered rates became competitive with other wholesale funding channels. In addition, the Bank had $2.0 million of certificates of deposit as of December 31, 2016 and $2.1 million as of December 31, 2015 that had been issued through the Certificate of Deposit Account Registry Service (CDARS). Although certificates of deposit issued through CDARS are issued to local customers, this type of deposit is classified as brokered deposits for regulatory purposes.

Page | 54

Note 9 – Repurchase Agreements

Securities sold under agreements to repurchase are advances to the Bank by customers or another bank. These agreements are direct obligations of the Bank and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements with Bank customers mature daily. Information regarding repurchase agreements follows:

(Dollars in thousands)	2016	2015

Outstanding balance at December 31	$7,913	$9,460
Average interest rate at December 31	0.05%	0.04%
Average balance during the year	$7,762	$17,825
Average interest rate during the year	0.05%	0.17%
Maximum month end balance during the year	$10,539	$26,743

Repurchase agreements accounted for as secured borrowings as of December 31, 2016 were as follows:

Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and
Continuous
U.S. Government agencies	$13,186
Total securities	13,186
Unsecured borrowings	—
Total borrowings	$13,186

Note 10 – Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2016	2015

Maturity of November 2024 with fixed interest rate of 3.98%	$301	$332
Maturities ranging from January 2017 to March 2017, fixed interest rates ranging from 0.81% to 0.88%, with an average of 0.86%	12,000	—
Maturity of February 2016 with fixed interest rate of 0.47%		11,000
Total advances outstanding at year-end	$12,301	$11,332

Fees are charged on fixed rate advances that are paid prior to maturity. No fixed rate advances were paid prior to maturity in 2016 or 2015. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $92.3 million and $107.6 million at December 31, 2016 and December 31, 2015, respectively. Advances were also secured by $24.2 million of U.S. Government agency securities and U.S. Treasury securities at December 31, 2015. Based on this collateral, the Bank was eligible to borrow an additional $41.7 million at year-end 2016.

The scheduled maturities of advances from the FHLB at December 31, 2016 were as follows:

(Dollars in thousands)

2017	$12,033
2018	34
2019	36
2020	37
2021	39
Thereafter	122
Total	$12,301

Page | 55

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2016	2015	2014
Provision for Income Taxes
Current federal income tax expense	$2,244	$2,576	$2,536
Deferred federal income tax expense/(benefit)	(82)	(631)	(460)
Income tax expense	$2,162	$1,945	$2,076

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 34%	$2,806	$2,614	$2,642
Tax exempt interest income	(496)	(488)	(475)
Tax exempt earnings on bank-owned life insurance	(121)	(221)	(103)
Other items	(27)	40	12
Income tax expense	$2,162	$1,945	$2,076

Effective income tax rate	26%	25%	27%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,454	$1,426
Unrealized losses on securities available for sale	361	—
Deferred compensation	232	269
Loan costs/fees deferred	84	86
Other	339	181
Total deferred tax assets	2,470	1,962

Deferred tax liabilities:
Depreciation	1,181	1,182
Loan servicing rights	238	129
Post-retirement benefits obligation	53	65
Unrealized gains on securities available for sale	—	555
Purchase accounting adjustments from merger	—	117
Other	190	117
Total deferred tax liabilities	1,662	2,165
Net deferred tax asset/(liability)	$808	$(203)

Page | 56

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2016	2015

Balance, beginning of year	$10,234	$10,339
New loans	6,797	4,054
Repayments	(4,125)	(4,159)
Effect of changes in related parties	—	—
Balance, end of year	$12,906	$10,234

Deposits from executive officers, directors and their affiliates were $14.7 million and $16.1 million at December 31, 2016 and 2015, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $180,000, $168,000, and $140,000 in 2016, 2015, and 2014, respectively.

Employee Stock Ownership Plan:

Through December 31, 2015, employees participated in an Employee Stock Ownership Plan (“ESOP”). ChoiceOne could make discretionary contributions to the ESOP. Shares of ChoiceOne common stock were allocated to participants based on relative compensation earned and compensation expense was recorded when allocated. Dividends on allocated shares increased the participant accounts. Participants became fully vested upon completing six years of qualifying service. Participants received the shares at the end of employment. A participant could require stock received to be repurchased by ChoiceOne at any time. ChoiceOne did not contribute to the ESOP nor was any expense recorded in 2016, 2015, or 2014. Effective January 1, 2016, ChoiceOne terminated the ESOP and transferred shares held by the ESOP to the 401(k) plan and ChoiceOne no longer has a mandatory obligation to repurchase shares from the 401(k) plan.

Shares held by the ESOP as of December 31 were as follows:

(Dollars in thousands)	2016	2015	2014

Shares allocated to participants	—	5,355	5,355
Shares unallocated	—	—	—
Total shares of ChoiceOne stock held by ESOP	—	5,355	5,355

Fair value of allocated shares, subject to repurchase obligation, recorded in other liabilities	$—	$127	$123

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability has been accrued for the obligation under this plan. ChoiceOne incurred a negative post-retirement benefit expense of $18,000 in 2016, a benefit expense of $2,000 in 2015, and a negative expense of $20,000 in 2014. The post-retirement obligation liability was $148,000 as of December 31, 2016 and $127,000 as of December 31, 2015.

Deferred Compensation Plans:

A deferred director compensation plan covers certain former directors. Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director. The payout periods range from one month to ten years beginning with the individual’s termination of service. A liability has been accrued for the obligation under this plan. ChoiceOne incurred deferred compensation plan expense of $7,000, $12,000, and $12,000 in 2016, 2015, and 2014, respectively. The deferred compensation liability was $138,000 as of December 31, 2016 and $173,000 as of December 31, 2015.

Page | 57

A supplemental executive retirement plan covers four former executive officers. Under the plan, ChoiceOne pays these individuals a specific amount of compensation plus interest at 7.50% over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan). A liability has been accrued for the obligation under this plan. The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates. Slightly higher long-term interest rates during 2016 caused a slight decrease in plan expense in 2016 and in 2015. ChoiceOne incurred deferred compensation plan expense of $19,000 in 2016 and $32,000 in 2015 and a negative expense of $42,000 in 2014. Liabilities related to the supplemental executive retirement plan of $558,000 and $618,000 were outstanding as of December 31, 2016 and December 31, 2015, respectively.

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees under an incentive stock option plan to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted during 2016, 2015, or 2014 was $71,000 in 2016 and $0 in 2015 and 2014. The Amended and Restated Executive Stock Incentive Plan under which the stock options were granted expired in 2012. The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The new plan provides for the issuance of up to 100,000 shares of common stock. At December 31, 2016, there were 40,750 shares available for future grants.

	2016		2015		2014
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Options outstanding, beginning of year	40,750	$21.69	20,250	$16.65	38,625	$17.29
Options granted	—	—	30,000	23.30	—	—
Options exercised	8,000	17.95	9,500	16.03	14,550	18.87
Options forfeited or expired	750	18.85	—	—	3,825	18.51
Options outstanding, end of year	32,000	$22.69	40,750	$21.69	20,250	$16.65

Options exercisable at December 31	22,000	$22.69	18,250	$19.70	20,250	$16.65

The exercise prices for options outstanding and exercisable at the end of 2016 ranged from $13.50 to $23.30 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2016 was approximately 8.4 years.

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $34,000 and $29,000 respectively, at December 31, 2016. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2016 were calculated based on the closing market price of the Company’s common stock on December 31, 2016 of $23.75 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2016 is as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$13.50	2,000	2,000	1.08
$23.30	30,000	20,000	9.09

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in 2016 or 2014. As of December 31, 2016 there was $35,000 in unrecognized compensation expense related to stock options issued in 2015.

Page | 58

The fair value of stock options granted during 2015 was $106,000; determined using the following weighted-average assumptions as of the grant date.

2015
Risk-free interest rate	2.28%
Expected option life	5.75 years
Expected stock price volatility	22.95%
Dividend yield	3.64%
Fair value of options granted	$3.54

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $207,000 and $103,000 in 2016 and 2015, respectively, in connection with restricted stock units for current participants during these years. At December 31, 2016, there were 14,933 restricted stock units outstanding with an approximate stock value of $355,000 based on ChoiceOne’s December 31, 2016 stock price. At December 31, 2015, there were 17,850 restricted stock units outstanding with an approximate stock value of $425,000. Unrecognized compensation expense as of December 31, 2016, and based on the stock price at time of award was approximately $241,000 and will be allocated $139,000 to 2017, $79,000 to 2018 and $23,000 in 2019.

Note 15 - Earnings Per Share

(Dollars in thousands, except per share data)
	2016	2015	2014
Basic
Net income	$6,090	$5,743	$5,695

Weighted average common shares outstanding	3,287,109	3,289,296	3,298,177

Basic earnings per common shares	$1.85	$1.75	$1.73

Diluted
Net income	$6,090	$5,743	$5,695

Weighted average common shares outstanding	3,287,109	3,289,296	3,298,177
Plus dilutive stock options and restricted stock units	4,972	7,925	12,116

Weighted average common shares outstanding and potentially dilutive shares	3,292,081	3,297,221	3,310,293

Diluted earnings per common share	$1.85	$1.74	$1.72

There were 30,000 stock options that were considered anti-dilutive to earnings per share as of December 31, 2016 and thus have been excluded from the calculations above. There were 30,000 stock options that were considered anti-dilutive to earnings per share as of December 31, 2015, and there were no stock options as of December 31, 2014 considered to be anti-dilutive to earnings per share.

Page | 59

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets
(Dollars in thousands)	December 31,
	2016	2015
Assets
Cash	$516	$1,145
Securities available for sale	3,406	2,263
Other assets	151	83
Investment in ChoiceOne Bank	67,698	66,539
Total assets	$71,771	$70,030

Liabilities
Mandatory redeemable shares under ESOP, at fair value	$—	$127
Other liabilities	73	61
Total liabilities	73	188

Shareholders’ equity	71,698	69,842
Total liabilities and shareholders’ equity	$71,771	$70,030

Condensed Statements of Income
(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Interest and dividends from ChoiceOne Bank	$3,161	$3,579	$2,731
Interest and dividends from other securities	52	26	16
Other income	—	—	27
Total income	3,213	3,605	2,774
Other expenses	133	137	92

Income before income tax and equity in undistributed net income of subsidiary	3,080	3,468	2,682
Income tax benefit	39	44	21
Income before equity in undistributed net income of subsidiary	3,119	3,512	2,703
Equity in undistributed net income of subsidiary	2,971	2,231	2,992
Net income	$6,090	$5,743	$5,695

Page | 60

Condensed Statements of Cash Flows
(Dollars in thousands)	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$6,090	$5,743	$5,695
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(2,971)	(2,231)	(2,992)
Amortization	20	11	3
Net expense of restricted stock units	367	103	48
Net gain on sale of securities	—	—	(26)
Changes in other assets	(68)	71	(125)
Changes in other liabilities	(1)	4	(35)
Net cash from operating activities	3,437	3,701	2,568

Cash flows from investing activities:
Sales of securities	—	—	1,184
Purchases of securities	(1,126)	(1,029)	(1,565)
Net cash from investing activities	(1,126)	(1,029)	(381)

Cash flows from financing activities:
Cash proceeds from the issuance of common stock	85	206	132
Repurchase of common stock	(794)	(371)	(203)
Cash dividends paid	(2,231)	(2,170)	(1,945)
Net cash from financing activities	(2,940)	(2,335)	(2,016)

Net change in cash	(629)	337	171
Beginning cash	1,145	808	637
Ending cash	$516	$1,145	$808

Page | 61

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2016
Assets
Cash and due from banks	$14,809	$14,809	$14,809	$—	$—
Securities available for sale	174,388	174,388	1,383	157,902	15,103
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,974	2,044	—	2,044	—
Loans, net	364,723	365,780	—	—	365,780

Liabilities
Noninterest-bearing deposits	127,611	127,611	—	127,611	—
Interest-bearing deposits	384,775	383,879	—	383,879	—
Repurchase agreements	7,913	7,913	—	7,913	—
Federal Home Loan Bank advances	12,301	12,323	—	12,323	—

December 31, 2015
Assets
Cash and due from banks	$11,187	$11,187	$11,187	$—	$—
Securities available for sale	160,136	160,136	953	147,384	11,799
Federal Home Loan Bank and Federal Reserve Bank stock	3,187	3,187	—	3,187	—
Loans held for sale	4,957	5,109	—	5,109	—
Loans, net	345,110	349,875	—	—	349,875

Liabilities
Noninterest-bearing deposits	122,937	122,937	—	122,937	—
Interest-bearing deposits	351,759	353,113	—	353,113	—
Repurchase agreements	9,460	9,460	—	9,460	—
Federal Home Loan Bank advances	11,332	12,028	—	12,028	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans is based on the rates charged at December 31 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of deposits is based on comparing the average rate paid on deposits compared to the three month Libor rate which is assumed to be the replacement value of these deposits. At December 31, 2016, all average rates were lower than the three month Libor rate causing fair values to be higher than carrying amounts. The estimated fair values for time deposits and FHLB advances are based on the rates paid at December 31 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

Page | 62

Note 18 – Fair Value Measurements

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of December 31, 2015 or December 31, 2016. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for Sale - December 31, 2016
U. S. Government and federal agency	$—	$59,052	$—	$59,052
U. S. Treasury notes and bonds	—	4,072	—	4,072
State and municipal	—	75,370	13,603	88,973
Mortgage-backed	—	7,789	—	7,789
Corporate	—	7,041	—	7,041
Foreign debt	—	4,400	—	4,400
Equity securities	1,383	—	1,500	2,883
Asset backed securities	—	178	—	178
Total	$1,383	$157,902	$15,103	$174,388

Investment Securities, Available for Sale - December 31, 2015
U. S. Government and federal agency	$—	$57,207	$—	$57,207
U. S. Treasury notes and bonds	—	6,100	—	6,100
State and municipal	—	67,852	9,902	77,754
Mortgage-backed	—	6,970	—	6,970
Corporate	—	7,990	397	8,387
Foreign debt	—	995	—	995
Equity securities	953	—	1,500	2,453
Asset backed securities	—	270	—	270
Total	$953	$147,384	$11,799	$160,136

Page | 63

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2016	2015
Investment Securities, Available for Sale
Balance, January 1	$11,799	$11,642
Total realized and unrealized gains included in income	—	—
Total unrealized gains/(losses) included in other comprehensive income	(307)	806
Net purchases, sales, calls, and maturities	3,611	(649)
Net transfers into Level 3	—	—
Balance, December 31	$15,103	$11,799

Of the Level 3 assets that were still held by the Bank at December 31, 2016, the net unrealized loss for the twelve months ended December 31, 2016 was $307,000 compared to a $806,000 unrealized gain as of December 31, 2015, which is recognized in other comprehensive income in the consolidated balance sheets. A total of $6.7 million and $3.2 million of Level 3 securities were purchased in 2016 and 2015, respectively.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2016	$4,911	$—	$—	$4,911
December 31, 2015	$5,585	$—	$—	$5,585

Other Real Estate
December 31, 2016	$437	$—	$—	$437
December 31, 2015	$31	$—	$—	$31

Page | 64

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2016		2015
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$9,219	$38,422	$14,445	$77,089
Commitments to fund loans (at market rates)	16,788	3,005	18,654	1,740

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 3.00% to 6.75% and maturities ranging from 3 years to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2016 and 2015, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Page | 65

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

(Dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$62,822	14.2%	$35,289	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	58,568	13.3	19,850	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	58,568	13.3	26,467	6.0	N/A	N/A
Tier 1 capital (to average assets)	58,568	9.9	23,641	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$58,963	13.4%	$35,119	8.0%	$43,899	10.0%
Common equity Tier 1 capital (to risk weighted assets)	54,709	12.5	19,754	4.5	28,534	6.5
Tier 1 capital (to risk weighted assets)	54,709	12.5	26,339	6.0	35,119	8.0
Tier 1 capital (to average assets)	54,709	9.3	23,504	4.0	29,380	5.0

December 31, 2015
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,737	14.2%	$33,600	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	54,532	13.0	18,900	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	54,532	13.0	16,800	4.0	N/A	N/A
Tier 1 capital (to average assets)	54,532	9.7	22,434	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$55,723	13.3%	$33,470	8.0%	$41,837	10.0%
Common equity Tier 1 capital (to risk weighted assets)	51,574	12.3	18,827	4.5	27,194	6.5
Tier 1 capital (to risk weighted assets)	51,574	12.3	16,735	4.0	25,102	6.0
Tier 1 capital (to average assets)	51,574	9.2	22,350	4.0	27,937	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2016, approximately $10.9 million was available for ChoiceOne Bank to pay dividends to ChoiceOne. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

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

Page | 66

Note 21 – Quarterly Financial Data (Unaudited)

		Net		Earnings Per Share
(Dollars in thousands)	Interest	Interest	Net		Fully
	Income	Income	Income	Basic	Diluted
2016
First Quarter	$4,921	$4,680	$1,274	$0.39	$0.39
Second Quarter	5,037	4,789	1,445	0.43	0.43
Third Quarter	5,168	4,931	1,683	0.52	0.52
Fourth Quarter	5,186	4,943	1,688	0.51	0.51

2015
First Quarter	$4,746	$4,490	$1,642	$0.50	$0.50
Second Quarter	4,832	4,578	1,430	0.44	0.43
Third Quarter	4,870	4,624	1,449	0.44	0.44
Fourth Quarter	4,904	4,670	1,222	0.37	0.37

There were no significant fluctuations in the quarterly financial data in 2015 or 2016. The growth in net income that occurred in 2016 was due to an increase in interest and non-interest income offset by an increase in interest expense.

Page | 67

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2016, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2016, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.” This annual report is not required to include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2016 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2017, is incorporated herein by reference.

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

Page | 68

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2017, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2017, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	47,033	$15.44	73,875
Equity compensation plans not approved by security holders	—	—	13,744
Total	47,033	$15.44	87,619

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan. 40,750 shares remain available for future issuance under the Stock Incentive Plan of 2012 and 33,125 shares remain available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. No further future issuances of shares are permitted under the Amended and Restated Executive Stock Incentive Plan other than upon the exercise of outstanding stock options.

The Directors’ Stock Purchase Plan is the only equity compensation plan not approved by security holders. The plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. Participants will cease to be eligible to participate in the plan when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The plan provides for issuance of a maximum of 100,000 shares of the Company’s common stock, subject to adjustments for certain changes in the capital structure of the Company. New issuances of up to 13,744 shares may be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2017, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2017, is incorporated herein by reference.

Page | 69

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2016 and 2015.

		Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014. Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014.

		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016, 2015, and 2014.

		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 24, 2017.

	(2)	Financial Statement Schedules. None.

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.1	Change in Control Agreement with Kelly J. Potes. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-Q Quarterly Report for the period ended March 31, 2016. Here incorporated by reference.

10.2	Stock Incentive Plan of 2012. (1) Previously filed as an appendix to ChoiceOne Financial Services, Inc.’s definitive proxy statement filed with the commission on March 30, 2012. Here incorporated by reference.

10.3	Amended and Restated Executive Stock Incentive Plan. (1)

10.4	Directors’ Stock Purchase Plan. (1)

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.7	Amended and Restated Employee Stock Purchase Plan. (1)

Page | 70

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to: Thomas L. Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan, 49345.

Page | 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 27, 2017
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2017
Kelly J. Potes

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 27, 2017
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 27, 2017
Paul L. Johnson

*/s/ Frank G. Berris	Director	March 27, 2017
Frank G. Berris

*/s/ Keith D. Brophy	Director	March 27, 2017
Keith D. Brophy

*/s/ K. Timothy Bull	Director	March 27, 2017
K. Timothy Bull

*/s/ William F. Cutler, Jr.	Director	March 27, 2017
William F. Cutler, Jr.

*/s/ Jack G. Hendon	Director	March 27, 2017
Jack G. Hendon

*/s/ Raymond A. Lanning	Director	March 27, 2017
Raymond A. Lanning

*/s/ Dennis C. Nelson	Director	March 27, 2017
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 27, 2017
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 27, 2017
Roxanne M. Page

*/s/ James A. Bosserd	Director	March 27, 2017
James A. Bosserd

* By /s/ Thomas L. Lampen
Attorney-in-Fact

Page | 72