Form 10-Q
period 2017-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2017-05-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2017, the Registrant had outstanding 3,285,828 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2017	2016
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$11,315	$14,809

Securities available for sale (Note 2)	180,314	174,388
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	2,308	1,974
Loans to other financial institutions	3,507	—
Loans (Note 3)	373,291	369,000
Allowance for loan losses (Note 3)	(4,325)	(4,277)
Loans, net	368,966	364,723

Premises and equipment, net	12,459	12,588
Other real estate owned, net	472	437
Cash value of life insurance policies	14,216	14,117
Goodwill	13,728	13,728
Other assets	6,873	7,040
Total assets	$617,726	$607,371

Liabilities
Deposits – noninterest-bearing	$127,945	$127,611
Deposits – interest-bearing	380,422	384,775
Total deposits	508,367	512,386

Repurchase agreements	4,606	7,913
Federal funds purchased	3,873	—
Advances from Federal Home Loan Bank	24,293	12,301
Other liabilities	3,289	3,073
Total liabilities	544,428	535,673

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,280,896 at March 31, 2017 and 3,277,944 at December 31, 2016	46,403	46,299
Retained earnings	26,886	25,997
Accumulated other comprehensive income (loss), net	9	(598)
Total shareholders’ equity	73,298	71,698
Total liabilities and shareholders’ equity	$617,726	$607,371

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2017	2016
Interest income
Loans, including fees	$4,164	$3,996
Securities:
Taxable	621	553
Tax exempt	361	366
Other	15	6
Total interest income	5,161	4,921

Interest expense
Deposits	248	209
Advances from Federal Home Loan Bank	55	30
Other	3	2
Total interest expense	306	241

Net interest income	4,855	4,680
Provision for loan losses	—	—

Net interest income after provision for loan losses	4,855	4,680

Noninterest income
Customer service charges	974	960
Insurance and investment commissions	238	223
Gains on sales of loans	224	419
Gains on sales of securities	66	70
Losses on sales and write-downs of other assets	—	(23)
Earnings on life insurance policies	99	88
Other	131	106
Total noninterest income	1,732	1,843

Noninterest expense
Salaries and benefits	2,515	2,411
Occupancy and equipment	708	641
Data processing	576	559
Professional fees	229	236
Supplies and postage	101	125
Advertising and promotional	54	43
Intangible amortization	—	112
Loan and collection expense	6	22
FDIC insurance	54	67
Other	426	581
Total noninterest expense	4,669	4,797

Income before income tax	1,918	1,726
Income tax expense	472	452

Net income	$1,446	$1,274

Basic earnings per share (Note 4)	$0.44	$0.39
Diluted earnings per share (Note 4)	$0.44	$0.39
Dividends declared per share	$0.17	$0.17

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2017	2016
Net income	$1,446	$1,274

Other comprehensive income:
Changes in net unrealized gains on investment securities available for sale, net of tax expense of $336 and $365 for the periods ended March 31, 2017 and 2016 respectively	651	709

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $22 and $24 for the periods ended March 31, 2017 and 2016 respectively	(44)	(46)

Change in adjustment for pension and other postretirement benefits, net of tax benefit (expense) for the periods ended March 31, 2017 and 2016 respectively	0	0

Other comprehensive income, net of tax	607	663

Comprehensive income	$2,053	$1,937

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			1,274		1,274
Other comprehensive income				663	663
Shares issued	2,288	34			34
Change in ESOP repurchase obligation		127			127
Effect of employee stock purchases		8			8
Stock-based compensation expense		39			39
Cash dividends declared ($0.17 per share)			(561)		(561)

Balance, March 31, 2016	3,297,516	$46,709	$22,851	$1,866	$71,426

Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			1,446		1,446
Other comprehensive income				607	607
Shares issued	1,952	42			42
Effect of employee stock purchases		3			3
Stock options exercised	1,000	13			13
Stock-based compensation expense		46			46
Cash dividends declared ($0.17 per share)			(557)		(557)

Balance, March 31, 2017	3,280,896	$46,403	$26,886	$9	$73,285

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,446	$1,274
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	320	258
Amortization	282	393
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	71	47
Gains on sales of securities	(66)	(70)
Gains on sales of loans	(224)	(419)
Loans originated for sale	(6,629)	(9,128)
Proceeds from loan sales	6,759	12,934
Earnings on bank-owned life insurance	(99)	(88)
Losses on sales of other real estate owned	—	4
Proceeds from sales of other real estate owned	172	28
Deferred federal income tax benefit	4	47
Net changes in other assets	184	(109)
Net changes in other liabilities	(101)	121
Net cash from operating activities	2,119	5,292

Cash flows from investing activities:
Securities available for sale:
Sales	6,671	2,217
Maturities, prepayments and calls	1,342	5,602
Purchases	(13,184)	(18,060)
Loan originations, payments and loans to financial institutions, net	(8,266)	(2,109)
Additions to premises and equipment	(191)	(173)
Net cash from investing activities	(13,628)	(12,523)

Cash flows from financing activities:
Net change in deposits	(4,019)	5,155
Net change in repurchase agreements	(3,307)	(1,105)
Net change in federal funds purchased	3,873	4,100
Proceeds from Federal Home Loan Bank advances	24,000	92,000
Payments on Federal Home Loan Bank advances	(12,008)	(91,007)
Cash proceeds from the issuance of common stock	33	34
Cash dividends	(557)	(561)
Net cash from financing activities	8,015	8,616

Net change in cash and cash equivalents	(3,494)	1,385
Beginning cash and cash equivalents	14,809	11,187

Ending cash and cash equivalents	$11,315	$12,572

Supplemental disclosures of cash flow information:
Cash paid for interest	$306	$240
Loans transferred to other real estate owned	207	—

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, the Consolidated Statements of Income for the three-month periods ended March 31, 2017 and March 31, 2016, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2017 and March 31, 2016, the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2017 and March 31, 2016, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2017 and March 31, 2016. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2016.

Loans to Other Non-Financial Institutions

The Bank entered into an agreement with another financial institution this year to fund mortgage loans. Loans to other non-financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 7 different mortgage bankers, with the largest creditor outstanding representing 60% of the total at March 31, 2017.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interest for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At March 31, 2017, there was no participating interest with delinquent payments over 30 days and no participating interest in advances that was over 30 days. Year to date, there have been no losses or charge-offs of participating interest.

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

Stock Transactions

A total of 921 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $22,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2017. A total of 1,000 shares were issued upon the exercise of stock options and 1,031 shares were issued under the Employee Stock Purchase Plan in the first quarter of 2017.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$60,529	$41	$(599)	$59,971
U.S. Treasury	4,104	—	(21)	4,083
State and municipal	93,547	948	(577)	93,918
Mortgage-backed	7,535	24	(115)	7,444
Corporate	7,003	18	(26)	6,995
Foreign debt	4,513	—	(96)	4,417
Equity securities	3,067	262	—	3,329
Asset-backed securities	158	—	(1)	157
Total	$180,456	$1,293	$(1,435)	$180,314

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$59,864	$34	$(846)	$59,052
U.S. Treasury	4,111	—	(39)	4,072
State and municipal	89,169	748	(944)	88,973
Mortgage-backed	7,925	19	(155)	7,789
Corporate	7,069	12	(40)	7,041
Foreign debt	4,514	—	(114)	4,400
Equity securities	2,617	266	—	2,883
Asset-backed securities	182	—	(4)	178
Total	$175,451	$1,079	$(2,142)	$174,388

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2017. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2017
Beginning balance	$433	$688	$305	$1,438	$62	$1,014	$337	$4,277
Charge-offs	—	(10)	(80)	—	—	(35)	—	(125)
Recoveries	—	—	52	112	—	9	—	173
Provision	(27)	67	9	(136)	(39)	(261)	387	—
Ending balance	$406	$745	$286	$1,414	$23	$727	$724	$4,325

Individually evaluated for impairment	$36	$25	$6	$98	$—	$276	$—	$441

Collectively evaluated for impairment	$370	$720	$280	$1,316	$23	$451	$724	$3,884

December 31, 2016
Individually evaluated for impairment	$3	$11	$2	$91	$—	$296	$—	$403
Collectively evaluated for impairment	$430	$677	$303	$1,347	$62	$717	$338	$3,874

Three Months Ended March 31, 2016
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(33)	(39)	—	—	(69)	—	(141)
Recoveries	—	15	42	8	—	7	—	72
Provision	(38)	123	(28)	100	(3)	24	(178)	—
Ending balance	$382	$691	$272	$1,138	$43	$1,350	$249	$4,125

Individually evaluated for impairment	$2	$9	$2	$219	$—	$343	$—	$575

Collectively evaluated for impairment	$380	$682	$270	$919	$43	$1,007	$249	$3,550

Loans March 31, 2017
Individually evaluated for impairment	$482	$495	$34	$1,141	$—	$2,546		$4,698
Collectively evaluated for impairment	38,046	100,559	22,324	115,191	5,035	87,438		368,593
Ending balance	$38,528	$101,054	$22,358	$116,332	$5,035	$89,984		$373,291

December 31, 2016
Individually evaluated for impairment	$526	$301	$28	$1,073	$—	$2,983		$4,911
Collectively evaluated for impairment	44,088	95,787	21,568	109,689	6,153	86,804		364,089
Ending balance	$44,614	$96,088	$21,596	$110,762	$6,153	$89,787		$369,000

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
Risk ratings 1 and 2	$10,581	$12,005	$13,642	$12,135	$7,880	$8,013
Risk rating 3	21,057	23,852	60,523	56,714	66,400	59,343
Risk rating 4	5,647	7,505	25,650	25,895	38,616	39,641
Risk rating 5	761	726	857	1,267	1,795	1,867
Risk rating 6	482	526	382	77	1,641	1,898
Risk rating 7	—	—	—	—	—	—
	$38,528	$44,614	$101,054	$96,088	$116,332	$110,762

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$22,345	$21,590	$5,035	$6,153	$89,620	$88,767
Nonperforming	8	—	—	—	50	229
Nonaccrual	5	6	—	—	314	791
	$22,358	$21,596	$5,035	$6,153	$89,984	$89,787

The following schedule provides information on loans that were considered TDRs that were modified during the three months ended March 31, 2017 and March 31, 2016:

	March 31, 2017			March 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	—	$—	$—	1	$128	$128
Residential real estate	—	—	—	1	30	30
	—	$—	$—	2	$158	$158

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

The following schedule provides information on TDRs as of March 31, 2017 and 2016 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2017 and March 31, 2016 that had been modified during the year prior to the default:

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	1	$105	1	$128
Residential real estate	1	126	—	—
	2	$231	1	$128

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2017
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	177	316	—
Consumer	—	—	—
Commercial real estate	102	205	—
Residential real estate	—	—	—
Subtotal	279	521	—
With an allowance recorded
Agricultural	482	486	36
Commercial and industrial	318	179	25
Consumer	34	34	6
Commercial real estate	1,039	1,207	98
Residential real estate	2,546	2,495	276
Subtotal	4,419	4,401	441
Total
Agricultural	482	486	36
Commercial and industrial	495	495	25
Consumer	34	34	6
Commercial real estate	1,141	1,412	98
Residential real estate	2,546	2,495	276
Total	$4,698	$4,922	$441

December 31, 2016
With no related allowance recorded
Agricultural	$482	$485	$—
Commercial and industrial	206	207	—
Consumer	—	—	—
Commercial real estate	342	939	—
Residential real estate	301	292	—
Subtotal	1,331	1,923	—
With an allowance recorded
Agricultural	44	44	3
Commercial and industrial	95	95	11
Consumer	28	28	2
Commercial real estate	731	804	91
Residential real estate	2,682	2,711	296
Subtotal	3,580	3,682	403
Total
Agricultural	526	529	3
Commercial and industrial	301	302	11
Consumer	28	28	2
Commercial real estate	1,073	1,743	91
Residential real estate	2,983	3,003	296
Total	$4,911	$5,605	$403

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2017 and 2016:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
March 31, 2017
With no related allowance recorded
Agricultural	$241	$—
Commercial and industrial	191	1
Consumer	—	—
Commercial real estate	222	—
Residential real estate	151	—
Subtotal	805	1
With an allowance recorded
Agricultural	263	—
Commercial and industrial	207	3
Consumer	31	1
Commercial real estate	885	14
Residential real estate	2,614	26
Subtotal	4,000	44
Total
Agricultural	504	—
Commercial and industrial	398	4
Consumer	31	1
Commercial real estate	1,107	14
Residential real estate	2,765	26
Total	$4,805	$45

March 31, 2016
With no related allowance recorded
Agricultural	$64	$2
Commercial and industrial	37	—
Consumer	—	—
Commercial real estate	1,400	4
Residential real estate	49	1
Subtotal	1,550	7
With an allowance recorded
Agricultural	49	—
Commercial and industrial	214	(3)
Consumer	23	0
Commercial real estate	1,536	10
Residential real estate	2,545	24
Subtotal	4,367	31
Total
Agricultural	113	2
Commercial and industrial	251	(3)
Consumer	23	0
Commercial real estate	2,936	14
Residential real estate	2,594	25
Total	$5,917	$39

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
March 31, 2017
Agricultural	$—	$—	$482	$482	$38,046	$38,528	$—
Commercial and industrial	—	—	235	235	100,819	101,054	—
Consumer	92	16	13	121	22,237	22,358	8
Commercial real estate	191	24	—	215	116,117	116,332	—
Construction real estate	—	—	—	—	5,035	5,035	—
Residential real estate	3,070	157	82	3,309	86,675	89,984	50
	$3,353	$197	$812	$4,362	$368,929	$373,291	$58

December 31, 2016
Agricultural	$—	$—	$—	$—	$44,614	$44,614	$—
Commercial and industrial	—	30	245	275	95,813	96,088	—
Consumer	99	2	6	107	21,489	21,596	—
Commercial real estate	—	—	260	260	110,502	110,762	—
Construction real estate	—	—	—	—	6,153	6,153	—
Residential real estate	1,027	109	646	1,782	88,005	89,787	229
	$1,126	$141	$1,157	$2,424	$366,576	$369,000	$229

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Agricultural	$482	$482
Commercial and industrial	374	245
Consumer	5	6
Commercial real estate	261	458
Construction real estate	—	—
Residential real estate	314	792
	$1,436	$1,983

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2017	2016
Basic Earnings Per Share
Net income available to common shareholders	$1,446	$1,274
Weighted average common shares outstanding	3,279,001	3,296,238
Basic earnings per share	$0.44	$0.39
Diluted Earnings Per Share
Net income available to common shareholders	$1,446	$1,274
Weighted average common shares outstanding	3,279,001	3,296,238
Plus dilutive stock options and restricted stock units	6,232	8,265
Weighted average common shares outstanding and potentially dilutive shares	3,285,233	3,304,503
Diluted earnings per share	$0.44	$0.39

There were 30,000 stock options as of March 31, 2017 and March 31, 2016 that are considered to be anti-dilutive to earnings per share for the three-month periods ended March 31, 2017 and March 31, 2016. These stock options have been excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2017
Assets:
Cash and due from banks	$11,315	$11,315	$11,315	$—	$—
Securities available for sale	180,314	180,314	1,829	163,277	15,208
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	2,308	2,390	—	—	2,390
Loans to other financial institutions	3,507	3,507			3,507
Loans, net	368,966	369,432	—	—	369,432

Liabilities:
Noninterest-bearing deposits	127,945	127,945	—	127,945	—
Interest-bearing deposits	380,422	379,451	—	379,451	—
Repurchase agreements	4,606	4,606	—	4,606	—
Federal funds purchased	3,873	3,873	—	3,873	—
Federal Home Loan Bank advances	24,293	24,306	—	24,306	—

December 31, 2016
Assets:
Cash and due from banks	$14,809	$14,809	$14,809	$—	$—
Securities available for sale	174,388	174,388	1,383	157,902	15,103
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,974	2,044	—	2,044	—
Loans, net	364,723	365,780	—	—	365,780

Liabilities:
Noninterest-bearing deposits	127,611	127,611	—	127,611	—
Interest-bearing deposits	384,775	383,879	—	383,879	—
Repurchase agreements	7,913	7,913	—	7,913	—
Federal Home Loan Bank advances	12,301	12,323	—	12,323	—

The estimated fair values approximate the carrying amounts for all assets and liabilities except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at March 31, 2017 and December 31, 2016 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at March 31, 2017 and December 31, 2016 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about assets and liabilities measured at fair value on a recurring basis and the valuation techniques used to determine those fair values.

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

There were no liabilities measured at fair value as of March 31, 2017 or December 31, 2016. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – March 31, 2017
U.S. Treasury notes and bonds	$—	$4,083	$—	$4,083
U.S. Government and federal agency	—	59,971	—	59,971
State and municipal	—	80,210	13,708	93,918
Mortgage-backed	—	7,444	—	7,444
Corporate	—	6,995	—	6,995
Foreign debt	—	4,417	—	4,417
Equity securities	1,829	—	1,500	3,329
Asset backed securities	—	157	—	157
Total	$1,829	$163,277	$15,208	$180,314

Investment Securities, Available for Sale - December 31, 2016
U.S. Treasury notes and bonds	$—	$4,072	$—	$4,072
U.S. Government and federal agency	—	59,052	—	59,052
State and municipal	—	75,370	13,603	88,973
Mortgage-backed	—	7,789	—	7,789
Corporate	—	7,041	—	7,041
Foreign debt	—	4,400	—	4,400
Equity securities	1,383	—	1,500	2,883
Asset backed securities	—	178	—	178
Total	$1,383	$157,902	$15,103	$174,388

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2017	2016
Investment Securities, Available for Sale
Balance, January 1	$15,103	$11,799
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	111	31
Net purchases, sales, calls, and maturities	(6)	(18)
Net transfers into Level 3	—	—
Balance, March 31	$15,208	$11,812

Of the Level 3 assets that were held by the Bank at March 31, 2017, the net unrealized gain as of March 31, 2017 was $196,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no purchases or sales of Level 3 securities in the first quarter of 2017.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and equity securities of community banks. The Bank estimates the fair value of these bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2017	$4,698	$—	$—	$4,698
December 31, 2016	$4,911	$—	$—	$4,911

Other Real Estate
March 31, 2017	$472	$—	$—	$472
December 31, 2016	$437	$—	$—	$437

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2016. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2017 was $1,446,000, which represented an increase of $172,000 or 14% compared to the same period in 2016. Growth in net interest income and a reduction in noninterest expense was partially offset by lower noninterest income in the first quarter of 2017 compared to the first quarter of 2016. Basic and diluted earnings per common share were both $0.44 for the first quarter of 2017 compared to $0.39 for both in the same period in 2016. The return on average assets and return on average shareholders’ equity percentages were 0.94% and 7.95%, respectively, for the first quarter of 2017, compared to 0.88% and 7.18%, respectively, for the same period in 2016.

Dividends

Cash dividends of $557,000 or $0.17 per share were declared in the first quarter of 2017, compared to $561,000 or $0.17 per share in the first quarter of 2016. The cash dividend payout percentage was 39% for the first three months of 2017, compared to 44% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2017 and 2016. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$372,411	$4,167	4.48%	$353,585	$3,999	4.52%
Taxable securities (2) (3)	124,349	621	2.00	113,254	553	1.95
Nontaxable securities (1) (2)	55,829	545	3.90	53,222	552	4.15
Other	6,946	15	0.86	5,177	6	0.46
Interest-earning assets	559,535	5,348	3.82	525,238	5,110	3.89
Noninterest-earning assets	55,566			52,946
Total assets	$615,101			$578,184

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$212,223	104	0.20%	$194,923	67	0.14%
Savings deposits	77,270	4	0.02	71,860	7	0.04
Certificates of deposit	91,671	140	0.61	88,112	136	0.62
Advances from Federal Home Loan Bank	24,420	55	0.90	20,104	29	0.58
Other	8,067	3	0.15	10,414	2	0.08
Interest-bearing liabilities	413,651	306	0.30	385,413	241	0.25
Noninterest-bearing demand deposits	126,005			120,109
Other noninterest-bearing liabilities	2,756			1,703
Total liabilities	542,412			507,225
Shareholders’ equity	72,689			70,959
Total liabilities and shareholders’ equity	$615,101			$578,184

Net interest income (tax-equivalent basis)-interest spread		5,042	3.52%		4,869	3.64%
Tax-equivalent adjustment (1)		(187)			(189)
Net interest income		$4,855			$4,680
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.60%			3.71%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2017 Over 2016
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$168	$424	$(256)
Taxable securities	68	55	13
Nontaxable securities (2)	(7)	115	(122)
Other	9	3	6
Net change in tax-equivalent interest income	238	597	(359)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	37	7	30
Savings deposits	(3)	3	(6)
Certificates of deposit	4	12	(8)
Advances from Federal Home Loan Bank	26	8	18
Other	1	(3)	4
Net change in interest expense	65	27	38
Net change in tax-equivalent net interest income	$173	$570	$(397)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $187,000 and $189,000 for the three months ended March 31, 2017 and 2016, respectively. These adjustments were computed using a 34% federal income tax rate.

Tax-equivalent net interest income increased $173,000 in the first three months of 2017 compared to the same period in 2016. The effect of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities and Federal Home Loan Bank advances in the first quarter of 2017 compared to the same quarter in the prior year. Despite a reduction of 12 basis points in the net interest spread from 3.64% in the first quarter of 2016 to 3.52% in the same quarter in 2017, net interest income increased $175,000 during the first quarter of 2017 compared to the first quarter of 2016.

The average balance of loans increased $18.8 million in the first quarter of 2017 compared to the same period in 2016. Average commercial and industrial loans drove this growth with an increase of $18.7 million during the first quarter of 2017 compared to the first quarter of 2016. An increase of $1.9 million in consumer loans was virtually offset by a decline in residential mortgage loans. The increase in the average loans balance was offset by a 4 basis point decrease in the average rate earned. This caused tax-equivalent interest income from loans to increase $168,000 in the first quarter of 2017 compared to the same period in the prior year. The average balance of total securities grew $13.7 million in the first three months of 2017 compared to the same period in 2016. Additional securities were purchased in 2016 and in the first quarter of 2017 to provide liquidity and earning asset growth. As a result, tax-equivalent securities income grew $61,000 in the first quarter of 2017 compared to the same quarter in 2016.

The average balance of interest-bearing demand deposits increased $17.3 million in the first three months of 2017 compared to the same period in 2016. In addition to the higher average balance, an increase of 6 basis points in the average rate paid caused interest expense to increase $37,000 in the first quarter of 2017 compared to the same quarter in 2016. The average balance of savings deposits increased $5.4 million in the first quarter of 2017 compared to the same quarter in the prior year. The impact of the savings deposit growth was offset by a 2 basis point drop in the average rate paid, resulting in a decrease in interest expense of $3,000 in the first three months of 2017 compared to the same period in 2016. The average balance of certificates of deposit was up $3.6 million in the first quarter of 2017 compared to the same period in 2016. The growth in certificates of deposit less a 1 basis point reduction in the average rate paid on certificates caused interest expense to increase $4,000 in the first quarter of 2017 compared to the same period in 2016. The effect of $4.3 million of growth in the average balance of Federal Home Loan Bank advances plus the impact of a 32 basis point increase in the average rate paid caused interest expense to increase $26,000 in the first quarter of 2017 compared to the same quarter in 2016.

ChoiceOne’s net interest income spread was 3.52% in the first quarter of 2017, compared to 3.64% for the first quarter of 2016. The decline in the interest spread was due to a 7 basis point decrease in the average rate earned on interest earning assets in the first quarter of 2017 compared to the same quarter in 2016, plus a 5 basis point increase in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2016 and the first quarter of 2017. Interest rates on loans are also being impacted by rate pressure from some of ChoiceOne’s competing financial institutions. The increase in the rate paid on interest-bearing liabilities resulted primarily from recent increases in short-term interest rates which affected ChoiceOne’s borrowing costs.

Provision and Allowance for Loan Losses

Total loans increased $7.8 million in the first quarter of 2017, while the allowance for loan losses increased $48,000 during the same period. The provision for loan losses was $0 in both the first quarter of 2017 and the first quarter of 2016. Nonperforming loans were $4.3 million as of March 31, 2017, compared to $5.1 million as of December 31, 2016 and $6.3 million as of March 31, 2016. The decline in nonperforming loans in the first quarter of 2017 was primarily due to a reduction in nonaccrual loans. The allowance for loan losses was 1.15% of total loans at March 31, 2017, compared to 1.16% at December 31, 2016 and 1.17% at March 31, 2016.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2017		2016
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	10	—	33	15
Consumer	80	52	39	42
Real estate, commercial	—	112	—	8
Real estate, residential	35	9	69	7
	$125	$173	$141	$72

Net recoveries were $48,000 in the first quarter of 2017, compared to net charge-offs of $69,000 during the same time period in 2016. Net recoveries on an annualized basis as a percentage of average loans were 0.05% in the first three months of 2017 compared to net charge-offs of 0.08% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2017, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $111,000 in the first quarter of 2017 compared to the same period in 2016. Gains on sales of loan were $195,000 lower in the first quarter of 2017 than in the first quarter of the prior year. Increases in residential mortgage rates in late 2016 has caused loan originations volume to decrease in early 2017. Losses on sales and write-downs of other assets showed $23,000 of improvement in the first quarter of 2017 compared to the same period in 2016 as activity was limited in early 2017. An increase of $25,000 in other noninterest income in 2017 compared to 2016 was due to a number of small fluctuations.

Noninterest Expense

Total noninterest expense decreased $128,000 in the first quarter of 2017 compared to the same period in 2016. The increase of $104,000 in salaries and benefits in the first quarter of 2017 compared to the same period in 2016 resulted from higher salaries from raises and additional personnel as well as other compensation items. Growth of $67,000 in occupancy and equipment expense was caused by higher depreciation expense from asset additions in late 2016 and early 2017. Intangible amortization expense was $112,000 lower in the first quarter of 2017 than in the same quarter in the prior year as intangible assets were fully amortized at the end of 2016. The decline of $155,000 in other noninterest expense was due to lower training, donations, and FDIC insurance expense as well as fluctuations in other expense areas.

Income Tax Expense

Income tax expense was $472,000 in the first quarter of 2017 compared to $452,000 for the same period in 2016. The effective tax rate was 24.6% for the first quarter of 2017 and 26.2% for the first quarter of 2016.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $5.9 million from December 31, 2016 to March 31, 2017. The increase in the securities portfolio resulted from ChoiceOne’s desire to supplement growth in earning assets. Various securities totaling $13.2 million were purchased in the first three months of 2017 offset by approximately $0.8 million called or matured during that same time period. Principal repayments on securities totaled $0.5 million in the first three months of 2017. Approximately $6.7 million of securities were sold in the first three months of 2017 for a net gain of $66,000.

Loans

The loan portfolio (excluding loans held for sale and loans to other financial institutions) increased $4.3 million from December 31, 2016 to March 31, 2017. Increases of $5.0 million, $5.5 million, $0.8 million, and $0.2 million in commercial and industrial loans, commercial real estate loans, consumer loans, and residential real estate loans, respectively were offset partially by reductions of $6.1 million and $1.1 million in agricultural and construction real estate loans, respectively. The decrease in agricultural loans was caused in part by seasonal pay downs by borrowers. The increase in commercial and industrial loans and commercial real estate loans was due in part to a new lending office in downtown Grand Rapids and increased calling efforts in ChoiceOne’s established markets.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.7 million at March 31, 2017, compared to $4.9 million as of December 31, 2016. A decline of $437,000 in impaired residential real estate loans was partially offset by smaller fluctuations in the other loan categories in the first quarter of 2017.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2017	2016
Loans accounted for on a nonaccrual basis	$1,436	$1,983
Accruing loans contractually past due 90 days or more as to principal or interest payments	58	229
Loans considered troubled debt restructurings	2,794	2,853
Total	$4,288	$5,065

At March 31, 2017, nonaccrual loans included $482,000 in agricultural loans, $374,000 in commercial and industrial loans, $261,000 in commercial real estate loans, $5,000 in consumer loans, and $314,000 in residential real estate loans. At December 31, 2016, nonaccrual loans included $482,000 in agricultural loans, $245,000 in commercial and industrial loans, $6,000 in consumer loans, $458,000 in commercial real estate loans, and $792,000 in residential real estate loans. Approximately 93% of the balance of loans considered troubled debt restructurings was performing according to their restructured terms as of March 31, 2017. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2017.

Deposits and Borrowings

Total deposits decreased $4.0 million in the first quarter of 2017. Checking and savings deposits decreased $13.3 million, while certificates of deposit grew $9.4 million in the first three months of 2017. The decline in checking and savings accounts was primarily due to seasonal fluctuations for ChoiceOne’s depositors. $7.0 million of the growth in certificates of deposit in the first quarter of 2017 was caused by increased brokered certificates.

A decrease of $3.3 million in repurchase agreements in the first three months of 2017 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal funds purchased increased $3.9 million and Federal Home Loan Bank advances grew $12.0 million in the first quarter of 2017 as deposit growth was insufficient to fund loan and securities growth during the time period.

Shareholders’ Equity

Total shareholders’ equity increased $1.6 million from December 31, 2016 to March 31, 2017. Growth in equity resulted from the current quarter’s net income, an increase in accumulated other comprehensive income, and proceeds from the issuance of ChoiceOne stock, which was partially offset by cash dividends paid. The $607,000 increase in accumulated other comprehensive income since the end of 2016 was caused by an increase in net unrealized gains on available for sale securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$63,880	13.9%	$36,786	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	59,561	13.0	20,692	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	59,561	13.0	27,590	6.0	N/A	N/A
Tier 1 capital (to average assets)	59,561	9.9	24,082	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$59,644	13.0%	$36,587	8.0%	$45,734	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	55,324	12.1	20,580	4.5	29,727	6.5
Tier 1 capital (to risk weighted assets)	55,324	12.1	27,440	6.0	36,587	8.0
Tier 1 capital (to average assets)	55,324	9.2	23,945	4.0	29,931	5.0

December 31, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$62,822	14.2%	$35,289	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	58,568	13.3	19,850	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	58,568	13.3	26,467	6.0	N/A	N/A
Tier 1 capital (to average assets)	58,568	9.9	23,641	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$58,963	13.4%	$35,119	8.0%	$43,899	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	54,709	12.5	19,754	4.5	28,534	6.5
Tier 1 capital (to risk weighted assets)	54,709	12.5	26,339	6.0	35,119	8.0
Tier 1 capital (to average assets)	54,709	9.3	23,504	4.0	29,380	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2017 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $2.1 million for the three months ended March 31, 2017 compared to $5.3 million provided in the same period a year ago. The decrease was caused by a decline in net proceeds from loans originated for sale. Net cash used for investing activities was $13.6 million for the first three months of 2017 compared to $12.5 million in the same period in 2016. The change was a lower level of purchases of securities offset by a higher level of loan growth. Net cash provided from financing activities was $8.0 million in the three months ended March 31, 2017 compared to $8.6 million in the same period in the prior year. This small decline resulted from a decline in deposits in the current year in contrast with growth in the prior year. The effect of this was offset by a higher level of net proceeds from Federal Home Loan Bank advances.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2016. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne’s risk factors, as compared to the information disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 25, 2017 ChoiceOne issued 921 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $22,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

ChoiceOne did not repurchase any of its common stock during the first quarter of 2017.

Item 5. Other Information

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 12, 2017	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2017	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)