Form 10-Q
period 2017-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2017-08-10
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

 Yes  ☐         No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of July 31, 2017, the Registrant had outstanding 3,453,063 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2017	2016
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$17,050	$14,809

Securities available for sale (Note 2)	180,448	174,388
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	1,990	1,974
Loans to other financial institutions	4,162	—
Loans (Note 3)	379,448	369,000
Allowance for loan losses (Note 3)	(4,098)	(4,277)
Loans, net	375,350	364,723

Premises and equipment, net	12,473	12,588
Cash value of life insurance policies	14,315	14,117
Goodwill	13,728	13,728
Other assets	6,984	7,477
Total assets	$630,067	$607,371

Liabilities
Deposits – noninterest-bearing	$133,956	$127,611
Deposits – interest-bearing	390,388	384,775
Total deposits	524,344	512,386

Repurchase agreements	2,302	7,913
Advances from Federal Home Loan Bank	24,284	12,301
Other liabilities	3,609	3,073
Total liabilities	554,539	535,673

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,452,354 at June 30, 2017 and 3,277,944 at December 31, 2016	50,295	46,299
Retained earnings	24,148	25,997
Accumulated other comprehensive income (loss), net	1,085	(598)
Total shareholders’ equity	75,528	71,698
Total liabilities and shareholders’ equity	$630,067	$607,371

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$4,401	$4,087	$8,565	$8,083
Securities:
Taxable	663	584	1,284	1,137
Tax exempt	352	363	713	729
Other	9	3	24	9
Total interest income	5,425	5,037	10,586	9,958

Interest expense
Deposits	292	199	540	408
Advances from Federal Home Loan Bank	52	45	107	75
Other	4	3	7	5
Total interest expense	348	247	654	488

Net interest income	5,077	4,790	9,932	9,470
Provision for loan losses	25	—	25	—

Net interest income after provision for loan losses	5,052	4,790	9,907	9,470

Noninterest income
Customer service charges	1,049	1,030	2,023	1,990
Insurance and investment commissions	262	226	500	449
Gains on sales of loans	341	419	565	838
Gains on sales of securities	60	156	126	226
(Losses) gains on sales and write-downs of other assets	4	—	4	(23)
Earnings on life insurance policies	99	89	198	177
Other	127	131	258	236
Total noninterest income	1,942	2,051	3,674	3,893

Noninterest expense
Salaries and benefits	2,591	2,565	5,106	4,976
Occupancy and equipment	689	692	1,397	1,333
Data processing	554	539	1,130	1,098
Professional fees	262	232	491	468
Supplies and postage	90	95	191	220
Advertising and promotional	73	89	127	132
Intangible amortization	—	112	—	224
FDIC insurance	46	73	100	140
Other	474	504	906	1,107
Total noninterest expense	4,779	4,901	9,448	9,698

Income before income tax	2,214	1,940	4,133	3,665
Income tax expense	580	495	1,052	947

Net income	$1,635	$1,445	$3,081	$2,719

Basic earnings per share (Note 4)	$0.47	$0.41	$0.89	$0.78
Diluted earnings per share (Note 4)	$0.47	$0.41	$0.89	$0.78
Dividends declared per share	$0.17	$0.16	$0.33	$0.32

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,635	$1,445	$3,081	$2,719

Other comprehensive income:

Changes in net unrealized gains on investment securities available for sale, net of tax expense of $557 and $347 for the three months ended June 30, 2017 and June 30, 2016 respectively. Changes in net unrealized gains on investment securities available for sale, net of tax expense of $910 and $712 for the six months ended June 30, 2017 and June 30, 2016 respectively.	1,082	673	1,766	1,382

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $21 and $53 for the three months ended June 30, 2017 and June 30, 2016 respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $43 and $77 for the six months ended June 30, 2017 and June 30, 2016 respectively.	(39)	(103)	(83)	(149)

Other comprehensive income, net of tax	1,043	570	1,683	1,233

Comprehensive income	$2,677	$2,015	$4,764	$3,952

See accompanying notes to interim consolidated financial statements

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			2,719		2,719
Other comprehensive income				1,233	1,233
Shares issued	7,142	130			130
Shares repurchased	(30,000)	(678)			(678)
Change in ESOP repurchase obligation		127			127
Effect of employee stock purchases		6			6
Restricted stock units issued	3,482	141			141
Cash dividends declared ($0.32 per share)			(1,123)		(1,123)

Balance, June 30, 2016	3,275,852	$46,227	$23,734	$2,436	$72,397

Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			3,081		3,081
Other comprehensive income				1,683	1,683
Shares issued	5,318	82			82
Effect of employee stock purchases		6			6
Stock options exercised	1,000	13			13
Stock-based compensation expense		116			116
Restricted stock units issued	4,104	—			—
Stock dividend declared (5%)	163,988	3,779	(3,779)		—
Cash dividends declared ($0.33 per share)			(1,152)		(1,152)

Balance, June 30, 2017	3,452,354	$50,295	$24,148	$1,085	$75,528

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,

	2017	2016
Cash flows from operating activities:
Net income	$3,081	$2,719
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	25	—
Depreciation	643	481
Amortization	549	799
Compensation expense on stock purchases and restricted stock units	163	147
Gains on sales of securities	(126)	(226)
Gains on sales of loans	(565)	(838)
Loans originated for sale	(14,456)	(22,737)
Proceeds from loan sales	14,180	25,633
Earnings on bank-owned life insurance	(198)	(177)
Gains on sales of other real estate owned	—	3
Proceeds from sales of other real estate owned	172	28
Deferred federal income tax expense/(benefit)	138	(86)
Net changes in other assets	309	25
Net changes in other liabilities	(468)	670
Net cash from operating activities	3,447	6,441

Cash flows from investing activities:
Securities available for sale:
Sales	12,520	11,157
Maturities, prepayments and calls	8,011	22,835
Purchases	(24,301)	(47,375)
Loan originations and payments, net	(14,378)	(7,849)
Additions to premises and equipment	(291)	(288)
Net cash from investing activities	(18,439)	(21,520)

Cash flows from financing activities:
Net change in deposits	11,958	(10,875)
Net change in repurchase agreements	(5,611)	(4,081)
Proceeds from Federal Home Loan Bank advances	117,500	202,000
Payments on Federal Home Loan Bank advances	(105,517)	(168,015)
Issuance of common stock	55	130
Repurchase of common stock	—	(678)
Cash dividends	(1,152)	(1,123)
Net cash from financing activities	17,233	17,358

Net change in cash and cash equivalents	2,241	2,279
Beginning cash and cash equivalents	14,809	11,187

Ending cash and cash equivalents	$17,050	$13,466

Supplemental disclosures of cash flow information:
Cash paid for interest	$596	$486
Cash paid for taxes	$800	$100
Loans transferred to other real estate owned	$207	$13

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2017 and June 30, 2016, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2017 and June 30, 2016, the Consolidated Statements of Changes in Shareholders’ Equity for the six-month periods ended June 30, 2017 and June 30, 2016, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2017 and June 30, 2016. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Stock Transactions

A total of 3,172 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $73,379 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2017. A total of 1,000 shares of common stock were issued upon the exercise of stock options in the first half of 2017. A total of 2,146 shares of common stock were issued to employees for a cash price of $41,564 under the Employee Stock Purchase Plan in the first half of 2017. A total of 4,104 shares of common stock were issued to employees for Restricted Stock Units that vested during the first six months of 2017.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		June 30, 2017
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$55,202	$38	$(292)	$54,948
U.S. Treasury	4,097	7	(10)	4,094
State and municipal	94,269	1,744	(172)	95,841
Mortgage-backed	10,165	37	(84)	10,118
Corporate	7,500	22	(14)	7,508
Foreign debt	4,512	—	(57)	4,455
Equity securities	3,083	269	—	3,352
Asset-backed securities	133	—	(1)	132
Total	$178,961	$2,117	$(630)	$180,448

		December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$59,864	$34	$(846)	$59,052
U.S. Treasury	4,111	—	(39)	4,072
State and municipal	89,169	748	(944)	88,973
Mortgage-backed	7,925	19	(155)	7,789
Corporate	7,069	12	(40)	7,041
Foreign debt	4,514	—	(114)	4,400
Equity securities	2,617	266	—	2,883
Asset-backed securities	182	—	(4)	178
Total	$175,451	$1,079	$(2,142)	$174,388

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the six months ended June 30, 2017. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of June 30, 2017, the fair value of securities as of June 30, 2017 and December 31, 2016, and the weighted average yields of securities as of June 30, 2017:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2017	2016

U.S. Government and federal agency	$22,353	$30,639	$1,956	$—	$54,948	$59,052
U.S. Treasury notes and bonds	—	4,094	—	—	4,094	4,072
State and municipal	9,360	47,344	36,353	2,784	95,841	88,973
Corporate	1,800	5,206	502	—	7,508	7,041
Foreign debt securities	999	3,456	—	—	4,455	4,400
Asset-backed securities	132	—	—	—	132	178
Total debt securities	34,644	90,739	38,811	2,784	166,978	163,716

Mortgage-backed securities	—	9,435	682	—	10,117	7,789
Equity securities (2)	—	—	1,001	2,351	3,352	2,883
Total	$34,644	$100,174	$40,494	$5,135	$180,447	$174,388

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.92%	1.56%	1.78%	—%	1.71%
U.S. Treasury notes and bonds	—	1.54	—	—	1.54
State and municipal (1)	2.93	3.11	3.45	2.00	3.19
Corporate	1.28	2.18	—	—	1.82
Foreign debt securities	1.10	1.44	—	—	1.37
Asset-backed securities	1.40	—	—	—	1.40
Mortgage-backed securities	—	2.15	2.05	—	2.14
Equity securities (2)	—	—	4.61	0.96	2.05

(1)  The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.

(2)  Equity securities are preferred and common stock that may or may not have a stated maturity.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2017
Beginning balance	$406	$745	$286	$1,414	$23	$727	$724	$4,325
Charge-offs	—	(352)	(57)	—	—	—	—	(409)
Recoveries	—	—	39	49	40	29	—	157
Provision	(11)	511	26	88	(39)	(7)	(543)	25
Ending balance	$395	$904	$294	$1,551	$24	$749	$181	$4,098

Six Months Ended June 30, 2017
Beginning balance	$433	$688	$305	$1,438	$62	$1,014	$337	$4,277
Charge-offs	—	(362)	(137)	—	—	(34)	—	(533)
Recoveries	—	—	91	161	40	37	—	329
Provision	(38)	578	35	(48)	(78)	(268)	(156)	25
Ending balance	$395	$904	$294	$1,551	$24	$749	$181	$4,098

Individually evaluated for impairment	$—	$27	$4	$65	$—	$271	$—	$367

Collectively evaluated for impairment	$395	$877	$290	$1,486	$24	$478	$181	$3,731

Three Months Ended June 30, 2016
Beginning balance	$382	$691	$272	$1,138	$43	$1,350	$249	$4,124
Charge-offs	—	—	(29)	—	—	—	—	(29)
Recoveries	—	8	28	23	—	142	—	201
Provision	18	(42)	6	(28)	2	(270)	315	0
Ending balance	$400	$657	$277	$1,133	$45	$1,222	$563	$4,296

Six Months Ended June 30, 2016
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(33)	(68)	—	—	(69)	—	(170)
Recoveries	—	23	69	31	—	149	—	272
Provision	(20)	81	(21)	72	(2)	(246)	136	0
Ending balance	$400	$657	$277	$1,133	$45	$1,222	$563	$4,296

Individually evaluated for impairment	$11	$11	$1	$177	$—	$364	$—	$564

Collectively evaluated for impairment	$389	$646	$276	$956	$45	$858	$563	$3,732

Loans June 30, 2017
Individually evaluated for impairment	$442	$309	$30	$887	$—	$2,715		$4,383
Collectively evaluated for impairment	41,303	101,185	23,373	116,065	5,437	87,702		375,065
Ending balance	$41,745	$101,494	$23,403	$116,952	$5,437	$90,417		$379,448

December 31, 2016
Individually evaluated for impairment	$526	$301	$28	$1,073	$—	$2,983		$4,911
Collectively evaluated for impairment	44,088	95,787	21,568	109,689	6,153	86,804		364,089
Ending balance	$44,614	$96,088	$21,596	$110,762	$6,153	$89,787		$369,000

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Risk ratings 1 and 2	$11,046	$12,005	$12,442	$12,135	$6,741	$8,013
Risk rating 3	22,173	23,852	60,843	56,714	69,070	59,343
Risk rating 4	7,715	7,505	27,402	25,895	37,610	39,641
Risk rating 5	369	726	515	1,267	1,904	1,867
Risk rating 6	442	526	292	77	1,627	1,898
Risk rating 7	—	—	—	—	—	—
	$41,745	$44,614	$101,494	$96,088	$116,952	$110,762

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$23,392	$21,590	$5,437	$6,153	$89,469	$88,767
Nonperforming	6	—	—	—	504	229
Nonaccrual	5	6	—	—	444	791
	$23,403	$21,596	$5,437	$6,153	$90,417	$89,787

The following schedule provides information on loans that were considered TDRs that were modified during the three and six month periods ended June 30, 2016. There were no loans that were considered TDRs that were modified during the three and six month periods ended June 30, 2017.

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

Impaired loans by loan category as of June 30, 2017 and 2016 were as follows:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2017
With no related allowance recorded
Agricultural	$442	$461	$—
Commercial and industrial	176	176	—
Consumer	—	—	—
Commercial real estate	97	227	—
Residential real estate	173	173	—
Subtotal	888	1,037	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	133	374	27
Consumer	30	30	4
Commercial real estate	790	868	65
Residential real estate	2,542	2,564	271
Subtotal	3,495	3,836	367
Total
Agricultural	442	461	—
Commercial and industrial	309	550	27
Consumer	30	30	4
Commercial real estate	887	1,095	65
Residential real estate	2,715	2,737	271
Total	$4,383	$4,873	$367

December 31, 2016
With no related allowance recorded
Agricultural	$482	$485	$—
Commercial and industrial	206	207	—
Consumer	—	—	—
Commercial real estate	342	939	—
Residential real estate	301	292	—
Subtotal	1,331	1,923	—
With an allowance recorded
Agricultural	44	44	3
Commercial and industrial	95	95	11
Consumer	28	28	2
Commercial real estate	731	804	91
Residential real estate	2,682	2,711	296
Subtotal	3,580	3,682	403
Total
Agricultural	526	529	3
Commercial and industrial	301	302	11
Consumer	28	28	2
Commercial real estate	1,073	1,743	91
Residential real estate	2,983	3,003	296
Total	$4,911	$5,605	$403

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
June 30, 2017
Agricultural	$—	$—	$—	$—	$41,745	$41,745	$—
Commercial and industrial	73	—	235	308	101,186	101,494	—
Consumer	30	49	6	85	23,318	23,403	6
Commercial real estate	106	—	24	130	116,822	116,952	—
Construction real estate	—	—	—	—	5,437	5,437	—
Residential real estate	172	579	619	1,370	89,047	90,417	504
	$381	$628	$884	$1,893	$377,555	$379,448	$510

December 31, 2016
Agricultural	$—	$—	$—	$—	$44,614	$44,614	$—
Commercial and industrial	—	30	245	275	95,813	96,088	—
Consumer	99	2	6	107	21,489	21,596	—
Commercial real estate	—	—	260	260	110,502	110,762	—
Construction real estate	—	—	—	—	6,153	6,153	—
Residential real estate	1,027	109	646	1,782	88,005	89,787	229
	$1,126	$141	$1,157	$2,424	$366,576	$369,000	$229

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2017	2016
Agricultural	$442	$482
Commercial and industrial	285	245
Consumer	5	6
Commercial real estate	250	458
Construction real estate	—	—
Residential real estate	443	792
	$1,425	$1,983

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2017	2016	2017	2016
Basic Earnings Per Share
Net income available to common shareholders	$1,635	$1,445	$3,081	$2,719

Weighted average common shares outstanding	3,449,800	3,464,828	3,446,409	3,462,939

Basic earnings per share	$0.47	$0.41	$0.89	$0.78

Diluted Earnings Per Share
Net income available to common shareholders	$1,635	$1,445	$3,081	$2,719

Weighted average common shares outstanding	3,449,800	3,464,828	3,446,409	3,462,939
Plus dilutive stock options and restricted stock units	4,049	5,437	3,482	5,550

Weighted average common shares outstanding and potentially dilutive shares	3,453,849	3,470,265	3,449,891	3,468,489

Diluted earnings per share	$0.47	$0.41	$0.89	$0.78

Note that 2016 share amounts have been adjusted for the 5% stock dividend occurring during 2017.

There were 31,500 stock options for the three months ended June 30, 2017 and 30,000 for the three months ended June 30, 2016 with an exercise price more than the current market price. These stock options have been excluded from the calculation of diluted earnings above. There were 47,250 stock options for the six months ended June 30, 2017 and 30,000 for the six months ended June 30, 2016 with an exercise price more than the current market price. These stock options have been excluded from the calculation of diluted earnings above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2017
Assets:
Cash and due from banks	$17,050	$17,050	$17,050	$—	$—
Securities available for sale	180,448	180,448	1,852	163,738	14,858

Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,990	2,051	—	—	2,051
Loans to other financial institutions	4,162	4,162			4,162
Loans, net	375,350	382,827	—	—	382,827

Liabilities:
Noninterest-bearing deposits	133,956	133,956	—	133,956	—
Interest-bearing deposits	390,388	389,473	—	389,473	—
Repurchase agreements	2,302	2,302	—	2,302	—
Federal Home Loan Bank advances	24,284	24,308	—	24,308	—

December 31, 2016
Assets:
Cash and due from banks	$14,809	$14,809	$14,809	$—	$—
Securities available for sale	174,388	174,388	1,383	157,902	15,103
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,974	2,044	—	2,044	—
Loans, net	364,723	365,780	—	—	365,780

Liabilities:
Noninterest-bearing deposits	127,611	127,611	—	127,611	—
Interest-bearing deposits	384,775	383,879	—	383,879	—
Repurchase agreements	7,913	7,913	—	7,913	—
Federal Home Loan Bank advances	12,301	12,323	—	12,323	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at June 30, 2017 and December 31, 2016 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at June 30, 2017 and December 31, 2016 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of June 30, 2017 or December 31, 2016. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Investment Securities, Available for Sale – June 30, 2017
U.S. Treasury notes and bonds	$—	$4,094	$—	$4,094
U.S. Government and federal agency	—	54,948	—	54,948
State and municipal	—	82,483	13,358	95,841
Mortgage-backed	—	10,118	—	10,118
Corporate	—	7,508	—	7,508
Foreign debt	—	4,455	—	4,455
Equity securities	1,852	—	1,500	3,352
Asset backed securities	—	132	—	132
Total	$1,852	$163,738	$14,858	$180,448

Investment Securities, Available for Sale - December 31, 2016
U.S. Treasury notes and bonds	$—	$4,072	$—	$4,072
U.S. Government and federal agency	—	59,052	—	59,052
State and municipal	—	75,370	13,603	88,973
Mortgage-backed	—	7,789	—	7,789
Corporate	—	7,041	—	7,041
Foreign debt	—	4,400	—	4,400
Equity securities	1,383	—	1,500	2,883
Asset backed securities	—	178	—	178
Total	$1,383	$157,902	$15,103	$174,388

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2017	2016
Investment Securities, Available for Sale
Balance, January 1	$15,103	$11,799
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	162	(187)
Net purchases, sales, calls, and maturities	(407)	387
Net transfers into Level 3	—	—
Balance, June 30	$14,858	$11,999

Of the Level 3 assets that were held by the Bank at June 30, 2017, the net unrealized gain for the six months ended June 30, 2017 was $162,000, which is recognized in other comprehensive income in the consolidated balance sheet. No level 3 securities were purchased during the first half of 2017, $401,000 of Level 3 securities matured or were called, and there were $6,000 in principal paydowns in the same period. Of the Level 3 assets that were held by the Bank at June 30, 2016, the net unrealized loss for the six months ended June 30, 2016 was $187,000, which is recognized in other comprehensive income in the consolidated balance sheet. $750,000 of Level 3 securities were purchased during the first half of 2016, $182,000 of Level 3 securities matured or were called, and there were $181,000 in principal payments in the same period.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2017	$4,383	$—	$—	$4,383
December 31, 2016	$4,911	$—	$—	$4,911

Other Real Estate
June 30, 2017	$472	$—	$—	$472
December 31, 2016	$437	$—	$—	$437

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

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2017 was $1,635,000, which represented an increase of $190,000 or 13% compared to the same period in 2016. Net income for the first six months of 2017 was $3,081,000, which represented an increase of $362,000 or 13% over the same period in 2016. Growth in net interest income and a reduction in noninterest expense was partially offset by lower noninterest income in both the second quarter and first half of 2017 compared to the same periods in the prior year. Basic and diluted earnings per common share were $0.47 for the second quarter of 2017 and $0.89 for the first six months of 2017, compared to adjusted amounts of $0.41 and $0.78, respectively, for the same periods in 2016. Earnings per share amounts for the prior year have been adjusted for the 5% stock dividend paid on May 31, 2017. The return on average assets (ROAA) and return on average shareholders' equity (ROAE) percentages were 0.99% and 8.35%, respectively, for the first half of 2017, compared to 0.94% and 7.62%, respectively, for the same period in 2016. ROAA and ROAE ratios are non-GAAP measures which are provided as commonly used metrics in the banking industry.

Dividends

Cash dividends of $587,000 or $0.17 per share were declared in the second quarter of 2017, compared to $562,000 or $0.16 per share in the second quarter of 2016. The cash dividends declared in the first six months of 2017 were $1,153,000 or $0.33 per share, compared to $1,123,000 or an adjusted $0.32 per share declared in the same period in 2016. Dividends per share amounts for the first quarter of 2017 and the prior year have been adjusted for the 5% stock dividend paid on May 31, 2017. The cash divided payout percentage was 37% for the first six months of 2017, compared to 41% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2017 and 2016, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$378,420	$8,570	4.53%	$353,998	$8,089	4.57%
Taxable securities (2) (3)	126,906	1,284	2.02	116,184	1,137	1.96
Nontaxable securities (1) (2)	55,252	1,076	3.90	53,650	1,101	4.10
Other	5,331	24	0.90	3,591	9	0.50
Interest-earning assets	565,909	10,954	3.87	527,423	10,336	3.92
Noninterest-earning assets	55,704			51,841
Total assets	$621,613			$579,264

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$205,396	181	0.18%	$191,672	131	0.14%
Savings deposits	77,210	7	0.02	72,618	13	0.04
Certificates of deposit	105,133	354	0.68	86,772	264	0.61
Advances from Federal Home Loan Bank	20,918	107	1.02	24,910	75	0.60
Other	5,813	7	0.24	9,635	5	0.10
Interest-bearing liabilities	414,470	656	0.32	385,607	488	0.25
Noninterest-bearing demand deposits	130,775			121,227
Other noninterest-bearing liabilities	2,607			1,023
Total liabilities	547,852			507,857
Shareholders’ equity	73,761			71,407
Total liabilities and shareholders’ equity	$621,613			$579,264

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP)		10,298	3.55%		9,848	3.67%
Tax-equivalent adjustment (1)		(366)			(378)
Net interest income (GAAP)		$9,932			$9,470
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP)			3.64%			3.73%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Six Months Ended June 30,
(Dollars in thousands)	2017 Over 2016
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$481	$681	$(200)
Taxable securities	147	108	39
Nontaxable securities (2)	(24)	74	(98)
Other	15	6	9
Net change in tax-equivalent interest income	619	869	(250)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	50	10	40
Savings deposits	(6)	2	(8)
Certificates of deposit	89	60	29
Advances from Federal Home Loan Bank	32	(33)	65
Other	4	(4)	8
Net change in interest expense	169	35	134
Net change in tax-equivalent net interest income	$450	$834	$(384)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $366,000 and $378,000 for the six months ended June 30, 2017 and 2016, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $450,000 in the first six months of 2017 compared to the same period in 2016. The effect of growth in average interest-earning assets was partially offset by an increase in average interest-bearing liabilities, which caused tax-equivalent net interest income to increase $834,000 in the first half of 2017 compared to the same period in the prior year. The tax-equivalent net interest spread was reduced 12 basis points from 3.67% in the first six months of 2016, to 3.55% in the first half in 2017, which caused a decrease in net interest income of $384,000.

The decline in the interest spread was due to a 5 basis point decrease in the average rate earned on interest-earning assets in the first half of 2017 compared to the same six months in 2016 plus the effect of a 7 basis point increase in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2016 and the first half of 2017. Interest rates on loans are also being impacted by rate pressure from competing financial institutions in the markets in which ChoiceOne operates. The higher rate paid on interest-bearing liabilities resulted from growth in brokered certificates of deposit which increased the overall average rate on this deposit type as well as increases in short-term interest rates in the second half of 2016 and the first half of 2017 which increased the average rate paid on advances from the Federal Home Loan Bank.

The average balance of loans increased $24.4 million in the first six months of 2017 compared to the same period in 2016. Average commercial and industrial and commercial real estate loans were $20.4 million higher, while average consumer and residential mortgage loans grew $2.1 million and $1.9 million, respectively, in the same time period. The increase in the average loans balance was offset by a 4 basis point decrease in the average rate earned. This caused tax-equivalent net interest income from loans to increase $481,000 in the first half of 2017 compared to the same period in the prior year. The average balance of total securities grew $12.3 million in the first half of 2017 compared to the same period in 2016. Additional securities were purchased in 2016 and in the first half of 2017 to provide added liquidity and to provide earning asset growth. Growth in the average balance of securities and the interest rates earned caused tax-equivalent net interest income to increase $123,000 in the first six months of 2017 compared to the same period in 2016.

The average balance of interest-bearing demand deposits increased $13.7 million in the first six months of 2017 compared to the same period in 2016. This growth, plus the effect of a 4 basis point increase in the rate paid, caused interest expense to grow $50,000 in the first half of 2017 compared to the first half in the prior year. The average balance of certificates of deposit increased $18.4 million in the first six months of 2017 compared to the same period in 2016. The average balance of brokered certificates of deposit was $25.4 million higher in 2017 and the balance of local certificates of deposit was $7.0 million lower. The impact of growth in the average certificates balance and a 7 basis point increase in the average rate paid caused interest expense to grow $89,000 in the first half of 2017 compared to the first half of 2016. The effect of a $4.0 million decline in the average balance of Federal Home Loan Bank advances and a 42 basis point increase in the average rate paid caused interest expense to increase $32,000 in the first six months of 2017 compared to the same period in the prior year.

Provision and Allowance for Loan Losses

Total loans increased $10.4 million in the first half of 2017, while the allowance for loan losses decreased $179,000 during the same period. Provision for loan losses of $25,000 was recorded in the second quarter and first six months of 2017, compared to $0 for the same periods in 2016. Nonperforming loans were $4.6 million as of June 30, 2017, compared to $4.3 million as of March 31, 2017 and $5.1 million as of December 31, 2016. The increase in nonperforming loans in the second quarter was due to a higher balance of loans past due 90 days or more and still accruing. The allowance for loan losses was 1.08% of total loans at June 30, 2017, compared to 1.16% at March 31, 2017, and 1.20% at December 31, 2016.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2017		2016
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	362	—	33	23
Consumer	137	91	68	69
Real estate, commercial	—	161	—	31
Real estate, residential	34	77	69	149
	$533	$329	$170	$272

Net charge-offs were $252,000 in the second quarter and $204,000 in the first six months of 2017, compared to net recoveries of $172,000 and $102,000 of net recoveries in the same periods in the prior year. Net charge-offs on an annualized basis as a percentage of average loans were 0.11% in the first six months of 2017, compared to a negative 0.06% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2017, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $109,000 in the second quarter and $219,000 in the first six months of 2017 compared to the same periods in 2016. The decline was caused by lower gains on sales of loans and securities in 2017 when compared to 2016. The reduction in mortgage income was primarily due to higher interest rates in the current year and a relatively low inventory of homes available for sale in the Bank’s primary market areas. The lower level of gains on sales of securities resulted from higher interest rates in the current year which reduced the market value of securities and gains available from them. Growth in insurance and investment commissions in the second quarter and first half of 2017 compared to the prior year was due to higher commission and advisory fee income.

Noninterest Expense

Total noninterest expense decreased $122,000 in the second quarter and $250,000 in the first six months of 2017 compared to the same periods in 2016. The decline was primarily due to reductions of $112,000 and $224,000 in intangible amortization expense in the second quarter and the first half of 2017, respectively compared to the prior year. The Bank’s intangible assets were completely amortized in the fourth quarter of 2016. An increase in salaries and benefits expense in both the second quarter and first six months of 2017 compared to the same periods in 2016 resulted from higher salaries from raises and personnel additions and higher bonus accruals. The decline in FDIC insurance expense in the second quarter and first six months of 2017 compared to the same periods in 2016 resulted from a reduced assessment rate beginning in the third quarter of 2016 after the Deposit Insurance Fund reached a 1.15% reserve threshold on June 30, 2016. The reduction in other noninterest expense in both the current quarter and first half of 2017 compared the same periods in the prior year was due to lower balances in a number of expense categories.

Income Tax Expense

Income tax expense was $1,052,000 in the first six months of 2017 compared to $947,000 for the same period in 2016. The effective tax rate was 25.5% for 2017 and 25.8% for 2016. Income tax expense for the second quarter of 2017 was $108,000 higher compared to the first quarter of 2017 due to better financial results. Due in part to the purchase of additional taxable securities during 2017 and better financial results noted previously, the effective tax rate increased from 24.6% in the first quarter of 2017 to 26.2% in the second quarter of 2017.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $134,000 in the second quarter and $6.1 million in the first six months of 2017. The increase in the securities portfolio resulted from ChoiceOne’s desire to grow earning assets. Various securities totaling $24.3 million were purchased in the first half of 2017 to provide earning assets and to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $6.9 million of securities were called or matured since the end of 2016. Principal repayments on securities totaled $1.1 million in the first six months of 2017. Approximately $12.5 million of securities were sold in the first six months of 2017 for a net gain of $125,000.

Loans

Loans increased $6.2 million in the second quarter of 2017 and $10.4 million in the first six months of 2017. Commercial real estate loans grew $6.2 million, commercial and industrial loans grew $5.4 million, and consumer loans grew $1.8 million, while agricultural loans declined $2.9 million. The decrease in agricultural loans was caused in part by seasonal pay- downs by borrowers. The environment for loan originations in ChoiceOne’s market area has become increasingly competitive.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.4 million as of June 30, 2017, compared to $4.7 million as of March 31, 2017 and $4.9 million as of December 31, 2016. The impaired loans balance declined in all loan categories in the second quarter except for residential real estate loans which were up slightly.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2017	2016
Loans accounted for on a nonaccrual basis	$1,425	$1,983
Accruing loans contractually past due 90 days or more as to principal or interest payments	510	229
Loans considered troubled debt restructurings	2,367	2,853
Total	$4,302	$5,065

At June 30, 2017, nonaccrual loans included $442,000 in agricultural loans, $285,000 in commercial and industrial loans, $5,000 in consumer loans, $250,000 in commercial real estate loans, and $443,000 in residential real estate loans. At December 31, 2016, nonaccrual loans included $482,000 in agricultural loans, $245,000 in commercial and industrial loans, $6,000 in consumer loans, $458,000 in commercial real estate loans, and $792,000 in residential real estate loans. Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2017.

Deposits and Borrowings

Total deposits increased $16.0 million in the second quarter of 2017 and $12.0 million since the end of 2016. Checking and savings deposits declined $24.3 million in the first six months of 2017, while local certificates of deposit increased $2.1 million and brokered certificates of deposit grew $34.2 million. Brokered deposits were obtained in the first half of 2017 to supplement funding of asset growth. ChoiceOne continued to place an emphasis on building its core deposits base in 2017. The decrease in checking and savings deposits in the first half of 2017 was a normal seasonal fluctuation for ChoiceOne.

A decrease of $5.6 million in repurchase agreements in the first six months of 2017 was due to normal fluctuations in funds provided by bank customers and movement of certain funds into other types of accounts. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances grew $12.0 million in the first half of 2017 as advances were used to provide funding for earning asset growth and to replace the decline in deposits.

Shareholders’ Equity

Total shareholders’ equity increased $3.8 million from December 31, 2016 to June 30, 2017. Growth in equity resulted from current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the issuance of ChoiceOne stock, which were offset by cash dividends paid. The $1.7 million increase in other comprehensive income since the end of 2016 was caused by an increase in net unrealized gains on available for sale securities. The improvement in unrealized gains resulted from decreases in certain interest rate terms since December 31, 2016, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$64,807	13.8%	$37,680	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	60,715	12.9	18,840	6.0	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	60,715	12.9	21,195	4.5	N/A	N/A
Tier 1 capital (to average assets)	60,715	9.9	24,653	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$60,343	12.9%	$37,507	8.0%	$46,884	10.0%
Tier 1 capital (to risk weighted assets)	56,251	12.0	18,754	6.0	28,130	8.0
Common Equity Tier 1 Capital (to risk weighted assets)	56,251	12.0	21,098	4.5	30,474	6.5
Tier 1 capital (to average assets)	56,251	9.2	24,509	4.0	30,636	5.0

December 31, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,644	13.0%	$35,289	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	55,324	12.1	19,850	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	55,324	12.1	26,467	6.0	N/A	N/A
Tier 1 capital (to average assets)	55,324	9.2	23,641	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$58,963	14.2%	$35,119	8.0%	$43,899	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	54,709	13.3	19,754	4.5	28,534	6.5
Tier 1 capital (to risk weighted assets)	54,709	13.3	26,339	6.0	35,119	8.0
Tier 1 capital (to average assets)	54,709	9.9	23,504	4.0	29,380	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2017 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $4.7 million for the six months ended June 30, 2017 compared to $6.4 million provided in the same period a year ago. The change was caused by a decrease in net cash flows provided by loans originated for sale in the secondary market. Net cash used for investing activities was $19.7 million for the first half of 2017, compared to $21.5 million in the same period in 2016. A decline in the level of growth in securities available for sale was offset by a higher level of growth in loans. Net cash provided from financing activities was $17.2 million in the first six months of 2017, compared to $17.4 million during the same period in the prior year. The impact of more growth in deposits was offset by a lower level of net growth in Federal Home Loan Bank advances.

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, and $24.5 million in advances available from the Federal Home Loan Bank. The Bank also has a secured line of credit available from the Federal Reserve Bank.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2017, ChoiceOne issued 828 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $19,060. On May 22, 2017, ChoiceOne issued 1,423 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $22,600. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended June 30, 2017.

(Dollars in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)

April 1 - April 30, 2017
Employee Transactions (1)	1,396	$23.00
Repurchase Plan	—	$—	—	24,224
May 1 - May 31, 2017
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	24,224
June 1 - June 30, 2017
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	24,224

(1)	Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2)	As of June 30, 2017, there are 24,224 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1 101.1	Certification pursuant to 18 U.S.C. § 1350. Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 10, 2017	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)