Form 10-Q
period 2017-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2017-11-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _____________

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

As of October 31, 2017, the Registrant had outstanding 3,451,987 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2017	2016
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$12,725	$14,809

Securities available for sale (Note 2)	173,306	174,388
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	2,378	1,974
Loans to other financial institutions	13,293	—
Loans (Note 3)	394,090	369,000
Allowance for loan losses (Note 3)	(4,216)	(4,277)
Loans, net	389,874	364,723

Premises and equipment, net	12,271	12,588
Cash surrender value of life insurance policies	14,415	14,117
Goodwill	13,728	13,728
Other assets	6,495	7,477
Total assets	$642,052	$607,371

Liabilities
Deposits – noninterest-bearing	$136,542	$127,611
Deposits – interest-bearing	389,296	384,775
Total deposits	525,838	512,386

Federal funds purchased	2,650	—
Repurchase agreements	3,794	7,913
Advances from Federal Home Loan Bank	30,276	12,301
Other liabilities	3,188	3,073
Total liabilities	565,746	535,673

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,451,445 at September 30, 2017 and 3,277,944 at December 31, 2016	50,307	46,299
Retained earnings	25,281	25,997
Accumulated other comprehensive income (loss), net	718	(598)
Total shareholders’ equity	76,306	71,698
Total liabilities and shareholders’ equity	$642,052	$607,371

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$4,592	$4,210	$13,157	$12,293
Securities:
Taxable	651	594	1,935	1,731
Tax exempt	355	358	1,068	1,088
Other	26	5	50	14
Total interest income	5,624	5,167	16,210	15,126

Interest expense
Deposits	320	190	860	599
Advances from Federal Home Loan Bank	62	44	169	119
Other	3	2	10	7
Total interest expense	385	236	1,039	725

Net interest income	5,239	4,931	15,171	14,401
Provision for loan losses	95	—	120	—

Net interest income after provision for loan losses	5,144	4,931	15,051	14,401

Noninterest income
Customer service charges	1,058	1,030	3,081	3,020
Insurance and investment commissions	260	290	760	740
Gains on sales of loans	355	508	920	1,345
Gains on sales of securities	51	28	177	255
(Losses) gains on sales and write-downs of other assets	17	(3)	21	(26)
Earnings on life insurance policies	101	88	299	265
Other	141	124	399	360
Total noninterest income	1,983	2,065	5,657	5,959

Noninterest expense
Salaries and benefits	2,619	2,542	7,725	7,519
Occupancy and equipment	702	626	2,099	1,959
Data processing	551	556	1,681	1,654
Professional fees	287	232	778	700
Supplies and postage	102	92	293	312
Advertising and promotional	58	52	185	184
Intangible amortization	—	112	—	336
FDIC insurance	51	78	151	218
Other	421	379	1,327	1,485
Total noninterest expense	4,791	4,669	14,239	14,367

Income before income tax	2,336	2,327	6,470	5,993
Income tax expense	616	644	1,668	1,591

Net income	$1,720	$1,683	$4,801	$4,402

Basic earnings per share (Note 4) *	$0.50	$0.50	$1.39	$1.28
Diluted earnings per share (Note 4) *	$0.50	$0.50	$1.39	$1.28
Dividends declared per share *	$0.17	$0.16	$0.50	$0.49

See accompanying notes to interim consolidated financial statements.

*Note that 2016 per-share amounts have been adjusted for the 5% stock dividend paid on May 31, 2017.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2017	2016	2017	2016
Net income	$1,720	$1,683	$4,801	$4,402
Other comprehensive income:

Changes in net unrealized gains (loss) on investment securities available for sale, net of tax expense of $(171) and $35 for the three months ended September 30, 2017 and September 30, 2016 respectively. Changes in net unrealized gains on investment securities available for sale, net of tax expense of $738 and $747 for the nine months ended September 30, 2017 and September 30, 2016 respectively.	(333)	68	1,433	1,450

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $17 and $9 for the three months ended September 30, 2017 and September 30,2016 respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax benefit of $60 and $87 for the nine months ended September 30, 2017 and September 30, 2016 respectively.	(34)	(19)	(117)	(168)

Other comprehensive income, net of tax	(367)	49	1,316	1,282

Comprehensive income	$1,353	$1,732	$6,117	$5,684

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income (Loss),
(Dollars in thousands)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842
Net income			4,402		4,402
Other comprehensive income				1,282	1,282
Shares issued	11,559	137			137
Shares repurchased	(35,000)	(794)			(794)
Change in ESOP repurchase obligation		127			127
Effect of employee stock purchases		9			9
Stock-based compensation	3,414	248			248
Cash dividends declared ($0.49 per share) *			(1,674)		(1,674)

Balance, September 30, 2016	3,275,201	$46,228	$24,866	$2,485	$73,579

Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698
Net income			4,801		4,801
Other comprehensive income				1,316	1,316
Shares issued	7,115	115			115
Shares repurchased	(3,800)	(88)			(88)
Effect of employee stock purchases		9			9
Stock options exercised	1,000	13			13
Stock-based compensation expense		180			180
Restricted stock units issued	5,197	—			—
Stock dividend declared (5%)	163,989	3,779	(3,779)		—
Cash dividends declared ($0.50 per share)			(1,738)		(1,738)

Balance, September 30, 2017	3,451,445	$50,307	$25,281	$718	$76,306

See accompanying notes to interim consolidated financial statements.

*Note that 2016 per-share amounts have been adjusted for the 5% stock dividend paid on May 31, 2017.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,801	$4,402
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	120	—
Depreciation	944	757
Amortization	814	1,199
Compensation expense on stock purchases and restricted stock units	241	257
Gains on sales of securities	(177)	(255)
Gains on sales of loans	(920)	(1,345)
Loans originated for sale	(28,356)	(39,173)
Proceeds from loan sales	27,922	42,313
Earnings on bank-owned life insurance	(299)	(265)
Gains on sales of other real estate owned	(10)	3
Proceeds from sales of other real estate owned	579	28
Deferred federal income tax benefit	(29)	(86)
Net changes in other assets	572	(135)
Net changes in other liabilities	(532)	481
Net cash from operating activities	5,670	8,181
Cash flows from investing activities:
Securities available for sale:
Sales	22,521	14,538
Maturities, prepayments and calls	14,163	33,412
Purchases	(33,998)	(63,780)
Loan originations and payments, net	(38,235)	(13,700)
Additions to premises and equipment	(413)	(1,112)
Net cash from investing activities	(35,962)	(30,642)
Cash flows from financing activities:
Net change in deposits	13,452	2,691
Net change in repurchase agreements	(4,119)	(3,043)
Net change in federal funds purchased	2,650	624
Proceeds from Federal Home Loan Bank advances	166,500	271,000
Payments on Federal Home Loan Bank advances	(148,525)	(245,023)
Issuance of common stock	76	137
Repurchase of common stock	(88)	(794)
Cash dividends	(1,738)	(1,674)
Net cash from financing activities	28,208	23,918
Net change in cash and cash equivalents	(2,084)	1,457
Beginning cash and cash equivalents	14,809	11,187
Ending cash and cash equivalents	$12,725	$12,644
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,029	$726
Cash paid for taxes	$1,150	$925
Loans transferred to other real estate owned	$314	$483

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

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2017 and September 30, 2016, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2017 and September 30, 2016, the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2017 and September 30, 2016, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2017 and September 30, 2016. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Stock Transactions

A total of 3,881 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $89,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2017. A total of 1,000 shares of common stock were issued upon the exercise of stock options in the first three quarters of 2017. A total of 3,234 shares of common stock were issued to employees for a cash price of $62,000 under the Employee Stock Purchase Plan in the first nine months of 2017. A total of 5,197 shares of common stock were issued to employees for Restricted Stock Units that vested during the first nine months of 2017.

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

Revenue Recognition

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. The ASU is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for the Corporation). Early implementation is not allowed for public companies. Management is completing an overall assessment of noninterest revenue streams and evaluating the expanded disclosure requirements.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$51,086	$11	$(444)	$50,653
U.S. Treasury	4,025	—	(10)	4,015
State and municipal	94,360	1,459	(224)	95,595
Mortgage-backed	9,501	17	(98)	9,420
Corporate	5,696	16	(17)	5,695
Foreign debt	4,512	—	(72)	4,440
Equity securities	3,083	294	—	3,377
Asset-backed securities	112	—	(1)	111
Total	$172,375	$1,797	$(866)	$173,306

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$59,864	$34	$(846)	$59,052
U.S. Treasury	4,111	—	(39)	4,072
State and municipal	89,169	748	(944)	88,973
Mortgage-backed	7,925	19	(155)	7,789
Corporate	7,069	12	(40)	7,041
Foreign debt	4,514	—	(114)	4,400
Equity securities	2,617	266	—	2,883
Asset-backed securities	182	—	(4)	178
Total	$175,451	$1,079	$(2,142)	$174,388

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the nine months ended September 30, 2017. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of September 30, 2017, the fair value of securities as of September 30, 2017 and December 31, 2016, and the weighted average yields of securities as of September 30, 2017:

	Securities maturing within:
(Dollars in thousands)	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at September 30, 2017	Fair Value at Dec. 31, 2016

U.S. Government and federal agency	$20,250	$28,460	$1,943	$—	$50,653	$59,052
U.S. Treasury notes and bonds	—	4,015	—	—	4,015	4,072
State and municipal	8,362	47,395	36,016	3,822	95,595	88,973
Corporate	5,302	393	—	—	5,695	7,041
Foreign debt securities	1,000	3,440	—	—	4,440	4,400
Asset-backed securities	111	—	—	—	111	178
Total debt securities	35,025	83,703	37,959	3,822	160,509	163,716
Mortgage-backed securities	—	9,330	90	—	9,420	7,789
Equity securities (1)	—	—	1,000	2,377	3,377	2,883
Total	$35,025	$93,033	$39,049	$6,199	$173,306	$174,388

(1) Equity securities are preferred and common stock that may or may not have a stated maturity.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total

Allowance for Loan Losses Three Months Ended September 30, 2017
Beginning balance	$395	$904	$294	$1,551	$25	$748	$181	$4,098
Charge-offs	—	(12)	(52)	—	—	(9)	—	(73)
Recoveries	—	4	16	65	—	11	—	96
Provision	(1)	(98)	1	(152)	1	(140)	484	95
Ending balance	$394	$798	$259	$1,464	$26	$610	$665	$4,216

Nine Months Ended September 30, 2017
Beginning balance	$433	$688	$305	$1,438	$62	$1,014	$337	$4,277
Charge-offs	—	(374)	(189)	—	—	(44)	—	(607)
Recoveries	—	4	107	226	40	49	—	426
Provision	(39)	480	36	(200)	(76)	(409)	328	120
Ending balance	$394	$798	$259	$1,464	$26	$610	$665	$4,216

Individually evaluated for impairment	$—	$5	$4	$54	$—	$228	$—	$291

Collectively evaluated for impairment	$394	$793	$255	$1,410	$26	$382	$665	$3,925

Three Months Ended September 30, 2016
Beginning balance	$399	$656	$279	$1,133	$44	$1,222	$563	$4,296
Charge-offs	—	—	(68)	—	—	(25)	—	(93)
Recoveries	—	8	49	5	—	11	—	73
Provision	(11)	(55)	30	340	(3)	(205)	(96)	—
Ending balance	$388	$609	$290	$1,478	$41	$1,003	$467	$4,276

Nine Months Ended September 30, 2016
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(33)	(136)	—	—	(94)	—	(263)
Recoveries	—	31	119	35	—	160	—	345
Provision	(32)	26	10	412	(5)	(451)	40	—
Ending balance	$388	$610	$290	$1,477	$41	$1,003	$467	$4,276

Individually evaluated for impairment	$4	$8	$1	$167	$—	$321	$—	$501

Collectively evaluated for impairment	$384	$602	$289	$1,310	$41	$682	$467	$3,775

Loans September 30, 2017
Individually evaluated for impairment	$424	$192	$34	$936	$—	$2,472		$4,058
Collectively evaluated for Impairment	45,682	101,244	23,977	122,480	7,298	89,351		390,032
Ending balance	$46,106	$101,436	$24,011	$123,416	$7,298	$91,823		$394,090

December 31, 2016
Individually evaluated for impairment	$526	$301	$28	$1,073	$—	$2,983		$4,911
Collectively evaluated for impairment	44,088	95,787	21,568	109,689	6,153	86,804		364,089
Ending balance	$44,614	$96,088	$21,596	$110,762	$6,153	$89,787		$369,000

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Risk ratings 1 and 2	$12,488	$12,005	$12,691	$12,135	$8,069	$8,013
Risk rating 3	23,957	23,852	64,953	56,714	72,370	59,343
Risk rating 4	8,865	7,505	23,141	25,895	39,920	39,641
Risk rating 5	373	726	484	1,267	1,530	1,867
Risk rating 6	423	526	167	77	1,527	1,898
Risk rating 7	—	—	—	—	—	—
	$46,106	$44,614	$101,436	$96,088	$123,416	$110,762

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2017	2016	2017	2016	2017	2016
Performing	$23,995	$21,590	$7,298	$6,153	$91,252	$88,767
Nonperforming	—	—	—	—	132	229
Nonaccrual	16	6	—	—	439	791
	$24,011	$21,596	$7,298	$6,153	$91,823	$89,787

There were no loans that were considered troubled debt restructurings (“TDRs”) that were modified during the three- and nine-month periods ended September 30, 2017. The following schedule provides information on loans that were considered TDRs that were modified during the three- and nine-month periods ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial Real estate	—	$—	$—	1	$113	$113
Residential Real Estate	—	—	—	2	156	156
Total	—	$—	$—	3	$269	$269

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

There were no TDRs as of September 30, 2017 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2017 that had been modified during the year prior to the default. The following schedule provides information on TDRs as of September 30, 2016 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2016 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2016		September 30, 2016
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial real estate	—	$—	1	$113

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

12

Impaired loans by loan category as of September 30, 2017 and 2016 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
September 30, 2017
With no related allowance recorded
Agricultural	$424	$455	$—	$288	$—
Commercial and industrial	58	69	—	137	—
Consumer	—	—	—	—	—
Commercial real estate	113	245	—	104	—
Residential real estate	136	147	—	103	—
Subtotal	731	916	—	632	—
With an allowance recorded
Agricultural	—	—	—	161	—
Commercial and industrial	134	134	5	195	1
Consumer	34	35	4	33	1
Commercial real estate	823	904	54	884	26
Residential real estate	2,336	2,354	228	2,475	75
Subtotal	3,327	3,427	291	3,748	103

Agricultural	424	455	—	449	—
Commercial and industrial	192	203	5	332	1
Consumer	34	35	4	33	1
Commercial real estate	936	1,149	54	988	26
Residential real estate	2,472	2,501	228	2,578	75
Total	$4,058	$4,343	$291	$4,380	$103

September 30, 2016
With no related allowance recorded
Agricultural	$489	$493	$—	$154	$(1)
Commercial and industrial	177	177	—	63	—
Consumer	5	5	—	1	—
Commercial real estate	230	351	—	1,071	33
Residential real estate	266	266	—	134	46
Subtotal	1,167	1,292	—	1,423	78
With an allowance recorded
Agricultural	45	45	4	79	16
Commercial and industrial	273	247	8	242	4
Consumer	21	21	1	22	3
Commercial real estate	1,229	1,799	167	1,426	116
Residential real estate	2,843	2,859	321	2,670	308
Subtotal	4,411	4,971	501	4,439	447

Agricultural	534	538	4	233	15
Commercial and industrial	449	424	8	305	4
Consumer	26	26	1	23	3
Commercial real estate	1,459	2,150	167	2,497	149
Residential real estate	3,110	3,125	321	2,804	354
Total	$5,578	$6,263	$501	$5,862	$525

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
September 30, 2017
Agricultural	$—	$—	$83	$83	$46,023	$46,106	$—
Commercial and industrial	—	—	58	58	101,378	101,436	—
Consumer	132	1	11	144	23,867	24,011	—
Commercial real estate	—	—	113	113	123,303	123,416	—
Construction real estate	—	—	—	—	7,298	7,298	—
Residential real estate	625	24	221	870	90,953	91,823	132
	$757	$25	$486	$1,268	$392,822	$394,090	$132

December 31, 2016
Agricultural	$—	$—	$—	$—	$44,614	$44,614	$—
Commercial and industrial	—	30	245	275	95,813	96,088	—
Consumer	99	2	6	107	21,489	21,596	—
Commercial real estate	—	—	260	260	110,502	110,762	—
Construction real estate	—	—	—	—	6,153	6,153	—
Residential real estate	1,027	109	646	1,782	88,005	89,787	229
	$1,126	$141	$1,157	$2,424	$366,576	$369,000	$229

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2017	2016
Agricultural	$423	$482
Commercial and industrial	59	245
Consumer	17	6
Commercial real estate	211	458
Construction real estate	—	—
Residential real estate	439	792
	$1,149	$1,983

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings Per Share
Net income available to common shareholders	$1,720	$1,683	$4,801	$4,402

Weighted average common shares outstanding	3,452,278	3,439,633	3,448,341	3,455,141

Basic earnings per share	$0.50	$0.50	$1.39	$1.28

Diluted Earnings Per Share
Net income available to common shareholders	$1,720	$1,683	$4,801	$4,402

Weighted average common shares outstanding	3,452,278	3,439,633	3,448,341	3,455,141
Plus dilutive stock options and restricted stock units	6,370	4,146	4,744	4,380

Weighted average common shares outstanding and potentially dilutive shares	3,458,648	3,443,780	3,453,085	3,459,520

Diluted earnings per share	$0.50	$0.50	$1.39	$1.28

Note that 2016 share amounts have been adjusted for the 5% stock dividend paid on May 31, 2017.

There were 31,500 stock options for the three months ended September 30, 2017 and 32,550 for the three months ended September 30, 2016 with an exercise price more than the average market price which have been excluded from the calculation of diluted earnings above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Assets:
Cash and due from banks	$12,725	$12,725	$12,725	$—	$—
Securities available for sale	173,306	173,306	1,877	157,886	13,543
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	2,378	2,451	—	2,451	—
Loans to other financial institutions	13,293	13,699	—	—	13,699
Loans, net	389,874	391,408	—	—	391,408

Liabilities:
Noninterest-bearing deposits	136,542	136,542	—	136,542	—
Interest-bearing deposits	389,296	388,603	—	388,603	—
Federal funds purchased	2,650	2,650	—	2,650	—
Repurchase agreements	3,794	3,794	—	3,794	—
Federal Home Loan Bank advances	30,276	30,298	—	30,298	—

December 31, 2016
Assets:
Cash and due from banks	$14,809	$14,809	$14,809	$—	$—
Securities available for sale	174,388	174,388	1,383	157,902	15,103
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,974	2,044	—	2,044	—
Loans, net	364,723	365,780	—	—	365,780

Liabilities:
Noninterest-bearing deposits	127,611	127,611	—	127,611	—
Interest-bearing deposits	384,775	383,879	—	383,879	—
Repurchase agreements	7,913	7,913	—	7,913	—
Federal Home Loan Bank advances	12,301	12,323	—	12,323	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 6. The estimated fair value for loans is based on the rates charged at September 30, 2017 and December 31, 2016 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair values for time deposits and Federal Home Loan Bank (“FHLB”) advances are based on the rates paid at September 30, 2017 and December 31, 2016 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

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

There were no liabilities measured at fair value as of September 30, 2017 or December 31, 2016. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated

Investment Securities, Available for Sale – September 30, 2017
U.S. Treasury notes and bonds	$—	$4,015	$—	$4,015
U.S. Government and federal agency	—	50,653	—	50,653
State and municipal	—	83,552	12,043	95,595
Mortgage-backed	—	9,420	—	9,420
Corporate	—	5,695	—	5,695
Foreign debt	—	4,440	—	4,440
Equity securities	1,877	—	1,500	3,377
Asset backed securities	—	111	—	111
Total	$1,877	$157,886	$13,543	$173,306

Investment Securities, Available for Sale - December 31, 2016
U.S. Treasury notes and bonds	$—	$4,072	$—	$4,072
U.S. Government and federal agency	—	59,052	—	59,052
State and municipal	—	75,370	13,603	88,973
Mortgage-backed	—	7,789	—	7,789
Corporate	—	7,041	—	7,041
Foreign debt	—	4,400	—	4,400
Equity securities	1,383	—	1,500	2,883
Asset backed securities	—	178	—	178
Total	$1,383	$157,902	$15,103	$174,388

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2017	2016
Investment Securities, Available for Sale
Balance, January 1	$15,103	$11,799
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	271	131
Net purchases, sales, calls, and maturities	(1,831)	2,598
Net transfers into Level 3	—	—
Balance, September 30	$13,543	$14,528

Of the Level 3 assets that were held by the Bank at September 30, 2017, the net unrealized gain for the nine months ended September 30, 2017 was $271,000, which is recognized in other comprehensive income in the consolidated balance sheet. $3.2 million of Level 3 securities were purchased during the first nine months of 2017, $4.8 million of Level 3 securities matured or were called, and there were $204,000 in principal paydowns in the same period. Of the Level 3 assets that were held by the Bank at September 30, 2016, the net unrealized gain for the nine months ended September 30, 2016 was $131,000, which is recognized in other comprehensive income in the consolidated balance sheet. $5.1 million of Level 3 securities were purchased during the first nine months of 2016, $2.2 million of Level 3 securities matured or were called, and there were $267,000 in principal payments in the same period.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balance at Dates Indicated	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired Loans
September 30, 2017	$4,058	$—	$—	$4,058
December 31, 2016	$4,911	$—	$—	$4,911

Other Real Estate
September 30, 2017	$182	$—	$—	$182
December 31, 2016	$437	$—	$—	$437

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

NOTE 7 – SUBSEQUENT EVENTS

On October 3, 2017 ChoiceOne Insurance Agencies Inc (“the Agency”) entered into an agreement with Ridgetown Investments LLC (“Ridgetown”), to sell a portion of the investment book of business previously managed by the Agency. Per the agreement, Ridgetown agreed to pay $908,000 to the Agency for future revenue generated by the book of business. This transaction would result in a $908,000 gain which will be reported in the fourth quarter of 2017.

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

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2017 was $1,720,000, which represented an increase of $37,000 compared to the same period in 2016. Net income for the first nine months of 2017 was $4,801,000, which represented an increase of $399,000 or 9% over the same period in 2016. Growth in net interest income and a relatively small reduction in noninterest expense were partially offset by a higher provision for loan losses and lower noninterest income in the first nine months of 2017 than in the same period in the prior year. Basic and diluted earnings per common share were $0.50 for the third quarter and $1.39 for the first nine months of 2017, compared to adjusted amounts of $0.50 and $1.28, respectively, for the same periods in 2016. Earnings per share amounts for the prior year have been adjusted for the 5% stock dividend paid on May 31, 2017. The return on average assets (“ROAA”) and return on average shareholders’ equity (“ROAE”) percentages were 1.02% and 8.59%, respectively, for the first nine months of 2017, compared to 1.01% and 8.15%, respectively, for the same period in 2016. ROAA and ROAE percentages are non-GAAP financial measures management believes to be useful to investors.

Dividends

Cash dividends of $585,000 or $0.17 per share were declared in the third quarter of 2017, compared to $557,000 or an adjusted $0.16 per share in the third quarter of 2016. The cash dividends declared in the first nine months of 2017 were $1,738,000 or an adjusted $0.50 per share, compared to $1,674,000 or an adjusted $0.49 per share declared in the same period in 2016. Dividends per share amounts for the prior year have been adjusted for the 5% stock dividend paid on May 31, 2017.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2017 and 2016, respectively. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets:
Loans (1)	$382,478	13,165	4.59%	$355,281	12,301	4.62%
Taxable securities (2) (3)	126,288	1,935	2.04	117,635	1,731	1.96
Nontaxable securities (1) (2)	55,229	1,613	3.89	53,685	1,643	4.08
Other	6,345	50	1.06	3,915	14	0.18
Interest-earning assets	570,340	16,763	3.92	530,516	15,689	3.94
Noninterest-earning assets	56,682			53,913
Total assets	$627,022			$584,429

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$207,642	275	0.18%	$193,675	190	0.13%
Savings deposits	76,369	11	0.02	72,619	16	0.03
Certificates of deposit	106,695	574	0.72	86,707	393	0.60
Advances from Federal Home Loan Bank	19,963	169	1.13	25,127	119	0.63
Other	5,453	10	0.24	8,698	7	0.11
Interest-bearing liabilities	416,122	1,039	0.33	386,826	725	0.25
Noninterest-bearing demand deposits	133,636			122,641
Other noninterest-bearing liabilities	2,775			2,945
Total liabilities	552,533			512,412
Shareholders’ equity	74,489			72,017
Total liabilities and shareholders’ equity	$627,022			$584,429

Net interest income (tax-equivalent basis) - interest spread (Non-GAAP)		15,724	3.59%		14,964	3.69%
Tax-equivalent adjustment (1)		(553)			(563)
Net interest income (GAAP)		$15,171			$14,401
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP)			3.68%			3.76%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the periods presented.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Nine Months Ended September 30,
(Dollars in thousands)	2017 Over 2016
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$864	$981	$(117)
Taxable securities	204	131	73
Nontaxable securities (2)	(30)	66	(96)
Other	36	12	24
Net change in tax-equivalent interest income	1,074	1,190	(116)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	85	15	70
Savings deposits	(5)	1	(6)
Certificates of deposit	181	100	81
Advances from Federal Home Loan Bank	50	(41)	91
Other	3	(5)	8
Net change in interest expense	314	69	245
Net change in tax-equivalent net interest income	$760	$1,121	$(361)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the periods presented.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with U.S. generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $553,000 and $563,000 for the nine months ended September 30, 2017 and 2016, respectively. These adjustments were computed using a 34% federal income tax rate.

As shown in Tables 1 and 2, tax-equivalent net interest income increased $760,000 in the first nine months of 2017 compared to the same period in 2016. The effect of growth in average interest-earning assets, partially offset by an increase in average interest-bearing liabilities, caused tax-equivalent net interest income to increase $1.1 million in the first nine months of 2017 compared to the same period in the prior year. The net interest spread was reduced 10 basis points from 3.69% in the first nine months of 2016, to 3.59% in the first nine months in 2017, which caused a decrease in net interest income of $361,000.

The decline in the interest spread was due to a 2 basis point decrease in the average rate earned on interest-earning assets in the first nine months of 2017 compared to the same nine months in 2016 plus the effect of an 8 basis point increase in the average rate paid on interest-bearing liabilities. The reduction in the average rate earned on interest-earning assets was caused by relatively low general market rates on new loan originations and securities purchased in 2016 and the first nine months of 2017. Interest rates on loans are also being impacted by rate pressure from competing financial institutions in the markets in which ChoiceOne operates. The higher rate paid on interest-bearing liabilities resulted from growth in brokered certificates of deposit, which increased the overall average rate on this deposit type, as well as increases in short-term interest rates in 2016 and the first nine months of 2017 which increased the average rate paid on advances from the Federal Home Loan Bank.

The average balance of loans increased $27.2 million in the first nine months of 2017 compared to the same period in 2016. Average commercial and industrial and commercial real estate loans were $22.1 million higher, while average consumer and residential mortgage loans grew $2.2 million and $2.9 million, respectively, in the first nine months of 2017. The increase in the average loans balance was offset by a 3 basis point decrease in the average rate earned. The combination of the loan growth and interest rate decline caused tax-equivalent interest income from loans to increase $864,000 in the first nine months of 2017 compared to the same period in the prior year. The average balance of total securities grew $10.2 million in the first nine months of 2017 compared to the same period in 2016. Additional securities were purchased in 2016 and in the first nine months of 2017 to provide added liquidity and to provide earning asset growth. Growth in the average balance of securities, offset by a small decline in the overall average interest rate earned, caused interest income on securities to increase $174,000 in the first nine months of 2017 compared to the same period in 2016.

The average balance of interest-bearing demand deposits increased $14.0 million in the first nine months of 2017 compared to the same period in 2016. This growth, plus the effect of a 5 basis point increase in the rate paid, caused interest expense to grow $85,000 in the first three quarters of 2017 compared to the same period in the prior year. The average balance of certificates of deposit increased $20.0 million in the first nine months of 2017 compared to the same period in 2016. The average balance of brokered certificates of deposit was $26.4 million higher in the first nine months of 2017 and the balance of local certificates of deposit was $6.4 million lower in the first nine months of 2017 compared to the same period in the prior year. The impact of growth in the average certificates balance and a 12 basis point increase in the average rate paid caused interest expense to grow $181,000 in the first three quarters of 2017 compared to the same period in 2016. The effect of a $5.2 million decline in the average balance of Federal Home Loan Bank advances was more than offset by a 50 basis point increase in the average rate paid which caused growth of $50,000 in interest expense in the first nine months of 2017 compared to the same period in the prior year.

Provision and Allowance for Loan Losses

Total loans increased $25.1 million in the first nine months of 2017, while the allowance for loan losses decreased $61,000 during the same period. A provision for loan losses of $95,000 was recorded in the third quarter and $120,000 for the first nine months of 2017, compared to $0 for the same periods in 2016. Nonperforming loans were $3.9 million as of September 30, 2017, compared to $4.6 million as of June 30, 2017 and $5.1 million as of December 31, 2016. The decrease in nonperforming loans in the third quarter was due to lower balances of nonaccrual loans and loans past due 90 days or more and still accruing. The allowance for loan losses was 1.07% of total loans at September 30, 2017, compared to 1.08% at June 30, 2017, and 1.16% at December 31, 2016.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2017		2016
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	374	4	33	31
Consumer	189	107	136	119
Commercial real estate	—	226	—	35
Construction real estate	—	40	—	—
Residential real estate	44	49	94	160
	$607	$426	$263	$345

Net recoveries were $23,000 in the third quarter and net charge-offs were $181,000 in the first nine months of 2017, compared to net charge-offs of $20,000 and net recoveries of $82,000 in the same periods in the prior year. Net charge-offs on an annualized basis as a percentage of average loans were 0.06% in the first nine months of 2017, compared to net recoveries of 0.03% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the remainder of 2017, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $82,000 in the third quarter and $302,000 in the first nine months of 2017 compared to the same periods in 2016. The decline was caused by lower gains on sales of loans in the first nine months of 2017 when compared to the same period in 2016. The reduction in mortgage income was primarily due to higher interest rates in the current year and a relatively low inventory of homes available for sale in the Bank’s primary market areas. Gains on sales of securities were also lower in the first three quarters of 2017 compared to the same period in the prior year as a result of higher interest rates in the current year which impacted ChoiceOne’s ability to recognize gains.

Noninterest Expense

Total noninterest expense increased $122,000 in the third quarter and decreased $128,000 in the first nine months of 2017 compared to the same periods in 2016. An increase in salaries and benefits expense in both the third quarter and first nine months of 2017 compared to the same periods in 2016 resulted from higher salaries from raises and personnel additions and higher bonus accruals. Occupancy and equipment expense grew in the third quarter and first three quarters of 2017 compared to the same periods in the prior year due to higher building and equipment depreciation. The growth in salaries and benefits and occupancy and equipment expenses was partially offset by reductions of $112,000 and $336,000 in intangible amortization expense in the third quarter and the first nine months of 2017, respectively, compared to the same periods in the prior year. The Bank’s intangible assets were completely amortized in the fourth quarter of 2016.

Income Tax Expense

Income tax expense was $1,668,000 in the first nine months of 2017 compared to $1,591,000 for the same period in 2016. The effective tax rate was 25.8% for the first nine months of 2017 and 26.5% for the same period in 2016. Income tax expense for the third quarter of 2017 was slightly lower than the same period in the prior year due to a larger impact from nontaxable income in the current year and slightly higher tax credits.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio decreased $7.1 million in the third quarter and declined $1.1 million in the first nine months of 2017. The decrease in the securities portfolio helped to fund ChoiceOne’s loan growth in the first three quarters of 2017. Various securities totaling $34.0 million were purchased in the first nine months of 2017 to replace maturities, principal repayments, and calls within the securities portfolio. Approximately $12.4 million of securities were called or matured in the first nine months of 2017. Principal repayments on securities totaled $1.8 million in the first nine months of 2017. Approximately $22.5 million of securities were sold in the first nine months of 2017 for a net gain of $177,000.

Loans

Loans increased $14.6 million in the third quarter of 2017 and $25.1 million in the first nine months of 2017. Commercial real estate loans grew $6.5 million, agricultural loans grew $4.3 million, residential construction loans grew $1.8 million, residential real estate loans grew $1.4 million, and consumer loans grew $0.6 million in the most recent quarter while commercial and industrial loans were unchanged. The environment for loan originations in ChoiceOne’s market area has become increasingly competitive.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.1 million as of September 30, 2017, compared to $4.4 million as of June 30, 2017 and $4.9 million as of December 31, 2016. The impaired loans balance was steady or declined in all loan categories in the third quarter except for commercial real estate loans which were up slightly.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Loans accounted for on a nonaccrual basis	$1,149	$1,983
Accruing loans contractually past due 90 days or more as to principal or interest payments	132	229
Loans considered troubled debt restructurings	2,637	2,853
Total	$3,918	$5,065

At September 30, 2017, nonaccrual loans included $423,000 in agricultural loans, $59,000 in commercial and industrial loans, $17,000 in consumer loans, $211,000 in commercial real estate loans, and $439,000 in residential real estate loans. At December 31, 2016, nonaccrual loans included $482,000 in agricultural loans, $245,000 in commercial and industrial loans, $6,000 in consumer loans, $458,000 in commercial real estate loans, and $792,000 in residential real estate loans. Management believes the allowance allocated to its nonperforming loans is sufficient at September 30, 2017.

Deposits and Borrowings

Total deposits increased $1.5 million in the third quarter of 2017 and $13.5 million in the last nine months of 2016. Checking and savings deposits declined $3.7 million in the first nine months of 2017, while local certificates of deposit increased $4.2 million and brokered certificates of deposit grew $13.0 million. Brokered deposits were obtained in the first three quarters of 2017 to supplement funding of asset growth. ChoiceOne continued to place an emphasis on building its core deposits base in the first nine months of 2017. The small decrease in checking and savings deposits in the first nine months of 2017 was a normal seasonal fluctuation for ChoiceOne.

Federal funds purchased grew to $2.7 million as of September 30, 2017 as ChoiceOne used this as a short-term funding source. Repurchase agreements declined $4.1 million in the first nine months of 2017 due to normal fluctuations in funds provided by bank customers and movement of certain funds into other types of accounts. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances grew $18.0 million in the first three quarters of 2017 as advances were used to supplement the funding for earning asset growth.

Shareholders’ Equity

Total shareholders’ equity increased $4.6 million from December 31, 2016 to September 30, 2017. Growth in equity resulted from current year’s net income, an increase in accumulated other comprehensive income, and proceeds from the issuance of ChoiceOne stock, which were partially offset by a stock repurchase and cash dividends paid. The $1.3 million increase in other comprehensive income in the first nine months of 2017 was caused by an increase in net unrealized gains on available for sale securities. The improvement in unrealized gains resulted from decreases in certain interest rate terms since December 31, 2016, which increased the market value of the Bank’s securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

(Dollars in thousands)	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$66,071	13.5%	$39,033	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	61,859	12.7	21,956	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	61,859	12.7	19,516	6.0	N/A	N/A
Tier 1 capital (to average assets)	61,859	9.8	25,350	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$61,468	12.7%	$38,827	8.0%	$48,534	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	57,256	11.8	21,840	4.5	31,547	6.5
Tier 1 capital (to risk weighted assets)	57,256	11.8	19,414	6.0	29,120	8.0
Tier 1 capital (to average assets)	57,256	9.1	25,204	4.0	31,505	5.0

December 31, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$59,644	13.0%	$35,289	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	55,324	12.1	19,850	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	55,324	12.1	26,467	6.0	N/A	N/A
Tier 1 capital (to average assets)	55,324	9.2	23,641	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$58,963	14.2%	$35,119	8.0%	$43,899	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	54,709	13.3	19,754	4.5	28,534	6.5
Tier 1 capital (to risk weighted assets)	54,709	13.3	26,339	6.0	35,119	8.0
Tier 1 capital (to average assets)	54,709	9.9	23,504	4.0	29,380	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2017 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $5.7 million for the nine months ended September 30, 2017 compared to $8.2 million provided in the same period a year ago. The change was caused by a decrease in net proceeds provided by loans originated for sale in the secondary market. Net cash used for investing activities was $36.0 million for the first nine months of 2017, compared to $30.6 million in the same period in 2016. A higher level of growth in loans in the first nine months of 2017 compared to the same period in the prior year was partially offset by lower growth in securities available for sale. Net cash provided by financing activities was $28.2 million in the first nine months of 2017, compared to $23.9 million during the same period in the prior year. The impact of more growth in deposits was offset by a lower level of net growth in Federal Home Loan Bank advances.

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

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the nine months ended September 30, 2017 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

On July 28, 2017, ChoiceOne issued 709 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $16,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended September 30, 2017.

(Dollars in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

July 1 - July 31, 2017
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	24,224
August 1 - August 31, 2017
Employee Transactions (1)	200	$22.88
Repurchase Plan	3,800	$23.25	3,800	20,424
September 1 - September 30, 2017
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	20,424

(1)	Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2)	As of September 30, 2017, there are 20,424 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

Item 6.	Exhibits.

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer.

31.2	Certification of Treasurer.

32.1 101.1	Certification pursuant to 18 U.S.C. § 1350. Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date:	November 14, 2017	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2017	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)