Form 10-K
period 2017-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2018-03-29
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No  ☒

As of June 30, 2017, the aggregate market value of common stock held by non-affiliates of the Registrant was $73.5 million. This amount is based on an average bid price of $23.44 per share for the Registrant’s stock as of such date.

As of February 28, 2018, the Registrant had 3,374,279 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 23, 2018 are incorporated by reference into Part III of this Form 10-K.

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

General

ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (formerly Sparta State Bank), which became a wholly owned subsidiary of the Company on April 6, 1987. The Company’s only subsidiary and significant asset as of December 31, 2017, was ChoiceOne Bank (the “Bank”). Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp. (“VRFC”), a one-bank holding company for Valley Ridge Bank (“VRB”). In the merger, the Company issued shares of its common stock in exchange for all outstanding shares of VRFC. In December 2006, VRB was consolidated into the Bank. The Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”).

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

The Bank’s primary market area lies within Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. Currently the Bank serves these markets through twelve full-service offices and one loan production office. The Bank is in the process of establishing two additional full-service offices which are scheduled to open in 2018. The Company and the Bank have no foreign assets or income except for foreign debt securities.

At December 31, 2017, the Company had consolidated total assets of $646.5 million, net loans of $394.2 million, total deposits of $539.9 million and total shareholders’ equity of $76.6 million. For the year ended December 31, 2017, the Company recognized consolidated net income of $6.2 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 60%, 59%, and 59% of total revenues in 2017, 2016, and 2015, respectively. Interest on securities accounted for 13%, 13%, and 12% of total revenues in 2017, 2016, and 2015, respectively. For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

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

The Bank is chartered under state law and is subject to regulation by the Michigan Department of Insurance and Financial Services (“DIFS”). State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements. The Bank is a member of the Federal Reserve System and is also subject to regulation by the Federal Reserve Board. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided by law. The Bank is a member of the Federal Home Loan Bank system, which provides certain advantages to the Bank, including favorable borrowing rates for certain funds.

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

Page | 5

In order for the Comany to maintain financial holding company status, both the Company and the Bank must be categorized as “well-capitalized” and “well-managed” under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Company and the Bank were both categorized as “well-capitalized” and “well-managed” as of December 31, 2017.

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

Effects of Compliance With Environmental Regulations

The nature of the business of the Bank is such that it holds title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default. Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of cleanup of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Company or the Bank, or where compliance with these provisions will adversely affect a borrower’s ability to comply with the terms of loan contracts.

Employees

As of February 28, 2018, the Company, the Bank and the Insurance Agency employed 173 employees, of which 135 were full-time employees. The Company, the Bank, and the Insurance Agency believe their overall relations with their employees are good.

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

Page | 6

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)	2017	2016	2015

U.S. Government and federal agency	$35,126	$59,052	$57,207
U.S. Treasury notes and bonds	1,960	4,072	6,100
State and municipal	100,048	88,973	77,754
Mortgage-backed securities	9,820	7,789	6,970
Corporate	5,151	7,041	8,387
Foreign debt securities	—	4,400	995
Equity securities	3,392	2,883	2,453
Asset-backed securities	94	178	270
Total	$155,591	$174,388	$160,136

The Company did not hold investment securities from any one issuer at December 31, 2017, that were greater than 10% of the Company’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2017 and 2016, a schedule of maturities of securities as of December 31, 2017, and the weighted average yields of securities as of December 31, 2017:

		Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2017	2016

U.S. Government and federal agency	$19,175	$10,019	$5,932	$—	$35,126	$59,052
U.S. Treasury notes and bonds	—	1,960	—	—	1,960	4,072
State and municipal	8,221	51,656	37,722	2,449	100,048	88,973
Corporate	—	5,151	—	—	5,151	7,041
Foreign debt securities	—	—	—	—	—	4,400
Asset-backed securities	94	—	—	—	94	178
Total debt securities	27,490	68,786	43,654	2,449	142,379	163,716

Mortgage-backed securities	—	9,732	88	—	9,820	7,789
Equity securities (2)	—	—	1,000	2,392	3,392	2,883
Total	$27,490	$78,518	$44,742	$4,841	$155,591	$174,388

Page | 7

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.08%	1.78%	2.59%	—%	2.08%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (1)	3.73	3.06	3.44	4.46	3.29
Corporate	—	2.25	—	—	2.25
Foreign debt securities	—	—	—	—	—
Asset-backed securities	1.92	—	—	—	1.92
Mortgage-backed securities	5.50	2.60	3.06	—	2.60
Equity securities (2)	—	—	4.62	0.99	2.01

(1)	The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 34%.
(2)	Equity securities are preferred and common stock that may or may not have a stated maturity.

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale) as of December 31, 2017 is presented below:

(Dollars in thousands)
	2017	2016	2015	2014	2013
Agricultural	$48,464	$44,614	$40,232	$41,098	$37,048
Commercial and industrial	104,386	96,088	94,347	88,062	68,530
Consumer	24,513	21,596	20,090	20,752	19,931
Real estate - commercial	123,487	110,762	97,736	99,807	96,987
Real estate - construction	6,613	6,153	5,390	2,691	890
Real estate - residential	91,322	89,787	91,509	93,703	92,580
Total loans, gross	$398,785	$369,000	$349,304	$346,113	$315,966

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2017. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2017.

Page | 8

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$11,729	$16,594	$20,141	$48,464
Commercial and industrial	31,676	61,042	11,668	104,386
Real estate - commercial	13,803	56,355	53,329	123,487
Real estate - construction	6,408	205	—	6,613
Totals	$63,616	$134,196	$85,138	$282,950

(Dollars in thousands)
	Less than	1 Year -	More than
Loan Sensitivity to Changes in Interest Rates	1 Year	5 Years	5 Years	Total
Loans with fixed interest rates	$19,170	$116,042	$73,332	$208,544
Loans with floating or adjustable interest rates	44,446	18,154	11,806	74,406
Totals	$63,616	$134,196	$85,138	$282,950

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2017	2016	2015	2014	2013
Loans accounted for on a nonaccrual basis	$1,096	$1,983	$2,198	$3,361	$3,123
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	258	229	29	58	11
Loans defined as “troubled debt restructurings”	2,896	2,853	3,271	3,175	4,523
Totals	$4,250	$5,065	$5,498	$6,594	$7,657

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2017	2016	2015	2014	2013

Interest on non-performing loans that would have been earned had the loans been in an accrual or performing status	$73	$107	$150	$204	$251
Interest on non-performing loans that was actually recorded when received	$—	$—	$—	$—	$—

Potential Problem Loans

At December 31, 2017, there were $3.6 million of loans not disclosed above where some concern existed as to the borrowers’ abilities to comply with original loan terms. Specific loss allocations totaling $302,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2017. However, the entire allowance for loan losses is also available for these potential problem loans.

Loan Concentrations

As of December 31, 2017, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Page | 9

Other Interest-Bearing Assets

As of December 31, 2017, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

(Dollars in thousands)	2017	2016	2015	2014	2013

Allowance for loan losses at beginning of year	$4,277	$4,194	$4,173	$4,735	$5,852

Charge-offs:
Agricultural	—	—	—	—	88
Commercial and industrial	439	37	30	1	122
Consumer	253	218	291	273	351
Real estate - commercial	—	—	—	665	858
Real estate - construction	—	—	—	—	—
Real estate - residential	43	102	140	133	732
Total charge-offs	735	357	461	1,072	2,151

Recoveries:
Agricultural	—	—	1	20	6
Commercial and industrial	21	31	64	119	337
Consumer	169	149	121	179	175
Real estate - commercial	258	89	47	48	84
Real estate - construction	40	—	—	—	—
Real estate - residential	62	171	149	44	132
Total recoveries	550	440	382	410	734

Net charge-offs (recoveries)	185	(83)	79	662	1,417

Provision for loan losses (1)	485	—	100	100	300

Allowance for loan losses at end of year	$4,577	$4,277	$4,194	$4,173	$4,735

Allowance for loan losses as a percentage of:
Total loans as of year end	1.15%	1.16%	1.20%	1.21%	1.50%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	108%	84%	76%	63%	62%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	(0.02)%	0.02%	0.20%	0.45%
Loan recoveries as a percentage of prior year’s charge-offs	154%	95%	36%	19%	29%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

Page | 10

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)	2017	2016	2015	2014	2013
Agricultural	$506	$433	$420	$186	$178
Commercial and industrial	1,001	688	586	527	562
Consumer	262	305	297	184	192
Real estate - commercial	1,761	1,438	1,030	1,641	1,842
Real estate - construction	35	62	46	9	12
Real estate - residential	726	1,013	1,388	1,193	1,626
Unallocated	286	338	427	433	323
Total allowance	$4,577	$4,277	$4,194	$4,173	$4,735

The increase in the allowance allocation to commercial and industrial loans and commercial real estate loans was due to growth in these categories and an increase in the inherent risk. The decline in the allocation to residential real estate loans was caused by lower historical charge-off levels. Changes in historical charge-off levels and environmental factors affected all loan categories.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2017.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31:

	2017	2016	2015	2014	2013
Agricultural	12%	12%	12%	12%	12%
Commercial and industrial	26	26	26	25	22
Consumer	6	6	6	6	6
Real estate - commercial	31	30	28	29	31
Real estate - construction	2	2	2	1	—
Real estate - residential	23	24	26	27	29
Total allowance	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2017		2016		2015
Noninterest-bearing demand	$136,353	—%	$123,848	—%	$115,488	—%
Interest-bearing demand and money market deposits	208,049	0.18	196,662	0.13	165,767	0.14
Savings	76,107	0.02	73,118	0.03	67,826	0.04
Certificates of deposit	104,936	0.75	86,042	0.60	94,891	0.66
Total	$525,445	0.23%	$479,670	0.16%	$443,972	0.20%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2017:

(Dollars in thousands)

Maturing in less than 3 months	$22,918
Maturing in 3 to 6 months	14,309
Maturing in 6 to 12 months	13,066
Maturing in more than 12 months	9,313
Total	$59,606

At December 31, 2017, the Bank had no material foreign deposits.

Page | 11

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2017	2016	2015
Outstanding balance at December 31	$—	$—	$—
Average interest rate at December 31	—%	—%	—%
Average balance during the year	$703	$610	$—
Average interest rate during the year	1.47%	0.70%	—%
Maximum month end balance during the year	$5,470	$4,100	$1,857

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2017	2016	2015
Outstanding balance at December 31	$7,148	$7,913	$9,460
Average interest rate at December 31	0.05%	0.05%	0.04%
Average balance during the year	$4,958	$7,762	$17,825
Average interest rate during the year	0.05%	0.05%	0.17%
Maximum month end balance during the year	$8,440	$10,539	$26,743

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2017	2016	2015
Outstanding balance at December 31	$20,268	$12,000	$—
Average interest rate at December 31	1.36%	0.86%	0.57%
Average balance during the year	$22,830	$25,732	$11,332
Average interest rate during the year	1.21%	0.61%	0.73%
Maximum month end balance during the year	$40,273	$45,000	$31,873

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2017, 2016 or 2015.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2017	2016	2015
Return on assets (net income divided by average total assets)	0.98%	1.04%	1.04%

Return on equity (net income dividend by average equity)	8.22%	8.44%	8.39%

Dividend payout ratio (dividends declared per share divided by net income per share)	37.57%	36.63%	37.79%

Equity to assets ratio (average equity divided by average total assets)	11.91%	12.30%	12.40%

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

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Company operates, as well as internet banks and other Fintech companies. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Company competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

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

The offices of the Company as of February 28, 2018, were as follows:

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

As of December 31, 2017, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

Several brokers trade ChoiceOne’s common shares in the OTC Pink marketplace. There is no well-established public trading market for the shares and trading activity is infrequent. ChoiceOne’s trading volume and recent share price information can be viewed under the symbol ’COFS’ on certain financial websites.

The range of high and low bid prices for shares of common stock for each quarterly period during the past two years is as follows:

	2017		2016
	Low	High	Low	High
First Quarter	$21.43	$23.33	$21.27	$22.67
Second Quarter	21.67	23.99	21.05	22.71
Third Quarter	21.95	23.55	20.97	22.61
Fourth Quarter	22.03	24.10	20.57	22.86

The prices listed above are over-the-counter market quotations reported to ChoiceOne by its market makers. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2018, the average bid price for shares of ChoiceOne common stock was $24.65.

As of February 28, 2018, there were 678 shareholders of record of ChoiceOne common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2017 and 2016:

	2017	2016
First Quarter	$0.16	$0.16
Second Quarter	0.17	0.16
Third Quarter	0.17	0.16
Fourth Quarter	0.17	0.16
Total	$0.67	$0.64

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2018, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

On October 25, 2017, the Company issued 542 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $13,000. The Company relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Page | 18

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

October 1 - October 31, 2017
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	20,424
November 1 - November 30, 2017
Employee Transactions (1)	587	$23.00	—
Repurchase Plan (2)	5,000	$23.00	5,000	15,424
December 1 - December 31, 2017
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	15,424

(1)	Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2)	The Company purchased 5,000 shares of its own common stock during the quarter ended December 31, 2017. As of December 31, 2017, there were 15,424 shares remaining that may yet be purchased under approved plans or programs. The repurchase plan was adopted and announced on July 26, 2007. There is no stated expiration date. The plan authorized the repurchase of up to 100,000 shares.

The information under Item 12 of this report regarding equity compensation plans is incorporated herein by reference.

Page | 19

Item 6.	Selected Financial Data

ChoiceOne Financial Services, Inc.
Selected Financial Data

(Dollars in thousands, except per share data)
	2017	2016	2015	2014	2013
For the year
Net interest income	$20,563	$19,343	$18,362	$17,863	$17,596
Provision for loan losses	485	—	100	100	300
Noninterest income	7,811	7,881	7,702	6,802	6,245
Noninterest expense	19,334	18,972	18,276	16,794	16,664
Income before income taxes	8,555	8,252	7,688	7,771	6,877
Income tax expense	2,387	2,162	1,945	2,076	1,783
Net income	6,168	6,090	5,743	5,695	5,094
Cash dividends declared	2,317	2,231	2,170	1,945	1,780

Per share
Basic earnings	$1.79	$1.76	$1.67	$1.65	$1.48
Diluted earnings	1.78	1.76	1.66	1.64	1.47
Cash dividends declared	0.67	0.64	0.63	0.56	0.51
Shareholders’ equity (at year end)	22.20	20.72	20.18	19.12	17.79

Average for the year
Securities	$177,125	$173,119	$152,361	$142,361	$133,704
Gross loans	388,609	357,880	342,382	330,355	312,798
Deposits	525,445	479,670	443,972	422,737	410,462
Federal Home Loan Bank advances	22,830	26,049	19,989	14,555	7,415
Shareholders’ equity	75,026	72,134	68,439	64,143	61,317
Assets	629,748	586,299	551,762	526,669	502,333

At year end
Securities	$159,158	$177,955	$163,323	$145,706	$139,832
Gross loans	398,785	369,000	349,304	346,113	315,966
Deposits	539,853	512,386	474,696	434,828	418,127
Federal Home Loan Bank advances	20,268	12,301	11,332	18,363	6,392
Shareholders’ equity	76,550	71,698	69,842	66,190	61,558
Assets	646,544	607,371	567,746	549,640	514,575

Selected financial ratios
Return on average assets	0.98%	1.04%	1.04%	1.08%	1.01%
Return on average shareholders’ equity	8.22	8.44	8.39	8.88	8.31
Cash dividend payout as a percentage of net income	37.57	36.63	37.79	34.15	34.93
Shareholders’ equity to assets (at year end)	11.84	11.80	12.30	12.04	11.96

Page | 20

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne, and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

RESULTS OF OPERATIONS

Summary
Net income for 2017 was $6,168,000, which represented a $78,000 or 1% increase from 2016. The growth in net income resulted primarily from an increase in net interest income in 2017 compared to 2016, which was partially offset by a higher provision for loan losses and higher noninterest expense. The effect of $39.8 million of growth in average earning assets in 2017 compared to 2016 was partially offset by a 5 basis point decrease in the rate earned on average earning assets. A combination of an increase in net charge-offs in 2017 compared to the prior year and loan growth in 2017 caused ChoiceOne to recognize $485,000 in provision expense for loan losses in 2017 compared to no provision in 2016. ChoiceOne had $185,000 in net loan charge-offs in 2017, compared to net loan recoveries of $83,000 in 2016. A decline in noninterest income of $70,000 in 2017 compared to 2016 was mainly caused by a decrease in gains on sales of loans and net losses on sales of securities in 2017 in contrast to net gains recognized in 2016. This was offset by a $908,000 gain on the sale of a portion of ChoiceOne’s investment book of business discussed further in the noninterest income section below. The increase of $362,000 in noninterest expense in 2017 compared to the prior year was primarily due to higher salaries and benefits expense as well as increased occupancy expense and professional fees.

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

Dividends
Cash dividends of $2,317,000 or $0.67 per common share were declared in 2017, compared to $2,231,000 or $0.64 per common share in 2016 and $2,170,000 or $0.63 per common share in 2015. The dividend yield on ChoiceOne’s common stock was 2.86% as of year-end 2017, compared to 2.86% in 2016 and 2.77% in 2015. The cash dividend payout as a percentage of net income was 38% in 2017, compared to 37% in 2016 and 38% in 2015. In addition, a 5% stock dividend was paid on May 31, 2017, which caused $3,779,000 to be transferred from retained earnings to paid-in capital.

Page | 21

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year ended December 31,
	2017			2016			2015
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (2)	$388,609	$17,974	4.63%	$357,880	$16,518	4.62%	$342,382	$15,982	4.67%
Taxable securities (3)	122,150	2,371	1.94	118,787	2,171	1.83	102,550	1,783	1.74
Nontaxable securities (1)	54,975	2,142	3.90	54,332	2,190	4.03	49,952	2,156	4.32
Other	9,465	102	1.08	4,231	21	0.49	5,753	14	0.25
Interest-earning assets	575,199	22,589	3.93	535,230	20,900	3.91	500,637	19,935	3.98
Noninterest-earning assets (4)	54,549			51,069			51,125
Total assets	$629,748			$586,299			$551,762

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$208,049	$385	0.18%	$196,662	$253	0.13%	$165,767	$226	0.14%
Savings deposits	76,107	14	0.02	73,118	20	0.03	67,826	26	0.04
Certificates of deposit	104,936	790	0.75	86,042	517	0.60	94,891	625	0.66
Advances from Federal Home Loan Bank	22,830	276	1.21	26,049	171	0.66	19,989	83	0.41
Other	5,661	13	0.23	8,372	8	0.10	18,156	30	0.17
Interest-bearing liabilities	417,583	1,478	0.36	390,243	969	0.25	366,629	990	0.27
Demand deposits	136,353			123,848			115,488
Other noninterest-bearing liabilities	786			74			1,206
Total liabilities	554,722			514,165			483,323
Shareholders’ equity	75,026			72,134			68,439
Total liabilities and shareholders’ equity	$629,748			$586,299			$551,762

Net interest income (tax-equivalent basis)-interest spread		21,111	3.57%		19,931	3.66%		18,944	3.71%
Tax-equivalent adjustment (1)		(548)			(591)			(582)
Net interest income		$20,563			$19,340			$18,362
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.67%			3.72%			3.78%

(1)	Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 34% for the years presented.

(2)	Interest on loans included net origination fees charged on loans of approximately $1,003,000, $1,054,000, and $957,000 in 2017, 2016, and 2015, respectively.

(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.

(4)	Noninterest-earning assets include loans on a nonaccrual status, which averaged approximately $1,486,000, $2,416,000, and $2,145,000 in 2017, 2016, and 2015, respectively.

Page | 22

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year ended December 31,
(Dollars in thousands)	2017 Over 2016			2016 Over 2015
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,456	$1,421	$35	$536	$717	$(181)
Taxable securities	200	63	137	388	293	95
Nontaxable securities (2)	(48)	26	(74)	34	182	(148)
Other	81	41	40	8	(4)	12
Net change in interest income	1,689	1,551	138	966	1,188	(222)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	132	16	116	27	40	(13)
Savings deposits	(6)	1	(7)	(6)	2	(8)
Certificates of deposit	273	127	146	(108)	(56)	(52)
Advances from Federal Home Loan Bank	105	(23)	128	88	30	58
Other	5	(4)	9	(22)	(12)	(10)
Net change in interest expense	509	117	392	(21)	4	(25)
Net change in tax-equivalent net interest income	$1,180	$1,434	$(254)	$987	$1,184	$(197)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 34% for the years presented.

Net Interest Income

Tax-equivalent net interest income increased $1,180,000 in 2017 compared to 2016. The increase was attributed to an increase of $40.0 million in interest-earning assets, which was partially offset by a 5 basis point decrease in the rate earned on these assets and a 9 basis point increase in interest bearing liabilities. ChoiceOne’s net interest spread declined 9 basis points in 2017 compared to 2016.

The average balance of loans increased $30.7 million in 2017 compared to 2016. Most of the increase resulted from growth of $12.7 million in commercial real estate loans and $8.3 million of commercial and industrial loans. Partially offsetting the effect of the loan growth was a 4 basis point decrease in the average rate earned on loans. Tax-equivalent interest income on loans increased $1.5 million in 2017 compared to the prior year. The average balance of total securities increased by $4.0 million in 2017 compared to 2016 as securities were purchased to provide earning assets growth. Interest income from securities increased $152,000 in 2017 compared to the prior year.

The average balance of interest-bearing demand deposits increased $11.4 million in 2017 compared to 2016. The effect of this increase and a 4 basis point increase in the average rate paid caused interest expense to be $132,000 higher in 2017 than in the prior year. The effect of the $3.0 million increase in average savings deposits was partially offset by a 2 basis point decline in the average rate paid. The average balance of certificates of deposit was $18.9 million higher in 2017 than in the prior year. The average balance increase plus the impact of a 9 basis point increase in the average rate paid caused interest expense to grow $273,000. A $3.2 million decline in the average balance of Federal Home Loan Bank advances, partially offset by an 80 basis point increase in the average rate paid, caused interest expense to increase $105,000 in 2017 compared to the prior year.

ChoiceOne’s tax-equivalent net interest income spread was 3.57% for 2017 and 3.66% for 2016. The decline in the net interest income spread resulted from the average rate paid on interest-bearing liabilities increased more in 2017 than the average rate earned on interest-earning assets.

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

Page | 23

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

ChoiceOne’s net interest income spread was 3.66% for 2016 and 3.71% for 2015. The continuation of low general market interest rates in both 2015 and 2016 caused the reduction in rates for both assets and liabilities.

Page | 24

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of year	$4,277	$4,194	$4,173	$4,735	$5,852
Charge-offs:
Agricultural	—	—	—	—	88
Commercial and industrial	439	37	30	1	122
Real estate - commercial	—	—	—	665	858
Real estate - construction	—	—	—	—	—
Real estate - residential	43	102	140	133	732
Consumer	253	218	291	273	351
Total	735	357	461	1,072	2,151

Recoveries:
Agricultural	—	—	1	20	6
Commercial and industrial	21	31	64	119	337
Real estate - commercial	258	89	47	48	84
Real estate - construction	40	—	—	—	—
Real estate - residential	62	171	149	44	132
Consumer	169	149	121	179	175
Total	550	440	382	410	734

Net charge-offs (recoveries)	185	(83)	79	662	1,417

Provision for loan losses (1)	485	—	100	100	300

Allowance for loan losses at end of year	$4,577	$4,277	$4,194	$4,173	$4,735

Allowance for loan losses as a percentage of:
Total loans as of year end	1.15%	1.16%	1.20%	1.21%	1.50%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	108%	84%	76%	63%	62%
Ratio of net charge-offs (recoveries) to average total loans outstanding during the year	0.05%	(0.02)%	0.02%	0.20%	0.45%
Loan recoveries as a percentage of prior year’s charge-offs	154%	95%	36%	19%	29%

The provision for loan losses was $485,000 in 2017 compared to $0 in 2016. The increase to provision during the year was partly due to net charge-offs occurring in 2017 in contrast to net recoveries experienced in 2016. The increase was also caused by loan growth during 2017. The allowance for loan losses as a percentage of total loans decreased slightly from 1.16% as of the end of 2016 to 1.15% as of the end of 2017. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 84% as of December 31, 2016 to 108% as of December 31, 2017. ChoiceOne had $302,000 of specific allowance allocations for problem loans as of the end of 2017, compared to $403,000 as of the prior year end. Specific allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2017 and 2016 were reasonable based on the circumstances surrounding each particular borrower.

Page | 25

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2017	2016	2015	2014	2013
Agricultural	$506	$433	$420	$186	$178
Commercial and industrial	1,001	688	586	527	562
Real estate - commercial	1,761	1,438	1,030	1,641	1,842
Real estate - construction	35	62	46	9	12
Real estate - residential	726	1,013	1,388	1,193	1,626
Consumer	262	305	297	184	192
Unallocated	286	338	427	433	323
Total allowance for loan losses	$4,577	$4,277	$4,194	$4,173	$4,735

The increase in the allowance allocation to commercial and industrial loans and commercial real estate loans was due to growth in these categories and an increase in the inherent risk. The decline in the allocation to residential real estate loans was caused by lower historical charge-off levels. Changes in historical charge-off levels and environmental factors affected all loan categories.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2017 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income decreased $70,000 in 2017 compared to 2016. Customer service charges increased $79,000 in 2017 due to higher overdraft and debit card fees. Gains on loan sales declined $483,000 in 2017 compared to 2016 as mortgage sales volume was lower in 2017 than in 2016. This was primarily due to higher interest rates and a relatively low inventory of homes available for sale in ChoiceOne’s primary markets. The large decline in gain on sales of securities was caused by ChoiceOne’s decision in the fourth quarter of 2017 to sell securities to support the funding of loan growth and decrease the bank’s dependence on wholesale borrowings due to increases in interest rates. As a result, ChoiceOne sold approximately $35 million in securities and recorded a fourth quarter loss of $457,000 on the sale. Management believes this decision will be accretive to income in 2018 and recognizing the losses during 2017 resulted in beneficial tax treatment. A gain of $908,000 was recognized upon the sale of a portion of ChoiceOne’s investment book of business during the fourth quarter of 2017. This sale was the primary reason for the decrease in insurance and investment commissions from 2016 to 2017. The increase in other noninterest income from 2016 to 2017 was primarily due to a $61,000 improvement in income from ChoiceOne’s investment in a title insurance agency.

Total noninterest income increased $179,000 in 2016 compared to 2015. Customer service charges decreased $27,000 in 2016 compared to the prior year due to a slight decline in service charges on checking accounts. A decrease in insurance and investment commissions of $51,000 in 2016 compared to 2015 was caused by lower commission income from sales of REIT investments during 2016 compared to 2015. Gains on sales of loans increased $332,000 in 2016 compared to 2015 as longer-term mortgage rates declined causing a positive impact on mortgage volume. Net gains on sales of securities increased $51,000 as opportunities to harvest gains on the securities portfolio increased in the low interest rate environment that existed during most of 2016. Net losses on sales of other assets were $80,000 lower in 2016 than in the prior year as write-downs of values of other real estate properties and losses on sales of properties were lower in 2016 than in 2015. Earnings on life insurance policies were $295,000 lower in 2016 than 2015 as the result of a death benefit received on a former employee’s life insurance policy in 2015.

Noninterest Expense

Total noninterest expense increased $362,000 in 2017 compared to 2016. Salaries and benefits increased $267,000 in 2017 compared to the prior year due to higher costs related to salaries, stock-based compensation, and health insurance. Occupancy and equipment expense grew $308,000 in 2017 compared to the prior year primarily as a result of costs related to remodeling expenses to ChoiceOne’s headquarters in Sparta, Michigan which was completed in 2017. Expense was also affected by a full year’s cost of two new ATM locations that were added during 2016. Professional fees increased $231,000 in 2017 compared to 2016 due in part to higher legal fees related to the sale of the investment book of business and costs associated with the search, purchase, and branch application process on two additional branches that are scheduled to be opened in 2018. Intangible amortization expense was $0 in 2017 as the related intangible assets were fully amortized by the end of 2016. The decrease in other noninterest expense in 2017 compared to the prior year was caused in part by lower recruiting expense and by lower FDIC insurance expense due to a reduced FDIC assessment rate after the Deposit Insurance Fund reached a 1.15% reserve threshold on June 30, 2016.

Page | 26

Total noninterest expense increased $696,000 in 2016 compared to 2015. Salaries and benefits increased $709,000 in 2016 compared to the prior year due to higher costs related to salaries, stock-based compensation, commissions, and health insurance. Occupancy and equipment expense grew $192,000 in 2016 compared to the prior year primarily as a result of costs related to the lease of the loan production office than began in early 2016 and the lease of two new ATM locations that were added during 2016. Data processing expense decreased $47,000 as expenses related to Internet banking were lower in 2016 than in the prior year. Intangible amortization expense decreased by $69,000 in 2016 compared to 2015 as intangible assets were fully amortized by the end of 2016. FDIC insurance expense decreased in the last two quarters of 2016 due to a reduced FDIC assessment rate after the Deposit Insurance Fund reached a 1.15% reserve threshold on June 30, 2016.

Income Taxes

In the fourth quarter of 2017, ChoiceOne adjusted its net deferred tax asset for the impact of the lower corporate income tax rate which will be effective beginning in 2018. This adjustment caused the recognition of $206,000 of income tax expense, increasing tax expense in the fourth quarter of 2017 compared to the same time period in 2016. The reduction of the corporate income tax rate will have a positive effect on net income in future periods. Overall, income taxes increased $225,000 in 2017 compared to 2016. The effective tax rate was 28% in 2017, compared to 26% in 2016 and 25% in 2015. Income taxes increased $217,000 in 2016 compared to 2015. The increase in income taxes during 2017 compared to 2016 was primarily due to the adjustment of the deferred tax asset. The increase in tax expense in 2016 was caused by higher income before taxes.

Financial Condition

Summary
Total assets were $646.5 million as of December 31, 2017, which represented an increase of $39.2 million or 6.5% from the end of 2016. Securities available for sale decreased $18.8 million during 2017 due to the sale of securities in the fourth quarter of 2017. Net loans increased $29.5 million in 2017, with most of the increase occurring in commercial real estate and commercial and industrial loans. The increase of $300,000 in the allowance for loan losses resulted from provision for loan losses in 2017 required as a result of loan growth and higher net charge-offs in the current year compared to 2016. Total deposits increased $27.5 million in 2017 due to growth in checking deposits, savings deposits, and certificates of deposit.

Securities

The Bank’s securities available for sale balances as of December 31 were as follows:

(Dollars in thousands)
	2017	2016
U.S. Government and federal agency	$35,126	$59,052
U.S. Treasury notes and bonds	1,960	4,072
State and municipal	100,048	88,973
Mortgage-backed	9,820	7,789
Corporate	5,151	7,041
Foreign debt	—	4,400
Equity securities	3,392	2,883
Asset-backed securities	94	178
Total	$155,591	$174,388

The securities available for sale portfolio decreased $18.8 million from December 31, 2016 to December 31, 2017. The decline in the securities balance was caused by the sale of $35 million of securities in the fourth quarter of 2017. Approximately $15.2 million in various securities were called or matured in 2017, which was partially offset by securities purchases. Principal payments for municipal and mortgage-backed securities totaling $2.4 million were received during 2017. The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent. Also, certain securities are sold under agreements to repurchase and management plans to continue this practice as a low-cost source of funding.

Equity securities included a money market preferred security (MMP) and a trust preferred security totaling $1.5 million, and common stock of $1.9 million as of December 31, 2017. As of December 31, 2016, equity securities included an MMP and trust preferred security totaling $1.5 million, and common stock of $1.4 million.

Page | 27

Loans

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2017	2016
Agricultural	$48,464	$44,614
Commercial and industrial	104,386	96,088
Consumer	24,513	21,596
Real estate - commercial	123,487	110,762
Real estate - construction	6,613	6,153
Real estate - residential	91,322	89,787
Total loans	$398,785	$369,000

The loan portfolio (excluding loans held for sale and loans to other financial institutions) increased $29.8 million from December 31, 2016 to December 31, 2017. Economic factors in ChoiceOne’s market are continuing to improve in most industry sectors. Residential mortgage loans volume was lower in 2017 mainly due to higher interest rates and a relatively low inventory of homes available for sale in ChoiceOne’s primary markets. Growth experienced in the commercial and industrial and commercial real estate loan categories was due in part to calling efforts by ChoiceOne’s loan officers.

The Bank entered into an agreement at the beginning of 2017 to provide a line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. As of December 31, 2017 the balance of the line of credit was $6.8 million.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2017	2016
Loans accounted for on a nonaccrual basis	$1,096	$1,983
Loans contractually past due 90 days or more as to principal or interest payments	258	229
Loans considered troubled debt restructurings which are not included above	2,896	2,853
Total	$4,250	$5,065

Nonaccrual loans included $423,000 in agricultural loans, $222,000 in commercial and industrial loans, $15,000 in consumer loans, and $436,000 in residential real estate loans as of December 31, 2017. Nonaccrual loans included $482,000 in agricultural loans, $245,000 in commercial and industrial loans, $6,000 in consumer loans, $458,000 in commercial real estate loans, and $792,000 in residential real estate loans as of December 31, 2016. The primary reason for the decline in nonaccrual loans in 2017 was loan paydowns and two charge-offs related to commercial and industrial loans. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $24,000 in commercial and industrial loans, $556,000 in commercial real estate loans, $17,000 in consumer loans, and $2,299,000 in residential real estate loans at December 31, 2017, compared to $26,000 in commercial and industrial loans, $615,000 in commercial real estate loans, $20,000 in consumer loans, and $2,192,000 in residential real estate loans at December 31, 2016.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $3.6 million as of December 31, 2017, compared to $5.3 million as of December 31, 2016.

Page | 28

Deposits and Other Funding Sources

The Bank’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2017	2016
Noninterest-bearing demand deposits	$151,462	$127,611
Interest-bearing demand deposits	126,363	122,465
Money market deposits	94,178	99,454
Savings deposits	75,080	75,835
Local certificates of deposit	82,598	79,108
Brokered certificates of deposit	10,172	7,913
Total deposits	$539,853	$512,386

Total deposits increased $27.5 million from December 31, 2016 to December 31, 2017. The demand deposit categories as well as money market deposits and savings deposits grew $21.7 million as the Bank’s depositors valued liquid funds more than the interest rates paid on certificates of deposit. Local and brokered certificates of deposit also experienced some growth in 2017.

Securities sold under agreements to repurchase declined $765,000 during 2017 due to normal fluctuations in overnight balances in sweep repurchase accounts used by the Bank’s local clients. Federal Home Loan Bank advances increased $8.0 million from December 31, 2016 to December 31, 2017 in order to assist with the funding of loan growth. A blanket collateral agreement covering agricultural real estate loans and residential real estate loans was pledged against all outstanding advances at the end of 2017. Approximately $28.2 million of additional advances were available as of December 31, 2017 based on the collateral pledged.

In 2018, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders’ equity increased $4.9 million from December 31, 2016 to December 31, 2017. The growth in equity resulted from the retention of earnings in 2017 as net income exceeded dividends paid by $3.9 million. Accumulated other comprehensive income increased by $835,000 in 2017 principally as a result of available for sale securities moving from a net unrealized loss at the end of 2016 to a net unrealized gain as of the end of 2017.

Note 20 to the consolidated financial statements presents regulatory capital information for the Bank at the end of 2017 and 2016. Management will monitor these capital ratios during 2018 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered “well capitalized” by regulatory guidelines. At December 31, 2017, the Bank was categorized as “well-capitalized.” On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015. A 2.5% capital conservation buffer will be phased in over a period of four years beginning in 2016. Based on ChoiceOne’s capital levels and balance sheet composition at December 31, 2017, management believes implementation of the new rule will have no material impact on ChoiceOne’s capital needs.

Page | 29

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2017:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$92,770	$67,698	$18,712	$6,360	$—
Repurchase agreements	7,148	7,148	—	—	—
Advances from Federal Home Loan Bank	20,268	20,034	73	79	82
Operating leases	760	117	241	251	152
Other obligations	595	99	198	143	155
Total	$121,541	$95,096	$19,222	$6,833	$389

Liquidity and Interest Rate Risk

Net cash from operating activities was $8.1 million for 2017 compared to $10.9 million for 2016. Lower net proceeds from loan sales was the main reason for the decrease. Cash used in investing activities was $18.3 million in 2017 compared to $41.5 million in 2016. The large year over year change was caused by sales of securities in 2017, the effect of which was partially offset by higher loan growth in 2017 than in 2016. Cash flows from financing activities were $32.2 million in 2017 compared to $34.2 million in the prior year.

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

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at correspondent banks. As of December 31, 2017, the amount of federal funds available for purchase from the Bank’s correspondent banks totaled approximately $63.0 million. ChoiceOne had no federal funds purchased at the end of 2017 or 2016. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $82.5 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $28.2 million of borrowing capacity was available from the FHLB based on agricultural real estate loans and residential real estate loans pledged as collateral at year-end 2017. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

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

Securities

Securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs, credit rating changes, or other factors. Securities classified as available for sale are reported at their fair value with changes flowing through other comprehensive income. Declines in the fair value of securities below their cost that are considered to be “other than temporary” are recorded as losses in the income statement. In estimating whether a fair value decline is considered to be “other than temporary,” management considers the length of time and extent that the security’s fair value has been less than its carrying value, the financial condition and near-term prospects of the issuer, and the Bank’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Page | 30

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

Loan Servicing Rights

Loan servicing rights represent the estimated value of servicing loans that are sold with servicing retained by ChoiceOne and are initially recorded at estimated fair value. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Management’s accounting treatment of loan servicing rights is estimated based on current prepayment speeds that are typically market driven.

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

Management performed a qualitative assessment of goodwill as of September 30, 2017. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared. Average deal prices in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the last quantitative assessment of goodwill in 2016. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it is more likely than not that the fair value of ChoiceOne’s equity exceeds the carrying value at the assessment date and there is no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2017, management determined that no valuation allowance was necessary.

Page | 31

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2017
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Securities available for sale	$7,120	$17,332	$86,051	$45,089	$155,591
Federal Home Loan Bank stock	1,994	—	—	—	1,994
Federal Reserve Bank stock	—	—	—	1,573	1,573
Loans held for sale	1,721	—	—	—	1,721
Loans to other financial institutions	6,802	—	—	—	6,802
Loans	118,651	93,922	165,208	21,004	398,785
Cash surrender value of life insurance policies	—	—	—	14,514	14,514
Rate-sensitive assets	$136,288	$111,254	$251,258	$82,180	$580,980

Liabilities
Interest-bearing demand deposits	$126,363	$—	$—	$—	$126,363
Money market deposits	94,178	—	—	—	94,178
Savings deposits	75,080	—	—	—	75,080
Certificates of deposits	28,305	39,511	24,659	295	92,770
Repurchase agreements	7,148	—	—	—	7,148
Advances from FHLB	10,009	10,025	152	82	20,268
Rate-sensitive liabilities	$341,083	$49,536	$24,811	$377	$415,807
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(204,795)	$61,718	$226,447	$81,803	$165,173

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 63% at December 31, 2017, compared to 68% at December 31, 2016. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2018. As interest rates change during 2018, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2017, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Page | 32

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2017 and 2016:

Table 6 – Sensitivity to Changes in Interest Rates

	2017
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$23,742	6%	$176,632	9%
300 basis point rise	23,409	5%	174,281	8%
200 basis point rise	23,064	3%	171,240	6%
100 basis point rise	22,704	2%	167,423	4%
Base rate scenario	22,336	—%	161,760	—%
100 basis point decline	20,987	-6%	145,174	-10%
200 basis point decline	19,769	-11%	122,923	-24%
300 basis point decline	19,206	-14%	109,403	-32%
400 basis point decline	18,805	-16%	108,928	-33%

	2016
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$22,196	10%	$154,009	9%
300 basis point rise	21,684	7%	151,373	8%
200 basis point rise	21,177	5%	148,553	6%
100 basis point rise	20,638	2%	145,321	3%
Base rate scenario	20,203	—%	140,761	—%
100 basis point decline	19,097	-5%	124,886	-11%
200 basis point decline	18,072	-11%	103,937	-26%
300 basis point decline	17,476	-13%	94,215	-33%
400 basis point decline	17,122	-15%	93,864	-33%

As of December 31, 2017, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 basis points scenario for the market value of shareholders’ equity. The Bank’s percent change in the 200, 300, and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. As of December 31, 2016, the Bank was within its guidelines for immediate rate shocks up and down for both net interest income and the market value of shareholders’ equity. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Page | 33

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2017, and 2016, the related statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC
We have served as the Company's auditor since 2006.

Auburn Hills, Michigan
March 28, 2018

Page | 34

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2017	2016
Assets
Cash and due from banks	$36,837	$14,809

Securities available for sale (Note 2)	155,591	174,388
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573
Loans held for sale	1,721	1,974
Loans to other financial institutions	6,802	—
Loans (Note 3)	398,785	369,000
Allowance for loan losses (Note 3)	(4,577)	(4,277)
Loans, net	394,208	364,723

Premises and equipment, net (Note 5)	12,855	12,588
Other real estate owned, net (Note 7)	106	437
Cash value of life insurance policies	14,514	14,117
Goodwill (Note 6)	13,728	13,728
Other assets	6,615	7,040
Total assets	$646,544	$607,371

Liabilities
Deposits – noninterest-bearing (Note 8)	$151,462	$127,611
Deposits – interest-bearing (Note 8)	388,391	384,775
Total deposits	539,853	512,386

Repurchase agreements (Note 9)	7,148	7,913
Advances from Federal Home Loan Bank (Note 10)	20,268	12,301
Other liabilities (Notes 11 and 13)	2,725	3,073
Total liabilities	569,994	535,673

Shareholders’ Equity (Note 20)
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,448,569 in 2017 and 3,277,944 in 2016 (Note 14)	50,290	46,299
Retained earnings	26,023	25,997
Accumulated other comprehensive income (loss), net	237	(598)
Total shareholders’ equity	76,550	71,698
Total liabilities and shareholders’ equity	$646,544	$607,371

See accompanying notes to consolidated financial statements.

Page | 35

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2017	2016	2015
Interest income
Loans, including fees	$17,964	$16,507	$15,971
Securities:
Taxable	2,556	2,334	1,939
Tax exempt	1,419	1,450	1,428
Other	102	21	14
Total interest income	22,041	20,312	19,352

Interest expense
Deposits	1,189	790	877
Advances from Federal Home Loan Bank	276	171	83
Other	13	8	30
Total interest expense	1,478	969	990

Net interest income	20,563	19,343	18,362
Provision for loan losses (Note 3)	485	—	100
Net interest income after provision for loan losses	20,078	19,343	18,262

Noninterest income
Customer service charges	4,135	4,056	4,083
Insurance and investment commissions	826	1,009	1,060
Gains on sales of loans (Note 4)	1,265	1,748	1,416
Net gains/(losses) on sales of securities (Note 2)	(280)	312	261
Net gains/(losses) on sales and write-downs of other assets (Note 7)	26	(41)	(121)
Earnings on life insurance policies	398	356	651
Gain on sale of investment book of business	908	—	—
Other	533	441	352
Total noninterest income	7,811	7,881	7,702

Noninterest expense
Salaries and benefits (Notes 13 and 14)	10,249	9,982	9,273
Occupancy and equipment (Note 5)	2,896	2,588	2,396
Data processing	2,279	2,273	2,320
Professional fees	1,166	935	971
Supplies and postage	399	385	413
Advertising and promotional	298	222	253
Intangible amortization (Note 6)	—	379	448
FDIC insurance	200	238	288
Other	1,847	1,970	1,914
Total noninterest expense	19,334	18,972	18,276

Income before income tax	8,555	8,252	7,688
Income tax expense (Note 11)	2,387	2,162	1,945

Net income	$6,168	$6,090	$5,743

Basic earnings per share (Note 15)	$1.79	$1.76	$1.67
Diluted earnings per share (Note 15)	$1.78	$1.76	$1.66
Dividends declared per share	$0.67	$0.64	$0.63

See accompanying notes to consolidated financial statements.

Page | 36

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Net income	$6,168	$6,090	$5,743

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $324, $(812), and $168 for the years ended December 31, 2017, 2016, and 2015, respectively	628	(1,573)	324

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $(95), $106, and $89 for the years ended December 31, 2017, 2016, and 2015, respectively	185	(206)	(172)

Change in adjustment for postretirement benefits, net of tax benefit (expense) of $9, $12, and $11 for the years ended December 31, 2017, 2016, and 2015, respectively	(17)	(22)	(22)

Other comprehensive income/(loss), net of tax	796	(1,801)	130

Comprehensive income	$6,964	$4,289	$5,873

See accompanying notes to consolidated financial statements.

Page | 37

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Total

Balance, January 1, 2015	3,295,834	$46,552	$18,565	$1,073	$66,190

Net income			5,743		5,743
Other comprehensive income				130	130
Shares issued	13,310	206			206
Shares repurchased	(16,200)	(371)			(371)
Change in ESOP repurchase obligation		(4)			(4)
Effect of employee stock purchases		15			15
Stock compensation shares issued	2,284				—
Stock compensation expense		103			103
Cash dividends declared ($0.63 per share)			(2,170)		(2,170)

Balance, December 31, 2015	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			6,090		6,090
Other comprehensive loss				(1,801)	(1,801)
Shares issued	8,460	173			173
Shares repurchased	(35,000)	(794)			(794)
Termination of ESOP repurchase obligation		127			127
Effect of employee stock purchases		13			13
Stock compensation shares issued	9,256				—
Stock compensation expense		279			279
Cash dividends declared ($0.64 per share)			(2,231)		(2,231)

Balance, December 31, 2016	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			6,168		6,168
Other comprehensive income				796	796
Shares issued	8,776	149			149
Shares repurchased	(8,800)	(203)			(203)
Effect of employee stock purchases		13			13
Stock options exercised	1,463	13			13
Stock-based compensation expense		240			240
Restricted stock units issued	5,197				—
Stock dividend declared (5%)	163,989	3,779	(3,786)		(7)
Effect of tax law change on other comprehensive income			(39)	39	—
Cash dividends declared ($0.67 per share)			(2,317)		(2,317)

Balance, December 31, 2017	3,448,569	$50,290	$26,023	$237	$76,550

See accompanying notes to consolidated financial statements.

Page | 38

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$6,168	$6,090	$5,743
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	485	—	100
Depreciation	1,389	1,078	986
Amortization	1,061	1,531	1,497
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	317	380	118
Net (gains)/losses on sales of securities	280	(312)	(261)
Gains on sales of loans	(1,265)	(1,748)	(1,416)
Loans originated for sale	(43,171)	(53,591)	(47,498)
Proceeds from loan sales	42,883	57,830	46,077
Earnings on bank-owned life insurance	(398)	(356)	(347)
Earnings from death benefit	—	—	(304)
Proceeds on bank-owned life insurance	—	—	461
(Gains)/losses on sales of other real estate owned	(18)	8	30
Write-downs of other real estate owned	—	—	91
Proceeds from sales of other real estate owned	663	247	406
Deferred federal income tax (benefit)/expense	62	(82)	(631)
Net change in:
Other assets	417	(1,952)	(503)
Other liabilities	(783)	1,804	(571)
Net cash from operating activities	8,090	10,927	3,978

Cash flows from investing activities:
Sales of securities available for sale	57,628	15,317	25,876
Maturities, prepayments and calls of securities available for sale	17,572	36,705	27,084
Purchases of securities available for sale	(56,123)	(69,526)	(70,902)
Purchase of Federal Reserve Bank stock	—	—	(301)
Purchases or calls of FHLB stock	—	(380)	299
Purchase of bank-owned life insurance policies	—	(1,500)	—
Loan originations and payments, net	(35,723)	(20,274)	(3,678)
Additions to premises and equipment	(1,656)	(1,819)	(1,038)
Net cash from investing activities	(18,302)	(41,477)	(22,660)

Cash flows from financing activities:
Net change in deposits	27,467	37,690	39,868
Net change in repurchase agreements	(765)	(1,547)	(17,283)
Proceeds from Federal Home Loan Bank advances	212,500	311,017	194,575
Payments on Federal Home Loan Bank advances	(204,533)	(310,048)	(201,606)
Issuance of common stock	98	85	206
Repurchase of common stock	(203)	(794)	(371)
Cash dividends and fractional shares from stock dividend	(2,324)	(2,231)	(2,170)
Net cash from financing activities	32,240	34,172	13,219

Net change in cash and cash equivalents	22,028	3,622	(5,463)
Beginning cash and cash equivalents	14,809	11,187	16,650

Ending cash and cash equivalents	$36,837	$14,809	$11,187

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,465	$984	$1,005
Cash paid for income taxes	2,120	1,760	2,395
Loans transferred to other real estate owned	314	661	408

See accompanying notes to consolidated financial statements.

Page | 39

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc., its wholly-owned subsidiary, ChoiceOne Bank (“the Bank”), and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. (together referred to as “ChoiceOne”). Intercompany transactions and balances have been eliminated in consolidation.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Actual results may differ from these estimates. Estimates associated with securities available for sale, the allowance for loan losses, other real estate owned, loan servicing rights, goodwill, and fair values of certain financial instruments are particularly susceptible to change.

Cash and Cash Equivalents

Cash and cash equivalents are defined to include cash on hand, demand deposits with other banks, and federal funds sold. Cash flows are reported on a net basis for customer loan and deposit transactions, deposits with other financial institutions, and short-term borrowings with original terms of 90 days or less.

Securities

Securities are classified as available for sale because they might be sold before maturity. Securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported separately in the accumulated other comprehensive income or loss section of shareholders’ equity, net of tax effect. Restricted investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost. Equity securities consist of investments in preferred stock, trust-preferred securities, and investments in common stock of other financial institutions. All equities are held at the holding company and are considered available for sale.

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

Page | 40

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

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Revenue on loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market. Similar to loans held for sale these loans are excluded from the allowance for loan losses as the risk of default is minimal during the short time period held.

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

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as Troubled Debt Restructurings (TDR). A loan is a TDR when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying a loan. To make this determination, the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bank granted the borrower a concession. This determination requires consideration of all facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties. Commercial loans are evaluated for impairment on an individual loan basis. If a loan is considered impaired or if a loan has been classified as a troubled debt restructured loan, a portion of the allowance for loan losses is allocated to the loan so that it is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans such as consumer and residential real estate mortgage loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Bank Owned Life Insurance

Bank owned life insurance policies are stated at the current cash surrender value of the policy, or the policy death proceeds less any obligation to provide a death benefit to an insured’s beneficiaries  if that value is less than the cash surrender value. Increases in the asset value are recorded as earnings in other income.

Page | 41

Loan Servicing Rights

Loan servicing rights represent the allocated value of servicing rights on loans sold with servicing retained. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Servicing rights are initially recorded at estimated fair value and fair value is determined using prices for similar assets with similar characteristics when available or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

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

Page | 42

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	Years ended December 31,
	2017	2016

Unrealized gain (loss) on available for sale securities	$169	$(1,063)
Unrecognized gains on post-retirement benefits	132	157
Tax effect	(64)	308
Accumulated other comprehensive income (loss)	$237	$(598)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2017.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $810,000 and $621,000 was required to meet regulatory reserve and clearing requirements at December 31, 2017 and 2016, respectively. The balance in excess of the amount required was interest-bearing as of December 31, 2017 and December 31, 2016.

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

Page | 43

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU does not apply to financial instruments. The ASU is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for ChoiceOne). Early implementation is not allowed for public companies. Management is currently assessing the impact to the ChoiceOne’s consolidated financial statements but does not expect these changes to have a significant effect on the financial statements.

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for ChoiceOne for the fiscal year beginning after December 15, 2017, including interim periods within this fiscal year. Management has assessed the expected impact and does not believe it will have a significant impact on ChoiceOne’s consolidated financial statements.

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

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2019, and for interim periods within those years. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This ASU changes generally accepted accounting principles (“GAAP”) to require premiums on purchased callable debt securities to be amortized to the earliest call date.  Previous GAAP allowed entities to amortize to contractual maturity or to call date.  The amendments in this ASU are effective for annual periods beginning after December 15, 2018, with early adoption permitted.  As the Company has consistently amortized premiums on its purchased callable debt securities to the earliest call date, the Company has elected to early adopt this ASU effective January 1, 2017.  There was no impact of adoption of this ASU by the Company.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the current year’s presentation.

Page | 44

Note 2 – Securities

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 were as follows:

	2017
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$35,518	$—	$(392)	$35,126
U.S. Treasury notes and bonds	1,991	—	(31)	1,960
State and municipal	99,609	910	(471)	100,048
Mortgage-backed	9,943	8	(131)	9,820
Corporate	5,184	2	(35)	5,151
Equity securities	3,083	309	—	3,392
Asset-backed securities	95	—	(1)	94
Total	$155,423	$1,229	$(1,061)	$155,591

	2016
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$59,864	$34	$(846)	$59,052
U.S. Treasury notes and bonds	4,111	—	(39)	4,072
State and municipal	89,169	748	(944)	88,973
Mortgage-backed	7,925	19	(155)	7,789
Corporate	7,069	12	(40)	7,041
Foreign debt	4,514	—	(114)	4,400
Equity securities	2,617	266	—	2,883
Asset-backed securities	182	—	(4)	178
Total	$175,451	$1,079	$(2,142)	$174,388

Information regarding sales of securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2017	2016	2015
Proceeds from sales of securities	$57,628	$15,317	$25,876
Gross realized gains	184	312	261
Gross realized losses	464	0	0

Page | 45

Contractual maturities of securities available for sale at December 31, 2017 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$27,715	$27,490
Due after one year through five years	68,760	68,786
Due after five years through ten years	43,556	43,654
Due after ten years	2,366	2,449
Total debt securities	142,397	142,379
Mortgage-backed securities	9,943	9,820
Equity securities	3,083	3,392
Total	$155,423	$155,591

Various securities were pledged as collateral for securities sold under agreements to repurchase and participation in a program that provided Community Reinvestment Act credits. The carrying amount of securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2017	2016
Securities pledged for securities sold under agreements to repurchase	$9,902	$13,186
Security pledged for Community Reinvestment Act credits	262	250
Total	$10,164	$13,436

The fair value of securities pledged to secure repurchase agreements may decline, and the Company may be required to provide additional collateral. The Company manages this risk by pledging securities with fair values in excess of the repurchase liability.

Securities with unrealized losses at year-end 2017 and 2016, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2017
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$20,297	$(190)	$9,798	$(202)	$30,095	$(392)
U.S. Treasury notes and bonds	1,960	(31)	—	—	1,960	(31)
State and municipal	38,887	(319)	6,889	(152)	45,776	(471)
Mortgage-backed	8,481	(104)	838	(27)	9,319	(131)
Corporate	2,471	(17)	687	(18)	3,158	(35)
Asset-backed securities	—	—	94	(1)	94	(1)
Total temporarily impaired	$72,096	$(661)	$18,306	$(400)	$90,402	$(1,061)

	2016
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$46,283	$(846)	$—	$—	$46,283	$(846)
U.S. Treasury notes and bonds	4,072	(39)	—	—	4,072	(39)
State and municipal	47,832	(944)	—	—	47,832	(944)
Mortgage-backed	5,980	(150)	251	(5)	6,231	(155)
Corporate	2,838	(40)	—	—	2,838	(40)
Foreign debt	4,400	(114)	—	—	4,400	(114)
Asset-backed securities	—	—	178	(4)	178	(4)
Total temporarily impaired	$111,405	$(2,133)	$429	$(9)	$111,834	$(2,142)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2017 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2017 or 2016.

Page | 46

At December 31, 2017, there were 154 securities with an unrealized loss, compared to 196 securities with an unrealized loss as of December 31, 2016. The decrease in the number of securities in an unrealized loss position was due to the sale of $35.0 million in securities during the fourth quarter of 2017.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2017	2016
Agricultural	$48,464	$44,614
Commercial and industrial	104,386	96,088
Consumer	24,513	21,596
Real estate - commercial	123,487	110,762
Real estate - construction	6,613	6,153
Real estate - residential	91,322	89,787
Loans, gross	398,785	369,000
Allowance for loan losses	(4,577)	(4,277)
Loans, net	$394,208	$364,723

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

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)
	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2017
Allowance for Loan Losses
Beginning balance	$433	$688	$305	$1,438	$62	$1,013	$338	$4,277
Charge-offs	—	(439)	(253)	—	—	(43)	—	(735)
Recoveries	—	21	169	258	40	62	—	550
Provision	73	731	41	65	(67)	(306)	(52)	485
Ending balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577

Individually evaluated for impairment	$—	$26	$3	$49	$—	$224	$—	$302

Collectively evaluated for impairment	$506	$975	$259	$1,712	$35	$502	$286	$4,275

Loans
Individually evaluated for impairment	$423	$124	$36	$778	$—	$2,779		$4,140
Collectively evaluated for impairment	48,041	104,262	24,477	122,709	6,613	88,543		394,645
Ending balance	$48,464	$104,386	$24,513	$123,487	$6,613	$91,322		$398,785

Page | 47

(Dollars in thousands)

	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total

2016
Allowance for Loan Losses
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(37)	(218)	—	—	(102)	—	(357)
Recoveries	—	31	149	89	—	171	—	440
Provision	13	108	77	319	16	(444)	(89)	—
Ending balance	$433	$688	$305	$1,438	$62	$1,013	$338	$4,277

Individually evaluated for impairment	$3	$11	$2	$91	$—	$296	$—	$403

Collectively evaluated for impairment	$430	$677	$303	$1,347	$62	$717	$338	$3,874

Loans
Individually evaluated for impairment	$526	$301	$28	$1,073	$—	$2,983		$4,911
Collectively evaluated for impairment	44,088	95,787	21,568	109,689	6,153	86,804		364,089
Ending balance	$44,614	$96,088	$21,596	$110,762	$6,153	$89,787		$369,000

(Dollars in thousands)

	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
2015
Allowance for Loan Losses
Beginning balance	$186	$527	$184	$1,641	$9	$1,193	$433	$4,173
Charge-offs	—	(30)	(291)	—	—	(140)	—	(461)
Recoveries	1	64	121	47	—	149	—	382
Provision	233	25	283	(658)	37	186	(6)	100
Ending balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194

Individually evaluated for impairment	$3	$15	$1	$191	$—	$296	$—	$506

Collectively evaluated for impairment	$417	$571	$296	$839	$46	$1,092	$427	$3,688

Loans
Individually evaluated for impairment	$50	$192	$24	$2,790	$—	$2,529		$5,585
Collectively evaluated for impairment	40,182	94,155	20,066	94,946	5,390	88,980		343,719
Ending balance	$40,232	$94,347	$20,090	$97,736	$5,390	$91,509		$349,304

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

Page | 48

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

Risk rating 7: These loans are considered doubtful credits. Some loss of principal and interest has been determined to be probable. The estimate of the amount of loss could be affected by factors such as the borrower’s ability to provide additional capital or collateral. Loans in this category are on nonaccrual status. No loans are classified as risk rating 7 and the category has been removed from the table below.

Risk rating 8: These loans are considered loss credits. They are considered uncollectible and will be charged off against the allowance for loan losses. No loans are classified as risk rating 8 and the category has been removed from the table below.

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	2017	2016	2017	2016	2017	2016
Risk ratings 1 and 2	$14,813	$12,005	$13,491	$12,135	$8,227	$8,013
Risk rating 3	22,721	23,852	63,366	56,714	78,868	59,343
Risk rating 4	10,199	7,505	26,943	25,895	33,429	39,641
Risk rating 5	308	726	491	1,267	1,533	1,867
Risk rating 6	423	526	95	77	1,430	1,898
	$48,464	$44,614	$104,386	$96,088	$123,487	$110,762

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	2017	2016	2017	2016	2017	2016
Performing	$24,497	$21,590	$6,613	$6,153	$90,629	$88,767
Nonperforming	1	—	—	—	257	229
Nonaccrual	15	6	—	—	436	791
	$24,513	$21,596	$6,613	$6,153	$91,322	$89,787

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2017 and 2016, loans in the process of foreclosure totaled $131,000 and $282,000, respectively.

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the twelve months ended December 31, 2017 and December 31, 2016. The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance.

	December 31, 2017			December 31, 2016
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Agricultural	—	$—	$—	1	$105	$105
Residential real estate	3	296	296	2	155	155
	3	$296	$296	3	$260	$260

Page | 49

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

The following schedule provides information on TDRs as of December 31, 2017 and December 31, 2016 where the borrower was past due with respect to principal and/or interest for 30 days or more during the twelve months ended December 31, 2017 and December 31, 2016 that had been modified during the 12-month period prior to the default. Loans modified in a TDR may already be on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Bank may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgement in developing these estimates.

At December 31, 2017 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.:

	With Payment Defaults During the Following Periods
	December 31, 2017		December 31, 2016
(Dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate	—	$—	1	$105

Impaired loans by loan category as of December 31 were as follows:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
2017
With no related allowance recorded
Agricultural	$423	$455	$—	$322	$—
Commercial and industrial	—	—	—	103	—
Consumer	—	—	—	—	—
Commercial real estate	127	258	—	110	—
Residential real estate	115	126	—	106	4
Subtotal	665	839	—	641	4
With an allowance recorded
Agricultural	—	—	—	121	—
Commercial and industrial	124	124	26	177	1
Consumer	36	36	3	33	1
Commercial real estate	651	734	49	826	34
Residential real estate	2,664	2,690	224	2,522	110
Subtotal	3,475	3,584	302	3,679	146
Total
Agricultural	423	455	—	443	—
Commercial and industrial	124	124	26	280	1
Consumer	36	36	3	33	1
Commercial real estate	778	992	49	936	34
Residential real estate	2,779	2,816	224	2,628	114
Total	$4,140	$4,423	$302	$4,320	$150

Page | 50

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2016
With no related allowance recorded
Agricultural	$482	$485	$—	$220	$13
Commercial and industrial	206	207	—	91	3
Consumer	—	—	—	1	—
Commercial real estate	342	939	—	925	2
Residential real estate	301	292	—	167	5
Subtotal	1,331	1,923	—	1,404	23
With an allowance recorded
Agricultural	44	44	3	72	3
Commercial and industrial	95	95	11	218	—
Consumer	28	28	2	24	2
Commercial real estate	731	804	91	1,281	33
Residential real estate	2,682	2,711	296	2,672	108
Subtotal	3,580	3,682	403	4,267	146
Total
Agricultural	526	529	3	292	16
Commercial and industrial	301	302	11	309	3
Consumer	28	28	2	25	2
Commercial real estate	1,073	1,743	91	2,206	35
Residential real estate	2,983	3,003	296	2,839	113
Total	$4,911	$5,605	$403	$5,671	$169

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2015
With no related allowance recorded
Agricultural	$—	$—	$—	$—	$—
Commercial and industrial	74	103	—	25	—
Consumer	—	—	—	2	—
Commercial real estate	1,540	1,540	—	1,061	11
Residential real estate	13	13	—	191	—
Subtotal	1,627	1,656	—	1,279	11
With an allowance recorded
Agricultural	50	50	3	62	(6)
Commercial and industrial	118	118	15	44	1
Consumer	24	24	1	34	3
Commercial real estate	1,250	1,755	191	2,002	64
Residential real estate	2,516	2,516	296	2,425	86
Subtotal	3,958	4,463	506	4,567	148
Total
Agricultural	50	50	3	62	(6)
Commercial and industrial	192	221	15	69	1
Consumer	24	24	1	36	3
Commercial real estate	2,790	3,295	191	3,063	75
Residential real estate	2,529	2,529	296	2,616	86
Total	$5,585	$6,119	$506	$5,846	$159

Page | 51

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
2017
Agricultural	$—	$—	$83	$83	$48,381	$48,464	$—
Commercial and industrial	20	—	—	20	104,366	104,386	—
Consumer	142	38	1	181	24,332	24,513	—
Commercial real estate	95	58	69	222	123,265	123,487	—
Construction real estate	—	—	—	—	6,613	6,613	—
Residential real estate	585	272	296	1,153	90,169	91,322	258
	$842	$368	$449	$1,659	$397,126	$398,785	$258

2016
Agricultural	$—	$—	$—	$—	$44,614	$44,614	$—
Commercial and industrial	—	30	245	275	95,813	96,088	—
Consumer	99	2	6	107	21,489	21,596	—
Commercial real estate	—	—	260	260	110,502	110,762	—
Construction real estate	—	—	—	—	6,153	6,153	—
Residential real estate	1,027	109	646	1,782	88,005	89,787	229
	$1,126	$141	$1,157	$2,424	$366,576	$369,000	$229

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2017	2016
Agricultural	$423	$482
Commercial and industrial	—	245
Consumer	15	6
Commercial real estate	222	458
Construction real estate	—	—
Residential real estate	436	792
	$1,096	$1,983

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)	2017	2016	2015
Loans originated for resale, net of principal payments	$43,171	$53,591	$47,498
Proceeds from loan sales	42,883	57,830	46,077
Net gains on sales of loans held for sale	1,265	1,748	1,416
Loan servicing fees, net of amortization	155	159	113

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $122.5 million and $103.6 million at December 31, 2017 and 2016, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2017 and 2016.

Page | 52

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2017	2016	2015
Balance, beginning of year	$697	$378	$489
Capitalized	443	491	49
Amortization	(232)	(172)	(160)
Balance, end of year	$908	$697	$378

The fair value of loan servicing rights was $1,402,000 and $1,029,000 as of December 31, 2017 and 2016, respectively. Consequently, a valuation allowance was not necessary at year-end 2017 or 2016. The fair value of servicing rights at December 31, 2017 was determined using a discount rate of 6.29% and prepayment speeds ranging from 7% to 14%. The fair value of servicing rights at December 31, 2016 was determined using a discount rate of 5.82% and prepayment speeds ranging from 10% to 19%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2017	2016
Land and land improvements	$5,560	$5,869
Leasehold improvements	38	38
Buildings	13,290	12,052
Furniture and equipment	5,932	5,394
Total cost	24,820	23,353
Accumulated depreciation	(11,965)	(10,765)
Premises and equipment, net	$12,855	$12,588

Depreciation expense was $1,389,000, $1,078,000, and $986,000 for 2017, 2016 and 2015, respectively.

The Bank leases certain branch properties, a loan production office, and automated-teller machine locations in its normal course of business. Rent expense totaled $99,000, $99,000, and $53,000 for 2017, 2016 and 2015, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2018	$117
2019	119
2020	122
2021	124
2022	127
Thereafter	152
Total	$760

Note 6 - Goodwill and Intangible Assets

Goodwill

There were no changes in the goodwill balance in 2017 or 2016. ChoiceOne evaluates goodwill annually for impairment. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required.

ChoiceOne engaged an outside consulting firm to assist management in performing its annual evaluation of goodwill for impairment as of June 30, 2016. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepted accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the income approach, which was a discounted cash flow value based on projected earnings capacity. The income approach used a discount rate of 11.50%, a growth assumption of 5.0% for assets, and an assumption of cost savings of 20% of noninterest expense as a result of synergies and cost reductions from a change in control. The appraisal methodology also included the market approach, which was based on price-to-earnings multiples, price-to-tangible book value ratios, and core deposit premiums for selected bank sale transactions. The asset approach was also an approach that was reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity, which was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 31%. Based on this assessment, management believed that there was no indication of goodwill impairment at June 30, 2016. Based on the testing performed and a review of factors that might impact ChoiceOne’s stock value on September 30, 2017, no impairment of goodwill was deemed to exist as of December 31, 2017.

Page | 53

Acquired Intangible Assets

Information for acquired intangible assets at December 31 follows:

	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization

Core deposit intangible	$—	$—	$4,134	$4,134
Other intangible assets	—	—	348	348
Totals	$—	$—	$4,482	$4,482

The core deposit intangible and other intangible assets were being amortized on a straight-line basis over ten years. Intangible assets were reviewed for impairment on a quarterly basis. These intangible assets were fully amortized as of the end of 2016 and will have no carrying value on the balance sheet going forward. Aggregate amortization expense was $0 in 2017, $379,000 in 2016, and $448,000 in 2015.

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2017	2016	2015

Balance, beginning of year	$437	$31	$150
Transfers from loans	314	661	408
Proceeds from sales	(663)	(247)	(406)
Gains/(losses) on sales	18	(8)	(30)
Write-downs	—	—	(91)
Balance, end of year	$106	$437	$31

Included in the balances above were residential real estate mortgage loans of $106,000, $291,000, and $31,000 as of December 31, 2017, 2016, and 2015, respectively, and $146,000 of commercial real estate loans as of December 31, 2016.

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2017	2016

Noninterest-bearing demand deposits	$151,462	$127,611
Interest-bearing demand deposits	126,363	122,465
Money market deposits	94,178	99,454
Savings deposits	75,080	75,835
Local certificates of deposit	82,598	79,108
Brokered certificates of deposit	10,172	7,913
Total deposits	$539,853	$512,386

Page | 54

Scheduled maturities of certificates of deposit at December 31, 2017 were as follows:

(Dollars in thousands)

2018	$67,698
2019	13,411
2020	5,301
2021	6,059
2022	301
Total	$92,770

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $29.8 million and $22.2 million at December 31, 2017 and 2016, respectively. The Bank held $10.2 million in brokered certificates of deposit at December 31, 2017, compared to $7.9 million at December 31, 2016. In addition, the Bank had $2.0 million of certificates of deposit as of December 31, 2017, and December 31, 2016, respectively, that had been issued through the Certificate of Deposit Account Registry Service (CDARS). Although certificates of deposit issued through CDARS are issued to local customers, this type of deposit is classified as brokered deposits for regulatory purposes.

Note 9 – Repurchase Agreements

Securities sold under agreements to repurchase are advances to the Bank by customers or another bank. These agreements are direct obligations of the Bank and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements with Bank customers mature daily. Information regarding repurchase agreements follows:

(Dollars in thousands)	2017	2016

Outstanding balance at December 31	$7,148	$7,913
Average interest rate at December 31	0.05%	0.05%
Average balance during the year	$4,958	$7,762
Average interest rate during the year	0.05%	0.05%
Maximum month end balance during the year	$8,440	$10,539

Repurchase agreements accounted for as secured borrowings as of December 31, 2017 were as follows:

Remaining Contractual Maturity of the Agreements
(Dollars in thousands)	Overnight and
Continuous
U.S. Government agencies	$9,901
Total securities	9,901
Unsecured borrowings	—
Total borrowings	$9,901

Note 10 – Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2017	2016

Maturity of November 2024 with fixed interest rate of 3.98%	$268	$301
Maturities ranging from January 2018 to April 2018, fixed interest rates ranging from 1.25% to 1.39%, with a weighted average of 1.32%	20,000	—
Maturities ranging from January 2017 to March 2017, fixed interest rates ranging from 0.81% to 0.88%, with a weighted average of 0.86%	—	12,000
Total advances outstanding at year-end	$20,268	$12,301

Page | 55

Fees are charged on fixed rate advances that are paid prior to maturity. No fixed rate advances were paid prior to maturity in 2017 or 2016. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $95.1 million and $92.3 million at December 31, 2017 and December 31, 2016, respectively. Based on this collateral, the Bank was eligible to borrow an additional $28 million at year-end 2017.

The scheduled maturities of advances from the FHLB at December 31, 2017 were as follows:

(Dollars in thousands)

2018	$20,034
2019	36
2020	37
2021	39
2022	40
Thereafter	82
Total	$20,268

Page | 56

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2017	2016	2015
Provision for Income Taxes
Current federal income tax expense	$2,325	$2,244	$2,576
Deferred federal income tax expense/(benefit)	62	(82)	(631)
Income tax expense	$2,387	$2,162	$1,945

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 34%	$2,909	$2,806	$2,614
Tax exempt interest income	(486)	(496)	(488)
Tax exempt earnings on bank-owned life insurance	(135)	(121)	(221)
Deferred tax adjustment related to reduction in U.S. federal statutory income tax rate	206	—	—
Other items	(107)	(27)	40
Income tax expense	$2,387	$2,162	$1,945

Effective income tax rate	28%	26%	25%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2017	2016
Deferred tax assets:
Allowance for loan losses	$961	$1,454
Unrealized losses on securities available for sale	—	361
Deferred compensation	125	232
Stock compensation	55	67
Loan costs/fees deferred	45	84
Other	123	272
Total deferred tax assets	1,309	2,470

Deferred tax liabilities:
Depreciation	644	1,181
Loan servicing rights	191	238
Unrealized gains on securities available for sale	35	—
Other	106	243
Total deferred tax liabilities	976	1,662
Net deferred tax asset	$333	$808

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law. The Tax Act reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and liabilities as of the date of the Tax Act’s enactment using the new effective tax rate. The effect of the remeasurement is recognized in income tax expense in the year of enactment. The Company recorded $206,000 in additional income tax expense in 2017 as a result of the remeasurement of its net deferred tax asset.

Concurrent with the enactment of the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the Tax Act over a period of up to twelve months in the reporting period in which the adjustment is identified. The Company will apply SAB 118 and will continue to refine the measurement of its net deferred tax asset balance during the preparation of its 2017 tax return as additional guidance and information becomes available.

Page | 57

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2017	2016

Balance, beginning of year	$12,906	$10,234
New loans	2,909	6,797
Repayments	(3,043)	(4,125)
Effect of changes in related parties	(6,295)	—
Balance, end of year	$6,477	$12,906

Deposits from executive officers, directors and their affiliates were $8.1 million and $14.7 million at December 31, 2017 and 2016, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $189,000, $180,000, and $168,000 in 2017, 2016, and 2015, respectively.

Employee Stock Ownership Plan:

Through December 31, 2015, employees participated in an Employee Stock Ownership Plan (“ESOP”). ChoiceOne could make discretionary contributions to the ESOP. Shares of ChoiceOne common stock were allocated to participants based on relative compensation earned and compensation expense was recorded when allocated. Dividends on allocated shares increased the participant accounts. Participants became fully vested upon completing six years of qualifying service. Participants received the shares at the end of employment. A participant could require stock received to be repurchased by ChoiceOne at any time. ChoiceOne did not contribute to the ESOP nor was any expense recorded in 2017, 2016, or 2015. Effective January 1, 2016, ChoiceOne terminated the ESOP and transferred shares held by the ESOP to the 401(k) plan and ChoiceOne no longer has a mandatory obligation to repurchase shares from the 401(k) plan.

Shares held by the ESOP as of December 31 were as follows:

(Dollars in thousands, except for share data)	2017	2016	2015

Shares allocated to participants	—	—	5,355
Shares unallocated	—	—	—
Total shares of ChoiceOne stock held by ESOP	—	—	5,355

Fair value of allocated shares, subject to repurchase obligation, recorded in other liabilities	$—	$—	$127

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability has been accrued for the obligation under this plan. ChoiceOne incurred a negative post-retirement benefit expense of $14,000 in 2017, a negative benefit expense of $18,000 in 2016, and a benefit expense of $2,000 in 2015. The post-retirement obligation liability was $160,000 as of December 31, 2017 and $148,000 as of December 31, 2016.

Deferred Compensation Plans:

A deferred director compensation plan covers former directors, which was acquired by ChoiceOne in 2006. Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director. The payout periods range from one month to ten years beginning with the individual’s termination of service. A liability has been accrued for the obligation under this plan. ChoiceOne incurred deferred compensation plan expense of $7,000, $7,000, and $12,000 in 2017, 2016, and 2015, respectively. The deferred compensation liability was $103,000 as of December 31, 2017 and $138,000 as of December 31, 2016.

Page | 58

A supplemental executive retirement plan covers four former executive officers. Under the plan, ChoiceOne pays these individuals a specific amount of compensation over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan). A liability has been accrued for the obligation under this plan. The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates. Slightly higher long-term interest rates during 2016 and 2017 caused a slight decrease in plan expense in the two years compared to 2015. ChoiceOne incurred deferred compensation plan expense of $12,000, $19,000, and $32,000 in 2017, 2016, and 2015, respectively. Liabilities related to the supplemental executive retirement plan of $492,000 and $558,000 were outstanding as of December 31, 2017 and December 31, 2016, respectively.

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted during 2017, 2016, or 2015 was $49,000 in 2017, $71,000 in 2016, and $0 in 2015. The Amended and Restated Executive Stock Incentive Plan under which the stock options were granted expired in 2012. The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The new plan provides for the issuance of up to 100,000 shares of common stock. At December 31, 2017, there were 16,850 shares available for future grants.

A summary of stock options activity is as follows:

	2017
	Shares	Weighted average exercise price

Options outstanding, beginning of year	32,000	$22.69
Options granted prior to stock dividend	15,000	23.00
Options exercised prior to stock dividend	1,000	13.50
Options forfeited or expired prior to stock dividend	—	—
Options outstanding prior to stock dividend	46,000	$22.99

Options outstanding after 5% stock dividend on May 31, 2017	48,300	$21.90
Options exercised after stock dividend	1,050	12.86
Options outstanding at December 31	47,250	$22.10

Options exercisable at December 31	30,183	$22.32

	2016		2015
	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Options outstanding, beginning of year	40,750	$21.69	20,250	$16.65
Options granted	—	—	30,000	23.30
Options exercised	8,000	17.95	9,500	16.03
Options forfeited or expired	750	18.85	—	—
Options outstanding, end of year	32,000	$22.69	40,750	$21.69

Options exercisable at December 31	22,000	$22.69	18,250	$19.70

The exercise prices for options outstanding and exercisable at the end of 2017 ranged from $21.90 to $22.19 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2017 was approximately 8.1 years.

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $81,000 and $50,000 respectively, at December 31, 2017. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2017 were calculated based on the closing market price of the Company’s common stock on December 31, 2017 of $23.80 per share less the exercise price.

Page | 59

Information pertaining to options outstanding at December 31, 2017 is as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$21.90	15,750	3,933	9.29
$22.19	31,500	26,250	7.96

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2017, there was $18,000 in unrecognized compensation expense related to stock options issued in 2017.

The fair value of stock options granted during 2017 was $32,000, which was determined using the following weighted-average assumptions as of the grant date.

Risk-free interest rate	2.62%
Expected option life	5.75 years
Expected stock price volatility	13.56%
Dividend yield	3.32%
Fair value of options granted per share	$2.13

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $191,000, $207,000, and $103,000 in 2017, 2016, and 2015, respectively, in connection with restricted stock units for current participants during these years. At December 31, 2017, there were 18,060 restricted stock units outstanding with an approximate stock value of $430,000 based on ChoiceOne’s December 31, 2017 stock price. At December 31, 2016, there were 14,933 restricted stock units outstanding with an approximate stock value of $355,000 based on ChoiceOne’s December 31, 2016 stock price. Unrecognized compensation expense as of December 31, 2017 based on the stock price at time of award was approximately $254,000.

Note 15 - Earnings Per Share

(Dollars in thousands, except share data)
	2017	2016	2015
Basic
Net income	$6,168	$6,090	$5,743

Weighted average common shares outstanding	3,448,777	3,451,464	3,453,761

Basic earnings per common shares	$1.79	$1.76	$1.67

Diluted
Net income	$6,168	$6,090	$5,743

Weighted average common shares outstanding	3,448,777	3,451,464	3,453,761
Plus dilutive stock options and restricted stock units	8,062	5,221	8,321

Weighted average common shares outstanding and potentially dilutive shares	3,456,839	3,456,685	3,462,082

Diluted earnings per common share	$1.78	$1.76	$1.66

*	Per share amounts have been adjusted for the 5% stock dividend on May 31, 2017.

There were no stock options that were considered anti-dilutive to earnings per share as of December 31, 2017. There were 30,000 stock options that were considered anti-dilutive to earnings per share as of December 31, 2016, and there were 30,000 stock options as of December 31, 2015 considered to be anti-dilutive to earnings per share.

Page | 60

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets
(Dollars in thousands)	December 31,
	2017	2016
Assets
Cash	$1,249	$516
Securities available for sale	3,607	3,406
Other assets	188	151
Investment in ChoiceOne Bank	71,570	67,698
Total assets	$76,614	$71,771

Liabilities
Other liabilities	$64	$73
Total liabilities	64	73

Shareholders’ equity	76,550	71,698
Total liabilities and shareholders’ equity	$76,614	$71,771

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
Interest and dividends from ChoiceOne Bank	$3,042	$3,161	$3,579
Interest and dividends from other securities	55	52	26
Gains on sales of securities	1	—	—
Total income	3,098	3,213	3,605
Other expenses	123	133	137

Income before income tax and equity in undistributed net income of subsidiary	2,975	3,080	3,468
Income tax benefit	73	39	44
Income before equity in undistributed net income of subsidiary	3,048	3,119	3,512
Equity in undistributed net income of subsidiary	3,120	2,971	2,231
Net income	$6,168	$6,090	$5,743

Page | 61

(Dollars in thousands)	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$6,168	$6,090	$5,743
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(3,120)	(2,971)	(2,231)
Amortization	19	20	11
Net expense of restricted stock units	304	367	103
Net gain on sale of securities	(1)	—	—
Changes in other assets	(37)	(68)	71
Changes in other liabilities	(39)	(1)	4
Net cash from operating activities	3,294	3,437	3,701

Cash flows from investing activities:
Sales of securities	334	—	—
Purchases of securities	(466)	(1,126)	(1,029)
Net cash from investing activities	(132)	(1,126)	(1,029)

Cash flows from financing activities:
Issuance of common stock	98	85	206
Repurchase of common stock	(203)	(794)	(371)
Cash dividends paid	(2,324)	(2,231)	(2,170)
Net cash from financing activities	(2,429)	(2,940)	(2,335)

Net change in cash	733	(629)	337
Beginning cash	516	1,145	808
Ending cash	$1,249	$516	$1,145

Page | 62

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Assets
Cash and due from banks	$36,837	$36,837	$36,837	$—	$—
Securities available for sale	155,591	155,591	1,892	140,301	13,398
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,721	1,773	—	1,773	—
Loans to other financial institutions	6,802	6,802		6,802
Loans, net	394,208	394,819	—	—	394,819
Accrued interest receivable	2,146	2,146	—	2,146	—

Liabilities
Noninterest-bearing deposits	151,462	151,462	—	151,462	—
Interest-bearing deposits	388,391	387,343	—	387,343	—
Repurchase agreements	7,148	7,148	—	7,148	—
Federal Home Loan Bank advances	20,268	20,271	—	20,271	—
Accrued interest payable	49	49	—	49	—

December 31, 2016
Assets
Cash and due from banks	$14,809	$14,809	$14,809	$—	$—
Securities available for sale	174,388	174,388	1,383	157,902	15,103
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,974	2,044	—	2,044	—
Loans, net	364,723	365,780	—	—	365,780
Accrued interest receivable	2,007	2,007	—	2,007	—

Liabilities
Noninterest-bearing deposits	127,611	127,611	—	127,611	—
Interest-bearing deposits	384,775	383,879	—	383,879	—
Repurchase agreements	7,913	7,913	—	7,913	—
Federal Home Loan Bank advances	12,301	12,323	—	12,323	—
Accrued interest payable	35	35	—	35	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans is based on the rates charged at December 31 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of deposits is based on comparing the average rate paid on deposits compared to the three month Libor rate which is assumed to be the replacement value of these deposits. At December 31, 2017, all average rates were lower than the three month Libor rate causing fair values to be higher than carrying amounts. The estimated fair values for time deposits and FHLB advances are based on the rates paid at December 31 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

Page | 63

Note 18 – Fair Value Measurements

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of December 31, 2016 or December 31, 2017. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for Sale - December 31, 2017
U. S. Government and federal agency	$—	$35,126	$—	$35,126
U. S. Treasury notes and bonds	—	1,960	—	1,960
State and municipal	—	88,150	11,898	100,048
Mortgage-backed	—	9,820	—	9,820
Corporate	—	5,151	—	5,151
Equity securities	1,892	—	1,500	3,392
Asset backed securities	—	94	—	94
Total	$1,892	$140,301	$13,398	$155,591

Investment Securities, Available for Sale - December 31, 2016
U. S. Government and federal agency	$—	$59,052	$—	$59,052
U. S. Treasury notes and bonds	—	4,072	—	4,072
State and municipal	—	75,370	13,603	88,973
Mortgage-backed	—	7,789	—	7,789
Corporate	—	7,041	—	7,041
Foreign debt	—	4,400	—	4,400
Equity securities	1,383	—	1,500	2,883
Asset backed securities	—	178	—	178
Total	$1,383	$157,902	$15,103	$174,388

Page | 64

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	2017	2016
Investment Securities, Available for Sale
Balance, January 1	$15,103	$11,799
Total realized and unrealized gains included in income	—	—
Total unrealized gains/(losses) included in other comprehensive income	196	(307)
Net purchases, sales, calls, and maturities	(1,901)	3,611
Net transfers into Level 3	—	—
Balance, December 31	$13,398	$15,103

Of the Level 3 assets that were still held by the Bank at December 31, 2017, the net unrealized gain for the twelve months ended December 31, 2017 was $196,000 compared to a $307,000 unrealized loss as of December 31, 2016, which is recognized in other comprehensive income in the consolidated balance sheets. A total of $3.2 million and $6.7 million of Level 3 securities were purchased in 2017 and 2016, respectively.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balances at Dates	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2017	$4,140	$—	$—	$4,140
December 31, 2016	$4,911	$—	$—	$4,911

Other Real Estate
December 31, 2017	$106	$—	$—	$106
December 31, 2016	$437	$—	$—	$437

Page | 65

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2017		2016
(Dollars in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unused lines of credit and letters of credit	$9,033	$104,257	$9,219	$38,422
Commitments to fund loans (at market rates)	8,633	1,225	16,788	3,005

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 4.25% to 7.00% and maturities ranging from 1 years to 30 years.

Note 20 – Regulatory Capital

ChoiceOne Financial Services Inc. and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2017 and 2016, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Page | 66

Actual capital levels and minimum required levels for ChoiceOne Financial Services Inc. and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$67,155	13.9%	$38,761	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	62,584	12.9	21,803	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	62,584	12.9	29,071	6.0	N/A	N/A
Tier 1 capital (to average assets)	62,584	9.9	25,301	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$62,393	12.9%	$38,555	8.0%	$48,194	10.0%
Common equity Tier 1 capital (to risk weighted assets)	57,822	12.0	21,687	4.5	31,326	6.5
Tier 1 capital (to risk weighted assets)	57,822	12.0	28,917	6.0	38,555	8.0
Tier 1 capital (to average assets)	57,822	9.2	25,156	4.0	31,445	5.0

December 31, 2016
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$62,822	14.2%	$35,289	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	58,568	13.3	19,850	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	58,568	13.3	26,467	6.0	N/A	N/A
Tier 1 capital (to average assets)	58,568	9.9	23,641	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$58,963	13.4%	$35,119	8.0%	$43,899	10.0%
Common equity Tier 1 capital (to risk weighted assets)	54,709	12.5	19,754	4.5	28,534	6.5
Tier 1 capital (to risk weighted assets)	54,709	12.5	26,339	6.0	35,119	8.0
Tier 1 capital (to average assets)	54,709	9.3	23,504	4.0	29,380	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2017, approximately $8.3 million was available for ChoiceOne Bank to pay dividends to ChoiceOne Financial Services Inc. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

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

Page | 67

Note 21 – Quarterly Financial Data (Unaudited)

		Net		Earnings Per Share
(Dollars in thousands, except per share data)	Interest	Interest	Net		Fully
	Income	Income	Income	Basic	Diluted
2017
First Quarter	$5,161	$4,855	$1,446	$0.42	$0.42
Second Quarter	5,425	5,077	1,635	0.47	0.47
Third Quarter	5,624	5,238	1,720	0.50	0.50
Fourth Quarter	5,831	5,393	1,367	0.40	0.39

2016
First Quarter	$4,921	$4,680	$1,274	$0.37	$0.37
Second Quarter	5,037	4,789	1,445	0.41	0.41
Third Quarter	5,168	4,931	1,683	0.49	0.49
Fourth Quarter	5,186	4,943	1,688	0.49	0.49

Per share amounts have been adjusted for a 5% stock dividend paid out on May 31, 2017.

There were no significant fluctuations in the quarterly financial data in 2016 or 2017. The growth in net income that occurred in 2017 was due to an increase in interest income offset by an increase in interest expense.

Page | 68

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2017, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2017, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.” This annual report is not required to include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2017 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters – Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2018, is incorporated herein by reference.

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

Page | 69

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2018, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2018, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	86,410	$12.15	49,975
Equity compensation plans not approved by security holders	—	—	9,321
Total	86,410	$12.15	59,296

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan. 16,850 shares remain available for future issuance under the Stock Incentive Plan of 2012 and 28,772 shares remain available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. No further future issuances of shares are permitted under the Amended and Restated Executive Stock Incentive Plan other than upon the exercise of outstanding stock options.

The Directors’ Stock Purchase Plan is the only equity compensation plan not approved by security holders. The plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. Participants will cease to be eligible to participate in the plan when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The plan provides for issuance of a maximum of 100,000 shares of the Company’s common stock, subject to adjustments for certain changes in the capital structure of the Company. New issuances of up to 9,321 shares may be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2018, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2018, is incorporated herein by reference.

Page | 70

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2017 and 2016.

		Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015.

		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016, and 2015.

		Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 28, 2018.

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

10.3

Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

10.4	Directors’ Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

Page | 71

10.7

Amended and Restated Employee Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

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

Page | 72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 29, 2018
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
Kelly J. Potes

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 29, 2018
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 29, 2018
Paul L. Johnson

*/s/ Greg L Armock	Director	March 29, 2018
Greg L. Armock

*/s/ James A. Bosserd	Director	March 29, 2018
James A. Bosserd

*/s/ Keith D. Brophy	Director	March 29, 2018
Keith D. Brophy

*/s/ Jack G. Hendon	Director	March 29, 2018
Jack G. Hendon

*/s/ Raymond A. Lanning	Director	March 29, 2018
Raymond A. Lanning

*/s/ Dennis C. Nelson	Director	March 29, 2018
Dennis C. Nelson

*/s/ Nels W. Nyblad	Director	March 29, 2018
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 29, 2018
Roxanne M. Page

*By /s/ Thomas L. Lampen
Attorney-in-Fact

Page | 73