Form 10-Q
period 2018-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2018-05-15
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the Registrant had outstanding 3,447,198 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2018	2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,985	$36,837

Equity securities at fair value (Note 2)	3,305	—
Securities available for sale (Note 2)	164,195	155,591
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	1,240	1,721
Loans to other financial institutions	5,637	6,802
Loans (Note 3)	386,440	398,785
Allowance for loan losses (Note 3)	(4,709)	(4,577)
Loans, net	381,731	394,208

Premises and equipment, net	13,348	12,855
Cash surrender value of life insurance policies	14,608	14,514
Goodwill	13,728	13,728
Other assets	7,398	6,721
Total assets	$622,742	$646,544

Liabilities
Deposits – noninterest-bearing	$146,912	$151,462
Deposits – interest-bearing	385,362	388,391
Total deposits	532,274	539,853

Repurchase agreements	2,461	7,148
Advances from Federal Home Loan Bank	10,259	20,268
Other liabilities	2,134	2,725
Total liabilities	547,128	569,994

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,439,837 at March 31, 2018 and 3,448,569 at December 31, 2017	50,139	50,290
Retained earnings	27,306	26,023
Accumulated other comprehensive income (loss), net	(1,831)	237
Total shareholders’ equity	75,614	76,550
Total liabilities and shareholders’ equity	$622,742	$646,544

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2018	2017
Interest income
Loans, including fees	$4,653	$4,164
Securities:
Taxable	628	621
Tax exempt	361	361
Other	57	15
Total interest income	5,699	5,161

Interest expense
Deposits	346	248
Advances from Federal Home Loan Bank	45	55
Other	1	3
Total interest expense	392	306

Net interest income	5,307	4,855
Provision for loan losses (Note 3)	35	—

Net interest income after provision for loan losses	5,272	4,855

Noninterest income
Customer service charges	1,055	974
Insurance and investment commissions	62	238
Gains on sales of loans	261	224
Gains on sales of securities	9	66
Net gain on sales of other assets	8	—
Earnings on life insurance policies	94	99
Other	159	131
Total noninterest income	1,648	1,732

Noninterest expense
Salaries and benefits	2,749	2,515
Occupancy and equipment	680	708
Data processing	534	576
Professional fees	217	229
Supplies and postage	116	101
Advertising and promotional	92	54
Other	576	486
Total noninterest expense	4,964	4,669

Income before income tax	1,956	1,918
Income tax expense	298	472

Net income	$1,658	$1,446

Basic earnings per share (Note 4)	$0.46	$0.40
Diluted earnings per share (Note 4)	$0.46	$0.40
Dividends declared per share	$0.17	$0.15

All per share amounts have been adjusted for the 5% stock dividend declared on April 25, 2018 and the 5% stock dividend issued on May 31, 2017 where applicable.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Net income	$1,658	$1,446

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $(484) and $336 for the years ended March 31, 2018 and 2017, respectively	(1,817)	651

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $2 and $22 for the periods ended March 31, 2018 and 2017, respectively	(7)	(44)

Other comprehensive income (loss), net of tax	(1,824)	607

Comprehensive income (loss)	$(166)	$2,053

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			1,446		1,446
Other comprehensive income				607	607
Shares issued	1,952	42			42
Effect of employee stock purchases		3			3
Stock options exercised	1,000	13			13
Stock-based compensation expense		46			46
Cash dividends declared ($0.15 per share) (1) (2)			(557)		(557)

Balance, March 31, 2017	3,280,896	$46,403	$26,886	$9	$73,298

Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income			1,658		1,658
Other comprehensive loss				(1,824)	(1,824)
Shares issued	1,496	33			33
Shares repurchased	(10,228)	(252)			(252)
Effect of employee stock purchases		3			3
Stock-based compensation expense		65			65
Adoption effect of ASU 2016-01 (3)			244	(244)
Cash dividends declared ($0.17 per share) (2)			(619)		(619)

Balance, March 31, 2018	3,439,837	$50,139	$27,306	$(1,831)	$75,614

(1) Adjusted for 5% stock dividend issued on May 31, 2017.
(2) Adjusted for 5% stock dividend declared on April 25, 2018.
(3) ASU 2016-01 is further addressed in note 1 to the financial statements.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,658	$1,446
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	35	—
Depreciation	294	320
Amortization	213	282
Compensation expense on stock purchases and restricted stock units	83	71
Gains on sales of securities	(9)	(66)
Gains on sales of loans	(261)	(224)
Loans originated for sale	(9,737)	(6,629)
Proceeds from loan sales	10,229	6,759
Earnings on bank-owned life insurance	(94)	(99)
Gains on sales of other real estate owned	(8)	—
Proceeds from sales of other real estate owned	114	172
Deferred federal income tax benefit	62	4
Net changes in other assets	(796)	184
Net changes in other liabilities	(99)	(101)
Net cash from operating activities	1,684	2,119

Cash flows from investing activities:
Securities available for sale:
Sales	91	6,671
Maturities, prepayments and calls	909	1,342
Purchases	(15,352)	(13,184)
Loan originations and payments, net	13,563	(8,266)
Additions to premises and equipment	(619)	(191)
Net cash used in investing activities	(1,408)	(13,628)

Cash flows from financing activities:
Net change in deposits	(7,579)	(4,019)
Net change in repurchase agreements	(4,687)	(3,307)
Net change in federal funds purchased	—	3,873
Proceeds from Federal Home Loan Bank advances	—	24,000
Payments on Federal Home Loan Bank advances	(10,009)	(12,008)
Issuance of common stock	18	33
Repurchase of common stock	(252)	—
Cash dividends	(619)	(557)
Net cash provided by (used in) financing activities	(23,128)	8,015
Net change in cash and cash equivalents	(22,852)	(3,494)
Beginning cash and cash equivalents	36,837	14,809

Ending cash and cash equivalents	$13,985	$11,315

Supplemental disclosures of cash flow information:
Cash paid for interest	$386	$306
Cash paid for taxes	$300	—
Loans transferred to other real estate owned	$179	$207

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, the Consolidated Statements of Income for the three-month periods ended March 31, 2018 and March 31, 2017, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2018 and March 31, 2017, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2018 and March 31, 2017, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and March 31, 2017. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2017.

Loans to Other Financial Institutions - The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 8 different mortgage bankers, with the largest creditor outstanding representing 60% of the total at March 31, 2018.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At March 31, 2018, there was no participating interest with delinquent payments over 30 days and one participating interest in advances totaling $118,000 that was over 30 days. During the first three months of 2018, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 637 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $15,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2018. A total of 859 shares for a cash price of $18,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2018.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. Management implemented ASU 2014-09 effective January1, 2018 by identifying revenue streams in scope of the guidance, including interchange revenue, deposit service charges, and investment advisory income, but the timing and amount of these revenue streams were not significantly changed upon adoption.

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The company implemented ASU 2016-01 effective January1, 2018. A cumulative-effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have also been presented separately from available for sale debt securities on the March 31, 2018 balance sheet and the fair value of loans has been estimated using an exit price notion in Note 5.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$36,509	$—	$(855)	$35,654
U.S. Treasury	1,991	—	(62)	1,929
State and municipal	106,761	416	(1,584)	105,593
Mortgage-backed	15,636	10	(292)	15,354
Corporate	5,673	—	(83)	5,590
Asset-backed securities	75	—	—	75
Total	$166,645	$426	$(2,876)	$164,195

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$35,518	$—	$(392)	$35,126
U.S. Treasury	1,991	—	(31)	1,960
State and municipal	99,609	910	(471)	100,048
Mortgage-backed	9,943	8	(131)	9,820
Corporate	5,184	2	(35)	5,151
Equity securities	3,083	309	—	3,392
Asset-backed securities	95	—	(1)	94
Total	$155,423	$1,229	$(1,061)	$155,591

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2018. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of March 31, 2018, the fair value of securities as of March 31, 2018 and December 31, 2017, and the weighted average yields of securities as of March 31, 2018:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2018	2017
U.S. Government and federal agency	$18,923	$9,924	$6,807	$—	$35,654	$35,126
U.S. Treasury notes and bonds	—	1,929	—	—	1,929	1,960
State and municipal	10,164	50,834	41,794	2,801	105,593	100,048
Corporate	—	5,099	491	—	5,590	5,151
Asset-backed securities	75	—	—	—	75	94
Total debt securities	29,162	67,786	49,092	2,801	148,841	142,379

Mortgage-backed securities	—	11,700	3,654	—	15,354	9,820
Equity securities (1)	—	—	1,000	2,305	3,305	3,392
Total	$29,162	$79,486	$53,746	$5,106	$167,500	$155,591

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.10%	1.78%	2.67%	—%	2.12%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (2)	3.35	3.07	3.51	2.16	3.25
Corporate	—	2.25	3.21	—	2.33
Asset-backed securities	1.92	—	—	—	1.92
Mortgage-backed securities	—	2.90	2.90	—	2.90
Equity securities (1)	—	—	4.78	1.08	2.20

(1) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 21%.

(2) Equity securities are preferred and common stock that may or may not have a stated maturity.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	—	(69)	—	—	(3)	—	(72)
Recoveries	—	53	37	55	—	24	—	169
Provision	(156)	(49)	15	(30)	(17)	(122)	394	35
Ending balance	$350	$1,005	$245	$1,786	$18	$625	$680	$4,709

Individually evaluated for impairment	$—	$93	$9	$46	$—	$217	$—	$365

Collectively evaluated for impairment	$350	$912	$236	$1,740	$18	$408	$680	$4,344

December 31, 2017
Individually evaluated for impairment	$—	$26	$3	$49	$—	$224	$—	$302
Collectively evaluated for impairment	$506	$975	$259	$1,712	$35	$502	$286	$4,275

Three Months Ended March 31, 2017
Beginning balance	$433	$688	$305	$1,438	$62	$1,014	$337	$4,277
Charge-offs	—	(10)	(80)	—	—	(35)	—	(125)
Recoveries	—	—	52	112	—	9	—	173
Provision	(27)	67	9	(136)	(39)	(261)	387	—
Ending balance	$406	$745	$286	$1,414	$23	$727	$724	$4,325

Individually evaluated for impairment	$36	$25	$6	$98	$—	$276	$—	$441

Collectively evaluated for impairment	$370	$720	$280	$1,316	$23	$451	$724	$3,884

Loans
March 31, 2018
Individually evaluated for impairment	$423	$291	$43	$842	$—	$2,839		$4,438
Collectively evaluated for impairment	37,530	99,908	23,924	126,377	4,215	90,048		382,002
Ending balance	$37,953	$100,199	$23,967	$127,219	$4,215	$92,887		$386,440

December 31, 2017
Individually evaluated for impairment	$423	$124	$36	$778	$—	$2,779		$4,140
Collectively evaluated for impairment	48,041	104,262	24,477	122,709	6,613	88,543		394,645
Ending balance	$48,464	$104,386	$24,513	$123,487	$6,613	$91,322		$398,785

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
Risk ratings 1 and 2	$10,049	$14,813	$13,393	$13,491	$8,519	$8,227
Risk rating 3	18,429	22,721	59,965	63,366	82,378	78,868
Risk rating 4	8,808	10,199	25,882	26,943	32,672	33,429
Risk rating 5	244	308	856	491	2,297	1,533
Risk rating 6	423	423	103	95	1,353	1,430
	$37,953	$48,464	$100,199	$104,386	$127,219	$123,487

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$23,944	$24,497	$4,215	$6,613	$92,333	$90,629
Nonperforming	—	1	—	—	—	257
Nonaccrual	23	15	—	—	554	436
	$23,967	$24,513	$4,215	$6,613	$92,887	$91,322

The following schedule provides information on loans that were considered TDRs that were modified during the three months ended March 31, 2018 and March 31, 2017:

	March 31, 2018			March 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	1	$58	$58	—	$—	$—
Commercial and industrial	2	97	97	—	—	—
	3	$155	$155	—	$—	$—

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

The following schedule provides information on TDRs as of March 31, 2018 and 2017 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2018 and March 31, 2017 that had been modified during the year prior to the default:

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	—	$—	1	$105
Commercial and industrial	2	97	—	—
Commercial real estate	1	58	—	—
Residential real estate	—	—	1	126
	3	$155	2	$231

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2018
With no related allowance recorded
Agricultural	$423	$455	$—
Commercial and industrial	—	—	—
Consumer	9	9	—
Commercial real estate	58	58	—
Residential real estate	186	209	—
Subtotal	676	731	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	291	291	93
Consumer	34	34	9
Commercial real estate	784	869	46
Residential real estate	2,653	2,674	217
Subtotal	3,762	3,868	365
Total
Agricultural	423	455	—
Commercial and industrial	291	291	93
Consumer	43	43	9
Commercial real estate	842	927	46
Residential real estate	2,839	2,883	217
Total	$4,438	$4,599	$365

December 31, 2017
With no related allowance recorded
Agricultural	$423	$455	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Commercial real estate	127	258	—
Residential real estate	115	126	—
Subtotal	665	839	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	124	124	26
Consumer	36	36	3
Commercial real estate	651	734	49
Residential real estate	2,664	2,690	224
Subtotal	3,475	3,584	302
Total
Agricultural	423	455	—
Commercial and industrial	124	124	26
Consumer	36	36	3
Commercial real estate	778	992	49
Residential real estate	2,779	2,816	224
Total	$4,140	$4,423	$302

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2018 and 2017:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
March 31, 2018
With no related allowance recorded
Agricultural	$428	$—
Commercial and industrial	59	—
Consumer	2	—
Commercial real estate	99	—
Residential real estate	152	—
Subtotal	740	—
With an allowance recorded
Agricultural	—	—
Commercial and industrial	170	8
Consumer	34	—
Commercial real estate	762	—
Residential real estate	2,549	26
Subtotal	3,515	34

Agricultural	428	—
Commercial and industrial	229	8
Consumer	36	—
Commercial real estate	861	—
Residential real estate	2,701	26
Total	$4,255	$34

March 31, 2017
With no related allowance recorded
Agricultural	$241	$—
Commercial and industrial	191	1
Consumer	—	—
Commercial real estate	222	—
Residential real estate	151	—
Subtotal	805	1
With an allowance recorded
Agricultural	263	—
Commercial and industrial	207	3
Consumer	31	1
Commercial real estate	885	14
Residential real estate	2,614	26
Subtotal	4,000	44

Agricultural	504	—
Commercial and industrial	398	4
Consumer	31	1
Commercial real estate	1,107	14
Residential real estate	2,765	26
Total	$4,805	$45

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
March 31, 2018
Agricultural	$—	$—	$423	$423	$37,530	$37,953	$—
Commercial and industrial	25	73	—	98	100,101	100,199	—
Consumer	183	2	—	185	23,782	23,967	—
Commercial real estate	100	—	58	158	127,061	127,219	—
Construction real estate	—	—	—	—	4,215	4,215	—
Residential real estate	1,343	74	13	1,430	91,457	92,887	—
	$1,651	$149	$494	$2,294	$384,146	$386,440	$—

December 31, 2017
Agricultural	$—	$—	$83	$83	$48,381	$48,464	$—
Commercial and industrial	20	—	—	20	104,366	104,386	—
Consumer	142	38	1	181	24,332	24,513	—
Commercial real estate	95	58	69	222	123,265	123,487	—
Construction real estate	—	—	—	—	6,613	6,613	—
Residential real estate	585	272	296	1,153	90,169	91,322	258
	$842	$368	$449	$1,659	$397,126	$398,785	$258

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2018	2017
Agricultural	$423	$423
Commercial and industrial	98	—
Consumer	23	15
Commercial real estate	146	222
Construction real estate	—	—
Residential real estate	554	436
	$1,244	$1,096

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2018	2017
Basic Earnings Per Share
Net income available to common shareholders	$1,658	$1,446

Weighted average common shares outstanding	3,615,005	3,615,099

Basic earnings per share	$0.46	$0.40

Diluted Earnings Per Share
Net income available to common shareholders	$1,658	$1,446

Weighted average common shares outstanding	3,615,005	3,615,099
Plus dilutive stock options and restricted stock units	13,944	6,871

Weighted average common shares outstanding and potentially dilutive shares	3,628,949	3,621,969

Diluted earnings per share	$0.46	$0.40

All per share amounts have been adjusted for 5% stock dividend declared on April 25, 2018 and the 5% stock dividend issued on May 31, 2017 where applicable.

There were no stock options that were considered to be anti-dilutive to earnings per share as of March 31, 2018. There were 30,000 stock options that were considered to be anti-dilutive to earnings per share as of March 31, 2017 and were excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2018
Assets:
Cash and due from banks	$13,985	$13,985	$13,985	$—	$—
Equity securities at fair value	3,305	3,305	1,805	—	1,500
Securities available for sale	164,195	164,195	—	152,527	11,668
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,240	1,277	—	1,277	—
Loans to other financial institutions	5,637	5,637	—	—	5,637
Loans, net	381,731	381,505	—	—	381,505
Accrued interest receivable	2,582	2,582	—	2,582	—

Liabilities:
Noninterest-bearing deposits	146,912	146,912	—	146,912	—
Interest-bearing deposits	385,362	383,982	—	383,982	—
Repurchase agreements	2,461	2,461	—	2,461	—
Federal Home Loan Bank advances	10,259	10,268	—	10,268	—
Accrued interest payable	55	55	—	55	—

December 31, 2017
Assets:
Cash and due from banks	$36,837	$36,837	$36,837	$—	$—
Securities available for sale	155,591	155,591	1,892	140,301	13,398
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,721	1,773	—	1,773	—
Loans to other financial institutions	6,802	6,802		6,802
Loans, net	394,208	394,819	—	—	394,819
Accrued interest receivable	2,146	2,146	—	2,146	—

Liabilities:
Noninterest-bearing deposits	151,462	151,462	—	151,462	—
Interest-bearing deposits	388,391	387,343	—	387,343	—
Repurchase agreements	7,148	7,148	—	7,148	—
Federal Home Loan Bank advances	20,268	20,271	—	20,271	—

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

There were no liabilities measured at fair value as of March 31, 2018 or December 31, 2017. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
(Dollars in thousands)	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Investment Securities, Available for
Sale – March 31, 2018
U.S. Treasury notes and bonds	$—	$1,929	$—	$1,929
U.S. Government and federal agency	—	35,654	—	35,654
State and municipal	—	93,925	11,668	105,593
Mortgage-backed	—	15,354	—	15,354
Corporate	—	5,590	—	5,590
Asset backed securities	—	75	—	75
Total	$—	$152,527	$11,668	$164,195

Equity Securities Held at Fair Value - March 31, 2018
Equity securities	$1,805	$—	$1,500	$3,305

Investment Securities, Available for
Sale - December 31, 2017
U.S. Treasury notes and bonds	$—	$1,960	$—	$1,960
U.S. Government and federal agency	—	35,126	—	35,126
State and municipal	—	88,150	11,898	100,048
Mortgage-backed	—	9,820	—	9,820
Corporate	—	5,151	—	5,151
Equity securities	1,892	—	1,500	3,392
Asset backed securities	—	94	—	94
Total	$1,892	$140,301	$13,398	$155,591

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2018	2017
Investment Securities
Balance, January 1	$13,398	$15,103
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	(230)	111
Net purchases, sales, calls, and maturities	—	(6)
Net transfers into Level 3	—	—
Balance, March 31	$13,168	$15,208

Of the Level 3 assets that were held by the company at March 31, 2018, the net unrealized gain as of March 31, 2018 was $101,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no purchases or sales of Level 3 securities in the first quarter of 2018.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and equity securities of community banks. The company estimates the fair value of these bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2018	$4,438	$—	$—	$4,438
December 31, 2017	$4,140	$—	$—	$4,140

Other Real Estate
March 31, 2018	$179	$—	$—	$179
December 31, 2017	$106	$—	$—	$106

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The company estimates the fair value of the loans based on the present value of expected future cash flows using management’s estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2017. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2018 was $1,658,000, which represented an increase of $212,000 or 15% compared to the same period in 2017. Growth in net interest income was partially offset by a decline in noninterest income and growth in noninterest expense in the first quarter of 2018 compared to the first quarter of 2017. Basic and diluted earnings per common share were both $0.46 for the first quarter of 2018 compared to $0.40 for both in the same period in 2017. Earnings per share for 2018 was adjusted for the 5% stock dividend declared in April 2018 and earnings per share for 2017 was adjusted for the 5% stock dividends declared in April 2017 and April 2018, respectively. The return on average assets and return on average shareholders’ equity percentages were 1.06% and 8.74%, respectively, for the first quarter of 2018, compared to 0.94% and 7.95%, respectively, for the same period in 2017.

Dividends

Cash dividends of $619,000 or $0.17 per share were declared in the first quarter of 2018, compared to $557,000 or $0.15 per share in the first quarter of 2017. The per share amount for 2018 was adjusted for the 5% stock dividend declared in April 2018 and the per share amount for the prior year was adjusted for the 5% stock dividends declared in April 2017 and April 2018, respectively. The cash dividend payout percentage was 37% for the first three months of 2018, compared to 39% in the same period a year ago.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2018 and 2017. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$394,910	$4,597	4.66%	$372,411	$4,167	4.48%
Taxable securities (2) (3)	109,614	685	2.50	124,349	621	2.00
Nontaxable securities (1) (2)	55,680	458	3.29	55,829	545	3.90
Other	12,312	57	1.86	6,946	15	0.86
Interest-earning assets	572,516	5,797	4.05	559,535	5,348	3.82
Noninterest-earning assets	55,766			55,566
Total assets	$628,282			$615,101

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$217,311	116	0.21%	$212,223	104	0.20%
Savings deposits	76,687	4	0.02	77,270	4	0.02
Certificates of deposit	95,350	226	0.95	91,671	140	0.61
Advances from Federal Home Loan Bank	12,820	45	1.42	24,420	55	0.90
Other	4,578	1	0.10	8,067	3	0.15
Interest-bearing liabilities	406,746	392	0.39	413,651	306	0.30
Noninterest-bearing demand deposits	144,028			126,005
Other noninterest-bearing liabilities	1,645			2,756
Total liabilities	552,419			542,412
Shareholders’ equity	75,863			72,689
Total liabilities and shareholders’ equity	$628,282			$615,101

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP)		5,405	3.66%		5,042	3.52%
Tax-equivalent adjustment (1)		(98)			(187)
Net interest income (GAAP)		$5,307			$4,855
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP)			3.78%			3.60%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21% in 2018 and 34% in 2017.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2018 Over 2017
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$430	$258	$172
Taxable securities	64	(379)	443
Nontaxable securities (2)	(87)	(1)	(86)
Other	42	17	25
Net change in tax-equivalent interest income	449	(105)	554

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	12	3	9
Savings deposits	0	—	0
Certificates of deposit	86	6	80
Advances from Federal Home Loan Bank	(10)	(119)	109
Other	(2)	(1)	(1)
Net change in interest expense	86	(111)	197
Net change in tax-equivalent net interest income	$363	$6	$357

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2018 and 34% for 2017.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $98,000 and $187,000 for the three months ended March 31, 2018 and 2017, respectively. These adjustments were computed using a 21% federal income tax rate in 2018 and a 34% federal income tax rate in 2017.

Tax-equivalent net interest income increased $363,000 in the first three months of 2018 compared to the same period in 2017. The effect of growth in average interest-earning assets was supplemented by a decrease in average interest-bearing liabilities in the first quarter of 2018 compared to the same quarter in the prior year. The net interest spread increased by 14 basis points from 3.52% in the first quarter of 2017 to 3.66% in the same quarter in 2018 and caused tax-equivalent net interest income to increase by $357,000 in the first quarter of 2018 compared to the same period in the prior year.

The average balance of loans increased $22.5 million in the first quarter of 2018 compared to the same period in 2017. Average commercial and industrial loans and commercial real estate loans drove this growth with an increase of $16.4 million during the first quarter of 2018 compared to the first quarter of 2017. Average consumer loans grew $2.2 million while average residential mortgage loans increased $3.9 million. The increase in the average loans balance was complemented by an 18 basis point increase in the average rate earned. This caused tax-equivalent interest income from loans to increase $430,000 in the first quarter of 2018 compared to the same period in the prior year. The average balance of total securities declined $14.9 million in the first three months of 2018 compared to the same period in 2017. The decline was primarily due to the sale of approximately $35 million of securities in the fourth quarter of 2017. The effect of the average balance decline, offset by an 18 basis point increase in the average rate earned on securities, caused tax-equivalent securities income to decrease $23,000 in the first quarter of 2018 compared to the same quarter in 2017.

The average balance of interest-bearing demand deposits increased $5.1 million in the first three months of 2018 compared to the same period in 2017. In addition to the higher average balance, an increase of 1 basis point in the average rate paid caused interest expense to increase $12,000 in the first quarter of 2018 compared to the same quarter in 2017. The average balance of certificates of deposit was up $3.7 million in the first quarter of 2018 compared to the same period in 2017. The growth in certificates of deposit plus a 34 basis point increase in the average rate paid on certificates caused interest expense to increase $86,000 in the first quarter of 2018 compared to the same period in 2017. The effect of an $11.6 million reduction in the average balance of Federal Home Loan Bank advances was partially offset by the impact of a 52 basis point increase in the average rate paid and caused interest expense to decrease $10,000 in the first quarter of 2018 compared to the same quarter in 2017.

ChoiceOne’s net interest income spread was 3.66% in the first quarter of 2018, compared to 3.52% for the first quarter of 2017. The increase in the interest spread was due to growth of 23 basis points in the average rate earned on interest earning assets in the first quarter of 2018 compared to the same quarter in 2017, offset by a 9 basis point increase in the average rate paid on interest-bearing liabilities. Increases in short-term interest rates were the primary factor for the higher average rates for both interest earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

Total loans decreased $12.3 million in the first quarter of 2018, while the allowance for loan losses increased $132,000 during the same period. The provision for loan losses was $35,000 in the first quarter of 2018, compared to $0 in the same period in the prior year. Nonperforming loans were $4.1 million as of March 31, 2018, compared to $4.3 million as of both December 31, 2017 and March 31, 2017. The small decline in nonperforming loans in the first quarter of 2018 was primarily due to reductions in loans past due 90 days or more and still accruing and loans considered troubled debt restructurings. The allowance for loan losses was 1.22% of total loans at March 31, 2018, compared to 1.15% at both December 31, 2017 and March 31, 2017.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2018		2017
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	—	53	10	—
Consumer	69	37	80	52
Commercial real estate	—	55	—	112
Construction real estate	—	—	—	—
Residential real estate	3	24	35	9
	$72	$169	$125	$173

Net recoveries were $97,000 in the first quarter of 2018, compared to net recoveries of $48,000 during the same time period in 2017. Net recoveries on an annualized basis as a percentage of average loans were 0.10% in the first three months of 2018 and 0.05% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2018, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $106,000 in the first quarter of 2018 compared to the same period in 2017. Insurance and investment commissions income was $176,000 lower in the current year as a result of the sale of majority of the Bank’s investment book of business in the fourth quarter of 2017. Gains on sales of securities were $57,000 lower in the first quarter of 2018 than in the first quarter of 2017 as higher interest rates have affected the market value of the Bank’s securities portfolio. Partially offsetting these declines were growth in customer service charges income and gain on sales of loans in the current year compared to the prior year. Other noninterest income contained $23,000 of income from an increase in the market value of equity securities in the first quarter of 2018.

Noninterest Expense

Total noninterest expense increased $296,000 in the first quarter of 2018 compared to the same period in 2017. Salaries and benefits expense was $234,000 higher in 2018 than in 2017. Part of the salaries and benefits growth resulted from staffing additions in preparation for two additional branch locations which are scheduled to open later in 2018. The $90,000 increase in other noninterest expense resulted in part from higher expenses related to training and loan originations and collections.

Income Tax Expense

Income tax expense was $298,000 in the first quarter of 2018 compared to $472,000 for the same period in 2017. The effective tax rate was 15.2% for the first quarter of 2018 and 24.6% for the first quarter of 2017. The decline in income tax expense was due to the impact of the Tax Cut and Jobs Act passed in December 2017, which adjusted the statutory rate from 34% to 21% effective January 1, 2018.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $11.9 million from December 31, 2017 to March 31, 2018. The increase in the securities portfolio resulted from ChoiceOne’s desire to supplement growth in earning assets and to replace some of the $35 million in securities sold in the fourth quarter of 2017. Various securities totaling $15.4 million were purchased in the first three months of 2018 offset by approximately $0.3 million called or matured during that same time period. Principal repayments on securities totaled $0.6 million in the first three months of 2018. Approximately $82,000 of securities were sold in the first three months of 2018 for a net gain of $9,000.

Loans

The loan portfolio (excluding loans held for sale and loans to other financial institutions) declined $12.3 million from December 31, 2017 to March 31, 2018. Decreases of $10.5 million, $4.2 million, $2.4 million, and $0.5 million in agricultural loans, commercial and industrial loans, construction real estate loans, and consumer loans, respectively, were partially offset by growth of $3.7 million in commercial real estate loans and $1.6 million in residential real estate loans. The decrease in agricultural loans was primarily due to seasonal pay downs by borrowers. The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.4 million at March 31, 2018, compared to $4.1 million as of December 31, 2017. The change was comprised of an increase of $167,000 in commercial and industrial loans and smaller increases in commercial real estate and residential real estate loans in the first quarter of 2018.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2018	2017
Loans accounted for on a nonaccrual basis	$1,244	$1,096
Accruing loans contractually past due 90 days or more as to principal or interest payments	—	258
Loans considered troubled debt restructurings	2,858	2,896
Total	$4,102	$4,250

At March 31, 2018, nonaccrual loans included $423,000 in agricultural loans, $98,000 in commercial and industrial loans, $23,000 in consumer loans, $146,000 in commercial real estate loans, and $554,000 in residential real estate loans. At December 31, 2017, nonaccrual loans included $423,000 in agricultural loans, $222,000 in commercial and industrial loans, $15,000 in consumer loans, and $436,000 in residential real estate loans. Approximately 89% of the balance of loans considered troubled debt restructurings was performing according to their restructured terms as of March 31, 2018. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2018.

Deposits and Borrowings

Total deposits decreased $7.6 million in the first quarter of 2018. Checking and savings deposits decreased $13.2 million, while certificates of deposit grew $5.6 million in the first three months of 2018. The decline in checking and savings accounts was primarily due to seasonal fluctuations for ChoiceOne’s depositors. $2.9 million of the growth in certificates of deposit in the first quarter of 2018 was caused by increased brokered certificates.

A decrease of $4.7 million in repurchase agreements in the first three months of 2018 was due to normal fluctuations in funds provided by bank customers. Certain securities are sold under agreements to repurchase them the following day. Management plans to continue this practice as a low-cost source of funding. Federal Home Loan Bank advances were $10.0 million lower as of the end of the first quarter of 2018 than the prior year end as borrowings were not needed due to the reduction in total loans.

Shareholders’ Equity

Total shareholders’ equity declined $936,000 from December 31, 2017 to March 31, 2018. An accumulated other comprehensive loss of $1.8 million was caused by an increase in general market interest rates in the first quarter of 2018, which negatively impacted the market value of the Bank’s available for sale securities. Share repurchases totaling $252,000 also occurred in the current quarter. Partially offsetting these was the current quarter’s net income, net of cash dividends declared.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$68,418	14.3%	$38,262	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	63,717	13.3	21,522	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	63,717	13.3	19,131	6.0	N/A	N/A
Tier 1 capital (to average assets)	63,717	10.4	24,612	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$63,535	13.4%	$38,063	8.0%	$47,578	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	58,834	12.4	21,410	4.5	30,926	6.5
Tier 1 capital (to risk weighted assets)	58,834	12.4	19,031	6.0	28,547	8.0
Tier 1 capital (to average assets)	58,834	9.6	24,466	4.0	30,582	5.0

December 31, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$67,155	13.9%	$38,761	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	62,584	12.9	21,803	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	62,584	12.9	29,071	6.0	N/A	N/A
Tier 1 capital (to average assets)	62,584	9.9	25,301	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$62,393	12.9%	$38,555	8.0%	$48,194	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	57,822	12.0	21,687	4.5	31,326	6.5
Tier 1 capital (to risk weighted assets)	57,822	12.0	28,917	6.0	38,555	8.0
Tier 1 capital (to average assets)	57,822	9.2	25,156	4.0	31,445	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2018 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $1.7 million for the three months ended March 31, 2018 compared to $2.1 million provided in the same period a year ago. The decrease was caused by a negative net change in other assets in the first quarter of 2018 in contrast to a positive net change in the same period in the prior year. Net cash used for investing activities was $1.4 million for the first three months of 2018 compared to $13.6 million in the same period in 2017. The change was due to a lower net loan growth in the current year than the prior year partially offset by larger net purchases of securities. Net cash used in financing activities was $23.1 million in the three months ended March 31, 2018, compared to net cash provided by financing activities of $8.0 million in the same period in the prior year. The change was primarily caused by a decline in proceeds from Federal Home Loan Bank advances in the current year compared to the prior year.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2017. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2018 ChoiceOne issued 637 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $15,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended March 31, 2018.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
January 1 - January 31, 2018
Employee Transactions	—	$—	—
Repurchase Plan (1)	4,228	$24.75	4,228	95,772
February 1 - February 28, 2018
Employee Transactions	—	$—	—
Repurchase Plan (1)	6,000	$24.65	6,000	89,772
March 1 - March 31, 2018
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	89,772

(1)  The Company purchased 10,228 shares of its own common stock during the quarter ended March 31, 2018. As of March 31, 2018, there are 89,772 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There was no stated expiration date. The plan authorized the repurchase of up to 100,000 shares upon initiation and another 100,000 shares were authorized in 2018.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2017. Here incorporated by reference.

3.2

Bylaws of ChoiceOne as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2017. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 15, 2018	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)