Form 10-Q
period 2018-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2018-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the Registrant had outstanding 3,613,916 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2018	2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$11,877	$36,837

Equity securities at fair value (Note 2)	3,338	—
Securities available for sale (Note 2)	161,687	155,591
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	617	1,721
Loans to other financial institutions	9,006	6,802
Loans (Note 3)	395,898	398,785
Allowance for loan losses (Note 3)	(4,659)	(4,577)
Loans, net	391,239	394,208

Premises and equipment, net	13,571	12,855
Cash surrender value of life insurance policies	14,706	14,514
Goodwill	13,728	13,728
Other assets	7,501	6,721
Total assets	$630,837	$646,544

Liabilities
Deposits – noninterest-bearing	$147,040	$151,462
Deposits – interest-bearing	380,881	388,391
Total deposits	527,921	539,853

Repurchase agreements	—	7,148
Federal funds purchased	4,000	—
Advances from Federal Home Loan Bank	20,251	20,268
Other liabilities	2,397	2,725
Total liabilities	554,569	569,994

Shareholders’ Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding:
3,613,080 at June 30, 2018 and 3,448,569 at December 31, 2017	54,289	50,290
Retained earnings	24,146	26,023
Accumulated other comprehensive income (loss), net	(2,167)	237
Total shareholders’ equity	76,268	76,550
Total liabilities and shareholders’ equity	$630,837	$646,544

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$5,028	$4,401	$9,624	$8,565
Securities:
Taxable	713	663	1,398	1,284
Tax exempt	362	352	723	713
Other	12	9	69	24
Total interest income	6,115	5,425	11,814	10,586

Interest expense
Deposits	463	292	809	540
Advances from Federal Home Loan Bank	57	52	102	107
Other	25	4	26	7
Total interest expense	545	348	937	654

Net interest income	5,570	5,077	10,877	9,932
Provision for loan losses (Note 3)	—	25	35	25

Net interest income after provision for loan losses	5,570	5,052	10,842	9,907

Noninterest income
Customer service charges	1,120	1,049	2,175	2,023
Insurance and investment commissions	72	262	134	500
Gains on sales of loans	288	341	549	565
Gains on sales of securities	16	60	25	126
Net gain on sales of other assets	—	4	8	4
Earnings on life insurance policies	98	99	192	198
Other	127	127	286	258
Total noninterest income	1,721	1,942	3,369	3,674

Noninterest expense
Salaries and benefits	2,779	2,591	5,528	5,106
Occupancy and equipment	664	689	1,344	1,397
Data processing	555	554	1,089	1,130
Professional fees	311	262	528	491
Supplies and postage	97	90	213	191
Advertising and promotional	85	73	177	127
Other	623	520	1,199	1,006
Total noninterest expense	5,114	4,779	10,078	9,448

Income before income tax	2,177	2,215	4,132	4,133
Income tax expense	344	580	642	1,052

Net income	$1,833	$1,635	$3,491	$3,081

Basic earnings per share (Note 4)	$0.51	$0.45	$0.97	$0.85
Diluted earnings per share (Note 4)	$0.50	$0.45	$0.96	$0.85
Dividends declared per share	$0.18	$0.16	$0.35	$0.31

All per share amounts have been adjusted where applicable for the 5% stock dividends paid on May 31, 2017 and May 31, 2018.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,833	$1,635	$3,491	$3,081

Other comprehensive income:
Changes in net unrealized gains and losses on investment securities available for sale, net of tax benefit (expense) of $86 and $(557) for the three months ended June 30, 2018 and June 30, 2017 respectively. Changes in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of $569 and $(910) for the six months ended June 30, 2018 and June 30, 2017 respectively.	(324)	1,081	(2,140)	1,766

Less:
Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $3 and $21 for the three months ended June 30, 2018 and June 30, 2017 respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $5 and $43 for the six months ended June 30, 2018 and June 30, 2017 respectively.	(12)	(39)	(20)	(83)

Other comprehensive income (loss), net of tax	(336)	1,042	(2,160)	1,683

Comprehensive income	$1,497	$2,677	$1,331	$4,764

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			3,081		3,081
Other comprehensive income				1,683	1,683
Shares issued	5,318	82			82
Effect of employee stock purchases		6			6
Stock options exercised	1,000	13			13
Stock-based compensation expense		116			116
Restricted stock units vested	4,104				—
Stock dividend declared (5%)	163,989	3,779	(3,786)		(7)
Cash dividends declared ($0.31 per share) (1) (2)			(1,144)		(1,144)

Balance, June 30, 2017	3,452,355	$50,295	$24,148	$1,085	$75,528

Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income			3,491		3,491
Other comprehensive loss				(2,160)	(2,160)
Shares issued	4,532	50			50
Shares repurchased	(20,228)	(523)			(523)
Effect of employee stock purchases		6			6
Stock options exercised	809				—
Stock-based compensation expense		131			131
Restricted stock units vested	7,304				—
Adoption effect of ASU 2016-01 (3)			244	(244)	—
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.35 per share) (2)			(1,270)		(1,270)

Balance, June 30, 2018	3,613,080	$54,289	$24,146	$(2,167)	$76,268

(1) Adjusted for 5% stock dividend issued on May 31, 2017.

(2) Adjusted for 5% stock dividend issued on May 31, 2018.

(3) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,491	$3,081
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	35	25
Depreciation	579	643
Amortization	460	549
Compensation expense on stock purchases and
restricted stock units	148	163
Gains on sales of securities	(25)	(126)
Gains on sales of loans	(549)	(565)
Loans originated for sale	(17,835)	(14,456)
Proceeds from loan sales	19,120	14,180
Earnings on bank-owned life insurance	(192)	(198)
Gains on sales of other real estate owned	(8)	—
Proceeds from sales of other real estate owned	114	172
Deferred federal income tax benefit	40	138
Net changes in other assets	(853)	309
Net changes in other liabilities	219	(468)
Net cash from operating activities	4,744	3,447

Cash flows from investing activities:
Securities available for sale:
Sales	2,716	12,520
Maturities, prepayments and calls	6,072	8,011
Purchases	(21,177)	(24,301)
Loan originations and payments, net	686	(14,378)
Additions to premises and equipment	(1,143)	(291)
Net cash used in investing activities	(12,846)	(18,439)

Cash flows from financing activities:
Net change in deposits	(11,932)	11,958
Net change in repurchase agreements	(7,148)	(5,612)
Net change in federal funds purchased	4,000	—
Proceeds from Federal Home Loan Bank advances	30,000	117,500
Payments on Federal Home Loan Bank advances	(30,017)	(105,517)
Issuance of common stock	40	55
Repurchase of common stock	(523)	—
Cash dividends and fractional shares from stock dividend	(1,278)	(1,151)
Net cash provided by (used in) financing activities	(16,858)	17,233
Net change in cash and cash equivalents	(24,960)	2,241
Beginning cash and cash equivalents	36,837	14,809

Ending cash and cash equivalents	$11,877	$17,050

Supplemental disclosures of cash flow information:
Cash paid for interest	$889	$596
Cash paid for taxes	$700	800
Cash paid for income taxes	$—	$—
Loans transferred to other real estate owned	$179	$207

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2018 and June 30, 2017, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2018 and June 30, 2017, the Consolidated Statements of Changes in Shareholders' Equity for the six-month periods ended June 30, 2018 and June 30, 2017, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2018 and June 30, 2017. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2017.

Loans to Other Financial Institutions - The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 8 different mortgage bankers, with the largest creditor outstanding representing 44% of the total at June 30, 2018.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At June 30, 2018, there was one participating interest in loans to other financial institutions totaling $254,000 that was over 30 days. Since the inception of the program, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 2,709 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $68,000 under the terms of the Directors’ Stock Purchase Plan in the first six months of 2018. A total of 1,824 shares for a cash price of $40,000 were issued under the Employee Stock Purchase Plan in the first half of 2018. A total of 809 shares were issued upon the exercise of stock options in the first six months of 2018. A total of 7,304 shares were issued to employees for Restricted Stock Units that vested during the first half of 2018.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU adopts a standardized approach for revenue recognition and was a joint effort with the International Accounting Standards Board (IASB). The new revenue recognition standard is based on a core principle of recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU does not apply to financial instruments. Management implemented ASU 2014-09 effective January 1, 2018 by identifying revenue streams in scope of the guidance, including interchange revenue, deposit service charges, and investment advisory income, but the timing and amount of these revenue streams were not significantly changed upon adoption.

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The company implemented ASU 2016-01 effective January 1, 2018. A cumulative-effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have also been presented separately from available for sale debt securities on the June 30, 2018 balance sheet and the fair value of loans has been estimated using an exit price notion in Note 5.

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

NOTE 2 - SECURITIES

The fair value of equity securities at fair value and the related gross unrealized gains recognized in other noninterest income were as follows:

	June 30, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss		Fair Value
Equity securities	$3,002	$336		$—	$3,338

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,099	$—	$(971)	$33,128
U.S. Treasury	1,991	—	(72)	1,919
State and municipal	104,958	378	(1,731)	103,605
Mortgage-backed	18,310	11	(409)	17,912
Corporate	5,146	—	(79)	5,067
Asset-backed securities	56	—	—	56
Total	$164,560	$389	$(3,262)	$161,687

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$35,518	$—	$(392)	$35,126
U.S. Treasury	1,991	—	(31)	1,960
State and municipal	99,609	910	(471)	100,048
Mortgage-backed	9,943	8	(131)	9,820
Corporate	5,184	2	(35)	5,151
Equity securities	3,083	309	—	3,392
Asset-backed securities	95	—	(1)	94
Total	$155,423	$1,229	$(1,061)	$155,591

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and six months ended June 30, 2018. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of June 30, 2018, the fair value of securities as of June 30, 2018 and December 31, 2017, and the weighted average yields of securities as of June 30, 2018:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2018	2017
U.S. Government and federal agency	$16,460	$9,888	$6,780	$—	$33,128	$35,126
U.S. Treasury notes and bonds	—	1,919	—	—	1,919	1,960
State and municipal	10,694	50,580	40,314	2,017	103,605	100,048
Corporate	1,992	2,587	488	—	5,067	5,151
Asset-backed securities	56	—	—	—	56	94
Total debt securities	29,202	64,974	47,582	2,017	143,775	142,379

Mortgage-backed securities	—	11,656	6,256	—	17,912	9,820
Equity securities (1)	—	—	1,000	2,338	3,338	3,392
Total	$29,202	$76,630	$54,838	$4,355	$165,025	$155,591

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.19%	1.78%	2.67%	—%	2.17%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (2)	3.10	3.05	3.58	1.22	3.23
Corporate	—	2.48	3.21	—	1.58
Asset-backed securities	2.59	—	—	—	2.59
Mortgage-backed securities	—	2.92	3.01	—	2.95
Equity securities (1)	—	—	4.78	1.07	2.18

(1) Equity securities are preferred and common stock that may or may not have a stated maturity.

(2) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental rate of 21%.

Following is information regarding unrealized gains and losses on equity securities for the three- and six-month periods ending June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains and losses recognized during the period	$26	$58
Less: Net gains and losses recognized during the period on securities sold	—	9

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$26	$49

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2018
Beginning balance	$350	$1,005	$245	$1,786	$18	$625	$680	$4,709
Charge-offs	—	(57)	(50)	—	—	(9)	—	(116)
Recoveries	—	—	15	3	—	48	—	66
Provision	9	22	(5)	122	(2)	(44)	(102)	35
Ending balance	$359	$970	$205	$1,911	$16	$620	$578	$4,659

Six Months Ended June 30, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	(58)	(118)	—	—	(13)	—	(188)
Recoveries	—	53	51	59	—	73	—	236
Provision	(147)	(26)	10	91	(19)	(166)	292	35
Ending balance	$359	$970	$205	$1,911	$16	$620	$578	$4,659

Individually evaluated for
impairment	$—	$76	$1	$28	$—	$221	$—	$326

Collectively evaluated for
impairment	$359	$894	$204	$1,883	$16	$399	$577	$4,333

Three Months Ended June 30, 2017
Beginning balance	$406	$745	$286	$1,414	$23	$727	$724	$4,325
Charge-offs	—	(352)	(57)	—	—	—	—	(409)
Recoveries	—	—	39	49	40	29	—	157
Provision	(11)	511	26	88	(39)	(7)	(543)	25
Ending balance	$395	$904	$294	$1,551	$24	$749	$181	$4,098

Six Months Ended June 30, 2017
Beginning balance	$433	$688	$305	$1,438	$62	$1,014	$337	$4,277
Charge-offs	—	(362)	(137)	—	—	(34)	—	(533)
Recoveries	—	—	91	161	40	37	—	329
Provision	(38)	578	35	(48)	(78)	(268)	(156)	25
Ending balance	$395	$904	$294	$1,551	$24	$749	$181	$4,098

Individually evaluated for
impairment	$—	$27	$4	$65	$—	$271	$—	$367

Collectively evaluated for
impairment	$395	$877	$290	$1,486	$24	$478	$181	$3,731

Loans June 30, 2018
Individually evaluated for
impairment	$421	$292	$58	$815	$—	$2,692		$4,278
Collectively evaluated for
impairment	38,951	96,746	24,122	135,394	3,682	92,725		391,620
Ending balance	$39,372	$97,038	$24,180	$136,209	$3,682	$95,417		$395,898

December 31, 2017
Individually evaluated for
impairment	$423	$124	$36	$778	$—	$2,779		$4,140
Collectively evaluated for
impairment	48,041	104,262	24,477	122,709	6,613	88,543		394,645
Ending balance	$48,464	$104,386	$24,513	$123,487	$6,613	$91,322		$398,785

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Risk ratings 1 and 2	$11,449	$14,813	$12,253	$13,491	$8,392	$8,227
Risk rating 3	17,983	22,721	60,172	63,366	91,126	78,868
Risk rating 4	9,108	10,199	23,292	26,943	33,074	33,429
Risk rating 5	411	308	1,188	491	2,269	1,533
Risk rating 6	421	423	133	95	1,348	1,430
	$39,372	$48,464	$97,038	$104,386	$136,209	$123,487

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$24,180	$24,497	$3,682	$6,613	$94,875	$90,629
Nonperforming	—	1	—	—	—	257
Nonaccrual	—	15	—	—	542	436
	$24,180	$24,513	$3,682	$6,613	$95,417	$91,322

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the three and six months periods ended June 30, 2018. There were no loans that were considered TDRs that were modified during the three and six months periods ended June 30, 2017:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial and industrial	—	$—	$—	1	$39	$39

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

The following schedule provides information on TDRs as of June 30, 2018 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three month and six months ended June 30, 2018 that had been modified during the year prior to the default:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	1	$39	1	$39

The following schedule provides information on TDRs as of June 30, 2017 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three month and six months ended June 30, 2017 that had been modified during the year prior to the default:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial real estate	—	$—	1	$128

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2018
With no related allowance recorded
Agricultural	$421	$455	$—
Commercial and industrial	61	61	—
Consumer	—	—	—
Commercial real estate	53	55	—
Residential real estate	110	122	—
Subtotal	645	693	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	231	266	76
Consumer	58	59	1
Commercial real estate	762	849	28
Residential real estate	2,582	2,616	221
Subtotal	3,633	3,790	326
Total
Agricultural	421	455	—
Commercial and industrial	292	327	76
Consumer	58	59	1
Commercial real estate	815	904	28
Residential real estate	2,692	2,738	221
Total	$4,278	$4,483	$326

December 31, 2017
With no related allowance recorded
Agricultural	$423	$455	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Commercial real estate	127	258	—
Residential real estate	115	126	—
Subtotal	665	839	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	124	124	26
Consumer	36	36	3
Commercial real estate	651	734	49
Residential real estate	2,664	2,690	224
Subtotal	3,475	3,584	302
Total
Agricultural	423	455	—
Commercial and industrial	124	124	26
Consumer	36	36	3
Commercial real estate	778	992	49
Residential real estate	2,779	2,816	224
Total	$4,140	$4,423	$302

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the six months ended June 30, 2018 and 2017:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
June 30, 2018
With no related allowance recorded
Agricultural	$423	$—
Commercial and industrial	20	2
Consumer	3	—
Commercial real estate	79	—
Residential real estate	137	1
Subtotal	662	3
With an allowance recorded
Agricultural	—	—
Commercial and industrial	215	8
Consumer	43	1
Commercial real estate	733	22
Residential real estate	2,633	63
Subtotal	3,624	94

Agricultural	423	—
Commercial and industrial	235	10
Consumer	46	1
Commercial real estate	812	22
Residential real estate	2,770	64
Total	$4,286	$97

June 30, 2017
With no related allowance recorded
Agricultural	$308	$—
Commercial and industrial	186	—
Consumer	—	—
Commercial real estate	181	—
Residential real estate	158	2
Subtotal	833	2
With an allowance recorded
Agricultural	175	—
Commercial and industrial	182	1
Consumer	31	1
Commercial real estate	853	17
Residential real estate	2,590	56
Subtotal	3,831	75

Agricultural	483	—
Commercial and industrial	368	1
Consumer	31	1
Commercial real estate	1,034	17
Residential real estate	2,748	58
Total	$4,664	$77

 An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
June 30, 2018
Agricultural	$—	$—	$421	$421	$38,951	$39,372	$—
Commercial and industrial	—	—	39	39	96,999	97,038	—
Consumer	93	—	—	93	24,087	24,180	—
Commercial real estate	84	79	—	163	136,046	136,209	—
Construction real estate	268	—	—	268	3,414	3,682	—
Residential real estate	694	475	66	1,235	94,182	95,417	—
	$1,139	$554	$526	$2,219	$393,679	$395,898	$—

December 31, 2017
Agricultural	$—	$—	$83	$83	$48,381	$48,464	$—
Commercial and industrial	20	—	—	20	104,366	104,386	—
Consumer	142	38	1	181	24,332	24,513	—
Commercial real estate	95	58	69	222	123,265	123,487	—
Construction real estate	—	—	—	—	6,613	6,613	—
Residential real estate	585	272	296	1,153	90,169	91,322	258
	$842	$368	$449	$1,659	$397,126	$398,785	$258

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2018	2017
Agricultural	$421	$423
Commercial and industrial	39	—
Consumer	—	15
Commercial real estate	138	222
Construction real estate	—	—
Residential real estate	542	436
	$1,140	$1,096

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2018	2017	2018	2017
Basic Earnings Per Share
Net income available to common shareholders	$1,833	$1,635	$3,491	$3,081

Weighted average common shares outstanding	3,613,398	3,622,290	3,614,197	3,618,729

Basic earnings per share	$0.51	$0.45	$0.97	$0.85

Diluted Earnings Per Share
Net income available to common shareholders	$1,833	$1,635	$3,491	$3,081

Weighted average common shares outstanding	3,613,398	3,622,290	3,614,197	3,618,729
Plus dilutive stock options and restricted stock units	12,550	4,049	10,463	3,482

Weighted average common shares outstanding and potentially dilutive shares	3,625,948	3,626,339	3,624,660	3,622,211

Diluted earnings per share	$0.50	$0.45	$0.96	$0.85

There were no stock options that were considered to be anti-dilutive to earnings per share for the three months ended June 30, 2018. There were 15,000 options that were considered to be anti-dilutive to earnings per share for the six months ended June 30, 2018 and were excluded from the calculation above.

There were 31,500 stock options that were considered to be anti-dilutive for the three months ended June 30, 2017 and there were 47,250 stock options that were considered to be anti-dilutive for the six months ended June 30, 2017. These stock options have been excluded from the calculation of diluted earnings above.

All per share amounts have been adjusted for the 5% stock dividend issued on May 31, 2018 and the 5% stock dividend issued on May 31, 2017, where applicable.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2018
Assets:
Cash and due from banks	$11,877	$11,877	$11,877	$—	$—
Equity securities at fair value	3,338	3,338	1,838	—	1,500
Securities available for sale	161,687	161,687	—	150,348	11,339
Federal Home Loan Bank and Federal
Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	617	647	—	647	—
Loans to other financial
institutions	9,006	9,006	—	9,006	—
Loans, net	391,239	390,988	—	—	390,988
Accrued interest receivable	2,220	2,220	—	2,220	—

Liabilities:
Noninterest-bearing deposits	147,040	147,040	—	147,040	—
Interest-bearing deposits	380,881	379,501	—	379,501	—
Federal funds purchased	4,000	4,000	—	4,000	—
Federal Home Loan Bank advances	20,251	20,259	—	20,259	—
Accrued interest payable	98	98	—	98	—

December 31, 2017
Assets:
Cash and due from banks	$36,837	$36,837	$36,837	$—	$—
Securities available for sale	155,591	155,591	1,892	140,301	13,398
Federal Home Loan Bank and Federal
Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,721	1,773	—	1,773	—
Loans to other financial institutions	6,802	6,802		6,802
Loans, net	394,208	394,819	—	—	394,819
Accrued interest receivable	2,146	2,146	—	2,146	—

Liabilities:
Noninterest-bearing deposits	151,462	151,462	—	151,462	—
Interest-bearing deposits	388,391	387,343	—	387,343	—
Repurchase agreements	7,148	7,148	—	7,148	—
Federal Home Loan Bank advances	20,268	20,271	—	20,271	—
Accrued interest payable	49	49	—	49	—

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

There were no liabilities measured at fair value as of June 30, 2018 or December 31, 2017. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - June 30, 2018
Equity securities	$1,838	$—	$1,500	$3,338

Investment Securities, Available for
Sale – June 30, 2018
U.S. Treasury notes and bonds	$—	$1,919	$—	$1,919
U.S. Government and federal agency	—	33,128	—	33,128
State and municipal	—	92,266	11,339	103,605
Mortgage-backed	—	17,912	—	17,912
Corporate	—	5,067	—	5,067
Asset backed securities	—	56	—	56
Total	$—	$150,348	$11,339	$161,687

Investment Securities, Available for
Sale - December 31, 2017
U.S. Treasury notes and bonds	$—	$1,960	$—	$1,960
U.S. Government and federal agency	—	35,126	—	35,126
State and municipal	—	88,150	11,898	100,048
Mortgage-backed	—	9,820	—	9,820
Corporate	—	5,151	—	5,151
Equity securities	1,892	—	1,500	3,392
Asset backed securities	—	94	—	94
Total	$1,892	$140,301	$13,398	$155,591

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2018	2017
Investment Securities
Balance, January 1	$13,398	$15,103
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	(246)	162
Net purchases, sales, calls, and maturities	(313)	(407)
Net transfers into Level 3	—	—
Balance, June 30	$12,839	$14,858

Of the Level 3 assets that were held by the company as available for sale at June 30, 2018, the net unrealized gain as of June 30, 2018 was $84,000, which is recognized in accumulated other comprehensive income in the consolidated balance sheet. A total of $231,000 of Level 3 securities were purchased in the six months ended June 30, 2018.

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

The company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2018	$4,278	$—	$—	$4,278
December 31, 2017	$4,140	$—	$—	$4,140

Other Real Estate
June 30, 2018	$179	$—	$—	$179
December 31, 2017	$106	$—	$—	$106

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

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2018 was $1,833,000, which represented an increase of $198,000 or 12% compared to the same period in 2017. Net income for the first six months of 2018 was $3,491,000, which represented an increase of $410,000 or 13% compared to the first half of the prior year. Growth in net interest income was offset by a decline in noninterest income and growth in noninterest expense in both the second quarter and first six months of 2018 compared to the same periods in 2017. The reduction in ChoiceOne’s corporate tax rate also contributed to the higher net income in 2018. Basic earnings per common share were $0.51 for the second quarter and $0.97 for the first six months of 2018, compared to $0.45 for the second quarter and $0.85 for the first half of the prior year. Earnings per share for 2018 were adjusted for the 5% stock dividend paid in May 2018 and per share amounts for 2017 were adjusted for the 5% stock dividends paid in May 2018 and May 2017. The return on average assets and return on average shareholders’ equity percentages were 1.12% and 9.20%, respectively, for the first six months of 2018, compared to 0.99% and 8.35%, respectively, for the same period in 2017.

Dividends

Cash dividends of $651,000 or $0.18 per share were declared in the second quarter of 2018, compared to $587,000 or an adjusted $0.16 per share in the second quarter of 2017. The cash dividends declared in the first six months of 2018 were $1,270,000 or an adjusted $0.35 per share, compared to $1,144,000 or an adjusted $0.31 per share in the same period in the prior year. The per share amounts for 2018 were adjusted for the 5% stock dividend paid in May 2018 and the per share amounts for the prior year were adjusted for the 5% stock dividends paid in May 2018 and May 2017. The cash dividend payout percentage was 36% in the first six months of 2018 and 37% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the six-month periods ended June 30, 2018 and 2017. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$395,951	$9,626	4.86%	$378,420	$8,568	4.53%
Taxable securities (2) (3)	111,969	1,329	2.37	126,906	1,284	2.02
Nontaxable securities (1) (2)	55,752	917	3.29	55,252	1,076	3.90
Other	7,529	69	1.84	5,331	24	0.90
Interest-earning assets	571,201	11,941	4.18	565,909	10,952	3.87
Noninterest-earning assets	54,467			55,704
Total assets	$625,668			$621,613

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$207,443	253	0.24%	$205,396	181	0.18%
Savings deposits	76,964	7	0.02	77,210	7	0.02
Certificates of deposit	100,879	549	1.09	105,133	352	0.68
Advances from Federal Home Loan Bank	12,415	102	1.64	20,918	107	1.02
Other	5,123	26	1.02	5,813	7	0.24
Interest-bearing liabilities	402,824	937	0.47	414,470	654	0.32
Noninterest-bearing demand deposits	145,803			130,775
Other noninterest-bearing liabilities	1,151			2,607
Total liabilities	549,778			547,852
Shareholders' equity	75,890			73,761
Total liabilities and
shareholders' equity	$625,668			$621,613

Net interest income (tax-equivalent basis)-
interest spread (Non-GAAP)		11,004	3.71%		10,298	3.55%
Tax-equivalent adjustment (1)		(127)			(366)
Net interest income (GAAP)		$10,877			$9,932
Net interest income as a percentage of earning
assets (tax-equivalent basis) (Non-GAAP)			3.85%			3.64%

(1)

Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21% in 2018 and 34% in 2017.  See “Net Interest Income” below for additional information.

(2)

Includes the effect of unrealized gains or losses on securities.

(3)

Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Six Months Ended June 30,
(Dollars in thousands)	2018 Over 2017
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,058	$408	$650
Taxable securities	45	(341)	386
Nontaxable securities (2)	(159)	28	(187)
Other	45	13	32
Net change in tax-equivalent interest income	989	108	881

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	72	2	70
Savings deposits	—	—	—
Certificates of deposit	197	(42)	239
Advances from Federal Home Loan Bank	(5)	(106)	101
Other	19	(2)	21
Net change in interest expense	283	(148)	431
Net change in tax-equivalent net interest income	$706	$256	$450

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year's interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year's volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2018 and 34% for 2017.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $127,000 and $366,000 for the six months ended June 30, 2018 and 2017, respectively. These adjustments were computed using a 21% federal income tax rate in 2018 and a 34% federal income tax rate in 2017.

Tax-equivalent net interest income increased $706,000 in the first six months of 2018 compared to the same period in 2017. The effect of growth in average loans partially offset by lower average securities was supplemented by a decrease in average interest-bearing liabilities in the first half of 2018 compared to the same period in the prior year. The net interest spread increased by 16 basis points from 3.55% in the first six months of 2017 to 3.71% in the first half of 2018 and caused tax-equivalent net interest income to increase by $450,000 in the first half of 2018 compared to the same period in the prior year.

The average balance of loans increased $17.5 million in the first six months of 2018 compared to the same period in 2017. Average commercial and industrial loans and commercial real estate loans drove this growth with an increase of $13.4 million during the first half of 2018 compared to the first half of 2017. Average consumer loans grew $1.7 million while average residential mortgage loans increased $2.4 million. The increase in the average loans balance was complemented by a 33 basis point increase in the average rate earned. This caused tax-equivalent interest income from loans to increase $650,000 in the first six months of 2018 compared to the same period in the prior year. The average balance of total securities declined $14.4 million in the first half of 2018 compared to the same period in 2017. The decline was primarily due to the sale of approximately $35 million of securities in the fourth quarter of 2017. The effect of the average balance decline, offset by a 9 basis point increase in the average rate earned on securities, caused tax-equivalent securities income to decrease $114,000 in the first six months of 2018 compared to the same period in 2017.

The average balance of interest-bearing demand deposits increased $2.0 million in the first six months of 2018 compared to the same period in 2017. In addition to the higher average balance, an increase of 6 basis points in the average rate paid caused interest expense to increase $72,000 in the first half of 2018 compared to the same period in 2017. The average balance of certificates of deposit declined $4.3 million in the first six months of 2018 compared to the same period in 2017. The decrease in the average balance of certificates of deposit resulted from a reduction in the average balance of brokered certificates of deposit by $10.0 million, while the average balance of local certificates of deposit grew $5.7 million in the first six months of 2018 compared to the same period in 2017. The decline in the average balance of certificates of deposit was more than offset by a 41 basis point increase in the average rate paid on certificates, which caused interest expense to increase $197,000 in the first half of 2018 compared to the same period in 2017. The effect of an $8.5 million reduction in the average balance on advances of Federal Home Loan Bank was partially offset by the impact of a 62 basis point increase in the average rate paid and caused interest expense to decrease $5,000 in the first six months of 2018 compared to the same period in 2017. An increase of 78 basis points in the average rate paid on other interest-bearing liabilities caused interest expense to grow by $19,000.

ChoiceOne’s net interest income spread was 3.71% in the first six months of 2018, compared to 3.55% in the first half of 2017. The increase in the interest spread was due to growth of 31 basis points in the average rate earned on interest earning assets, partially offset by a 15 basis point increase in the average rate paid on interest-bearing liabilities. Increases in short-term interest rates were the primary factor for the higher average rates for both interest earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

Total loans decreased $2.9 million in the first six months of 2018, while the allowance for loan losses increased $82,000 during the same period. The provision for loan losses was $0 in the second quarter and $35,000 in the first six months of 2018, compared to $25,000 in the second quarter and $25,000 in the first six months of 2017. Nonperforming loans were $3.7 million as of June 30, 2018, compared to $4.1 million as of March 31, 2018, and $4.3 million as of December 31, 2017. The small decline in nonperforming loans in the second quarter of 2018 was primarily due to reductions in nonaccrual loans and loans considered troubled debt restructurings. The allowance for loan losses was 1.18% of total loans at June 30, 2018, compared to 1.22% at March 31, 2018, and 1.15% at December 31, 2017.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2018		2017
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	58	53	362	—
Consumer	118	51	137	91
Commercial real estate	—	59	—	161
Construction real estate	—	—	—	40
Residential real estate	13	73	34	37
	$189	$236	$533	$329

Net charge-offs of $50,000 and net recoveries of $48,000 were recorded in the second quarter and first six months of 2018 respectively, compared to net charge-offs of $252,000 and $204,000 in the second quarter and first six months of 2017. Net recoveries on an annualized basis as a percentage of average loans were 0.02% in the first half of 2018, compared to net charge-offs of 0.11% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2018, the provision and allowance for loan losses will be reviewed by the Bank's management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $221,000 in the second quarter and $305,000 in the first six months of 2018 compared to the same periods in 2017. Insurance and investment commissions income was $366,000 lower in the first half of 2018 than in the same period in the prior year as a result of the sale of a majority of the Bank’s investment book of business in the fourth quarter of 2017. Gains on sales of securities were $101,000 lower in the first six months of 2018 than in the same period in 2017 as higher interest rates have caused an unrealized loss in the Bank’s securities portfolio. Partially offsetting these declines was growth in customer service charges income in the first six months of the current year compared to the same period in the prior year.

Noninterest Expense

Total noninterest expense increased $335,000 in the second quarter and $630,000 in the first six months of 2018 compared to the same periods in 2017. Salaries and benefits expense was $422,000 higher in the first half of 2018 than in the first half of the prior year. The salaries and benefits growth was primarily due to annual wage increases as well as staffing additions in preparation for two additional branch locations which are scheduled to open later in 2018. The $193,000 increase in other noninterest expense resulted in part from higher expenses related to training and loan originations and collections.

Income Tax Expense

Income tax expense was $642,000 in the first six months of 2018 compared to $1,052,000 for the same period in 2017. The effective tax rate was 15.5% for 2018 and 25.5% for 2017. The decline in income tax expense was due to the impact of the Tax Cut and Jobs Act passed in December 2017, which adjusted the ChoiceOne’s statutory rate from 34% to 21% effective January 1, 2018.

FINANCIAL CONDITION

Securities

Total securities declined $2.5 million in the second quarter and grew $9.4 million in the first six months of 2018. The increase in the securities portfolio in the first half of 2018 resulted from ChoiceOne’s desire to supplement growth in earning assets and to replace some of the $35 million in securities sold in the fourth quarter of 2017. Securities purchases slowed in the second quarter of 2018 as the Bank’s investment opportunities were limited by changes occurring in market interest rates. Various securities totaling $21.2 million were purchased in the first six months of 2018, partially offset by approximately $4.6 million called or matured during that same time period. Principal repayments on securities totaled $1.4 million in the first half of 2018. Approximately $2.7 million of securities were sold in the first six months of 2018 for a net gain of $25,000. Due to rising interest rates in the first half of 2018, the Bank’s unrealized gain of $0.2 million as of December 31, 2017 declined to an unrealized loss of $2.5 million as of June 30, 2018.

Loans

After declining in the first quarter of 2018, the loan portfolio (excluding loans held for sale and loans to other financial institutions) grew $9.5 million in the second quarter of 2018 for a net decline in loans of $2.9 million in the first six months of 2018. In the first half of 2018, decreases of $9.1 million, $7.4 million, $2.9 million, and $0.3 million in agricultural loans, commercial and industrial loans, construction real estate loans, and consumer loans, respectively, were partially offset by growth of $12.7 million in commercial real estate loans and $4.1 million in residential real estate loans. The decrease in agricultural loans was primarily due to seasonal pay downs by borrowers. The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.3 million as of June 30, 2018, compared to $4.4 million as of March 31, 2018, and $4.1 million as of December 31, 2017. The small decline in the second quarter of 2018 was caused by a $147,000 decrease in residential real estate loans classified as impaired.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2018	2017
Loans accounted for on a nonaccrual basis	$1,140	$1,096
Accruing loans contractually past due 90 days
or more as to principal or interest payments	—	258
Loans considered troubled debt restructurings	2,572	2,896
Total	$3,712	$4,250

At June 30, 2018, nonaccrual loans included $421,000 in agricultural loans, $39,000 in commercial and industrial loans, $138,000 in commercial real estate loans, and $542,000 in residential real estate loans. At December 31, 2017, nonaccrual loans included $423,000 in agricultural loans, $222,000 in commercial and industrial loans, $15,000 in consumer loans, and $436,000 in residential real estate loans. Approximately 91% of the balance of loans considered troubled debt restructurings was performing according to their restructured terms as of June 30, 2018. Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2018.

Deposits and Borrowings

Total deposits decreased $4.4 million in the second quarter of 2018 and $11.9 million since the end of 2017. Checking and savings deposits decreased $28.2 million, while certificates of deposit grew $16.3 million in the first six months of 2018. The decline in checking and savings accounts was primarily due to seasonal fluctuations for ChoiceOne’s depositors which is a normal occurrence in the first half of the year. $14.9 million of the growth in certificates of deposit in the first half of 2018 was caused by increased brokered certificates of deposit. Brokered deposits were obtained in the first six months of 2018 to supplement the decrease in local deposits.

The balance of repurchase agreements declined from $7.1 million to $0 in the first six months of 2018. The reduction resulted from normal fluctuations in funds provided by bank customers and from transfers to deposit accounts offered by the Bank. The balance of Federal Home Loan Bank advances was virtually the same at June 30, 2018 as it was at the end of 2017. The Bank continued to use this resource as an offset to the decline in local deposits.

Shareholders’ Equity

Total shareholders’ equity declined $282,000 from December 31, 2017 to June 30, 2018. An other comprehensive loss of $2.4 million in the first six months of 2018 was caused by an increase in general market interest rates, which negatively impacted the market value of the Bank’s available for sale securities. Share repurchases totaling $523,000 also occurred in the first half of 2018. Partially offsetting these was the first half of 2018’s net income, net of cash dividends declared.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$69,359	14.0%	$39,564	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	64,706	13.1	22,255	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	64,706	13.1	19,782	6.0	N/A	N/A
Tier 1 capital (to average assets)	64,706	10.5	24,561	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$64,499	13.1%	$39,362	8.0%	$49,203	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	59,846	12.2	22,141	4.5	31,982	6.5
Tier 1 capital (to risk weighted assets)	59,846	12.2	19,681	6.0	29,522	8.0
Tier 1 capital (to average assets)	59,846	9.8	24,420	4.0	30,524	5.0

December 31, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$67,155	13.9%	$38,761	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	62,584	12.9	21,803	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	62,584	12.9	29,071	6.0	N/A	N/A
Tier 1 capital (to average assets)	62,584	9.9	25,301	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$62,393	12.9%	$38,555	8.0%	$48,194	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	57,822	12.0	21,687	4.5	31,326	6.5
Tier 1 capital (to risk weighted assets)	57,822	12.0	28,917	6.0	38,555	8.0
Tier 1 capital (to average assets)	57,822	9.2	25,156	4.0	31,445	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of June 30, 2018 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $4.7 million for the six months ended June 30, 2018 compared to $3.4 million provided in the same period a year ago. The increase was due to higher proceeds from loan sales in the first half of 2018 compared to the same period in the prior year. Net cash used for investing activities was $12.8 million for the first half of 2018 compared to $18.4 million in the same period in 2017. The change was due to less loan growth in the first six months of 2018 compared to the same period in 2017. Net cash used in financing activities was $16.9 million in the six months ended June 30, 2018, compared to net cash provided by financing activities of $17.2 million in the same period in the prior year. The change was primarily caused by a decline in deposits in the first half of the current year in contrast to growth in the same period in the prior year.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 25, 2018, ChoiceOne issued 703 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $18,000. On May 22, 2018, ChoiceOne issued 1,368 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $35,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended June 30, 2018.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
(Dollars in thousands, except per share data)	Total Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
April 1 - April 30, 2018
Employee Transactions (1)	2,231	$26.00	2,231
Repurchase Plan	—	$—	—	87,541
May 1 - May 31, 2018
Employee Transactions	—	$—	—
Repurchase Plan (2)	10,000	$26.75	10,000	77,541
June 1 - June 30, 2018
Employee Transactions (1)	274	$26.49	274
Repurchase Plan	—	$—	—	77,267
Total	12,505	$26.61	12,505	77,267

(1) Shares submitted for cancellation to satisfy tax withholding obligations that occur upon the vesting of restricted units. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2) The Company purchased 10,000 shares of its own common stock during the quarter ended June 30, 2018. As of June 30, 2018, there are 77,267 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There was no stated expiration date. The plan authorized the repurchase of up to 100,000 shares upon initiation and another 100,000 shares were authorized in January 24, 2018.

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

10.1	Stock Incentive Plan of 2012 as amended. Previously filed as Appendix A to ChoiceOne’s definitive proxy statement for ChoiceOne’s 2018 Annual Meeting of Shareholders, filed on April 19, 2018. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.
101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2018	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

