Form 10-Q
period 2018-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2018-11-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒          No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒          No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the Registrant had outstanding 3,615,568 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2018	2017
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$14,427	$36,837

Equity securities at fair value (Note 2)	2,937	—
Securities available for sale (Note 2)	162,856	155,591
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	672	1,721
Loans to other financial institutions	16,237	6,802
Loans (Note 3)	401,916	398,785
Allowance for loan losses (Note 3)	(4,622)	(4,577)
Loans, net	397,294	394,208

Premises and equipment, net	14,947	12,855
Cash surrender value of life insurance policies	14,803	14,514
Goodwill	13,728	13,728
Other assets	8,718	6,721
Total assets	$650,186	$646,544

Liabilities
Deposits – noninterest-bearing	$145,025	$151,462
Deposits – interest-bearing	399,322	388,391
Total deposits	544,347	539,853

Federal funds purchased	9,400	—
Repurchase agreements	—	7,148
Advances from Federal Home Loan Bank	16,242	20,268
Other liabilities	3,208	2,725
Total liabilities	573,197	569,994

Shareholders' Equity
Common stock and paid in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,614,701 at September 30, 2018 and 3,448,569 at December 31, 2017	54,392	50,290
Retained earnings	25,509	26,023
Accumulated other comprehensive income (loss), net	(2,912)	237
Total shareholders’ equity	76,989	76,550
Total liabilities and shareholders’ equity	$650,186	$646,544

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$5,111	$4,592	$14,735	$13,157
Securities:
Taxable	736	651	2,134	1,935
Tax exempt	374	355	1,097	1,068
Other	40	26	109	50
Total interest income	6,261	5,624	18,075	16,210

Interest expense
Deposits	619	320	1,428	860
Advances from Federal Home Loan Bank	63	62	165	169
Other	8	3	34	10
Total interest expense	690	385	1,627	1,039

Net interest income	5,571	5,239	16,448	15,171
Provision for loan losses	—	95	35	120

Net interest income after provision for loan losses	5,571	5,144	16,413	15,051

Noninterest income
Customer service charges	1,165	1,058	3,340	3,081
Insurance and investment commissions	97	260	231	760
Gains on sales of loans	223	355	772	920
Gains on sales of securities	—	51	25	177
Gains on sales of other assets	61	17	69	21
Earnings on life insurance policies	97	101	289	299
Change in market value of equity securities	113	—	161	—
Other	96	141	334	399
Total noninterest income	1,852	1,983	5,221	5,657

Noninterest expense
Salaries and benefits	2,780	2,619	8,308	7,725
Occupancy and equipment	661	702	2,005	2,099
Data processing	555	551	1,644	1,681
Professional fees	310	287	838	778
Supplies and postage	84	102	297	293
Advertising and promotional	58	58	235	185
Other	611	472	1,810	1,478
Total noninterest expense	5,059	4,791	15,137	14,239

Income before income tax	2,364	2,336	6,497	6,470
Income tax expense	350	616	992	1,668

Net income	$2,014	$1,720	$5,505	$4,801

Basic earnings per share (Note 4) *	$0.55	$0.47	$1.52	$1.33
Diluted earnings per share (Note 4) *	$0.55	$0.46	$1.52	$1.32
Dividends declared per share *	$0.18	$0.16	$0.53	$0.48

*

Amounts have been adjusted for two 5% stock dividends issued on May 31, 2017 and May 31, 2018.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	2018	2017
Net income	$2,014	$1,720	$5,505	$4,801

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax (benefit) of $(198) and $(171) for the three months ended September 30, 2018 and September 30, 2017 respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax (benefit) expense of $(767) and $738 for the nine months ended September 30, 2018 and September 30, 2017 respectively.	(745)	(333)	(2,885)	1,433

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense which was $0 for the three months ended September 30, 2018 and $18 for the three months ended September 30, 2017. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $5 and $60 for the nine months ended September 30, 2018 and September 30, 2017 respectively.	0	(34)	(20)	(117)

Other comprehensive income (loss), net of tax	(745)	(367)	(2,905)	1,316

Comprehensive income	$1,269	$1,353	$2,600	$6,117

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			4,801		4,801
Other comprehensive income				1,316	1,316
Shares issued	7,115	115			115
Shares repurchased	(3,800)	(88)			(88)
Effect of employee stock purchases		9			9
Stock options exercised	1,000	13			13
Stock-based compensation expense		180			180
Restricted stock units issued	5,197	—			—
Stock dividend declared (5%)	163,989	3,779	(3,786)		(7)
Cash dividends declared ($0.48 per share) (1) (2)			(1,731)		(1,731)

Balance, September 30, 2017	3,451,445	$50,307	$25,281	$718	$76,306

Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income			5,505		5,505
Other comprehensive loss				(2,905)	(2,905)
Shares issued	6,122	83			83
Shares repurchased	(20,628)	(523)			(523)
Effect of employee stock purchases		9			9
Stock options exercised	1,241				—
Stock-based compensation expense		198			198
Restricted stock units issued	7,303				—
Adoption effect of ASU 2016-01 (3)			244	(244)	—
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.53 per share) (2)			(1,921)		(1,921)

Balance, September 30, 2018	3,614,701	54,392	$25,509	$(2,912)	$76,989

(1)

Adjusted for 5% stock dividend issued on May 31, 2017.

(2)

Adjusted for 5% stock dividend issued on May 31, 2018.

(3)

ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$5,505	$4,801
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	35	120
Depreciation	853	944
Amortization	701	814
Compensation expense on stock purchases and restricted stock units	234	241
Gains on sales of securities	(25)	(177)
Gains on sales of loans	(772)	(920)
Loans originated for sale	(19,837)	(28,356)
Proceeds from loan sales	21,174	27,922
Earnings on bank-owned life insurance	(289)	(299)
Gains on sales of other real estate owned	(69)	(10)
Proceeds from sales of other real estate owned	308	579
Deferred federal income tax benefit	40	(29)
Net changes in other assets	(1,321)	572
Net changes in other liabilities	461	(532)
Net cash from operating activities	6,998	5,670

Cash flows from investing activities:
Securities available for sale:
Sales	2,716	22,521
Maturities, prepayments and calls	10,635	14,163
Purchases	(27,476)	(33,998)
Loan originations and payments, net	(12,799)	(38,235)
Additions to premises and equipment	(2,810)	(413)
Net cash used in investing activities	(29,734)	(35,962)

Cash flows from financing activities:
Net change in deposits	4,494	13,452
Net change in repurchase agreements	(7,148)	(4,119)
Net change in federal funds purchased	9,400	2,650
Proceeds from Federal Home Loan Bank advances	93,500	166,500
Payments on Federal Home Loan Bank advances	(97,526)	(148,525)
Issuance of common stock	57	76
Repurchase of common stock	(523)	(88)
Cash dividends and fractional shares from stock dividend	(1,928)	(1,738)
Net cash from financing activities	326	28,208

Net change in cash and cash equivalents	(22,410)	(2,084)
Beginning cash and cash equivalents	36,837	14,809

Ending cash and cash equivalents	$14,427	$12,725

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,532	$1,029
Cash paid for taxes	$850	$1,150
Loans transferred to other real estate owned	$377	$314

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2018 and September 30, 2017, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2018 and September 30, 2017, the Consolidated Statements of Changes in Shareholders’ Equity for the nine-month periods ended September 30, 2018 and September 30, 2017, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and September 30, 2017. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2017.

Loans to Other Financial Institutions - The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 14 different mortgage bankers, with the largest creditor outstanding representing 38% of the total at September 30, 2018.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At September 30, 2018, there were eight participating interests in loans to other financial institutions totaling $2.3 million that were over 30 days with no participating interest in loans to other financial institutions over 90 days outstanding. Since the inception of the program, there have been no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 3,545 shares of common stock were issued to ChoiceOne Directors for a cash price of $90,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2018. A total of 2,577 shares for a cash price of $57,000 were issued to employees under the Employee Stock Purchase Plan in the first nine months of 2018. A total of 1,241 shares were issued to employees upon the exercise of stock options in the first nine months of 2018. A total of 7,303 shares were issued to employees for Restricted Stock Units that vested during the first nine months of 2018.

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

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The company implemented ASU 2016-01 effective January 1, 2018. A cumulative-effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have also been presented separately from available for sale debt securities on the September 30, 2018 balance sheet and the fair value of loans has been estimated using an exit price notion in Note 5.

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

The FASB issued ASU No. 2018-13. Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU improves the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles that is most important to users of each entity’s financial statements. The objective of improving the effectiveness will include the development of a framework that promotes consistent decisions by FASB about disclosure requirements and the appropriate exercise of discretion by reporting entities. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Management is currently evaluating the impact of this new ASU on its consolidated financial statements.

NOTE 2 – SECURITIES

The fair value of equity securities at fair value and the related gross unrealized gains recognized in noninterest income were as follows:

September 30, 2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	$435	$—	$2,937

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		September 30, 2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$35,089	$—	$(1,134)	$33,955
U.S. Treasury	1,992	—	(82)	1,910
State and municipal	104,036	245	(2,216)	102,065
Mortgage-backed	19,368	3	(549)	18,822
Corporate	5,651	—	(85)	5,566
Trust preferred securities	500	—	—	500
Asset-backed securities	38	—	—	38
Total	$166,674	$248	$(4,066)	$162,856

		December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$35,518	$—	$(392)	$35,126
U.S. Treasury	1,991	—	(31)	1,960
State and municipal	99,609	910	(471)	100,048
Mortgage-backed	9,943	8	(131)	9,820
Corporate	5,184	2	(35)	5,151
Equity securities	2,583	309	—	2,892
Trust preferred securities	500	—	—	500
Asset-backed securities	95	—	(1)	94
Total	$155,423	$1,229	$(1,061)	$155,591

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the nine months ended September 30, 2018. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of September 30, 2018, the fair value of securities as of September 30, 2018 and December 31, 2017, and the weighted average yields of securities as of September 30, 2018:

	Securities maturing within:
	Less than	1 Year -	5 Years -	More than	Fair Value at September 30,	Fair Value at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2018	2017

U.S. Government and federal agency	$16,383	$12,759	$4,813	$—	$33,955	$35,126
U.S. Treasury notes and bonds	—	1,910	—	—	1,910	1,960
State and municipal	9,517	49,889	40,792	1,867	102,065	100,048
Corporate	1,995	3,086	485	—	5,566	5,151
Trust preferred securities	500	—	—	—	500	500
Asset-backed securities	38	—	—	—	38	94
Total debt securities	28,433	67,644	46,090	1,867	144,034	142,879

Mortgage-backed securities	—	13,873	4,901	48	18,822	9,820
Equity securities (1)	—	—	1,000	1,937	2,937	2,892
Total	$28,433	$81,517	$51,991	$3,852	$165,793	$155,591

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.18%	1.98%	2.80%	—%	2.19%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (2)	3.02	2.82	3.16	0.88	2.94
Corporate	1.95	2.61	3.21	—	2.43
Trust preferred securities	5.50	—	—	—	5.50
Asset-backed securities	2.59	—	—	—	2.59
Mortgage-backed securities	—	3.21	2.86	3.67	3.12
Equity securities (1)	—	—	4.51	—	1.53

(1)

Equity securities are preferred and common stock that may or may not have a stated maturity.

(2)

The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental rate of 21%.

Following is information regarding unrealized gains and losses on equity securities for the three- and nine-month periods ending September 30, 2018:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2018	September 30, 2018

Net gains and losses recognized during the period	$113	$161
Less: Net gains and losses recognized during the period on securities sold	—	9

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$113	$152

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended
September 30, 2018
Beginning balance	$359	$970	$205	$1,911	$16	$620	$578	$4,659
Charge-offs	—	—	(62)	—	—	(13)	—	(75)
Recoveries	—	4	22	2	—	10	—	38
Provision	5	(25)	59	37	15	—	(91)	—
Ending balance	$364	$949	$224	$1,950	$31	$617	$487	$4,622

Nine Months Ended
September 30, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	(58)	(180)	—	—	(25)	—	(263)
Recoveries	—	57	73	61	—	82	—	273
Provision	(142)	(51)	69	128	(4)	(166)	201	35
Ending balance	$364	$949	$224	$1,950	$31	$617	$487	$4,622

Individually evaluated for impairment	$13	$18	$19	$27	$—	$180	$—	$257

Collectively evaluated for impairment	$351	$931	$205	$1,923	$31	$437	$487	$4,365

Three Months Ended
September 30, 2017
Beginning balance	$395	$904	$294	$1,551	$25	$748	$181	$4,098
Charge-offs	—	(12)	(52)	—	—	(9)	—	(73)
Recoveries	—	4	16	65	—	11	—	96
Provision	(1)	(98)	1	(152)	1	(140)	484	95
Ending balance	$394	$798	$259	$1,464	$26	$610	$665	$4,216

Nine Months Ended
September 30, 2017
Beginning balance	$433	$688	$305	$1,438	$62	$1,014	$337	$4,277
Charge-offs	—	(374)	(189)	—	—	(44)	—	(607)
Recoveries	—	4	107	226	40	49	—	426
Provision	(39)	480	36	(200)	(76)	(409)	328	120
Ending balance	$394	$798	$259	$1,464	$26	$610	$665	$4,216

Individually evaluated for impairment	$—	$5	$4	$54	$—	$228	$—	$291

Collectively evaluated for impairment	$394	$793	$255	$1,410	$26	$382	$665	$3,925

Loans
September 30, 2018
Individually evaluated for impairment	$413	$896	$78	$792	$268	$2,480		$4,927
Collectively evaluated for impairment	43,984	91,261	24,285	137,280	6,962	93,217		396,989
Ending balance	$44,397	$92,157	$24,363	$138,072	$7,230	$95,697		$401,916

December 31, 2017
Individually evaluated for impairment	$423	$124	$36	$778	$—	$2,779		$4,140
Collectively evaluated for impairment	48,041	104,262	24,477	122,709	6,613	88,543		394,645
Ending balance	$48,464	$104,386	$24,513	$123,487	$6,613	$91,322		$398,785

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Risk ratings 1 and 2	$12,331	$14,813	$12,665	$13,491	$8,126	$8,227
Risk rating 3	22,299	22,721	53,958	63,366	93,626	78,868
Risk rating 4	8,952	10,199	20,944	26,943	32,485	33,429
Risk rating 5	403	308	4,500	491	2,554	1,533
Risk rating 6	412	423	90	95	1,281	1,430
Risk rating 7	—	—	—	—	—	—
	$44,397	$48,464	$92,157	$104,386	$138,072	$123,487

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017	2018	2017
Performing	$24,358	$24,497	$6,962	$6,613	$95,242	$90,629
Nonperforming	—	1	—	—	—	257
Nonaccrual	5	15	268	—	455	436
	$24,363	$24,513	$7,230	$6,613	$95,697	$91,322

There were no loans that were considered troubled debt restructurings (“TDRs”) that were modified during the three- and nine-month periods ended September 30, 2018 and September 30, 2017. There were no TDRs as of September 30, 2018 or September 30, 2017 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and nine months ended September 30, 2018 and September 30, 2017 that had been modified during the year prior to the default.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2018
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	86	86	—
Consumer	—	—	—
Commercial real estate	77	110	—
Construction real estate	268	268	—
Residential real estate	226	234	—
Total	657	698	—
With an allowance recorded
Agricultural	413	455	13
Commercial and industrial	810	810	18
Consumer	78	78	19
Commercial real estate	715	774	27
Construction real estate	—	—	—
Residential real estate	2,254	2,285	180
Total	4,270	4,402	257

Agricultural	413	455	13
Commercial and industrial	896	896	18
Consumer	78	78	19
Commercial real estate	792	884	27
Construction real estate	268	268	—
Residential real estate	2,480	2,519	180
Total	$4,927	$5,100	$257

December 31, 2017
With no related allowance recorded
Agricultural	$423	$455	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Commercial real estate	127	258	—
Residential real estate	115	126	—
Total	665	839	—
With an allowance recorded
Agricultural	—	—	—
Commercial and industrial	124	124	26
Consumer	36	36	3
Commercial real estate	651	734	49
Residential real estate	2,664	2,690	224
Total	3,475	3,584	302

Agricultural	423	455	—
Commercial and industrial	124	124	26
Consumer	36	36	3
Commercial real estate	778	992	49
Residential real estate	2,779	2,816	224
Total	$4,140	$4,423	$302

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the nine months ended September 30, 2018 and 2017:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
September 30, 2018
With no related allowance recorded
Agricultural	$317	$—
Commercial and industrial	37	23
Consumer	2	2
Commercial real estate	67	42
Construction real estate	79	—
Residential real estate	159	112
Total	661	179
With an allowance recorded
Agricultural	103	—
Commercial and industrial	364	6
Consumer	52	—
Commercial real estate	728	—
Construction real estate	—	—
Residential real estate	2,539	2
Total	3,786	8

Agricultural	420	—
Commercial and industrial	401	29
Consumer	54	2
Commercial real estate	795	42
Construction real estate	79	—
Residential real estate	2,698	114
Total	$4,447	$187

September 30, 2017
With no related allowance recorded
Agricultural	$288	$—
Commercial and industrial	137	—
Consumer	—	—
Commercial real estate	104	—
Residential real estate	103	—
Total	632	—
With an allowance recorded
Agricultural	161	—
Commercial and industrial	195	1
Consumer	33	1
Commercial real estate	884	26
Residential real estate	2,475	75
Total	3,748	103

Agricultural	449	—
Commercial and industrial	332	1
Consumer	33	1
Commercial real estate	988	26
Residential real estate	2,578	75
Total	$4,380	$103

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days	Days	Days (1)	Total	Past Due	Loans	Accruing
September 30, 2018
Agricultural	$—	$—	$—	$—	$44,397	$44,397	$—
Commercial and industrial	50	—	—	50	92,107	92,157	—
Consumer	25	53	—	78	24,285	24,363	—
Commercial real estate	—	—	77	77	137,995	138,072	—
Construction real estate	—	—	268	268	6,962	7,230	—
Residential real estate	729	36	180	945	94,752	95,697	—
	$804	$89	$525	$1,418	$400,498	$401,916	$—

December 31, 2017
Agricultural	$—	$—	$83	$83	$48,381	$48,464	$—
Commercial and industrial	20	—	—	20	104,366	104,386	—
Consumer	142	38	1	181	24,332	24,513	—
Commercial real estate	95	58	69	222	123,265	123,487	—
Construction real estate	—	—	—	—	6,613	6,613	—
Residential real estate	585	272	296	1,153	90,169	91,322	258
	$842	$368	$449	$1,659	$397,126	$398,785	$258

(1)

Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2018	2017
Agricultural	$413	$423
Commercial and industrial	—	—
Consumer	5	15
Commercial real estate	130	222
Construction real estate	268	—
Residential real estate	455	436
	$1,271	$1,096

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2018	2017	2018	2017
Basic Earnings Per Share
Net income available to common shareholders	$2,014	$1,720	$5,505	$4,801

Weighted average common shares outstanding	3,613,516	3,624,892	3,613,891	3,620,758

Basic earnings per share	$0.55	$0.47	$1.52	$1.33

Diluted Earnings Per Share
Net income available to common shareholders	$2,014	$1,720	$5,505	$4,801

Weighted average common shares outstanding	3,613,516	3,624,892	3,613,891	3,620,758
Plus dilutive stock options and restricted stock units	16,535	6,689	13,497	4,981

Weighted average common shares outstanding and potentially dilutive shares	3,630,051	3,631,581	3,627,388	3,625,739

Diluted earnings per share	$0.55	$0.46	$1.52	$1.32

There were no stock options that were considered to be anti-dilutive to earnings per share for the three or nine months ended September 30, 2018. There were no stock options that were considered to be anti-dilutive for the three months ended September 30, 2017 and 31,500 stock options for the nine months ended September 30, 2017.

All share and per share amounts have been adjusted for the 5% stock dividend issued on May 31, 2018 and the 5% stock dividend issued on May 31, 2017, where applicable.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2018
Assets:
Cash and due from banks	$14,427	$14,427	$14,427	$—	$—
Equity securities at fair value	2,937	2,937	1,937	—	1,000
Securities available for sale	162,856	162,856	—	154,461	8,395
Federal Home Loan Bank and Federal
Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	672	699	—	699	—
Loans to other financial
institutions	16,237	16,237	—	16,237	—
Loans, net	397,294	394,399	—	—	394,399
Accrued interest receivable	2,805	2,805	—	2,805	—

Liabilities:
Noninterest-bearing deposits	145,025	145,025	—	145,025	—
Interest-bearing deposits	399,322	397,981	—	397,981	—
Federal funds purchased	9,400	9,400	—	9,400	—
Federal Home Loan Bank advances	16,242	16,247	—	16,247	—
Accrued interest payable	144	144	—	144	—

December 31, 2017
Assets:
Cash and due from banks	$36,837	$36,837	$36,837	$—	$—
Securities available for sale	155,591	155,591	1,892	140,301	13,398
Federal Home Loan Bank and Federal
Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,721	1,773	—	1,773	—
Loans to other financial institutions	6,802	6,802	—	6,802	—
Loans, net	394,208	394,819	—	—	394,819
Accrued interest receivable	2,146	2,146	—	2,146	—

Liabilities:
Noninterest-bearing deposits	151,462	151,462	—	151,462	—
Interest-bearing deposits	388,391	387,343	—	387,343	—
Repurchase agreements	7,148	7,148	—	7,148	—
Federal Home Loan Bank advances	20,268	20,271	—	20,271	—
Accrued interest payable	49	49	—	49	—

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

There were no liabilities measured at fair value as of September 30, 2018 or December 31, 2017. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - September 30, 2018
Equity securities	$1,937	$—	$1,000	$2,937

Investment Securities, Available for Sale - September 30, 2018
U.S. Treasury notes and bonds	$—	$1,910	$—	$1,910
U.S. Government and federal agency	—	33,955	—	33,955
State and municipal	—	94,170	7,895	102,065
Mortgage-backed	—	18,822	—	18,822
Corporate	—	5,566	—	5,566
Trust preferred securities	—	—	500	500
Asset backed securities	—	38	—	38
Total	$—	$154,461	$8,395	$162,856

Investment Securities, Available for Sale - December 31, 2017
U.S. Treasury notes and bonds	$—	$1,960	$—	$1,960
U.S. Government and federal agency	—	35,126	—	35,126
State and municipal	—	88,150	11,898	100,048
Mortgage-backed	—	9,820	—	9,820
Corporate	—	5,151	—	5,151
Trust preferred securities	—	—	500	500
Equity securities	1,892	—	1,000	2,892
Asset backed securities	—	94	—	94
Total	$1,892	$140,301	$13,398	$155,591

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2018	2017
Investment Securities
Balance, January 1	$13,398	$15,103
Total realized and unrealized gains included in income	—	—
Total unrealized gains (losses) included in other comprehensive income	(347)	271
Net purchases, sales, calls, and maturities	(3,656)	(1,831)
Net transfers into Level 3	—	—
Balance, September 30	$9,395	$13,543

Of the Level 3 assets that were held by the company as available for sale at September 30, 2018, the net unrealized loss as of September 30, 2018 was $16,000, which is recognized in accumulated other comprehensive income in the consolidated balance sheet. A total of $224,000 of Level 3 securities were purchased in the nine months ended September 30, 2018.

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

The company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		in Active	Significant
		Markets for Identical	Other Observable	Significant Unobservable
(Dollars in thousands)	Balance at	Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2018	$4,927	$—	$—	$4,927
December 31, 2017	$4,140	$—	$—	$4,140

Other Real Estate
September 30, 2018	$244	$—	$—	$244
December 31, 2017	$106	$—	$—	$106

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

NOTE 7 – REVENUE FROM CONTRACTS WITH CUSTOMERS

ChoiceOne has a variety of sources of revenue, which include interest and fees from customers as well as revenue from non-customers. ASC Topic 606, Revenue from Contracts With Customers, covers certain sources of revenue that are classified within noninterest income in the Consolidated Statements of Income. Sources of revenue that are included in the scope of ACS Topic 606 include service charges and fees on deposit accounts, interchange income, investment asset management income and transaction-based revenue, and other charges and fees for customer services.

Service Charges and Fees on Deposit Accounts

Revenue includes charges and fees to provide account maintenance, overdraft services, wire transfers, funds transfer, and other deposit-related services. Account maintenance fees such as monthly services charges are recognized over the period of time that the service is provided. Transaction fees such as wire transfer charges are recognized when the service is provided to the customer.

Interchange Income

Revenue includes debit card interchange and network revenues. This revenue is earned on debit card transactions that are conducted through payment networks such as MasterCard. The revenue is recorded as services are delivered and is presented net of interchange expenses.

Investment Commission Income

Revenue includes fees from investment management advisory services and revenue is recognized when services are rendered. Revenue also includes commissions received from the placement of brokerage transactions for purchase or sale of stocks or other investments. Commission income is recognized when the transaction has been completed.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three months ended	Nine months ended
(Dollars in thousands)	September 30, 2018	September 30, 2018
Service charges and fees on deposit accounts	$715	$2,007
Interchange income	449	1,333
Investment commission income	80	187
Other charges and fees for customer services	45	158
Noninterest income from contracts with customers within the scope of ASC 606	1,290	3,684
Noninterest income within the scope of other GAAP topics	563	1,537
Total noninterest income	$1,852	$5,221

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

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2018 was $2,014,000, which represented an increase of $294,000 or 17% compared to the same period in 2017. Net income for the first nine months of 2018 was $5,505,000, which represented an increase of $704,000 or 15% compared to the first nine months of the prior year. Growth in net interest income was offset by a decline in noninterest income and growth in noninterest expense in both the third quarter and first nine months of 2018 compared to the same periods in 2017. The reduction in ChoiceOne’s corporate tax rate also contributed to the higher net income in 2018. Basic earnings per common share were $0.55 for the third quarter and $1.52 for the first nine months of 2018, compared to adjusted amounts of $0.47 for the third quarter and $1.33 for the first nine months of the prior year. Earnings per share for 2018 were adjusted for the 5% stock dividend paid in May 2018 and per share amounts for 2017 were adjusted for the 5% stock dividends paid in May 2018 and May 2017. The return on average assets and return on average shareholders’ equity percentages were 1.16% and 9.63%, respectively, for the first nine months of 2018, compared to 1.02% and 8.59%, respectively, for the same periods in 2017.

Dividends

Cash dividends of $651,000 or $0.18 per share were declared in the third quarter of 2018, compared to $585,000 or an adjusted $0.16 per share in the third quarter of 2017. The cash dividends declared in the first nine months of 2018 were $1,921,000 or an adjusted $0.53 per share, compared to $1,731,000 or an adjusted $0.48 per share in the same period in the prior year. The per share amounts for 2018 were adjusted for the 5% stock dividend paid in May 2018 and the per share amounts for the prior year were adjusted for the 5% stock dividends paid in May 2018 and May 2017. The cash dividend payout percentage was 35% in the first nine months of 2018 and 36% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the nine-month periods ended September 30, 2018 and 2017. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$399,729	$14,737	4.92%	$382,478	$13,165	4.59%
Taxable securities (2) (3)	113,213	2,134	2.51	126,288	1,935	2.04
Nontaxable securities (1) (2)	56,113	1,392	3.31	55,229	1,613	3.89
Other	7,723	109	1.88	6,345	50	1.06
Interest-earning assets	576,778	18,372	4.25	570,340	16,763	3.92
Noninterest-earning assets	55,132			56,682
Total assets	$631,910			$627,022

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$209,865	442	0.28%	$207,642	275	0.18%
Savings deposits	76,333	11	0.02	76,369	11	0.02
Certificates of deposit	105,776	975	1.23	106,695	574	0.72
Advances from Federal Home Loan Bank	11,970	165	1.84	19,963	169	1.13
Other	3,909	34	1.16	5,453	10	0.24
Interest-bearing liabilities	407,853	1,627	0.53	416,122	1,039	0.33
Noninterest-bearing demand deposits	146,598			133,636
Other noninterest-bearing liabilities	1,207			2,775
Total liabilities	555,658			552,533
Shareholders' equity	76,252			74,489
Total liabilities and shareholders' equity	$631,910			$627,022

Net interest income (tax-equivalent basis)- interest spread (Non-GAAP)		16,745	3.72%		15,724	3.59%
Tax-equivalent adjustment (1)		(297)			(553)
Net interest income (GAAP)		$16,448			$15,171
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP)			3.87%			3.68%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21% in 2018 and 34% in 2017. See “Net Interest Income” below for additional information.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Nine Months Ended September 30,
(Dollars in thousands)	2018 Over 2017
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,572	$610	$962
Taxable securities	199	(307)	506
Nontaxable securities (2)	(221)	41	(262)
Other	59	13	46
Net change in tax-equivalent interest income	1,609	357	1,252

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	167	3	164
Savings deposits	(0)	—	(0)
Certificates of deposit	401	(8)	409
Advances from Federal Home Loan Bank	(4)	(112)	108
Other	24	(5)	29
Net change in interest expense	588	(122)	710
Net change in tax-equivalent net interest income	$1,021	$479	$542

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2018 and 34% for 2017.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $297,000 and $553,000 for the nine months ended September 30, 2018 and 2017, respectively. These adjustments were computed using a 21% federal income tax rate in 2018 and a 34% federal income tax rate in 2017.

Tax-equivalent net interest income increased $1,021,000 in the first nine months of 2018 compared to the same period in 2017. The effect of growth in average loans partially offset by lower average securities was supplemented by a decrease in average interest-bearing liabilities in the first nine months of 2018 compared to the same period in the prior year. The tax-equivalent net interest spread increased by 13 basis points from 3.59% in the first nine months of 2017 to 3.72% in the first nine months of 2018.

The average balance of loans increased $17.3 million in the first nine months of 2018 compared to the same period in 2017. Average commercial loans drove this growth with an increase of $12.1 million during the first nine months of 2018 compared to the first nine months of 2017. Average consumer loans grew $1.5 million while average residential mortgage loans increased $3.7 million. The increase in the average loans balance was complemented by a 33 basis point increase in the average rate earned. This caused tax-equivalent interest income from loans to increase $1,572,000 in the first nine months of 2018 compared to the same period in the prior year. The average balance of total securities declined $12.2 million in the first nine months of 2018 compared to the same period in 2017. The decline was primarily due to the sale of approximately $35 million of securities in the fourth quarter of 2017. A 47 basis point increase in the average rate earned on taxable securities and a 58 basis point decrease in the average rate earned on nontaxable securities, offset by the decline in average balance caused tax-equivalent securities income to decrease $22,000 in the first nine months of 2018 compared to the same period in 2017.

The average balance of interest-bearing demand deposits increased $2.2 million in the first nine months of 2018 compared to the same period in 2017. In addition to the higher average balance, an increase of 10 basis points in the average rate paid caused interest expense to increase $167,000 in the first nine months of 2018 compared to the same period in 2017. The average balance of certificates of deposit declined $919,000 in the first nine months of 2018 compared to the same period in 2017. The decrease in the average balance of certificates of deposit resulted from a reduction in the average balance of brokered certificates of deposit by $5.7 million, while the average balance of local certificates of deposit grew $4.8 million in the first nine months of 2018 compared to the same period in 2017. The decline in the average balance of certificates of deposit was more than offset by a 51 basis point increase in the average rate paid on certificates, which caused interest expense to increase $401,000 in the first nine months of 2018 compared to the same period in 2017. The effect of an $8.0 million reduction in the average balance on advances of Federal Home Loan Bank was partially offset by the impact of a 71 basis point increase in the average rate paid and caused interest expense to decrease $4,000 in the first nine months of 2018 compared to the same period in 2017. An increase of 92 basis points in the average rate paid on other interest-bearing liabilities caused interest expense to grow by $24,000.

ChoiceOne’s tax-equivalent net interest income spread was 3.72% in the first nine months of 2018, compared to 3.59% in the first nine months of 2017. The increase in the interest spread was due to growth of 33 basis points in the average rate earned on interest earning assets, partially offset by a 20 basis point increase in the average rate paid on interest-bearing liabilities. Increases in short-term interest rates were the primary factor for the higher average rates for both interest earning assets and interest-bearing liabilities.

Provision and Allowance for Loan Losses

Total loans increased $3.1 million in the first nine months of 2018, while the allowance for loan losses increased $45,000 during the same period. The provision for loan losses was $0 in the third quarter and $35,000 in the first nine months of 2018, compared to $95,000 in the third quarter and $120,000 in the first nine months of 2017. Nonperforming loans were $3.7 million as of September 30, 2018, compared to $3.7 million as of June 30, 2018, and $4.3 million as of December 31, 2017. The decline in nonperforming loans in the first three quarters of 2018 was primarily due to reductions in loans past due 90 days or more and still on accrual status and loans considered troubled debt restructurings. The allowance for loan losses was 1.15% of total loans at September 30, 2018, compared to 1.18% at June 30, 2018, and 1.15% at December 31, 2017.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2018		2017
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	58	57	374	4
Consumer	180	73	189	107
Commercial real estate	—	61	—	226
Construction real estate	—	—	—	40
Residential real estate	25	82	44	49
	$263	$273	$607	$426

Net charge-offs of $37,000 and net recoveries of $10,000 were recorded in the third quarter and first nine months of 2018 respectively, compared to net recoveries of $23,000 and net charge-offs of $181,000 in the third quarter and first nine months of 2017. Net charge-offs on an annualized basis as a percentage of average loans were 0.00% in the first nine months of 2018, compared to net charge-offs of 0.06% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2018, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income decreased $131,000 in the third quarter and $436,000 in the first nine months of 2018 compared to the same periods in 2017. Insurance and investment commissions income was $529,000 lower in the first nine months of 2018 than in the same period in the prior year as a result of the sale of a majority of the Bank’s investment book of business in the fourth quarter of 2017. Gains on sales of loans were $148,000 lower in the first three quarters of 2018 than in the same period in 2017. Higher residential loan interest rates have affected the volume of residential mortgage originations as well as a limited inventory of homes for sale in ChoiceOne’s market areas. Gains on sales of securities were $152,000 lower in the first nine months of 2018 than in the same period in 2017 as higher interest rates have caused an unrealized loss in the Bank’s securities portfolio. Partially offsetting these declines was growth in customer service charges income in the first nine months of the current year compared to the same period in the prior year as well as a positive impact from changes in the market value of ChoiceOne’s equity securities.

Noninterest Expense

Total noninterest expense increased $268,000 in the third quarter and $898,000 in the first nine months of 2018 compared to the same periods in 2017. Salaries and benefits expense was $583,000 higher in the first nine months of 2018 than in the first half of the prior year. The salaries and benefits growth was primarily due to annual wage increases as well as staffing additions in preparation for two additional branch locations; one open in October 2018 in Downtown Grand Rapids, Michigan and the other scheduled to open in December of 2018. The $332,000 increase in other noninterest expense resulted in part from loan related costs, advertising and promotional expenses, and general growth in other expenses.

Income Tax Expense

Income tax expense was $992,000 in the first nine months of 2018 compared to $1,668,000 for the same period in 2017. The effective tax rate was 15.3% for 2018 and 25.8% for 2017. The decline in income tax expense was due to the impact of the Tax Cut and Jobs Act passed in December 2017, which adjusted the ChoiceOne’s statutory rate from 34% to 21% effective January 1, 2018.

FINANCIAL CONDITION

Securities

Total securities grew $768,000 in the third quarter and $10.2 million in the first nine months of 2018. The increase in the securities portfolio in the first nine months of 2018 resulted from ChoiceOne’s desire to supplement growth in earning assets and to replace some of the $35 million in securities sold in the fourth quarter of 2017. The limited amount of securities growth in the third quarter of 2018 resulted from funding used for loan growth. Various securities totaling $27.5 million were purchased in the first nine months of 2018, partially offset by approximately $8.1 million called or matured during the same time period. Principal repayments on securities totaled $2.5 million in the first nine months of 2018. Approximately $2.7 million of securities were sold in the first nine months of 2018 for a net gain of $25,000. Due to rising interest rates in the first nine months of 2018, the Bank’s unrealized gain of $0.2 million as of December 31, 2017 declined to an unrealized loss of $3.4 million as of September 30, 2018.

Loans

The loan portfolio (excluding loans held for sale and loans to other financial institutions) grew $6.0 million in the third quarter of 2018 and has grown $3.1 million in the first nine months of 2018. In the first nine months of 2018, growth of $14.6 million, $4.4 million, and $0.6 million in commercial real estate loans, residential real estate loans, and construction real estate loans, respectively, were partially offset by reductions of $12.2 million, $4.1 million, and $0.2 million in commercial and industrial loans, agricultural loans, and consumer loans, respectively. The growth in commercial real estate loans was due in part to funding of some larger real estate loans while growth in residential real estate loans resulted from increases in both first mortgages and home equity loans. The declines in commercial and industrial loans and agricultural loans were caused by seasonal paydowns by borrowers and normal balance fluctuations.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $4.9 million as of September 30, 2018, compared to $4.3 million as of June 30, 2018, and $4.1 million as of December 31, 2017. The increase in the third quarter of 2018 was primarily caused by a $604,000 increase in commercial and industrial loans classified as impaired.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2018	2017
Loans accounted for on a nonaccrual basis	$1,271	$1,096
Accruing loans contractually past due 90 days or more as to principal or interest payments	—	258
Loans considered troubled debt restructurings	2,464	2,896
Total	$3,735	$4,250

At September 30, 2018, nonaccrual loans included $413,000 in agricultural loans, $5,000 in consumer loans, $130,000 in commercial real estate loans, $268,000 in construction real estate loans, and $455,000 in residential real estate loans. At December 31, 2017, nonaccrual loans included $423,000 in agricultural loans, $222,000 in commercial and industrial loans, $15,000 in consumer loans, and $436,000 in residential real estate loans. Approximately 92% of the balance of loans considered troubled debt restructurings was performing according to their restructured terms as of September 30, 2018. Management believes the allowance allocated to its nonperforming loans is sufficient at September 30, 2018.

Deposits and Borrowings

Total deposits grew $16.4 million in the third quarter of 2018 and $4.5 million since the end of 2017. Checking and savings deposits decreased $14.8 million, while certificates of deposit grew $19.3 million in the first nine months of 2018. The decline in checking and savings accounts was primarily due to seasonal fluctuations for ChoiceOne’s depositors which is a normal occurrence in the first six months of the year after which the total balance in these types of deposit accounts normally grows. $14.5 million of the growth in certificates of deposit in the first nine months of 2018 was caused by a higher balance of brokered certificates of deposit. Brokered deposits were obtained in the first nine months of 2018 to supplement the decrease in local deposits.

The balance of repurchase agreements declined from $7.1 million to $0 in the first nine months of 2018. The reduction resulted from normal fluctuations in funds provided by bank customers and from transfers to deposit accounts offered by the Bank. The balance of Federal Home Loan Bank advances was $4.0 million lower at September 30, 2018 than it was at the end of 2017. The decline in this balance was caused by more reliance on brokered certificates of deposit to supplement local deposits as brokered deposits could be obtained at a lower interest rate than advances.

Shareholders’ Equity

Total shareholders’ equity increased $439,000 from December 31, 2017 to September 30, 2018. Net income was offset by an other comprehensive loss, cash dividends declared, and repurchases of shares. The effect of the other comprehensive loss was caused by an increase in general market interest rates, which negatively impacted the market value of the Bank’s available for sale securities.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$70,795	13.9%	$40,842	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	66,173	13.0	22,974	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	66,173	13.0	20,421	6.0	N/A	N/A
Tier 1 capital (to average assets)	66,173	10.5	25,227	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$65,489	12.9%	$40,632	8.0%	$50,790	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	60,873	12.0	22,856	4.5	33,014	6.5
Tier 1 capital (to risk weighted assets)	60,873	12.0	20,316	6.0	30,474	8.0
Tier 1 capital (to average assets)	60,873	9.7	25,084	4.0	31,355	5.0

December 31, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$67,155	13.9%	$38,761	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	62,584	12.9	21,803	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	62,584	12.9	29,071	6.0	N/A	N/A
Tier 1 capital (to average assets)	62,584	9.9	25,301	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$62,393	12.9%	$38,555	8.0%	$48,194	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	57,822	12.0	21,687	4.5	31,326	6.5
Tier 1 capital (to risk weighted assets)	57,822	12.0	28,917	6.0	38,555	8.0
Tier 1 capital (to average assets)	57,822	9.2	25,156	4.0	31,445	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of September 30, 2018 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $7.0 million for the nine months ended September 30, 2018 compared to $5.7 million provided in the same period a year ago. The increase was due to higher net proceeds from loan sales in the first nine months of 2018 compared to the same period in the prior year. Net cash used for investing activities was $29.7 million for the first nine months of 2018 compared to $36.0 million in the same period in 2017. The change was due to less loan growth in the first nine months of 2018 compared to the same period in 2017, partially offset by less sales of securities. Net cash from financing activities was $0.3 million in the nine months ended September 30, 2018, compared to $28.2 million in the same period in the prior year. The change was caused by lower net proceeds from Federal Home Loan Bank advances and a decline in deposits in the first three quarters of the current year compared to the prior year.

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

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the nine months ended September 30, 2018 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 23, 2018, ChoiceOne issued 837 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $22,000. Because of each of the Directors to whom shares were issued are accredited investors, ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended September 30, 2018.

(Dollars in thousands, except per share data) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (2)

July 1 - July 31, 2018
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	77,267
August 1 - August 31, 2018
Employee Transactions (1)	2,048	$20.99
Repurchase Plan	—	$—	—	75,219
September 1 - September 30, 2018
Employee Transactions	—	$—
Repurchase Plan	—	$—	—	75,219

(1) Shares submitted for cancellation to satisfy tax withholding obligations that occurred upon the exercise of stock options. The value of the shares delivered or withheld is determined by the applicable stock compensation plan.

(2) The Company did not purchase any of its own common stock during the quarter ended September 30, 2018. As of September 30, 2018, there are 75,219 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced on July 26, 2007. There was no stated expiration date. The plan authorized the repurchase of up to 100,000 shares upon initiation and another 100,000 shares were authorized on January 24, 2018.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 14, 2018	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)

