Form 10-K
period 2018-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2019-03-18
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of common stock held by non-affiliates of the Registrant was $87.2 million. This amount is based on an average bid price of $26.25 per share for the Registrant’s stock as of such date.

As of February 28, 2019, the Registrant had 3,617,629 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 22, 2019 are incorporated by reference into Part III of this Form 10-K.

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

General

ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank (the “Bank”), which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp. (“VRFC”), a one-bank holding company for Valley Ridge Bank (“VRB”). In December 2006, VRB was consolidated into the Bank. The Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”).

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

The Bank’s primary market area lies within Kent, Muskegon, Newaygo, and Ottawa counties in Michigan in the communities where the Bank’s offices are located. The Bank serves these markets through fourteen full-service offices. The Bank opened two full-service offices in 2018. The Company and the Bank have no foreign assets or income except for foreign debt securities.

At December 31, 2018, the Company had consolidated total assets of $670.5 million, net loans of $404.4 million, total deposits of $577.0 million and total shareholders’ equity of $80.5 million. For the year ended December 31, 2018, the Company recognized consolidated net income of $7.3 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 64%, 60%, and 59% of total revenues in 2018, 2017, and 2016, respectively. Interest on securities accounted for 14%, 13%, and 13% of total revenues in 2018, 2017, and 2016, respectively. For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

Page | 3

Competition

The Bank’s competition primarily comes from other financial institutions located within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan. There are a number of larger commercial banks within the Bank’s primary market area. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions, internet banks and other financial technology companies, and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

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

Page | 4

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

In order for the Company to maintain financial holding company status, both the Company and the Bank must be categorized as “well-capitalized” and “well-managed” under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Company and the Bank were both categorized as “well-capitalized” and “well-managed” as of December 31, 2018.

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

Employees

As of February 28, 2019, the Company, the Bank and the Insurance Agency employed 174 employees, of which 141 were full-time employees. The Company, the Bank, and the Insurance Agency believe their overall relations with their employees are good.

Statistical Information

Additional statistical information describing the business of the Company appears on the following pages and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto in Item 8 of this report. The following statistical information should be read in conjunction with Management’s Discussion and Analysis of Results of Operations and Financial Condition and the Consolidated Financial Statements and notes in this report.

Page | 6

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)	2018	2017	2016

Equity securities	$2,847	$—	$—

U.S. Government and federal agency	$33,529	$35,126	$59,052
U.S. Treasury notes and bonds	1,947	1,960	4,072
State and municipal	103,928	100,048	88,973
Mortgage-backed securities	21,575	9,820	7,789
Corporate	5,102	5,151	7,041
Foreign debt securities	—	—	4,400
Equity securities	—	2,892	2,383
Trust preferred securities	500	500	500
Asset-backed securities	21	94	178
Total	$166,602	$155,591	$174,388

The Company did not hold investment securities from any one issuer at December 31, 2018, that were greater than 10% of the Company’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2018 and 2017, a schedule of maturities of securities as of December 31, 2018, and the weighted average yields of securities as of December 31, 2018:

		Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2018	2017

U.S. Government and federal agency	$16,695	$12,897	$3,937	$—	$33,529	$35,126
U.S. Treasury notes and bonds	—	1,947	—	—	1,947	1,960
State and municipal (1)	10,681	51,357	39,958	1,932	103,928	100,048
Corporate	2,493	2,609	—	—	5,102	5,151
Trust preferred securities	500	—	—	—	500	500
Asset-backed securities	21	—	—	—	21	94
Total debt securities	30,390	68,810	43,895	1,932	145,027	142,879

Mortgage-backed securities	—	12,610	8,965	—	21,575	9,820
Equity securities (2)	—	—	886	1,961	2,847	2,892
Total	$30,390	$81,420	$53,746	$3,893	$169,449	$155,591

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.20%	2.10%	2.71%	—%	2.22%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (1)	2.65	2.83	3.19	4.12	2.97
Corporate	2.02	2.66	—	—	2.35
Trust preferred securities	6.00	—	—	—	6.00
Asset-backed securities	3.07	—	—	—	3.07
Mortgage-backed securities	—	3.17	2.93	—	3.07
Equity securities (2)	—	—	4.56	—	1.05

(1) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 21% for 2018.

(2) Equity securities are preferred and common stock that may or may not have a stated maturity.

Page | 7

Loan Portfolio

The Bank’s loan portfolio categorized by loan type (excluding loans held for sale and loans to other financial institutions) is presented below for the respective years ended December 31:

(Dollars in thousands)
	2018	2017	2016	2015	2014
Agricultural	$49,109	$48,464	$44,614	$40,232	$41,098
Commercial and industrial	91,406	104,386	96,088	94,347	88,062
Consumer	24,382	24,513	21,596	20,090	20,752
Real estate - commercial	139,453	123,487	110,762	97,736	99,807
Real estate - construction	8,843	6,613	6,153	5,390	2,691
Real estate - residential	95,880	91,322	89,787	91,509	93,703
Total loans, gross	$409,073	$398,785	$369,000	$349,304	$346,113

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2018. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2018.

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$14,825	$16,071	$18,213	$49,109
Commercial and industrial	25,982	51,496	13,928	91,406
Real estate - commercial	11,976	56,407	71,070	139,453
Real estate - construction	8,462	381	—	8,843
Totals	$61,245	$124,355	$103,211	$288,811

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Sensitivity to Changes in Interest Rates
Loans with fixed interest rates	$18,173	$110,165	$85,740	$214,078
Loans with floating or adjustable interest rates	43,072	14,334	17,471	74,877
Totals	$61,245	$124,499	$103,211	$288,955

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2018	2017	2016	2015	2014
Loans accounted for on a nonaccrual basis	$1,532	$1,096	$1,983	$2,198	$3,361
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	258	229	29	58
Loans defined as “troubled debt restructurings”	2,254	2,896	2,853	3,271	3,175
Totals	$3,786	$4,250	$5,065	$5,498	$6,594

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

Page | 8

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2018	2017	2016

Interest on non-performing loans that would have been earned had the loans been in an accrual or performing status	$224	$218	$245
Interest on non-performing loans that was actually recorded when received	$122	$145	$138

Potential Problem Loans

At December 31, 2018, there were no loans not disclosed above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Specific loss allocations totaling $297,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2018. However, the entire allowance for loan losses is also available for any potential problem loans.

Loan Concentrations

As of December 31, 2018, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest-Bearing Assets

As of December 31, 2018, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Page | 9

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

(Dollars in thousands)	2018	2017	2016	2015	2014

Allowance for loan losses at beginning of year	$4,577	$4,277	$4,194	$4,173	$4,735

Charge-offs:
Agricultural	—	—	—	—	—
Commercial and industrial	58	439	37	30	1
Consumer	282	253	218	291	273
Real estate - commercial	—	—	—	—	665
Real estate - construction	—	—	—	—	—
Real estate - residential	25	43	102	140	133
Total charge-offs	365	735	357	461	1,072

Recoveries:
Agricultural	33	—	—	1	20
Commercial and industrial	107	21	31	64	119
Consumer	112	169	149	121	179
Real estate - commercial	61	258	89	47	48
Real estate - construction	—	40	—	—	—
Real estate - residential	113	62	171	149	44
Total recoveries	426	550	440	382	410

Net charge-offs (recoveries)	(61)	185	(83)	79	662

Provision for loan losses (1)	35	485	—	100	100

Allowance for loan losses at end of year	$4,673	$4,577	$4,277	$4,194	$4,173

Allowance for loan losses as a percentage of:
Total loans as of year end	1.14%	1.15%	1.16%	1.20%	1.21%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	123%	108%	84%	76%	63%
Ratio of net charge-offs during the period to average loans outstanding during the period	(0.02)%	0.05%	(0.02)%	0.02%	0.20%
Loan recoveries as a percentage of prior year’s charge-offs	58%	154%	95%	36%	19%

(1)	Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.

Page | 10

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)	2018	2017	2016	2015	2014
Agricultural	$481	$506	$433	$420	$186
Commercial and industrial	892	1,001	688	586	527
Consumer	254	262	305	297	184
Real estate - commercial	1,926	1,761	1,438	1,030	1,641
Real estate - construction	38	35	62	46	9
Real estate - residential	537	726	1,013	1,388	1,193
Unallocated	545	286	338	427	433
Total allowance	$4,673	$4,577	$4,277	$4,194	$4,173

The higher levels in the allowance allocation to commercial and industrial loans and commercial real estate loans was due to growth in these loan categories. The lower levels in the allocation to residential real estate loans was caused by lower historical charge-off levels. Changes in historical charge-off levels and environmental factors affected all loan categories.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2018.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2018	2017	2016	2015	2014
Agricultural	12%	12%	12%	12%	12%
Commercial and industrial	22	26	26	26	25
Consumer	6	6	6	6	6
Real estate - commercial	34	31	30	28	29
Real estate - construction	2	2	2	2	1
Real estate - residential	24	23	24	26	27
Total loans	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2018		2017		2016
Noninterest-bearing demand	$148,495	—%	$136,353	—%	$123,848	—%
Interest-bearing demand and money market deposits	209,542	0.33	208,049	0.18	196,662	0.13
Savings	76,102	0.02	76,107	0.02	73,118	0.03
Certificates of deposit	109,834	1.34	104,936	0.75	86,042	0.60
Total	$543,973	0.40%	$525,445	0.22%	$479,670	0.17%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2018:

(Dollars in thousands)

Maturing in less than 3 months	$17,237
Maturing in 3 to 6 months	31,617
Maturing in 6 to 12 months	15,414
Maturing in more than 12 months	12,127
Total	$76,395

At December 31, 2018, the Bank had no material foreign deposits.

Page | 11

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2018	2017	2016
Outstanding balance at December 31	$4,800	$—	$—
Average interest rate at December 31	2.80%	—%	—%
Average balance during the year	$2,174	$703	$610
Average interest rate during the year	2.31%	1.47%	0.70%
Maximum month end balance during the year	$13,000	$5,470	$4,100

Repurchase agreements include advances by Bank customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2018	2017	2016
Outstanding balance at December 31	$—	$7,148	$7,913
Average interest rate at December 31	—%	0.05%	0.05%
Average balance during the year	$1,412	$4,958	$7,762
Average interest rate during the year	0.05%	0.05%	0.05%
Maximum month end balance during the year	$7,148	$8,440	$10,539

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2018	2017	2016
Outstanding balance at December 31	$5,000	$20,000	$12,000
Average interest rate at December 31	2.57%	1.32%	0.86%
Average balance during the year	$11,752	$22,546	$25,732
Average interest rate during the year	1.92%	1.18%	0.61%
Maximum month end balance during the year	$25,000	$40,000	$45,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2018, 2017 or 2016.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2018	2017	2016
Return on assets (net income divided by average total assets)	1.15%	0.98%	1.04%

Return on equity (net income dividend by average equity)	9.55%	8.22%	8.44%

Dividend payout ratio (dividends declared per share divided by net income per share)	35.08%	37.57%	36.63%

Equity to assets ratio (average equity divided by average total assets)	12.04%	11.91%	12.30%

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

The Company’s ability to maintain its financial performance and return on investment to shareholders will depend in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing customers. In addition to other banks, competitors include credit unions, securities dealers, brokers, mortgage bankers, investment advisors, internet banks and other financial technology companies, and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in the economic environment within the state of Michigan, regulation, changes in technology and product delivery systems and consolidation among financial service providers. New competitors may emerge to increase the degree of competition for the Company’s customers and services. Financial services and products are also constantly changing. The Company’s financial performance will also depend in part upon customer demand for the Company’s products and services and the Company’s ability to develop and offer competitive financial products and services.

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

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates.

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

Page | 14

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

Page | 15

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. While we have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

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

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Company operates, as well as internet banks and other financial technology companies. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Company competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

Page | 16

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

Item 1B.	Unresolved Staff Comments

None.

Page | 17

Item 2.	Properties

The offices of the Company as of February 28, 2019, were as follows:

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

Bank’s branch office:
     590 East Division Street NE, Rockford, Michigan
     Office is owned by the Bank and comprises 4,600 square feet.

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

Bank’s branch office:
     330 Market Avenue SW, Grand Rapids, Michigan
     Office is leased by the Bank and comprises 4,800 square feet.

The Company believes that the offices are suitable and adequate for future needs and are in good condition. The Company’s management believes all offices are adequately covered by property insurance.

Page | 18

Item 3.	Legal Proceedings

As of December 31, 2018, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

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

The range of high and low bid prices for shares of common stock for each quarterly period during the past two years is as follows:

	2018		2017
	Low	High	Low	High
First Quarter	$20.41	$23.14	$20.41	$22.22
Second Quarter	22.81	26.50	20.64	22.85
Third Quarter	26.15	29.99	20.90	22.43
Fourth Quarter	24.75	27.95	20.98	22.95

The prices listed above are over-the-counter market quotations reported to ChoiceOne by its market makers. Per share amounts have been adjusted for the 5% stock dividends paid in 2017 and 2018. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2019, the average bid price for shares of ChoiceOne common stock was $24.65.

As of February 28, 2019, there were 679 shareholders of record of ChoiceOne common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2018 and 2017:

	2018	2017
First Quarter	$0.17	$0.16
Second Quarter	0.18	0.16
Third Quarter	0.18	0.16
Fourth Quarter	0.18	0.16
Total	$0.71	$0.64

Per share amounts have been adjusted for the 5% stock dividends paid in 2017 and 2018. ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2019, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

On October 24, 2018, the Company issued 867 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $19,000. The Company relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the fourth quarter of 2018.

Page | 19

Item 6.	Selected Financial Data

ChoiceOne Financial Services, Inc.
Selected Financial Data

(Dollars in thousands, except per share data)
	2018	2017	2016	2015	2014
For the year
Net interest income	$22,064	$20,563	$19,343	$18,362	$17,863
Provision for loan losses	35	485	—	100	100
Noninterest income	6,920	7,811	7,881	7,702	6,802
Noninterest expense	20,461	19,334	18,972	18,276	16,794
Income before income taxes	8,488	8,555	8,252	7,688	7,771
Income tax expense	1,155	2,387	2,162	1,945	2,076
Net income	7,333	6,168	6,090	5,743	5,695
Cash dividends declared	2,572	2,317	2,231	2,170	1,945

Per share *
Basic earnings	$2.03	$1.70	$1.68	$1.59	$1.57
Diluted earnings	2.02	1.70	1.68	1.58	1.56
Cash dividends declared	0.71	0.64	0.62	0.60	0.53
Shareholders’ equity (at year end)	22.25	21.14	19.73	19.22	18.21

Average for the year
Securities	$170,461	$177,125	$173,119	$152,361	$142,361
Gross loans	404,494	388,609	357,880	342,382	330,355
Deposits	543,973	525,445	479,670	443,972	422,737
Federal Home Loan Bank advances	12,002	22,830	26,049	19,989	14,555
Shareholders’ equity	76,801	75,026	72,134	68,439	64,143
Assets	637,790	629,748	586,299	551,762	526,669

At year end
Securities	$173,016	$159,158	$177,955	$163,323	$145,706
Gross loans	409,073	398,785	369,000	349,304	346,113
Deposits	577,015	539,853	512,386	474,696	434,828
Federal Home Loan Bank advances	5,233	20,268	12,301	11,332	18,363
Shareholders’ equity	80,477	76,550	71,698	69,842	66,190
Assets	670,544	646,544	607,371	567,746	549,640

Selected financial ratios
Return on average assets	1.15%	0.98%	1.04%	1.04%	1.08%
Return on average shareholders’ equity	9.55	8.22	8.44	8.39	8.88
Cash dividend payout as a percentage of net income	35.08	37.57	36.63	37.79	34.15
Shareholders’ equity to assets (at year end)	12.00	11.84	11.80	12.30	12.04

* Per share amounts have been adjusted for the 5% stock dividends paid in 2017 and 2018.

Page | 20

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne, and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

RESULTS OF OPERATIONS

Summary
Net income for 2018 was $7,333,000, which represented an increase of $1,165,000 or 19% from 2017. Growth in net income resulted primarily from an increase in net interest income in 2018 compared to 2017, a reduction of tax expense related to the Tax Cut and Jobs Act along with a decline in the provision for loan losses. This impact was partially offset by a reduction in noninterest income and growth in noninterest expense in 2018 compared to the prior year. The benefit of $7.3 million of growth in average earning assets in 2018 compared to 2017 was aided by an 11 basis point increase in ChoiceOne’s net interest spread. Net loan recoveries of $61,000 in 2018 allowed ChoiceOne to take a minimal provision for loan losses, compared to net charge-offs of $185,000 in 2017 which necessitated provision expense of $485,000. A decline in noninterest income of $891,000 in 2018 compared to 2017 was primarily due to a nonrecurring gain of $908,000 on the sale of a portion of ChoiceOne’s investment book of business that occurred in the fourth quarter of 2017. The increase of $1,127,000 in noninterest expense in 2018 compared to the prior year was primarily caused by higher salaries and benefits expense and other noninterest expense.

Net income for 2017 was $6,168,000, which represented a $78,000 or 1% increase from 2016. The growth in net income resulted primarily from an increase in interest income in 2017 compared to 2016, which was partially offset by a higher provision for loan losses and higher noninterest expense. The effect of $39.8 million of growth in average earning assets in 2017 compared to 2016 was partially offset by a 5 basis point decrease in the rate earned on average earning assets. A combination of an increase in net charge-offs in 2017 compared to the prior year and loan growth in 2017 caused ChoiceOne to add $485,000 in expense for provision for loan losses in 2017 compared to no provision in 2016. ChoiceOne had $185,000 in net loan charge-offs in 2017, compared to net loan recoveries of $83,000 in 2016. A decline in noninterest income of $70,000 in 2017 compared to 2016 was mainly caused by a decrease in gains on sales of loans and net losses on sales of securities in 2017 in contrast to net gains recognized in 2016. This was also offset by a $908,000 gain on the sale of a portion of ChoiceOne’s investment book of business discussed further in the non-interest income section below. The increase of $362,000 in noninterest expense in 2017 compared to the prior year was primarily due to higher salaries and benefits expense as well as increased occupancy expense and professional fees.

Dividends
Cash dividends of $2,572,000 or $0.71 per common share were declared in 2018, compared to $2,317,000 or $0.64 per common share in 2017 and $2,231,000 or $0.62 per common share in 2016. The dividend yield on ChoiceOne’s common stock was 2.84% as of the end of 2018, compared to 2.86% in both 2017 and 2016. The cash dividend payout as a percentage of net income was 35% in 2018, compared to 38% in 2017 and 37% in 2016. In addition, a 5% stock dividend was paid on May 31, 2018, which caused $4,335,000 to be transferred from retained earnings to paid-in capital. A 5% stock dividend was also paid on May 31, 2017 and produced a transfer of $3,779,000 from retained earnings to paid-in capital.

Page | 21

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year ended December 31,
	2018			2017			2016
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (2)	$404,494	$20,038	4.95%	$388,609	$17,974	4.63%	$357,880	$16,518	4.62%
Taxable securities (3)	114,570	2,896	2.53	122,150	2,371	1.94	118,787	2,171	1.83
Nontaxable securities (1)	55,891	1,858	3.32	54,975	2,142	3.90	54,332	2,190	4.03
Other	7,504	131	1.74	9,465	102	1.08	4,231	21	0.49
Interest-earning assets	582,459	24,923	4.28	575,199	22,589	3.93	535,230	20,900	3.91
Noninterest-earning assets (4)	55,331			54,549			51,069
Total assets	$637,790			$629,748			$586,299

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$209,542	$688	0.33%	$208,049	$385	0.18%	$196,662	$253	0.13%
Savings deposits	76,102	17	0.02	76,107	14	0.02	73,118	20	0.03
Certificates of deposit	109,834	1,470	1.34	104,936	790	0.75	86,042	517	0.60
Advances from Federal Home Loan Bank	12,002	235	1.96	22,830	276	1.21	26,049	171	0.66
Other	3,586	51	1.42	5,661	13	0.23	8,372	8	0.10
Interest-bearing liabilities	411,066	2,461	0.60	417,583	1,478	0.36	390,243	969	0.25
Demand deposits	148,495			136,353			123,848
Other noninterest-bearing liabilities	1,428			786			74
Total liabilities	560,989			554,722			514,165
Shareholders’ equity	76,801			75,026			72,134
Total liabilities and shareholders’ equity	$637,790			$629,748			$586,299

Net interest income (tax-equivalent basis)- interest spread		22,462	3.68%		21,111	3.57%		19,931	3.66%
Tax-equivalent adjustment (1)		(398)			(548)			(588)
Net interest income		$22,064			$20,563			$19,343
Net interest income as a percentage of earning assets (tax-equivalent basis)			3.86%			3.67%			3.72%

(1)	Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21% for 2018 and 34% for 2017 and 2016.

(2)	Interest on loans included net origination fees charged on loans of approximately $1,087,000, $1,003,000, and $1,054,000 in 2018, 2017, and 2016, respectively.

(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.

(4)	Noninterest-earning assets include loans in nonaccrual status, which averaged approximately $1,266,000, $1,486,000, and $2,416,000 in 2018, 2017, and 2016, respectively.

Page | 22

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year ended December 31,
(Dollars in thousands)	2018 Over 2017			2017 Over 2016
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$2,064	$754	$1,310	$1,456	$1,421	$35
Taxable securities	525	(155)	680	200	63	137
Nontaxable securities (2)	(284)	35	(319)	(48)	26	(74)
Other	29	(24)	53	81	41	40
Net change in interest income	2,334	610	1,724	1,689	1,551	138

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	303	3	300	132	16	116
Savings deposits	3	—	3	(6)	1	(7)
Certificates of deposit	680	39	641	273	127	146
Advances from Federal Home Loan Bank	(41)	(165)	124	105	(23)	128
Other	38	(7)	45	5	(4)	9
Net change in interest expense	983	(130)	1,113	509	117	392
Net change in tax-equivalent net interest income	$1,351	$740	$611	$1,180	$1,434	$(254)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2018 and 34% for 2017 and 2016.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $398,000, $548,000 and $588,000 for the years ended 2018, 2017 and 2016, respectively. These adjustments were computed using a 21% federal income tax rate in 2018 and a 34% federal income tax rate in 2017 and 2016.

Tax-equivalent net interest income increased $1,351,000 in 2018 compared to 2017. The increase was attributed to an increase of $6.7 million in interest-earning assets and 11 basis points of growth in ChoiceOne’s net interest spread. The increase in the net interest spread resulted from growth of 35 basis points in the average rate on interest-earning assets, while the average rate on interest-bearing liabilities increased 24 basis points.

The average balance of loans increased $15.9 million in 2018 compared to 2017. Most of the increase resulted from growth of $14.0 million in commercial real estate loans. Growth in the average balance of consumer loans and residential real estate loans was largely offset by declines in the average balance of agricultural and commercial and industrial loans in 2018 compared to the prior year. In addition to the average balance growth, the average rate earned on loans increased 32 basis points in 2018 compared to 2017 as a result of higher general market interest rates and higher rates charged on new loan originations. Tax-equivalent interest income on loans increased $2.1 million in 2018 compared to the prior year. A decrease in the average balance of total securities of $6.7 million in 2018 compared to 2017 was primarily due to the sale of $35 million of securities in the fourth quarter of 2017. The lower average balance of securities was more than offset by higher average interest rates earned, which caused interest income from securities to grow $242,000 in 2018 compared to the prior year.

Increases in general market interest rates in 2018 compared to 2017 caused the average rate paid to be higher for all interest-bearing liability categories, except for savings deposits. The average balance of interest-bearing demand deposits increased $1.5 million in 2018 compared to 2017. The effect of this increase and a 15 basis point increase in the average rate paid caused interest expense to be $303,000 higher in 2018 than in the prior year. The average balance of certificates of deposit was $4.9 million higher in 2018 than in 2017. Growth in the average balance plus the impact of a 59 basis point increase in the average rate paid caused interest expense to grow $680,000. A $10.8 million decline in the average balance of Federal Home Loan Bank advances, partially offset by a 75 basis point increase in the average rate paid, caused interest expense to decrease $41,000 in 2018 compared to the prior year. Although the average balance of other interest-bearing liabilities was $2.1 million lower in 2018 than in 2017, an increase of 119 basis points caused interest expense to grow by $38,000.

Page | 23

ChoiceOne’s tax-equivalent net interest income spread was 3.68% in 2018 and 3.57% in 2017. The increase in the net interest income spread resulted from a higher level of growth in the average rate earned on interest-earning assets than the rate paid on interest-bearing liabilities.

Tax-equivalent net interest income increased $1,180,000 in 2017 compared to 2016. The increase was attributed to an increase of $40.0 million in interest-earning assets, which was partially offset by a 2 basis point increase in the rate earned on these assets and an 11 basis point increase in interest bearing liabilities. ChoiceOne’s net interest spread declined 9 basis points in 2017 compared to 2016.

The average balance of loans increased $30.7 million in 2017 compared to 2016. Most of the increase resulted from growth of $12.7 million in commercial real estate loans and $8.3 million of commercial and industrial loans. This growth in combination with a 1 basis point increase in the average rate earned on loans caused tax-equivalent interest income on loans to increase $1.5 million in 2017 compared to the prior year. The average balance of total securities increased by $4.0 million in 2017 compared to 2016 as securities were purchased to provide earning assets growth. Interest income from securities increased $152,000 in 2017 compared to the prior year.

The average balance of interest-bearing demand deposits increased $11.4 million in 2017 compared to 2016. The effect of this increase and a 5 basis point increase in the average rate paid caused interest expense to be $132,000 higher in 2017 than in the prior year. The effect of the $3.0 million increase in average savings deposits was partially offset by a 1 basis point decline in the average rate paid. The average balance of certificates of deposit was $18.9 million higher in 2017 than in the prior year. The average balance increase plus the impact of a 15 basis point increase in the average rate paid caused interest expense to grow $273,000. A $3.2 million decline in the average balance of Federal Home Loan Bank advances, partially offset by a 55 basis point increase in the average rate paid, caused interest expense to increase $105,000 in 2017 compared to the prior year.

ChoiceOne’s tax-equivalent net interest income spread was 3.57% for 2017 and 3.66% for 2016. The decline in the net interest income spread resulted from the average rate paid on interest-bearing liabilities increased more in 2017 than the average rate earned on interest-earning assets.

Page | 24

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of year	$4,577	$4,277	$4,194	$4,173	$4,735
Charge-offs:
Agricultural	—	—	—	—	—
Commercial and industrial	58	439	37	30	1
Real estate - commercial	—	—	—	—	665
Real estate - construction	—	—	—	—	—
Real estate - residential	25	43	102	140	133
Consumer	282	253	218	291	273
Total	365	735	357	461	1,072

Recoveries:
Agricultural	33	—	—	1	20
Commercial and industrial	107	21	31	64	119
Real estate - commercial	61	258	89	47	48
Real estate - construction	—	40	—	—	—
Real estate - residential	113	62	171	149	44
Consumer	112	169	149	121	179
Total	426	550	440	382	410

Net charge-offs (recoveries)	(61)	185	(83)	79	662

Provision for loan losses	35	485	—	100	100

Allowance for loan losses at end of year	$4,673	$4,577	$4,277	$4,194	$4,173

Allowance for loan losses as a percentage of:
Total loans as of year end	1.14%	1.15%	1.16%	1.20%	1.21%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	123%	108%	84%	76%	63%
Ratio of net charge-offs (recoveries) to average total loans outstanding during the year	(0.02)%	0.05%	(0.02)%	0.02%	0.20%
Loan recoveries as a percentage of prior year’s charge-offs	58%	154%	95%	36%	19%

The provision for loan losses was $35,000 in 2018 compared to $485,000 in 2017. The reduction was primarily due to net loan recoveries of $61,000 in 2018, compared to net loan charge-offs of $185,000 in the prior year. The provision was also impacted by a lower level of loan growth in 2018 compared to 2017. The allowance for loan losses as a percentage of total loans decreased slightly from 1.15% as of the end of 2017 to 1.14% as of the end of 2018. The coverage ratio of the allowance for loan losses to nonperforming loans increased from 108% as of December 31, 2017 to 123% as of December 31, 2018. ChoiceOne had $297,000 of specific allowance allocations for problem loans as of the end of 2018, compared to $302,000 as of the prior year end. Special allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2018 and 2017 were reasonable based on the circumstances surrounding each particular borrower.

Page | 25

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2018	2017	2016	2015	2014
Agricultural	$481	$506	$433	$420	$186
Commercial and industrial	892	1,001	688	586	527
Real estate - commercial	1,926	1,761	1,438	1,030	1,641
Real estate - construction	38	35	62	46	9
Real estate - residential	537	726	1,013	1,388	1,193
Consumer	254	262	305	297	184
Unallocated	545	286	338	427	433
Total allowance for loan losses	$4,673	$4,577	$4,277	$4,194	$4,173

The decrease in the allowance allocation to commercial and industrial loans was due to a 12% decline in the balance in this loan category in 2018. The increase in the allocation to commercial real estate loans was caused by 13% growth in the balance in this loan category during the year. The reduction in the allocation to residential real estate loans resulted from lower historical charge-off levels in 2018 than in the last four years. Changes in historical charge-off levels and environmental factors affected all loan categories.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2018 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income decreased $891,000 in 2018 compared to 2017. Customer service charges increased $391,000 in 2018 compared to the prior year due to higher overdraft fees, checking account service charges, and debit card fees. Insurance and investment commissions were $491,000 lower and the gain on sale of investment book of business was $908,000 lower in 2018 than in 2017 as a result of the sale of a majority of ChoiceOne’s investment book of business in the fourth quarter of 2017. Gains on sales of loans declined $262,000 in 2018 compared to the prior year as higher interest rates for residential real estate loans and a low inventory of homes for sale in ChoiceOne’s market areas has reduced the level of residential mortgage originations. The $314,000 improvement in net gains on sales of securities in 2018 compared to 2017 was caused by ChoiceOne’s sale of securities for a loss in the fourth quarter of 2017.

Total noninterest income decreased $70,000 in 2017 compared to 2016. Customer service charges increased $79,000 in 2017 due to higher overdraft and debit card fees. Gains on loan sales declined $483,000 in 2017 compared to 2016 as mortgage sales volume was lower in 2017 than in 2016. This was primarily due to higher interest rates and a relatively low inventory of homes available for sale in ChoiceOne’s primary markets. The large decline in gain on sales of securities was due to ChoiceOne’s decision in the fourth quarter of 2017 to sell securities to support the funding of loan growth and decrease the bank’s dependence on wholesale borrowings due to increases in interest rates. As a result, ChoiceOne sold approximately $35 million in securities and recorded a loss in the fourth quarter of 2017 of $457,000 on the sale. The decision was accretive to income in 2018 and recognizing the losses during 2017 resulted in beneficial tax treatment. A gain of $908,000 was recognized upon the sale of a portion of ChoiceOne’s investment book of business during the fourth quarter of 2017. This sale was the primary reason for the decrease in insurance and investment commissions from 2016 to 2017. The increase in other noninterest income from 2016 to 2017 was primarily due to a $61,000 improvement in income from ChoiceOne’s investment in a title insurance agency.

Noninterest Expense

Total noninterest expense increased $1,127,000 in 2018 compared to 2017. Salaries and benefits expense grew $748,000 due to higher costs related to salaries and health insurance, the impact of which was partially offset by lower commission expense as a result of the sale of the majority of the investment book of business in 2017. Part of the salaries increase was caused by staffing for ChoiceOne’s two new offices that opened in 2018. A decline of $174,000 in occupancy and equipment expense resulted from lower equipment depreciation in 2018 than in 2017. Professional fees increased $183,000 in 2018 compared to the prior year as a result of higher external and internal audit costs connected with new audit requirements for ChoiceOne’s internal controls over financial reporting in 2018 and higher consulting costs. Other noninterest expense was $440,000 higher in 2018 than in the prior year. Higher loan related costs, expenses connected to low income housing tax credits, and general growth in operating expenses contributed to the growth.

Page | 26

Total noninterest expense increased $362,000 in 2017 compared to 2016. Salaries and benefits increased $267,000 in 2017 compared to the prior year due to higher costs related to salaries, stock-based compensation, and health insurance. Occupancy and equipment expense grew $308,000 in 2017 compared to the prior year primarily as a result of costs related to remodeling expenses to ChoiceOne’s headquarters in Sparta, Michigan which was completed in 2017. Expense was also affected by a full year’s cost of two new ATM locations that were added during 2016. Professional fees increased $231,000 in 2017 compared to 2016 due in part to higher legal fees related to the sale of the investment book of business and costs associated with the search, purchase, and branch application process on two additional branches that opened in 2018. Intangible amortization expense was $0 in 2017 as the related intangible assets were fully amortized by the end of 2016. The decrease in other noninterest expense in 2017 compared to the prior year was caused in part by lower recruiting expense and declines in various other operating expenses.

Income Taxes

Income tax expense was $1,233,000 less in 2018 than in 2017. The reduction was principally caused by the effect of the Tax Cut and Jobs Act passed in December 2017, which reduced ChoiceOne’s federal tax rate from 34% to 21%. The effective tax rate was 14% in 2018, compared to 28% in 2017 and 26% in 2016. Income tax expense increased $225,000 in 2017 compared to 2016. The increase was due in part to an adjustment of ChoiceOne’s deferred tax asset at the end of 2017 for the lower corporate tax rate effective in 2018.

Financial Condition

Summary
Total assets were $670.5 million as of December 31, 2018, which represented an increase of $24.0 million or 3.7% from the end of 2017. Cash and due from banks declined $17.2 million and investment securities grew $13.9 million in 2018 as excess funds were redeployed into the purchase of securities. Loans to other financial institutions grew $13.8 million as ChoiceOne experienced a higher level of volume in this asset category. Net loans increased $10.2 million in 2018, with most of the increase occurring in commercial real estate loans. Growth of $3.0 million in premises and equipment occurred primarily as a result of ChoiceOne’s two offices opened in 2018. Total deposits increased $37.2 million in 2018 due to growth in checking deposits and certificates of deposit.

Securities

The Bank’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2018	2017
Equity securities	$2,847	$—

Available for Sale Securities
U.S. Government and federal agency	$33,529	$35,126
U.S. Treasury notes and bonds	1,947	1,960
State and municipal	103,928	100,048
Mortgage-backed	21,575	9,820
Corporate	5,102	5,151
Equity securities	—	2,892
Trust preferred securities	500	500
Asset-backed securities	21	94
Total	$166,602	$155,591

The table above reflects the reclassification of equity securities due to ChoiceOne’s implementation of Accounting Standard 2016-01 effective January 1, 2018.

Total investment securities increased $13.9 million from December 31, 2017 to December 31, 2018. Approximately $31.5 million of securities were purchased in 2018, a part of which was funded by excess funds existing at the end of 2017. Securities totaling $10.1 million were called or matured in 2018. Principal payments for municipal and mortgage-backed securities totaling $3.3 million were received during 2018. Approximately $2.7 million of securities were sold during the year for net gains of $34,000. The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent.

Equity securities included a money market preferred security (MMP) of $0.9 million and common stock of $1.9 million as of December 31, 2018. As of December 31, 2017, equity securities included an MMP of $1.0 million, and common stock of $1.9 million.

Page | 27

Loans

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2018	2017
Agricultural	$49,109	$48,464
Commercial and industrial	91,406	104,386
Consumer	24,382	24,513
Real estate - commercial	139,453	123,487
Real estate - construction	8,843	6,613
Real estate - residential	95,880	91,322
Total loans	$409,073	$398,785

The loan portfolio (excluding loans held for sale and loans to other financial institutions) increased $10.3 million from December 31, 2017 to December 31, 2018. Economic factors in ChoiceOne’s market areas are continuing to improve in most industry sectors. Growth in commercial real estate loans resulted from calling efforts by ChoiceOne’s loan officers in existing and new markets. The decline in commercial and industrial loans was caused by paydowns of both portfolio and participation loans as well as less usage of lines of credits in 2018 compared to the prior year. The increase in residential real estate loans was primarily due to growth in home equity loans in 2018.

The Bank entered into an agreement at the beginning of 2017 to provide a line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. The balance of the line of credit was $20.6 million as of December 31, 2018 and $6.8 million as of December 31, 2017.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2018	2017
Loans accounted for on a nonaccrual basis	$1,532	$1,096
Loans contractually past due 90 days or more as to principal or interest payments	—	258
Loans considered troubled debt restructurings which are not included above	2,254	2,896
Total	$3,786	$4,250

Nonaccrual loans included $393,000 in agricultural loans, $62,000 in consumer loans, $123,000 in commercial real estate loans, and $954,000 in residential real estate loans as of December 31, 2018. Nonaccrual loans included $423,000 in agricultural loans, $222,000 in commercial and industrial loans, $15,000 in consumer loans, and $436,000 in residential real estate loans as of December 31, 2017. The primary reason for the increase in nonaccrual loans in 2018 was the movement of a number of smaller residential real estate loans into nonaccrual status during the year. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $19,000 in commercial and industrial loans, $14,000 in consumer loans, $500,000 in commercial real estate loans, and $1,721,000 in residential real estate loans at December 31, 2018, compared to $24,000 in commercial and industrial loans, $556,000 in commercial real estate loans, $17,000 in consumer loans, and $2,299,000 in residential real estate loans at December 31, 2017.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $1.8 million as of December 31, 2018, compared to $3.6 million as of December 31, 2017.

Page | 28

Deposits and Other Funding Sources

The Bank’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2018	2017
Noninterest-bearing demand deposits	$153,542	$151,462
Interest-bearing demand deposits	135,425	126,363
Money market deposits	86,720	94,178
Savings deposits	75,615	75,080
Local certificates of deposit	91,343	82,598
Brokered certificates of deposit	34,370	10,172
Total deposits	$577,015	$539,853

Total deposits increased $37.2 million from December 31, 2017 to December 31, 2018. Noninterest-bearing and interest-bearing demand deposits grew a total of $11.1 million as the Bank’s depositors valued the liquidity available in this deposit category. The $7.5 million decline in money market deposits was primarily due to transfers to the demand deposit and local certificates of deposit categories. Higher rates paid on local certificates of deposit in 2018 compared to 2017 as a result of rising general market interest rates helped to generate depositor interest in this category and contributed to the $8.7 million of growth during 2018. Brokered certificates of deposit increased $24.2 million in 2018 as they were used to help fund earning asset growth and replaced Federal Home Loan Bank advances that carried higher interest rates.

Federal funds purchased increased $4.8 million from December 31, 2017 to December 31, 2018 as overnight funding was used to meet short-term funding needs. A decline of $7.1 million in the balance of securities sold under agreements to repurchase was primarily due to transfers into deposit accounts offered by the Bank. Federal Home Loan Bank advances declined $15.0 million in 2018 as interest rates for brokered certificates of deposit were lower than comparable advances. A blanket collateral agreement covering agricultural real estate loans and residential real estate loans was pledged against all outstanding advances at the end of 2018. Approximately $45.5 million of additional advances were available as of December 31, 2018 based on the collateral pledged.

In 2019, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders’ equity increased $3.9 million from December 31, 2017 to December 31, 2018. The growth in equity resulted from the retention of earnings in 2018 as net income exceeded dividends paid by $4.8 million. Accumulated other comprehensive income decreased by $1.0 million in 2018 principally as a result of available for sale securities moving from a net unrealized gain at the end of 2017 to a net unrealized loss as of the end of 2018. Market rate changes drove the shift to a loss position; however, none of the losses were considered to be other than temporary in nature as of the end of 2018.

Note 20 to the consolidated financial statements presents regulatory capital information for the Bank at the end of 2018 and 2017. Management will monitor these capital ratios during 2019 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered “well capitalized” by regulatory guidelines. At December 31, 2018, the Bank was categorized as “well-capitalized.” On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III. This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer. It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures. Banks were required to transition into the new rule beginning on January 1, 2015. A 2.5% capital conservation buffer will be phased in over a period of four years beginning in 2016. Based on ChoiceOne’s capital levels and balance sheet composition at December 31, 2018, management believes implementation of the new rule will have no material impact on ChoiceOne’s capital needs.

Page | 29

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2018:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$125,713	$99,281	$19,232	$7,200	$—
Advances from Federal Home Loan Bank	5,233	5,036	75	82	40
Operating leases	939	119	246	256	318
Other obligations	595	110	190	141	154
Total	$132,480	$104,546	$19,743	$7,679	$512

Liquidity and Interest Rate Risk

Net cash from operating activities was $10.0 million in 2018 compared to $8.1 million in 2017. Net cash used in investing activities was $43.9 million in 2018 compared to $18.3 million in 2017. The increase was caused by lower proceeds from sales of securities in 2018 compared to 2017, which was partially offset by lower net securities purchases and a lower level of loan growth. Net cash flows from financing activities were $16.8 million in 2018 compared to $32.2 million in the prior year. The primary reason for the decline was net payments on Federal Home Loan Bank advances in 2018, in contrast to 2017 when net proceeds were received.

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

Management believes that the current level of liquidity is sufficient to meet the Bank’s normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at correspondent banks. As of December 31, 2018, the amount of federal funds available for purchase from the Bank’s correspondent banks totaled approximately $58.5 million. ChoiceOne’s federal funds purchased balance was $4.8 million as of December 31, 2018 and $0 as of December 31, 2017. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $67.4 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $45.5 million of borrowing capacity was available from the FHLB based on agricultural real estate loans and residential real estate loans pledged as collateral at the end of 2018. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

Critical Accounting Policies And Estimates

Management’s discussion and analysis of results of operations and financial condition as well as disclosures found elsewhere in this report are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the market value of securities, the amount of the allowance for loan losses, loan servicing rights, carrying value of goodwill, and income taxes. Actual results could differ from those estimates.

Securities

Debt securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs, credit rating changes, or other factors. Debt securities classified as available for sale are reported at their fair value with changes flowing through other comprehensive income. Declines in the fair value of securities below their cost that are considered to be “other than temporary” are recorded as losses in the income statement. In estimating whether a fair value decline is considered to be “other than temporary,” management considers the length of time and extent that the security’s fair value has been less than its carrying value, the financial condition and near-term prospects of the issuer, and the Bank’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Page | 30

Market values for securities available for sale are obtained from outside sources and applied to individual securities within the portfolio. The difference between the amortized cost and the fair value of securities is recorded as a valuation adjustment and reported net of tax effect in other comprehensive income.

Effective January 1, 2018, equity securities are reported at their fair value with changes in market value flowing through net income. Prior to 2018, equity securities were accounting for in a manner similar to available for sale debt securities.

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

Management performed a qualitative assessment of goodwill as of September 30, 2018. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared. Average deal prices in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the last quantitative assessment of goodwill in 2016. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it was more likely than not that the fair value of ChoiceOne’s equity exceeded the carrying value at the assessment date and there was no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2018, management determined that no valuation allowance was necessary.

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2018
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$2,847	$—	$—	$—	$2,847
Securities available for sale	14,475	13,224	87,382	51,519	166,602
Federal Home Loan Bank stock	1,994	—	—	—	1,994
Federal Reserve Bank stock	—	—	—	1,573	1,573
Loans held for sale	831	—	—	—	831
Loans to other financial institutions	20,644	—	—	—	20,644
Loans	116,606	85,658	173,596	33,213	409,073
Cash surrender value of life insurance policies	—	—	—	14,899	14,899
Rate-sensitive assets	$157,397	$98,882	$260,978	$101,204	$618,461

Liabilities
Interest-bearing demand deposits	$135,425	$—	$—	$—	$135,425
Money market deposits	86,720	—	—	—	86,720
Savings deposits	75,615	—	—	—	75,615
Certificates of deposit	38,570	60,715	26,391	37	125,713
Federal funds purchased	4,800	—	—	—	4,800
Advances from FHLB	5,009	27	157	40	5,233
Rate-sensitive liabilities	$346,139	$60,742	$26,548	$77	$433,506
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(188,742)	$38,140	$234,430	$101,127	$184,955
Cumulative asset (liability) gap	$(188,742)	$(150,602)	$83,828	$184,955

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 63% at December 31, 2018, compared to 63% at December 31, 2017. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2019. As interest rates change during 2019, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2018, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Page | 32

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2018 and 2017:

Table 6 – Sensitivity to Changes in Interest Rates

	2018
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$23,929	2%	$162,529	-4%
300 basis point rise	23,884	1%	165,869	-2%
200 basis point rise	23,794	1%	167,245	-1%
100 basis point rise	23,669	1%	169,173	—%
Base rate scenario	23,534	—%	168,501	—%
100 basis point decline	22,769	-3%	156,542	-7%
200 basis point decline	21,316	-9%	135,114	-20%
300 basis point decline	20,392	-13%	113,880	-32%
400 basis point decline	19,959	-15%	114,152	-32%

	2017
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$23,742	6%	$176,632	9%
300 basis point rise	23,409	5%	174,281	8%
200 basis point rise	23,064	3%	171,240	6%
100 basis point rise	22,704	2%	167,423	4%
Base rate scenario	22,336	—%	161,760	—%
100 basis point decline	20,987	-6%	145,174	-10%
200 basis point decline	19,769	-11%	122,923	-24%
300 basis point decline	19,206	-14%	109,403	-32%
400 basis point decline	18,805	-16%	108,928	-33%

As of December 31, 2018, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and 200 basis points scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 300 and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. As of December 31, 2017, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 basis points scenario for the market value of shareholders’ equity. The Bank’s percent change in the 200, 300, and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Page | 33

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2018 and 2017, the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report on Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2006.

Auburn Hills, Michigan

March 15, 2019

Page | 34

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2018	2017
Assets
Cash and due from banks	$19,690	$36,837

Equity securities at fair value (Note 2)	2,847	—
Securities available for sale (Note 2)	166,602	155,591
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573
Loans held for sale	831	1,721
Loans to other financial institutions	20,644	6,802
Loans (Note 3)	409,073	398,785
Allowance for loan losses (Note 3)	(4,673)	(4,577)
Loans, net	404,400	394,208

Premises and equipment, net (Note 5)	15,879	12,855
Other real estate owned, net (Note 7)	102	106
Cash value of life insurance policies	14,899	14,514
Goodwill (Note 6)	13,728	13,728
Other assets	7,355	6,615
Total assets	$670,544	$646,544

Liabilities
Deposits – noninterest-bearing (Note 8)	$153,542	$151,462
Deposits – interest-bearing (Note 8)	423,473	388,391
Total deposits	577,015	539,853

Federal funds purchased	4,800	—
Repurchase agreements (Note 9)	—	7,148
Advances from Federal Home Loan Bank (Note 10)	5,233	20,268
Other liabilities (Notes 11 and 13)	3,019	2,725
Total liabilities	590,067	569,994

Shareholders’ Equity (Note 20)
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 7,000,000; shares outstanding: 3,616,483 in 2018 and 3,448,569 in 2017 (Note 14)	54,523	50,290
Retained earnings	26,686	26,023
Accumulated other comprehensive income (loss), net	(732)	237
Total shareholders’ equity	80,477	76,550
Total liabilities and shareholders’ equity	$670,544	$646,544

See accompanying notes to consolidated financial statements.

Page | 35

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2018	2017	2016
Interest income
Loans, including fees	$20,033	$17,964	$16,507
Securities:
Taxable	2,896	2,556	2,334
Tax exempt	1,465	1,419	1,450
Other	131	102	21
Total interest income	24,525	22,041	20,312

Interest expense
Deposits	2,175	1,189	790
Advances from Federal Home Loan Bank	235	276	171
Other	51	13	8
Total interest expense	2,461	1,478	969

Net interest income	22,064	20,563	19,343
Provision for loan losses (Note 3)	35	485	—
Net interest income after provision for loan losses	22,029	20,078	19,343

Noninterest income
Customer service charges	4,525	4,135	4,056
Insurance and investment commissions	335	826	1,009
Gains on sales of loans (Note 4)	1,003	1,265	1,748
Net gains/(losses) on sales of securities (Note 2)	34	(280)	312
Net gains/(losses) on sales and write-downs of other assets (Note 7)	83	26	(41)
Earnings on life insurance policies	385	398	356
Change in market value of equity securities	71	—	—
Gain on sale of investment book of business	—	908	—
Other	484	533	441
Total noninterest income	6,920	7,811	7,881

Noninterest expense
Salaries and benefits (Notes 13 and 14)	10,997	10,249	9,982
Occupancy and equipment (Note 5)	2,722	2,896	2,588
Data processing	2,205	2,279	2,273
Professional fees	1,349	1,166	935
Supplies and postage	408	399	385
Advertising and promotional	308	298	222
Intangible amortization (Note 6)	—	—	379
FDIC insurance	185	200	238
Other	2,287	1,847	1,970
Total noninterest expense	20,461	19,334	18,972

Income before income tax	8,488	8,555	8,252
Income tax expense (Note 11)	1,155	2,387	2,162

Net income	$7,333	$6,168	$6,090

Basic earnings per share (Note 15)	$2.03	$1.70	$1.68
Diluted earnings per share (Note 15)	$2.02	$1.70	$1.68
Dividends declared per share	$0.71	$0.64	$0.62

See accompanying notes to consolidated financial statements.

Per share amounts have been adjusted for the 5% stock dividend paid in 2017 and 2018.

Page | 36

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years ended December 31,
	2018	2017	2016
Net income	$7,333	$6,168	$6,090

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $(196), $324, and $(812) for the years ended December 31, 2018, 2017, and 2016, respectively	(737)	628	(1,573)

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $(7), $95, and $(106) for the years ended December 31, 2018, 2017, and 2016, respectively	(27)	185	(206)

Change in adjustment for postretirement benefits, net of tax expense (benefit) of $10, $(9), and $(12) for the years ended December 31, 2018, 2017, and 2016, respectively	39	(17)	(22)

Other comprehensive income (loss), net of tax	(725)	796	(1,801)

Comprehensive income	$6,608	$6,964	$4,289

See accompanying notes to consolidated financial statements.

Page | 37

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Total

Balance, January 1, 2016	3,295,228	$46,501	$22,138	$1,203	$69,842

Net income			6,090		6,090
Other comprehensive loss				(1,801)	(1,801)
Shares issued	8,460	173			173
Shares repurchased	(35,000)	(794)			(794)
Termination of ESOP repurchase obligation		127			127
Effect of employee stock purchases		13			13
Stock compensation shares issued	9,256				—
Stock compensation expense		279			279
Cash dividends declared ($0.62 per share) (1)(2)			(2,231)		(2,231)

Balance, December 31, 2016	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			6,168		6,168
Other comprehensive income				796	796
Shares issued	8,776	149			149
Shares repurchased	(8,800)	(203)			(203)
Effect of employee stock purchases		13			13
Stock options exercised and issued (3)	1,463	13			13
Stock-based compensation expense		240			240
Restricted stock units issued	5,197				—
Stock dividend declared (5%)	163,989	3,779	(3,786)		(7)
Effect of tax law change on other comprehensive income			(39)	39	—
Cash dividends declared ($0.64 per share) (1)(2)			(2,317)		(2,317)

Balance, December 31, 2017	3,448,569	$50,290	$26,023	$237	$76,550

Net income			7,333		7,333
Other comprehensive loss				(725)	(725)
Shares issued	7,904	126			126
Shares repurchased	(20,628)	(523)			(523)
Effect of employee stock purchases		13			13
Stock options exercised and issued (3)	1,241				—
Stock-based compensation expense		282			282
Restricted stock units issued	7,303				—
Adoption effect of ASU 2016-01 (4)			244	(244)	—
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.71 per share) (2)			(2,572)		(2,572)

Balance, December 31, 2018	3,616,483	$54,523	$26,686	$(732)	$80,477

(1) Adjusted for 5% stock dividend issued on May 31, 2017.

(2) Adjusted for 5% stock dividend issued on May 31, 2018.

(3) The amount shown includes the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

(4) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to consolidated financial statements.

Page | 38

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$7,333	$6,168	$6,090
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	35	485	—
Depreciation	1,183	1,389	1,078
Amortization	893	1,061	1,531
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	344	317	380
Net (gains)/losses on sales of securities	(34)	280	(312)
Net change in market value of equity securities	(71)	—	—
Gains on sales of loans	(1,003)	(1,265)	(1,748)
Loans originated for sale	(33,555)	(43,171)	(53,591)
Proceeds from loan sales	34,872	42,883	57,830
Earnings on bank-owned life insurance	(385)	(398)	(356)
(Gains)/losses on sales of other real estate owned	(79)	(18)	8
Proceeds from sales of other real estate owned	515	663	247
Deferred federal income tax (benefit)/expense	209	62	(82)
Net change in:
Other assets	(875)	417	(1,952)
Other liabilities	573	(783)	1,804
Net cash from operating activities	9,955	8,090	10,927

Cash flows from investing activities:
Sales of securities available for sale	2,725	57,628	15,317
Maturities, prepayments and calls of securities available for sale	13,443	17,572	36,705
Purchases of securities available for sale	(31,450)	(56,123)	(69,526)
Purchases or calls of FHLB stock	—	—	(380)
Purchase of bank-owned life insurance policies	—	—	(1,500)
Loan originations and payments, net	(24,366)	(35,723)	(20,274)
Additions to premises and equipment	(4,207)	(1,656)	(1,819)
Net cash used in investing activities	(43,855)	(18,302)	(41,477)

Cash flows from financing activities:
Net change in deposits	37,162	27,467	37,690
Net change in repurchase agreements	(7,148)	(765)	(1,547)
Net change in fed funds purchased	4,800	—	—
Proceeds from Federal Home Loan Bank advances	128,500	212,500	311,017
Payments on Federal Home Loan Bank advances	(143,535)	(204,533)	(310,048)
Issuance of common stock	77	98	85
Repurchase of common stock	(523)	(203)	(794)
Cash dividends and fractional shares from stock dividend	(2,580)	(2,324)	(2,231)
Net cash from financing activities	16,753	32,240	34,172

Net change in cash and cash equivalents	(17,147)	22,028	3,622
Beginning cash and cash equivalents	36,837	14,809	11,187

Ending cash and cash equivalents	$19,690	$36,837	$14,809

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,300	$1,465	$984
Cash paid for income taxes	850	2,120	1,760
Loans transferred to other real estate owned	432	314	661

See accompanying notes to consolidated financial statements.

Page | 39

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc., its wholly-owned subsidiary, ChoiceOne Bank (the “Bank”), and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. (together referred to as “ChoiceOne”). Intercompany transactions and balances have been eliminated in consolidation.

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

Securities

Debt securities are classified as available for sale because they might be sold before maturity. Debt securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported separately in the accumulated other comprehensive income or loss section of shareholders’ equity, net of tax effect. Restricted investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost. Equity securities consist of investments in preferred stock and investments in common stock of other financial institutions. Effective January 1, 2018, equity securities are reported at their fair value with changes in market value flowing through net income. Prior to 2018, equity securities were accounted for in a manner similar to available for sale debt securities.

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

Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated loan term. Interest on loans is accrued based upon the principal balance outstanding. The accrual of interest is discontinued at the time at which loans are 90 days past due unless the loan is secured by sufficient collateral and is in the process of collection. Past due status is based on the contractual terms of the loan. Loans are placed into nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest accrued but not received is reversed against interest income when the loans are placed into nonaccrual status. Interest received on such loans is applied to principal until qualifying for return to accrual. Loans are returned to accrual basis when all the principal and interest amounts contractually due are brought current and future payment is reasonably assured.

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market. Similar to loans held for sale, these loans are excluded from the allowance for loan losses as the risk of default is minimal during the short time period held.

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

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as Troubled Debt Restructurings (TDR). A loan is a TDR when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying a loan. To make this determination, the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bank granted the borrower a concession. This determination requires consideration of all facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties. Commercial loans are evaluated for impairment on an individual loan basis. If a loan is considered impaired or if a loan has been classified as a TDR, a portion of the allowance for loan losses is allocated to the loan so that it is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans such as consumer and residential real estate mortgage loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Page | 41

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

Earnings Per Share

Basic earnings per common share (“EPS”) is based on weighted-average common shares outstanding. Diluted EPS assumes issue of any dilutive potential common shares issuable under stock options or restricted stock units granted.

Page | 42

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	Years ended December 31,
	2018	2017
Unrealized gain (loss) on available for sale securities	$(1,108)	$169
Unrecognized gains on post-retirement benefits	181	132
Tax effect	195	(64)

Accumulated other comprehensive income (loss)	$(732)	$237

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2018.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $781,000 and $810,000 was required to meet regulatory reserve and clearing requirements at December 31, 2018 and 2017, respectively. The balance in excess of the amount required was interest-bearing as of December 31, 2018 and December 31, 2017.

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

Page | 43

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU establishes a comprehensive revenue recognition standard for virtually all industries under U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. To accomplish this objective, the standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU does not apply to financial instruments. The ASU is effective for public entities for reporting periods beginning after December 15, 2017 (therefore, for the year ending December 31, 2018 for ChoiceOne). Early implementation is not allowed for public companies. Management implemented ASU 2014-09 effective January 1, 2018 by identifying revenue streams in scope of the guidance, including interchange revenue, deposit service charges, and investment advisory income, but the timing and amount of these revenue streams were not significantly changed upon implementation.

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for ChoiceOne for the fiscal year beginning after December 15, 2017, including interim periods within this fiscal year. Management implemented ASU 2016-01 effective January 1, 2018. A cumulative effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have been presented separately from available for sale securities on the Consolidated Balance Sheet and changes in the market value of securities is presented on the Consolidated Statement of Income. In addition, the fair value of loans has been estimated using an exit price notion.

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

Page | 44

The FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU improves the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles that is most important to users of each entity’s financial statements. The objective of improving the effectiveness will include the development of a framework that promotes consistent decisions by FASB about disclosure requirements and the appropriate exercise of discretion by reporting entities. This ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. Management is currently evaluating the impact of this new ASU on its consolidated financial statements.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the 2018 presentation.

Page | 45

Note 2 – Securities

The fair value of equity securities and the related gross unrealized gains and losses recognized in noninterest income at December 31 were as follows:

2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	459	(114)	2,847

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 were as follows:

	2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,079	$1	$(551)	$33,529
U.S. Treasury notes and bonds	1,992	—	(45)	1,947
State and municipal	104,317	544	(933)	103,928
Mortgage-backed	21,654	126	(205)	21,575
Corporate	5,147	1	(46)	5,102
Trust preferred securities	500	—	—	500
Asset-backed securities	21	—	—	21
Total	$167,710	$672	$(1,780)	$166,602

	2017
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$35,518	$—	$(392)	$35,126
U.S. Treasury notes and bonds	1,991	—	(31)	1,960
State and municipal	99,609	910	(471)	100,048
Mortgage-backed	9,943	8	(131)	9,820
Corporate	5,184	2	(35)	5,151
Equity securities	2,583	309	—	2,892
Trust preferred securities	500	—	—	500
Asset-backed securities	95	—	(1)	94
Total	$155,423	$1,229	$(1,061)	$155,591

Information regarding sales of equity securities and securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2018	2017	2016
Proceeds from sales of securities	$2,725	$57,628	$15,317
Gross realized gains	42	184	312
Gross realized losses	8	464	—

Page | 46

Contractual maturities of equity securities and securities available for sale at December 31, 2018 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$30,224	$30,390
Due after one year through five years	69,299	68,809
Due after five years through ten years	44,108	43,895
Due after ten years	2,425	1,933
Total debt securities	146,056	145,027
Mortgage-backed securities	21,654	21,575
Equity securities	2,502	2,847
Total	$170,212	$169,449

Various securities were pledged as collateral for securities sold under agreements to repurchase and participation in a program that provided Community Reinvestment Act credits. The carrying amount of securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2018	2017
Securities pledged for securities sold under agreements to repurchase	$—	$9,902
Security pledged for Community Reinvestment Act credits	257	262
Total	$257	$10,164

The fair value of securities pledged to secure repurchase agreements may decline, and the Company may be required to provide additional collateral. The Company manages this risk by pledging securities with fair values in excess of the repurchase liability.

Securities with unrealized losses at year-end 2018 and 2017, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2018
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$—	$—	$31,499	$(551)	$31,499	$(551)
U.S. Treasury notes and bonds	—	—	1,947	(45)	1,947	(45)
State and municipal	9,726	(36)	56,763	(897)	66,489	(933)
Mortgage-backed	5,384	(28)	7,443	(177)	12,827	(205)
Corporate	—	—	4,604	(46)	4,604	(46)
Equity securities	886	(114)	—	—	886	(114)
Total temporarily impaired	$15,996	$(178)	$102,256	$(1,716)	$118,252	$(1,894)

	2017
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$20,297	$(190)	$9,798	$(202)	$30,095	$(392)
U.S. Treasury notes and bonds	1,960	(31)	—	—	1,960	(31)
State and municipal	38,887	(319)	6,889	(152)	45,776	(471)
Mortgage-backed	8,481	(104)	838	(27)	9,319	(131)
Corporate	2,471	(17)	687	(18)	3,158	(35)
Asset-backed securities	—	—	94	(1)	94	(1)
Total temporarily impaired	$72,096	$(661)	$18,306	$(400)	$90,402	$(1,061)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2018 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2018 or 2017.

Page | 47

Following is information regarding unrealized gains and losses on equity securities for the year ending December 31, 2018:

2018
New gains and losses recognized during the period	$71
Less: Net gains and losses recognized during the period on securities sold	9
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$62

No presentation is necessary for years prior to 2018 due to implementation of ASU 2016-01 effective January 1, 2018.

At December 31, 2018, there were 210 securities with an unrealized loss, compared to 154 securities with an unrealized loss as of December 31, 2017.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2018	2017
Agricultural	$49,109	$48,464
Commercial and industrial	91,406	104,386
Consumer	24,382	24,513
Real estate - commercial	139,453	123,487
Real estate - construction	8,843	6,613
Real estate - residential	95,880	91,322
Loans, gross	409,073	398,785
Allowance for loan losses	(4,673)	(4,577)
Loans, net	$404,400	$394,208

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

Page | 48

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

(Dollars in thousands)		Commercial		Commercial	Construction	Residential
	Agricultural	and Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
2018
Allowance for Loan Losses
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	(58)	(282)	—	—	(25)	—	(365)
Recoveries	33	107	112	61	—	113	—	426
Provision	(58)	(158)	162	104	3	(277)	259	35
Ending balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673

Individually evaluated for impairment	$94	$3	$13	$20	$—	$167	$—	$297

Collectively evaluated for impairment	$387	$889	$241	$1,906	$38	$370	$545	$4,376

Loans
Individually evaluated for impairment	$578	$21	$90	$623	$—	$2,712		$4,024
Collectively evaluated for impairment	48,531	91,385	24,292	138,830	8,843	93,168		405,049
Ending balance	$49,109	$91,406	$24,382	$139,453	$8,843	$95,880		$409,073

(Dollars in thousands)		Commercial		Commercial	Construction	Residential
	Agricultural	and Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
2017
Allowance for Loan Losses
Beginning balance	$433	$688	$305	$1,438	$62	$1,013	$338	$4,277
Charge-offs	—	(439)	(253)	—	—	(43)	—	(735)
Recoveries	—	21	169	258	40	62	—	550
Provision	73	731	41	65	(67)	(306)	(52)	485
Ending balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577

Individually evaluated for impairment	$—	$26	$3	$49	$—	$224	$—	$302

Collectively evaluated for impairment	$506	$975	$259	$1,712	$35	$502	$286	$4,275

Loans
Individually evaluated for impairment	$423	$124	$36	$778	$—	$2,779		$4,140
Collectively evaluated for impairment	48,041	104,262	24,477	122,709	6,613	88,543		394,645
Ending balance	$48,464	$104,386	$24,513	$123,487	$6,613	$91,322		$398,785

Page | 49

(Dollars in thousands)		Commercial		Commercial	Construction	Residential
	Agricultural	and Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
2016
Allowance for Loan Losses
Beginning balance	$420	$586	$297	$1,030	$46	$1,388	$427	$4,194
Charge-offs	—	(37)	(218)	—	—	(102)	—	(357)
Recoveries	—	31	149	89	—	171	—	440
Provision	13	108	77	319	16	(444)	(89)	—
Ending balance	$433	$688	$305	$1,438	$62	$1,013	$338	$4,277

Individually evaluated for impairment	$3	$11	$2	$91	$—	$296	$—	$403

Collectively evaluated for impairment	$430	$677	$303	$1,347	$62	$717	$338	$3,874

Loans
Individually evaluated for impairment	$526	$301	$28	$1,073	$—	$2,983		$4,911
Collectively evaluated for impairment	44,088	95,787	21,568	109,689	6,153	86,804		364,089
Ending balance	$44,614	$96,088	$21,596	$110,762	$6,153	$89,787		$369,000

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

Risk rating 7: These loans are considered doubtful credits. Some loss of principal and interest has been determined to be probable. The estimate of the amount of loss could be affected by factors such as the borrower’s ability to provide additional capital or collateral. Loans in this category are on nonaccrual status. No loans are classified as risk rating 7 and the category has been omitted from the table below.

Risk rating 8: These loans are considered loss credits. They are considered uncollectible and will be charged off against the allowance for loan losses. No loans are classified as risk rating 8 and the category has been omitted from the table below.

Page | 50

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	2018	2017	2018	2017	2018	2017
Risk ratings 1 and 2	$15,300	$14,813	$11,972	$13,491	$7,962	$8,227
Risk rating 3	23,938	22,721	50,266	63,366	89,173	78,868
Risk rating 4	9,082	10,199	23,961	26,943	36,193	33,429
Risk rating 5	211	308	5,204	491	4,850	1,533
Risk rating 6	578	423	3	95	1,275	1,430
	$49,109	$48,464	$91,406	$104,386	$139,453	$123,487

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	2018	2017	2018	2017	2018	2017
Performing	$24,320	$24,497	$8,843	$6,613	$94,925	$90,629
Nonperforming	—	1	—	—	—	257
Nonaccrual	62	15	—	—	955	436
	$24,382	$24,513	$8,843	$6,613	$95,880	$91,322

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2018 and 2017, loans in the process of foreclosure totaled $156,000 and $131,000, respectively.

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

The following schedule provides information on loans that were considered troubled debt restructurings (“TDRs”) that were modified during the twelve months ended December 31, 2018 and December 31, 2017. The Bank may agree to modify the terms of a loan in order to improve the Bank’s ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance.

	December 31, 2018			December 31, 2017
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Residential real estate	—	$—	$—	3	$296	$296

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

As of December 31, 2018 and December 31, 2017 there were no instances of a borrower who was past due with respect to principal and/or interest for 30 days or more during the twelve months ended December 31, 2018 and December 31, 2017 that had been modified during the 12-month period prior to the default. Loans modified in a TDR may already be on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Bank may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates. At December 31, 2018 the Corporation had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Page | 51

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2018
With no related allowance recorded
Agricultural	$185	$185	$—	$291	$—
Commercial and industrial	—	—	—	29	2
Consumer	1	1	—	2	8
Construction real estate	—	—	—	54	—
Commercial real estate	74	109	—	78	30
Residential real estate	250	261	—	177	114
Subtotal	510	556	—	631	154
With an allowance recorded
Agricultural	393	440	94	161	13
Commercial and industrial	21	21	3	296	—
Consumer	88	88	13	59	—
Construction real estate	—	—	—	—	—
Commercial real estate	550	609	20	692	—
Residential real estate	2,462	2,494	167	2,523	6
Subtotal	3,514	3,652	297	3,731	19
Total
Agricultural	578	625	94	452	13
Commercial and industrial	21	21	3	325	2
Consumer	90	90	13	61	8
Construction real estate	—	—	—	54	—
Commercial real estate	623	718	20	770	30
Residential real estate	2,712	2,755	167	2,700	120
Total	$4,024	$4,209	$297	$4,362	$173

Page | 52

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2017
With no related allowance recorded
Agricultural	$423	$455	$—	$322	$—
Commercial and industrial	—	—	—	103	—
Consumer	—	—	—	—	—
Commercial real estate	127	258	—	110	—
Residential real estate	115	126	—	106	4
Subtotal	665	839	—	641	4
With an allowance recorded
Agricultural	—	—	—	121	—
Commercial and industrial	124	124	26	177	1
Consumer	36	36	3	33	1
Commercial real estate	651	734	49	826	34
Residential real estate	2,664	2,690	224	2,522	110
Subtotal	3,475	3,584	302	3,679	146
Total
Agricultural	423	455	—	443	—
Commercial and industrial	124	124	26	280	1
Consumer	36	36	3	33	1
Commercial real estate	778	992	49	936	34
Residential real estate	2,779	2,816	224	2,628	114
Total	$4,140	$4,423	$302	$4,320	$150

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2016
With no related allowance recorded
Agricultural	$482	$485	$—	$220	$13
Commercial and industrial	206	207	—	91	3
Consumer	—	—	—	1	—
Commercial real estate	342	939	—	925	2
Residential real estate	301	292	—	167	5
Subtotal	1,331	1,923	—	1,404	23
With an allowance recorded
Agricultural	44	44	3	72	3
Commercial and industrial	95	95	11	218	—
Consumer	28	28	2	24	2
Commercial real estate	731	804	91	1,281	33
Residential real estate	2,682	2,711	296	2,672	108
Subtotal	3,580	3,682	403	4,267	146
Total
Agricultural	526	529	3	292	16
Commercial and industrial	301	302	11	309	3
Consumer	28	28	2	25	2
Commercial real estate	1,073	1,743	91	2,206	35
Residential real estate	2,983	3,003	296	2,839	113
Total	$4,911	$5,605	$403	$5,671	$169

Page | 53

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
2018
Agricultural	$—	$—	$—	$—	$49,109	$49,109	$—
Commercial and industrial	5	—	—	5	91,401	91,406	—
Consumer	149	40	11	200	24,182	24,382	—
Commercial real estate	—	—	73	73	139,380	139,453	—
Construction real estate	—	—	—	—	8,843	8,843	—
Residential real estate	1,493	486	648	2,627	93,253	95,880	—
	$1,647	$526	$732	$2,905	$406,168	$409,073	$—

2017
Agricultural	$—	$—	$83	$83	$48,381	$48,464	$—
Commercial and industrial	20	—	—	20	104,366	104,386	—
Consumer	142	38	1	181	24,332	24,513	—
Commercial real estate	95	58	69	222	123,265	123,487	—
Construction real estate	—	—	—	—	6,613	6,613	—
Residential real estate	585	272	296	1,153	90,169	91,322	258
	$842	$368	$449	$1,659	$397,126	$398,785	$258

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2018	2017
Agricultural	$393	$423
Commercial and industrial	—	—
Consumer	62	15
Commercial real estate	123	222
Construction real estate	—	—
Residential real estate	954	436
	$1,532	$1,096

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2018	2017	2016
Loans originated for resale, net of principal payments	$33,555	$43,171	$53,591
Proceeds from loan sales	34,872	42,883	57,830
Net gains on sales of loans held for sale	1,003	1,265	1,748
Loan servicing fees, net of amortization	91	155	159

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $134.6 million and $122.5 million at December 31, 2018 and 2017, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2018 and 2017.

Page | 54

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2018	2017	2016
Balance, beginning of year	$908	$697	$378
Capitalized	441	443	491
Amortization	(300)	(232)	(172)
Balance, end of year	$1,049	$908	$697

The fair value of loan servicing rights was $1,700,000 and $1,402,000 as of December 31, 2018 and 2017, respectively. Consequently, a valuation allowance was not necessary at year-end 2018 or 2017. The fair value of servicing rights at December 31, 2018 was determined using a discount rate of 6.92% and prepayment speeds ranging from 7% to 13%. The fair value of servicing rights at December 31, 2017 was determined using a discount rate of 6.29% and prepayment speeds ranging from 7% to 14%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2018	2017
Land and land improvements	$5,318	$5,560
Leasehold improvements	38	38
Buildings	16,251	13,290
Furniture and equipment	7,357	5,932
Total cost	28,964	24,820
Accumulated depreciation	(13,085)	(11,965)
Premises and equipment, net	$15,879	$12,855

Depreciation expense was $1,183,000, $1,389,000, and $1,078,000 for 2018, 2017 and 2016, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $108,000, $99,000, and $99,000 for 2018, 2017 and 2016, respectively. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2019	$119
2020	122
2021	124
2022	127
2023	129
Thereafter	318
Total	$939

Note 6 - Goodwill and Intangible Assets

Goodwill

There were no changes in the goodwill balance in 2018 or 2017. ChoiceOne evaluates goodwill annually for impairment. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required.

ChoiceOne engaged an outside consulting firm to assist management in performing its annual evaluation of goodwill for impairment during 2016. The following steps were used in the valuation: determination of the reporting unit, determination of the appropriate standard of value, determination of the appropriate level of value, calculation of fair value, and comparison of the fair value computed to the equity carrying value. It was determined that the relevant reporting unit to be valued was ChoiceOne Bank. The standard of value used in the valuation was fair value as determined by generally accepted accounting principles. The appropriate level of value was determined to be the controlling interest level. The appraisal methodology used to calculate the fair value included the income approach, which was a discounted cash flow value based on projected earnings capacity. The income approach used a discount rate of 11.50%, a growth assumption of 5.0% for assets, and an assumption of cost savings of 20% of noninterest expense as a result of synergies and cost reductions from a change in control. The appraisal methodology also included the market approach, which was based on price-to-earnings multiples, price-to-tangible book value ratios, and core deposit premiums for selected bank sale transactions. The asset approach was also an approach that was reviewed, but it was not used in determining the fair value since it did not render a control level indication of value. The results from the valuation approaches were used to calculate an estimate of the fair value of ChoiceOne’s equity, which was compared to the carrying value of equity to determine whether the Step 1 test under generally accepted accounting principles that govern the valuation of goodwill was passed. The goodwill analysis determined that the fair value of ChoiceOne’s equity exceeded the carrying value by 31%. Based on this assessment, management believed that there was no indication of goodwill impairment in 2016. Based on the third-party valuation in 2016, and the qualitative analysis performed in 2017 and 2018, no impairment of goodwill was deemed to exist as of December 31, 2018.

Page | 55

Acquired Intangible Assets

A core deposit intangible and other intangible assets were being amortized on a straight-line basis over ten years. Intangible assets were reviewed for impairment on a quarterly basis. These intangible assets were fully amortized as of the end of 2016 and had no carrying value on the balance sheet during 2017 or 2018. Aggregate amortization expense was $0 in 2018 and 2017 and $379,000 in 2016.

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2018	2017	2016

Balance, beginning of year	$106	$437	$31
Transfers from loans	432	314	661
Proceeds from sales	(515)	(663)	(247)
Gains/(losses) on sales	79	18	(8)
Balance, end of year	$102	$106	$437

Included in the balances above were residential real estate mortgage loans of $102,000, $106,000, and $291,000 as of December 31, 2018, 2017, and 2016, respectively, and $146,000 of commercial real estate loans as of December 31, 2016.

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2018	2017

Noninterest-bearing demand deposits	$153,542	$151,462
Interest-bearing demand deposits	135,425	126,363
Money market deposits	86,720	94,178
Savings deposits	75,615	75,080
Local certificates of deposit	91,343	82,598
Brokered certificates of deposit	34,370	10,172
Total deposits	$577,015	$539,853

Scheduled maturities of certificates of deposit at December 31, 2018 were as follows:

(Dollars in thousands)

2019	$99,281
2020	15,010
2021	4,222
2022	7,163
2023	37
Total	$125,713

Page | 56

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $39.3 million and $29.8 million at December 31, 2018 and 2017, respectively. The Bank held $34.4 million in brokered certificates of deposit at December 31, 2018, compared to $10.2 million at December 31, 2017. In addition, the Bank had $2.1 million and $2.0 million of certificates of deposit as of December 31, 2018, and December 31, 2017, respectively, that had been issued through the Certificate of Deposit Account Registry Service (CDARS). Although certificates of deposit issued through CDARS are issued to local customers, this type of deposit was classified as brokered deposits for regulatory purposes as of December 31, 2017. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act which became law in May 2018, reciprocal brokered deposits were no longer considered brokered deposits as of December 31, 2018.

Note 9 – Repurchase Agreements

Securities sold under agreements to repurchase are advances to the Bank by customers or another bank. These agreements are direct obligations of the Bank and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements with Bank customers mature daily. Information regarding repurchase agreements follows:

(Dollars in thousands)	2018	2017

Outstanding balance at December 31	$—	$7,148
Average interest rate at December 31	—%	0.05%
Average balance during the year	$1,412	$4,958
Average interest rate during the year	0.05%	0.05%
Maximum month end balance during the year	$7,148	$8,440

Note 10 – Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2018	2017

Maturity of November 2024 with fixed interest rate of 3.98%	$233	$268
Maturity of March 2019 with fixed interest rate of 2.57%	5,000	—
Maturities ranging from January 2018 to April 2018, fixed interest rates ranging from 1.25% to 1.39%, with a weighted average of 1.32%	—	20,000
Total advances outstanding at year-end	$5,233	$20,268

Fees are charged on fixed rate advances that are paid prior to maturity. No fixed rate advances were paid prior to maturity in 2018 or 2017. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $96.8 million and $95.1 million at December 31, 2018 and December 31, 2017, respectively. Based on this collateral, the Bank was eligible to borrow an additional $45.5 million at year-end 2018.

The scheduled maturities of advances from the FHLB at December 31, 2018 were as follows:

(Dollars in thousands)

2019	$5,036
2020	37
2021	38
2022	40
2023	42
Thereafter	40
Total	$5,233

Page | 57

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2018	2017	2016
Provision for Income Taxes
Current federal income tax expense	$946	$2,325	$2,244
Deferred federal income tax expense/(benefit)	209	62	(82)
Income tax expense	$1,155	$2,387	$2,162

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21% in 2018 and 34% in 2017 and 2016	$1,783	$2,909	$2,806
Tax exempt interest income	(309)	(486)	(496)
Tax exempt earnings on bank-owned life insurance	(81)	(135)	(121)
Low income housing tax credits	(154)	(85)	(45)
Deferred tax adjustment related to reduction in U.S. federal statutory income income tax rate	—	206	—
Other items	(84)	(22)	18
Income tax expense	$1,155	$2,387	$2,162

Effective income tax rate	14%	28%	26%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2018	2017
Deferred tax assets:
Allowance for loan losses	$981	$961
Unrealized losses on securities available for sale	233	—
Deferred compensation	102	125
Stock compensation	22	55
Loan costs/fees deferred	66	45
Other	72	123
Total deferred tax assets	1,476	1,309

Deferred tax liabilities:
Depreciation	797	644
Loan servicing rights	220	191
Unrealized gains on securities available for sale	—	35
Other	88	106
Total deferred tax liabilities	1,105	976
Net deferred tax asset	$371	$333

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. The Tax Act reduced the corporate income tax rate to 21% effective January 1, 2018 and changed certain other provisions. Accounting guidance required the Company to remeasure its deferred tax assets and liabilities as of the date of the Tax Act’s enactment using the new effective tax rate. The effect of the remeasurement is recognized in income tax expense in the year of enactment. The Company recorded $206,000 in additional income tax expense in 2017 as a result of the remeasurement of its net deferred tax asset.

Concurrent with the enactment of the Tax Act, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows companies to recognize the cumulative impact of the income tax effects triggered by the enactment of the Tax Act over a period of up to twelve months in the reporting period in which the adjustment is identified. The Company applied SAB 118 and continued to refine measurement of its deferred tax asset balance during the preparation of its 2017 tax return and review of additional information throughout 2018. No significant adjustments were made to the preliminary calculations.

Page | 58

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2018	2017

Balance, beginning of year	$6,477	$12,906
New loans	3,029	2,909
Repayments	(3,835)	(3,043)
Effect of changes in related parties	(328)	(6,295)
Balance, end of year	$5,343	$6,477

Deposits from executive officers, directors and their affiliates were $6.3 million and $8.1 million at December 31, 2018 and 2017, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $207,000, $189,000, and $180,000 in 2018, 2017, and 2016, respectively.

Employee Stock Ownership Plan:

Through December 31, 2015, employees participated in an Employee Stock Ownership Plan (“ESOP”). ChoiceOne could make discretionary contributions to the ESOP. Shares of ChoiceOne common stock were allocated to participants based on relative compensation earned and compensation expense was recorded when allocated. Dividends on allocated shares increased the participant accounts. Participants became fully vested upon completing six years of qualifying service. Participants received the shares at the end of employment. A participant could require stock received to be repurchased by ChoiceOne at any time. ChoiceOne did not contribute to the ESOP nor was any expense recorded in 2018, 2017, and 2016. Effective January 1, 2016, ChoiceOne terminated the ESOP and transferred shares held by the ESOP to the 401(k) plan and ChoiceOne no longer has a mandatory obligation to repurchase shares from the 401(k) plan.

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability has been accrued for the obligation under this plan. ChoiceOne incurred negative post-retirement benefit expense of $12,000, $14,000, and $18,000 in 2018, 2017, and 2016, respectively. The post-retirement obligation liability was $98,000 as of December 31, 2018 and $160,000 as of December 31, 2017.

Deferred Compensation Plans:

A deferred director compensation plan covers former directors, which was acquired by ChoiceOne in 2006. Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director. A liability has been accrued for the obligation under this plan. ChoiceOne incurred deferred compensation plan expense of $5,000, $7,000, and $7,000 in 2018, 2017, and 2016, respectively. The deferred compensation liability was $65,000 as of December 31, 2018 and $103,000 as of December 31, 2017.

A supplemental executive retirement plan covers four former executive officers. Under the plan, ChoiceOne pays these individuals a specific amount of compensation over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan). A liability has been accrued for the obligation under this plan. The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates. ChoiceOne incurred deferred compensation plan expense of $6,000, $12,000, and $19,000 in 2018, 2017, and 2016, respectively. Liabilities related to the supplemental executive retirement plan of $420,000 and $492,000 were outstanding as of December 31, 2018 and December 31, 2017, respectively.

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted was $38,000 in 2018, $49,000 in 2017, and $71,000 in 2016. The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The Stock Incentive Plan of 2012, as amended effective May 23, 2018, provides for the issuance of up to 200,000 shares of common stock. At December 31, 2018, there were 95,771 shares available for future grants.

Page | 59

A summary of stock options activity was as follows:

	Shares	Weighted average exercise price

Options outstanding at January 1, 2018	47,250	$22.32
Options granted prior to stock dividend	—	—
Options exercised prior to stock dividend	—	—
Options forfeited or expired prior to stock dividend	—	—
Options outstanding prior to stock dividend	47,250	$22.32

Options outstanding after 5% stock dividend*	49,613	$21.26
Options exercised after stock dividend	(6,484)	21.08
Options granted after stock dividend	15,000	25.65
Options outstanding at December 31, 2018	58,129	$22.41

Options exercisable at December 31, 2018	38,612	$21.52

* The 2018 balance was adjusted for the 5% stock dividend paid on May 31, 2018.

The exercise prices for options outstanding and exercisable at the end of 2018 ranged from $20.86 to $25.65 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2018 was approximately 6.4 years.

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $106,000 and $31,000 respectively, at December 31, 2018. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2018 were calculated based on the closing market price of the Company’s common stock on December 31, 2018 of $25.00 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2018 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year- end	Average remaining contractual life (in years)
$25.65	15,000	3,750	9.42
$20.86	15,707	7,440	8.68
$21.13	27,422	27,422	5.31

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2018, there was $43,000 in unrecognized compensation expense related to stock options issued in 2017 and 2018.

Page | 60

The fair value of stock options granted during 2018 was $63,000, which was determined using the following weighted-average assumptions as of the grant date.

Risk-free interest rate	2.89%
Expected option life	5.75 years
Expected stock price volatility	20.79%
Dividend yield	3.04%
Fair value of options granted	$4.17

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $244,000, $191,000, and $207,000 in 2018, 2017, and 2016, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for RSU’s during the year ended December 31, 2018 is presented below:

Outstanding Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2018	18,060	$23.14
Granted	10,900	26.00
Vested	(9,536)	23.15
Impact of stock dividend paid May 31, 2018	1,016	24.71
Outstanding at December 31, 2018	20,440	24.74

At December 31, 2018, there were 20,440 restricted stock units outstanding with an approximate stock value of $511,000 based on ChoiceOne’s December 31, 2018 stock price. At December 31, 2017, there were 18,060 restricted stock units outstanding with an approximate stock value of $430,000 based on ChoiceOne’s December 31, 2017 stock price.

Note 15 - Earnings Per Share

(Dollars in thousands, except share data)
	2018	2017	2016
Basic
Net income	$7,333	$6,168	$6,090

Weighted average common shares outstanding	3,614,302	3,621,216	3,624,037

Basic earnings per common shares	$2.03	$1.70	$1.68

Diluted
Net income	$7,333	$6,168	$6,090

Weighted average common shares outstanding	3,614,302	3,621,216	3,624,037
Plus dilutive stock options and restricted stock units	13,825	8,465	5,482

Weighted average common shares outstanding and potentially dilutive shares	3,628,127	3,629,681	3,629,519

Diluted earnings per common share	$2.02	$1.70	$1.68

Per share amounts have been adjusted for the 5% stock dividends paid on May 31, 2017 and May 31, 2018.

Stock options considered anti-dilutive to earnings per share were 15,000, 0, and 30,000 as of December 31, 2018, December 31, 2017, and December 31, 2016, respectively. This calculation is based on the average stock price during the year.

Page | 61

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets
(Dollars in thousands)	December 31,
	2018	2017
Assets
Cash	$1,400	$1,249
Equity securities at fair value	1,960	—
Securities available for sale	1,692	3,607
Other assets	122	188
Investment in ChoiceOne Bank	75,313	71,570
Total assets	$80,487	$76,614

Liabilities
Other liabilities	$10	$64
Total liabilities	10	64

Shareholders’ equity	80,477	76,550
Total liabilities and shareholders’ equity	$80,487	$76,614

Condensed Statements of Income
(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
Interest and dividends from ChoiceOne Bank	$2,800	$3,042	$3,161
Interest and dividends from other securities	47	55	52
Gains on sales of securities	9	1	—
Change in market value of equity securities	184	—	—
Total income	3,040	3,098	3,213
Other expenses	144	123	133
Income before income tax and equity in undistributed net income of subsidiary	2,896	2,975	3,080
Income tax (expense)/benefit	(14)	73	39
Income before equity in undistributed net income of subsidiary	2,882	3,048	3,119
Equity in undistributed net income of subsidiary	4,451	3,120	2,971
Net income	$7,333	$6,168	$6,090

Page | 62

Condensed Statements of Cash Flows
(Dollars in thousands)	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$7,333	$6,168	$6,090
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(4,451)	(3,120)	(2,971)
Amortization	18	19	20
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	331	304	367
Net gain on sale of securities	(9)	(1)	—
Change in market value of equity securities	(184)	—	—
Changes in other assets	66	(37)	(68)
Changes in other liabilities	(19)	(39)	(1)
Net cash from operating activities	3,085	3,294	3,437

Cash flows from investing activities:
Sales of securities	91	334	—
Purchases of securities	—	(466)	(1,126)
Net cash from investing activities	91	(132)	(1,126)

Cash flows from financing activities:
Issuance of common stock	77	98	85
Repurchase of common stock	(523)	(203)	(794)
Cash dividends paid	(2,579)	(2,324)	(2,231)
Net cash from financing activities	(3,025)	(2,429)	(2,940)

Net change in cash	151	733	(629)
Beginning cash	1,249	516	1,145
Ending cash	$1,400	$1,249	$516

Page | 63

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets
Cash and due from banks	$19,690	$19,690	$19,690	$—	$—
Equity securities at fair value	2,847	2,847	1,961	—	886
Securities available for sale	166,602	166,602	—	158,104	8,498
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	831	856	—	856	—
Loans to other financial institutions	20,644	20,644	—	20,644	—
Loans, net	404,400	399,091	—	—	399,091
Accrued interest receivable	2,267	2,267	—	2,267	—

Liabilities
Noninterest-bearing deposits	153,542	153,542	—	153,542	—
Interest-bearing deposits	423,473	422,381	—	422,381	—
Federal funds purchased	4,800	4,800	—	4,800	—
Federal Home Loan Bank advances	5,233	5,241	—	5,241	—
Accrued interest payable	210	210	—	210	—

December 31, 2017
Assets
Cash and due from banks	$36,837	$36,837	$36,837	$—	$—
Securities available for sale	155,591	155,591	1,892	140,301	13,398
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,721	1,773	—	1,773	—
Loans to other financial institutions	6,802	6,802	—	6,802	—
Loans, net	394,208	394,819	—	—	394,819
Accrued interest receivable	2,146	2,146	—	2,146	—

Liabilities
Noninterest-bearing deposits	151,462	151,462	—	151,462	—
Interest-bearing deposits	388,391	387,343	—	387,343	—
Repurchase agreements	7,148	7,148	—	7,148	—
Federal Home Loan Bank advances	20,268	20,271	—	20,271	—
Accrued interest payable	49	49	—	49	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans in 2017 was based on the rates charged at December 31 for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. In 2018, the estimated fair value of loans follows the guidance in ASU 2016-01 which prescribes an “exit price” approach, which incorporates discounts for credit, liquidity, and marketability. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of deposits is based on comparing the average rate paid on deposits compared to the three month Libor rate which is assumed to be the replacement value of these deposits. At December 31, 2018, all average rates were lower than the three month Libor rate causing fair values to be higher than carrying amounts. The estimated fair values for time deposits and FHLB advances are based on the rates paid at December 31 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

Page | 64

Note 18 – Fair Value Measurements

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and December 31, 2017, and the valuation techniques used by the Bank to determine those fair values.

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

There were no liabilities measured at fair value as of December 31, 2017 or December 31, 2018. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2018
Equity securities	$1,961	$—	$886	$2,847

Investment Securities, Available for Sale - December 31, 2018
U. S. Government and federal agency	$—	$33,529	$—	$33,529
U. S. Treasury notes and bonds	—	1,947	—	1,947
State and municipal	—	95,930	7,998	103,928
Mortgage-backed	—	21,575	—	21,575
Corporate	—	5,102	—	5,102
Trust preferred securities	—	—	500	500
Asset backed securities	—	21	—	21
Total	$—	$158,104	$8,498	$166,602

Investment Securities, Available for Sale - December 31, 2017
U. S. Government and federal agency	$—	$35,126	$—	$35,126
U. S. Treasury notes and bonds	—	1,960	—	1,960
State and municipal	—	88,150	11,898	100,048
Mortgage-backed	—	9,820	—	9,820
Corporate	—	5,151	—	5,151
Equity securities	1,892	—	1,000	2,892
Trust preferred securities	—	—	500	500
Asset backed securities	—	94	—	94
Total	$1,892	$140,301	$13,398	$155,591

Page | 65

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things. Securities classified in Level 2 included U.S. Government and federal agency securities, U.S. Treasury notes and bonds, state and municipal securities, mortgage-backed securities, corporate bonds, foreign debt, and asset backed securities. The Company classified certain equity securities, state and municipal securities, and trust preferred securities as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2018	2017
Equity Securities Held at Fair Value
Balance, January 1	$—	$—
Reclassification due to implementation of ASU 2016-01	1,000	—
Total realized and unrealized gains included in noninterest income	(114)	—
Total unrealized gains/(losses) included in other comprehensive income	—	—
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, December 31	$886	$—

Investment Securities, Available for Sale
Balance, January 1	$13,398	$15,103
Reclassification due to implementation of ASU 2016-01	(1,000)	—
Total realized and unrealized gains included in income	—	—
Total unrealized gains/(losses) included in other comprehensive income	(186)	196
Net purchases, sales, calls, and maturities	(3,714)	(1,901)
Net transfers into Level 3	—	—
Balance, December 31	$8,498	$13,398

Of the Level 3 assets that were still held by the Bank at December 31, 2018, the net unrealized loss for the twelve months ended December 31, 2018 was $300,000 compared to a $196,000 unrealized gain as of December 31, 2017, which is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities based on ASU 2016-01, which was implemented by ChoiceOne effective January 1, 2018. A total of $224,000 and $3.2 million of Level 3 securities were purchased in 2018 and 2017, respectively.

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

The Bank also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Page | 66

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2018	$4,024	$—	$—	$4,024
December 31, 2017	$4,140	$—	$—	$4,140

Other Real Estate
December 31, 2018	$102	$—	$—	$102
December 31, 2017	$106	$—	$—	$106

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2018		2017
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$20,036	$103,978	$9,033	$104,257
Commitments to fund loans (at market rates)	20,997	1,421	8,633	1,225

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 3.25% to 8.00% and maturities ranging from 1 years to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2018 and 2017, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Page | 67

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$72,148	13.8%	$41,811	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	67,481	12.9	23,519	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	67,481	12.9	31,359	6.0	N/A	N/A
Tier 1 capital (to average assets)	67,481	10.5	25,658	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$66,976	12.9%	$41,599	8.0%	$51,999	10.0%
Common equity Tier 1 capital (to risk weighted assets)	62,309	12.0	23,399	4.5	33,799	6.5
Tier 1 capital (to risk weighted assets)	62,309	12.0	31,199	6.0	41,599	8.0
Tier 1 capital (to average assets)	62,309	9.8	25,512	4.0	31,890	5.0

December 31, 2017
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$67,155	13.9%	$38,761	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	62,584	12.9	21,803	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	62,584	12.9	29,071	6.0	N/A	N/A
Tier 1 capital (to average assets)	62,584	9.9	25,301	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$62,393	12.9%	$38,555	8.0%	$48,194	10.0%
Common equity Tier 1 capital (to risk weighted assets)	57,822	12.0	21,687	4.5	31,326	6.5
Tier 1 capital (to risk weighted assets)	57,822	12.0	28,917	6.0	38,555	8.0
Tier 1 capital (to average assets)	57,822	9.2	25,156	4.0	31,445	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2018, approximately $10.5 million was available for ChoiceOne Bank to pay dividends to ChoiceOne. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

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

Page | 68

Note 21 – Quarterly Financial Data (Unaudited)

		Net		Earnings Per Share
(Dollars in thousands, except per share data)	Interest	Interest	Net		Fully
	Income	Income	Income	Basic	Diluted
2018
First Quarter	$5,722	$5,330	$1,658	$0.46	$0.46
Second Quarter	6,141	5,595	1,833	0.51	0.51
Third Quarter	6,212	5,522	2,014	0.55	0.55
Fourth Quarter	6,450	5,617	1,828	0.51	0.50

2017
First Quarter	$5,161	$4,855	$1,446	$0.40	$0.40
Second Quarter	5,425	5,077	1,635	0.45	0.45
Third Quarter	5,624	5,238	1,720	0.48	0.48
Fourth Quarter	5,831	5,393	1,367	0.37	0.37

Per share amounts have been adjusted for 5% stock dividends paid on May 31, 2017 and May 31, 2018.

The increase that occurred during 2017 and 2018 in interest income and net interest income was due to growth in earning assets and a widening of ChoiceOne’s net interest spread resulting from rising general market interest rates. Higher net income in 2018 compared to 2017 was primarily due to the lower corporate income tax rate in effect during 2018.

Page | 69

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2018, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2018, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.” Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2018.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters - Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2019, is incorporated herein by reference.

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

Page | 70

Item 11.	Executive Compensation

The information under the captions “Executive Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2019, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2019, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2018:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	78,569	$16.58	119,217
Equity compensation plans not approved by security holders	—	—	4,847
Total	78,569	$16.58	124,064

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, as amended May 23, 2018, and the Employee Stock Purchase Plan. 95,771 shares remain available for future issuance under the Stock Incentive Plan of 2012 and 23,446 shares remain available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options.

The Directors’ Stock Purchase Plan is the only equity compensation plan not approved by security holders. The plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. Participants will cease to be eligible to participate in the plan when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The plan provides for issuance of a maximum of 100,000 shares of the Company’s common stock, subject to adjustments for certain changes in the capital structure of the Company. New issuances of up to 4,909 shares may be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2019, is incorporated herein by reference.

Page | 71

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2019, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2018 and 2017.

		Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016. Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016.

		Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017, and 2016.

		Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 15, 2019.

	(2)	Financial Statement Schedules. None.

Exhibit	Document

3.1	Amended and Restated Articles of Incorporation. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

3.2	Bylaws of the Registrant as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

4	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.1	Change in Control Agreement with Kelly J. Potes. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-Q Quarterly Report for the period ended March 31, 2016. Here incorporated by reference.

10.2	Stock Incentive Plan of 2012. (1) Previously filed as Appendix A to ChoiceOne’s definitive proxy statement for ChoiceOne’s 2018 Annual Meeting of Shareholders, filed on April 19, 2018. Here incorporated by reference.

10.3	Amended and Restated Executive Stock Incentive Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

10.4	Directors’ Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

10.5	Former Valley Ridge Executive Employee Salary Continuation Agreements, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

Page | 72

10.6	Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

10.7	Amended and Restated Employee Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to: Thomas L. Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan, 49345.

Page | 73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 18, 2019
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2019
Kelly J. Potes

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 18, 2019
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 18, 2019
Paul L. Johnson

*/s/ Greg L Armock	Director	March 18, 2019
Greg L. Armock

*/s/ James A. Bosserd	Director	March 18, 2019
James A. Bosserd

*/s/ Jack G. Hendon	Director	March 18, 2019
Jack G. Hendon

*/s/ Raymond A. Lanning	Director	March 18, 2019
Raymond A. Lanning

*/s/ Bradley F. McGinnis	Director	March 18, 2019
Bradley F. McGinnis

*/s/ Nels W. Nyblad	Director	March 18, 2019
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 18, 2019
Roxanne M. Page

*By /s/ Thomas L. Lampen
Attorney-in-Fact

Page | 74