Form 10-Q
period 2019-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2019-05-10
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Yes  ☒          No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock	COFS	OTC Pink Market

As of April 30, 2019, the Registrant had outstanding 3,628,541 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2019	2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$16,296	$19,690

Equity securities at fair value (Note 2)	3,034	2,847
Securities available for sale (Note 2)	168,254	166,602
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,573	1,573

Loans held for sale	1,524	831
Loans to other financial institutions	28,119	20,644
Loans (Note 3)	402,044	409,073
Allowance for loan losses (Note 3)	(4,730)	(4,673)
Loans, net	397,314	404,400

Premises and equipment, net	16,125	15,879
Cash surrender value of life insurance policies	14,995	14,899
Goodwill	13,728	13,728
Other assets	7,464	7,457
Total assets	$670,420	$670,544

Liabilities
Deposits – noninterest-bearing	$155,047	$153,542
Deposits – interest-bearing	409,404	423,473
Total deposits	564,451	577,015

Federal funds purchased	—	4,800
Advances from Federal Home Loan Bank	20,225	5,233
Other liabilities	3,042	3,019
Total liabilities	587,718	590,067

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,619,510 at March 31, 2019 and 3,616,483 at December 31, 2018	54,621	54,523
Retained earnings	27,599	26,686
Accumulated other comprehensive income (loss), net	482	(732)
Total shareholders’ equity	82,702	80,477
Total liabilities and shareholders’ equity	$670,420	$670,544

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2019	2018
Interest income
Loans, including fees	$5,280	$4,653
Securities:
Taxable	760	628
Tax exempt	369	361
Other	68	57
Total interest income	6,477	5,699

Interest expense
Deposits	851	346
Advances from Federal Home Loan Bank	116	45
Other	14	1
Total interest expense	981	392

Net interest income	5,496	5,307
Provision for loan losses	—	35

Net interest income after provision for loan losses	5,496	5,272

Noninterest income
Customer service charges	1,033	1,055
Insurance and investment commissions	63	62
Gains on sales of loans	246	261
Gains on sales of securities	1	9
Gains on sales of other assets	13	8
Earnings on life insurance policies	96	94
Change in market value of equity securities	187	23
Other	118	136
Total noninterest income	1,758	1,648

Noninterest expense
Salaries and benefits	2,777	2,749
Occupancy and equipment	771	680
Data processing	556	534
Professional fees	517	217
Supplies and postage	100	116
Advertising and promotional	44	92
Other	569	576
Total noninterest expense	5,334	4,964

Income before income tax	1,920	1,956
Income tax expense	283	298

Net income	$1,637	$1,658

Basic earnings per share (Note 4)	$0.45	$0.46
Diluted earnings per share (Note 4)	$0.45	$0.46
Dividends declared per share	$0.20	$0.17

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Net income	$1,637	$1,658

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $323 and $(484) for the periods ended March 31, 2019 and 2018, respectively	1,215	(1,817)

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $0 and $2 for the periods ended March 31, 2019 and 2018, respectively	(1)	(7)

Other comprehensive income (loss), net of tax	1,214	(1,824)

Comprehensive income (loss)	$2,851	$(166)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income (Loss),
(Dollars in thousands)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income			1,658		1,658
Other comprehensive loss				(1,824)	(1,824)
Shares issued	1,496	33			33
Shares repurchased	(10,228)	(252)			(252)
Effect of employee stock purchases		3			3
Stock-based compensation expense		65			65
Adoption effect of ASU 2016-01 (1)			244	(244)	—
Cash dividends declared ($0.17 per share)			(619)		(619)

Balance, March 31, 2018	3,439,837	$50,139	$27,306	$(1,831)	$75,614

Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			1,637		1,637
Other comprehensive income				1,214	1,214
Shares issued	2,004	47			47
Effect of employee stock purchases		4			4
Stock-based compensation expense		57			57
Restricted stock units issued	1,023	(10)			(10)
Cash dividends declared ($0.20 per share)			(724)		(724)

Balance, March 31, 2019	3,619,510	54,621	$27,599	$482	$82,702

(1) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,637	$1,658
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	35
Depreciation	351	294
Amortization	216	213
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	79	83
Gains on sales of securities	(1)	(9)
Net change in market value of equity securities	(187)	(23)
Gains on sales of loans	(246)	(261)
Loans originated for sale	(6,944)	(9,737)
Proceeds from loan sales	6,279	10,229
Earnings on bank-owned life insurance	(96)	(94)
Gains on sales of other real estate owned	(8)	(8)
Proceeds from sales of other real estate owned	53	114
Deferred federal income tax benefit	6	62
Net changes in other assets	(314)	(773)
Net changes in other liabilities	(99)	(99)
Net cash from operating activities	727	1,684

Cash flows from investing activities:
Securities available for sale:
Sales	—	91
Maturities, prepayments and calls	4,547	909
Purchases	(4,789)	(15,352)
Loan originations and payments, net	(318)	13,563
Additions to premises and equipment	(484)	(619)
Net cash used in investing activities	(1,044)	(1,408)

Cash flows from financing activities:
Net change in deposits	(12,564)	(7,579)
Net change in repurchase agreements	—	(4,687)
Net change in federal funds purchased	(4,800)	—
Proceeds from Federal Home Loan Bank advances	30,000	—
Payments on Federal Home Loan Bank advances	(15,008)	(10,009)
Issuance of common stock	19	18
Repurchase of common stock	—	(252)
Cash dividends and fractional shares from stock dividend	(724)	(619)
Net cash used in financing activities	(3,077)	(23,128)

Net change in cash and cash equivalents	(3,394)	(22,852)
Beginning cash and cash equivalents	19,690	36,837
Ending cash and cash equivalents	$16,296	$13,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,015	$386
Cash paid for income taxes	$—	$300
Loans transferred to other real estate owned	$64	$179

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, the Consolidated Statements of Income for the three-month periods ended March 31, 2019 and March 31, 2018, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2019 and March 31, 2018, the Consolidated Statements of Changes in Shareholders' Equity for the three-month periods ended March 31, 2019 and March 31, 2018, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2019 and March 31, 2018. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2018.

Loans to Other Financial Institutions

The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 13 different mortgage bankers, with the largest creditor outstanding representing 25% of the total at March 31, 2019.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At March 31, 2019, 12 of the 178 participating interests with principal balances totaling $2.6 million had balances outstanding over 30 days. During the first three months of 2019, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 1,146 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $28,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2019. A total of 858 shares for a cash price of $19,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2019. Shares issued upon the vesting of restricted stock units, net of shares withheld for payment of related taxes, totaled 1,023 in the first quarter of 2019.

Stock-Based Compensation

ChoiceOne grants restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. All of the restricted stock units are initially unvested and vest in three annual installments on each of the next three anniversaries of the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock.

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

The FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Implementation of the new standard caused ChoiceOne to recognize $105,000 of a lease asset and liability as of January 1, 2019. The lease asset was included in premises and equipment and the lease liability in other liabilities in the consolidated balance sheet. The impact on ChoiceOne’s expense will not be significant.

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

NOTE 2 - SECURITIES

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

The fair value of equity securities at fair value and the related gross unrealized gains recognized in noninterest income were as follows:

March 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	$569	$(37)	$3,034

December 31, 2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	$459	$(114)	$2,847

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		March 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,071	$—	$(307)	$33,764
U.S. Treasury	1,993	—	(34)	1,959
State and municipal	103,185	1,073	(371)	103,887
Mortgage-backed	22,927	208	(111)	23,024
Corporate	5,146	4	(33)	5,117
Trust preferred securities	500	—	—	500
Asset-backed securities	3	—	—	3
Total	$167,825	$1,285	$(856)	$168,254

		December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,079	$1	$(551)	$33,529
U.S. Treasury	1,992	—	(45)	1,947
State and municipal	104,317	544	(933)	103,928
Mortgage-backed	21,654	126	(205)	21,575
Corporate	5,147	1	(46)	5,102
Trust preferred securities	500	—	—	500
Asset-backed securities	21	—	—	21
Total	$167,710	$672	$(1,780)	$166,602

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2019. ChoiceOne believed that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of March 31, 2019, the fair value of securities as of March 31, 2019 and December 31, 2018, and the weighted average yields of securities as of March 31, 2019:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2019	2018

U.S. Government and federal agency	$18,846	$10,940	$3,978	$—	$33,764	$33,529
U.S. Treasury notes and bonds	—	1,959	—	—	1,959	1,947
State and municipal	9,186	53,891	38,840	1,970	103,887	103,928
Corporate	2,498	2,619	—	—	5,117	5,102
Trust preferred securities	500	—	—	—	500	500
Asset-backed securities	3	—	—	—	3	21
Total debt securities	31,033	69,409	42,818	1,970	145,230	145,027

Mortgage-backed securities	—	5,897	17,080	47	23,024	21,575
Equity securities (1)	—	—	963	2,071	3,034	2,847
Total	$31,033	$75,306	$60,861	$4,088	$171,288	$169,449

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.30%	1.91%	2.71%	—%	2.22%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (2)	2.95	2.83	3.21	0.89	2.95
Corporate	0.46	2.66	—	—	1.58
Trust preferred securities	5.50	—	—	—	5.50
Asset-backed securities	2.85	—	—	—	2.85
Mortgage-backed securities	—	3.13	2.84	4.75	2.92
Equity securities (1)	—	—	4.51	—	1.23

(1) Equity securities are preferred and common stock that may or may not have a stated maturity.

(2) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental rate of 21%.

Following is information regarding unrealized gains and losses on equity securities for the three month periods ending March 31, 2019 and March 31, 2018:

	2019	2018

Net gains and losses recognized during the period	$187	$23
Less: Net gains and losses recognized during the period on securities sold	—	9

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$187	$14

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended
March 31, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	—	—	(106)	—	—	0	—	(106)
Recoveries	—	17	143	2	—	1	—	163
Provision	(57)	(52)	45	(65)	2	20	107	—
Ending balance	$424	$857	$336	$1,863	$40	$558	$652	$4,730

Individually evaluated for impairment	$85	$4	$12	$19	$—	$179	$—	$299

Collectively evaluated for impairment	$339	$853	$324	$1,844	$40	$379	$652	$4,431

December 31, 2018
Individually evaluated for impairment	$94	$3	$13	$20	$—	$167	$—	$297
Collectively evaluated for impairment	$387	$889	$241	$1,906	$38	$370	$545	$4,376

Three Months Ended
March 31, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	—	(69)	—	—	(3)	—	(72)
Recoveries	—	53	37	55	—	24	—	169
Provision	(156)	(49)	15	(30)	(17)	(122)	394	35
Ending balance	$350	$1,005	$245	$1,786	$18	$625	$680	$4,709

Individually evaluated for impairment	$—	$93	$9	$46	$—	$217	$—	$365

Collectively evaluated for impairment	$350	$912	$236	$1,740	$18	$408	$680	$4,344

Loans
March 31, 2019
Individually evaluated for impairment	$389	$25	$63	$605	$—	$2,691		$3,773
Collectively evaluated for impairment	41,656	92,575	24,130	136,442	9,294	94,174		398,271
Ending balance	$42,045	$92,600	$24,193	$137,047	$9,294	$96,865		$402,044

December 31, 2018
Individually evaluated for impairment	$578	$21	$90	$623	$—	$2,712		$4,024
Collectively evaluated for impairment	48,531	91,385	24,292	138,830	8,843	93,168		405,049
Ending balance	$49,109	$91,406	$24,382	$139,453	$8,843	$95,880		$409,073

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Risk ratings 1 and 2	$11,638	$15,300	$12,278	$11,972	$7,577	$7,962
Risk rating 3	20,031	23,938	47,063	50,266	87,791	89,173
Risk rating 4	9,761	9,082	28,856	23,961	36,353	36,193
Risk rating 5	227	211	4,393	5,204	4,116	4,850
Risk rating 6	388	578	10	3	1,210	1,275
	$42,045	$49,109	$92,600	$91,406	$137,047	$139,453

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$24,143	$24,320	$9,294	$8,843	$95,840	$94,925
Nonperforming	—	—	—	—	—	—
Nonaccrual	50	62	—	—	1,025	955
	$24,193	$24,382	$9,294	$8,843	$96,865	$95,880

The following schedule provides information on loans that were considered TDRs that were modified during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	1	$58	$58
Commercial and industrial	—	—	—	2	97	97
Total	—	$—	$—	3	$155	$155

The pre-modification and post-modification outstanding recorded investments represent amounts as of the date of loan modification. If a difference exists between the pre-modification and post-modification outstanding recorded investment, it represents impairment recognized through the provision for loan losses computed based on a loan’s post-modification present value of expected future cash flows discounted at the loan’s original effective interest rate. If no difference exists, a loss is not expected to be incurred based on an assessment of the borrower’s expected cash flows.

The following schedule provides information on TDRs as of March 31, 2019 and 2018 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2019 and March 31, 2018 that had been modified during the year prior to the default:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	—	$—	2	$97
Commercial real estate	—	—	1	58
	—	$—	3	$155

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2019
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Commercial real estate	72	108	—
Construction real estate	—	—	—
Residential real estate	156	171	—
Total	228	279	—
With an allowance recorded
Agricultural	389	440	85
Commercial and industrial	25	25	4
Consumer	63	63	12
Commercial real estate	533	538	19
Construction real estate	—	—	—
Residential real estate	2,535	2,582	179
Total	3,545	3,648	299
Total
Agricultural	389	440	85
Commercial and industrial	25	25	4
Consumer	63	63	12
Commercial real estate	605	646	19
Construction real estate	—	—	—
Residential real estate	2,691	2,753	179
Total	$3,773	$3,927	$299

December 31, 2018
With no related allowance recorded
Agricultural	$185	$185	$—
Commercial and industrial	—	—	—
Consumer	1	1	—
Construction real estate	—	—	—
Commercial real estate	73	109	—
Residential real estate	250	261	—
Total	509	556	—
With an allowance recorded
Agricultural	393	440	94
Commercial and industrial	21	21	3
Consumer	89	89	13
Construction real estate	—	—	—
Commercial real estate	550	609	20
Residential real estate	2,462	2,494	167
Total	3,515	3,653	297
Total
Agricultural	578	625	94
Commercial and industrial	21	21	3
Consumer	90	90	13
Construction real estate	—	—	—
Commercial real estate	623	718	20
Residential real estate	2,712	2,755	167
Total	$4,024	$4,209	$297

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2019 and 2018:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
March 31, 2019
With no related allowance recorded
Agricultural	$92	$—
Commercial and industrial	—	—
Consumer	1	—
Commercial real estate	73	7
Residential real estate	203	23
Total	369	30
With an allowance recorded
Agricultural	391	—
Commercial and industrial	23	—
Consumer	76	—
Commercial real estate	541	—
Residential real estate	2,499	1
Total	3,530	1
Total
Agricultural	483	—
Commercial and industrial	23	—
Consumer	77	—
Commercial real estate	614	7
Residential real estate	2,702	24
Total	$3,899	$31

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
March 31, 2018
With no related allowance recorded
Agricultural	$428	$—
Commercial and industrial	59	—
Consumer	2	—
Commercial real estate	99	—
Residential real estate	152	—
Total	740	—
With an allowance recorded
Agricultural	—	—
Commercial and industrial	170	8
Consumer	34	—
Commercial real estate	762	—
Residential real estate	2,549	26
Total	3,515	34
Total
Agricultural	428	—
Commercial and industrial	229	8
Consumer	36	—
Commercial real estate	861	—
Residential real estate	2,701	26
Total	$4,255	$34

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
March 31, 2019
Agricultural	$—	$—	$—	$—	$42,045	$42,045	$—
Commercial and industrial	353	—	2	355	92,245	92,600	—
Consumer	39	3	45	87	24,106	24,193	—
Commercial real estate	96	—	72	168	136,879	137,047	—
Construction real estate	—	—	—	—	9,294	9,294	—
Residential real estate	742	209	99	1,050	95,815	96,865	—
	$1,230	$212	$218	$1,660	$400,384	$402,044	$—

December 31, 2018
Agricultural	$—	$—	$—	$—	$49,109	$49,109	$—
Commercial and industrial	5	—	—	5	91,401	91,406	—
Consumer	149	40	11	200	24,182	24,382	—
Commercial real estate	—	—	73	73	139,380	139,453	—
Construction real estate	—	—	—	—	8,843	8,843	—
Residential real estate	1,493	486	648	2,627	93,253	95,880	—
	$1,647	$526	$732	$2,905	$406,168	$409,073	$—

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2019	2018
Agricultural	$389	$393
Commercial and industrial	1	—
Consumer	50	62
Commercial real estate	119	123
Construction real estate	—	—
Residential real estate	1,025	954
	$1,584	$1,532

NOTE 4 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2019	2018
Basic Earnings Per Share
Net income available to common shareholders	$1,637	$1,658

Weighted average common shares outstanding	3,618,328	3,615,005

Basic earnings per share	$0.45	$0.46

Diluted Earnings Per Share
Net income available to common shareholders	$1,637	$1,658

Weighted average common shares outstanding	3,618,328	3,615,005
Plus dilutive stock options and restricted stock units	15,720	13,944

Weighted average common shares outstanding and potentially dilutive shares	3,634,048	3,628,949

Diluted earnings per share	$0.45	$0.46

There were 15,000 stock options that were considered to be anti-dilutive to earnings as of March 31, 2019 and were excluded from the calculation above. There were no stock options that were considered to be anti-dilutive to earnings per share as of March 31, 2018.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2019
Assets:
Cash and due from banks	$16,296	$16,296	$16,296	$—	$—
Equity securities at fair value	3,034	3,034	2,071	—	963
Securities available for sale	168,254	168,254	—	159,659	8,595
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	1,524	1,570	—	1,570	—
Loans to other financial institutions	28,119	28,119	—	28,119	—
Loans, net	397,314	388,091	—	—	388,091
Accrued interest receivable	2,787	2,787	—	2,787	—

Liabilities:
Noninterest-bearing deposits	155,047	155,047	—	155,047	—
Interest-bearing deposits	409,404	408,699	—	408,699	—
Federal funds purchased	—	—	—	—	—
Federal Home Loan Bank advances	20,225	20,244	—	20,244	—
Accrued interest payable	176	176	—	176	—

December 31, 2018
Assets:
Cash and due from banks	$19,690	$19,690	$19,690	$—	$—
Equity securities at fair value	2,847	2,847	1,961	—	886
Securities available for sale	166,602	166,602	—	158,104	8,498
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	831	856	—	856	—
Loans to other financial institutions	20,644	20,644	—	20,644	—
Loans, net	404,400	399,091	—	—	399,091
Accrued interest receivable	2,267	2,267	—	2,267	—

Liabilities:
Noninterest-bearing deposits	153,542	153,542	—	153,542	—
Interest-bearing deposits	423,473	422,381	—	422,381	—
Federal funds purchased	4,800	4,800	—	4,800	—
Federal Home Loan Bank advances	5,233	5,241	—	5,241	—
Accrued interest payable	210	210	—	210	—

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

There were no liabilities measured at fair value as of March 31, 2019 or December 31, 2018. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - March 31, 2019
Equity securities	$2,071	$—	$963	$3,034

Investment Securities, Available for Sale - March 31, 2019
U.S. Treasury notes and bonds	$—	$1,959	$—	$1,959
U.S. Government and federal agency	—	33,764	—	33,764
State and municipal	—	95,792	8,095	103,887
Mortgage-backed	—	23,024	—	23,024
Corporate	—	5,117	—	5,117
Trust preferred securities	—	—	500	500
Asset backed securities	—	3	—	3
Total	$—	$159,659	$8,595	$168,254

Equity Securities Held at Fair Value - December 31, 2018
Equity securities	$1,961	$—	$886	$2,847

Investment Securities, Available for Sale - December 31, 2018
U.S. Treasury notes and bonds	$—	$1,947	$—	$1,947
U.S. Government and federal agency	—	33,529	—	33,529
State and municipal	—	95,930	7,998	103,928
Mortgage-backed	—	21,575	—	21,575
Corporate	—	5,102	—	5,102
Trust preferred securities	—	—	500	500
Asset backed securities	—	21	—	21
Total	$—	$158,104	$8,498	$166,602

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2019	2018
Equity Securities Held at Fair Value
Balance, January 1	$886	$—
Reclassification due to implementation of ASU 2016-01	—	1,000
Total realized and unrealized gains included in noninterest income	77	—
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, March 31	$963	$1,000

Investment Securities, Available for Sale
Balance, January 1	$8,498	$13,398
Reclassification due to implementation of ASU 2016-01	—	(1,000)
Total unrealized gains (losses) included in other comprehensive income	97	(230)
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, March 31	$8,595	$12,168

Of the Level 3 assets that were held by the company at March 31, 2019, the net unrealized gain as of March 31, 2019 was $206,000, which is recognized in other comprehensive income in the consolidated balance sheet. There were no purchases or sales of Level 3 securities in the first quarter of 2019 or in the first quarter of 2018.

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

The company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(Dollars in thousands)	Balance at	Identical Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2019	$3,773	$—	$—	$3,773
December 31, 2018	$4,024	$—	$—	$4,024

Other Real Estate
March 31, 2019	$121	$—	$—	$121
December 31, 2018	$102	$—	$—	$102

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Service charges and fees on deposit accounts	$628	$622
Interchange income	405	433
Investment commission income	50	50
Other charges and fees for customer services	63	65
Noninterest income from contracts with customers within the scope of ASC 606	1,146	1,170
Noninterest income within the scope of other GAAP topics	613	478
Total noninterest income	$1,758	$1,648

NOTE 8 – BUSINESS COMBINATION

On March 22, 2019, ChoiceOne entered into an Agreement and Plan of Merger With County Bank Corp (“County”), the holding company for Lakestone Bank & Trust. Under the terms of the merger agreement, County will be merged with and into ChoiceOne, with ChoiceOne as the surviving corporation. Completion of the merger is subject to receipt of shareholder approval of both ChoiceOne and County, receipt of regulatory approval, and the satisfaction of other customary closing conditions. Management expects the merger to become effective in the second half of 2019. As of December 31, 2018, County had total assets of approximately $620 million, total loans of approximately $360 million, and total deposits of approximately $540 million.

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne itself. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue”, “future”, and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. Examples of forward-looking statements also include, but are not limited to, statements regarding the outlook and expectations of ChoiceOne and County Bank Corp (“County”) with respect to their planned merger, the strategic benefits and financial benefits of the merger, including the expected impact of the transaction on the combined company’s future financial performance (including anticipated accretion of earnings per share, cost savings, the tangible book value earn-back period and other operating and return metrics), and the timing of the closing of the transaction. All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Such risks, uncertainties, and assumptions include, among others, the following:

●	the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);

●	the failure of either ChoiceOne or County to obtain shareholder approval, or to satisfy any of the other closing conditions to the transaction on a timely basis or at all;

●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;

●	the possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where ChoiceOne and County do business, or as a result of other unexpected factors or events;

●	the impact of purchase accounting with respect to the transaction, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;

●	diversion of management’s attention from ongoing business operations and opportunities;

●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; and

●	the outcome of any legal proceedings that may be instituted against ChoiceOne or County.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2018. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2019 was $1,637,000, which represented a decrease of $21,000 or 1% compared to the same period in 2018. Growth in net interest income and noninterest income was offset by higher noninterest expense in the first quarter of 2019 compared to the first quarter of the prior year. Noninterest expense was impacted by $238,000 related to the proposed merger of ChoiceOne and County. The federal income tax effect of the merger expenses was estimated to be $15,000 as a portion, but not all, of the expenses are expected to be tax deductible. Net income, adjusted to exclude tax-effected merger expenses of $223,000, would have been $1,860,000 in the first quarter of 2019.

Basic and diluted earnings per common share were both $0.45 for the first quarter of 2019 compared to $0.46 for both in the same period in 2018. Basic and diluted earnings per common share, adjusted to exclude the tax-effected merger expenses, would have been $0.51 in the first quarter of 2019. Earnings per share for 2018 was adjusted for the 5% stock dividend paid in May 2018. The return on average assets and return on average shareholders’ equity percentages were 0.98% and 8.03%, respectively, for the first quarter of 2019, compared to 1.06% and 8.74%, respectively, for the same period in 2018.

Net income, basic earnings, and diluted earnings excluding tax-effected merger expenses are non-GAAP financial measures. Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly-comparable GAAP financial measures.

Dividends

Cash dividends of $724,000 or $0.20 per share were declared in the first quarter of 2019, compared to $619,000 or $0.17 per share in the first quarter of 2018. The per share amount for 2018 was adjusted for the 5% stock dividend paid in May 2018. The cash dividend payout percentage was 44% for the first three months of 2019, compared to 37% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2019 and 2018. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$425,144	$5,283	4.97%	$394,910	$4,597	4.66%
Taxable securities (2) (3)	117,438	760	2.59	109,614	685	2.50
Nontaxable securities (1) (2)	55,297	468	3.38	55,680	458	3.29
Other	10,603	68	2.57	12,312	57	1.86
Interest-earning assets	608,482	6,579	4.32	572,516	5,797	4.05
Noninterest-earning assets	59,204			55,766
Total assets	$667,686			$628,282

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$219,354	268	0.49%	$217,311	116	0.21%
Savings deposits	74,480	9	0.05	76,687	4	0.02
Certificates of deposit	124,045	574	1.85	95,350	226	0.95
Advances from Federal Home Loan Bank	17,396	116	2.66	12,820	45	1.42
Other	1,917	14	2.95	4,578	1	0.10
Interest-bearing liabilities	437,192	981	0.90	406,746	392	0.39
Noninterest-bearing demand deposits	147,882			144,028
Other noninterest-bearing liabilities	1,114			1,645
Total liabilities	586,188			552,419
Shareholders’ equity	81,498			75,863
Total liabilities and shareholders’ equity	$667,686			$628,282

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP)		$5,598	3.43%		$5,405	3.66%
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP)			3.68%			3.78%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP)		$5,598			$5,405
Adjustment for taxable equivalent interest (1)		(102)			(98)
Net interest income (GAAP)		$5,496			$5,307

Net interest margin (GAAP)		3.61%			3.71%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21%. The presentation these measures on a tax-equivalent basis is not in accordance with GAAP, but is customary in the banking industry. These non-GAAP measures ensure comparability with respect to both taxable and tax-exempt loans and securities.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2019 Over 2018
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$686	$365	$321
Taxable securities	75	50	25
Nontaxable securities (2)	10	(18)	28
Other	11	(44)	55
Net change in tax-equivalent interest income	782	353	429

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	152	1	151
Savings deposits	5	(1)	6
Certificates of deposit	348	84	264
Advances from Federal Home Loan Bank	71	20	51
Other	13	(4)	17
Net change in interest expense	589	100	489
Net change in tax-equivalentnet interest income	$193	$253	$(60)

 ______________

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

Net Interest Income

Tax-equivalent net interest income increased $193,000 in the first three months of 2019 compared to the same period in 2018. The benefit from growth in average interest-earning assets was partially offset by increases in the average balance of certificates of deposit and advances from the Federal Home Loan Bank. The net interest spread on a tax-equivalent basis declined by 23 basis points from 3.66% in the first quarter of 2018 to 3.43% in the same quarter in 2019, which had a $62,000 negative impact on tax-equivalent net interest income in the first quarter of 2019 compared to the same period in the prior year.

The average balance of loans increased $30.2 million in the first quarter of 2019 compared to the same period in 2018. Loans to other financial institutions provided $15.7 million of the growth. Average residential mortgage loans increased $7.4 million, while average commercial and industrial loans and commercial real estate loans were $7.1 million higher in the first quarter of 2019 than the first quarter of the prior year. The average balance of consumer loans was virtually unchanged from the first quarter of 2018 to the same period in the current year. The increase in the average loans balance was bolstered by a 31 basis point increase in the average rate earned. This caused tax-equivalent interest income from loans to increase $686,000 in the first quarter of 2019 compared to the same period in the prior year. The average balance of total securities increased $6.9 million in the first three months of 2019 compared to the same period in 2018. The effect of the average balance growth, reinforced by an 8 basis point increase in the average rate earned on securities, caused tax-equivalent securities income to increase $85,000 in the first quarter of 2019 compared to the same quarter in 2018.

The average balance of interest-bearing demand deposits increased $2.0 million in the first three months of 2019 compared to the same period in 2018. In addition to the higher average balance, an increase of 28 basis points in the average rate paid caused interest expense to increase $152,000 in the first quarter of 2019 compared to the same quarter in 2018. The average balance of certificates of deposit was up $28.7 million in the first quarter of 2019 compared to the same period in 2018. The growth in certificates of deposit plus a 90 basis point increase in the average rate paid on certificates caused interest expense to increase $348,000 in the first quarter of 2019 compared to the same period in 2018. The effect of a $4.6 million increase in the average balance of Federal Home Loan Bank advances and the impact of a 124 basis point increase in the average rate paid caused interest expense to increase $71,000 in the first quarter of 2019 compared to the same quarter in 2018.

ChoiceOne’s net interest income spread on a tax-equivalent basis was 3.43% in the first quarter of 2019, compared to 3.66% for the first quarter of 2018. The decline in the interest spread was due to an increase of 51 basis points in the average rate paid on interest-bearing liabilities, which was partially offset by growth of 28 basis points in the average rate earned on interest earning assets. Increases in short-term interest rates that occurred during 2018 were the primary factor for the higher average rates for both interest earning assets and interest-bearing liabilities. Competition in ChoiceOne’s market areas for loans and deposits caused the increase in interest rates that could be obtained on new loan originations to be less than the higher rate necessary to retain local deposits and to grow wholesale funding.

Provision and Allowance for Loan Losses

Total loans decreased $7.0 million in the first quarter of 2019, while the allowance for loan losses increased $57,000 during the same period. The provision for loan losses was $0 in the first quarter of 2019, compared to $35,000 in the same period in the prior year. Nonperforming loans were $3.7 million as of March 31, 2019, compared to $3.8 million as December 31, 2018 and $4.1 million as of March 31, 2018. The allowance for loan losses was 1.18% of total loans at March 31, 2019, compared to 1.14% at December 31, 2018 and 1.22% at March 31, 2018.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2019		2018
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	—	17	—	53
Consumer	106	143	69	37
Commercial real estate	—	2	—	55
Construction real estate	—	—	—	—
Residential real estate	—	1	3	24
	$106	$163	$72	$169

Net recoveries were $57,000 in the first quarter of 2019, compared to net recoveries of $97,000 during the same time period in 2018. Net recoveries on an annualized basis as a percentage of average loans were 0.05% in the first three months of 2019 and 0.10% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2019, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $110,000 in the first quarter of 2019 compared to the same period in 2018. The positive change in the market value of equity securities was $164,000 higher in the first quarter of the current year than the same quarter in the prior year. Small declines were experienced in customer service charges and gains on sales of loans due to lower activity levels. The reduction in other noninterest income was primarily due to a lower level of net servicing fee income on residential mortgage loans sold and serviced in the first quarter of 2019 compared to the same quarter in 2018.

Noninterest Expense

Total noninterest expense increased $370,000 in the first quarter of 2019 compared to the same period in 2018. The increase in professional fees in the first quarter of 2019 compared to the same period in the prior year was due in part to $238,000 related to the proposed merger of ChoiceOne and County. An increase of $91,000 in occupancy and equipment expense in the first quarter of 2019 compared to the first quarter of 2018 was caused by higher depreciation expense related to ChoiceOne’s two new offices opened in late 2018 and higher repairs and maintenance costs. The decline in advertising and promotional expense in the first quarter of 2019 compared to the same quarter in the prior year resulted from different timing of marketing campaigns in the two years.

Income Tax Expense

Income tax expense was $283,000 in the first quarter of 2019 compared to $298,000 for the same period in 2018. The effective tax rate was 14.7% for the first quarter of 2019 and 15.2% for the first quarter of 2018.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $1.6 million from December 31, 2018 to March 31, 2019. The small increase in the securities portfolio resulted from ChoiceOne’s desire to supplement growth in earning assets. Various securities totaling $4.8 million were purchased in the first three months of 2019 offset by approximately $3.8 million called or matured during that same time period. Principal repayments on securities totaled $0.7 million in the first three months of 2019.

Loans

Loans to other financial institutions were $7.5 million higher at March 31, 2019 than at December 31, 2018. The increase resulted from more activity in this loan program as of the end of the first quarter of 2019. Loans excluding loans held for sale and loans to other financial institutions declined $7.0 million from December 31, 2018 to March 31, 2019. Decreases of $7.1 million, $2.4 million, and $0.2 million in agricultural loans, commercial real estate loans, and consumer loans, respectively, were partially offset by growth of $1.1 million, $1.0 million, and $0.5 million in commercial and industrial loans, residential real estate loans, and construction real estate loans, respectively. The decrease in agricultural loans was primarily due to seasonal pay downs by borrowers. The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $3.8 million at March 31, 2019, compared to $4.0 million as of December 31, 2018. The change was primarily comprised of a decrease of $189,000 in impaired agricultural loans in the first quarter of 2019.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2019	2018
Loans accounted for on a nonaccrual basis	$1,584	$1,532
Accruing loans contractually past due 90 days or more as to principal or interest payments	—	—
Loans considered troubled debt restructurings	2,165	2,254
Total	$3,749	$3,786

At March 31, 2019, nonaccrual loans included $389,000 in agricultural loans, $1,000 in commercial and industrial loans, $50,000 in consumer loans, $119,000 in commercial real estate loans, and $1,025,000 in residential real estate loans. At December 31, 2018, nonaccrual loans included $393,000 in agricultural loans, $62,000 in consumer loans, $123,000 in commercial real estate loans, and $954,000 in residential real estate loans. Approximately 91% of the balance of loans considered troubled debt restructurings was performing according to their restructured terms as of March 31, 2019. Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2019.

Deposits and Borrowings

Total deposits decreased $12.6 million in the first quarter of 2019. Checking and savings deposits decreased $10.2 million, while certificates of deposit declined $2.4 million in the first three months of 2019. The decline in checking and savings accounts was primarily due to seasonal fluctuations for ChoiceOne’s depositors. The change in the balance of certificates of deposit was primarily comprised of growth in local certificates of $2.6 million and a reduction of brokered certificates of $5.0 million.

A decrease of $4.8 million in federal funds purchased during the first quarter of 2019 represented a normal fluctuation in ChoiceOne’s funding. Federal Home Loan Bank advances grew $15.0 million in the first quarter of 2019 as advances were used to replace maturing brokered certificates of deposit and to supplement the decline in local deposit balances.

Shareholders' Equity

Total shareholders' equity increased $2.2 million from December 31, 2018 to March 31, 2019. Other comprehensive income of $1.2 million resulted from improvement in the market value of ChoiceOne’s available for sale securities. The improvement was caused by a reduction in the first quarter of 2019 in mid- to long-term interest rates. Net income for the first quarter of 2019, net of cash dividends declared, also contributed $914,000 to the equity balance growth.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$73,214	13.9%	$42,101	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	68,492	13.0	23,682	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	68,492	13.0	21,050	6.0	N/A	N/A
Tier 1 capital (to average assets)	68,492	10.5	26,185	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$67,696	12.9%	$41,879	8.0%	$52,349	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	62,974	12.0	23,557	4.5	34,027	6.5
Tier 1 capital (to risk weighted assets)	62,974	12.0	20,940	6.0	31,409	8.0
Tier 1 capital (to average assets)	62,974	9.7	26,035	4.0	32,544	5.0

December 31, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$72,148	13.8%	$41,811	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	67,481	12.9	23,519	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	67,481	12.9	31,359	6.0	N/A	N/A
Tier 1 capital (to average assets)	67,481	10.5	25,658	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$66,976	12.9%	$41,599	8.0%	$51,999	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	62,309	12.0	23,399	4.5	33,799	6.5
Tier 1 capital (to risk weighted assets)	62,309	12.0	31,199	6.0	41,599	8.0
Tier 1 capital (to average assets)	62,309	9.8	25,512	4.0	31,890	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2019 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $0.7 million for the three months ended March 31, 2019 compared to $1.7 million provided in the same period a year ago. The decrease was caused by $1.2 million less net proceeds from loan sales in the first quarter of 2019 as compared to the same period in the prior year. Net cash used in investing activities was $1.0 million for the first three months of 2019 compared to $1.4 million in the same period in 2018. The effect of less net purchases of securities was offset by a smaller decline in total loans in 2019 compared to 2018. Net cash used in financing activities was $3.1 million in the three months ended March 31, 2019, compared to $23.1 million in the same period in the prior year. The change was primarily due to growth of $15.0 million in Federal Home Loan Bank advances in the first quarter of 2019, in contrast to a reduction of $10.0 million in the same quarter in 2018.

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

NON-GAAP FINANCIAL MEASURES

This report contains references to net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger expenses, each of which is a financial measure that is not defined in U.S. generally accepted accounting principles ("GAAP"). Management believes this non-GAAP financial measure provides additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

Non-GAAP financial measures have inherent limitations. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, we use non-GAAP measures as comparative tools, together with GAAP measures, to assist in the evaluation of our operating performance or financial condition. Also, we ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and that they are computed in a manner intended to facilitate consistent period-to-period comparisons. ChoiceOne’s method of calculating these non-GAAP financial measures may differ from methods used by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP or in-effect regulatory requirements.

A reconciliation of these non-GAAP financial measures follows:

Non-GAAP Reconciliation (Unaudited)

In addition to analyzing the Company's results on a reported basis, management reviews the Company's results on an adjusted basis. The non-GAAP measures presented in the table below reflect the adjustments of the reported U.S. GAAP results for significant items that management does not believe are reflective of the Company's current and ongoing operations.

	Quarter Ended
(In Thousands, Except Per Share Data)	3/31/2019	3/31/2018

Income before income tax	$1,920	$1,956
Adjustment for pre-tax merger expenses	238	—
Adjusted income before income tax	$2,158	$1,956

Income tax expense	$283	$298
Tax impact of adjustment for pre-tax merger expenses	15	—
Adjusted income tax expense	$298	$298

Net income	$1,637	$1,658
Adjustment for pre-tax merger expenses, net of tax impact	223	—
Adjusted net income	$1,860	$1,658

Basic earnings per share	$0.45	$0.46
Effect of merger expenses, net of tax impact	0.06	—
Adjusted basic earnings per share	$0.51	$0.46

Basic diluted per share	$0.45	$0.46
Effect of merger expenses, net of tax impact	0.06	—
Adjusted diluted earnings per share	$0.51	$0.46

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2019. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2018. As of the date of this report, ChoiceOne does not believe that there has been a material change in the nature or categories of ChoiceOne's risk factors, as compared to the information disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 23, 2019 ChoiceOne issued 1,146 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $28,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the first quarter of 2019.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

2.1	Agreement and Plan of Merger between County Bank Corp, and ChoiceOne Financial Services, Inc. dated March 22, 2019. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed March 25, 2019. Here incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of ChoiceOne. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 10, 2019	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)