Form 10-Q
period 2019-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2019-08-09
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the Registrant had outstanding 3,633,637 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2019	2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$13,687	$19,690

Equity securities at fair value (Note 2)	3,113	2,847
Securities available for sale (Note 2)	162,684	166,602
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,574	1,573

Loans held for sale	2,194	831
Loans to other financial institutions	28,950	20,644
Loans (Note 3)	397,227	409,073
Allowance for loan losses (Note 3)	(4,801)	(4,673)
Loans, net	392,426	404,400

Premises and equipment, net	15,502	15,879
Cash surrender value of life insurance policies	15,090	14,899
Goodwill	13,728	13,728
Other assets	7,555	7,457
Total assets	$658,497	$670,544

Liabilities
Deposits – noninterest-bearing	$149,320	$153,542
Deposits – interest-bearing	412,456	423,473
Total deposits	561,776	577,015

Federal funds purchased	2,000	4,800
Advances from Federal Home Loan Bank	5,216	5,233
Other liabilities	3,842	3,019
Total liabilities	572,834	590,067

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,632,917 at June 30, 2019 and 3,616,483 at December 31, 2018	54,756	54,523
Retained earnings	28,359	26,686
Accumulated other comprehensive income (loss), net	2,548	(732)
Total shareholders’ equity	85,663	80,477
Total liabilities and shareholders’ equity	$658,497	$670,544

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Interest income
Loans, including fees	$5,390	$5,028	$10,670	$9,624
Securities:
Taxable	767	713	1,527	1,398
Tax exempt	358	362	727	723
Other	39	12	107	69
Total interest income	6,554	6,115	13,031	11,814

Interest expense
Deposits	924	463	1,775	809
Advances from Federal Home Loan Bank	115	57	230	102
Other	14	25	29	26
Total interest expense	1,053	545	2,034	937

Net interest income	5,501	5,570	10,997	10,877
Provision for loan losses	—	—	—	35

Net interest income after provision for loan losses	5,501	5,570	10,997	10,842

Noninterest income
Customer service charges	1,148	1,120	2,181	2,175
Insurance and investment commissions	74	72	137	134
Gains on sales of loans	489	288	735	549
Gains on sales of securities	2	16	3	25
Gains on sales of other assets	2	—	15	8
Earnings on life insurance policies	95	98	191	192
Change in market value of equity securities	80	26	266	49
Other	139	101	258	237
Total noninterest income	2,029	1,721	3,786	3,369

Noninterest expense
Salaries and benefits	2,870	2,779	5,647	5,528
Occupancy and equipment	741	664	1,512	1,344
Data processing	582	555	1,138	1,089
Professional fees	678	311	1,195	528
Supplies and postage	75	97	175	213
Advertising and promotional	108	85	152	177
Other	708	623	1,277	1,199
Total noninterest expense	5,762	5,114	11,096	10,078

Income before income tax	1,767	2,177	3,687	4,133
Income tax expense	281	344	564	642

Net income	$1,487	$1,833	$3,123	$3,491

Basic earnings per share (Note 4)	$0.41	$0.51	$0.86	$0.97
Diluted earnings per share (Note 4)	$0.41	$0.50	$0.86	$0.96
Dividends declared per share	$0.20	$0.18	$0.40	$0.35

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)
	2019	2018	2019	2018
Net income	$1,487	$1,833	$3,123	$3,491

Other comprehensive income:
Changes in net unrealized gains and losses on investment securities available for sale, net of tax benefit (expense) of ($549) and $86 for the three months ended June 30, 2019 and June 30, 2018 respectively. Changes in net unrealized gains on investment securities available for sale, net of tax benefit (expense) of ($872) and $569 for the six months ended June 30, 2019 and June 30, 2018 respectively.	2,067	(324)	3,282	(2,140)

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $1 and $3 for the three months ended June 30, 2019 and June 30, 2018 respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $1 and $5 for the six months ended June 30, 2019 and June 30, 2018 respectively.	(1)	(12)	(2)	(20)

Other comprehensive income (loss), net of tax	2,066	(336)	3,280	(2,160)

Comprehensive income	$3,553	$1,497	$6,403	$1,331

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2019 (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, April 1, 2018	3,439,837	$50,139	$27,306	$(1,831)	$75,614

Net income			1,833		1,833
Other comprehensive loss				(336)	(336)
Shares issued	3,036	17			17
Shares repurchased	(10,000)	(271)			(271)
Effect of employee stock purchases		3			3
Stock options exercised and issued	809	—			—
Stock-based compensation expense		66			66
Restricted stock units vested	7,304				—
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.18 per share)			(651)		(651)

Balance, June 30, 2018	3,613,080	$54,289	$24,146	$(2,167)	$76,268

Balance, April 1, 2019	3,619,510	$54,621	$27,598	$482	$82,701

Net income			1,487		1,487
Other comprehensive income				2,066	2,066
Shares issued	3,253	12			12
Effect of employee stock purchases		3			3
Stock options exercised and issued	3,390	46			46
Stock-based compensation expense		64			64
Restricted stock units issued	6,764	10			10
Cash dividends declared ($0.20 per share)			(726)		(726)

Balance, June 30, 2019	3,632,917	54,756	$28,359	$2,548	$85,663

ChoiceOne Financial Services, Inc
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2019 (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss), Net	Total

Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income			3,491		3,491
Other comprehensive loss				(2,160)	(2,160)
Shares issued	4,532	50			50
Shares repurchased	(20,228)	(523)			(523)
Effect of employee stock purchases		6			6
Stock options exercised and issued	809				—
Stock-based compensation expense		131			131
Restricted stock units vested	7,304				—
Adoption effect of ASU 2016-01 (1)			244	(244)	—
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.35 per share)			(1,270)		(1,270)

Balance, June 30, 2018	3,613,080	$54,289	$24,146	$(2,167)	$76,268

Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			3,123		3,123
Other comprehensive income				3,280	3,280
Shares issued	5,257	59			59
Effect of employee stock purchases		7			7
Stock options exercised and issued	3,390	46			46
Stock-based compensation expense		121			121
Restricted stock units issued	7,787				—
Cash dividends declared ($0.40 per share)			(1,450)		(1,450)

Balance, June 30, 2019	3,632,917	54,756	$28,359	$2,548	$85,663

(1) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)
	2019	2018
Cash flows from operating activities:
Net income	$3,123	$3,491
Adjustments to reconcile net income to net cash from
operating activities:
Provision for loan losses	—	35
Depreciation	700	579
Amortization	445	460
Compensation expense on employee and director stock purchases,
stock options, and restricted stock units	145	148
Gains on sales of securities	(3)	(25)
Net change in market value of equity securities	(266)	(49)
Gains on sales of loans	(735)	(549)
Loans originated for sale	(11,166)	(17,835)
Proceeds from loan sales	10,110	19,120
Earnings on bank-owned life insurance	(191)	(192)
Gains on sales of other real estate owned	(15)	(8)
Proceeds from sales of other real estate owned	104	114
Deferred federal income tax benefit	94	40
Net changes in other assets	160	(804)
Net changes in other liabilities	(49)	219
Net cash from operating activities	2,456	4,744

Cash flows from investing activities:
Securities available for sale:
Sales	—	2,716
Maturities, prepayments and calls	17,581	6,072
Purchases	(9,755)	(21,177)
Purchase of Federal Reserve Bank stock	(1)	—
Loan originations and payments, net	3,457	686
Additions to premises and equipment	(323)	(1,143)
Net cash used in investing activities	10,959	(12,846)

Cash flows from financing activities:
Net change in deposits	(15,239)	(11,932)
Net change in repurchase agreements	—	(7,148)
Net change in federal funds purchased	(2,800)	4,000
Proceeds from Federal Home Loan Bank advances	75,000	30,000
Payments on Federal Home Loan Bank advances	(75,017)	(30,017)
Issuance of common stock	88	40
Repurchase of common stock	—	(523)
Cash dividends and fractional shares from stock dividend	(1,450)	(1,278)
Net cash used in financing activities	(19,418)	(16,858)

Net change in cash and cash equivalents	(6,003)	(24,960)
Beginning cash and cash equivalents	19,690	36,837

Ending cash and cash equivalents	$13,687	$11,877

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,043	$889
Cash paid for income taxes	$185	$700
Loans transferred to other real estate owned	$347	$179

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, the Consolidated Statements of Income for the three and six-month periods ended June 30, 2019 and June 30, 2018, the Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2019 and June 30, 2018, the Consolidated Statements of Changes in Shareholders’ Equity for the three and six-month periods ended June 30, 2019 and June 30, 2018, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2018.

Loans to Other Financial Institutions

The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 13 different mortgage bankers, with the largest creditor outstanding representing 24% of the total at June 30, 2019.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At June 30, 2019, 27 of the 184 participating interests with principal balances totaling $5.8 million had balances outstanding over 30 days. During the first six months of 2019 and 2018, there were no losses or charge-offs of participating interests.

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

Stock Transactions

Shares totaling 3,390 were issued upon the exercise of stock options for a cash price of $46,000 in the first six months of 2019. A total of 3,419 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $89,000 under the terms of the Directors’ Stock Purchase Plan in the first half of 2019. A total of 1,838 shares for a cash price of $42,000 were issued under the Employee Stock Purchase Plan in the first six months of 2019. Shares issued upon the vesting of restricted stock units, net of shares withheld for payment of related taxes, totaled 7,787 in the first half of 2019.

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

Recent Accounting Pronouncements

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The company implemented ASU 2016-01 effective January 1, 2018. A cumulative-effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have also been presented separately from available for sale debt securities on the balance sheet and the fair value of loans has been estimated using an exit price notion in Note 5.

The FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Implementation of the new standard caused ChoiceOne to recognize $105,000 of a lease asset and liability as of January 1, 2019. The lease asset was included in premises and equipment and the lease liability in other liabilities in the consolidated balance sheet. The impact on ChoiceOne’s expense was not significant.

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. In July 2019, FASB made a decision to propose delaying the effective date for the credit loss standard to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities and private companies. As a smaller reporting company, ChoiceOne would be eligible for the proposed delay under the updated language in the standard. ChoiceOne is currently evaluating the impact of the proposed delay on its implementation project plan.

NOTE 2 – SECURITIES

The fair value of equity securities at fair value and the related gross unrealized gains recognized in noninterest income were as follows:

June 30, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	$634	$(23)	$3,113

December 31, 2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	$459	$(114)	$2,847

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		June 30, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$30,065	$23	$(18)	$30,070
U.S. Treasury	1,993	9	—	2,002
State and municipal	99,514	2,371	(12)	101,873
Mortgage-backed	24,419	656	(3)	25,072
Corporate	2,647	25	(5)	2,667
Foreign debt	500	—	—	500
Trust preferred securities	500	—	—	500
Total	$159,638	$3,084	$(38)	$162,684

		December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,079	$1	$(551)	$33,529
U.S. Treasury	1,992	—	(45)	1,947
State and municipal	104,317	544	(933)	103,928
Mortgage-backed	21,654	126	(205)	21,575
Corporate	5,147	1	(46)	5,102
Trust preferred securities	500	—	—	500
Asset-backed securities	21	—	—	21
Total	$167,710	$672	$(1,780)	$166,602

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three- and six-months ended June 30, 2019 or in the same periods in 2018. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of June 30, 2019, the fair value of securities as of June 30, 2019 and December 31, 2018, and the weighted average yields of securities as of June 30, 2019:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2019	2018

U.S. Government and federal agency	$21,048	$7,025	$1,997	$—	$30,070	$33,529
U.S. Treasury notes and bonds	—	2,002	—	—	2,002	1,947
State and municipal	12,503	51,177	36,244	1,949	101,873	103,928
Corporate	—	2,667	—	—	2,667	5,102
Foreign debt	500	—	—	—	500	—
Trust preferred securities	500	—	—	—	500	500
Asset-backed securities	—	—	—	—	—	21
Total debt securities	34,551	62,871	38,241	1,949	137,612	145,027

Mortgage-backed securities	16	19,400	5,656	—	25,072	21,575
Equity securities (1)	—	—	977	2,136	3,113	2,847
Total	$34,567	$82,271	$44,874	$4,085	$165,797	$169,449

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	2.00%	2.33%	2.73%	—%	2.12%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (2)	2.61	2.82	3.20	0.65	2.89
Corporate	—	2.66	—	—	2.66
Foreign debt	2.27	—	—	—	2.27
Trust preferred securities	6.00	—	—	—	6.00
Mortgage-backed securities	4.45	3.09	3.07	—	3.08
Equity securities (1)	—	—	4.51	—	1.22

(1) Equity securities are preferred and common stock that may or may not have a stated maturity.

Following is information regarding unrealized gains and losses on equity securities for the three- and six-month periods ending June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net gains and losses recognized during the period	$80	$26	$266	$58
Less: Net gains and losses recognized during the period on securities sold	—	—	—	9
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$80	$26	$266	$49

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
Three Months Ended
June 30, 2019
Beginning balance	$424	$857	$336	$1,863	$40	$558	$652	$4,730
Charge-offs	—	(1)	(45)	—	—	(15)	—	(61)
Recoveries	65	3	39	4	—	21	—	132
Provision	(127)	(41)	5	531	3	(42)	(329)	—
Ending balance	$362	$818	$335	$2,398	$43	$522	$323	$4,801

Six Months Ended
June 30, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	—	(2)	(151)	—	—	(14)	—	(167)
Recoveries	65	20	88	6	—	116	—	295
Provision	(184)	(92)	144	466	5	(117)	(222)	—
Ending balance	$362	$818	$335	$2,398	$43	$522	$323	$4,801

Individually evaluated for impairment	$80	$84	$10	$605	$—	$159	$—	$938

Collectively evaluated for impairment	$282	$734	$325	$1,793	$43	$363	$323	$3,863

Three Months Ended
June 30, 2018
Beginning balance	$350	$1,005	$245	$1,786	$18	$625	$680	$4,709
Charge-offs	—	(57)	(50)	—	—	(9)	—	(116)
Recoveries	—	—	15	3	—	48	—	66
Provision	9	22	(5)	122	(2)	(44)	(102)	—
Ending balance	$359	$970	$205	$1,911	$16	$620	$578	$4,659

Six Months Ended
June 30, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	(58)	(118)	—	—	(13)	—	(189)
Recoveries	—	53	51	59	—	73	—	236
Provision	(147)	(26)	10	91	(19)	(166)	292	35
Ending balance	$359	$970	$205	$1,911	$16	$620	$578	$4,659

Individually evaluated for impairment	$—	$76	$1	$28	$—	$221	$—	$326

Collectively evaluated for impairment	$359	$894	$204	$1,883	$16	$399	$578	$4,333

Loans
June 30, 2019
Individually evaluated for impairment	$389	$362	$54	$2,937	$—	$2,613		$6,355
Collectively evaluated for impairment	40,492	84,720	24,628	138,005	9,948	93,079		390,872
Ending balance	$40,881	$85,082	$24,682	$140,942	$9,948	$95,692		$397,227

December 31, 2018
Individually evaluated for impairment	$578	$21	$90	$623	$—	$2,712		$4,024
Collectively evaluated for impairment	48,531	91,385	24,292	138,830	8,843	93,168		405,049
Ending balance	$49,109	$91,406	$24,382	$139,453	$8,843	$95,880		$409,073

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Risk ratings 1 and 2	$12,032	$15,300	$12,759	$11,972	$9,208	$7,962
Risk rating 3	17,950	23,938	41,464	50,266	88,377	89,173
Risk rating 4	9,829	9,082	27,666	23,961	37,280	36,193
Risk rating 5	681	211	2,846	5,204	2,469	4,850
Risk rating 6	389	578	347	3	3,608	1,275
	$40,881	$49,109	$85,082	$91,406	$140,942	$139,453

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$24,640	$24,320	$9,948	$8,843	$94,775	$94,925
Nonperforming	—	—	—	—	—	—
Nonaccrual	42	62	—	—	917	955
	$24,682	$24,382	$9,948	$8,843	$95,692	$95,880

The following schedule provides information on loans that were considered TDRs that were modified during the three- and six-month periods ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	2	$2,471	$2,471	2	$2,471	$2,471
Residential real estate	1	17	17	1	17	17
	3	$2,488	$2,488	3	$2,488	$2,488

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial and industrial	—	$—	$—	1	$39	$39

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

The following schedule provides information on TDRs as of June 30, 2019 and 2018 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and six-month periods ended June 30, 2019 and June 30, 2018 that had been modified during the year prior to the default:

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial real estate	2	$2,471	2	$2,471

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	1	$39	1	$39

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2019
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Commercial real estate	—	—	—
Construction real estate	—	—	—
Residential real estate	115	115	—
Total	115	115	—
With an allowance recorded
Agricultural	389	469	80
Commercial and industrial	362	446	84
Consumer	54	64	10
Commercial real estate	2,937	3,542	605
Construction real estate	—	—	—
Residential real estate	2,498	2,656	159
Total	6,240	7,177	938
Total
Agricultural	389	469	80
Commercial and industrial	362	446	84
Consumer	54	64	10
Commercial real estate	2,937	3,542	605
Construction real estate	—	—	—
Residential real estate	2,613	2,771	159
Total	$6,355	$7,292	$938

December 31, 2018
With no related allowance recorded
Agricultural	$185	$185	$—
Commercial and industrial	—	—	—
Consumer	1	1	—
Construction real estate	—	—	—
Commercial real estate	73	109	—
Residential real estate	250	261	—
Total	509	556	—
With an allowance recorded
Agricultural	393	440	94
Commercial and industrial	21	21	3
Consumer	89	89	13
Construction real estate	—	—	—
Commercial real estate	550	609	20
Residential real estate	2,462	2,494	167
Total	3,515	3,653	297
Total
Agricultural	578	625	94
Commercial and industrial	21	21	3
Consumer	90	90	13
Construction real estate	—	—	—
Commercial real estate	623	718	20
Residential real estate	2,712	2,755	167
Total	$4,024	$4,209	$297

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the six months ended June 30, 2019 and 2018:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
June 30, 2019
With no related allowance recorded
Agricultural	$62	$—
Commercial and industrial	—	10
Consumer	—	—
Commercial real estate	49	75
Residential real estate	174	54
Total	285	139
With an allowance recorded
Agricultural	390	—
Commercial and industrial	136	—
Consumer	69	—
Commercial real estate	1,340	—
Residential real estate	2,498	—
Total	4,433	0
Total
Agricultural	452	—
Commercial and industrial	136	10
Consumer	69	—
Commercial real estate	1,389	75
Residential real estate	2,672	54
Total	$4,718	$139

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
June 30, 2018
With no related allowance recorded
Agricultural	$423	$—
Commercial and industrial	20	2
Consumer	3	—
Commercial real estate	79	—
Residential real estate	137	1
Total	662	3
With an allowance recorded
Agricultural	—	—
Commercial and industrial	215	8
Consumer	43	1
Commercial real estate	733	22
Residential real estate	2,633	63
Total	3,624	94
Total
Agricultural	423	—
Commercial and industrial	235	10
Consumer	46	1
Commercial real estate	812	22
Residential real estate	2,770	64
Total	$4,286	$97

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
June 30, 2019
Agricultural	$—	$—	$—	$—	$40,881	$40,881	$—
Commercial and industrial	—	—	—	—	85,082	85,082	—
Consumer	77	6	5	88	24,594	24,682	—
Commercial real estate	1,372	1,099	—	2,471	138,471	140,942	—
Construction real estate	—	—	—	—	9,948	9,948	—
Residential real estate	660	250	124	1,034	94,658	95,692	—
	$2,109	$1,355	$129	$3,593	$393,634	$397,227	$—

December 31, 2018
Agricultural	$—	$—	$—	$—	$49,109	$49,109	$—
Commercial and industrial	5	—	—	5	91,401	91,406	—
Consumer	149	40	11	200	24,182	24,382	—
Commercial real estate	—	—	73	73	139,380	139,453	—
Construction real estate	—	—	—	—	8,843	8,843	—
Residential real estate	1,493	486	648	2,627	93,253	95,880	—
	$1,647	$526	$732	$2,905	$406,168	$409,073	$—

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Agricultural	$389	$393
Commercial and industrial	346	—
Consumer	42	62
Commercial real estate	2,516	123
Construction real estate	—	—
Residential real estate	917	954
	$4,210	$1,532

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2019	2018	2019	2018
Basic Earnings Per Share
Net income available to common shareholders	$1,487	$1,833	$3,123	$3,491

Weighted average common shares outstanding	3,628,916	3,613,398	3,623,651	3,614,197

Basic earnings per share	$0.41	$0.51	$0.86	$0.97

Diluted Earnings Per Share
Net income available to common shareholders	$1,487	$1,833	$3,123	$3,491

Weighted average common shares outstanding	3,628,916	3,613,398	3,623,651	3,614,197
Plus dilutive stock options and restricted stock units	12,549	12,550	9,572	10,463

Weighted average common shares outstanding and potentially dilutive shares	3,641,465	3,625,948	3,633,223	3,624,660

Diluted earnings per share	$0.41	$0.50	$0.86	$0.96

There were no stock options that were considered to be anti-dilutive to earnings for the second quarter of 2019 and 13,500 that were considered to be anti-dilutive to earnings for the first half of 2019 and were excluded from the calculation above. There were no stock options that were considered to be anti-dilutive to earnings per share for the second quarter of 2018 and 15,000 that were considered to be anti-dilutive for the first half of 2018 and were excluded from the calculation above.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2019
Assets:
Cash and due from banks	$13,687	$13,687	$13,687	$—	$—
Equity securities at fair value	3,113	3,113	2,136	—	977
Securities available for sale	162,684	162,684	—	154,412	8,272
Federal Home Loan Bank and Federal
Reserve Bank stock	3,568	3,568	—	3,568	—
Loans held for sale	2,194	2,194	—	2,194	—
Loans to other financial
institutions	28,950	28,950	—	28,950	—
Loans, net	392,426	388,307	—	—	388,307
Accrued interest receivable	2,300	2,300	—	2,300	—

Liabilities:
Noninterest-bearing deposits	149,320	149,320	—	149,320	—
Interest-bearing deposits	412,456	412,404	—	412,404	—
Federal funds purchased	2,000	2,000	—	2,000	—
Federal Home Loan Bank advances	5,216	5,229	—	5,229	—
Accrued interest payable	201	201	—	201	—

December 31, 2018
Assets:
Cash and due from banks	$19,690	$19,690	$19,690	$—	$—
Equity securities at fair value	2,847	2,847	1,961	—	886
Securities available for sale	166,602	166,602	—	158,104	8,498
Federal Home Loan Bank and Federal
Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	831	856	—	856	—
Loans to other financial institutions	20,644	20,644	—	20,644	—
Loans, net	404,400	399,091	—	—	399,091
Accrued interest receivable	2,267	2,267	—	2,267	—

Liabilities:
Noninterest-bearing deposits	153,542	153,542	—	153,542	—
Interest-bearing deposits	423,473	422,381	—	422,381	—
Federal funds purchased	4,800	4,800	—	4,800	—
Federal Home Loan Bank advances	5,233	5,241	—	5,241	—
Accrued interest payable	210	210	—	210	—

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

There were no liabilities measured at fair value as of June 30, 2019 or December 31, 2018. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Equity Securities Held at Fair Value - June 30, 2019
Equity securities	$2,136	$—	$977	$3,113

Investment Securities, Available for Sale – June 30, 2019
U.S. Treasury notes and bonds	$—	$2,002	$—	$2,002
U.S. Government and federal agency	—	30,070	—	30,070
State and municipal	—	94,101	7,772	101,873
Mortgage-backed	—	25,072	—	25,072
Corporate	—	2,667	—	2,667
Foreign debt	—	500	—	500
Trust preferred securities	—	—	500	500
Total	$—	$154,412	$8,272	$162,684

Equity Securities Held at Fair Value - December 31, 2018
Equity securities	$1,961	$—	$886	$2,847

Investment Securities, Available for Sale - December 31, 2018
U.S. Treasury notes and bonds	$—	$1,947	$—	$1,947
U.S. Government and federal agency	—	33,529	—	33,529
State and municipal	—	95,930	7,998	103,928
Mortgage-backed	—	21,575	—	21,575
Corporate	—	5,102	—	5,102
Trust preferred securities	—	—	500	500
Asset backed securities	—	21	—	21
Total	$—	$158,104	$8,498	$166,602

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six months ended
(Dollars in thousands)	June 30,
	2019	2018
Equity Securities Held at Fair Value
Balance, January 1	$886	$—
Reclassification due to implementation of ASU 2016-01	—	1,000
Total realized and unrealized gains included in noninterest income	91	—
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, June 30	$977	$1,000

Investment Securities, Available for Sale
Balance, January 1	$8,498	$13,398
Reclassification due to implementation of ASU 2016-01	—	(1,000)
Total unrealized gains (losses) included in other comprehensive income	259	(246)
Net purchases, sales, calls, and maturities	(485)	(313)
Net transfers into Level 3	—	—
Balance, June 30	$8,272	$11,839

Of the available for sale Level 3 assets that were held by the company at June 30, 2019, the net unrealized gain as of June 30, 2019 was $404,000, which was recognized in other comprehensive income in the consolidated balance sheet. Of the equity securities held at fair value Level 3 assets that were held by the company at June 30, 2019, the net realized gain as of June 30, 2019 was $90,000 which was recognized in income. There were no purchases or sales of Level 3 securities in the second quarter or first six months of 2019.

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

The company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(Dollars in thousands)	Balance at	Identical Assets	Inputs	Inputs
	Dates Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2019	$6,355	$—	$—	$6,355
December 31, 2018	$4,024	$—	$—	$4,024

Other Real Estate
June 30, 2019	$359	$—	$—	$359
December 31, 2018	$102	$—	$—	$102

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2019	2018	2019	2018

Service charges and fees on deposit accounts	$670	$669	$1,297	$1,292
Interchange income	478	451	884	884
Investment commission income	56	57	105	107
Other charges and fees for customer services	56	47	120	112
Noninterest income from contracts with customers within the scope of ASC 606	1,260	1,224	2,406	2,395
Noninterest income within the scope of other GAAP topics	769	496	1,380	975
Total noninterest income	$2,029	$1,721	$3,786	$3,369

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

RESULTS OF OPERATIONS

Summary

Net income for the second quarter of 2019 was $1,487,000, which represented a decrease of $346,000 or 19% compared to the same period in 2018. Net income for the first six months of 2019 was $3,123,000, which represented a decrease of $368,000 or 11% compared to the first half of the prior year. Growth in interest income and noninterest income was offset by higher noninterest expense in the first half of 2019 compared to the first half of 2018. Noninterest expense for the first six months of 2019 was impacted by $588,000 of expense related to the proposed merger of ChoiceOne and County. The federal income tax effect of the merger expenses was estimated to be $15,000 as only a portion of the expenses are expected to be tax deductible. Net income adjusted to exclude tax-effected merger expenses of $573,000 was $3,696,000 in the first half of 2019.

Basic earnings per common share were $0.41 for the second quarter and $0.86 for the first six months of 2019, compared to $0.51 for the second quarter and $0.97 for the first half of the prior year. Diluted earnings per share were $0.41 for the second quarter and $0.86 for the first six months of 2019, compared to $0.50 for the second quarter and $0.96 for the first half of the prior year. Diluted earnings per share, adjusted to exclude the tax-effected merger expenses, would have been $0.50 in the second quarter and $1.02 in the first half of 2019. Earnings per share for 2018 was adjusted for the 5% stock dividend paid in May 2018. The return on average assets and return on average shareholders’ equity percentages were 0.94% and 7.55%, respectively, for the first six months of 2019, compared to 1.12% and 9.20%, respectively, for the same period in 2018.

Net income, basic earnings per share, diluted earnings per share, return on average assets and return on average shareholders’ equity, excluding tax-effected merger expenses are non-GAAP financial measures. Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly-comparable GAAP financial measures.

Dividends

Cash dividends of $726,000 or $0.20 per share were declared in the second quarter of 2019, compared to $651,000 or $0.18 per share in the second quarter of 2018. Cash dividends declared in the first six months of 2019 were $1,450,000 or $0.40 per share, compared to $1,270,000 or $0.35 per share in the same period in the prior year. The per share amounts for 2018 were adjusted for the 5% stock dividend paid in May 2018. The cash dividend payout percentage was 46% for the first six months of 2019, compared to 36% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three- and six-month periods ended June 30, 2019 and 2018. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$424,691	$5,393	5.08%	$396,985	$5,029	5.07%
Taxable securities (2) (3)	117,017	767	2.62	114,301	713	2.50
Nontaxable securities (1) (2)	54,209	454	3.35	55,823	459	3.29
Other	8,083	39	1.91	8,088	12	0.59
Interest-earning assets	604,000	6,653	4.41	575,197	6,213	4.32
Noninterest-earning assets	59,499			47,691
Total assets	$663,499			$622,888

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$202,833	$267	0.53%	$197,684	$137	0.28%
Savings deposits	74,319	10	0.05	77,239	3	0.02
Certificates of deposit	128,108	647	2.02	106,348	323	1.21
Advances from Federal Home Loan Bank	16,485	114	2.78	12,014	58	1.93
Other	2,121	15	2.82	5,660	25	1.77
Interest-bearing liabilities	423,866	1,053	0.99	398,945	546	0.55
Noninterest-bearing demand deposits	154,127			147,560
Other noninterest-bearing liabilities	1,541			535
Total liabilities	579,534			547,040
Shareholders’ equity	83,965			75,848
Total liabilities and shareholders’ equity	$663,499			$622,888

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP) (1)		$5,600	3.42%		$5,667	3.77%
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP) (1)			3.71%			3.94%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$5,600			$5,667
Adjustment for taxable equivalent interest		(99)			(96)
Net interest income (GAAP)		$5,501			$5,571

Net interest margin (GAAP)		3.64%			3.87%

	Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$424,916	$10,675	5.02%	$395,951	$9,626	4.86%
Taxable securities (2) (3)	117,227	1,527	2.60	111,969	1,398	2.50
Nontaxable securities (1) (2)	54,750	922	3.37	55,752	917	3.29
Other	8,625	107	2.47	7,529	69	1.84
Interest-earning assets	605,518	13,231	4.37	571,201	12,010	4.21
Noninterest-earning assets	60,065			54,467
Total assets	$665,583			$625,668

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$211,048	$535	0.51%	$207,443	$253	0.24%
Savings deposits	74,399	19	0.05	76,964	7	0.02
Certificates of deposit	126,088	1,221	1.94	100,879	549	1.09
Advances from Federal Home Loan Bank	16,939	230	2.72	12,415	102	1.64
Other	2,020	29	2.87	5,123	26	1.02
Interest-bearing liabilities	430,494	2,034	0.94	402,824	937	0.47
Noninterest-bearing demand deposits	151,020			145,803
Other noninterest-bearing liabilities	1,338			1,151
Total liabilities	582,852			549,778
Shareholders’ equity	82,731			75,890
Total liabilities and shareholders’ equity	$665,583			$625,668

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP) (1)		$11,197	3.43%		$11,073	3.74%
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP) (1)			3.70%			3.88%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$11,197			$11,073
Adjustment for taxable equivalent interest		(201)			(196)
Net interest income (GAAP)		$10,996			$10,877

Net interest margin (GAAP)		3.63%			3.85%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21%. The presentation these measures on a tax-equivalent basis is not in accordance with GAAP, but is customary in the banking industry. These non-GAAP measures ensure comparability with respect to both taxable and tax-exempt loans and securities.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2019 Over 2018
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$364	$352	$12
Taxable securities	54	17	37
Nontaxable securities (2)	(5)	(46)	41
Other	27	—	27
Net change in tax-equivalent interest income	440	323	117

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	130	4	126
Savings deposits	7	(1)	8
Certificates of deposit	324	77	247
Advances from Federal Home Loan Bank	56	26	30
Other	(10)	(66)	56
Net change in interest expense	507	40	467

Net change in tax-equivalent net interest income	$(67)	$283	$(350)

	Six Months Ended June 30,
(Dollars in thousands)	2019 Over 2018
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,049	$719	$330
Taxable securities	129	68	61
Nontaxable securities (2)	5	(36)	41
Other	38	11	27
Net change in tax-equivalent interest income	1,221	762	459

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	282	5	277
Savings deposits	12	(1)	13
Certificates of deposit	672	163	509
Advances from Federal Home Loan Bank	128	46	82
Other	3	(47)	50
Net change in interest expense	1,097	166	931

Net change in tax-equivalent net interest income	$124	$596	$(472)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

Net Interest Income

Tax-equivalent net interest income increased $124,000 in the first six months of 2019 compared to the same period in 2018. The benefit from growth in average interest-earning assets was partially offset by increases in the average balance of certificates of deposit and advances from the Federal Home Loan Bank. The net interest spread on a tax-equivalent basis declined by 31 basis points from 3.74% in the first six months of 2018 to 3.43% in the same period in 2019, which had a $472,000 negative impact on tax-equivalent net interest income in the first half of 2019 compared to the same period in the prior year.

The average balance of loans increased $32.9 million in the first six months of 2019 compared to the same period in 2018. Loans to other financial institutions provided $17.2 million of the growth. Average residential real estate loans increased $12.2 million, while average commercial and industrial loans and commercial real estate loans were $3.3 million higher in the first half of 2019 than the first half of the prior year. The increase in the average loans balance was bolstered by a 12 basis point increase in the average rate earned. This caused tax-equivalent interest income from loans to increase $1.0 million in the first half of 2019 compared to the same period in the prior year. The average balance of total securities increased $4.3 million in the first six months of 2019 compared to the same period in 2018. The effect of the average balance growth, reinforced by a 9 basis point increase in the average rate earned on securities, caused tax-equivalent securities income to increase $134,000 in the first six months of 2019 compared to the same period in 2018.

The average balance of interest-bearing demand deposits increased $3.6 million in the first six months of 2019 compared to the same period in 2018. The growth plus the impact of an increase of 27 basis points in the average rate paid on interest-bearing demand deposits caused interest expense to increase $282,000 in the first half of 2019 compared to the same period in 2018. The average balance of certificates of deposit was up $25.2 million in the first six months of 2019 compared to the same period in 2018. Brokered certificates of deposit provided $15.4 million of the average balance increase in 2019. The growth in certificates of deposit plus an 85 basis point increase in the average rate paid on certificates caused interest expense to increase $672,000 in the first half of 2019 compared to the same period in 2018. The effect of a $4.5 million increase in the average balance of Federal Home Loan Bank advances and the impact of a 108 basis point increase in the average rate paid caused interest expense to increase $128,000 in the first six months of 2019 compared to the first half of 2018.

ChoiceOne’s net interest income spread on a tax-equivalent basis was 3.43% in the first six months of 2019, compared to 3.74% for the first half of 2018. The decline in the interest spread was due to an increase of 47 basis points in the average rate paid on interest-bearing liabilities, which was partially offset by growth of 16 basis points in the average rate earned on interest earning assets. Increases in short-term interest rates that began in 2018 and continued in early 2019 was the primary factor for the higher average rates in both interest earning assets and interest-bearing liabilities. Competition in ChoiceOne’s market areas for loans and deposits caused the increase in interest rates that could be obtained on new loan originations to be less than the increase in rates necessary to retain local deposits and to grow wholesale funding.

Provision and Allowance for Loan Losses

Total loans decreased $11.8 million in the first six months of 2019, while the allowance for loan losses increased $128,000 during the same period. No provision expense was recorded in the first six months of the year due to the decline in loans and because ChoiceOne remained in a net loan recoveries position. Nonperforming loans were $6.3 million as of June 30, 2019, compared to $3.7 million as March 31, 2019 and $3.8 million as of December 31, 2018. The increase in nonperforming loans was related to a single loan relationship that was placed in nonaccrual status during the second quarter of 2019. A specific reserve was allocated for this relationship. The allowance for loan losses was 1.21% of total loans at June 30, 2019, compared to 1.18% at March 31, 2019 and 1.14% at December 31, 2018.

Charge-offs and recoveries for respective loan categories for the six months ended June 30 were as follows:

(Dollars in thousands)	2019		2018
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$65	$—	$—
Commercial and industrial	2	20	58	53
Consumer	151	88	118	51
Commercial real estate	—	6	—	59
Construction real estate	—	—	—	—
Residential real estate	14	116	13	73
	$167	$295	$189	$236

Net recoveries of $71,000 and $128,000 were recorded in the second quarter and first six months of 2019, respectively, compared to net charge-offs of $50,000 and net recoveries of $47,000 during the same periods in 2018, respectively. Net recoveries on an annualized basis as a percentage of average loans were 0.06% in the first six months of 2019 and 0.02% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2019, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $308,000 in the second quarter and $417,000 in the first half of 2019 compared to the same periods in 2018. The positive change in the market value of equity securities was $217,000 higher in the first half of the current year than the same period in the prior year. With a decline in long term rates, which reduced residential real estate loan rates, gains on sales of loans increased $186,000 in the first six months of 2019 compared to the first half of 2018.

Noninterest Expense

Total noninterest expense increased $648,000 in the second quarter and $1,018,000 in the first half of 2019 compared to the same periods in 2018. The $667,000 increase in professional fees in the first six months of 2019 compared to the same period in the prior year was due in part to $588,000 of expense related to the proposed merger of ChoiceOne and County. An increase of $168,000 in occupancy and equipment expense in the first six months of 2019 compared to the first half of 2018 was caused by higher depreciation expense related to ChoiceOne’s two new offices opened in late 2018 and higher repairs and maintenance costs. These two new branch openings also contributed to an increase in salaries and benefits expense of $119,000 in the first six months of 2019 compared to the same period in 2018.

Income Tax Expense

Income tax expense was $564,000 in the first six months of 2019 compared to $642,000 for the same period in 2018. The effective tax rate was 15.3% for the first half of 2019 and 15.5% for the first half of 2018.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio decreased $3.9 million from December 31, 2018 to June 30, 2019. Due to current market rates available for securities, management limited securities purchases in the first half of 2019. Various securities totaling $9.8 million were purchased in the first six months of 2019 and were offset by approximately $15.6 million called or matured during that same time period. Principal repayments on securities totaled $2.0 million in the first six months of 2019. Due to lower interest rates in the first half of 2019, the Bank’s market value adjustment on securities available for sale improved from a net unrealized loss of $1.1 million as of December 31, 2018 to a net unrealized gain of $3.0 million as of June 30, 2019.

Loans

The balance of loans to other financial institutions was $8.3 million higher at June 30, 2019 than at December 31, 2018. The increase resulted from more activity in this loan program during the first half of 2019. Loans, excluding loans held for sale and loans to other financial institutions, declined $11.8 million from December 31, 2018 to June 30, 2019. Decreases of $8.2 million and $6.3 million in agricultural loans and commercial and industrial loans, respectively, were partially offset by growth of $1.5 million in commercial real estate loans and $1.1 million in construction real estate loans. The decrease in agricultural loans was primarily due to seasonal pay downs by borrowers. The other balance changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $6.4 million at June 30, 2019, compared to $3.8 million as of March 31, 2019 and $4.0 million as of December 31, 2018. The change was primarily comprised of a single relationship that was placed in nonaccrual status in the second quarter of 2019. Approximately $670,000 of allowance had been allocated to this loan relationship as of June 30, 2019.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2019	2018
Loans accounted for on a nonaccrual basis	$4,210	$1,532
Accruing loans contractually past due 90 days or more as to principal or interest payments	—	—
Loans considered troubled debt restructurings	2,105	2,254
Total	$6,315	$3,786

At June 30, 2019, nonaccrual loans included $389,000 in agricultural loans, $346,000 in commercial and industrial loans, $42,000 in consumer loans, $2.5 million in commercial real estate loans, and $917,000 in residential real estate loans. At December 31, 2018, nonaccrual loans included $393,000 in agricultural loans, $62,000 in consumer loans, $123,000 in commercial real estate loans, and $954,000 in residential real estate loans. Approximately 45% of the balance of loans considered troubled debt restructurings were performing according to their restructured terms as of June 30, 2019. Management believes the allowance allocated to its nonperforming loans is sufficient at June 30, 2019.

Deposits and Borrowings

Total deposits decreased $2.7 million in the second quarter and $15.2 million in the first half of 2019. Interest-bearing deposits decreased $11.0 million and noninterest-bearing deposits decreased $4.2 million in the first six months of 2019 primarily due to seasonal fluctuations for ChoiceOne’s depositors. The interest-bearing balance change was comprised of a $23.0 million decline in interest-bearing checking, savings, and money market accounts, which was partially offset by $11.5 million of growth in local certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $5.2 million from December 31, 2018 to June 30, 2019. A change in accumulated other comprehensive income of $3.3 million resulted from improvement in the market value of ChoiceOne’s available for sale securities. The improvement was caused by a reduction in the first half of 2019 in mid- to long-term interest rates. Net income for the first half of 2019, net of cash dividends declared, also contributed $1.7 million to the equity balance growth.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$74,180	14.5%	$41,026	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	69,387	13.5	23,077	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	69,387	13.5	20,513	6.0	N/A	N/A
Tier 1 capital (to average assets)	69,387	10.7	26,018	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$68,649	13.5%	$40,799	8.0%	$50,999	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	63,856	12.5	22,949	4.5	33,149	6.5
Tier 1 capital (to risk weighted assets)	63,856	12.5	20,399	6.0	30,599	8.0
Tier 1 capital (to average assets)	63,856	9.9	25,863	4.0	32,328	5.0

December 31, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$72,148	13.8%	$41,811	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	67,481	12.9	23,519	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	67,481	12.9	31,359	6.0	N/A	N/A
Tier 1 capital (to average assets)	67,481	10.5	25,658	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$66,976	12.9%	$41,599	8.0%	$51,999	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	62,309	12.0	23,399	4.5	33,799	6.5
Tier 1 capital (to risk weighted assets)	62,309	12.0	31,199	6.0	41,599	8.0
Tier 1 capital (to average assets)	62,309	9.8	25,512	4.0	31,890	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2019 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $2.5 million for the six months ended June 30, 2019 compared to $4.7 million provided in the same period a year ago. The decrease was caused by $9.0 million less net proceeds from loan sales in the first half of 2019 compared to the same period in the prior year. This decrease was offset by a $6.7 million increase in loans originated for sale during the same time period. Net cash provided by investing activities was $11.0 million for the first half of 2019 compared to $12.8 million used in the same period in 2018. The change was primarily due to a net reduction in securities in the first six months of 2019 compared to net purchases in the same period in the prior year. Net cash used in financing activities was $19.4 million in the six months ended June 30, 2019, compared to $16.9 million in the same period in the prior year. The change was due to the net changes in federal funds purchased and deposits, which were partially offset by the net change in repurchase agreements in 2019 compared to 2018.

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

NON-GAAP FINANCIAL MEASURES

This report contains references to net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger expenses, each of which is a financial measure that is not defined in U.S. generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

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

A reconciliation of these non-GAAP financial measures follows:

Non-GAAP Reconciliation
(Unaudited)

In addition to analyzing the Company’s results on a reported basis, management reviews the Company’s results on an adjusted basis. The non-GAAP measures presented in the table below reflect the adjustments of the reported U.S. GAAP results for significant items that management does not believe are reflective of the Company’s current and ongoing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018

Income before income tax	$1,767	$2,177	$3,687	$4,133
Adjustment for pre-tax merger expenses	350	—	588	—
Adjusted income before income tax	$2,117	$2,177	$4,275	$4,133

Income tax expense	$281	$344	$564	$642
Tax impact of adjustment for pre-tax merger expenses	—	—	15	—
Adjusted income tax expense	$281	$344	$579	$642

Net income	$1,487	$1,833	$3,123	$3,491
Adjustment for pre-tax merger expenses, net of tax impact	350	—	573	—
Adjusted net income	$1,837	$1,833	$3,696	$3,491

Basic earnings per share	$0.41	$0.51	$0.86	$0.97
Effect of merger expenses, net of tax impact	0.10	—	0.16	—
Adjusted basic earnings per share	$0.51	$0.51	$1.02	$0.97

Diluted earnings per share	$0.41	$0.50	$0.86	$0.96
Effect of merger expenses, net of tax impact	0.09	—	0.16	—
Adjusted diluted earnings per share	$0.50	$0.50	$1.02	$0.96

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2019. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 24, 2019, ChoiceOne issued 1,082 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $28,000. On May 22, 2019, ChoiceOne issued 1,191 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $33,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the second quarter of 2019.

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

3.2

Bylaws of ChoiceOne as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne’s Registration Statement on Form S-4 filed June 17, 2019. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer.

31.2	Certification of Treasurer.

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 9, 2019	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)