Form 10-Q
period 2019-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2019-11-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Yes  ☒         No     ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 31, 2019, the Registrant had outstanding 7,246,068 shares of common stock.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2019	2018
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$16,574	$19,690

Equity securities at fair value (Note 2)	2,499	2,847
Securities available for sale (Note 2)	154,778	166,602
Federal Home Loan Bank stock	1,994	1,994
Federal Reserve Bank stock	1,574	1,573

Loans held for sale	1,202	831
Loans to other financial institutions	29,992	20,644
Loans (Note 3)	406,806	409,073
Allowance for loan losses (Note 3)	(4,096)	(4,673)
Loans, net	402,710	404,400

Premises and equipment, net	15,282	15,879
Cash surrender value of life insurance policies	15,189	14,899
Goodwill	13,728	13,728
Other assets	8,067	7,457
Total assets	$663,589	$670,544

Liabilities
Deposits – noninterest-bearing	$152,579	$153,542
Deposits – interest-bearing	421,496	423,473
Total deposits	574,075	577,015

Federal funds purchased	—	4,800
Advances from Federal Home Loan Bank	207	5,233
Other liabilities	4,681	3,019
Total liabilities	578,963	590,067

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid in capital, no par value;
shares authorized: 7,000,000; shares outstanding:
3,634,388 at September 30, 2019 and 3,616,483 at December 31, 2018	55,058	54,523
Retained earnings	26,474	26,686
Accumulated other comprehensive income (loss), net	3,094	(732)
Total shareholders’ equity	84,626	80,477
Total liabilities and shareholders’ equity	$663,589	$670,544

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$5,394	$5,111	$16,064	$14,735
Securities:
Taxable	728	736	2,255	2,134
Tax exempt	352	374	1,079	1,097
Other	87	40	194	109
Total interest income	6,561	6,261	19,592	18,075

Interest expense
Deposits	973	619	2,748	1,428
Advances from Federal Home Loan Bank	8	63	238	165
Other	10	8	39	34
Total interest expense	991	690	3,025	1,627

Net interest income	5,570	5,571	16,567	16,448
Provision for loan losses	—	—	—	35

Net interest income after provision for loan losses	5,570	5,571	16,567	16,413

Noninterest income
Customer service charges	1,094	1,165	3,275	3,340
Insurance and investment commissions	88	97	225	231
Gains on sales of loans	638	223	1,373	772
Gains on sales of securities available for sale	19	—	22	25
Gains on sales of other assets	8	61	23	69
Earnings on life insurance policies	99	97	290	289
Change in market value of equity securities	(146)	113	119	161
Other	135	96	394	334
Total noninterest income	1,935	1,852	5,721	5,221

Noninterest expense
Salaries and benefits	3,268	2,780	8,915	8,308
Occupancy and equipment	755	661	2,267	2,005
Data processing	676	555	1,814	1,644
Professional fees	836	310	2,031	838
Supplies and postage	91	84	266	297
Advertising and promotional	145	58	297	235
Other	606	611	1,883	1,810
Total noninterest expense	6,377	5,059	17,473	15,137

Income before income tax	1,128	2,364	4,815	6,497
Income tax expense	106	350	671	992

Net income	$1,021	$2,014	$4,144	$5,505

Basic earnings per share (Note 4)	$0.28	$0.55	$1.14	$1.52
Diluted earnings per share (Note 4)	$0.28	$0.55	$1.14	$1.52
Dividends declared per share	$0.80	$0.18	$1.20	$0.53

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$1,021	$2,014	$4,144	$5,505

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax (benefit) of $149 and $(198) for the three months ended September 30, 2019 and September 30, 2018 respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax (benefit) expense of $1,022 and $(767) for the nine months ended September 30, 2019 and September 30, 2018 respectively.	561	(745)	3,844	(2,885)

Less: Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense which was $4 for the three months ended September 30, 2019 and $0 for the three months ended September 30, 2018. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $5 and $5 for the nine months ended September 30, 2019 and September 30, 2018 respectively.	(15)	—	(18)	(20)

Other comprehensive income (loss), net of tax	546	(745)	3,826	(2,905)

Comprehensive income	$1,567	$1,269	$7,970	$2,600

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, July 1, 2018	3,613,080	$54,289	$24,146	$(2,167)	$76,268

Net income	—	—	2,014	—	2,014
Other comprehensive loss	—	—	—	(745)	(745)
Shares issued	1,590	33	—	—	33
Shares repurchased	(400)	—	—	—	—
Effect of employee stock purchases	—	3	—	—	3
Stock options exercised and issued	431	—	—	—	—
Stock-based compensation expense	—	67	—	—	67
Cash dividends declared ($0.18 per share)	—	—	(651)	—	(651)

Balance, September 30, 2018	3,614,701	$54,392	$25,509	$(2,912)	$76,989

Balance, July 1, 2019	3,632,917	$54,756	$28,359	$2,548	$85,663

Net income	—	—	1,021	—	1,021
Other comprehensive income	—	—	—	546	546
Shares issued	1,471	40	—	—	40
Effect of employee stock purchases	—	4	—	—	4
Stock-based compensation expense	—	258	—	—	258
Special cash dividends declared ($0.60 per share)	—	—	(2,180)	—	(2,180)
Cash dividends declared ($0.20 per share)	—	—	(726)	—	(726)

Balance, September 30, 2019	3,634,388	55,058	$26,474	$3,094	$84,626

ChoiceOne Financial Services, Inc

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2019 (Unaudited)

(Dollars in thousands)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total

Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income	—	—	5,505	—	5,505
Other comprehensive loss	—	—	—	(2,905)	(2,905)
Shares issued	6,122	83	—	—	83
Shares repurchased	(20,628)	(523)	—	—	(523)
Effect of employee stock purchases	—	9	—	—	9
Stock options exercised and issued	1,241	—	—	—	—
Stock-based compensation expense		198	—	—	198
Restricted stock units vested	7,303	—	—	—	—
Adoption effect of ASU 2016-01 (1)	—	—	244	(244)	—
Stock dividend declared (5%)	172,094	4,335	(4,342)	—	(7)
Cash dividends declared ($0.53 per share)	—	—	(1,921)	—	(1,921)

Balance, September 30, 2018	3,614,701	$54,392	$25,509	$(2,912)	$76,989

Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income	—	—	4,144	—	4,144
Other comprehensive income	—	—	—	3,826	3,826
Shares issued	6,728	99	—	—	99
Effect of employee stock purchases	—	11	—	—	11
Stock options exercised and issued	3,390	46	—	—	46
Stock-based compensation expense	—	379	—	—	379
Restricted stock units issued	7,787	—	—	—	—
Special cash dividend declared ($0.60 per share)	—	—	(2,180)	—	(2,180)
Cash dividends declared ($0.60 per share)	—	—	(2,176)	—	(2,176)

Balance, September 30, 2019	3,634,388	55,058	$26,474	$3,094	$84,626

(1) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,144	$5,505
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	35
Depreciation	1,054	853
Amortization	672	701
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	428	234
Gains on sales of securities	(22)	(25)
Net change in market value of equity securities	(119)	(161)
Gains on sales of loans	(1,373)	(772)
Loans originated for sale	(40,215)	(19,837)
Proceeds from loan sales	40,527	21,174
Earnings on bank-owned life insurance	(290)	(289)
Gains on sales of other real estate owned	(22)	(69)
Proceeds from sales of other real estate owned	187	308
Deferred federal income tax benefit	94	40
Net changes in other assets	(290)	(1,321)
Net changes in other liabilities	645	622
Net cash from operating activities	5,420	6,998

Cash flows from investing activities:
Securities available for sale:
Sales	1,233	2,716
Maturities, prepayments and calls	29,478	10,635
Purchases	(13,904)	(27,476)
Purchase of Federal Reserve Bank stock	(1)	—
Loan originations and payments, net	(7,870)	(12,799)
Additions to premises and equipment	(457)	(2,810)
Net cash used in investing activities	8,479	(29,734)

Cash flows from financing activities:
Net change in deposits	(2,940)	4,494
Net change in repurchase agreements	—	(7,148)
Net change in federal funds purchased	(4,800)	9,400
Proceeds from Federal Home Loan Bank advances	85,000	93,500
Payments on Federal Home Loan Bank advances	(90,026)	(97,526)
Issuance of common stock	107	57
Repurchase of common stock	—	(523)
Cash dividends and fractional shares from stock dividend	(4,356)	(1,928)
Net cash used in financing activities	(17,015)	326

Net change in cash and cash equivalents	(3,116)	(22,410)
Beginning cash and cash equivalents	19,690	36,837
Ending cash and cash equivalents	$16,574	$14,427

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,000	$1,532
Cash paid for income taxes	$350	$850
Loans transferred to other real estate owned	$325	$377

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

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2019 and September 30, 2018, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2019 and September 30, 2018, the Consolidated Statements of Changes in Shareholders’ Equity for the three- and nine-month periods ended September 30, 2019 and September 30, 2018, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2018.

Loans to Other Financial Institutions

The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 13 different mortgage bankers, with the largest creditor outstanding representing 19% of the total at September 30, 2019.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolio of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At September 30, 2019, 17 of the 184 participating interests with principal balances totaling $4.8 million had balances outstanding over 30 days. During the first nine months of 2019 and 2018, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 3,390 shares of common stock were issued upon the exercise of stock options for a cash price of $46,000 in the first nine months of 2019. A total of 4,139 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $110,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2019. A total of 2,589 shares for a cash price of $61,000 were issued under the Employee Stock Purchase Plan in the first nine months of 2019. Shares of common stock issued upon the vesting of restricted stock units, net of shares withheld for payment of related taxes, totaled 7,787 in the first nine months of 2019.

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

Recent Accounting Pronouncements

The FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ChoiceOne implemented ASU 2016-01 effective January1, 2018. A cumulative-effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have also been presented separately from available for sale debt securities on the balance sheet and the fair value of loans has been estimated using an exit price notion in Note 5.

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

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. In October 2019, FASB delayed the effective date for the credit loss standard to January 2023 for certain entities, including certain Securities and Exchange Commission filers, public business entities and private companies. As a smaller reporting company, ChoiceOne is eligible for the proposed delay under the updated language in the standard.

NOTE 2 – SECURITIES

The fair value of equity securities at fair value and the related gross unrealized gains recognized in noninterest income were as follows:

September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Equity securities	$2,164	$335	$—	$2,499

December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Equity securities	$2,502	$459	$(114)	$2,847

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
U.S. Government and federal agency	$23,035	$23	$(9)	$23,049
U.S. Treasury	1,994	18	—	2,012
State and municipal	97,824	2,932	(4)	100,752
Mortgage-backed	24,542	747	(3)	25,286
Corporate	2,648	34	(3)	2,679
Foreign debt	500	—	—	500
Trust preferred securities	500	—	—	500
Total	$151,043	$3,754	$(19)	$154,778

		December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,079	$1	$(551)	$33,529
U.S. Treasury	1,992	—	(45)	1,947
State and municipal	104,317	544	(933)	103,928
Mortgage-backed	21,654	126	(205)	21,575
Corporate	5,147	1	(46)	5,102
Trust preferred securities	500	—	—	500
Asset-backed securities	21	—	—	21
Total	$167,710	$672	$(1,780)	$166,602

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and nine months ended September 30, 2019 or in the same periods in 2018. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of September 30, 2019, the fair value of securities as of September 30, 2019 and December 31, 2018, and the weighted average yields of securities as of September 30, 2019:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More	at September 30,	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2019	2018
U.S. Government and federal agency	$21,017	$2,032	$—	$—	$23,049	$33,529
U.S. Treasury notes and bonds	—	2,012	—	—	2,012	1,947
State and municipal	13,709	49,671	35,367	2,005	100,752	103,928
Corporate	—	2,679	—	—	2,679	5,102
Foreign debt	500	—	—	—	500	—
Trust preferred securities	500	—	—	—	500	500
Asset-backed securities	—	—	—	—	—	21
Total debt securities	35,726	56,394	35,367	2,005	129,492	145,027

Mortgage-backed securities	—	19,164	6,122	—	25,286	21,575
Equity securities (1)	—	—	1,000	1,499	2,499	2,847
Total	$35,726	$75,558	$42,489	$3,504	$157,277	$169,449

	Weighted average yields:
	Less than	1 Year -	5 Years -	More
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.99%	1.98%	—%	—%	1.99%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (2)	2.73	2.85	3.21	0.64	2.91
Corporate	—	2.66	—	—	2.66
Foreign debt	2.27	—	—	—	2.27
Trust preferred securities	6.00	—	—	—	6.00
Mortgage-backed securities	—	3.24	2.97	—	3.18
Equity securities (1)	—	—	4.61	—	1.54

(1) Equity securities are preferred and common stock that may or may not have a stated maturity.

(2) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental rate of 21%.

Following is information regarding unrealized gains and losses on equity securities for the three- and nine-month periods ending September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net gains and losses recognized during the period	$(146)	$113	$119	$161
Less: Net gains and losses recognized during the period on securities sold	(2)	—	4	9
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(144)	$113	$115	$152

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2019
Beginning balance	$362	$818	$335	$2,398	$43	$522	$323	$4,801
Charge-offs	—	(81)	(71)	(589)	—	(11)	—	(752)
Recoveries	—	1	25	16	—	5	—	47
Provision	111	(87)	(27)	(182)	5	(80)	260	—
Ending balance	$473	$651	$262	$1,643	$48	$436	$583	$4,096

Nine Months Ended September 30, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	—	(83)	(222)	(589)	—	(25)	—	(919)
Recoveries	65	21	113	22	—	121	—	342
Provision	(73)	(179)	117	284	10	(197)	38	—
Ending balance	$473	$651	$262	$1,643	$48	$436	$583	$4,096

Individually evaluated for impairment	$85	$2	$4	$14	$—	$186	$—	$291

Collectively evaluated for impairment	$388	$649	$258	$1,629	$48	$250	$583	$3,805

Three Months Ended September 30, 2018
Beginning balance	$359	$970	$205	$1,911	$16	$620	$578	$4,659
Charge-offs	—	—	(62)	—	—	(13)	—	(75)
Recoveries	—	4	22	2	—	10	—	38
Provision	5	(25)	59	37	15	—	(91)	—
Ending balance	$364	$949	$224	$1,950	$31	$617	$487	$4,622

Nine Months Ended September 30, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	(58)	(180)	—	—	(25)	—	(263)
Recoveries	—	57	73	61	—	82	—	273
Provision	(142)	(51)	69	128	(4)	(166)	201	35
Ending balance	$364	$949	$224	$1,950	$31	$617	$487	$4,622

Individually evaluated for impairment	$13	$18	$19	$27	$—	$180	$—	$257

Collectively evaluated for impairment	$351	$931	$205	$1,923	$31	$437	$487	$4,365

Loans September 30, 2019
Individually evaluated for impairment	$389	$279	$20	$2,331	$—	$2,646		$5,665
Collectively evaluated for impairment	49,668	81,252	24,388	141,975	11,188	92,670		401,141
Ending balance	$50,057	$81,531	$24,408	$144,306	$11,188	$95,316		$406,806

December 31, 2018
Individually evaluated for impairment	$578	$21	$90	$623	$—	$2,712		$4,024
Collectively evaluated for impairment	48,531	91,385	24,292	138,830	8,843	93,168		405,049
Ending balance	$49,109	$91,406	$24,382	$139,453	$8,843	$95,880		$409,073

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

Information regarding the Bank’s credit exposure is as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

	Agricultural		Commercial and Industrial		Commercial Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Risk ratings 1 and 2	$14,214	$15,300	$7,138	$11,972	$9,137	$7,962
Risk rating 3	16,376	23,938	39,317	50,266	89,117	89,173
Risk rating 4	18,074	9,082	32,002	23,961	40,952	36,193
Risk rating 5	1,004	211	2,795	5,204	2,156	4,850
Risk rating 6	389	578	279	3	2,944	1,275
	$50,057	$49,109	$81,531	$91,406	$144,306	$139,453

Corporate Credit Exposure - Credit Risk Profile Based On Payment Activity

	Consumer		Construction Real Estate		Residential Real Estate
(Dollars in thousands)	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018	2019	2018
Performing	$24,400	$24,320	$11,188	$8,843	$94,343	$94,925
Nonperforming	—	—	—	—	—	—
Nonaccrual	8	62	—	—	973	955
	$24,408	$24,382	$11,188	$8,843	$95,316	$95,880

The following schedule provides information on loans that were considered TDRs that were modified during the nine-month periods ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial real estate	—	$—	$—	2	$1,882	$1,882
Residential real estate	—	—	—	1	17	17
	—	$—	$—	3	$1,899	$1,899

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Commercial and industrial	—	$—	$—	—	$—	$—

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

The following schedule provides information on TDRs as of September 30, 2019 and 2018 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three- and nine-month periods ended September 30, 2019 and September 30, 2018 that had been modified during the year prior to the default:

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial real estate	2	$1,882	2	$1,882

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	—	$—	—	$—

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2019
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	259	259	—
Consumer	—	—	—
Commercial real estate	1,882	1,882	—
Construction real estate	—	—	—
Residential real estate	103	103	—
Total	2,244	2,244	—
With an allowance recorded
Agricultural	389	474	85
Commercial and industrial	20	22	2
Consumer	20	24	4
Commercial real estate	449	462	14
Construction real estate	—	—	—
Residential real estate	2,543	2,729	186
Total	3,421	3,711	291
Total
Agricultural	389	474	85
Commercial and industrial	279	281	2
Consumer	20	24	4
Commercial real estate	2,331	2,344	14
Construction real estate	—	—	—
Residential real estate	2,646	2,832	186
Total	$5,665	$5,955	$291

December 31, 2018
With no related allowance recorded
Agricultural	$185	$185	$—
Commercial and industrial	—	—	—
Consumer	1	1	—
Construction real estate	—	—	—
Commercial real estate	73	109	—
Residential real estate	250	261	—
Total	509	556	—
With an allowance recorded
Agricultural	393	440	94
Commercial and industrial	21	21	3
Consumer	89	89	13
Construction real estate	—	—	—
Commercial real estate	550	609	20
Residential real estate	2,462	2,494	167
Total	3,515	3,653	297
Total
Agricultural	578	625	94
Commercial and industrial	21	21	3
Consumer	90	90	13
Construction real estate	—	—	—
Commercial real estate	623	718	20
Residential real estate	2,712	2,755	167
Total	$4,024	$4,209	$297

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for three- and nine-month periods ended September 30, 2019 and 2018:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three months ended September 30, 2019
With no related allowance recorded
Agricultural	$—	$—
Commercial and industrial	129	—
Consumer	—	—
Commercial real estate	941	—
Residential real estate	109	1
Total	1,179	1
With an allowance recorded
Agricultural	389	—
Commercial and industrial	191	—
Consumer	37	1
Commercial real estate	1,693	13
Residential real estate	2,521	48
Total	4,831	62
Total
Agricultural	389	—
Commercial and industrial	320	—
Consumer	37	1
Commercial real estate	2,634	13
Residential real estate	2,630	49
Total	$6,010	$63

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three months ended September 30, 2018
With no related allowance recorded
Agricultural	$211	$—
Commercial and industrial	73	3
Consumer	—	—
Commercial real estate	134	—
Construction real estate	65	—
Residential real estate	168	—
Total	651	3
With an allowance recorded
Agricultural	206	—
Commercial and industrial	521	8
Consumer	68	3
Commercial real estate	739	20
Construction real estate	—	—
Residential real estate	2,418	52
Total	3,952	83
Total
Agricultural	417	—
Commercial and industrial	594	11
Consumer	68	3
Commercial real estate	873	20
Construction real estate	65	—
Residential real estate	2,586	52
Total	$4,603	$86

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine months ended September 30, 2019
With no related allowance recorded
Agricultural	$46	$—
Commercial and industrial	65	9
Consumer	—	—
Commercial real estate	507	61
Residential real estate	156	4
Total	774	74
With an allowance recorded
Agricultural	390	—
Commercial and industrial	107	2
Consumer	56	1
Commercial real estate	1,117	27
Residential real estate	2,510	112
Total	4,180	142
Total
Agricultural	436	—
Commercial and industrial	172	11
Consumer	56	1
Commercial real estate	1,624	88
Residential real estate	2,666	116
Total	$4,954	$216

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine months ended September 30, 2018
With no related allowance recorded
Agricultural	$317	$—
Commercial and industrial	37	6
Consumer	2	—
Commercial real estate	67	—
Construction real estate	79	—
Residential real estate	159	2
Total	661	8
With an allowance recorded
Agricultural	103	—
Commercial and industrial	364	23
Consumer	52	2
Commercial real estate	728	42
Construction real estate	—	—
Residential real estate	2,539	112
Total	3,786	179
Total
Agricultural	420	—
Commercial and industrial	401	29
Consumer	54	2
Commercial real estate	795	42
Construction real estate	79	—
Residential real estate	2,698	114
Total	$4,447	$187

An aging analysis of loans by loan category follows:

			Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not		Due and
	Days	Days	Days (1)	Total	Past Due	Total Loans	Accruing
September 30, 2019
Agricultural	$—	$—	$—	$—	$50,057	$50,057	$—
Commercial and industrial	284	—	259	543	80,988	81,531	—
Consumer	43	3	2	48	24,360	24,408	—
Commercial real estate	—	—	1,882	1,882	142,424	144,306	—
Construction real estate	—	—	—	—	11,188	11,188	—
Residential real estate	102	644	201	947	94,369	95,316	—
	$429	$647	$2,344	$3,420	$403,386	$406,806	$—

December 31, 2018
Agricultural	$—	$—	$—	$—	$49,109	$49,109	$—
Commercial and industrial	5	—	—	5	91,401	91,406	—
Consumer	149	40	11	200	24,182	24,382	—
Commercial real estate	—	—	73	73	139,380	139,453	—
Construction real estate	—	—	—	—	8,843	8,843	—
Residential real estate	1,493	486	648	2,627	93,253	95,880	—
	$1,647	$526	$732	$2,905	$406,168	$409,073	$—

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2019	2018
Agricultural	$389	$393
Commercial and industrial	279	—
Consumer	7	62
Commercial real estate	1,925	123
Construction real estate	—	—
Residential real estate	973	954
	$3,573	$1,532

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2019	2018	2019	2018
Basic Earnings Per Share
Net income available to common shareholders	$1,021	$2,014	$4,144	$5,505

Weighted average common shares outstanding	3,633,474	3,613,516	3,626,961	3,613,891

Basic earnings per share	$0.28	$0.55	$1.14	$1.52

Diluted Earnings Per Share
Net income available to common shareholders	$1,021	$2,014	$4,144	$5,505

Weighted average common shares outstanding	3,633,474	3,613,516	3,626,961	3,613,891
Plus dilutive stock options and restricted stock units	23,964	16,535	19,870	13,497

Weighted average common shares outstanding and potentially dilutive shares	3,657,438	3,630,051	3,646,831	3,627,388

Diluted earnings per share	$0.28	$0.55	$1.14	$1.52

There were no stock options that were considered to be anti-dilutive to earnings for the three months ended September 30, 2019 and 13,500 that were considered to be anti-dilutive to earnings for the nine months ended September 30, 2019 and were excluded from the calculation above. There were no stock options that were considered to be anti-dilutive to earnings per share for the three or nine months ended September 30, 2018.

All share and per share amounts have been adjusted for the 5% stock dividend issued on May 31, 2018 and the 5% stock dividend issued on May 31, 2017, where applicable.

NOTE 5 – FINANCIAL INSTRUMENTS

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019
Assets:
Cash and due from banks	$16,574	$16,574	$16,574	$—	$—
Equity securities at fair value	2,499	2,499	1,499	—	1,000
Securities available for sale	154,778	154,778	—	144,501	10,277
Federal Home Loan Bank and Federal
Reserve Bank stock	3,568	3,568	—	3,568	—
Loans held for sale	1,202	1,202	—	1,202	—
Loans to other financial
institutions	29,992	29,992	—	29,992	—
Loans, net	402,710	398,450	—	—	398,450
Accrued interest receivable	2,663	2,663	—	2,663	—

Liabilities:
Noninterest-bearing deposits	152,579	152,579	—	152,579	—
Interest-bearing deposits	421,496	421,611	—	421,611	—
Federal Home Loan Bank advances	207	220	—	220	—
Accrued interest payable	235	235	—	235	—

December 31, 2018
Assets:
Cash and due from banks	$19,690	$19,690	$19,690	$—	$—
Equity securities at fair value	2,847	2,847	1,961	—	886
Securities available for sale	166,602	166,602	—	158,104	8,498
Federal Home Loan Bank and Federal
Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	831	856	—	856	—
Loans to other financial institutions	20,644	20,644	—	20,644	—
Loans, net	404,400	399,091	—	—	399,091
Accrued interest receivable	2,267	2,267	—	2,267	—

Liabilities:
Noninterest-bearing deposits	153,542	153,542	—	153,542	—
Interest-bearing deposits	423,473	422,381	—	422,381	—
Federal funds purchased	4,800	4,800	—	4,800	—
Federal Home Loan Bank advances	5,233	5,241	—	5,241	—
Accrued interest payable	210	210	—	210	—

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

There were no liabilities measured at fair value as of September 30, 2019 or December 31, 2018. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2019
Equity securities	$1,499	$—	$1,000	$2,499

Investment Securities, Available for Sale – September 30, 2019
U.S. Treasury notes and bonds	$—	$2,012	$—	$2,012
U.S. Government and federal agency	—	23,049	—	23,049
State and municipal	—	90,975	9,777	100,752
Mortgage-backed	—	25,286	—	25,286
Corporate	—	2,679	—	2,679
Foreign debt	—	500	—	500
Trust preferred securities	—	—	500	500
Total	$—	$144,501	$10,277	$154,778

Equity Securities Held at Fair Value - December 31, 2018
Equity securities	$1,961	$—	$886	$2,847

Investment Securities, Available for Sale - December 31, 2018
U.S. Treasury notes and bonds	$—	$1,947	$—	$1,947
U.S. Government and federal agency	—	33,529	—	33,529
State and municipal	—	95,930	7,998	103,928
Mortgage-backed	—	21,575	—	21,575
Corporate	—	5,102	—	5,102
Trust preferred securities	—	—	500	500
Asset backed securities	—	21	—	21
Total	$—	$158,104	$8,498	$166,602

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine months ended
(Dollars in thousands)	September 30,
	2019	2018
Equity Securities Held at Fair Value
Balance, January 1	$886	$—
Reclassification due to implementation of ASU 2016-01	—	1,000
Total realized and unrealized gains included in noninterest income	114	—
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, September 30	$1,000	$1,000

Investment Securities, Available for Sale
Balance, January 1	$8,498	$13,398
Reclassification due to implementation of ASU 2016-01	—	(1,000)
Total unrealized gains (losses) included in other comprehensive income	350	(347)
Net purchases, sales, calls, and maturities	1,429	(3,656)
Net transfers into Level 3	—	—
Balance, September 30	$10,277	$8,395

Of the available for sale Level 3 assets that were held by ChoiceOne at September 30, 2019, the net unrealized gain as of September 30, 2019 was $495,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet. Of the equity securities classified as Level 3 assets that were held by ChoiceOne at September 30, 2019, the fair value was consistent with par as of September 30, 2019. ChoiceOne purchased two bonds from municipalities in our market area at a purchase price of $2.1 million that are considered Level 3 securities in the nine months ended September 30, 2019.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and equity securities of community banks. ChoiceOne estimates the fair value of these bonds based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balance at Dates	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2019	$5,665	$—	$—	$5,665
December 31, 2018	$4,024	$—	$—	$4,024

Other Real Estate
September 30, 2019	$284	$—	$—	$284
December 31, 2018	$102	$—	$—	$102

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. ChoiceOne estimates the fair value of the loans based on the present value of expected future cash flows using management’s estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for loan losses and write-downs of other real estate that were posted to a valuation account.

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2019	2018	2019	2018

Service charges and fees on deposit accounts	$690	$715	$1,987	$2,007
Interchange income	404	449	1,288	1,333
Investment commission income	72	80	177	187
Other charges and fees for customer services	57	46	177	158
Noninterest income from contracts with customers within the scope of ASC 606	1,223	1,290	3,629	3,685
Noninterest income within the scope of other GAAP topics	712	562	2,092	1,536
Total noninterest income	$1,935	$1,852	$5,721	$5,221

NOTE 8 – BUSINESS COMBINATION

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp (“County”), the holding company for Lakestone Bank and Trust, with and into ChoiceOne pursuant to an Agreement and Plan of Merger dated March 22, 2019. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of County common stock was converted into the right to receive 2.0632 shares of ChoiceOne common stock plus cash in lieu of any fractional shares. As a result of the Merger, a total of 3,603,872 shares of ChoiceOne common stock were identified that would be issued to County shareholders. The consolidated financial statements as of and for the nine months ended September 30, 2019 do not include financial results for County. As of the merger date, County had total assets of approximately $673 million, total loans of approximately $428 million, and total deposits of approximately $574 million. The initial accounting for the merger is not yet complete.

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

RESULTS OF OPERATIONS

Summary

Net income for the third quarter of 2019 was $1,021,000, which represented a decrease of $993,000 or 49% compared to the same period in 2018. Net income for the first nine months of 2019 was $4,144,000, which represented a decrease of $1,361,000 or 25% compared to the first nine months of the prior year. Growth in noninterest expense in both the third quarter and first nine months of 2019 compared to the same periods in 2018 was partially offset by higher noninterest income in the third quarter and higher net interest income and noninterest income in the first three quarters of 2019 compared to the same period in the prior year. Noninterest expense for the first nine months of 2019 was impacted by $1.4 million of expense related to the merger of County Bank Corp (“County”) with and into ChoiceOne, completed on October 1, 2019. The federal income tax effect of the merger expenses for the first nine months of 2019 is estimated to be $157,000 as only a portion of the expenses are expected to be tax deductible. Net income adjusted to exclude tax-effected merger expenses of $1,194,000 was $5,338,000 in the first nine months of 2019.

Basic and diluted earnings per common share were $0.28 for the third quarter and $1.14 for the first nine months of 2019, compared to $0.55 for the third quarter and $1.52 for the first three quarters of the prior year. Diluted earnings per share, adjusted to exclude the tax-effected merger expenses, would have been $0.45 in the third quarter and $1.46 in the first nine months of 2019. Earnings per share for 2018 was adjusted for the 5% stock dividend paid in May 2018. The return on average assets and return on average shareholders’ equity were 0.83% and 6.62%, respectively, for the first nine months of 2019, compared to 1.16% and 9.63%, respectively, for the same period in 2018.

Net income, basic earnings per share, diluted earnings per share, return on average assets and return on average shareholders’ equity, excluding tax-effected merger expenses are non-GAAP financial measures. Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly-comparable GAAP financial measures.

Business Combination

On October 1, 2019, ChoiceOne completed the merger of County, the holding company for Lakestone Bank and Trust, with and into ChoiceOne pursuant to an Agreement and Plan of Merger dated March 22, 2019. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of County common stock was converted into the right to receive 2.0632 shares of ChoiceOne common stock plus cash in lieu of any fractional shares. The consolidated financial statements as of and for the nine months ended September 30, 2019 do not include financial results for County.

Dividends

Cash dividends of $2,906,000 or $0.80 per share were declared in the third quarter of 2019, compared to $651,000 or $0.18 per share in the third quarter of 2018. Cash dividends declared in the first nine months of 2019 were $4,356,000 or $1.20 per share, compared to $1,921,000 or an adjusted $0.53 per share in the same period in the prior year. The per share amount for the first nine months of 2018 was adjusted for the 5% stock dividend paid in May 2018. Cash dividends in the third quarter and first nine months of 2019 included a special dividend of $2,180,000 or $0.60 per share, paid in connection with the merger of County with and into ChoiceOne. The cash dividend payout percentage was 105% for the first nine months of 2019, compared to 35% in the same period in the prior year. The cash dividend percentage for the first nine months of 2019, if adjusted for the special dividend, would have been 53%.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three month and nine month periods ended September 30, 2019 and 2018. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$429,448	$5,396	5.03%	$407,157	$5,111	5.02%
Taxable securities (2) (3)	107,689	728	2.70	115,662	736	2.55
Nontaxable securities (1) (2)	53,581	447	3.33	56,823	475	3.34
Other	17,471	87	2.00	8,639	40	1.85
Interest-earning assets	608,189	6,658	4.38	588,281	6,362	4.33
Noninterest-earning assets	64,757			55,738
Total assets	$672,946			$644,019

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$217,717	274	0.50%	$214,629	190	0.35%
Savings deposits	75,471	12	0.06	75,091	4	0.02
Certificates of deposit	131,989	687	2.08	115,409	425	1.48
Advances from Federal Home Loan Bank	1,027	8	3.02	11,095	63	2.27
Other	1,360	10	3.05	1,521	8	2.10
Interest-bearing liabilities	427,564	991	0.93	417,745	690	0.66
Noninterest-bearing demand deposits	157,182			147,863
Other noninterest-bearing liabilities	2,812			1,522
Total liabilities	587,558			567,130
Shareholders’ equity	85,388			76,889
Total liabilities and shareholders’ equity	$672,946			$644,019

Net interest income (tax-equivalent basis)- interest spread (Non-GAAP) (1)		$5,667	3.46%		$5,672	3.66%
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP) (1)			3.73%			3.86%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$5,667			$5,672
Adjustment for taxable equivalent interest		(97)			(101)
Net interest income (GAAP)		$5,570			$5,571

Net interest margin (GAAP)		3.66%			3.79%

	Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$426,444	$16,072	5.03%	$399,729	$14,737	4.92%
Taxable securities (2) (3)	114,004	2,255	2.64	113,213	2,134	2.51
Nontaxable securities (1) (2)	54,356	1,368	3.36	56,113	1,392	3.31
Other	11,551	194	2.24	7,723	109	1.88
Interest-earning assets	606,355	19,889	4.37	576,778	18,372	4.25
Noninterest-earning assets	61,710			55,132
Total assets	$668,065			$631,910

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$213,295	809	0.51%	$209,865	442	0.28%
Savings deposits	74,760	31	0.06	76,333	11	0.02
Certificates of deposit	128,077	1,908	1.99	105,776	975	1.23
Advances from Federal Home Loan Bank	11,576	238	2.74	11,970	165	1.84
Other	1,797	39	2.92	3,909	34	1.16
Interest-bearing liabilities	429,505	3,025	0.94	407,853	1,627	0.53
Noninterest-bearing demand deposits	153,097			146,598
Other noninterest-bearing liabilities	1,963			1,207
Total liabilities	584,565			555,658
Shareholders’ equity	83,500			76,252
Total liabilities and shareholders’ equity	$668,065			$631,910

Net interest income (tax-equivalent basis)-interest spread (Non-GAAP) (1)		$16,864	3.43%		$16,745	3.72%
Net interest income as a percentage of earning assets (tax-equivalent basis) (Non-GAAP) (1)			3.71%			3.87%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,864			$16,745
Adjustment for taxable equivalent interest		(297)			(297)
Net interest income (GAAP)		$16,567			$16,448

Net interest margin (GAAP)		3.64%			3.87%

(1)	Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21%. The presentation these measures on a tax-equivalent basis is not in accordance with GAAP, but is customary in the banking industry. These non-GAAP measures ensure comparability with respect to both taxable and tax-exempt loans and securities.
(2)	Includes the effect of unrealized gains or losses on securities.
(3)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2019 Over 2018
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$285	$280	$5
Taxable securities	(8)	(197)	189
Nontaxable securities (2)	(28)	(27)	(1)
Other	47	44	3
Net change in tax-equivalent interest income	296	100	196

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	84	3	81
Savings deposits	8	—	8
Certificates of deposit	261	68	193
Advances from Federal Home Loan Bank	(55)	(162)	107
Other	2	(5)	7
Net change in interest expense	300	(96)	396

Net change in tax-equivalent net interest income	$(4)	$196	$(200)

	Nine Months Ended September 30,
(Dollars in thousands)	2019 Over 2018
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,335	$1,001	$334
Taxable securities	121	15	106
Nontaxable securities (2)	(24)	(54)	30
Other	85	61	24
Net change in tax-equivalent interest income	1,517	1,023	494

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	367	8	359
Savings deposits	20	—	20
Certificates of deposit	933	238	695
Advances from Federal Home Loan Bank	73	(9)	82
Other	5	(35)	40
Net change in interest expense	1,398	202	1,196

Net change in tax-equivalent net interest income	$119	$821	$(702)

(1)	The volume variance is computed as the change in volume (average balance) multiplied by the previous year’s interest rate. The rate variance is computed as the change in interest rate multiplied by the previous year’s volume (average balance). The change in interest due to both volume and rate has been allocated to the volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
(2)	Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

Net Interest Income

Tax-equivalent net interest income increased $119,000 in the first nine months of 2019 compared to the same period in 2018. The benefit from growth in average interest-earning assets was mostly offset by a decline in the net interest spread in 2019 compared to 2018. The net interest spread on a tax-equivalent basis declined by 29 basis points from 3.72% in the first nine months of 2018 to 3.43% in the same period in 2019, which had a $702,000 negative impact on tax-equivalent net interest income in the first nine months of 2019 compared to the same period in the prior year.

The average balance of loans increased $26.7 million in the first nine months of 2019 compared to the same period in 2018. Loans to other financial institutions provided $16.6 million of the growth. Average residential real estate loans increased $7.8 million, while average commercial and industrial loans and commercial real estate loans were $2.2 million higher in the first nine months of 2019 than the first nine months of the prior year. The increase in the average loans balance was bolstered by an 11 basis point increase in the average rate earned. This caused tax-equivalent interest income from loans to increase $1.3 million in the first three quarters of 2019 compared to the same period in the prior year. The average balance of total securities decreased $1.0 million in the first nine months of 2019 compared to the same period in 2018. The effect of the average balance decline, offset by a 9 basis point increase in the average rate earned on securities, caused tax-equivalent securities income to increase $97,000 in the first nine months of 2019 compared to the same period in 2018.

The average balance of interest-bearing demand deposits increased $3.4 million in the first nine months of 2019 compared to the same period in 2018. The growth plus the impact of an increase of 23 basis points in the average rate paid on interest-bearing demand deposits caused interest expense to increase $367,000 in the first nine months of 2019 compared to the same period in 2018. The average balance of certificates of deposit was up $22.3 million in the first nine months of 2019 compared to the same period in 2018. Brokered certificates of deposit provided $10.5 million of the average balance increase in 2019. The growth in certificates of deposit plus a 76 basis point increase in the average rate paid on certificates caused interest expense to increase $933,000 in the first nine months of 2019 compared to the same period in 2018. The impact of a 90 basis point increase in the average rate paid on Federal Home Loan Bank advances caused interest expense to increase $73,000 in the first nine months of 2019 compared to the first nine months of 2018.

ChoiceOne’s net interest income spread on a tax-equivalent basis was 3.43% in the first nine months of 2019, compared to 3.72% for the same period in 2018. The decline in the interest spread was due to an increase of 41 basis points in the average rate paid on interest-bearing liabilities, which was partially offset by growth of 12 basis points in the average rate earned on interest earning assets. Increases in short-term interest rates that began in 2018 and continued in early 2019 was the primary factor for the higher average rates in both interest earning assets and interest-bearing liabilities. The rate earned on ChoiceOne’s floating rate loans was also impacted by decreases in the federal funds rate of 25 basis points on July 31, 2019 and September 18, 2019. Competition in ChoiceOne’s market areas for loans and deposits caused the interest rates that could be obtained on new loan originations to be less than the increase in rates necessary to retain local deposits and to grow wholesale funding.

Provision and Allowance for Loan Losses

Total loans decreased $2.3 million in the first nine months of 2019, while the allowance for loan losses decreased $577,000 during the same period. No provision expense was recorded in the first nine months of 2019 due to the small decline in loans that occurred since the end of 2018. Nonperforming loans were $5.6 million as of September 30, 2019, compared to $6.3 million as of June 30, 2019 and $3.8 million as of December 31, 2018. The decline in nonperforming loans in the third quarter of 2019 was due to a $670,000 charge-off of a portion of a large loan relationship. A specific reserve had been allocated to this relationship in the second quarter of 2019. The allowance for loan losses was 1.01% of total loans at September 30, 2019, compared to 1.21% at June 30, 2019 and 1.14% at December 31, 2018.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30 were as follows:

(Dollars in thousands)	2019		2018
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$65	$—	$—
Commercial and industrial	83	21	58	57
Consumer	222	113	180	73
Commercial real estate	589	22	—	61
Construction real estate	—	—	—	—
Residential real estate	25	121	25	82
	$919	$342	$263	$273

Net charge-offs of $705,000 and $577,000 were recorded in the third quarter and first nine months of 2019, respectively, compared to net charge-offs of $37,000 and net recoveries of $10,000 during the same periods in 2018, respectively. Net charge-offs on an annualized basis as a percentage of average loans were 0.18% in the first nine months of 2019 and 0.00% for the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2019, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $83,000 in the third quarter and $500,000 in the first nine months of 2019 compared to the same periods in 2018. As a result of lower long-term interest rates, gains on sales of loans increased $415,000 in the third quarter and $601,000 in the first three quarters of 2019 compared to the same periods in the prior year. The negative change in the market value of equity securities in the third quarter of 2019 compared to a positive change in the third quarter of 2018 represented a reversal of market value appreciation that occurred in the first two quarters of 2019.

Noninterest Expense

Total noninterest expense increased $1.3 million in the third quarter and $2.3 million in the first nine months of 2019 compared to the same periods in 2018. Growth in professional fees of $526,000 and $1.2 million in the third quarter and first nine months of 2019, respectively, was primarily due to the merger of County with and into ChoiceOne. Part of the increase in data processing expenses in 2019 compared to 2018 was also related to the merger. ChoiceOne’s two new offices contributed to the growth in salaries and benefits and occupancy and equipment expense in 2019 compared to 2018.

Income Tax Expense

Income tax expense was $671,000 in the first nine months of 2019 compared to $992,000 for the same period in 2018. The effective tax rate was 13.9% for the first nine months of 2019 and 15.3% for the first nine months of 2018.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio decreased $11.8 million from December 31, 2018 to September 30, 2019. Due to current market rates available for securities, management limited securities purchases in the first three quarters of 2019. Various securities totaling $13.9 million were purchased in the first nine months of 2019 and were offset by approximately $26.1 million of securities called or matured during that same time period. Principal repayments on securities totaled $3.4 million in the first nine months of 2019. Approximately $1.2 million of securities were sold in the first nine months of 2019 for a net gain of $22,000. Due to lower interest rates in the first nine months of 2019, the Bank’s market value adjustment on securities available for sale improved from a net unrealized loss of $1.1 million as of December 31, 2018 to a net unrealized gain of $3.7 million as of September 30, 2019.

Loans

The balance of loans to other financial institutions was $9.3 million higher at September 30, 2019 than at December 31, 2018. The increase resulted from more activity in this loan program during the first three quarters of 2019. Loans, excluding loans held for sale and loans to other financial institutions, declined $2.3 million from December 31, 2018 to September 30, 2019. Decreases of $9.9 million and $0.6 million in commercial and industrial loans and residential real estate loans, respectively, were partially offset by growth of $4.9 million in commercial real estate loans, $2.3 million in construction real estate loans, and $0.9 million in agricultural loans. The balance changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of loans classified as impaired was $5.7 million at September 30, 2019, compared to $6.4 million as of June 30, 2019 and $4.0 million as of December 31, 2018. The change from the end of 2018 to June 30, 2019 was primarily comprised of a single relationship that was placed in nonaccrual status in the second quarter of 2019. A charge-off of approximately $670,000 of this loan relationship was recorded in the third quarter of 2019. An allowance of the same amount was allocated to the loan as of June 30, 2019.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2019	2018
Loans accounted for on a nonaccrual basis	$3,573	$1,532
Accruing loans contractually past due 90 days or more as to principal or interest payments	—	—
Loans considered troubled debt restructurings	2,062	2,254
Total	$5,635	$3,786

At September 30, 2019, nonaccrual loans included $389,000 in agricultural loans, $279,000 in commercial and industrial loans, $7,000 in consumer loans, $1.9 million in commercial real estate loans, and $973,000 in residential real estate loans. At December 31, 2018, nonaccrual loans included $393,000 in agricultural loans, $62,000 in consumer loans, $123,000 in commercial real estate loans, and $954,000 in residential real estate loans. Approximately 51% of the balance of loans considered troubled debt restructurings were performing according to their restructured terms as of September 30, 2019. Management believes the allowance allocated to its nonperforming loans is sufficient at September 30, 2019.

Deposits and Borrowings

Total deposits increased $12.3 million in the third quarter and declined $2.9 million in the first nine months of 2019. Interest-bearing deposits decreased $1.9 million and noninterest-bearing deposits decreased $1.0 million in the first nine months of 2019 primarily due to seasonal fluctuations for ChoiceOne’s depositors. The total of demand deposits, money market deposits, and savings deposits decreased $2.6 million in the first three quarters of 2019 while growth of $13.8 million in local certificates of deposit virtually offset a reduction of $14.1 million in brokered certificates of deposit.

Shareholders’ Equity

Total shareholders’ equity increased $4.1 million from December 31, 2018 to September 30, 2019. A change in accumulated other comprehensive income of $3.8 million resulted from improvement in the market value of ChoiceOne’s available for sale securities. The improvement was caused by a reduction in the first nine months of 2019 in mid- to long-term interest rates. Net income for the first nine months of 2019 was slightly lower than cash dividends declared during the same time period due to the special dividend paid in connection with the merger of County with and into ChoiceOne.

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$71,891	13.6%	$42,197	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	67,803	12.9	23,736	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	67,803	12.9	21,099	6.0	N/A	N/A
Tier 1 capital (to average assets)	67,803	10.3	26,396	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$68,371	13.0%	$42,010	8.0%	$52,513	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	64,283	12.2	23,631	4.5	34,133	6.5
Tier 1 capital (to risk weighted assets)	64,283	12.2	21,005	6.0	31,508	8.0
Tier 1 capital (to average assets)	64,283	9.8	26,253	4.0	32,816	5.0

December 31, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$72,148	13.8%	$41,811	8.0%	N/A	N/A
Common Equity Tier 1 Capital (to risk weighted assets)	67,481	12.9	23,519	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	67,481	12.9	31,359	6.0	N/A	N/A
Tier 1 capital (to average assets)	67,481	10.5	25,658	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$66,976	12.9%	$41,599	8.0%	$51,999	10.0%
Common Equity Tier 1 Capital (to risk weighted assets)	62,309	12.0	23,399	4.5	33,799	6.5
Tier 1 capital (to risk weighted assets)	62,309	12.0	31,199	6.0	41,599	8.0
Tier 1 capital (to average assets)	62,309	9.8	25,512	4.0	31,890	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2019 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided from operating activities was $5.4 million for the nine months ended September 30, 2019 compared to $7.0 million provided in the same period a year ago. The decrease was caused by $1.4 million decrease in net income during the first nine months of 2019 compared to the same period in the prior year. Net cash provided by investing activities was $8.5 million for the first nine months of 2019 compared to $29.7 million used in the same period in 2018. The change was primarily due to a net reduction in securities in the first nine months of 2019 compared to net purchases in the same period in the prior year. Net cash used in financing activities was $17.0 million in the nine months ended September 30, 2019, compared to $326,000 provided in the same period in the prior year. The change was due to the net changes in federal funds purchased, a decrease in proceeds from FHLB advances, and deposits, which were partially offset by the net change in repurchase agreements and a decrease in payments on FHLB advances in 2019 compared to 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2019	2018	2019	2018

Income before income tax	$1,128	$2,364	$4,815	$6,497
Adjustment for pre-tax merger expenses	763	—	1,351	—
Adjusted income before income tax	$1,891	$2,364	$6,166	$6,497

Income tax expense	$106	$350	$671	$992
Tax impact of adjustment for pre-tax merger expenses	142	—	157	—
Adjusted income tax expense	$248	$350	$828	$992

Net income	$1,021	$2,014	$4,144	$5,505
Adjustment for pre-tax merger expenses, net of tax impact	621		1,194
Adjusted net income	$1,642	$2,014	$5,338	$5,505

Basic earnings per share	$0.28	$0.55	$1.14	$1.52
Effect of merger expenses, net of tax impact	0.17	—	0.33	—
Adjusted basic earnings per share	$0.45	$0.55	$1.47	$1.52

Diluted earnings per share	$0.28	$0.55	$1.14	$1.52
Effect of merger expenses, net of tax impact	0.17	—	0.32	—
Adjusted diluted earnings per share	$0.45	$0.55	$1.46	$1.52

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2019. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the nine months ended September 30, 2019 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2019, ChoiceOne issued 720 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $21,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the second quarter of 2019.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

2.1	Agreement and Plan of Merger between County Bank Corp, and ChoiceOne Financial Services, Inc. dated March 22, 2019. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed March 25, 2019 . Here incorporated by reference.

3.1	Amended and Restated Articles of Incorporation of ChoiceOne.

3.2	Bylaws of ChoiceOne as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne‘s Form 8-K filed October 1, 2019. Here incorporated by reference.

10.1	Employment Agreement between ChoiceOne Financial Services, Inc. and Kelly J. Potes, dated as of September 30, 2019. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed October 1, 2019. Here incorporated by reference.

10.2	Employment Agreement between ChoiceOne Financial Services, Inc. and Michael J. Burke, Jr., dated as of March 22, 2019. Previously filed as Exhibit 10.7 to ChoiceOne’s Pre-Effective Amendment No. 2 to Form S-4 filed August 5, 2019. Here incorporated by reference.

10.3	Transition Agreement between ChoiceOne Financial Services, Inc. and Bruce J. Cady, dated as of March 22, 2019. Previously filed as Exhibit 10.8 to ChoiceOne’s Pre-Effective Amendment No. 2 to Form S-4 filed August 5, 2019. Here incorporated by reference.

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 12, 2019	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)