Form 10-K
period 2019-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2020-03-16
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

Commission File Number:  000-19202

ChoiceOne Financial Services, Inc.

(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2659066 (I.R.S. Employer Identification No.)

109 East Division Street, Sparta, Michigan (Address of Principal Executive Offices)	49345 (Zip Code)

(616) 887-7366
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock	COFS	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None.

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

As of June 30, 2019, the aggregate market value of common stock held by non-affiliates of the Registrant was $99.7 million.  This amount is based on an average bid price of $26.25 per share for the Registrant’s stock as of such date.

As of February 28, 2020, the Registrant had 7,248,492 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 27, 2020 are incorporated by reference into Part III of this Form 10-K.

ChoiceOne Financial Services, Inc.

Form 10-K ANNUAL REPORT

Page | 2

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne Financial Services, Inc.  Words such as “anticipates,” “believes,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “estimates,” “look forward,” “continue,” “future,” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking.  Examples of forward-looking statements also include, but are not limited to, statements regarding the outlook and expectations of ChoiceOne and Community Shores Bank Corporation (“Community Shores”) with respect to their planned merger, the strategic benefits and financial benefits of the merger, including the expected impact of the transaction on the combined company’s future financial performance (including anticipated accretion to earnings per share, cost savings, the tangible book value earn-back period and other operating and return metrics), and the timing of the closing of the transaction.  All of the information concerning interest rate sensitivity is forward-looking.  All statements with references to future time periods are forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne Financial Services, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.  Such risks, uncertainties, and assumptions with respect to the pending acquisition of Community Shores include, among others, the following:

●

the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction);

●	the failure of Community Shores to obtain shareholder approval, or to satisfy any of the other closing conditions to the transaction, on a timely basis or at all;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●

the possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where ChoiceOne and Community Shores do business, or as a result of other unexpected factors or events;

●	the impact of purchase accounting with respect to the transaction, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
●	diversion of management’s attention from ongoing business operations and opportunities;
●	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction; and
●	the outcome of any legal proceedings that may be instituted against ChoiceOne or Community Shores.

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report.  These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Explanatory Note

On October 1, 2019, ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) completed the merger of County Bank Corp. (“County”) with and into ChoiceOne with ChoiceOne surviving the merger.  Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2019 include the impact of the merger, which was effective as of October 1, 2019.  For additional details regarding the merger with County, see Note 21 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Item 1.	Business

General

ChoiceOne is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”).  The Company was incorporated on February 24, 1986, as a Michigan corporation.  The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987.  Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp. (“VRFC”), a one-bank holding company for Valley Ridge Bank (“VRB”).  In December 2006, VRB was consolidated into ChoiceOne Bank.  Effective October 1, 2019, County, a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company.  It is expected that Lakestone will be consolidated into ChoiceOne Bank in May 2020.  ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the “Insurance Agency”), and Lakestone owns all of the outstanding capital stock of Lakestone Financial Services, Inc. (“Lakestone Financial”).

Page | 3

The Company’s business is primarily concentrated in a single industry segment banking.  ChoiceOne Bank and Lakestone (together referred to as the “Banks”) are full-service banking institutions that offer a variety of deposit, payment, credit and other financial services to all types of customers.  These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services.  Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals.  Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate.  The Banks’ consumer loan departments make direct and indirect loans to consumers and purchasers of residential and real property.  In addition, Lakestone provides trust and wealth management services.  No material part of the business of the Company or the Banks is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Company.

ChoiceOne Bank’s primary market areas lie within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan, and Lakestone Bank’s in Lapeer, Macomb, and St. Clair counties in southeastern Michigan in the communities where the Banks’ respective offices are located.  The Banks serve these markets through 27 full-service offices.  The Company and the Banks have no foreign assets or income.

At December 31, 2019, the Company had consolidated total assets of $1.4 billion, net loans of $798.0 million, total deposits of $1.2 billion and total shareholders’ equity of $192.1 million. For the year ended December 31, 2019, the Company recognized consolidated net income of $7.2 million.  The principal source of revenue for the Company and the Banks is interest and fees on loans.  On a consolidated basis, interest and fees on loans accounted for 64%, 64%, and 60% of total revenues in 2019, 2018, and 2017, respectively.  Interest on securities accounted for 13%, 14%, and 13% of total revenues in 2019, 2018, and 2017, respectively.  For more information about the Company’s financial condition and results of operations, see the consolidated financial statements and related notes included in Part II, Item 8 of this report.

Pending Acquisition

On January 3, 2020, ChoiceOne and Community Shores Bank Corporation (“Community Shores”) entered into an Agreement and Plan of Merger providing for the merger of Community Shores with and into ChoiceOne, with ChoiceOne as the surviving corporation.  Subject to the terms and conditions of the merger agreement, upon completion of the merger, each share of Community Shores common stock outstanding immediately prior to the merger will be converted into the right to receive, at the election of each Community Shores shareholder, an amount of cash equal to $5.00 or 0.17162 shares of ChoiceOne common stock, in each case subject to the limitation that the total number of shares of Community Shores common stock to be converted into shares of ChoiceOne common stock will equal not less than 50% and not more than 75% of the total outstanding shares of Community Shores common stock as of the effective time of the merger.

Completion of the merger with Community Shores is subject to certain customary closing conditions, including, among others, receipt of the requisite approval by the Community Shores shareholders, receipt of required regulatory approvals, the absence of any law or order prohibiting completion of the merger, the effectiveness of the registration statement to be filed by ChoiceOne with respect to the shares of ChoiceOne common stock to be issued in the merger and the absence of a material adverse effect (as defined in the merger agreement).

The foregoing description of the merger and merger agreement with Community Shores is qualified in its entirety by reference to the merger agreement, which was filed as Exhibit 2.1 to ChoiceOne’s Form 8-K filed January 6, 2020.

Competition

The Banks’ competition primarily comes from other financial institutions located within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan and Lapeer, Macomb, and St. Clair counties in southeastern Michigan.  There are a number of larger commercial banks within the Banks’ primary market areas.  The Banks also compete with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions, internet banks and other financial technology companies, and commercial finance and leasing companies for deposits, loans and service business.  Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Banks.  Many of these competitors have substantially greater resources than the Banks.  The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

Page | 4

Supervision and Regulation

Banks and bank holding companies are extensively regulated.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Company’s activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking.  Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Company to acquire control of any additional bank holding companies, banks or other operating subsidiaries. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support them.

The Banks are chartered under state law and are subject to regulation by the Michigan Department of Insurance and Financial Services (“DIFS”).  State banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements.  The Banks are members of the Federal Reserve System and are also subject to regulation by the Federal Reserve Board.  The Banks’ deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) to the maximum extent provided by law.  The Banks are members of the Federal Home Loan Bank system, which provides certain advantages to the Banks, including favorable borrowing rates for certain funds.

The Company is a legal entity separate and distinct from the Banks.  The Company’s primary source of funds available to pay dividends to shareholders is dividends paid to it by the Banks.  There are legal limitations on the extent to which the Banks can lend or otherwise supply funds to the Company.  In addition, payment of dividends to the Company by the Banks is subject to various state and federal regulatory limitations.

The FDIC formed the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) to create a stronger and more stable insurance system.  The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of the Banks up to a maximum amount of $250,000 per separately insured depositor. FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefined an institution’s assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also established the initial base assessment rate for Risk Category 1 institutions, such as the Banks, at 5 to 9 basis points (annualized).  Effective July 1, 2016, the FDIC amended its rules to eliminate Risk Categories for small banks, replacing them with a method based on a bank’s CAMELS composite rating and several financial ratios.  On that date, the Banks’ initial base assessment rate was reduced to 3 basis points, since the Federal Deposit Insurance Reserve Ratio reached 1.15% as of June 30, 2016.

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

The Company and the Banks are subject to regulatory “risk-based” capital guidelines. Failure to meet these capital guidelines could subject the Company or the Banks to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, the Banks would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless it could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks. In addition, if DIFS deems the Banks’ capital to be impaired, DIFS may require the Banks to restore their capital by a special assessment on the Company as the Banks’ sole shareholder. If the Company fails to pay any assessment, the Company’s directors will be required, under Michigan law, to sell the shares of the Banks’ stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Banks’ capital.

Page | 5

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

On July 3, 2013, the FDIC Board of Directors approved the Regulatory Capital Interim Final Rule, implementing Basel III.  This rule redefines Tier 1 capital as two components (Common Equity Tier 1 and Additional Tier 1), creates a new capital ratio (Common Equity Tier 1 Risk-based Capital Ratio) and implements a capital conservation buffer.  It also revises the prompt corrective action thresholds and makes changes to risk weights for certain assets and off-balance-sheet exposures.  The Banks were required to transition into the new rule beginning on January 1, 2015.

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

In order for the Company to maintain financial holding company status, both the Company and the Banks must be categorized as “well-capitalized” and “well-managed” under applicable regulatory guidelines.  If the Company or either of the Banks ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies.  In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Banks.  The Company and the Banks were each categorized as “well-capitalized” and “well-managed” as of December 31, 2019.

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

Page | 6

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

Banks are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.  Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.”  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application.  Upon receiving notice that a subsidiary bank is rated less than “satisfactory,” a financial holding company will be prohibited from additional activities that are permitted to be conducted by a financial holding company and from acquiring any company engaged in such activities.  The CRA rating of each of the Banks was “Satisfactory” as of its most recent examination.

Effects of Compliance With Environmental Regulations

The nature of the business of the Banks is such that they hold title, on a temporary or permanent basis, to a number of parcels of real property.  These include properties owned for branch offices and other business purposes as well as properties taken in or in lieu of foreclosure to satisfy loans in default.  Under current state and federal laws, present and past owners of real property may be exposed to liability for the cost of cleanup of environmental contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination.  These liabilities can be material and can exceed the value of the contaminated property.  Management is not presently aware of any instances where compliance with these provisions will have a material effect on the capital expenditures, earnings or competitive position of the Company or the Banks, or where compliance with these provisions will adversely affect a borrower’s ability to comply with the terms of loan contracts.

Employees

As of February 28, 2020, the Company, the Banks and the Insurance Agency employed 339 employees, of which 270 were full-time employees.  The Company, the Banks, and the Insurance Agency believe their overall relations with their employees are good.

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

Page | 7

Securities Portfolio

The carrying value of securities categorized by type as of December 31 was as follows:

(Dollars in thousands)	2019	2018	2017
Equity securities	$2,851	$2,847	$—

U.S. Government and federal agency	$17,215	$33,529	$35,126
U.S. Treasury notes and bonds	2,008	1,947	1,960
State and municipal	173,924	103,928	100,048
Mortgage-backed securities	142,760	21,575	9,820
Corporate	2,672	5,102	5,151
Equity securities	—	—	2,892
Trust preferred securities	1,000	500	500
Asset-backed securities	—	21	94
Total	$339,579	$166,602	$155,591

The Company did not hold investment securities from any one issuer at December 31, 2019, that were greater than 10% of the Company’s shareholders’ equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2019 and 2018, a schedule of maturities of securities as of December 31, 2019, and the weighted average yields of securities as of December 31, 2019:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2019	2018
U.S. Government and federal agency	$9,099	$2,026	$6,090	$—	$17,215	$33,529
U.S. Treasury notes and bonds	—	2,008	—	—	2,008	1,947
State and municipal (1)	16,450	50,121	64,436	42,917	173,924	103,928
Corporate	300	2,372	—	—	2,672	5,102
Trust preferred securities	1,000	—	—	—	1,000	500
Asset-backed securities	—	—	—	—	—	21
Total debt securities	26,849	56,527	70,526	42,917	196,819	145,027

Mortgage-backed securities	8	77,251	60,607	4,894	142,760	21,575
Equity securities (2)	—	—	1,000	1,851	2,851	2,847
Total	$26,857	$133,778	$132,133	$49,662	$342,430	$169,449

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.88%	1.98%	2.43%	—%	2.09%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (1)	2.89	2.88	2.94	1.23	2.50
Corporate	2.03	2.74	—	—	2.66
Trust preferred securities	5.25	—	—	—	5.25
Mortgage-backed securities	3.67	2.51	2.26	3.03	2.42
Equity securities (2)	—	—	4.56	—	0.92

(1)  The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 21% for 2019.

(2)  Equity securities are preferred and common stock that may or may not have a stated maturity.

Page | 8

Loan Portfolio

The Company’s loan portfolio categorized by loan type (excluding loans held for sale and loans to other financial institutions) is presented below for the respective years ended December 31:

(Dollars in thousands)
	2019	2018	2017	2016	2015
Agricultural	$57,339	$49,109	$48,464	$44,614	$40,232
Commercial and industrial	148,083	91,406	104,386	96,088	94,347
Consumer	38,854	24,382	24,513	21,596	20,090
Real estate - commercial	326,379	139,453	123,487	110,762	97,736
Real estate - construction	13,411	8,843	6,613	6,153	5,390
Real estate - residential	217,982	95,880	91,322	89,787	91,509
Total loans, gross	$802,048	$409,073	$398,785	$369,000	$349,304

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2019.  All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2019.

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$15,610	$17,779	$23,950	$57,339
Commercial and industrial	47,846	52,336	47,901	148,083
Real estate - commercial	24,727	130,333	171,319	326,379
Real estate - construction	12,126	1,285	—	13,411
Totals	$100,309	$201,733	$243,170	$545,212

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Sensitivity to Changes in Interest Rates
Loans with fixed interest rates	$39,463	$174,100	$132,544	$346,107
Loans with floating or adjustable interest rates	60,846	27,633	110,626	199,105
Totals	$100,309	$201,733	$243,170	$545,212

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2019	2018	2017	2016	2015
Loans accounted for on a nonaccrual basis	$4,687	$1,532	$1,096	$1,983	$2,198
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—	258	229	29
Loans defined as “troubled debt restructurings”	1,726	2,254	2,896	2,853	3,271
Totals	$6,413	$3,786	$4,250	$5,065	$5,498

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

Page | 9

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2019	2018	2017
Interest on non-performing loans that would have been earned had the loans been in an accrual or performing status	$474	$224	$218
Interest on non-performing loans that was actually recorded when received	$104	$122	$145

Potential Problem Loans

At December 31, 2019, there were no loans not disclosed above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.  Specific loss allocations totaling $355,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2019.  However, the entire allowance for loan losses is also available for any potential problem loans.

Loan Concentrations

As of December 31, 2019, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest-Bearing Assets

As of December 31, 2019, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

Page | 10

(Dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$4,673	$4,577	$4,277	$4,194	$4,173

Charge-offs:
Agricultural	—	—	—	—	—
Commercial and industrial	83	58	439	37	30
Consumer	292	282	253	218	291
Real estate - commercial	589	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	25	25	43	102	140
Total charge-offs	989	365	735	357	461

Recoveries:
Agricultural	65	33	—	—	1
Commercial and industrial	22	107	21	31	64
Consumer	136	112	169	149	121
Real estate - commercial	26	61	258	89	47
Real estate - construction	—	—	40	—	—
Real estate - residential	124	113	62	171	149
Total recoveries	373	426	550	440	382

Net charge-offs (recoveries)	616	(61)	185	(83)	79

Provision for loan losses	—	35	485	—	100

Allowance for loan losses at end of year	$4,057	$4,673	$4,577	$4,277	$4,194

Allowance for loan losses as a percentage of:
Total loans as of year end	0.51%	1.14%	1.15%	1.16%	1.21%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	63%	123%	108%	84%	76%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	(0.02)%	0.05%	(0.02)%	0.02%
Loan recoveries as a percentage of prior year’s charge-offs	102%	58%	154%	95%	36%

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

Page | 11

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)	2019	2018	2017	2016	2015
Agricultural	$471	$481	$506	$433	$420
Commercial and industrial	655	892	1,001	688	586
Consumer	270	254	262	305	297
Real estate - commercial	1,663	1,926	1,761	1,438	1,030
Real estate - construction	76	38	35	62	46
Real estate - residential	640	537	726	1,013	1,388
Unallocated	282	545	286	338	427
Total allowance	$4,057	$4,673	$4,577	$4,277	$4,194

The lower level in the allowance allocation to commercial and industrial loans was due to lower historical charge-off levels. The decline in the allocation to commercial real estate loans was caused by net charge-offs in 2019 which were not completely replaced by a provision allocation. The reduction in both the unallocated and total allowance for loan losses balances in 2019 resulted from net charge-offs during the year with a provision of $0.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2019.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2019	2018	2017	2016	2015
Agricultural	7%	12%	12%	12%	12%
Commercial and industrial	18	22	26	26	26
Consumer	5	6	6	6	6
Real estate - commercial	40	34	31	30	28
Real estate - construction	2	2	2	2	2
Real estate - residential	28	24	23	24	26
Total loans	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2019		2018		2017
Noninterest-bearing demand	$186,411	—%	$148,495	—%	$136,353	—%
Interest-bearing demand and money market deposits	278,444	0.56	209,542	0.33	208,049	0.18
Savings	109,028	0.07	76,102	0.02	76,107	0.02
Certificates of deposit	136,537	1.87	109,834	1.34	104,936	0.75
Total	$710,420	0.63%	$543,973	0.40%	$525,445	0.22%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2019:

(Dollars in thousands)

Maturing in less than 3 months	$25,279
Maturing in 3 to 6 months	27,958
Maturing in 6 to 12 months	21,400
Maturing in more than 12 months	10,771
Total	$85,408

At December 31, 2019, the Banks had no material foreign deposits.

Page | 12

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2019	2018	2017
Outstanding balance at December 31	$—	$4,800	$—
Average interest rate at December 31	—%	2.80%	—%
Average balance during the year	$2,289	$2,174	$703
Average interest rate during the year	2.48%	2.31%	1.47%
Maximum month end balance during the year	$15,000	$13,000	$5,470

Repurchase agreements include advances by the Banks’ customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2019	2018	2017
Outstanding balance at December 31	$—	$—	$7,148
Average interest rate at December 31	—%	—%	0.05%
Average balance during the year	$—	$1,412	$4,958
Average interest rate during the year	—%	0.05%	0.05%
Maximum month end balance during the year	$—	$7,148	$8,440

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2019	2018	2017
Outstanding balance at December 31	$33,000	$5,000	$20,268
Average interest rate at December 31	2.12%	2.57%	1.36%
Average balance during the year	$18,765	$11,752	$22,830
Average interest rate during the year	2.38%	1.92%	1.21%
Maximum month end balance during the year	$53,000	$25,000	$40,273

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders’ equity in 2019, 2018 or 2017.

Page | 13

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2019	2018	2017
Return on assets (net income divided by average total assets)	0.85%	1.15%	0.98%

Return on equity (net income dividend by average equity)	6.48%	9.55%	8.22%

Dividend payout ratio (dividends declared per share divided by net income per share)	80.97%	35.08%	37.57%

Equity to assets ratio (average equity divided by average total assets)	13.08%	12.04%	11.91%

Page | 14

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

Investments in the Company’s common stock involve risk.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

●	The impact associated with the novel coronavirus outbreak, COVID-19
●	Variations in quarterly or annual operating results
●	Changes in dividends per share
●	Changes in interest rates
●	New developments, laws or regulations in the banking industry
●	Acquisitions or business combinations involving the Company or its competition
●	Regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated
●	Volatility of stock market prices and volumes
●	Changes in market valuations of similar companies
●	New litigation or contingencies or changes in existing litigation or contingencies
●	Changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies
●	Rumors or erroneous information
●	Credit and capital availability
●	Issuance of additional shares of common stock or other debt or equity securities of the Company

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. If its assumptions are wrong, the allowance for loan losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results, and may cause it to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the allowance for loan losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations. In addition, a large portion of the loan portfolio was marked to fair value as part of the merger with County and does not carry an allowance as management determined no credit deterioration had occurred since the effective date of the merger.

Page | 15

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

Changes in interest rates could reduce the Company‘s income and cash flow.

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

Page | 16

Legislative or regulatory changes or actions could adversely impact the Company or the businesses in which it is engaged.

The Company and the Banks are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and not to benefit the Company’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Company’s regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies against the Company or the Banks could require the Company to devote significant time and resources to defending its business and may lead to penalties that materially affect the Company.

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

The Company and the Banks are regularly involved in a variety of litigation arising out of the normal course of business. The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause the Company to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Company’s insurance coverage, they could have a material adverse effect on the Company’s financial condition and results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Page | 17

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

Severe weather, natural disasters, acts of war or terrorism, risks posed by an outbreak of a widespread epidemic or pandemic of disease (or widespread fear thereof), including the impact of the novel coronavirus outbreak, COVID-19, and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.

The effects of the novel coronavirus outbreak, COVID-19, on the financial condition of the Banks' borrowers are currently not completely known. As a result of the outbreak, it is possible that certain of the Banks' borrowers may be negatively impacted. The Banks may begin to experience requests for payment extensions and, ultimately, some borrowers may be unable to make payments in accordance with the terms of their loan agreements, which in turn may have a negative effect on the Company's financial condition and results of operations.

Page | 18

The Company relies on dividends from the Banks for most of its revenue.

The Company is a separate and distinct legal entity from the Banks. It receives substantially all of its revenue from dividends from the Banks. These dividends are the principal source of funds to pay cash dividends on the Company’s common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Banks may pay to the Company. If the Banks are unable to pay dividends to the Company, the Company may not be able to pay cash dividends on its common stock. The earnings of the Banks have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting the Company and the Banks.

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

The Company’s headquarters are located at 109 East Division, Sparta, Michigan 49345. The headquarters location is owned by the Company and is not subject to any mortgage.

28 of the Company’s 29 branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. One location is a leased loan production office. The Company’s management believes all offices are adequately covered by property insurance. Of the 29 branch locations, 27 are owned and 2 are leased. Below is a comprehensive listing of the Company’s branch locations:

Almont	5515 Van Dyke Road	Almont, Michigan	Owned
Armada	72890 North Avenue	Armada, Michigan	Owned
Attica	4515 Imlay City Road	Attica, Michigan	Owned
Capac	206 North Main Street	Capac, Michigan	Owned
Cedar Springs	4170 17 Mile Road	Cedar Springs, Michigan	Owned
Comstock Park	5050 Alpine Avenue NW	Comstock Park, Michigan	Owned
Coopersville	661 West Randall	Coopersville, Michigan	Owned
Deerfield	30 West Burnside Road	Fostoria, Michigan	Owned
Elba	5508 Davison Road	Lapeer, Michigan	Owned
Emmett	3177 Main Street	Emmett, Michigan	Owned
Fremont	1423 West Main Street	Fremont, Michigan	Owned
Grand Rapids	330 Market Avenue SW	Grand Rapids, Michigan	Owned
Grant	10 West Main Street	Grant, Michigan	Owned
Imlay City	1875 South Cedar Street	Imlay City, Michigan	Owned
Kent City	450 West Muskegon	Kent City, Michigan	Owned
Lapeer – Main	83 West Nepessing Street	Lapeer, Michigan	Owned
Lapeer – South	637 South Main Street	Lapeer, Michigan	Owned
Loan Production Office	609 A, Huron Avenue	Port Huron, Michigan	Leased
Memphis	81111 Main Street	Memphis, Michigan	Owned
Metamora	3414 South Lapeer Street	Metamora, Michigan	Owned
Muskegon	5475 East Apple Avenue	Muskegon, Michigan	Owned
Newaygo	246 West River Valley Drive	Newaygo, Michigan	Owned
Ravenna	3069 Slocum Road	Ravenna, Michigan	Owned
Rockford – Downtown	890 East Division Street NE	Rockford, Michigan	Owned
Rockford – Belding Road	6795 Courtland Drive	Rockford, Michigan	Owned
Sparta – Appletree	440 West Division	Sparta, Michigan	Leased
Sparta – Main	109 East Division	Sparta, Michigan	Owned
Wealth Management Center	1175 South Lapeer Road	Lapeer, Michigan	Owned
Yale	3 North Main Street	Yale, Michigan	Owned

Page | 19

Item 3.	Legal Proceedings

As of December 31, 2019, there were no significant pending legal proceedings to which the Company or the Banks is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

STOCK INFORMATION

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS. The range of high and low bid prices for shares of common stock for each quarterly period during the past two years is as follows:

	2019		2018
	Low	High	Low	High
First Quarter	$24.50	$26.05	$20.41	$23.14
Second Quarter	24.85	30.00	22.81	26.50
Third Quarter	28.65	31.75	26.15	29.99
Fourth Quarter	28.55	32.99	24.75	27.95

The prices listed above are over-the-counter market quotations reported to ChoiceOne by its market makers. The over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. As of February 28, 2020, the closing price for shares of ChoiceOne common stock was $33.00.

As of February 28, 2020, there were 1,119 shareholders of record of ChoiceOne common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2019 and 2018:

	2019	2018
First Quarter	$0.20	$0.17
Second Quarter	0.20	0.18
Third Quarter	0.80	0.18
Fourth Quarter	0.20	0.18
Total	$1.40	$0.71

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Banks. The Banks are restricted in their ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2020, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

On October 23, 2019, the Company issued 665 shares of common stock to its directors pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $19,000. The Company relied on the exemption contained in Section 4(6) of the Securities Act of 1933 in connection with these sales.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne’s purchases of its common stock during the quarter ended December 31, 2019.

Page | 20

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

October 1 - October 31, 2019
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	68,650
November 1 - November 30, 2019
Employee Transactions (1)	2,432	$30.00	2,432
Repurchase Plan	—	$—	—	66,218
December 1 - December 31, 2019
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	66,218

(1) Shares submitted for the purchase of stock options.

Page | 21

Item 6.	Selected Financial Data

ChoiceOne Financial Services, Inc.

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share data)
	2019	2018	2017	2016	2015
For the year
Net interest income	$27,773	$22,064	$20,563	$19,343	$18,362
Provision for loan losses	—	35	485	—	100
Noninterest income	9,168	6,920	7,811	7,881	7,702
Noninterest expense	28,476	20,461	19,334	18,972	18,276
Income before income taxes	8,465	8,488	8,555	8,252	7,688
Income tax expense	1,295	1,155	2,387	2,162	1,945
Net income	7,171	7,333	6,168	6,090	5,743
Cash dividends declared	5,806	2,572	2,317	2,231	2,170

Per share *
Basic earnings	$1.58	$2.03	$1.70	$1.68	$1.59
Diluted earnings	1.58	2.02	1.70	1.68	1.58
Cash dividends declared	1.40	0.71	0.64	0.62	0.60
Shareholders’ equity (at year end)	26.52	22.25	21.14	19.73	19.22

Average for the year
Securities	$210,492	$170,461	$177,125	$173,119	$152,361
Gross loans	534,646	404,494	388,609	357,880	342,382
Deposits	710,419	543,973	525,445	479,670	443,972
Federal Home Loan Bank advances	18,980	12,002	22,830	26,049	19,989
Shareholders’ equity	110,610	76,801	75,026	72,134	68,439
Assets	845,851	637,790	629,748	586,299	551,762

At year end
Securities	$348,888	$173,016	$159,158	$177,955	$163,323
Gross loans	802,048	409,073	398,785	369,000	349,304
Deposits	1,154,602	577,015	539,853	512,386	474,696
Federal Home Loan Bank advances	33,198	5,233	20,268	12,301	11,332
Shareholders’ equity	192,139	80,477	76,550	71,698	69,842
Assets	1,386,128	670,544	646,544	607,371	567,746

Selected financial ratios
Return on average assets	0.85%	1.15%	0.98%	1.04%	1.04%
Return on average shareholders’ equity	6.48	9.55	8.22	8.44	8.39
Cash dividend payout as a percentage of net income	80.97	35.08	37.57	36.63	37.79
Shareholders’ equity to assets (at year end)	13.86	12.00	11.84	11.80	12.30

* Per share amounts have been adjusted for the 5% stock dividends paid in 2017 and 2018.

Note - All 2019 financial data includes the impact of the merger with County, which was effective as of October 1, 2019.

Page | 22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne, and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

Explanatory Note

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp (“County”) with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2019 include the impact of the merger, which was effective as of October 1, 2019. For additional details regarding the merger with County, see Note 21 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

RESULTS OF OPERATIONS

Summary

ChoiceOne’s net income for 2019 was $7,171,000, compared to $7,333,000 in 2018. Excluding $1,769,000 in merger-related expenses, after tax, net income for 2019 amounted to $8,940,000. In this report, the term merger-related expenses includes expenses related to the merger with County and the pending merger with Community Shores Bank Corporation.

Total assets have grown to $1.4 billion as of December 31, 2019 compared to $671 million as of December 31, 2018; the increase was primarily related to the merger with County. Net loans grew $394 million from December 31, 2018 to December 31, 2019. This loan growth coupled with a larger securities portfolio helped total interest income for 2019 to grow $7,948,000 compared to the prior year. All loan growth was attributed to the merger with County. Full year and fourth quarter 2019 interest income on loans included $75,000 of accretion of the discount recorded on the Lakestone loans acquired in the merger with County. ChoiceOne also saw deposit growth during 2019 of $578 million. ChoiceOne Bank experienced $33 million of growth in local deposits which was offset by a reduction of $32 million of brokered deposits, while the remainder was attributed to the merger with County. The interest cost of deposits and other funding increased by $2,239,000 in 2019 compared to 2018; $1,119,000 of the increase was related to ChoiceOne Bank funds while the remainder was attributed to Lakestone.

Total noninterest income increased $2,248,000 in 2019 compared to the prior year. Gains on sales of loans increased due to lower interest rates encouraging refinance activity and a favorable housing market in ChoiceOne’s market areas. Customer service charges increased largely due to the impact of the merger with County in the fourth quarter of 2019.

Total noninterest expense increased $8,015,000 in 2019 compared to 2018. Much of the increase was caused by merger related expenses and Lakestone Bank’s expenses included in the fourth quarter of 2019. The increase in salaries and benefits expense was related to annual wage increases and the addition of Lakestone in the fourth quarter of 2019. Other noninterest expenses were also higher in the fourth quarter and twelve months ended December 31, 2019 compared to the same periods in the prior year due to growth in the related costs and the addition of Lakestone in the fourth quarter of 2019.

Net income for 2018 was $7,333,000, which represented an increase of $1,165,000 or 19% from 2017. Growth in net income resulted primarily from an increase in net interest income in 2018 compared to 2017, a reduction of tax expense related to the Tax Cut and Jobs Act and a decline in the provision for loan losses. This impact was partially offset by a reduction in noninterest income and growth in noninterest expense in 2018 compared to the prior year. The benefit of $7.3 million of growth in average earning assets in 2018 compared to 2017 was aided by an 11 basis point increase in ChoiceOne’s net interest spread. Net loan recoveries of $61,000 in 2018 allowed ChoiceOne to take a minimal provision for loan losses, compared to net charge-offs of $185,000 in 2017 which necessitated a provision expense of $485,000. A decline in noninterest income of $891,000 in 2018 compared to 2017 was primarily due to a nonrecurring gain of $908,000 on the sale of a portion of ChoiceOne’s investment book of business that occurred in the fourth quarter of 2017. The increase of $1,127,000 in noninterest expense in 2018 compared to the prior year was primarily caused by higher salaries and benefits expense and other noninterest expense.

Dividends
Cash dividends of $5,806,000 or $1.40 per common share were declared in 2019, compared to $2,572,000 or $0.71 per common share in 2018 and $2,317,000 or $0.64 per common share in 2017. Dividends in 2019 included a special dividend of $0.60 per share paid on September 30, 2019 in connection with the merger with County. The dividend yield on ChoiceOne’s common stock was 4.38% as of the end of 2019, compared to 2.84% in 2018, and 2.86% in 2017. The cash dividend payout as a percentage of net income was 81% in 2019, compared to 35% in 2018 and 38% in 2017. In addition, a 5% stock dividend was paid on May 31, 2018, which caused $4,335,000 to be transferred from retained earnings to paid-in capital. A 5% stock dividend was also paid on May 31, 2017 and produced a transfer of $3,779,000 from retained earnings to paid-in capital.

Page | 23

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year ended December 31,
	2019			2018			2017
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (2)	$534,646	$26,791	5.01%	$404,494	$20,038	4.95%	$388,609	$17,974	4.63%
Taxable securities (3)	152,094	3,955	2.60	114,570	2,896	2.53	122,150	2,371	1.94
Nontaxable securities (1)	58,398	1,867	3.20	55,891	1,858	3.32	54,975	2,142	3.90
Other	14,992	268	1.79	7,504	131	1.74	9,465	102	1.08
Interest-earning assets	760,130	32,881	4.33	582,459	24,923	4.28	575,199	22,589	3.93
Noninterest-earning assets (4)	85,721			55,331			54,549
Total assets	$845,851			$637,790			$629,748

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$278,444	$1,559	0.56%	$209,542	$688	0.33%	$208,049	$385	0.18%
Savings deposits	109,028	79	0.07	76,102	17	0.02	76,107	14	0.02
Certificates of deposit	136,537	2,550	1.87	109,834	1,470	1.34	104,936	790	0.75
Advances from Federal Home Loan Bank	18,980	455	2.40	12,002	235	1.96	22,830	276	1.21
Other	2,289	57	2.48	3,586	51	1.42	5,661	13	0.23
Interest-bearing liabilities	545,278	4,700	0.86	411,066	2,461	0.60	417,583	1,478	0.36
Demand deposits	186,411			148,495			136,353
Other noninterest-bearing liabilities	3,552			1,428			786
Total liabilities	735,241			560,989			554,722
Shareholders’ equity	110,610			76,801			75,026
Total liabilities and shareholders’ equity	$845,851			$637,790			$629,748

Net interest income (tax-equivalent basis)- interest spread		28,181	3.47%		22,462	3.68%		21,111	3.57%
Tax-equivalent adjustment (1)		(408)			(398)			(548)
Net interest income		$27,773			$22,064			$20,563
Net interest income as a percentage of interest-earning assets (tax-equivalent basis)			3.71%			3.86%			3.67%

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21% for 2019 and 2018 and 34% for 2017.

(2)	Interest on loans included net origination fees charged on loans of approximately $866,000, $1,087,000, and $1,003,000 in 2019, 2018, and 2017, respectively.
(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.
(4)	Noninterest-earning assets include loans in nonaccrual status, which averaged approximately $2,965,000, $1,266,000, and $1,486,000 in 2019, 2018, and 2017, respectively.

Page | 24

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year ended December 31,
(Dollars in thousands)	2019 Over 2018			2018 Over 2017
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$6,753	$6,519	$234	$2,064	$754	$1,310
Taxable securities	1,059	973	86	525	(155)	680
Nontaxable securities (2)	9	82	(73)	(284)	35	(319)
Other	137	133	4	29	(24)	53
Net change in interest income	7,958	7,707	251	2,334	610	1,724

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	871	277	594	303	3	300
Savings deposits	62	10	52	3	—	3
Certificates of deposit	1,080	411	669	680	39	641
Advances from Federal Home Loan Bank	220	159	61	(41)	(165)	124
Other	6	(22)	28	38	(7)	45
Net change in interest expense	2,239	835	1,404	983	(130)	1,113
Net change in tax-equivalent net interest income	$5,719	$6,872	$(1,153)	$1,351	$740	$611

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

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2019 and 2018, and 34% for 2017.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $408,000, $398,000 and $548,000 for the years ended 2019, 2018 and 2017, respectively. These adjustments were computed using a 21% federal income tax rate in 2019 and 2018, and 34% federal income tax rate in 2017.

Tax-equivalent net interest income increased $5,719,000 in 2019 compared to 2018. The increase was attributed to an increase of $177.7 million in average interest-earning assets, partially offset by the impact of a decline of 21 basis points in ChoiceOne’s net interest spread. The reduction in the net interest spread resulted from an increase of 26 basis points in the average rate paid on interest-bearing liabilities, while the average rate earned on interest-earning assets increased 5 basis points.

The average balance of loans increased $130.2 million in 2019 compared to 2018, $105.8 million of which was due to Lakestone loans which were included in the fourth quarter of 2019. The remaining growth was primarily from residential real estate loans, whose average balance increased $22.6 million in 2019 compared to 2018. In addition to the average balance growth, the average rate earned on loans increased 6 basis points in 2019 compared to 2018 as a result of higher general market interest rates and higher rates charged on new loan originations. Tax-equivalent interest income on loans increased $6.8 million in 2019 compared to the prior year. The average balance of total securities grew $40.0 million in 2019 compared to the prior year. The inclusion of Lakestone securities in the fourth quarter of 2019 caused an average balance increase of $45.0 million, while the average balance of ChoiceOne Bank securities was $5.0 million lower in 2019 than in 2018. The average balance growth and a minimal change in the average rate earned on securities caused interest income from securities to grow $1.1 million in 2019 compared to the prior year. An average balance in other interest-earning assets of $15.0 million in 2019, as compared to the balance of $7.5 million in 2018, caused interest income to increase $137,000.

Overall higher general market interest rates in 2019 compared to 2018 caused the average rate paid to be higher for all interest-bearing liability categories. The average balance of interest-bearing demand deposits increased $68.9 million in 2019 compared to 2018. The effect of this increase and a 23 basis point increase in the average rate paid caused interest expense to be $871,000 higher in 2019 than in the prior year. The average balance of certificates of deposit was $26.7 million higher in 2019 than in 2018. Growth in the average balance plus the impact of a 53 basis point increase in the average rate paid caused interest expense to grow $1,080,000. A $7.0 million increase in the average balance of Federal Home Loan Bank advances coupled with a 44 basis point increase in the average rate paid caused interest expense to grow $220,000 in 2019 compared to the prior year.

Page | 25

ChoiceOne’s tax-equivalent net interest income spread was 3.47% in 2019 and 3.68% in 2018. The decrease in the net interest income spread resulted from a lower level of growth in the average rate earned on interest-earning assets than the rate paid on interest-bearing liabilities.

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

ChoiceOne’s tax-equivalent net interest income spread was 3.68% for 2018 and 3.57% for 2017. The increase in the net interest income spread resulted from the average rate earned on interest-earning assets increasing more than the average rate paid on interest-bearing liabilities.

On March 3, 2020 the Federal Reserve Open Market Committee lowered the federal funds rate by 50 basis points which was followed by a reduction of 100 basis points on March 15, 2020.  Operating in an environment with lower interest rates is expected to have a negative effect on both ChoiceOne’s interest income and interest spread.  ChoiceOne management continues to monitor rates and their effect on income as part of the Asset/Liability Risk Committee to determine what strategic decisions will need to be made in both rate up and rate down environments.

Page | 26

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2019	2018	2017	2016	2015
Allowance for loan losses at beginning of year	$4,673	$4,577	$4,277	$4,194	$4,173
Charge-offs:
Agricultural	—	—	—	—	—
Commercial and industrial	83	58	439	37	30
Real estate - commercial	589	—	—	—	—
Real estate - construction	—	—	—	—	—
Real estate - residential	25	25	43	102	140
Consumer	292	282	253	218	291
Total	989	365	735	357	461

Recoveries:
Agricultural	65	33	—	—	1
Commercial and industrial	22	107	21	31	64
Real estate - commercial	26	61	258	89	47
Real estate - construction	—	—	40	—	—
Real estate - residential	124	113	62	171	149
Consumer	136	112	169	149	121
Total	373	426	550	440	382

Net charge-offs (recoveries)	616	(61)	185	(83)	79

Provision for loan losses	—	35	485	—	100

Allowance for loan losses at end of year	$4,057	$4,673	$4,577	$4,277	$4,194

Allowance for loan losses as a percentage of:
Total loans as of year end	0.51%	1.14%	1.15%	1.16%	1.20%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	63%	123%	108%	84%	76%
Ratio of net charge-offs (recoveries) to average total loans outstanding during the year	0.12%	(0.02)%	0.05%	(0.02)%	0.02%
Loan recoveries as a percentage of prior year’s charge-offs	102%	58%	154%	95%	36%

The provision for loan losses was $0 in 2019 compared to $35,000 in 2018. No provision was deemed necessary in 2019 based on ChoiceOne’s review of the losses inherent in the loan portfolio and the related allowance for loan losses. The allowance for loan losses as a percentage of total loans decreased to 0.51% of loans as of December 31, 2019, compared to 1.14% as of the end of 2018 and 1.15% as of the end of 2017. The decline was due to the acquisition of $424 million of loans from the merger with County. A fair value market adjustment of $4.7 million related to these loans existed as of the end of 2019. This fair value adjustment is not considered an allowance for loan losses but was recorded upon the acquisition of the loans from County. The coverage ratio of the allowance for loan losses to nonperforming loans was 63% as December 31, 2019, compared to 123% and 108% as of the ends of 2018 and 2017, respectively. The decline in the coverage ratio resulted primarily from an increase of $2.6 million in nonperforming loans during 2019. ChoiceOne had $355,000 of specific allowance allocations for problem loans as of the end of 2019, compared to $297,000 as of the prior year end. Special allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2019 and 2018 were reasonable based on the circumstances surrounding each particular borrower.

Page | 27

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2019	2018	2017	2016	2015
Agricultural	$471	$481	$506	$433	$420
Commercial and industrial	655	892	1,001	688	586
Real estate - commercial	1,663	1,926	1,761	1,438	1,030
Real estate - construction	76	38	35	62	46
Real estate - residential	640	537	726	1,013	1,388
Consumer	270	254	262	305	297
Unallocated	282	545	286	338	427
Total allowance for loan losses	$4,057	$4,673	$4,577	$4,277	$4,194

Loans acquired from the merger with County were considered for the allowance for loan losses, but no allowance allocation was deemed necessary as management concluded there was no deterioration in credit subsequent to the effective date of the merger, and the recorded fair value adjustments were adequate based on management's assessment of losses incurred. The decrease in the allowance allocation to commercial and industrial loans was due to a 9.4% decline in the balance in this loan category in 2019. The decrease in the allocation to commercial real estate loans resulted from lower historical charge-off levels in 2019 than in 2018. The increase in the allocation to residential real estate loans resulted from an 8.9% increase in the balance in this loan category in 2019. Changes in historical charge-off levels and environmental factors affected all loan categories.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2019 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Banks’ management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $2,248,000 in 2019 compared to 2018, a large portion of which was due to Lakestone’s noninterest income included in the fourth quarter of 2019. Customer service charges increased $752,000 in 2019 compared to the prior year due to higher overdraft fees, checking account service charges, and net debit card fees. Gains on sales of loans grew $948,000 in 2019 compared to the prior year as relatively low interest rates for residential real estate loans has increased the level of residential mortgage originations. Earnings on life insurance policies included $288,000 from a death claim recorded in the fourth quarter of 2019. The growth in other noninterest income was primarily due to trust income and other income from Lakestone in the fourth quarter of 2019.

Total noninterest income decreased $891,000 in 2018 compared to 2017. Customer service charges increased $391,000 in 2018 compared to the prior year due to higher overdraft fees, checking account service charges, and net debit card fees. Insurance and investment commissions were $491,000 lower and the gain on sale of investment book of business was $908,000 lower in 2018 than in 2017 as a result of the sale of a majority of ChoiceOne’s investment book of business in the fourth quarter of 2017. Gains on sales of loans declined $262,000 in 2018 compared to the prior year as higher interest rates for residential real estate loans and a low inventory of homes for sale in ChoiceOne’s market areas has reduced the level of residential mortgage originations. The $314,000 improvement in net gains on sales of securities in 2018 compared to 2017 was caused by ChoiceOne’s sale of securities for a loss in the fourth quarter of 2017.

Noninterest Expense

Total noninterest expense increased $8,015,000 in 2019 compared to 2018, a large portion of which was due to Lakestone’s noninterest expense included in the fourth quarter of 2019. Salaries and benefits expense grew $3,404,000 in 2019 compared to the prior year. The majority of the increase was due to Lakestone’s expenses in the fourth quarter of 2019 and a portion was also due to merger-related costs. Commission and bonus expenses were higher in the current year than the prior year while health insurance costs were lower. Occupancy and equipment expense grew $835,000 in 2019 compared to 2018, with the increase caused by Lakestone’s expenses and costs related to the two offices opened by ChoiceOne in 2018. An increase of $1,005,000 in data processing expenses resulted from Lakestone’s expenses and higher debit card processing costs. The growth of $1,763,000 in professional fees in 2019 compared to the prior year was principally due to costs related to the merger with County. Advertising and promotional expense was $220,000 higher in 2019 than 2018 due to Lakestone expenses and costs related to a checking account promotion campaign in 2019. FDIC insurance expense declined in 2019 compared to the prior year as an insurance credit was created when the FDIC insurance fund reached 1.35% of total deposits. Growth of $576,000 in other noninterest expense in the current year compared to the prior year was caused by Lakestone expenses and various changes in general expense accounts.

Page | 28

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

Income Taxes

Income tax expense was $139,000 higher in 2019 than in 2018. The increase was due to certain merger-related expenses incurred in 2019 which were nondeductible. Income tax expense was $1,233,000 less in 2018 than in 2017. The reduction was principally caused by the effect of the Tax Cut and Jobs Act passed in December 2017, which reduced ChoiceOne’s federal tax rate from 34% to 21%. The effective tax rate was 15% in 2019, compared to 14% in 2018 and 28% in 2017.

Financial Condition

Summary
Total assets were $1.4 billion as of December 31, 2019, which represented an increase of $715.6 million from the end of 2018. $711.9 million of the increase resulted from the merger with County noted above. Cash and due from banks increased $39.6 million of which $20.6 million came from Lakestone. The investment securities portfolio grew $173.0 million in 2019 due to the addition of $187.7 million from Lakestone and offset by a decline in the ChoiceOne Bank portfolio due to maturities and calls which were not redeployed to securities. Loans to other financial institutions grew $30.4 million with $27.7 million of this increase coming from Lakestone. Both Lakestone and ChoiceOne obtain loans from other financial institutions. As of December 31, 2019, loans from other financial institutions were $23.4 million for ChoiceOne and $28.4 million for Lakestone. Net loans grew $393 million from December 31, 2018 to December 31, 2019. All loan growth was attributed to the merger with County. The largest increases were in the commercial real estate and residential real estate categories which grew by $186.9 million and $122.1 million respectively. Total deposits increased $577.6 million, of which $573.6 million was obtained from the merger with County. Local deposits with ChoiceOne Bank grew $32.9 million while brokered certificates of deposit were reduced $32.1 million in 2019.

Securities

The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2019	2018
Equity securities	$2,851	$2,847

Available for Sale Securities
U.S. Government and federal agency	$17,215	$33,529
U.S. Treasury notes and bonds	2,008	1,947
State and municipal	173,924	103,928
Mortgage-backed	142,760	21,575
Corporate	2,672	5,102
Trust preferred securities	1,000	500
Asset-backed securities	—	21
Total	$339,579	$166,602

As noted above total investment securities increased $173.0 million from December 31, 2018 to December 31, 2019. A total of $187.7 million was obtained from the merger with County. Approximately $209.8 million of securities were purchased in 2019, $178.9 million of which were part of a restructuring of Lakestone’s portfolio that occurred early in the fourth quarter of 2019. Securities totaling $40.8 million were called or matured in 2019. Principal payments for municipal and mortgage-backed securities totaling $7.0 million were received during 2019. Approximately $178.9 million of securities were sold during the year for net gains of $22,000. Securities totaling $177.7 million were sold as part of the restructuring of Lakestone’s portfolio in 2019. Each Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent.

Page | 29

Equity securities included a money market preferred security (MMP) of $1.0 million and common stock of $1.9 million as of December 31, 2019. As of December 31, 2018, equity securities included an MMP of $0.9 million and common stock of $1.9 million.

Loans

The Company’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2019	2018
Agricultural	$57,339	$49,109
Commercial and industrial	148,083	91,406
Consumer	38,854	24,382
Real estate - commercial	326,379	139,453
Real estate - construction	13,411	8,843
Real estate - residential	217,982	95,880
Total loans	$802,048	$409,073

As noted above the loan portfolio (excluding loans held for sale and loans to other financial institutions) increased $393.0 million from December 31, 2018 to December 31, 2019. Economic factors in ChoiceOne’s market areas are continuing to improve in most industry sectors. Growth in all categories is due to the merger with County with minimal organic growth due to a large number of paydowns occurring during the year.

Both ChoiceOne Bank and Lakestone entered into an agreement during 2017 to provide a line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. The balance of the lines of credit held by the Banks was $51.0 million as of December 31, 2019 and ChoiceOne Bank held $20.6 million as of December 31, 2018.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2019	2018
Loans accounted for on a nonaccrual basis	$4,687	$1,532
Loans contractually past due 90 days or more as to principal or interest payments	—	—
Loans considered troubled debt restructurings which are not included above	1,726	2,254
Total	$6,413	$3,786

Nonaccrual loans included $379,000 in agricultural loans, $776,000 in commercial and industrial loans, $16,000 in consumer loans, $2,185,000 in commercial real estate loans, and $1,331,000 in residential real estate loans as of December 31, 2019. Nonaccrual loans included $393,000 in agricultural loans, $62,000 in consumer loans, $123,000 in commercial real estate loans, and $954,000 in residential real estate loans as of December 31, 2018. The primary reason for the increase in nonaccrual loans in 2019 was the movement of one large commercial relationship into nonaccrual status during the year. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $391,000 in commercial real estate loans and $1,335,000 in residential real estate loans at December 31, 2019, compared to $19,000 in commercial and industrial loans, $14,000 in consumer loans, $500,000 in commercial real estate loans, and $1,721,000 in residential real estate loans at December 31, 2018.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $14.0 million as of December 31, 2019, compared to $1.8 million as of December 31, 2018.

Page | 30

Deposits and Other Funding Sources

The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2019	2018
Noninterest-bearing demand deposits	$287,460	$153,542
Interest-bearing demand deposits	236,154	135,425
Money market deposits	263,666	86,720
Savings deposits	206,050	75,615
Local certificates of deposit	158,985	91,343
Brokered certificates of deposit	2,287	34,370
Total deposits	$1,154,602	$577,015

Total deposits increased $577.6 million from December 31, 2018 to December 31, 2019, of which $573.6 million was obtained from the merger with County. Excluding deposits related to Lakestone, noninterest-bearing and interest-bearing demand deposits grew a total of $11.2 million as the Banks’ depositors valued the liquidity available in this deposit category. Higher rates paid on local certificates of deposit in 2019 compared to 2018 as a result of rising general market interest rates helped to generate depositor interest in this category and contributed to the $18.3 million of growth during 2019 excluding Lakestone deposits. Brokered certificates of deposit decreased $32.1 million in 2019 as organic loan growth was minimal.

Federal funds purchased declined $4.8 million from December 31, 2018 to December 31, 2019 as overnight funding was replaced by local deposits growth. Federal Home Loan Bank advances increased $28.0 million in 2019 as advances were used to meet short term funding needs. ChoiceOne Bank’s blanket collateral agreement covering agricultural real estate loans and residential real estate loans and Lakestone’s blanket collateral agreement covering commercial real estate loans and residential real estate loans were pledged against each bank’s outstanding advances at the end of 2019. Approximately $78.6 million of additional advances were available as of December 31, 2019 based on the collateral pledged by the Banks.

In 2020, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders’ equity increased $111.7 million from December 31, 2018 to December 31, 2019. The merger with County caused $107.9 million of equity to be issued in consideration for County’s stock. The remaining growth in equity resulted from the retention of earnings in 2019 as net income exceeded dividends paid by $1.4 million. Accumulated other comprehensive income increased by $2.2 million in 2019 principally as a result of available for sale securities moving from a net unrealized loss at the end of 2018 to a net unrealized gain as of the end of 2019. Equity issuances net of shares repurchased also contributed $448,000 to equity during 2019.

Note 20 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Banks at the end of 2019 and ChoiceOne and ChoiceOne Bank at the end of 2018. Management will monitor these capital ratios during 2020 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered “well capitalized” by regulatory guidelines. At December 31, 2019, the Banks were categorized as “well-capitalized.”

Page | 31

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2019:

	Payment Due by Period
(Dollars in thousands)	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 Years
Time deposits	$161,272	$121,653	$29,039	$10,523	$57
Advances from Federal Home Loan Bank	33,198	33,037	79	82	—
Operating leases	514	138	259	103	14
Other obligations	891	587	146	117	41
Total	$195,875	$155,415	$29,523	$10,825	$112

Liquidity and Interest Rate Risk

Net cash from operating activities was $9.2 million in 2019 compared to $10.0 million in 2018. Net cash from investing activities was $36.4 million in 2019 compared to $43.9 million used in 2018. The increase was caused by higher net proceeds from sales of securities in 2019 compared to 2018, limited net growth in loans in 2019 outside of Lakestone loans added compared to more significant growth in 2018, and cash received as a result of the merger with County. Net cash flows from financing activities were a negative $5.7 million in 2019 compared to a positive $16.8 million in 2018. The change was caused by less growth in deposits in 2019 outside of Lakestone deposits than the prior year and a decline in the balance of federal funds purchased in 2019 in contrast with an increase in 2018. This was partially offset by net proceeds from Federal Home Loan Bank advances in 2019 compared to net paydowns in 2018.

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

Management believes that the current level of liquidity is sufficient to meet the Banks’ normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at correspondent banks. As of December 31, 2019, the amount of federal funds available for purchase from the Banks’ correspondent banks totaled approximately $95.5 million. ChoiceOne’s federal funds purchased balance was $0 as of December 31, 2019 and $4.8 million as of December 31, 2018. ChoiceOne Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $66.6 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $78.6 million of borrowing capacity was available from the FHLB based on agricultural real estate loans, commercial real estate loans, and residential real estate loans pledged as collateral at the end of 2019. The acceptance of brokered certificates of deposit is not limited as long as the Banks are categorized as “well capitalized” under regulatory guidelines.

NON-GAAP FINANCIAL MEASURES

This report contains references to net income excluding tax-effected merger-related expenses, which is a financial measure that is not defined in U.S. generally accepted accounting principles (“GAAP”). Management believes this non-GAAP financial measure provides additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

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

Page | 32

NON-GAAP Reconciliation
(Unaudited)

The non-GAAP measures presented in the table below reflect the adjustments of the reported U.S. GAAP results for significant items that management does not believe are reflective of the Company’s current and ongoing operations.

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2019	2018
Income before income tax	$8,465	$8,488
Adjustment for pre-tax merger expenses	2,001	—
Adjusted income before income tax	10,466	8,488

Income tax expense	1,294	1,155
Tax impact of adjustment for pre-tax merger expenses	232	—
Adjusted income tax expense	1,526	1,155

Net income	7,171	7,333
Adjustment for pre-tax merger expenses, net of tax impact	1,769
Adjusted net income	$8,940	$7,333

Basic earnings per share	$1.58	$2.03
Effect of merger expenses, net of tax impact	0.39	—
Adjusted basic earnings per share	$1.97	$2.03

Diluted earnings per share	$1.58	$2.02
Effect of merger expenses, net of tax impact	0.39	—
Adjusted diluted earnings per share	$1.97	$2.02

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

Securities

Debt securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs, credit rating changes, or other factors. Debt securities classified as available for sale are reported at their fair value with changes flowing through other comprehensive income. Declines in the fair value of securities below their cost that are considered to be “other than temporary” are recorded as losses in the income statement. In estimating whether a fair value decline is considered to be “other than temporary,” management considers the length of time and extent that the security’s fair value has been less than its carrying value, the financial condition and near-term prospects of the issuer, and the Banks’ ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Page | 33

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

Management performed a qualitative assessment of goodwill as of June 30, 2019. The analysis was performed including evaluation of the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared. Average deal prices in the Midwest of closed transactions have indicated increases in deal values to tangible common equity, deal values to earnings, and core deposit premiums when compared to the observed prices used in the last quantitative assessment of goodwill in 2016. Further, macro-economic trends have been on a positive trajectory recently and there have been no adverse legal, regulatory, contractual, political or other factors that have materially impacted ChoiceOne. Upon completion of the qualitative assessment, ChoiceOne believes that it was more likely than not that the fair value of ChoiceOne’s equity exceeded the carrying value at the assessment date and there was no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2019, management determined that no valuation allowance was necessary.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is related to liquidity because each is affected by maturing assets and sources of funds. ChoiceOne’s Asset/Liability Management Committee (the “ALCO”) attempts to stabilize the interest rate spread and avoid possible adverse effects when unusual or rapid changes in interest rates occur. The ALCO uses a simulation model to measure the Banks’ interest rate risk. The model incorporates changes in interest rates on rate-sensitive assets and liabilities. The degree of rate sensitivity is affected by prepayment assumptions that exist in the assets and liabilities. One method the ALCO uses of measuring interest rate sensitivity is the ratio of rate-sensitive assets to rate-sensitive liabilities. An asset or liability is considered to be rate-sensitive if it matures or otherwise reprices within a given time frame.

Page | 34

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2019
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$2,851	$—	$—	$—	$2,851
Securities available for sale	118,677	28,907	71,355	120,640	339,579
Federal Home Loan Bank stock	3,524	—	—	—	3,524
Federal Reserve Bank stock	—	—	—	2,934	2,934
Loans held for sale	3,095	—	—	—	3,095
Loans to other financial institutions	51,048	—	—	—	51,048
Loans	215,190	132,230	364,124	90,504	802,048
Cash surrender value of life insurance policies	—	—	—	31,979	31,979
Rate-sensitive assets	$394,385	$161,137	$435,479	$246,057	$1,237,058

Liabilities
Interest-bearing demand deposits	$236,154	$—	$—	$—	$236,154
Money market deposits	263,666	—	—	—	263,666
Savings deposits	206,050	—	—	—	206,050
Certificates of deposit	38,932	82,721	39,562	57	161,272
Advances from FHLB	10,009	23,028	161	—	33,198
Rate-sensitive liabilities	$754,811	$105,749	$39,723	$57	$900,340
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(360,426)	$55,388	$395,756	$246,000	$336,718
Cumulative asset (liability) gap	$(360,426)	$(305,038)	$90,718	$336,718

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 65% at December 31, 2019, compared to 63% at December 31, 2018. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2020. As interest rates change during 2020, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2019, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Page | 35

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2019 and 2018:

Table 6 – Sensitivity to Changes in Interest Rates

	2019
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$46,575	4%	$258,936	1%
300 basis point rise	46,184	3%	261,284	2%
200 basis point rise	45,754	2%	260,998	2%
100 basis point rise	45,243	1%	261,204	2%
Base rate scenario	44,654	—%	256,047	—%
100 basis point decline	43,573	-2%	236,307	-8%
200 basis point decline	41,407	-7%	202,759	-21%
300 basis point decline	40,453	-9%	204,270	-20%
400 basis point decline	39,996	-10%	209,687	-18%

	2018
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$23,929	2%	$162,529	-4%
300 basis point rise	23,884	1%	165,869	-2%
200 basis point rise	23,794	1%	167,245	-1%
100 basis point rise	23,669	1%	169,173	—%
Base rate scenario	23,534	—%	168,501	—%
100 basis point decline	22,769	-3%	156,542	-7%
200 basis point decline	21,316	-9%	135,114	-20%
300 basis point decline	20,392	-13%	113,880	-32%
400 basis point decline	19,959	-15%	114,152	-32%

As of December 31, 2019, the Banks were within their guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and 200 basis points scenarios for the market value of shareholders’ equity. The Banks’ percent change in the 300 and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. As of December 31, 2018, ChoiceOne Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and down 200 basis points scenarios for the market value of shareholders’ equity. ChoiceOne Banks’ percent change in the 300 and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Page | 36

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2019 in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated March 16, 2020 expresses an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Plante & Moran, PLLC

We have served as the Company’s auditor since 2006.

Auburn Hills, Michigan

March 16, 2020

Page | 37

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

(Dollars in thousands)	December 31,
	2019	2018
Assets
Cash and due from banks	$59,308	$19,690
Time deposits in other financial institutions	250	—
Cash and cash equivalents	59,558	19,690

Equity securities at fair value (Note 2)	2,851	2,847
Securities available for sale (Note 2)	339,579	166,602
Federal Home Loan Bank stock	3,524	1,994
Federal Reserve Bank stock	2,934	1,573
Loans held for sale	3,095	831
Loans to other financial institutions	51,048	20,644
Loans (Note 3)	802,048	409,073
Allowance for loan losses (Note 3)	(4,057)	(4,673)
Loans, net	797,991	404,400

Premises and equipment, net (Note 5)	24,265	15,879
Other real estate owned, net (Note 7)	929	102
Cash value of life insurance policies	31,979	14,899
Goodwill (Note 6)	52,870	13,728
Core deposit intangible (Note 6)	6,006	—
Other assets	9,499	7,355
Total assets	$1,386,128	$670,544

Liabilities
Deposits – noninterest-bearing (Note 8)	$287,460	$153,542
Deposits – interest-bearing (Note 8)	867,142	423,473
Total deposits	1,154,602	577,015

Federal funds purchased	—	4,800
Advances from Federal Home Loan Bank (Note 10)	33,198	5,233
Other liabilities (Notes 11 and 13)	6,189	3,019
Total liabilities	1,193,989	590,067

Shareholders’ Equity (Note 20)
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 12,000,000;
shares outstanding: 7,245,088 in 2019 and 3,616,483 in 2018 (Note 14)	162,610	54,523
Retained earnings	28,051	26,686
Accumulated other comprehensive income (loss), net	1,478	(732)
Total shareholders’ equity	192,139	80,477
Total liabilities and shareholders’ equity	$1,386,128	$670,544

See accompanying notes to consolidated financial statements.

Page | 38

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

(Dollars in thousands, except per share data)	Years ended December 31,
	2019	2018	2017
Interest income
Loans, including fees	$26,777	$20,033	$17,964
Securities:
Taxable	3,956	2,896	2,556
Tax exempt	1,472	1,465	1,419
Other	268	131	102
Total interest income	32,473	24,525	22,041

Interest expense
Deposits	4,188	2,175	1,189
Advances from Federal Home Loan Bank	455	235	276
Other	57	51	13
Total interest expense	4,700	2,461	1,478

Net interest income	27,773	22,064	20,563
Provision for loan losses (Note 3)	—	35	485
Net interest income after provision for loan losses	27,773	22,029	20,078

Noninterest income
Customer service charges	5,277	4,525	4,135
Insurance and investment commissions	310	335	826
Gains on sales of loans (Note 4)	1,951	1,003	1,265
Net gains/(losses) on sales of securities (Note 2)	22	34	(280)
Net gains on sales and write-downs of other assets (Note 7)	55	83	26
Earnings on life insurance policies	773	385	398
Change in market value of equity securities	—	71	—
Gain on sale of investment book of business	—	—	908
Other	780	484	533
Total noninterest income	9,168	6,920	7,811

Noninterest expense
Salaries and benefits (Notes 13 and 14)	14,401	10,997	10,249
Occupancy and equipment (Note 5)	3,557	2,722	2,896
Data processing	3,210	2,205	2,279
Professional fees	3,112	1,349	1,166
Supplies and postage	407	408	399
Advertising and promotional	528	308	298
Intangible amortization (Note 6)	353	—	—
FDIC insurance	45	185	200
Other	2,863	2,287	1,847
Total noninterest expense	28,476	20,461	19,334

Income before income tax	8,465	8,488	8,555
Income tax expense (Note 11)	1,294	1,155	2,387

Net income	$7,171	$7,333	$6,168

Basic earnings per share (Note 15)	$1.58	$2.03	$1.70
Diluted earnings per share (Note 15)	$1.58	$2.02	$1.70
Dividends declared per share	$1.40	$0.71	$0.64

See accompanying notes to consolidated financial statements.

Page | 39

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Net income	$7,171	$7,333	$6,168

Other comprehensive income (loss):
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $583, $(196), and $324 for the years ended December 31, 2019, 2018, and 2017, respectively	2,246	(737)	628

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $5, $7, and $(95) for the years ended December 31, 2019, 2018, and 2017, respectively	(18)	(27)	185

Change in adjustment for postretirement benefits, net of tax expense (benefit) of $(5), $10, and $(9) for the years ended December 31, 2019, 2018, and 2017, respectively	(18)	39	(17)

Other comprehensive income (loss), net of tax	2,210	(725)	796

Comprehensive income	$9,381	$6,608	$6,964

See accompanying notes to consolidated financial statements.

Page | 40

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2017	3,277,944	$46,299	$25,997	$(598)	$71,698

Net income			6,168		6,168
Other comprehensive loss				796	796
Shares issued	8,776	149			149
Shares repurchased	(8,800)	(203)			(203)
Effect of employee stock purchases		13			13
Stock options exercised and issued (1)	1,463	13			13
Stock-based compensation expense		240			240
Restricted stock units issued	5,197				—
Stock dividend declared (5%)	163,989	3,779	(3,786)		(7)
Effect of tax law change on other comprehensive income			(39)	39	—
Cash dividends declared ($0.64 per share) (2)(3)			(2,317)		(2,317)

Balance, December 31, 2017	3,448,569	$50,290	$26,023	$237	$76,550

Net income			7,333		7,333
Other comprehensive loss				(725)	(725)
Shares issued	7,904	126			126
Shares repurchased	(20,628)	(523)			(523)
Effect of employee stock purchases		13			13
Stock options exercised and issued (1)	1,241				—
Stock-based compensation expense		282			282
Restricted stock units issued	7,303				—
Adoption effect of ASU 2016-01 (4)			244	(244)
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.71 per share) (2)(3)			(2,572)		(2,572)

Balance, December 31, 2018	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			7,171		7,171
Other comprehensive income				2,210	2,210
Shares issued	8,118	25			25
Shares repurchased	(2,228)	(67)			(67)
Effect of employee stock purchases		14			14
Stock options exercised and issued (1)	3,913	78			78
Stock-based compensation expense		398			398
Restricted stock units issued	14,930				—
Merger with County Bank Corp, net of issuance costs	3,603,872	107,639			107,639
Cash dividends declared ($1.40 per share)			(5,806)		(5,806)

Balance, December 31, 2019	7,245,088	$162,610	$28,051	$1,478	$192,139

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

(2) Adjusted for 5% stock dividend issued on May 31, 2017.

(3) Adjusted for 5% stock dividend issued on May 31, 2018.

(4) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to consolidated financial statements.

Page | 41

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

(Dollars in thousands)	Years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$7,171	$7,333	$6,168
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	—	35	485
Depreciation	1,610	1,183	1,389
Amortization	1,517	893	1,061
Compensation expense on employee and director stock purchases,
stock options, and restricted stock units	373	344	317
Net (gains)/losses on sales of securities	(22)	(34)	280
Net change in market value of equity securities	—	(71)	—
Gains on sales of loans	(1,951)	(1,003)	(1,265)
Loans originated for sale	(63,920)	(33,555)	(43,171)
Proceeds from loan sales	62,763	34,872	42,883
Earnings on bank-owned life insurance	(485)	(385)	(398)
Proceeds from BOLI policy	605	—	—
Earnings on death benefit from bank-owned life insurance	(288)	—	—
(Gains)/losses on sales of other real estate owned	(54)	(79)	(18)
Proceeds from sales of other real estate owned	938	515	663
Deferred federal income tax (benefit)/expense	310	209	62
Net change in:
Other assets	2,128	(875)	417
Other liabilities	(1,493)	573	(783)
Net cash from operating activities	9,202	9,955	8,090

Cash flows from investing activities:
Sales of securities available for sale	178,450	2,634	57,595
Sales of equity securities	463	91	33
Maturities, prepayments and calls of securities available for sale	47,816	13,443	17,572
Purchases of securities available for sale	(209,763)	(31,450)	(56,123)
Purchases or calls of FHLB stock	(1)	—	—
Loan originations and payments, net	(485)	(24,366)	(35,723)
Additions to premises and equipment	(766)	(4,207)	(1,656)
Cash received from merger with County Bank Corp	20,638	—	—
Net cash from investing activities	36,352	(43,855)	(18,302)

Cash flows from financing activities:
Net change in deposits	3,986	37,162	27,467
Net change in repurchase agreements	—	(7,148)	(765)
Net change in fed funds purchased	(8,600)	4,800	—
Proceeds from Federal Home Loan Bank advances	115,000	128,500	212,500
Payments on Federal Home Loan Bank advances	(110,035)	(143,535)	(204,533)
Issuance of common stock	142	77	98
Repurchase of common stock	(67)	(523)	(203)
Cash dividends and fractional shares from stock dividend and merger	(5,815)	(2,580)	(2,324)
Cash related to equity issuance for merger	(297)	—	—
Net cash from financing activities	(5,686)	16,753	32,240

Net change in cash and cash equivalents	39,868	(17,147)	22,028
Beginning cash and cash equivalents	19,690	36,837	14,809

Ending cash and cash equivalents	$59,558	$19,690	$36,837

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,500	$2,300	$1,465
Cash paid for income taxes	1,035	850	2,120
Loans transferred to other real estate owned	347	432	314

See accompanying notes to consolidated financial statements.

Page | 42

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiaries, ChoiceOne Bank and Lakestone Bank & Trust (together referred to as the “Banks”), ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. (the “Insurance Agency”) and Lakestone’s wholly-owned subsidiary, Lakestone Financial Services, Inc. (“Lakestone Financial”). Intercompany transactions and balances have been eliminated in consolidation.

Merger with County

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp (“County”) with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2019 include the impact of the merger, which was effective as of October 1, 2019. For additional details regarding the merger with County, see Note 21 (Business Combination) below.

Nature of Operations

The Banks are full-service community banks that offer commercial, consumer, and real estate loans as well as traditional demand, savings and time deposits to both commercial and consumer clients within ChoiceOne Bank’s primary market areas in Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan and Lakestone Bank’s primary market areas in Lapeer, Macomb, and St. Clair counties in southeastern Michigan. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from the cash flows from operations of businesses. Real estate loans are collateralized by either residential or commercial real estate.

The Insurance Agency is a wholly-owned subsidiary of the ChoiceOne Bank. The Insurance Agency sells insurance policies such as life and health for both commercial and consumer clients. The Insurance Agency also offers alternative investment products such as annuities and mutual funds through a registered broker. Lakestone Financial is a wholly-owned subsidiary of Lakestone, which earns revenues through the sale of annuities and other third party investment products.

Together, the Banks and the Insurance Agency and Lakestone Financial account for substantially all of ChoiceOne’s assets, revenues and operating income.

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

Page | 43

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, remaining purchase accounting adjustments, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

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

No allowance for loan loss is recorded for loans acquired in a business combination unless losses are incurred subsequent to the acquisition date.

Acquired loans are considered purchased credit impaired (“PCI”) if as of the acquisition date, management determines the loan has evidence of deterioration in credit quality since origination and it is probable at acquisition the Company will be unable to collect all contractually required payments. The discount related to credit quality for PCI loans is recorded as an adjustment to the loan balance as of the acquisition date and is not accreted into income. Management subsequently estimates expected cash flows on an individual loan basis. If the present value of expected cash flows is less than a loan’s carrying amount, an allowance for loan loss is recorded through the provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, the excess may be reclassified to an accretable difference and recognized into income over the loan’s remaining life.

For non-PCI loans, the difference between acquisition date fair value and expected cash flows is accreted into income over a pool’s expected life using the level yield method.

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

Page | 44

The allowance for loan losses consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as Troubled Debt Restructurings (TDR). A loan is a TDR when one of the Banks, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying a loan. To make this determination, the Banks must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bank granted the borrower a concession. This determination requires consideration of all facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties. Commercial loans are evaluated for impairment on an individual loan basis. If a loan is considered impaired or if a loan has been classified as a TDR, a portion of the allowance for loan losses is allocated to the loan so that it is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans such as consumer and residential real estate mortgage loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Other Real Estate Owned

Real estate properties acquired in the collection of a loan are initially recorded at the lower of the Banks’ basis in the loans or fair value at acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan is accounted for as a loan loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses to repair or maintain properties are included within other noninterest expenses. Gains and losses upon disposition and changes in the valuation allowance are reported net within noninterest income.

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

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of the acquired tangible assets and liabilities and identifiable intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.

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

Page | 45

Income Taxes

Income tax expense is the sum of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Share

Basic earnings per common share (“EPS”) is based on weighted-average common shares outstanding. Diluted EPS assumes issuance of any dilutive potential common shares issuable under stock options or restricted stock units granted.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2019	2018
Unrealized gain (loss) on available for sale securities	$1,713	$(1,108)
Unrecognized gains on post-retirement benefits	158	181
Tax effect	(393)	195
Accumulated other comprehensive income (loss)	$1,478	$(732)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2019.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $13,231,000 and $781,000 was required to meet regulatory reserve and clearing requirements for the Banks at December 31, 2019 and 2018, respectively. The balance in excess of the amount required was interest-bearing as of December 31, 2019 and December 31, 2018.

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

Dividend Restrictions

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Banks to ChoiceOne (see Note 20).

Page | 46

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

Operating Segments

While ChoiceOne’s management monitors the revenue streams of various products and services for the Banks, Insurance Agency, and Lakestone Financial, operations and financial performance are evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU covers various changes to the accounting, measurement, and disclosure related to certain financial instruments. The most significant change included in the update is the requirement for certain equity investments (excluding investments that are consolidated or accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost, minus impairment. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, an entity is required to measure the investment at fair value. The update also eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The new standard is effective for ChoiceOne for the fiscal year beginning after December 15, 2017, including interim periods within this fiscal year. Management implemented ASU 2016-01 effective January 1, 2018. A cumulative effect adjustment was recorded as of January 1, 2018 to reclassify $244,000 of unrealized gains on equity securities from accumulated other comprehensive income to retained earnings. Equity securities have been presented separately from available for sale securities on the Consolidated Balance Sheet and changes in the market value of securities is presented on the Consolidated Statement of Income. In addition, the fair value of loans has been estimated using an exit price notion.

The FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ChoiceOne adopted ASU 2016-02 using the modified retrospective approach to capitalize all leases existing at or entered into after January 1, 2019.

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered smaller reporting filers with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting filer as of December 31, 2019. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

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

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the 2019 presentation.

Page | 47

Note 2 – Securities

The fair value of equity securities and the related gross unrealized gains recognized in noninterest income at December 31 were as follows:

2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,426	$425	$—	$2,851

2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,502	$459	$(114)	$2,847

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at December 31 were as follows:

	2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$17,231	$23	$(39)	$17,215
U.S. Treasury notes and bonds	1,994	14	—	2,008
State and municipal	172,487	2,694	(1,257)	173,924
Mortgage-backed	142,504	585	(329)	142,760
Corporate	2,649	24	(1)	2,672
Trust preferred securities	1,000	—	—	1,000
Total	$337,865	$3,340	$(1,626)	$339,579

	2018
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$34,079	$1	$(551)	$33,529
U.S. Treasury notes and bonds	1,992	—	(45)	1,947
State and municipal	104,317	544	(933)	103,928
Mortgage-backed	21,654	126	(205)	21,575
Corporate	5,147	1	(46)	5,102
Trust preferred securities	500	—	—	500
Asset-backed securities	21	—	—	21
Total	$167,710	$672	$(1,780)	$166,602

Information regarding sales of equity securities and securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2019	2018	2017
Proceeds from sales of securities	$178,913	$2,634	$57,595
Gross realized gains	22	42	184
Gross realized losses	—	8	464

Page | 48

Contractual maturities of equity securities and securities available for sale at December 31, 2019 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$26,742	$26,849
Due after one year through five years	55,484	56,527
Due after five years through ten years	69,356	70,526
Due after ten years	43,779	42,917
Total debt securities	195,361	196,819
Mortgage-backed securities	142,504	142,760
Equity securities	2,426	2,851
Total	$340,291	$342,430

Various securities were pledged as collateral for securities sold under agreements to repurchase and participation in a program that provided Community Reinvestment Act credits. The carrying amount of securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2019	2018
Securities pledged for securities sold under agreements to repurchase	$252	$257

The fair value of securities pledged to secure repurchase agreements may decline, and the Company may be required to provide additional collateral. The Company manages this risk by pledging securities with fair values in excess of the repurchase liability.

Securities with unrealized losses at year-end 2019 and 2018, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2019
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$7,175	$(39)	$—	$—	$7,175	$(39)
U.S. Treasury notes and bonds	—	—	—	—	—	—
State and municipal	75,099	(1,256)	252	(1)	75,351	(1,257)
Mortgage-backed	109,652	(327)	373	(2)	110,025	(329)
Corporate	—	—	300	(1)	300	(1)
Total temporarily impaired	$191,926	$(1,622)	$925	$(4)	$192,851	$(1,626)

	2018
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$—	$—	$31,499	$(551)	$31,499	$(551)
U.S. Treasury notes and bonds	—	—	1,947	(45)	1,947	(45)
State and municipal	9,726	(36)	56,763	(897)	66,489	(933)
Mortgage-backed	5,384	(28)	7,443	(177)	12,827	(205)
Corporate	—	—	4,604	(46)	4,604	(46)
Total temporarily impaired	$15,110	$(64)	$102,256	$(1,716)	$117,366	$(1,780)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issue for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2019 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2019 or 2018.

Page | 49

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2019	2018
New gains and losses recognized during the period	$—	$71
Less: Net gains and losses recognized during the period on securities sold	(5)	9
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$5	$62

At December 31, 2019, there were 63 securities with an unrealized loss, compared to 210 securities with an unrealized loss as of December 31, 2018.

Note 3 – Loans and Allowance for Loan Losses

The Banks’ loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2019	2018
Agricultural	$57,339	$49,109
Commercial and industrial	148,083	91,406
Consumer	38,854	24,382
Real estate - commercial	326,379	139,453
Real estate - construction	13,411	8,843
Real estate - residential	217,982	95,880
Loans, gross	802,048	409,073
Allowance for loan losses	(4,057)	(4,673)
Loans, net	$797,991	$404,400

ChoiceOne manages its credit risk through the use of its loan policy and its loan approval process and by monitoring of loan credit performance. The loan approval process for commercial loans involves individual and group approval authorities. Individual authority levels are based on the experience of the lender. Group authority approval levels can consist of an internal loan committee that includes the applicable Bank’s President or Senior Lender and other loan officers for loans that exceed individual approval levels, or a loan committee of the Board of Directors for larger commercial loans. Most consumer loans are approved by individual loan officers based on standardized underwriting criteria, with larger consumer loans subject to approval by the internal loan committee.

Ongoing credit review of commercial loans is the responsibility of the loan officers. ChoiceOne’s internal credit committee meets at least monthly and reviews loans with payment issues and loans with a risk rating of 5, 6, or 7. Risk ratings of commercial loans are reviewed periodically and adjusted if needed. ChoiceOne’s consumer loan portfolio is primarily monitored on an exception basis. Loans where payments are past due are turned over to the applicable Bank’s collection department, which works with the borrower to bring payments current or take other actions when necessary. In addition to internal reviews of credit performance, ChoiceOne contracts with a third party for independent loan review that monitors the loan approval process and the credit quality of the loan portfolio.

The table below details the acquisition balances of the County Bank Corp acquired portfolio and the acquisition fair value adjustments at acquisition date:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	—	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,656)	(1,841)
Carrying balance at acquisition date	$4,616	$385,738	$390,354

Page | 50

The table below presents a roll-forward of the accretable yield on acquired loans for the year end December 31, 2019:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$—	$—	$—
Merger with County Bank Corp on October 1, 2019	185	1,656	1,841
Accretion	—	(75)	(75)
Reclassification from nonaccretable difference	—	—	—
Balance, December 31, 2019	$185	$1,581	$1,766

Page | 51

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

(Dollars in thousands)		Commercial		Commercial	Construction	Residential
	Agricultural	and Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
2019
Allowance for Loan Losses
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	—	(83)	(292)	(589)	—	(25)	—	(989)
Recoveries	65	22	136	26	—	124	—	373
Provision	(75)	(176)	172	300	38	4	(263)	—
Ending balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057

Individually evaluated for impairment	$103	$—	$4	$13	$—	$235	$—	$355

Collectively evaluated for impairment	$368	$655	$266	$1,650	$76	$405	$282	$3,702

Loans
Individually evaluated for impairment	$924	$259	$17	$2,288	$—	$2,434		$5,922
Collectively evaluated for impairment	56,415	141,583	38,524	323,358	13,411	215,106		788,397
Acquired with deteriorated credit quality	—	6,241	313	733	—	442		7,729
Ending balance	$57,339	$148,083	$38,854	$326,379	$13,411	$217,982		$802,048

(Dollars in thousands)		Commercial		Commercial	Construction	Residential
	Agricultural	and Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
2018
Allowance for Loan Losses
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	—	(58)	(282)	—	—	(25)	—	(365)
Recoveries	33	107	112	61	—	113	—	426
Provision	(58)	(158)	162	104	3	(277)	259	35
Ending balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673

Individually evaluated for impairment	$94	$3	$13	$20	$—	$167	$—	$297

Collectively evaluated for impairment	$387	$889	$241	$1,906	$38	$370	$545	$4,376

Loans
Individually evaluated for impairment	$578	$21	$90	$623	$—	$2,712		$4,024
Collectively evaluated for impairment	48,531	91,385	24,292	138,830	8,843	93,168		405,049
Ending balance	$49,109	$91,406	$24,382	$139,453	$8,843	$95,880		$409,073

(Dollars in thousands)		Commercial		Commercial	Construction	Residential
	Agricultural	and Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
2017
Allowance for Loan Losses
Beginning balance	$433	$688	$305	$1,438	$62	$1,013	$338	$4,277
Charge-offs	—	(439)	(253)	—	—	(43)	—	(735)
Recoveries	—	21	169	258	40	62	—	550
Provision	73	731	41	65	(67)	(306)	(52)	485
Ending balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577

Individually evaluated for impairment	$—	$26	$3	$49	$—	$224	$—	$302

Collectively evaluated for impairment	$506	$975	$259	$1,712	$35	$502	$286	$4,275

Loans
Individually evaluated for impairment	$423	$124	$36	$778	$—	$2,779		$4,140
Collectively evaluated for impairment	48,041	104,262	24,477	122,709	6,613	88,543		394,645
Ending balance	$48,464	$104,386	$24,513	$123,487	$6,613	$91,322		$398,785

Page | 52

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

Information regarding the Banks’ credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	2019	2018	2019	2018	2019	2018
Risk ratings 1 and 2	$14,173	$15,300	$14,920	$11,972	$11,051	$7,962
Risk rating 3	27,163	23,938	105,656	50,266	271,120	89,173
Risk rating 4	14,530	9,082	26,152	23,961	39,934	36,193
Risk rating 5	1,094	211	1,081	5,204	1,332	4,850
Risk rating 6	379	578	274	3	2,942	1,275
	$57,339	$49,109	$148,083	$91,406	$326,379	$139,453

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	2019	2018	2019	2018	2019	2018
Performing	$38,838	$24,320	$13,411	$8,843	$216,651	$94,925
Nonperforming	—	—	—	—	—	—
Nonaccrual	16	62	—	—	1,331	955
	$38,854	$24,382	$13,411	$8,843	$217,982	$95,880

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2019 and 2018, loans in the process of foreclosure totaled $173,000 and $156,000, respectively.

Page | 53

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

There were no loans that were considered troubled debt restructurings (“TDRs”) that were modified during the twelve months ended December 31, 2019 and December 31, 2018. The Banks may agree to modify the terms of a loan in order to improve the Banks’ ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance.

As of December 31, 2019 and December 31, 2018 there were no instances of a borrower who was past due with respect to principal and/or interest for 30 days or more during the twelve months ended December 31, 2019 and December 31, 2018 that had been modified during the 12-month period prior to the default. Loans modified in a TDR may already be on nonaccrual status and partial charge-offs have in some cases already been taken against the outstanding loan balance. As a result, loans modified in a TDR for the Banks may have the financial effect of increasing the specific allowance associated with the loan. The allowance for impaired loans that have been modified in a TDR is measured based on the estimated fair value of the collateral, less any selling costs, if the loan is collateral dependent or on the present value of expected future cash flows discounted at the loan’s effective interest rate. Management exercises significant judgment in developing these estimates. At December 31, 2019 the Banks had no commitments to lend additional funds to the related debtors whose terms have been modified in a TDR.

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2019
With no related allowance recorded
Agricultural	$545	$545	$—	$146	$10
Commercial and industrial	259	340	—	104	9
Consumer	—	—	—	—	—
Construction real estate	—	—	—	—	—
Commercial real estate	1,882	2,471	—	782	30
Residential real estate	42	42	—	133	4
Subtotal	2,728	3,398	—	1,165	53
With an allowance recorded
Agricultural	379	439	103	388	—
Commercial and industrial	—	—	—	86	1
Consumer	17	18	4	48	—
Construction real estate	—	—	—	—	—
Commercial real estate	406	406	13	975	32
Residential real estate	2,392	2,460	235	2,486	83
Subtotal	3,194	3,323	355	3,983	116
Total
Agricultural	924	984	103	534	10
Commercial and industrial	259	340	—	190	10
Consumer	17	18	4	48	—
Construction real estate	—	—	—	—	—
Commercial real estate	2,288	2,877	13	1,757	62
Residential real estate	2,434	2,502	235	2,619	87
Total	$5,922	$6,721	$355	$5,148	$169

Page | 54

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2018
With no related allowance recorded
Agricultural	$185	$185	$—	$291	$—
Commercial and industrial	—	—	—	29	2
Consumer	1	1	—	2	8
Construction real estate	—	—	—	54	—
Commercial real estate	74	109	—	78	30
Residential real estate	250	261	—	177	114
Subtotal	510	556	—	631	154
With an allowance recorded
Agricultural	393	440	94	161	13
Commercial and industrial	21	21	3	296	—
Consumer	88	88	13	59	—
Construction real estate	—	—	—	—	—
Commercial real estate	550	609	20	692	—
Residential real estate	2,462	2,494	167	2,523	6
Subtotal	3,514	3,652	297	3,731	19
Total
Agricultural	578	625	94	452	13
Commercial and industrial	21	21	3	325	2
Consumer	90	90	13	61	8
Construction real estate	—	—	—	54	—
Commercial real estate	623	718	20	770	30
Residential real estate	2,712	2,755	167	2,700	120
Total	$4,024	$4,209	$297	$4,362	$173

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
2017
With no related allowance recorded
Agricultural	$423	$455	$—	$322	$—
Commercial and industrial	—	—	—	103	—
Consumer	—	—	—	—	—
Commercial real estate	127	258	—	110	—
Residential real estate	115	126	—	106	4
Subtotal	665	839	—	641	4
With an allowance recorded
Agricultural	—	—	—	121	—
Commercial and industrial	124	124	26	177	1
Consumer	36	36	3	33	1
Commercial real estate	651	734	49	826	34
Residential real estate	2,664	2,690	224	2,522	110
Subtotal	3,475	3,584	302	3,679	146
Total
Agricultural	423	455	—	443	—
Commercial and industrial	124	124	26	280	1
Consumer	36	36	3	33	1
Commercial real estate	778	992	49	936	34
Residential real estate	2,779	2,816	224	2,628	114
Total	$4,140	$4,423	$302	$4,320	$150

Page | 55

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
2019
Agricultural	$—	$68	$—	$68	$57,271	$57,339	$—
Commercial and industrial	542	15	259	816	147,267	148,083	—
Consumer	121	19	11	151	38,703	38,854	—
Commercial real estate	—	—	1,882	1,882	324,497	326,379	—
Construction real estate	—	—	—	—	13,411	13,411	—
Residential real estate	2,466	582	393	3,441	214,541	217,982	—
	$3,129	$684	$2,545	$6,358	$795,690	$802,048	$—

2018
Agricultural	$—	$—	$—	$—	$49,109	$49,109	$—
Commercial and industrial	5	—	—	5	91,401	91,406	—
Consumer	149	40	11	200	24,182	24,382	—
Commercial real estate	—	—	73	73	139,380	139,453	—
Construction real estate	—	—	—	—	8,843	8,843	—
Residential real estate	1,493	486	648	2,627	93,253	95,880	—
	$1,647	$526	$732	$2,905	$406,168	$409,073	$—

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2019	2018
Agricultural	$379	$393
Commercial and industrial	776	—
Consumer	16	62
Commercial real estate	2,185	123
Construction real estate	—	—
Residential real estate	1,331	954
	$4,687	$1,532

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2019	2018	2017
Loans originated for resale, net of principal payments	$63,920	$33,555	$43,171
Proceeds from loan sales	62,763	34,872	42,883
Net gains on sales of loans held for sale	1,951	1,003	1,265
Loan servicing fees, net of amortization	82	91	155

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $242.0 million and $134.6 million at December 31, 2019 and 2018, respectively. The Banks maintain custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2019 and 2018.

Page | 56

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2019	2018	2017
Balance, beginning of year	$1,049	$908	$697
Capitalized	822	441	443
Amortization	(453)	(300)	(232)
Acquired from merger with County Bank Corp	713	—	—
Balance, end of year	$2,131	$1,049	$908

The fair value of loan servicing rights was $2,304,000 and $1,700,000 as of December 31, 2019 and 2018, respectively.  Consequently, a valuation allowance was not necessary at year-end 2019 or 2018.  The fair value of ChoiceOne Bank’s servicing rights at December 31, 2019 was determined using a discount rate of 5.51% and prepayment speeds ranging from 11% to 18%.  The fair value of Lakestone Bank & Trust’s servicing rights at December 31, 2019 was determined using a discount rate of 8.65% and prepayment speeds ranging from 11% to 13%.  The fair value of servicing rights at December 31, 2018 was determined using a discount rate of 6.92% and prepayment speeds ranging from 7% to 13%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)

	2019	2018
Land and land improvements	$7,576	$5,318
Leasehold improvements	38	38
Buildings	20,251	16,251
Furniture and equipment	11,078	7,357
Total cost	38,943	28,964
Accumulated depreciation	(14,678)	(13,085)
Premises and equipment, net	$24,265	$15,879

Depreciation expense was $1,610,000, $1,183,000, and $1,389,000 for 2019, 2018 and 2017, respectively.

The Banks lease certain branch properties and automated-teller machine locations in their normal course of business.  Rent expense totaled $72,000, $108,000, and $99,000 for 2019, 2018 and 2017, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2020	$138
2021	139
2022	120
2023	75
2024	28
Thereafter	14
Total undiscounted cash flows	514
Less discount	27
Total operating lease liabilities	$487

Page | 57

Note 6 - Goodwill and Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2019	2018
January 1	$13,728	$13,728
Acquired goodwill from merger with County	39,142	—
December 31	$52,870	$13,728

ChoiceOne evaluates goodwill annually for impairment.  Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment).  If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed.  If not, there is no further assessment required.  The Company previously acquired Valley Ridge Financial Corp. in 2006 and County in 2019, which resulted in the recognition of goodwill of $13.7 million and $39.1 million, respectively.  Management concluded no impairment of goodwill existed as of the reporting date.

Acquired Intangible Assets

Information for acquired intangible assets at December 31, 2019 follows:

	Gross
	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization
Core deposit intangible	$6,359	$353

The core deposit intangible is being amortized on a sum-of-the-years digits basis over ten years.  Amortization expense was $353,000 in 2019.  The estimated amortization expense for the next five years ending December 31 is as follows:

2020	$1,369
2021	1,192
2022	1,016
2023	839
2024	662
Thereafter	928
Total	$6,006

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance.  Activity within other real estate owned was as follows:

(Dollars in thousands)	2019	2018	2017
Balance, beginning of year	$102	$106	$437
Transfers from loans	347	432	314
Acquisition from County Bank Corp	1,364	—	—
Proceeds from sales	(938)	(515)	(663)
Gains/(losses) on sales	54	79	18
Balance, end of year	$929	$102	$106

Included in the balances above were residential real estate mortgage loans of $175,000, $102,000, and $106,000 as of December 31, 2019, 2018, and 2017, respectively, and $754,000 of commercial real estate loans as of December 31, 2019.

Page | 58

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2019	2018
Noninterest-bearing demand deposits	$287,460	$153,542
Interest-bearing demand deposits	236,154	135,425
Money market deposits	263,666	86,720
Savings deposits	206,050	75,615
Local certificates of deposit	158,985	91,343
Brokered certificates of deposit	2,287	34,370
Total deposits	$1,154,602	$577,015

Scheduled maturities of certificates of deposit at December 31, 2019 were as follows:

(Dollars in thousands)

2020	$121,653
2021	19,378
2022	9,661
2023	6,984
2024	3,539
Thereafter	57
Total	$161,272

The Banks had certificates of deposit issued in denominations of $250,000 or greater totaling $68.3 million and $39.3 million at December 31, 2019 and 2018, respectively.  The Banks held $2.3 million in brokered certificates of deposit at December 31, 2019, compared to $34.4 million at December 31, 2018.  In addition, the Banks had $7.1 million and $2.1 million of certificates of deposit as of December 31, 2019, and December 31, 2018, respectively, that had been issued through the Certificate of Deposit Account Registry Service (CDARS).  As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act which became law in May 2018, reciprocal brokered deposits are no longer considered brokered deposits as of December 31, 2018 and December 31, 2019.

Note 9 – Repurchase Agreements

Securities sold under agreements to repurchase are advances to the Banks by customers or another bank.  These agreements are direct obligations of the Banks and are secured by securities held in safekeeping at a correspondent bank.  Repurchase agreements with the Banks’ customers mature daily.  Information regarding repurchase agreements follows:

(Dollars in thousands)	2019	2018
Outstanding balance at December 31	$—	$—
Average interest rate at December 31	—%	—%
Average balance during the year	$—	$1,412
Average interest rate during the year	—%	0.05%
Maximum month end balance during the year	$—	$7,148

Note 10 – Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2019	2018
Maturity of November 2024 with fixed interest rate of 3.98%	$198	$233
Maturity of April 2020 with floating interest rate of 1.99%	10,000	—
Maturity of May 2020 with fixed interest rate of 2.16%	23,000	—
Maturity of March 2019 with fixed interest rate of 2.57%	—	5,000
Total advances outstanding at year-end	$33,198	$5,233

Page | 59

Fees are charged on fixed rate advances that are paid prior to maturity.  No fixed rate advances were paid prior to maturity in 2019 or 2018.  Advances were secured by agricultural loans, commercial real estate loans, and residential real estate loans with a carrying value of approximately $200.1 million and $96.8 million at December 31, 2019 and December 31, 2018, respectively.  Based on this collateral, the Banks were eligible to borrow an additional $78.6 million at year-end 2019.

The scheduled maturities of advances from the FHLB at December 31, 2019 were as follows:

(Dollars in thousands)
2020	$33,037
2021	39
2022	40
2023	42
2024	40
Total	$33,198

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2019	2018	2017
Provision for Income Taxes
Current federal income tax expense	$984	$946	$2,325
Deferred federal income tax expense/(benefit)	310	209	62
Income tax expense	$1,294	$1,155	$2,387

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21% in 2019 and 2018 and 34% in 2017	$1,778	$1,783	$2,909
Tax exempt interest income	(320)	(309)	(486)
Tax exempt earnings on bank-owned life insurance	(162)	(81)	(135)
Tax credits	(218)	(154)	(85)
Deferred tax adjustment related to reduction in U.S. federal statutory income income tax rate	—	—	206
Nondeductible merger expenses	164	—	—
Other items	52	(84)	(22)
Income tax expense	$1,294	$1,155	$2,387

Effective income tax rate	15%	14%	28%

Page | 60

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2019	2018
Deferred tax assets:
Purchase accounting adjustments from merger with County	$1,129	$—
Allowance for loan losses	585	981
Alternative minimum tax credit carryforward	301	—
Unrealized losses on securities available for sale	—	233
Deferred compensation	169	102
Other	198	160
Total deferred tax assets	2,382	1,476

Deferred tax liabilities:
Purchase accounting adjustments from merger with County	1,285	—
Depreciation	778	797
Loan servicing rights	447	220
Unrealized gains on securities available for sale	360	—
Other	235	88
Total deferred tax liabilities	3,105	1,105
Net deferred tax (liability) asset	$(723)	$371

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

Page | 61

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2019	2018
Balance, beginning of year	$5,343	$6,477
New loans	2,988	3,029
Repayments	(3,372)	(3,835)
Effect of changes in related parties	(4,664)	(328)
Loans acquired from merger with County Bank Corp	10,268	—
Balance, end of year	$10,563	$5,343

Deposits from executive officers, directors and their affiliates were $9.0 million and $6.3 million at December 31, 2019 and 2018, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum.  Matching company contributions to the plan are discretionary.  Expense for matching company contributions under the plan was $233,000, $207,000, and $189,000 in 2019, 2018, and 2017, respectively.

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne.  ChoiceOne does not pay any portion of the health care premiums charged to its retired participants.  A liability has been accrued for the obligation under this plan.  ChoiceOne realized a recovery of post-retirement benefit expense of $14,000, $12,000, and $14,000 in 2019, 2018, and 2017, respectively.  The post-retirement obligation liability was $107,000 as of December 31, 2019 and $98,000 as of December 31, 2018.

Deferred Compensation Plans:

A deferred director compensation plan covers former directors of Valley Ridge Financial Corp., which was acquired by ChoiceOne in 2006.  Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director.  A liability has been accrued for the obligation under this plan.  ChoiceOne incurred deferred compensation plan expense of $3,000, $5,000, and $7,000 in 2019, 2018, and 2017, respectively.  The deferred compensation liability was $33,000 as of December 31, 2019 and $65,000 as of December 31, 2018.

A supplemental executive retirement plan covers four former executive officers of Valley Ridge Financial Corp.  Under the plan, ChoiceOne pays these individuals a specific amount of compensation over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan).  A liability has been accrued for the obligation under this plan.  The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates.  ChoiceOne incurred deferred compensation plan expense of $26,000, $6,000, and $12,000 in 2019, 2018, and 2017, respectively.  Liabilities related to the supplemental executive retirement plan of $368,000 and $420,000 were outstanding as of December 31, 2019 and December 31, 2018, respectively.

A supplemental executive retirement plan covers one former executive officer and one current executive officer of Lakestone Bank & Trust.  Under the plan, the individuals would be paid a specific amount of compensation over a 15-year period commencing upon early or normal retirement age (as defined in the plan).  A liability has been accrued for the obligation under this plan.  The liability related to this plan was $337,000 as of December 31, 2019.

Note 14 – Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne.  Compensation expense in connection with stock options granted was $53,000 in 2019, $38,000 in 2018, and $49,000 in 2017.  The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012.  The Stock Incentive Plan of 2012, as amended effective May 23, 2018, provides for the issuance of up to 200,000 shares of common stock.  At December 31, 2019, there were 100,971 shares available for future grants.

Page | 62

A summary of stock options activity during the year ended December 31, 2019 was as follows:

		Weighted
		average
		exercise
	Shares	price
Options outstanding at January 1, 2019	58,129	$22.41
Options granted	13,500	27.25
Options exercised	(12,381)	21.64
Options forfeited or expired	(1,500)	27.25
Options outstanding, end of year	57,748	$23.39

Options exercisable at December 31, 2019	45,748	$22.38

The exercise prices for options outstanding and exercisable at the end of 2019 ranged from $20.86 to $27.25 per share.  The weighted average remaining contractual life of options outstanding and exercisable at the end of 2019 was approximately 6.6 years.

The intrinsic value of all outstanding in-the-money stock options and exercisable in-the-money stock options was $495,000 and $438,000 respectively, at December 31, 2019. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2019 were calculated based on the closing market price of the Company’s common stock on December 31, 2019 of $31.96 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2019 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	12,000	—	9.47
$25.65	12,000	12,000	8.54
$20.86	12,404	12,404	7.39
$21.13	15,986	15,986	6.05
$22.31	5,358	5,358	2.04

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  As of December 31, 2019, there was $34,000 in unrecognized compensation expense related to stock options issued in 2019.

The fair value of stock options granted during 2019 was $49,000, which was determined using the following weighted-average assumptions as of the grant date.

Risk-free interest rate	0.48%
Expected option life	6.50 years
Expected stock price volatility	21.00%
Dividend yield	2.65%
Fair value of options granted	$3.64

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012.  Beginning with the awards granted in April 2019, restricted stock units vest on the three year anniversary of the grant date.  Certain additional vesting provisions apply.  Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock.  ChoiceOne recognized compensation expense of $349,000, $244,000, and $191,000 in 2019, 2018, and 2017, respectively, in connection with restricted stock units for current participants during these years.

Page | 63

A summary of the activity for RSU’s during the year ended December 31, 2019 is presented below:

Outstanding Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2019	20,440	$24.74
Granted	9,900	27.25
Vested	(20,440)	24.74
Forfeited	(900)	27.25
Outstanding at December 31, 2019	9,000	$27.25

At December 31, 2019, there were 9,000 restricted stock units outstanding with an approximate stock value of $288,000 based on ChoiceOne’s December 31, 2019 stock price.  At December 31, 2018, there were 20,440 restricted stock units outstanding with an approximate stock value of $511,000 based on ChoiceOne’s December 31, 2018 stock price.  As a result of the merger with County, all unvested stock awards granted prior to December 31, 2018 vested upon completion of the merger.

Note 15 – Earnings Per Share

(Dollars in thousands, except share data)
	2019	2018	2017
Basic
Net income	$7,171	$7,333	$6,168

Weighted average common shares outstanding	4,528,786	3,614,302	3,621,216

Basic earnings per common shares	$1.58	$2.03	$1.70

Diluted
Net income	$7,171	$7,333	$6,168

Weighted average common shares outstanding	4,528,786	3,614,302	3,621,216
Plus dilutive stock options and restricted stock units	10,489	13,825	8,465

Weighted average common shares outstanding and potentially dilutive shares	4,539,275	3,628,127	3,629,682

Diluted earnings per common share	$1.58	$2.02	$1.70

Per share amounts have been adjusted for the 5% stock dividends paid on May 31, 2017 and May 31, 2018.

Stock options considered anti-dilutive to earnings per share were 0, 15,000, and 0 as of December 31, 2019, December 31, 2018, and December 31, 2017, respectively.  This calculation is based on the average stock price during the year.

Page | 64

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets
(Dollars in thousands)	December 31,
	2019	2018
Assets
Cash	$991	$1,400
Equity securities at fair value	1,840	1,960
Securities available for sale	959	1,692
Other assets	468	122
Investment in Bank subsidiaries	189,578	75,313
Total assets	$193,836	$80,487

Liabilities
Other liabilities	$1,697	$10
Total liabilities	1,697	10

Shareholders’ equity	192,139	80,477
Total liabilities and shareholders’ equity	$193,836	$80,487

Condensed Statements of Income
(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Interest and dividends from ChoiceOne Bank	$4,011	$2,800	$3,042
Interest and dividends from other securities	50	47	55
Gains on sales of securities	8	9	1
Change in market value of equity securities	(114)	184	—
Total income	3,955	3,040	3,098
Other expenses	2,348	144	123
Income before income tax and equity in undistributed net income of subsidiaries	1,607	2,896	2,975
Income tax (expense)/benefit	261	(14)	73
Income before equity in undistributed net income of subsidiaries	1,868	2,882	3,048
Equity in undistributed net income of subsidiaries	5,303	4,451	3,120
Net income	$7,171	$7,333	$6,168

Page | 65

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$7,171	$7,333	$6,168
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiaries	(5,303)	(4,451)	(3,120)
Amortization	14	18	19
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	359	331	304
Net gain on sale of securities	(8)	(9)	(1)
Change in market value of equity securities	114	(184)	—
Changes in other assets	(344)	66	(37)
Changes in other liabilities	1,485	(19)	(39)
Net cash from operating activities	3,488	3,085	3,294

Cash flows from investing activities:
Sales of securities	1,102	91	334
Purchases of securities	—	—	(466)
Cash acquired from merger with County Bank Corp	1,038	—	—
Net cash from investing activities	2,140	91	(132)

Cash flows from financing activities:
Issuance of common stock	142	77	98
Repurchase of common stock	(67)	(523)	(203)
Cash used as part of equity issuance for merger	(297)	—	—
Cash dividends and fractional shares from stock dividend and merger	(5,815)	(2,579)	(2,324)
Net cash from financing activities	(6,037)	(3,025)	(2,429)

Net change in cash	(409)	151	733
Beginning cash	1,400	1,249	516
Ending cash	$991	$1,400	$1,249

Page | 66

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Assets
Cash and cash equivalents	$59,558	$59,558	$59,558	$—	$—
Equity securities at fair value	2,851	2,851	1,379	—	1,472
Securities available for sale	339,579	339,579	—	327,212	12,367
Federal Home Loan Bank and Federal Reserve Bank stock	6,458	6,458	—	6,458	—
Loans held for sale	3,095	3,134	—	3,134	—
Loans to other financial institutions	51,048	51,048	—	51,048	—
Loans, net	797,991	793,270	—	—	793,270
Accrued interest receivable	3,965	3,965	—	3,965	—

Liabilities
Noninterest-bearing deposits	287,460	287,460	—	287,460	—
Interest-bearing deposits	867,142	867,154	—	867,154	—
Federal Home Loan Bank advances	33,198	33,243	—	33,243	—
Accrued interest payable	411	411	—	411	—

December 31, 2018
Assets
Cash and due from banks	$19,690	$19,690	$19,690	$—	$—
Equity securities at fair value	2,847	2,847	1,961	—	886
Securities available for sale	166,602	166,602	—	158,104	8,498
Federal Home Loan Bank and Federal Reserve Bank stock	3,567	3,567	—	3,567	—
Loans held for sale	831	856	—	856	—
Loans to other financial institutions	20,644	20,644	—	20,644	—
Loans, net	404,400	399,091	—	—	399,091
Accrued interest receivable	2,267	2,267	—	2,267	—

Liabilities
Noninterest-bearing deposits	153,542	153,542	—	153,542	—
Interest-bearing deposits	423,473	422,381	—	422,381	—
Federal funds purchased	4,800	4,800	—	4,800	—
Federal Home Loan Bank advances	5,233	5,241	—	5,241	—
Accrued interest payable	210	210	—	210	—

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph.  The methodology for determining the estimated fair value for securities available for sale is described in Note 18.  The estimated fair value for loans follows the guidance in ASU 2016-01 which prescribes an “exit price” approach, which incorporates discounts for credit, liquidity, and marketability.  The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.  The estimated fair value of loans also included the mark to market adjustments related to the Company’s merger with County.

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

Page | 67

Note 18 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and December 31, 2018, and the valuation techniques used by the Company to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

Page | 68

There were no liabilities measured at fair value as of December 31, 2018 or December 31, 2019.  Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2019
Equity securities	$1,379	$—	$1,472	$2,851

Investment Securities, Available for Sale - December 31, 2019
U. S. Government and federal agency	$—	$17,215	$—	$17,215
U. S. Treasury notes and bonds	—	2,008	—	2,008
State and municipal	—	162,557	11,367	173,924
Mortgage-backed	—	142,760	—	142,760
Corporate	—	2,672	—	2,672
Trust preferred securities	—	—	1,000	1,000
Total	$—	$327,212	$12,367	$339,579

Equity Securities Held at Fair Value - December 31, 2018
Equity securities	$1,961	$—	$886	$2,847

Investment Securities, Available for Sale - December 31, 2018
U. S. Government and federal agency	$—	$33,529	$—	$33,529
U. S. Treasury notes and bonds	—	1,947	—	1,947
State and municipal	—	95,930	7,998	103,928
Mortgage-backed	—	21,575	—	21,575
Corporate	—	5,102	—	5,102
Trust preferred securities	—	—	500	500
Asset backed securities	—	21	—	21
Total	$—	$158,104	$8,498	$166,602

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs.  ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds’ terms and conditions, among other things.  Securities classified in Level 2 included U.S. Government and federal agency securities, U.S. Treasury notes and bonds, state and municipal securities, mortgage-backed securities, corporate bonds, and asset backed securities.  The Company classified certain state and municipal securities and corporate bonds, and equity securities as Level 3.  Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

Page | 69

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2019	2018
Equity Securities Held at Fair Value
Balance, January 1	$886	$—
Reclassification due to implementation of ASU 2016-01	—	1,000
Total realized and unrealized gains included in noninterest income	114	(114)
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Acquired from merger with County Bank Corp	472	—
Balance, December 31	$1,472	$886

Investment Securities, Available for Sale
Balance, January 1	$8,498	$13,398
Reclassification due to implementation of ASU 2016-01	—	(1,000)
Total realized and unrealized gains included in income	—	—
Total unrealized gains/(losses) included in other comprehensive income	210	(186)
Net purchases, sales, calls, and maturities	1,375	(3,714)
Net transfers into Level 3	—	—
Acquired from merger with County Bank Corp	2,284	—
Balance, December 31	$12,367	$8,498

Of the Level 3 assets that were still held by the Company at December 31, 2019, the net unrealized gain for the twelve months ended December 31, 2019 was $324,000, compared to a $300,000 unrealized loss for the twelve months ended December 31, 2018, which is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements.  Amounts recognized in noninterest income relate to changes in equity securities based on ASU 2016-01, which was implemented by ChoiceOne effective January 1, 2018.  A total of $2,091,000 and $224,000 of Level 3 securities were purchased in 2019 and 2018, respectively.  In addition, Level 3 securities totaling $2,756,000 were obtained from the merger with County.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 assets and liabilities.  As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Available for sale investment securities categorized as Level 3 assets consist of bonds issued by local municipalities and a trust-preferred security.  The Company estimates the fair value of these assets based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2019	$5,922	$—	$—	$5,922
December 31, 2018	$4,024	$—	$—	$4,024

Other Real Estate
December 31, 2019	$929	$—	$—	$929
December 31, 2018	$102	$—	$—	$102

Page | 70

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2019		2018
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Unused lines of credit and letters of credit	$38,064	$177,447	$20,036	$103,978
Commitments to fund loans (at market rates)	$18,216	$4,580	$20,997	$1,421

Commitments to fund loans are generally made for periods of 180 days or less.  The fixed rate loan commitments have interest rates ranging from 3.25% to 7.50% and maturities ranging from 1 year to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Banks are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.  At year-end 2019 and 2018, the Banks were categorized as well capitalized under the regulatory framework for prompt corrective action.

Page | 71

Actual capital levels and minimum required levels for ChoiceOne and the Banks were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$135,836	14.2%	$76,288	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	131,785	13.8	42,912	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	131,785	13.8	57,216	6.0	N/A	N/A
Tier 1 capital (to average assets)	131,785	9.6	54,646	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$69,412	13.2%	$42,039	8.0%	$52,549	10.0%
Common equity Tier 1 capital (to risk weighted assets)	65,362	12.4	23,647	4.5	34,157	6.5
Tier 1 capital (to risk weighted assets)	65,362	12.4	31,530	6.0	42,039	8.0
Tier 1 capital (to average assets)	65,362	10.0	26,179	4.0	32,724	5.0

Lakestone Bank & Trust
Total capital (to risk weighted assets)	$63,885	15.0%	$34,056	8.0%	$42,570	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,885	15.0	19,156	4.5	27,670	6.5
Tier 1 capital (to risk weighted assets)	63,885	15.0	25,542	6.0	34,056	8.0
Tier 1 capital (to average assets)	63,885	9.0	28,338	4.0	35,423	5.0

December 31, 2018
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$72,148	13.8%	$41,811	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	67,481	12.9	23,519	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	67,481	12.9	31,359	6.0	N/A	N/A
Tier 1 capital (to average assets)	67,481	10.5	25,658	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$66,976	12.9%	$41,599	8.0%	$51,999	10.0%
Common equity Tier 1 capital (to risk weighted assets)	62,309	12.0	23,399	4.5	33,799	6.5
Tier 1 capital (to risk weighted assets)	62,309	12.0	31,199	6.0	41,599	8.0
Tier 1 capital (to average assets)	62,309	9.8	25,512	4.0	31,890	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2019, approximately $12.9 million was available for the Banks to pay dividends to ChoiceOne. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Banks, which is restricted by state law and regulations.

Page | 72

Note 21 – Business Combination

ChoiceOne completed the merger of County Bank Corp (“County”) with and into ChoiceOne on October 1, 2019. County had 14 branch offices and one loan production office as of the date of the merger. Total assets of County as of October 1, 2019 were $673 million, including total loans of $424 million. Deposits garnered in the merger, the majority of which are core deposits, totaled $574 million. The results of operations as a result of the merger have been included in ChoiceOne’s results since the effective date of the merger. As consideration in the merger, ChoiceOne issued 3,603,872 shares of ChoiceOne common stock, which was net of 299 fractional shares not issued, with an approximate value of $108 million. ChoiceOne recorded a preliminary deposit based intangible of $6.4 million and goodwill of $39.1 million. While ChoiceOne believes the majority of the business combination and purchase accounting activity is complete, it is expected there will be minor adjustments in the normal course within the allotted GAAP adjustment period. Purchase accounting activity still being analyzed primarily includes certain tax implications.

Acquisition costs related to the merger amounted to $2.1 million, of which $1.8 million was expensed and $297,000 was netted with stock issuance costs. The transaction created $39.1 million of goodwill, none of which is deductible for tax purposes. As the transaction happened on October 1, 2019, only earnings related to the period from October 1, 2019 through December 31, 2019 were included in ChoiceOne Financial Services income for the year ended December 31, 2019. These County earnings amounted to $2.3 million for the year ended December 31, 2019.

The table below highlights the allocation of purchase price for the merger with County (dollars in thousands):

Purchase Price:

Consideration	$107,945

Net assets acquired:
Cash and cash equivalents	20,638
Equity securities at fair value	474
Securities available for sale	187,230
Federal Home Loan Bank and Federal Reserve Bank stock	2,903
Loans to other financial institutions	33,481
Originated loans	390,354
Premises and equipment	9,271
Other real estate owned	1,364
Deposit based intangible	6,359
Bank owned life insurance	16,912
Other assets	4,002
Total assets	672,988

Non-interest bearing deposits	124,113
Interest bearing deposits	449,488
Total deposits	573,601
Federal funds purchased	3,800
Advances from Federal Home Loan Bank	23,000
Other liabilities	3,784
Total liabilities	604,185

Net assets acquired	68,803

Goodwill	$39,142

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2019, 2018 and 2017, as if the merger with County had occurred on January 1. Dollars are shown in thousands, except for per share data. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of County. In addition, merger-related costs are excluded from the amounts below, for comparative purposes. Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period, nor are they intended to represent or be indicative of the future results of the Company.

Page | 73

(Dollars in thousands, except per share data)
	2019	2018	2017
Net interest income	$44,440	$42,974	$40,178
Noninterest income	13,289	12,151	13,364
Noninterest expense	42,611	38,501	37,361
Net income	13,487	14,251	11,513
Net income per diluted share	1.86	1.97	1.63

In most instances, determining the fair value of the acquired assets and assumed liabilities required ChoiceOne to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations is related to the valuation of acquired loans. For such loans, the excess cash flows expected at the effective time of the merger over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at the effective time of the merger and the cash flows expected to be collected at the effective time of the merger reflects the impact of estimated credit losses, interest rate changes, and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of the County’s previously established allowance for loan losses.

The Merger with County was effective on October 1, 2019. The combined company will have the opportunity to deploy existing low-cost funding into strategic markets across Michigan. County appears to be a cultural fit with very similar values regarding community involvement and development that ChoiceOne has fostered over its history. County also has an attractive core deposit base expected to provide support for future expansion.

On January 6, 2020, ChoiceOne entered into an Agreement and Plan of Merger with Community Shores Bank Corp (“Community Shores”), the holding company for Community Shores Bank. Completion of the acquisition is subject to receipt of shareholder approval from Community Shores shareholders, receipt of regulatory approval, and the satisfaction of other customary closing conditions. Management expects the merger to become effective in the second half of 2020. As of December 31, 2019, Community Shores had total assets of approximately $204 million, total loans of approximately $156 million, and total deposits of approximately $184 million.

Note 22 – Quarterly Financial Data (Unaudited)

		Net		Earnings Per Share
(Dollars in thousands, except per share data)	Interest	Interest	Net		Fully
	Income	Income	Income	Basic	Diluted
2019
First Quarter	$6,477	$5,496	$1,637	$0.45	$0.45
Second Quarter	6,554	5,501	1,486	0.41	0.41
Third Quarter	6,561	5,570	1,021	0.28	0.28
Fourth Quarter	12,881	11,206	3,027	0.44	0.44

2018
First Quarter	$5,722	$5,330	$1,658	$0.46	$0.46
Second Quarter	6,141	5,595	1,833	0.51	0.51
Third Quarter	6,212	5,522	2,014	0.55	0.55
Fourth Quarter	6,450	5,617	1,828	0.51	0.50

Per share amounts have been adjusted for the 5% stock dividend paid on May 31, 2018.

The growth in interest income and net interest income in the first three quarters of 2019 was primarily due to growth in earning assets, which was partially offset by a tightening of ChoiceOne’s net interest spread. The increase in the fourth quarter of 2019 resulted primarily from the merger with County. The increase that occurred during 2018 in interest income and net interest income was due to growth in earning assets and a widening of ChoiceOne’s net interest spread resulting from rising general market interest rates. Net income in 2019 was lower than the prior year primarily as a result of merger-related expenses incurred in 2019.

Page | 74

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2019, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has concluded that, as of December 31, 2019, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.”  Plante & Moran PLLC, the independent registered public accounting firm that audited the consolidated financial statements of the Company incorporated by reference to this Annual Report on Form 10-K, has issued an attestation report, included herein, on the Company’s internal control over financial reporting as of December 31, 2019.  As permitted by SEC guidance, the Company has excluded the operations of County Bank Corp, which was merged with and into Company, the merger of which is described in Note 21 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 8 of this report, from the scope of management’s report on internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2019 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Page | 75

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting as of December 31, 2019 of ChoiceOne Financial Services, Inc. (the “Company”), based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in the COSO framework.

We also have audited the accompanying balance sheets of the Company as of December 31, 2019 and 2018, the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, 2018, and the related notes (collectively referred to as the “financial statements”), in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our report dated March 16, 2020, expresses an unqualified opinion.

The Company acquired County Bank Corp and its wholly-owned subsidiary Lakestone Bank & Trust on October 1, 2019.  County Bank Corp was merged into ChoiceOne Financial Services, Inc. as of October 1, 2019, and Lakestone Bank & Trust remained a wholly-owned subsidiary of ChoiceOne Financial Services, Inc. as of December 31, 2019.  Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, internal control over financial reporting associated with total assets of $711 million and total revenues of $8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Lakestone Bank & Trust.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/Plante & Moran, PLLC

We have served as the Company’s auditor since 2006.

Auburn Hills, Michigan

March 16, 2020

Page | 76

Item 9B.	Other Information

None.

Page | 77

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne’s Board of Directors and Executive Officers,” “Related Matters – Delinquent Section 16(a) Reports” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2020, is incorporated herein by reference.

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

The information under the captions “Executive Compensation” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2020, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Ownership of ChoiceOne Common Stock” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2020, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	66,748	$20.24	121,103
Equity compensation plans not approved by security holders	—	—	200,000
Total	66,748	$20.24	321,103

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan.  100,971 shares remain available for future issuance under the Stock Incentive Plan of 2012 and 20,132 shares remain available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options.  No further future issuances of shares are permitted under the Amended and Restated Executive Stock Incentive Plan other than upon the exercise of outstanding stock options.

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are the only equity compensation plans not approved by security holders.  The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock.  Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company.  Contributions to the plan are made by the Company on behalf of each electing participant.  Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company.  The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation.  Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company.  Shares are distributed to participants on a quarterly basis.  The Directors’ Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company’s common stock thereunder and the Directors’ Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company.  As of December 31, 2019, 100,000 shares remained available for issuance under each plan.

Page | 78

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2020, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption “Related Matters - Independent Certified Public Accountants” in the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2020, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors’ reports are filed as part of this report:

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017.

Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018, and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm dated March 16, 2020.

(2)	Financial Statement Schedules. None.

Exhibit	Document

2.1

Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and County Bank Corp dated March 22, 2019.  Previously filed as an exhibit to ChoiceOne’s Form 8-K filed March 25, 2019.  Here incorporated by reference.

2.2

Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and Community Shores Bank Corporation dated January 3, 2020.  Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 8-K filed January 6, 2020. Here incorporated by reference.

3.1

Restated Articles of Incorporation of ChoiceOne Financial Services, Inc.  Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 8-A filed February 4, 2020.  Here incorporated by reference.

3.2

Bylaws of ChoiceOne Financial Services, Inc., as currently in effect and any amendments thereto.  Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 8-K filed October 1, 2019.  Here incorporated by reference.

4.1

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis.  Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013.  Here incorporated by reference.

4.2	Description of Rights of Shareholders.

Page | 79

10.1

Employment Agreement between ChoiceOne Financial Services, Inc. and Kelly J. Potes, dated as of September 30, 2019. (1)  Previously filed as an exhibit to ChoiceOne’s Form 8-K filed October 1, 2019.  Here incorporated by reference.

10.2

Employment Agreement between ChoiceOne Financial Services, Inc. and Michael J. Burke, Jr., dated as of March 22, 2019. (1)  Previously filed as Exhibit 10.7 to ChoiceOne’s Pre-Effective Amendment No. 2 to Form S-4 filed August 5, 2019.  Here incorporated by reference.

10.3

Stock Incentive Plan of 2012. (1)  Previously filed as Appendix A to ChoiceOne’s definitive proxy statement for ChoiceOne’s 2018 Annual Meeting of Shareholders, filed on April 19, 2018.  Here incorporated by reference.

10.4	Directors’ Stock Purchase Plan, as amended. (1)

10.5	Director Equity Compensation Plan of 2019. (2)

10.6

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

10.8

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

Page | 80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 16, 2020
Kelly J. Potes
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020
Kelly J. Potes

/s/ Thomas L. Lampen	Treasurer (Principal Financial and Accounting Officer)	March 16, 2020
Thomas L. Lampen

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 16, 2020
Paul L. Johnson

*/s/ James A. Bosserd	Director	March 16, 2020
James A. Bosserd

*/s/ Keith Brophy	Director	March 16, 2020
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 16, 2020
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 16, 2020
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 16, 2020
Eric E. Burrough

*/s/ David H. Bush	Director	March 16, 2020
David H. Bush

*/s/ Bruce J. Cady	Director	March 16, 2020
Bruce J. Cady

*/s/ Patrick A. Cronin	Director	March 16, 2020
Patrick A. Cronin

*/s/ Jack G. Hendon	Director	March 16, 2020
Jack G. Hendon

*/s/ Gregory A. McConnell	Director	March 16, 2020
Gregory A. McConnell

*/s/ Nels W. Nyblad	Director	March 16, 2020
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 16, 2020
Roxanne M. Page

*By /s/ Thomas L. Lampen
Attorney-in-Fact

Page | 81