Form 10-Q
period 2020-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2020-05-11
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically , every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2020, the Registrant had outstanding 7,253,576 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2020	2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$45,221	$59,308
Time deposits in other financial institutions	250	250
Cash and cash equivalents	45,471	59,558

Equity securities at fair value (Note 2)	2,462	2,851
Securities available for sale (Note 2)	361,904	339,579
Federal Home Loan Bank stock	3,524	3,524
Federal Reserve Bank stock	2,946	2,934
Loans held for sale	7,385	3,095
Loans to other financial institutions	39,421	51,048
Loans (Note 3)	811,577	802,048
Allowance for loan losses (Note 3)	(4,790)	(4,057)
Loans, net	806,787	797,991

Premises and equipment, net	24,087	24,265
Other real estate owned, net	926	929
Cash value of life insurance policies	32,171	31,979
Goodwill	52,593	52,870
Core deposit intangible	5,653	6,006
Other assets	13,160	9,499
Total assets	$1,398,490	$1,386,128

Liabilities
Deposits – noninterest-bearing	$283,434	$287,460
Deposits – interest-bearing	889,965	867,142
Total deposits	1,173,399	1,154,602

Advances from Federal Home Loan Bank	23,188	33,198
Other liabilities	6,101	6,189
Total liabilities	1,202,688	1,193,989

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,249,533 at March 31, 2020 and 7,245,088 at December 31, 2019	162,745	162,610
Retained earnings	29,856	28,051
Accumulated other comprehensive income, net	3,201	1,478
Total shareholders’ equity	195,802	192,139
Total liabilities and shareholders’ equity	$1,398,490	$1,386,128

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$10,075	$5,280
Securities:
Taxable	1,857	760
Tax exempt	368	369
Other	194	68
Total interest income	12,494	6,477

Interest expense
Deposits	1,385	851
Advances from Federal Home Loan Bank	136	116
Other	2	14
Total interest expense	1,523	981

Net interest income	10,971	5,496
Provision for loan losses	775	—
Net interest income after provision for loan losses	10,196	5,496

Noninterest income
Customer service charges	1,845	1,033
Insurance and investment commissions	126	63
Gains on sales of loans	1,743	246
Net gains on sales of securities	2	1
Net gains on sales and write-downs of other assets	2	13
Earnings on life insurance policies	192	96
Trust income	170	—
Change in market value of equity securities	(389)	187
Other	408	119
Total noninterest income	4,099	1,758

Noninterest expense
Salaries and benefits	5,128	2,777
Occupancy and equipment	1,270	771
Data processing	1,484	556
Professional fees	762	517
Supplies and postage	225	100
Advertising and promotional	148	44
Intangible amortization	353	—
FDIC insurance	68	—
Other	978	569
Total noninterest expense	10,416	5,334

Income before income tax	3,879	1,920
Income tax expense	625	283

Net income	$3,254	$1,637

Basic earnings per share (Note 4)	$0.45	$0.45
Diluted earnings per share (Note 4)	$0.45	$0.45
Dividends declared per share	$0.20	$0.20

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Net income	$3,254	$1,637

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense of $458 and $323 for the three months ended March 31, 2020 and March 31, 2019, respectively	1,725	1,215

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $0 and $0 for the periods ended March 31, 2020 and 2019, respectively	(2)	(1)

Other comprehensive income (loss), net of tax	1,723	1,214

Comprehensive income	$4,977	$2,851

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Total
Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			1,637		1,637
Other comprehensive income				1,214	1,214
Shares issued	2,004	47			47
Effect of employee stock purchases		4			4
Stock-based compensation expense		57			57
Restricted stock units issued	1,023	(10)			(10)
Cash dividends declared ($0.20 per share)			(724)		(724)

Balance, March 31, 2019	3,619,510	$54,621	$27,599	$482	$82,702

Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			3,254		3,254
Other comprehensive income				1,723	1,723
Shares issued	3,656	106			106
Effect of employee stock purchases		4			4
Stock options exercised and issued (1)	789				—
Stock-based compensation expense		25			25
Cash dividends declared ($0.20 per share)			(1,449)		(1,449)

Balance, March 31, 2020	7,249,533	162,745	29,856	3,201	195,802

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,254	$1,637
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	775	—
Depreciation	563	351
Amortization	718	216
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	112	79
Net gains on sales of securities	(2)	(1)
Net change in market value of equity securities	389	(187)
Gains on sales of loans	(1,743)	(246)
Loans originated for sale	(32,372)	(6,944)
Proceeds from loan sales	29,614	6,279
Earnings on bank-owned life insurance	(192)	(96)
(Gains)/losses on sales of other real estate owned	—	(8)
Proceeds from sales of other real estate owned	64	53
Costs capitalized to other real estate	(19)	—
Deferred federal income tax (benefit)/expense	(281)	6
Net change in:
Other assets	(3,355)	(313)
Other liabilities	(17)	(99)
Net cash from operating activities	(2,491)	727

Cash flows from investing activities:
Maturities, prepayments and calls of securities available for sale	9,633	4,547
Purchases of securities available for sale	(29,954)	(4,789)
Loan originations and payments, net	1,776	(318)
Additions to premises and equipment	(412)	(484)
Net cash from investing activities	(18,957)	(1,044)

Cash flows from financing activities:
Net change in deposits	18,797	(12,564)
Net change in fed funds purchased	—	(4,800)
Proceeds from Federal Home Loan Bank advances	—	30,000
Payments on Federal Home Loan Bank advances	(10,010)	(15,008)
Issuance of common stock	23	19
Cash dividends	(1,449)	(724)
Net cash from financing activities	7,361	(3,077)

Net change in cash and cash equivalents	(14,087)	(3,394)
Beginning cash and cash equivalents	59,558	19,690

Ending cash and cash equivalents	$45,471	$16,296

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,508	$1,015
Loans transferred to other real estate owned	42	64

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiary, ChoiceOne Bank, and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. For periods after September 30, 2020, the consolidated financial statements also include ChioceOne's wholly owned subsidiary, Lakestone Bank & Trust (together with ChoiceOne Bank, the "Banks") and Lakestone Bank & Trust's wholly-owned subsidiary, Lakestone Financial Services, Inc., as a result of the merger of County Bank Corp. with and into ChoiceOne. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, the Consolidated Statements of Income for the three-month periods ended March 31, 2020 and March 31, 2019, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2020 and March 31, 2019, the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2020 and March 31, 2019, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2020 and March 31, 2019. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019.

Loans to Other Financial Institutions

The Banks entered into agreements with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which one of the Banks has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 15 different mortgage bankers, with the largest creditor outstanding representing 15% of the total at March 31, 2020.

Credit risk associated with the participating interest is measured as an allowance for loan loss when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Banks review the portfolios of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At March 31, 2020, 11 of the 322 participating interests with principal balances totaling $2.3 million had balances outstanding over 30 days. During the first three months of 2020, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 2,615 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $83,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2020. A total of 1,041 shares for a cash price of $23,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2020. Shares issued upon the exercise of stock options, net of shares withheld for payment for the options, totaled 789 in the first quarter of 2020.

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

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered a smaller reporting company with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting company as of December 31, 2019. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

FASB pronouncement ASU 2017-04 (topic 350) is effective for fiscal years beginning after December 15, 2019. To simplify the subsequent measurement of goodwill, the Board eliminated Step 2 from the goodwill impairment test. Previously, in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Board also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. ChoiceOne performed a step zero during the current quarter and determined no impairment was necessary. Refer to testing performed in the Goodwill section below.

Goodwill

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

Management performed its annual qualitative assessment of goodwill as of June 30, 2019. As a result of the impact of the emergence of the COVID-19 pandemic in the first quarter of 2020, management believed it was prudent to perform an interim qualitative assessment as of March 31, 2020. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Upon completion of the qualitative assessment, ChoiceOne believed that it was more likely than not that the fair value of ChoiceOne’s equity exceeded the carrying value as of March 31, 2020 and there was no further quantitative assessment necessary. If COVID-19 causes a prolonged economic downturn, ChoiceOne may perform additional interim assessments of its goodwill balance in future periods.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains(losses) recognized in noninterest income were as follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,636	$—	$(174)	$2,462

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$2,636	$215	$—	$2,851

The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$17,003	$126	$—	$17,129
U.S. Treasury notes and bonds	1,995	79	—	2,074
State and municipal	186,586	4,142	(589)	190,139
Mortgage-backed	148,577	1,707	(1,581)	148,703
Corporate	2,850	45	(36)	2,859
Trust preferred securities	1,000	—	—	1,000
Total	$358,011	$6,099	$(2,206)	$361,904

	December 31, 2019
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and federal agency	$17,231	$23	$(39)	$17,215
U.S. Treasury notes and bonds	1,994	14	—	2,008
State and municipal	172,487	2,694	(1,257)	173,924
Mortgage-backed	142,504	585	(329)	142,760
Corporate	2,649	24	(1)	2,672
Trust preferred securities	1,000	—	—	1,000
Total	$337,865	$3,340	$(1,626)	$339,579

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the first quarter of 2020. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of March 31, 2020, the fair value of securities as of March 31, 2020 and December 31, 2019, and the weighted average yields of securities as of March 31, 2020:

	Securities maturing within:
(Dollars in thousands)	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at March 31, 2020	Fair Value at Dec. 31, 2019
U.S. Government and federal agency	$8,015	$2,073	$7,041	$—	$17,129	$17,215
U.S. Treasury notes and bonds	—	2,074	—	—	2,074	2,008
State and municipal (1)	19,795	46,750	97,211	26,383	190,139	173,924
Corporate	464	2,395	—	—	2,859	2,672
Trust preferred securities	1,000	—	—	—	1,000	1,000
Total debt securities	29,274	53,292	104,252	26,383	213,201	196,819

Mortgage-backed securities	333	85,655	60,229	2,486	148,703	142,760
Equity securities (2)	—	—	935	1,527	2,462	2,851
Total	$29,607	$138,947	$165,416	$30,396	$364,366	$342,430

	Weighted average yields:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Total
U.S. Government and federal agency	1.76%	1.98%	2.41%	—%	2.06%
U.S. Treasury notes and bonds	—	1.85	—	—	1.85
State and municipal (1)	2.27	2.91	2.78	2.84	2.77
Corporate	3.10	2.74	—	—	2.80
Trust preferred securities	4.50	—	—	—	4.50
Mortgage-backed securities	0.80	2.24	2.09	3.21	2.19
Equity securities (2)	—	—	4.56	—	0.76

Following is information regarding unrealized gains and losses on equity securities for the three-month periods ending March 31:

	Three Months Ended March 31,
	2020	2019

Net gains and losses recognized during the period	$(389)	$187
Less: Net gains and losses recognized during the period on securities sold	—	—

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(389)	$187

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	—	—	(89)	—	—	—	—	(89)
Recoveries	—	1	44	—	—	2	—	47
Provision	(124)	197	(5)	297	48	419	(57)	775
Ending balance	$347	$853	$220	$1,960	$124	$1,061	$225	$4,790

Individually evaluated for impairment	$98	$—	$1	$13	$—	$266	$—	$378

Collectively evaluated for impairment	$249	$853	$219	$1,947	$124	$795	$225	$4,412

December 31, 2019
Individually evaluated for impairment	$103	$—	$4	$13	$—	$235	$—	$355

Collectively evaluated for impairment	$368	$655	$266	$1,650	$76	$405	$282	$3,702

Three Months Ended
March 31, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	—	—	(106)	—	—	—	—	(106)
Recoveries	—	17	143	2	—	1	—	163
Provision	(57)	(52)	45	(65)	2	20	107	—
Ending balance	$424	$857	$336	$1,863	$40	$558	$652	$4,730

Individually evaluated for impairment	$85	$4	$12	$19	$—	$179	$—	$299

Collectively evaluated for impairment	$339	$853	$324	$1,844	$40	$379	$652	$4,431

Loans
March 31, 2020
Individually evaluated for impairment	$379	$259	$16	$2,272	$—	$2,449		$5,375
Collectively evaluated for impairment	50,104	136,989	34,236	348,365	17,525	213,706		800,925
Acquired with deteriorated credit quality	—	3,953	—	1,116	—	208		5,277
Ending balance	$50,483	$141,201	$34,252	$351,753	$17,525	$216,363		$811,577

December 31, 2019
Individually evaluated for impairment	$924	$259	$17	$2,288	$—	$2,434		$5,922
Collectively evaluated for impairment	56,415	141,583	38,524	323,358	13,411	215,106		788,397
Acquired with deteriorated credit quality	—	6,241	313	733	—	442		7,729
Ending balance	$57,339	$148,083	$38,854	$326,379	$13,411	$217,982		$802,048

The provision for loan losses was $775,000 in the first quarter of 2020, compared to $0 in the same period in the prior year. The first quarter of 2020 provision was deemed prudent due to growth in ChoiceOne’s loan portfolio, loans originated by Lakestone Bank & Trust in the two quarters since the merger with County Bank Corp., and the uncertainty of the future impact of the global coronavirus (COVID-19) pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses.

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

Information regarding the Banks’ credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Risk ratings 1 and 2	$10,977	$14,173	$16,405	$14,920	$11,561	$11,051
Risk rating 3	25,759	27,163	96,714	105,656	293,759	271,120
Risk rating 4	12,906	14,530	27,005	26,152	42,244	39,934
Risk rating 5	462	1,094	804	1,081	1,310	1,332
Risk rating 6	379	379	273	274	2,879	2,942
	$50,483	$57,339	$141,201	$148,083	$351,753	$326,379

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Performing	$34,236	$38,838	$17,525	$13,411	$215,434	$216,651
Nonperforming	—	—	—	—	—	—
Nonaccrual	16	16	—	—	929	1,331
	$34,252	$38,854	$17,525	$13,411	$216,363	$217,982

There were no loans that were considered troubled debt restructurings (“TDRs”) that were modified during the three months ended March 31, 2020 and March 31, 2019. The Banks may agree to modify the terms of a loan in order to improve the Banks’ ability to collect amounts due. These modifications may include reduction of the interest rate, extension of the loan term, or in some cases, reduction of the principal balance.

There were no loans that were considered TDRs as of March 31, 2020 and 2019 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three-month periods ended March 31, 2020 and March 31, 2019 that had been modified during the year prior to the default.

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered troubled debt restructurings (“TDRs”). Further, Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, passed by Congress on March 27, 2020, states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of April 30, 2020, ChoiceOne had granted modifications on approximately 600 loans which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report. ChoiceOne anticipates that additional such modifications will be made in the second quarter of 2020.

Impaired loans by loan category follow:

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2020
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	259	259	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	1,882	1,882	—
Residential real estate	76	76	—
Subtotal	2,217	2,217	—
With an allowance recorded
Agricultural	379	477	98
Commercial and industrial	—	—	—
Consumer	16	17	1
Construction real estate	—	—	—
Commercial real estate	390	403	13
Residential real estate	2,373	2,639	266
Subtotal	3,158	3,536	378
Total
Agricultural	379	477	98
Commercial and industrial	259	259	—
Consumer	16	17	1
Construction real estate	—	—	—
Commercial real estate	2,272	2,285	13
Residential real estate	2,449	2,715	266
Total	$5,375	$5,753	$378

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2019
With no related allowance recorded
Agricultural	$545	$545	$—
Commercial and industrial	259	340	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	1,882	2,471	—
Residential real estate	42	42	—
Subtotal	2,728	3,398	—
With an allowance recorded
Agricultural	379	439	103
Commercial and industrial	—	—	—
Consumer	17	18	4
Construction real estate	—	—	—
Commercial real estate	406	406	13
Residential real estate	2,392	2,460	235
Subtotal	3,194	3,323	355
Total
Agricultural	924	984	103
Commercial and industrial	259	340	—
Consumer	18	18	4
Construction real estate	—	—	—
Commercial real estate	2,287	2,877	13
Residential real estate	2,434	2,502	235
Total	$5,922	$6,721	$355

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2020 and 2019:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months ended March 31, 2020
With no related allowance recorded
Agricultural	$272	$—
Commercial and industrial	259	—
Consumer	—	—
Construction real estate	—	—
Commercial real estate	1,882	—
Residential real estate	59	—
Subtotal	2,472	—
With an allowance recorded
Agricultural	379	—
Commercial and industrial	7	—
Consumer	16	—
Construction real estate	—	—
Commercial real estate	391	7
Residential real estate	2,383	30
Subtotal	3,176	37
Total
Agricultural	651	—
Commercial and industrial	266	—
Consumer	16	—
Construction real estate	—	—
Commercial real estate	2,273	7
Residential real estate	2,442	30
Total	$5,648	$37

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months ended March 31, 2019
With no related allowance recorded
Agricultural	$92	$—
Commercial and industrial	—	—
Consumer	1	—
Construction real estate	—	—
Commercial real estate	73	7
Residential real estate	203	23
Subtotal	369	30
With an allowance recorded
Agricultural	391	—
Commercial and industrial	23	—
Consumer	76	—
Construction real estate	—	—
Commercial real estate	541	—
Residential real estate	2,499	1
Subtotal	3,530	1
Total
Agricultural	483	—
Commercial and industrial	23	—
Consumer	78	—
Construction real estate	—	—
Commercial real estate	613	7
Residential real estate	2,702	24
Total	$3,899	$31

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2020
Agricultural	$—	$—	$379	$379	$50,104	$50,483	$—
Commercial and industrial	56	99	259	414	140,787	141,201	—
Consumer	43	—	—	43	34,209	34,252	—
Commercial real estate	1,268	32	1,882	3,182	348,571	351,753	—
Construction real estate	1,187	—	—	1,187	16,338	17,525	—
Residential real estate	2,152	8	229	2,389	213,974	216,363	—
	$4,706	$139	$2,749	$7,594	$803,983	$811,577	$—

December 31, 2019
Agricultural	$—	$68	$—	$68	$57,271	$57,339	$—
Commercial and industrial	542	15	259	816	147,267	148,083	—
Consumer	121	19	11	151	38,703	38,854	—
Commercial real estate	—	—	1,882	1,882	324,497	326,379	—
Construction real estate	—	—	—	—	13,411	13,411	—
Residential real estate	2,466	582	393	3,441	214,541	217,982	—
	$3,129	$684	$2,545	$6,358	$795,690	$802,048	$—

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Agricultural	$380	$379
Commercial and industrial	694	776
Consumer	16	16
Commercial real estate	2,139	2,185
Construction real estate	—	—
Residential real estate	929	1,331
	$4,158	$4,687

The table below details the outstanding balances of the County Bank Corp. acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	—	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,656)	(1,841)
Carrying balance at acquisition date	$4,616	$385,738	$390,354

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2020 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$185	$1,581	$1,766
Accretion income	—	(50)	(50)
Balance, March 31, 2020	$185	$1,531	$1,716

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2020	2019
Basic
Net income	$3,254	$1,637

Weighted average common shares outstanding	7,247,772	3,618,328

Basic earnings per common shares	$0.45	$0.45

Diluted
Net income	$3,254	$1,637

Weighted average common shares outstanding	7,247,772	3,618,328
Plus dilutive stock options and restricted stock units	14,633	15,720

Weighted average common shares outstanding
and potentially dilutive shares	7,262,405	3,634,048

Diluted earnings per common share	$0.45	$0.45

There were no stock options that were considered to be anti-dilutive to earnings per share as of March 31, 2020. There were 15,000 stock options that were considered to be anti-dilutive to earnings as of March 31, 2019 and were excluded from the calculation above.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020
Assets
Cash and cash equivalents	$45,471	$45,471	$45,471	$—	$—
Equity securities at fair value	2,462	2,462	1,055	—	1,407
Securities available for sale	361,904	361,904	—	349,352	12,552
Federal Home Loan Bank and Federal
Reserve Bank stock	6,470	6,470	—	6,470	—
Loans held for sale	7,385	7,606	—	7,606	—
Loans to other financial institutions	39,421	39,421	—	39,421	—
Loans, net	806,787	805,778	—	—	805,778
Accrued interest receivable	4,682	4,682	—	4,682	—

Liabilities
Noninterest-bearing deposits	283,434	283,434	—	283,434	—
Interest-bearing deposits	889,965	890,779	—	890,779	—
Federal Home Loan Bank advances	23,188	23,204	—	23,204	—
Accrued interest payable	426	426	—	426	—

December 31, 2019
Assets
Cash and due from banks	$59,558	$59,558	$59,558	$—	$—
Equity securities at fair value	2,851	2,851	1,379	—	1,472
Securities available for sale	339,579	339,579	—	327,212	12,367
Federal Home Loan Bank and Federal
Reserve Bank stock	6,458	6,458	—	6,458	—
Loans held for sale	3,095	3,134	—	3,134	—
Loans to other financial institutions	51,048	51,048	—	51,048	—
Loans, net	797,991	793,270	—	—	793,270
Accrued interest receivable	3,965	3,965	—	3,965	—

Liabilities
Noninterest-bearing deposits	287,460	287,460	—	287,460	—
Interest-bearing deposits	867,142	867,154	—	867,154	—
Federal Home Loan Bank advances	33,198	33,243	—	33,243	—
Accrued interest payable	411	411	—	411	—

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about assets and liabilities measured at fair value on a recurring basis and the valuation techniques used to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Banks have the ability to access.

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

There were no liabilities measured at fair value as of March 31, 2020 or December 31, 2019. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - December 31, 2018 March 31, 2020
Equity securities	$1,055	$—	$1,407	$2,462

Investment Securities, Available for Sale - March 31, 2020
U. S. Government and federal agency	$—	$17,129	$—	$17,129
U. S. Treasury notes and bonds	—	2,074	—	2,074
State and municipal	—	178,587	11,552	190,139
Mortgage-backed	—	148,703	—	148,703
Corporate	—	2,859	—	2,859
Trust preferred securities	—	—	1,000	1,000
Total	$—	$349,352	$12,552	$361,904

Equity Securities Held at Fair Value - December 31, 2018 December 31, 2019
Equity securities	$1,379	$—	$1,472	$2,851

Investment Securities, Available for Sale - December 31, 2019
U. S. Government and federal agency	$—	$17,215	$—	$17,215
U. S. Treasury notes and bonds	—	2,008	—	2,008
State and municipal	—	162,557	11,367	173,924
Mortgage-backed	—	142,760	—	142,760
Corporate	—	2,672	—	2,672
Trust preferred securities	—	—	1,000	1,000
Total	$—	$327,212	$12,367	$339,579

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2020	2019
Equity Securities Held at Fair Value
Balance, January 1	$1,472	$886
Total realized and unrealized gains (losses) included in noninterest income	(65)	77
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, March 31	$1,407	$963

Investment Securities, Available for Sale
Balance, January 1	$12,367	$8,498
Total unrealized gains (losses) included in other comprehensive income	185	97
Net purchases, sales, calls, and maturities	—	—
Net transfers into Level 3	—	—
Balance, March 31	$12,552	$8,595

Of the available for sale Level 3 assets that were held by ChoiceOne at March 31, 2020, the net unrealized gain as of March 31, 2020 was $571,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet.

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets primarily consist of bonds issued by local municipalities and common and preferred equity securities of community banks. ChoiceOne estimates the fair value of these bonds and equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2020	$5,375	$—	$—	$5,375
December 31, 2019	$5,922	$—	$—	$5,922

Other Real Estate
March 31, 2020	$926	$—	$—	$926
December 31, 2019	$929	$—	$—	$929

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

Service Charges and Fees on Deposit Accounts

Revenue includes charges and fees to provide account maintenance, overdraft services, wire transfers, funds transfer, and other deposit-related services.  Account maintenance fees such as monthly service charges are recognized over the period of time that the service is provided.  Transaction fees such as wire transfer charges are recognized when the service is provided to the customer.

Interchange Income

Revenue includes debit card interchange and network revenues.  This revenue is earned on debit card transactions that are conducted through payment networks such as MasterCard. The revenue is recorded as services are delivered and is presented net of interchange expenses.

Investment Commission Income

Revenue includes fees from the investment management advisory services and revenue is recognized when services are rendered.  Revenue also includes commissions received from the placement of brokerage transactions for purchase or sale of stocks or other investments. Commission income is recognized when the transaction has been completed.

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019

Service charges and fees on deposit accounts	$1,009	$628
Interchange income	836	405
Investment commission income	119	50
Trust fee income	170	—
Other charges and fees for customer services	147	63
Noninterest income from contracts with customers within the scope of ASC 606	2,282	1,146
Noninterest income within the scope of other GAAP topics	1,818	612
Total noninterest income	$4,099	$1,758

NOTE 8 – BUSINESS COMBINATION

On January 6, 2020, ChoiceOne entered into an Agreement and Plan of Merger with Community Shores Bank Corporation (“Community Shores”), the holding company for Community Shores Bank.  Under the terms of the merger agreement, Community Shores will be merged with and into ChoiceOne, with ChoiceOne as the surviving corporation.  Completion of the merger is subject to receipt of shareholder approval of Community Shores, receipt of regulatory approval, and the satisfaction of other customary closing conditions.  Management expects the merger to become effective in the second half of 2020.  As of December 31, 2019, Community Shores had total assets of approximately $202 million, total loans of approximately $154 million, and total deposits of approximately $181 million.

ChoiceOne completed the merger of County Bank Corp (“County”) with and into ChoiceOne effective on October 1, 2019. County had 14 branch offices and one loan production office as of the date of the merger. Total assets of County as of October 1, 2019 were $673 million, including total loans of $424 million. Deposits garnered in the merger, the majority of which were core deposits, totaled $574 million. The results of operations as a result of the merger have been included in ChoiceOne’s results since the effective date of the merger. As consideration in the merger, ChoiceOne issued 3,603,872 shares of ChoiceOne common stock, which was net of 299 fractional shares not issued, with an approximate value of $108 million. ChoiceOne recorded a preliminary deposit based intangible of $6.4 million and goodwill of $39.1 million. While ChoiceOne believes the majority of the business combination and purchase accounting activity is complete, it is expected there will be minor adjustments in the normal course within the allotted GAAP adjustment period. Measurement period adjustments of $502,000 for deferred taxes and $238,000 for loan fair values were recorded during the first quarter of 2020 as acquisition date estimates for these amounts were finalized. Purchase accounting activity still being analyzed primarily includes certain tax implications. In the first quarter of 2020, the balances of Federal Reserve Bank stock, loan mark-to-market fair values, and deferred taxes were adjusted.

The table below presents the allocation of purchase price for the merger with County (dollars in thousands):

Net assets acquired:
Cash and cash equivalents	20,638
Equity securities at fair value	474
Securities available for sale	187,230
Federal Home Loan Bank and Federal Reserve Bank stock	2,915
Loans to other financial institutions	33,481
Originated loans	390,116
Premises and equipment	9,271
Other real estate owned	1,364
Deposit based intangible	6,359
Bank owned life insurance	16,912
Other assets	4,002
Total assets	672,762

Non-interest bearing deposits	124,113
Interest bearing deposits	449,488
Total deposits	573,601
Federal funds purchased	3,800
Advances from Federal Home Loan Bank	23,000
Other liabilities	3,282
Total liabilities	603,683

Net assets acquired	69,079

Goodwill	$38,866

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiaries ChoiceOne Bank and Lakestone Bank & Trust, ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc., and Lakestone Bank and Trust's wholly-owned subsidiary, Lakestone Financial Services, Inc. This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue”, “future”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking.  Examples of forward-looking statements also include, but are not limited to, statements related to risks and uncertainties related to, and the impact of, the global coronavirus (COVID-19) pandemic on the businesses, financial condition and results of operations of ChoiceOne and its customers and statements regarding the outlook and expectations of ChoiceOne and Community Shores Bank Corporation (“Community Shores”) with respect to their planned merger, the strategic benefits and financial benefits of the merger, including the expected impact of the transaction on the combined company’s future financial performance (including anticipated accretion to earnings per share, cost savings, the tangible book value earn-back period and other operating and return metrics), and the timing of the closing of the transaction.  All of the information concerning interest rate sensitivity is forward-looking.  All statements with references to future time periods are forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.  Such risks, uncertainties, and assumptions with respect to the pending acquisition of Community Shores include, among others, the following:

●	The impact of the global coronavirus (COVID-19) pandemic;

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

The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers. The ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Summary

Net income for the first quarter of 2020 was $3,254,000, which represented an increase of $1,617,000 or 99% compared to the first quarter period in 2019. Growth in the first quarter of 2020 compared to the same period in the prior year resulted from the inclusion of County Bank Corp.’s (“County”) results due to the merger with County Bank Corp. ("County") that was effective on October 1, 2019. Noninterest expense was impacted by $302,000 and $238,000 in the first quarters of 2020 and 2019, respectively, by costs related to the merger with County and the pending merger with Community Shores Bank Corporation. Net income, adjusted to exclude tax-effected merger expenses, would have been $3,536,000 in the first quarter of 2020 compared to $1,860,000 in the first quarter of 2019.

Basic and diluted earnings per common share were both $0.45 for the first quarter of 2020 compared to $0.45 for both in the same period in 2019.  Basic and diluted earnings per common share, adjusted to exclude the tax-effected merger expenses, would have been $0.49 in the first quarter of 2020 compared to $0.51 in the first quarter of the prior year.  The return on average assets and return on average shareholders’ equity percentages were 0.93% and 6.60%, respectively, for the first quarter of 2020, compared to 0.98% and 8.03%, respectively, for the same period in 2019.

Net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger expenses are non-GAAP financial measures.  Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measures.

The Cornonavirus (COVID-19) Outbreak

The coronavirus outbreak (COVID-19) was declared a pandemic by the World Health Organization in March 2020. Since first being reported in China, the coronavirus has spread globally, including in the United States. The coronavirus has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and severe effects on national and local economies.

COVID-19 has already had numerous effects on ChoiceOne. To protect the health of customers, employees, and others in its communities, ChoiceOne has closed the lobbies of its branches. ChoiceOne continues to provide its full scope of services to its customers through drive-up branch service, in-person meetings by appointment, and mobile banking.

COVID-19 has also affected ChoiceOne's customers. Although there were no material increases in delinquencies or net charge-offs in the first quarter of 2020, ChoiceOne increased its provision for loan losses by $775,000 in anticipation of an expected increase in levels of delinquencies and loan losses related to the impact of COVID-19. Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19 and has granted payment deferral on numerous loans to borrowers affected by the pandemic.

In addition, ChoiceOne processed over $100 million in Paycheck Protection Program ("PPP") loans through April 30, 2020. PPP loans carry a fixed rate of 1.00% and a term of two years, with payments deferred for the first six months of the loan. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The loans are 100% guaranteed by the Small Business Administration ("SBA"). The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. ChoiceOne has continued to process PPP loans in the second quarter of 2020.

Dividends

Cash dividends of $1,449,000 or $0.20 per share were declared in the first quarter of 2020, compared to $724,000 or $0.20 per share in the first quarter of 2019.  The cash dividend payout percentage was 45% for the first three months of 2020, compared to 44% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2020 and 2019.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$830,107	$10,081	4.86%	$425,144	$5,283	4.97%
Taxable securities (2)	239,104	1,857	3.11	117,438	760	2.59
Nontaxable securities (1)	113,130	467	1.65	55,297	468	3.38
Other	54,451	194	1.43	10,603	68	2.57
Interest-earning assets	1,236,792	12,599	4.07	608,482	6,579	4.32
Noninterest-earning assets	170,324			59,204
Total assets	$1,407,116			$667,686

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$502,240	$656	0.52%	$219,354	$268	0.49%
Savings deposits	213,108	40	0.08	74,480	9	0.05
Certificates of deposit	179,076	689	1.54	124,045	574	1.85
Advances from Federal Home Loan Bank	24,842	136	2.19	17,396	116	2.66
Other	2,114	2	0.34	1,917	14	2.95
Interest-bearing liabilities	921,380	1,523	0.66	437,192	981	0.90
Demand deposits	279,905			147,882
Other noninterest-bearing liabilities	8,719			1,114
Total liabilities	1,210,004			586,188
Shareholders’ equity	197,112			81,498
Total liabilities and
shareholders’ equity	$1,407,116			$667,686

Net interest income (tax-equivalent basis) - interest spread		11,076	3.42%		5,598	3.42%
Tax-equivalent adjustment (1)		(105)			(102)
Net interest income		$10,971			$5,496
Net interest income as a percentage of interest-earning assets (tax-equivalent basis)			3.58%			3.68%

(1)

Adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21%.  The presentation of these measures on a tax-equivalent basis is not in accordance with GAAP, but is customary in the banking industry.  These non-GAAP measures ensure comparability with respect to both taxable and tax-exempt loans and securities.

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)	2020 Over 2019
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$4,798	$5,620	$(822)
Taxable securities	1,097	919	178
Nontaxable securities (2)	(1)	1,287	(1,288)
Other	126	333	(207)
Net change in interest income	6,020	8,159	(2,139)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	388	368	20
Savings deposits	31	24	7
Certificates of deposit	115	644	(529)
Advances from Federal Home Loan Bank	20	132	(112)
Other	(12)	9	(21)
Net change in interest expense	542	1,177	(635)
Net change in tax-equivalent net interest income	$5,478	$6,982	$(1,504)

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

Net Interest Income

Tax-equivalent net interest income increased $5,478,000 in the first three months of 2020 compared to the same period in 2019. The benefit from growth that primarily resulted from the merger with County that was effective on October 1, 2019 was partially offset by a reduction in ChoiceOne’s net interest margin. Net interest income as a percentage of interest-earning assets on a tax-equivalent basis declined by 10 basis points from 3.68% in the first quarter of 2019 to 3.58% in the same quarter in 2020, which had a $1,504,000 negative impact on tax-equivalent net interest income in the first quarter of 2020 compared to the same period in the prior year.

The average balance of loans increased $405.0 million in the first quarter of 2020 compared to the same period in 2019, the majority of which was due to loans from Lakestone Bank & Trust that were included in the first quarter of 2020. The average balance in all loan categories, including loans to other financial institutions, were higher in 2020 than in 2019 as a result of the merger with County that was effective on October 1, 2019. The increase in the average loans balance was partially offset by an 11 basis points decline in the average rate earned. Part of the decrease was caused by short-term market interest rates which were reduced 150 basis points by the Federal Open Market Committee in March 2020. The combination of these factors caused tax-equivalent interest income from loans to increase $4,798,000 in the first quarter of 2020 compared to the same period in the prior year. The average balance of total securities increased $179.5 million in the first quarter of 2020 compared to the same period in 2019. The increase in the securities portfolio resulted from ChoiceOne’s desire to supplement growth in earning assets. Various securities totaling $30.0 million were purchased in the first three months of 2020 offset by approximately $6.5 million called or matured during that same time period. The effect of the average balance growth, partially offset by a combined 20 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $1,096,000 in the first quarter of 2020 compared to the same quarter in 2019. Growth in other interest-earning assets as a result of the merger with County caused interest income to grow $126,000 in the first three months of 2020 compared to the same period in the prior year.

The average balance in all interest-bearing liabilities categories were higher in the first quarter of 2020 compared to the same period in 2019 as a result of the merger with County that was effective on October 1, 2019. Growth of $282.9 million in the average balance of interest-bearing demand deposits and a 3 basis point increase in the average rate paid caused interest expense to be $388,000 higher in the first three months of 2020 compared to the first three months of the prior year. The average balance of certificates of deposit was up $55.0 million in the first quarter of 2020 compared to the same period in 2019. The growth was partially offset by a reduction of 31 basis points in the average rate paid on certificates which caused interest expense to increase $115,000 in the first quarter of 2020 compared to the same period in 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $775,000 in the first quarter of 2020, compared to $0 in the same period in the prior year. The first quarter of 2020 provision was deemed prudent due to growth in ChoiceOne’s loan portfolio, loans originated by Lakestone Bank & Trust in the two quarters since the merger with County, and the economic impact on ChoiceOne's local market areas and the national economy resulting from the COVID-19 pandemic. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses. Nonperforming loans were $6.1 million as of March 31, 2020, compared to $6.4 million as of December 31, 2019 and $3.7 million as of March 31, 2019. The allowance for loan losses was 0.59% of total loans at March 31, 2020, compared to 0.51% at December 31, 2019 and 1.18% at March 31, 2019. Loans acquired in the merger with County were recorded at fair value and as a result do not an allowance for loan losses allocated to them. The credit mark remaining on the acquired portfolio in addition to the allowance would have represented 1.16% of total loans at March 31, 2020.

Charge-offs and recoveries for respective loan categories for the three months ended March 31 were as follows:

(Dollars in thousands)	2020		2019
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	—	1	—	17
Consumer	89	44	106	143
Commercial real estate	—	—	—	2
Construction real estate	—	—	—	—
Residential real estate	—	2	—	1
	$89	$47	$106	$163

Net charge-offs were $42,000 in the first quarter of 2020, compared to net recoveries of $57,000 during the same time period in 2019. Net charge-offs on an annualized basis as a percentage of average loans were 0.02% in the first three months of 2020 compared to annualized net recoveries of 0.05% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that COVID-19 will also have a significant impact in the remainder of 2020 and beyond. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact of COVID-19 on ChoiceOne. Management processed approximately 600 payment deferrals for business and retail borrowers beginning in March 2020 through April 30, 2020. During its analysis ChoiceOne considered concentration risk in industries more effected by COVID-19. We noted Accommodation and Food Services loans and Construction loans were each less than 10% of commercial loans and Health Care and Social Assistance loans were slightly more than 10% of commercial loans. We will continue to monitor concentrations as part of our analysis on an ongoing basis. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2020 and the impact of COVID-19 becomes more apparent, the provision and allowance for loan losses will be reviewed by ChoiceOne's management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $2,341,000 in the first quarter of 2020 compared to the same period in 2019.  Customer service charges, insurance and investment commissions, gains on sales of loans, earnings on life insurance policies, and other noninterest income grew as a result of the merger with County that was effective on October 1, 2019.  Gains on sales of loans were also impacted by lower interest rates for residential real estate loans in 2020 than in 2019, which caused loan refinancing origination activity to grow significantly.  Trust income was a result of activity from trust services provided by Lakestone Bank & Trust.  The decline in the market value of equity securities held by ChoiceOne in the first quarter of 2020 in contrast to the increase in the same period in the prior year was primarily due to a decline in the stock market in early 2020.

Noninterest Expense

Total noninterest expense increased $5,082,000 in the first quarter of 2020 compared to the same period in 2019.  All expense categories grew as a result of the merger with County that was effective on October 1, 2019. The merger impact on salaries and benefits expense was partially offset in the first three month of 2020 by retirements and certain other staffing reductions. Data processing expense included some costs in the first quarter of 2020 related to the consolidation of the core processing systems of the banks scheduled for the second quarter of 2020. Merger-related expenses in the first quarters of 2020 and 2019 were primarily contained in professional fees, which contributed to the increase in expense in the first three months of 2020 compared to the same period in the prior year. The intangible amortization expense in 2020 represented the amortization of the core deposit intangible that resulted from the merger.  The FDIC insurance expense in 2020 occurred as a result of the Banks’ FDIC credit balances being used up in the first quarter of 2020.

Income Tax Expense

Income tax expense was $625,000 in the first quarter of 2020 compared to $283,000 for the same period in 2019.  The increase was due to a higher level of income before income tax.  The effective tax rate was 16.1% for the first quarter of 2020 and 14.7% for the first quarter of 2019. The higher effective tax rate in the first quarter of 2020 was primarily due to tax-exempt interest income comprising a smaller percentage of total interest income in 2020 than in same period in the prior year.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $22.3 million from December 31, 2019 to March 31, 2020.  The increase in the securities portfolio resulted from ChoiceOne’s desire to supplement growth in earning assets.  Various securities totaling $30.0 million were purchased in the first three months of 2020 offset by approximately $6.5 million called or matured during that same time period.  Principal repayments on securities totaled $3.1 million in the first three months of 2020.

Loans

Loans to other financial institutions were $11.6 million lower at March 31, 2020 than at December 31, 2019.  The decrease was due to normal fluctuations in funding needs of the Banks’ participating bank.  Loans excluding loans held for sale and loans to other financial institutions grew $9.5 million from December 31, 2019 to March 31, 2020.  Growth of $25.5 million in commercial real estate loans and $4.1 million in construction real estate loans were offset by declines of $6.9 million, $6.9 million, $4.6 million, and $1.6 million in agricultural loans, commercial and industrial loans, consumer loans, and residential real estate loans, respectively.  The decrease in agricultural loans was primarily due to seasonal pay downs by borrowers.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $5.4 million at March 31, 2020, compared to $5.9 million as of December 31, 2019.  The change was primarily comprised of a decrease of $545,000 in impaired agricultural loans in the first quarter of 2020.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2020	2019
Loans accounted for on a nonaccrual basis	$4,158	$4,687
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—
Loans defined as “troubled debt restructurings” which are not included above	1,897	1,726
Total	$6,055	$6,413

The decline in the nonaccrual loans balance in the first quarter of 2020 was primarily due to a $402,000 reduction in nonaccrual residential real estate loans.  Approximately 96% of the balance of loans considered troubled debt restructurings were performing according to their restructured terms as of March 31, 2020.  Management believes the allowance allocated to its nonperforming loans is sufficient at March 31, 2020.

The provision for loan losses was $775,000 in the first quarter of 2020, compared to $0 in the same period in the prior year. The first quarter of 2020 provision was deemed prudent due to growth in ChoiceOne’s loan portfolio, loans originated by Lakestone Bank & Trust in the two quarters since the merger with County, and the uncertainty of the future impact of the global coronavirus (COVID-19) pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses.

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered troubled debt restructurings (“TDRs”). Further, Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, passed by Congress on March 27, 2020, states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of April 30, 2020, ChoiceOne had granted modifications on approximately 600 loans, which in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report. ChoiceOne anticipates that additional such modifications will be made in the second quarter of 2020.

Goodwill

ChoiceOne evaluates goodwill annually for impairment. Management performed its annual qualitative assessment of goodwill as of June 30, 2019 and it was determined at that time that it was more likely than not that ChoiceOne’s goodwill was not impaired. As a result of the impact of the emergence of the COVID-19 pandemic in the first quarter of 2020, management believed it was prudent to perform an interim qualitative assessment as of March 31, 2020. As part of the assessment, management considered the potential impact of COVID-19 upon its future period income statements. Although ChoiceOne has not experienced significant worsening of asset quality as of March 31, 2020, COVID-19 may have an impact on the ability of ChoiceOne’s borrowers to comply with loan terms in future periods. ChoiceOne’s borrowers have been and will continue to be assisted by ChoiceOne’s deferral of loan payments for numerous borrowers beginning in March 2020 and by ChoiceOne’s participation in the Paycheck Protection Program, which provided low interest rate loans to ChoiceOne’s borrowers. Recent reductions in short-term and long-term interest rates may have a negative impact on ChoiceOne’s net interest income in future quarters. Management believes that this may be offset in part by the loan interest and fee income generated by ChoiceOne’s participation in the Paycheck Protection Program. Relatively low interest rates for residential mortgage loans have contributed to significant mortgage loan originations and related fee income in the first quarter of 2020 and this may continue in future quarters. Based on its review of the factors listed above and other related criteria such as the market value of ChoiceOne’s common stock, management did not believe that COVID-19 has a caused a permanent deterioration in the fundamental value of ChoiceOne. As a result, ChoiceOne believed that it was more likely than not that the fair value of ChoiceOne’s equity exceeded the carrying value as of March 31, 2020 and there was no further quantitative assessment necessary. If COVID-19 causes a prolonged economic downturn, ChoiceOne may perform additional interim assessments of its goodwill balance in future periods.

 Deposits and Borrowings

Total deposits increased $18.8 million in the first quarter of 2020.  Checking and savings deposits increased $2.6 million, while certificates of deposit grew $16.2 million in the first three months of 2020.  The change in checking and savings accounts was primarily due to seasonal fluctuations for ChoiceOne’s depositors.  The change in the balance of certificates of deposit was comprised of growth in local certificates of $5.9 million and in brokered certificates of $10.3 million.

A decrease of $10.0 million in Federal Home Loan Bank advances in the first quarter of 2020 represented a normal fluctuation in ChoiceOne’s funding. ChoiceOne expects to use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs in the remainder of 2020. ChoiceOne may also participate in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility in future quarters to assist with the funding of ChoiceOne’s loans originated as part of the Paycheck Protection Program. The Paycheck Protection Program Liquidity Facility will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value.

Shareholders' Equity

Total shareholders' equity increased $3.7 million from December 31, 2019 to March 31, 2020. Other comprehensive income of $1.7 million resulted from improvement in the market value of ChoiceOne’s available for sale securities. The improvement was caused by a reduction in general market interest rates in the first quarter of 2020. Net income for the first quarter of 2020, net of cash dividends declared, also contributed $1.8 million to the equity balance growth.

Regulatory Capital Requirements

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$139,138	14.4%	$77,510	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk
weighted assets)	134,355	13.9	43,599	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	134,355	13.9	58,133	6.0	N/A	N/A
Tier 1 capital (to average assets)	134,355	9.9	54,199	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$70,475	12.8%	$44,007	8.0%	55,009	10.0%
Common equity Tier 1 capital (to risk
weighted assets)	65,912	12.0	24,754	4.5	35,756	6.5
Tier 1 capital (to risk weighted assets)	65,912	12.0	33,005	6.0	44,007	8.0
Tier 1 capital (to average assets)	65,912	9.9	26,613	4.0	33,266	5.0

Lakestone Bank & Trust
Total capital (to risk weighted assets)	$67,225	16.2%	$33,257	8.0%	41,571	10.0%
Common equity Tier 1 capital (to risk
weighted assets)	66,936	16.1	18,707	4.5	27,021	6.5
Tier 1 capital (to risk weighted assets)	66,936	16.1	24,943	6.0	33,257	8.0
Tier 1 capital (to average assets)	66,936	9.8	27,456	4.0	34,320	5.0

December 31, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$135,836	14.2%	$76,288	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk
weighted assets)	131,785	13.8	42,912	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	131,785	13.8	57,216	6.0	N/A	N/A
Tier 1 capital (to average assets)	131,785	9.6	54,646	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$69,412	13.2%	$42,039	8.0%	$52,549	10.0%
Common equity Tier 1 capital (to risk
weighted assets)	65,362	12.4	23,647	4.5	34,157	6.5
Tier 1 capital (to risk weighted assets)	65,362	12.4	31,530	6.0	42,039	8.0
Tier 1 capital (to average assets)	65,362	10.0	26,179	4.0	32,724	5.0

Lakestone Bank & Trust
Total capital (to risk weighted assets)	$63,885	15.0%	$34,056	8.0%	$42,570	10.0%
Common equity Tier 1 capital (to risk
weighted assets)	63,885	15.0	19,156	4.5	27,670	6.5
Tier 1 capital (to risk weighted assets)	63,885	15.0	25,542	6.0	34,056	8.0
Tier 1 capital (to average assets)	63,885	9.0	28,338	4.0	35,423	5.0

Management reviews the capital levels of ChoiceOne and the Banks on a regular basis. The Board of Directors (the “Board”) and management believe that the capital levels as of March 31, 2020 are adequate for the foreseeable future. The Board’s determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2020 compared to net cash of $0.7 million provided in the same period a year ago. The change was primarily due to a $3.0 million larger decrease in other assets in the first quarter of 2020 than in the same period in the prior year. Net cash used in investing activities was $19.0 million for the first three months of 2020 compared to $1.0 million in the same period in 2019. Securities purchases net of securities maturing, prepaid, or called was $20.1 million higher in the first quarter of 2020 than in the first quarter of the prior year. Net cash from financing activities was $7.4 million in the three months ended March 31, 2020, compared to $3.1 million used in the same period in the prior year. Higher growth of $31.4 million in deposits in the first quarter of 2020 was partially offset by a larger decline in wholesale funding in the same period compared to the first quarter of 2019.

Management believes that the current level of liquidity is sufficient to meet the Banks’ normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, and advances available from the Federal Home Loan Bank. The Banks also have secured lines of credit available from the Federal Reserve Bank.

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

A reconciliation of these non-GAAP financial measures follows:

Non-GAAP Reconciliation

(Unaudited)

The non-GAAP measures presented in the table below reflect the adjustments of the reported U.S. GAAP results for significant items that management does not believe are reflective of ChoiceOne’s current and ongoing operations.

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2020	2019

Income before income tax	$3,879	$1,920
Adjustment for pre-tax merger expenses	302	238
Adjusted income before income tax	$4,181	$2,158

Income tax expense	$625	$283
Tax impact of adjustment for pre-tax merger expenses	20	15
Adjusted income tax expense	$645	$298

Net income	$3,254	$1,637
Adjustment for pre-tax merger expenses, net of tax impact	282	223
Adjusted net income	$3,536	$1,860

Basic earnings per share	$0.45	$0.45
Effect of merger expenses, net of tax impact	0.04	0.06
Adjusted basic earnings per share	$0.49	$0.51

Diluted earnings per share	$0.45	$0.45
Effect of merger expenses, net of tax impact	0.04	0.06
Adjusted diluted earnings per share	$0.49	$0.51

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2020. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or the Banks is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business. In the belief of management, pending or current legal proceedings should not have a material effect on the consolidated financial condition of ChoiceOne.

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019. As of the date of this report, ChoiceOne believes that the following risk factor related to the impact of COVID19 also applies to ChoiceOne.

The global coronavirus outbreak (COVID-19) could adversely affect the business and results of operations of ChoiceOne.

The coronavirus outbreak (COVID-19) was declared a pandemic by the World Health Organization in March 2020. Since first being reported in China, the coronavirus has spread globally, including in the United States. The coronavirus has had a substantial impact on numerous aspects of life in the United States, including threats to public health, increased volatility in markets, and severe effects on national and local economies.

In response to the coronavirus outbreak, many state and local governments have instituted emergency restrictions that have substantially limited the activities of individuals and the operations of businesses and industries. In Michigan, Governor Gretchen Whitmer issued a “stay home, stay safe” executive order effective March 24, 2020, which required residents to remain at home "to the maximum extent feasible" and prohibited in person work that "is not necessary to sustain or protect life." Pursuant to the order, no person or entity was permitted to operate a business that required workers to leave their homes except to the extent that those workers were necessary (i) to conduct minimum basic operations or (ii) to sustain or protect life. On April 9, 2020 the Governor issued a revised executive order, which was effective through April 30, 2020. This revised executive order further limited travel, provided guidance regarding the definition of critical infrastructure workers, placed additional requirements on businesses remaining open including limiting goods that can be sold by retailers and implementing social distancing practices, and incorporated guidance issued under the earlier order. On April 24, 2020 and May 7, 2020, the Governor issued additional executive orders, with limited modifications to relax certain restrictions. The current "stay home, stay safe" order is effective through May 28, 2020. The Governor has also issued numerous other executive orders in connection with COVID-19 limiting or otherwise affecting the activities of certain individuals, businesses, and industries. It is possible that the Governor will issue one or more additional executive orders extending the existing orders or imposing additional restrictions on the activities of individuals or businesses. The Governor's executive orders, along with social distancing guidance issued by the federal government and the Centers for Disease Control and Prevention, have substantially affected many different types of businesses and have resulted in the temporary or permanent closing of businesses and significant layoffs and furloughs throughout Michigan and the United States generally.

The ultimate effect of the coronavirus outbreak on the business of ChoiceOne will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the outbreak will last, or when restrictions on individuals and businesses, such as Michigan’s “stay home, stay safe” executive orders, will be lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of the outbreak and additional actions may be taken by federal, state, and local governments to contain the coronavirus or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the coronavirus outbreak, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the coronavirus outbreak and the actions taken to contain it or reduce its impact, ChoiceOne may experience changes in the value of collateral securing outstanding loans and reductions in the credit quality of borrowers and inability of borrowers to repay loans in accordance with their terms. These and similar factors and events may have substantial negative effects on ChoiceOne, and on its customers, stock price, financial condition, and results of operations. The effects of the coronavirus may also adversely affect the timing of completion of ChoiceOne's pending merger with Community Shores, and could delay efforts to integrate the businesses of ChoiceOne and Community Shores or make those efforts more difficult or more costly.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2020, ChoiceOne issued 1,900 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $61,000. On January 23, 2020, ChoiceOne issued 715 shares of common stock, without par value, to the directors of ChoiceOne pursuant to the Directors’ Stock Purchase Plan for an aggregate cash price of $22,000. ChoiceOne relied on the exemption contained in Section 4(a)(5) of the Securities Act of 1933 in connection with these sales.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the first quarter of 2020.

Item 5. Other Information

None.

Item 6.  Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

2.1	Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and County Bank Corp dated March 22, 2019. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed March 25, 2019. Here incorporated by reference.

2.2	Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and Community Shores Bank Corporation dated January 6, 2020. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed January 6, 2020. Here incorporated by reference.

3.1	Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to ChoiceOne’s Form 8-A filed February 4, 2020. Here incorporated by reference.

3.2	Bylaws of ChoiceOne axs currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed October 1, 2019. Here incorporated by reference.
4.1	Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.1	Interactive Data File.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 11, 2020	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)