Form 10-Q
period 2020-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2020-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the Registrant had outstanding 7,787,332 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2020	2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$66,541	$59,308
Time deposits in other financial institutions	250	250
Cash and cash equivalents	66,791	59,558

Equity securities at fair value (Note 2)	2,905	2,851
Securities available for sale (Note 2)	372,525	339,579
Federal Home Loan Bank stock	3,524	3,524
Federal Reserve Bank stock	2,947	2,934
Loans held for sale	10,860	3,095
Loans to other financial institutions	49,895	51,048
Loans (Note 3)	907,993	802,048
Allowance for loan losses (Note 3)	(5,750)	(4,057)
Loans, net	902,243	797,991

Premises and equipment, net	23,779	24,265
Other real estate owned, net	854	929
Cash value of life insurance policies	32,363	31,979
Goodwill	52,593	52,870
Core deposit intangible	5,299	6,006
Other assets	18,501	9,499
Total assets	$1,545,079	$1,386,128

Liabilities
Deposits – noninterest-bearing	$392,086	$287,460
Deposits – interest-bearing	932,222	867,142
Total deposits	1,324,308	1,154,602

Borrowings	10,179	33,198
Other liabilities	7,969	6,189
Total liabilities	1,342,456	1,193,989

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,261,605 at June 30, 2020 and 7,245,088 at December 31, 2019	162,862	162,610
Retained earnings	32,835	28,051
Accumulated other comprehensive income, net	6,926	1,478
Total shareholders’ equity	202,623	192,139
Total liabilities and shareholders’ equity	$1,545,079	$1,386,128

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$10,821	$5,390	$21,063	$10,670
Securities:
Taxable	1,557	767	3,414	1,527
Tax exempt	478	358	846	727
Other	7	39	201	107
Total interest income	12,863	6,554	25,524	13,031

Interest expense
Deposits	898	924	2,283	1,775
Advances from Federal Home Loan Bank	81	115	217	230
Other	5	14	7	29
Total interest expense	984	1,053	2,507	2,034

Net interest income	11,879	5,501	23,017	10,997
Provision for loan losses	1,000	-	1,775	-
Net interest income after provision for loan losses	10,879	5,501	21,242	10,997

Noninterest income
Customer service charges	1,402	1,148	3,247	2,181
Insurance and investment commissions	153	74	279	137
Gains on sales of loans	2,996	489	4,739	735
Net gains on sales of securities	1,341	2	1,343	3
Net gains on sales and write-downs of other assets	3	2	5	15
Earnings on life insurance policies	192	95	384	191
Trust income	202	-	372	-
Change in market value of equity securities	443	80	54	266
Other	19	139	260	258
Total noninterest income	6,751	2,029	10,683	3,786

Noninterest expense
Salaries and benefits	6,359	2,870	11,487	5,647
Occupancy and equipment	1,359	741	2,629	1,512
Data processing	1,568	582	3,052	1,138
Professional fees	914	678	1,676	1,195
Supplies and postage	282	75	507	175
Advertising and promotional	144	108	292	152
Intangible amortization	354	-	707	-
FDIC insurance	69	45	137	88
Other	1,101	663	2,079	1,189
Total noninterest expense	12,150	5,762	22,566	11,096

Income before income tax	5,480	1,768	9,359	3,687
Income tax expense	1,050	281	1,675	564

Net income	$4,430	$1,487	$7,684	$3,123

Basic earnings per share (Note 4)	$0.61	$0.41	$1.06	$0.86
Diluted earnings per share (Note 4)	$0.61	$0.41	$1.06	$0.86
Dividends declared per share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2020	2019	2020	2019
Net income	$4,430	$1,487	$7,684	$3,123

Other comprehensive income:
Changes in net unrealized gains on investment securities available for sale, net of tax expense of $1,272 and $549 for the three months ended June 30, 2020 and June 30, 2019, respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense of $1,730 and $872 for the six months ended June 30, 2020 and June 30, 2019, respectively	4,785	2,067	6,509	3,282

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $281 and $0 for the three months ended June 30, 2020 and June 30, 2019, respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $282 and $1 for the six months ended June 30, 2020 and June 30, 2019, respectively	(1,060)	(1)	(1,061)	(2)

Other comprehensive income, net of tax	3,725	2,066	5,448	3,280

Comprehensive income	$8,155	$3,553	$13,132	$6,403

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended June 30

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, April 1, 2019	3,619,510	$54,621	$27,598	$482	$82,701

Net income			1,487		1,487
Other comprehensive income				2,066	2,066
Shares issued	3,253	12			12
Effect of employee stock purchases		3			3
Stock options exercised and issued (1)	3,390	46			46
Stock-based compensation expense		64			64
Restricted stock units issued	6,764	10			10
Cash dividends declared ($0.20 per share)			(726)		(726)

Balance, June 30, 2019	3,632,917	$54,756	$28,359	$2,548	$85,663

Balance, April 1, 2020	7,249,533	$162,745	$29,856	$3,201	$195,802

Net income			4,430		4,430
Other comprehensive income				3,725	3,725
Shares issued	5,466	55			55
Effect of employee stock purchases		3			3
Stock options exercised and issued (1)	6,241	9			9
Stock-based compensation expense		50			50
Restricted stock units issued	365				-
Cash dividends declared ($0.20 per share)			(1,451)		(1,451)

Balance, June 30, 2020	7,261,605	$162,862	$32,835	$6,926	$202,623

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			3,123		3,123
Other comprehensive income				3,280	3,280
Shares issued	5,257	59			59
Effect of employee stock purchases		7			7
Stock options exercised and issued (1)	3,390	46			46
Stock-based compensation expense		121			121
Restricted stock units issued	7,787				-
Cash dividends declared ($0.40 per share)			(1,450)		(1,450)

Balance, June 30, 2019	3,632,917	$54,756	$28,359	$2,548	$85,663

Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			7,684		7,684
Other comprehensive income				5,448	5,448
Shares issued	9,122	161			161
Effect of employee stock purchases		7			7
Stock options exercised and issued (1)	7,030	9			9
Stock-based compensation expense		75			75
Restricted stock units issued	365				-
Cash dividends declared ($0.40 per share)			(2,900)		(2,900)

Balance, June 30, 2020	7,261,605	$162,862	$32,835	$6,926	$202,623

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,684	$3,123
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,775	-
Depreciation	1,386	700
Amortization	2,021	445
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	183	145
Net gains on sales of securities	(1,343)	(3)
Net change in market value of equity securities	(54)	(266)
Gains on sales of loans	(4,739)	(735)
Loans originated for sale	(101,844)	(11,166)
Proceeds from loan sales	97,601	10,110
Earnings on bank-owned life insurance	(384)	(191)
(Gains)/losses on sales of other real estate owned	(3)	(15)
Proceeds from sales of other real estate owned	139	104
Costs capitalized to other real estate	(19)	-
Deferred federal income tax (benefit)/expense	(307)	94
Net change in:
Other assets	(8,564)	160
Other liabilities	1,169	(49)
Net cash (used in)/provided by operating activities	(5,299)	2,456

Cash flows from investing activities:
Sales of securities available for sale	92,979	-
Maturities, prepayments and calls of securities available for sale	26,635	17,581
Purchases of securities available for sale	(144,856)	(9,755)
Purchase of Federal Reserve Bank stock	-	(1)
Loan originations and payments, net	(105,154)	3,457
Additions to premises and equipment	(928)	(323)
Net cash (used in)/provided by investing activities	(131,324)	10,959

Cash flows from financing activities:
Net change in deposits	169,706	(15,239)
Net change in fed funds purchased	-	(2,800)
Proceeds from borrowings	10,000	75,000
Payments on borrowings	(33,019)	(75,017)
Issuance of common stock	69	88
Cash dividends	(2,900)	(1,450)
Net cash provided by/(used in) financing activities	143,856	(19,418)

Net change in cash and cash equivalents	7,233	(6,003)
Beginning cash and cash equivalents	59,558	19,690

Ending cash and cash equivalents	$66,791	$13,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,672	$2,043
Cash paid for income taxes	1,351	185
Loans transferred to other real estate owned	42	347

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. For periods after September 30, 2019, the consolidated financial statements also included ChoiceOne's wholly owned subsidiary, Lakestone Bank & Trust and Lakestone Bank & Trust's wholly-owned subsidiary, Lakestone Financial Services, Inc., as a result of the merger of County Bank Corp. with and into ChoiceOne. Lakestone Bank & Trust was consolidated with and into ChoiceOne Bank on May 15, 2020. Intercompany transactions and balances have been eliminated in consolidation.

The consolidated unaudited financial statements and notes thereto have been prepared in accordance with generally accepted accounting principles for interim financial information, prevailing practices within the banking industry and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2020 and June 30, 2019, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2020 and June 30, 2019, the Consolidated Statements of Changes in Shareholders’ Equity for the three- and six-month periods ended June 30, 2020 and June 30, 2019, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and June 30, 2019. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020, which provides a variety of provisions, including, among other things, a small business lending program to originate paycheck protection loans, temporary relief for the community bank leverage ratio, and temporary relief for financial institutions related to troubled debt restructurings. Actual results may differ from those estimates.

Loans to Other Financial Institutions

The Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including the Bank’s participating interest. If the advance (in which the Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 15 different mortgage bankers, with the largest creditor outstanding representing 12% of the total at June 30, 2020.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, the Bank reviews the portfolios of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At June 30, 2020, 17 of the 340 participating interests with principal balances totaling $4.6 million had balances outstanding over 30 days. At December 31, 2019, 26 of the 222 participating interests with principal balances totaling $6.4 million had balances outstanding over 30 days.  During the first six months of 2020, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 6,658 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $186,000 under the terms of the Directors’ Stock Purchase Plan in the first half of 2020. A total of 2,464 shares for a cash price of $60,000 were issued under the Employee Stock Purchase Plan in the first six months of 2020. Shares issued upon the exercise of stock options, net of shares withheld for payment for the options, totaled 7,030 in the first half of 2020. A total of 365 restricted stock units were vested in the first six months of 2020.

Stock-Based Compensation

ChoiceOne grants restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. All of the restricted stock units are initially unvested and vest three years after the grant date. Certain additional vesting provisions apply. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered a smaller reporting company with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting company as of December 31, 2019. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

FASB pronouncement ASU 2017-04 (topic 350) is effective for fiscal years beginning after December 15, 2019. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test. Previously, in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. ChoiceOne performed a step zero during the current quarter and determined no impairment was necessary. Refer to testing performed in the Goodwill section below.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired.  ChoiceOne evaluates goodwill annually for impairment. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required.

Management performed its annual qualitative assessment of goodwill as of June 30, 2020.  In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from December 2019 to June 2020, ChoiceOne's financial performance has remained positive. This is evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, second quarter revenue reflected significant and continuing growth in ChoiceOne's residential mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans funded during the second quarter of 2020. In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2020 and there was no further quantitative assessment necessary.  Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne has contracted a third party assessment of goodwill which will take place in the next year.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains(losses) recognized in noninterest income were as follows:

June 30, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,636	$269	$-	$2,905

December 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,636	$215	$-	$2,851

The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,009	$56	$-	$2,065
U.S. Treasury notes and bonds	1,995	75	-	2,070
State and municipal	256,930	7,132	(132)	263,930
Mortgage-backed	99,145	1,437	(7)	100,575
Corporate	2,837	48	-	2,885
Trust preferred securities	1,000	-	-	1,000
Total	$363,916	$8,748	$(139)	$372,525

	December 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$17,231	$23	$(39)	$17,215
U.S. Treasury notes and bonds	1,994	14	-	2,008
State and municipal	172,487	2,694	(1,257)	173,924
Mortgage-backed	142,504	585	(329)	142,760
Corporate	2,649	24	(1)	2,672
Trust preferred securities	1,000	-	-	1,000
Total	$337,865	$3,340	$(1,626)	$339,579

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and six months ended June 30, 2020 or in the same periods in 2019. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of June 30, 2020, the fair value of securities as of June 30, 2020 and December 31, 2019, and the weighted average yields of securities as of June 30, 2020:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2020	2019

U.S. Government and federal agency	$-	$2,065	$-	$-	$2,065	$17,215
U.S. Treasury notes and bonds	-	2,070	-	-	2,070	2,008
State and municipal	18,688	53,718	179,348	12,176	263,930	173,924
Corporate	891	1,994	-	-	2,885	2,672
Trust preferred securities	-	-	1,000	-	1,000	1,000
Total debt securities	19,579	59,847	180,348	12,176	271,950	196,819

Mortgage-backed securities	1,833	46,892	49,842	2,008	100,575	142,760
Equity securities	-	-	1,000	1,905	2,905	2,851
Total	$21,412	$106,739	$231,190	$16,089	$375,430	$342,430

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	1.98%	-%	-%	1.98%
U.S. Treasury notes and bonds	-	1.85	-	-	1.85
State and municipal	2.55	2.89	2.72	2.99	2.76
Corporate	3.80	2.75	-	-	3.07
Trust preferred securities	-	-	3.75	-	3.75
Mortgage-backed securities	4.93	2.13	0.78	2.98	1.53
Equity securities	-	-	4.61	-	0.96

Following is information regarding unrealized gains and losses on equity securities for the three- and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net gains and losses recognized during the period	$443	$80	$54	$266
Less: Net gains and losses recognized during the period on securities sold	—	—	—	—

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$443	$80	$54	$266

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2020
Beginning balance	$347	$853	$220	$1,960	$124	$1,061	$225	$4,790
Charge-offs	-	(17)	(95)	-	-	(7)	-	(119)
Recoveries	-	-	66	-	-	13	-	79
Provision	(95)	562	52	873	(45)	(122)	(225)	1,000
Ending balance	$252	$1,398	$243	$2,833	$79	$945	$-	$5,750

Six Months Ended
June 30, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	—	(17)	(184)	—	—	(7)	—	(208)
Recoveries	—	1	110	—	—	15	—	126
Provision	(219)	759	47	1,170	3	297	(282)	1,775
Ending balance	$252	$1,398	$243	$2,833	$79	$945	$-	$5,750

Individually evaluated for impairment	$—	$31	$6	$235	$—	$225	$—	$497

Collectively evaluated for impairment	$252	$1,367	$236	$2,599	$79	$720	$—	$5,253

Loans
June 30, 2020
Individually evaluated for impairment	$379	$321	$24	$2,246	$—	$2,326		$5,296
Collectively evaluated for impairment	50,556	237,852	33,745	359,696	15,576	200,104		897,529
Acquired with deteriorated credit quality	—	3,839	—	1,121	—	208		5,168
Ending balance	$50,935	$242,012	$33,769	$363,063	$15,576	$202,638		$907,993

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2019
Beginning balance	$424	$857	$336	$1,863	$40	$558	$652	$4,730
Charge-offs	-	(1)	(45)	-	-	(15)	-	(61)
Recoveries	65	3	39	4	-	21	-	132
Provision	(127)	(41)	5	531	3	(42)	(329)	-
Ending balance	$362	$818	$335	$2,398	$43	$522	$323	$4,801

Allowance for Loan Losses Six Months Ended June 30, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	-	(2)	(151)	-	-	(14)	-	(167)
Recoveries	65	20	88	6	-	116	-	295
Provision	(184)	(92)	144	466	5	(117)	(222)	-
Ending balance	$362	$818	$335	$2,398	$43	$522	$323	$4,801

Individually evaluated for impairment	$80	$84	$10	$605	$-	$159	$-	$938

Collectively evaluated for impairment	$282	$734	$325	$1,793	$43	$363	$323	$3,863

Loans
June 30, 2019
Individually evaluated for impairment	$389	$362	$54	$2,937	$-	$2,613		$6,355
Collectively evaluated for impairment	40,492	84,720	24,628	138,005	9,948	93,079		390,872
Acquired with deteriorated credit quality	-	-	-	-	-	-		-
Ending balance	$40,881	$85,082	$24,682	$140,942	$9,948	$95,692		$397,227

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
December 31, 2019
Individually evaluated for impairment	$103	$-	$4	$13	$-	$235	$-	$355

Collectively evaluated for impairment	$368	$655	$266	$1,650	$76	$405	$282	$3,702

Loans
December 31, 2019
Individually evaluated for impairment	$924	$259	$17	$2,288	$-	$2,434		$5,922
Collectively evaluated for impairment	$56,415	$141,583	$38,524	$323,358	$13,411	$215,106		788,397
Acquired with deteriorated credit quality	-	6,241	313	733	-	442		7,729
Ending balance	$57,339	$148,083	$38,854	$326,379	$13,411	$217,982		$802,048

The provision for loan losses was $1,000,000 in the second quarter of 2020, compared to $0 in the same period in the prior year. The second quarter of 2020 provision was deemed prudent due to growth in ChoiceOne’s loan portfolio and the uncertainty of the impact of the global coronavirus (COVID-19) pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses.

The process to monitor the credit quality of ChoiceOne’s loan portfolio includes tracking (1) the risk ratings of business loans, (2) the level of classified business loans, and (3) delinquent and nonperforming consumer loans. Business loans are risk rated on a scale of 1 to 9. A description of the characteristics of the ratings follows:

Risk Rating 1 through 5 or pass: These loans are considered pass credits. They exhibit acceptable credit risk and demonstrate the ability to repay the loan from normal business operations.

Risk rating 6 or special mention:  Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that the Bank will sustain some future loss if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual assets classified as substandard. Loans falling into this category should have clear action plans and timelines with benchmarks to determine which direction the relationship will move.

Risk rating 7 or substandard: Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6”, with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. Loans in this classification should be evaluated for non-accrual status. All nonaccrual commercial and Retail loans must be at a minimum graded a risk code “7”.

Risk rating 8 or doubtful: Loans and other credit extensions bearing this grade have been determined to have the extreme probability of some loss, but because of certain important and reasonably specific factors, the amount of loss cannot be determined. Such pending factors could include merger or liquidation, additional capital injection, refinancing plans, or perfection of liens on additional collateral.

Risk rating 9 or loss: Loans in this classification are considered uncollectible and cannot be justified as a viable asset of the Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

Information regarding the Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Pass	$46,822	$55,866	$236,874	$146,728	$356,813	$322,105
Special Mention	3,734	1,094	1,040	1,081	2,537	1,332
Substandard	379	379	4,098	274	3,492	2,942
Doubtful	-	-	-	-	221	-
	$50,935	$57,339	$242,012	$148,083	$363,063	$326,379

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019	2020	2019
Performing	$33,746	$38,838	$15,576	$13,411	$201,809	$216,651
Nonperforming	-	-	-	-	-	-
Nonaccrual	23	16	-	-	829	1,331
	$33,769	$38,854	$15,576	$13,411	$202,638	$217,982

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three months and six months ended June 30, 2020. There were no new TDRs in 2019.

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	1	$68	$68	1	$68	$68
Commercial Real Estate	2	1,882	1,882	2	1,882	1,882
Total	3	$1,950	$1,950	3	$1,950	$1,950

The following schedule provides information on TDRs as of June 30, 2020 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and six months ended June 30, 2020, which loans had been modified and classified as TDRs during the year prior to the default.  There were no TDRs as of June 30, 2019 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months and six months ended June 30, 2019, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	1	$68	1	$68
Commercial Real Estate	2	1,882	2	1,882
Total	3	$1,950	3	$1,950

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, passed by Congress on March 27, 2020, states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. ChoiceOne offered an initial 90-day deferment beginning in March 2020 to both commercial and retail borrowers where the borrower could defer either the principal portion of their payments or both the principal and interest portions.  As of June 30, 2020, ChoiceOne had granted deferments on approximately 750 loans with loan balances totaling $148 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report. ChoiceOne will continue to assist borrowers through different means, including a second round of deferrals for which management is seeing significantly fewer requests.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2020
With no related allowance recorded
Agricultural	$379	$440	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Residential real estate	22	25	-
Subtotal	401	465	-
With an allowance recorded
Agricultural	-	-	-
Commercial and industrial	321	404	31
Consumer	24	24	6
Construction real estate	-	-	-
Commercial real estate	2,246	2,836	235
Residential real estate	2,304	2,392	225
Subtotal	4,895	5,656	497
Total
Agricultural	379	440	-
Commercial and industrial	321	404	31
Consumer	24	24	6
Construction real estate	-	-	-
Commercial real estate	2,246	2,836	235
Residential real estate	2,326	2,417	225
Total	$5,296	$6,121	$497

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2019
With no related allowance recorded
Agricultural	$545	$545	$-
Commercial and industrial	259	340	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	1,882	2,471	-
Residential real estate	42	42	-
Subtotal	2,728	3,398	-
With an allowance recorded
Agricultural	379	439	103
Commercial and industrial	-	-	-
Consumer	17	18	4
Construction real estate	-	-	-
Commercial real estate	406	406	13
Residential real estate	2,392	2,460	235
Subtotal	3,194	3,323	355
Total
Agricultural	924	984	103
Commercial and industrial	259	340	-
Consumer	18	18	4
Construction real estate	-	-	-
Commercial real estate	2,287	2,877	13
Residential real estate	2,434	2,502	235
Total	$5,922	$6,721	$355

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three- and six-month periods ended June 30, 2020 and 2019:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2020
With no related allowance recorded
Agricultural	$190	$-
Commercial and industrial	129	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	941	-
Residential real estate	49	-
Subtotal	1,309	-
With an allowance recorded
Agricultural	190	-
Commercial and industrial	167	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	1,312	5
Residential real estate	2,339	22
Subtotal	4,027	27
Total
Agricultural	380	-
Commercial and industrial	296	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	2,253	5
Residential real estate	2,388	22
Total	$5,336	$27

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2019
With no related allowance recorded
Agricultural	$-	$-
Commercial and industrial	-	6
Consumer	-	-
Construction real estate	-	-
Commercial real estate	506	32
Residential real estate	1,336	25
Subtotal	1,842	63
With an allowance recorded
Agricultural	389	-
Commercial and industrial	193	-
Consumer	58	-
Construction real estate	-	-
Commercial real estate	882	-
Residential real estate	2,517	-
Subtotal	4,039	-
Total
Agricultural	389	-
Commercial and industrial	193	6
Consumer	59	-
Construction real estate	-	-
Commercial real estate	1,387	32
Residential real estate	3,853	25
Total	$5,881	$63

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2020
With no related allowance recorded
Agricultural	$308	$-
Commercial and industrial	173	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	1,255	-
Residential real estate	46	-
Subtotal	1,782	-
With an allowance recorded
Agricultural	253	-
Commercial and industrial	116	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	1,005	12
Residential real estate	2,356	52
Subtotal	3,749	64
Total
Agricultural	561	-
Commercial and industrial	289	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	2,260	12
Residential real estate	2,402	52
Total	$5,531	$64

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2019
With no related allowance recorded
Agricultural	$62	$-
Commercial and industrial	-	10
Consumer	-	-
Construction real estate	-	-
Commercial real estate	49	75
Residential real estate	174	54
Subtotal	285	139
With an allowance recorded
Agricultural	390	-
Commercial and industrial	136	-
Consumer	69	-
Construction real estate	-	-
Commercial real estate	1,340	-
Residential real estate	2,498	-
Subtotal	4,433	-
Total
Agricultural	452	-
Commercial and industrial	136	10
Consumer	70	-
Construction real estate	-	-
Commercial real estate	1,388	75
Residential real estate	2,672	54
Total	$4,718	$139

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
June 30, 2020
Agricultural	$-	$-	$379	$379	$50,556	$50,935	$-
Commercial and industrial	103	-	680	783	241,229	242,012	-
Consumer	5	-	10	15	33,754	33,769	-
Commercial real estate	1,955	8	2,103	4,066	358,997	363,063	-
Construction real estate	-	-	-	-	15,576	15,576	-
Residential real estate	246	412	81	739	201,899	202,638	-
	$2,309	$420	$3,253	$5,982	$902,011	$907,993	$-

December 31, 2019
Agricultural	$-	$68	$-	$68	$57,271	$57,339	$-
Commercial and industrial	542	15	259	816	147,267	148,083	-
Consumer	121	19	11	151	38,703	38,854	-
Commercial real estate	-	-	1,882	1,882	324,497	326,379	-
Construction real estate	-	-	-	-	13,411	13,411	-
Residential real estate	2,466	582	393	3,441	214,541	217,982	-
	$3,129	$684	$2,545	$6,358	$795,690	$802,048	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Agricultural	$379	$379
Commercial and industrial	758	776
Consumer	23	16
Commercial real estate	2,146	2,185
Construction real estate	-	-
Residential real estate	829	1,331
	$4,135	$4,687

The table below details the outstanding balances of the County Bank Corp. acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,656)	(1,841)
Carrying balance at acquisition date	$4,616	$385,738	$390,354

The table below presents a roll forward of the accretable yield on acquired loans for the six months ended June 30, 2020 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$(185)	$(1,581)	$(1,766)
Accretion January 1, 2020 through March 31, 2020	-	50	50
Balance, March 31, 2020	$(185)	$(1,531)	$(1,716)
Accretion April 1, 2020 through June 30, 2020	45	11	56
Balance, June 30, 2020	$(140)	$(1,520)	$(1,660)

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2020	2019	2020	2019
Basic
Net income	$4,430	$1,487	$7,684	$3,123

Weighted average common shares outstanding	7,254,591	3,628,916	7,251,205	3,623,651

Basic earnings per common shares	$0.61	$0.41	$1.06	$0.86

Diluted
Net income	$4,430	$1,487	$7,684	$3,123

Weighted average common shares outstanding	7,254,591	3,628,916	7,251,205	3,623,651
Plus dilutive stock options and restricted stock units	6,198	12,549	6,851	9,572

Weighted average common shares outstanding and potentially dilutive shares	7,260,789	3,641,465	7,258,056	3,633,223

Diluted earnings per common share	$0.61	$0.41	$1.06	$0.86

There were no stock options that were considered to be anti-dilutive to earnings per share as of June 30, 2020. There were 13,500 stock options that were considered to be anti-dilutive to earnings as of June 30, 2019 and were excluded from the calculation above.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020
Assets
Cash and cash equivalents	$66,791	$66,791	$66,791	$-	$-
Equity securities at fair value	2,905	2,905	1,425	-	1,480
Securities available for sale	372,525	372,525	-	360,380	12,145
Federal Home Loan Bank and Federal
Reserve Bank stock	6,471	6,471	-	6,471	-
Loans held for sale	10,860	11,186	-	11,186	-
Loans to other financial institutions	49,895	49,895	-	49,895	-
Loans, net	902,243	899,773	-	-	899,773
Accrued interest receivable	5,424	5,424	-	5,424	-
Interest rate lock commitments	1,084	1,084	-	1,084	-

Liabilities
Noninterest-bearing deposits	392,086	392,086	-	392,086	-
Interest-bearing deposits	932,222	933,484	-	933,484	-
Borrowings	10,179	10,229	-	10,229	-
Accrued interest payable	246	246	-	246	-

December 31, 2019
Assets
Cash and due from banks	$59,558	$59,558	$59,558	$-	$-
Equity securities at fair value	2,851	2,851	1,379	-	1,472
Securities available for sale	339,579	339,579	-	327,212	12,367
Federal Home Loan Bank and Federal
Reserve Bank stock	6,458	6,458	-	6,458	-
Loans held for sale	3,095	3,134	-	3,134	-
Loans to other financial institutions	51,048	51,048	-	51,048	-
Loans, net	797,991	793,270	-	-	793,270
Accrued interest receivable	3,965	3,965	-	3,965	-
Interest rate lock commitments	68	68	-	68	-

Liabilities
Noninterest-bearing deposits	287,460	287,460	-	287,460	-
Interest-bearing deposits	867,142	867,154	-	867,154	-
Federal Home Loan Bank advances	33,198	33,243	-	33,243	-
Accrued interest payable	411	411	-	411	-

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

There were no liabilities measured at fair value as of June 30, 2020 or December 31, 2019. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - June 30, 2020
Equity securities	$1,425	$-	$1,480	$2,905

Investment Securities, Available for Sale - June 30, 2020
U. S. Government and federal agency	$-	$2,065	$-	$2,065
U. S. Treasury notes and bonds	-	2,070	-	2,070
State and municipal	-	252,785	11,145	263,930
Mortgage-backed	-	100,575	-	100,575
Corporate	-	2,885	-	2,885
Trust preferred securities	-	-	1,000	1,000
Total	$-	$360,380	$12,145	$372,525

Equity Securities Held at Fair Value - December 31, 2019
Equity securities	$1,379	$-	$1,472	$2,851

Investment Securities, Available for Sale - December 31, 2019
U. S. Government and federal agency	$-	$17,215	$-	$17,215
U. S. Treasury notes and bonds	-	2,008	-	2,008
State and municipal	-	162,557	11,367	173,924
Mortgage-backed	-	142,760	-	142,760
Corporate	-	2,672	-	2,672
Trust preferred securities	-	-	1,000	1,000
Total	$-	$327,212	$12,367	$339,579

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended
(Dollars in thousands)	June 30,
	2020	2019
Equity Securities Held at Fair Value
Balance, January 1	$1,472	$886
Total realized and unrealized gains included in noninterest income	8	91
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Balance, June 30	$1,480	$977

Investment Securities, Available for Sale
Balance, January 1	$12,367	$8,498
Total unrealized gains included in other comprehensive income	444	259
Net purchases, sales, calls, and maturities	(666)	(485)
Net transfers into Level 3	-	-
Balance, June 30	$12,145	$8,272

Of the available for sale Level 3 assets that were held by ChoiceOne at June 30, 2020, the net unrealized gain as of June 30, 2020 was $825,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet.

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

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2020	$5,296	$-	$-	$5,296
December 31, 2019	$5,922	$-	$-	$5,922

Other Real Estate
June 30, 2020	$854	$-	$-	$854
December 31, 2019	$929	$-	$-	$929

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

NOTE 7 – REVENUE FROM CONTRACTS WITH CUSTOMERS

ChoiceOne has a variety of sources of revenue, which include interest and fees from customers as well as revenue from non-customers.  ASC Topic 606, Revenue from Contracts With Customers, covers certain sources of revenue that are classified within noninterest income in the Consolidated Statements of Income.  Sources of revenue that are included in the scope of ASC Topic 606 include service charges and fees on deposit accounts, interchange income, investment asset management income and transaction-based revenue, and other charges and fees for customer services.

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2020	2019	2020	2019

Service charges and fees on deposit accounts	$647	$670	$1,656	$1,297
Interchange income	755	478	1,591	884
Investment commission income	142	56	261	105
Trust fee income	201	-	372	-
Other charges and fees for customer services	84	56	231	120
Noninterest income from contracts with customers within the scope of ASC 606	1,830	1,260	4,111	2,406
Noninterest income within the scope of other GAAP topics	4,922	769	6,573	1,380
Total noninterest income	$6,751	$2,029	$10,683	$3,786

NOTE 8 – BUSINESS COMBINATION

Community Shores Bank Corporation - Subsequent Event

On January 6, 2020, ChoiceOne entered into an Agreement and Plan of Merger with Community Shores Bank Corporation (“Community Shores”), the holding company for Community Shores Bank.  Under the terms of the merger agreement, Community Shores was merged with and into ChoiceOne, with ChoiceOne as the surviving corporation effective on July 1, 2020.  As of June 30, 2020, Community Shores had total assets of approximately $249 million, total loans of approximately $177 million, and total deposits of approximately $227 million.

County Bank Corp

ChoiceOne completed the merger of County Bank Corp (“County”) with and into ChoiceOne effective on October 1, 2019. County had 14 branch offices and one loan production office as of the date of the merger. Total assets of County as of October 1, 2019 were $673 million, including total loans of $424 million. Deposits acquired in the merger, the majority of which were core deposits, totaled $574 million. The impact of the merger has been included in ChoiceOne’s results of operations since the effective date of the merger. As consideration in the merger, ChoiceOne issued 3,603,872 shares of ChoiceOne common stock, which was net of 299 fractional shares not issued, with an approximate value of $108 million.

The table below presents the allocation of purchase price for the merger with County (dollars in thousands):

Purchase Price

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiary ChoiceOne Bank, and ChoiceOne Bank’s wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. and Lakestone Financial Services, Inc.  This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue”, “future”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking.  Examples of forward-looking statements also include, but are not limited to, statements related to risks and uncertainties related to, and the impact of, the global coronavirus (COVID-19) pandemic on the businesses, financial condition and results of operations of ChoiceOne and its customers and statements regarding the outlook and expectations of ChoiceOne and its customers.  The COVID-19 pandemic is adversely affecting ChoiceOne and its customers, counterparties, employees, and third-party service providers.  The ultimate extent of the impacts on ChoiceOne's business, financial position, results of operations, liquidity, and prospects is uncertain.  All of the information concerning interest rate sensitivity is forward-looking.  All statements with references to future time periods are forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the second quarter of 2020 was $4,430,000, which represented an increase of $2,943,000 or 198% compared to the second quarter period in 2019. Net income for the first six months of 2020 was $7,684,000, which represented an increase of $4,561,000 or 146% compared to the first half of the prior year. Growth in the first half of 2020 compared to the same period in the prior year primarily resulted from the impact of the merger with County Bank Corp. ("County") that was effective on October 1, 2019. Noninterest expense was impacted by $819,000 and $588,000 in the first six months of 2020 and 2019, respectively, of costs related to the merger with County and the merger with Community Shores Bank Corporation that was effective on July 1, 2020. Net income, adjusted to exclude tax-effected merger expenses, would have been $8,428,000 in the first half of 2020 compared to $3,696,000 in the first half of 2019.

Basic and diluted earnings per common share were $0.61 for the second quarter and $1.06 for the first six months of 2020 compared to $0.41 and $0.86, respectively, for the same periods in 2019.  Basic and diluted earnings per common share, adjusted to exclude the tax-effected merger expenses, would have been $1.16 in the first six months of 2020 compared to $1.02 in the first half of the prior year.  The return on average assets and return on average shareholders’ equity percentages were 1.22% and 9.04%, respectively, for the first six months of 2020, compared to 0.94% and 7.55%, respectively, for the same period in 2019.

Net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger expenses are non-GAAP financial measures.  Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measures.

The Coronavirus (COVID-19) Outbreak

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

COVID-19 has already had numerous effects on ChoiceOne. To protect the health of customers, employees, and others in its communities, ChoiceOne closed the lobbies of its branches from late March 2020 to mid-June 2020. During the period that lobbies were closed, ChoiceOne continued to provide its full scope of services to its customers through drive-up branch service, in-person meetings by appointment, and mobile banking.

COVID-19 has also affected ChoiceOne's customers. Although there were no material increases in delinquencies or net charge-offs in the second quarter of 2020, ChoiceOne increased its provision for loan losses to $1,000,000 in anticipation of an expected increase in levels of delinquencies and loan losses related to the impact of COVID-19. Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19 and has granted approximately 750 payment deferrals on numerous loans to borrowers affected by the pandemic.

In addition, ChoiceOne processed over $120 million in Paycheck Protection Program ("PPP") loans through June 30, 2020. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. ChoiceOne has continued to process PPP loans in the third quarter of 2020.  The PPP expired on August 8, 2020.  Gross fees associated with PPP loans originated through June 30, 2020 totaled $4,748,000.  Costs associated with these loans was $188,000 and the net of $4,560,000 is being recognized over the two-year term of the loans.  During the second quarter of 2020, total fee income recognized was $814,000, which included $188,000 immediately recognized as income recognized up to costs incurred during the period and $626,000 of net fee income accreted during the period.

Dividends

Cash dividends of $1,451,000 or $0.20 per share were declared in the second quarter of 2020, compared to $726,000 or $0.20 per share in the second quarter of 2019.  Cash dividends declared in the first six months of 2020 were $2,900,000 or $0.40 per share, compared to $1,450,000 or $0.40 per share in the prior year.  The cash dividend payout percentage was 38% for the first six months of 2020, compared to 46% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three- and six-month periods ended June 30, 2020 and 2019.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$942,558	$10,826	4.59%	$424,691	$5,393	5.08%
Taxable securities (2)	293,610	1,557	2.12	117,017	767	2.62
Nontaxable securities (1)	74,895	606	3.24	54,209	454	3.35
Other	27,395	7	0.09	8,083	39	1.91
Interest-earning assets	1,338,458	12,996	3.88	604,000	6,653	4.41
Noninterest-earning assets	176,869			59,499
Total assets	$1,515,327			$663,499

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$518,493	$325	0.25%	$202,833	$267	0.53%
Savings deposits	227,933	26	0.05	74,319	10	0.05
Certificates of deposit	168,033	548	1.30	128,108	647	2.02
Advances from Federal Home Loan Bank	12,063	80	2.66	16,485	114	2.78
Other	8,305	5	0.25	2,121	15	2.82
Interest-bearing liabilities	934,827	984	0.42	423,866	1,053	0.99
Demand deposits	365,936			154,127
Other noninterest-bearing liabilities	16,592			1,541
Total liabilities	1,317,355			579,534
Shareholders' equity	197,972			83,965
Total liabilities and shareholders' equity	$1,515,327			$663,499

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$12,012			$5,600

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.47%			3.42%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$12,012			$5,600
Adjustment for taxable equivalent interest		(133)			(99)
Net interest income (GAAP)		$11,879			$5,501
Net interest margin (GAAP)			3.59%			3.71%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

	Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$884,947	$21,074	4.76%	$424,916	$10,675	5.02%
Taxable securities (2)	294,524	3,414	2.32	117,227	1,527	2.60
Nontaxable securities (1)	65,748	1,073	3.26	54,750	922	3.37
Other	39,937	201	1.00	8,625	107	2.41
Interest-earning assets	1,285,156	25,762	4.01	605,518	13,231	4.37
Noninterest-earning assets	171,851			60,065
Total assets	$1,457,007			$665,583

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$511,967	$981	0.38%	$211,048	$535	0.51%
Savings deposits	218,027	65	0.06	74,399	19	0.05
Certificates of deposit	173,712	1,237	1.42	126,088	1,221	1.94
Advances from Federal Home Loan Bank	18,453	217	2.34	16,939	230	2.72
Other	5,210	7	0.27	2,020	29	2.87
Interest-bearing liabilities	927,369	2,507	0.54	430,494	2,034	0.94
Demand deposits	320,910			151,020
Other noninterest-bearing liabilities	12,692			1,338
Total liabilities	1,260,971			582,852
Shareholders' equity	196,036			82,731
Total liabilities and shareholders' equity	$1,457,007			$665,583

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$23,255			$11,197

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.48%			3.43%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$23,255			$11,197
Adjustment for taxable equivalent interest		(238)			(201)
Net interest income (GAAP)		$23,017			$10,996
Net interest margin (GAAP)			3.62%			3.70%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2020 Over 2019
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$5,433	$8,864	$(3,431)
Taxable securities	790	1,737	(947)
Nontaxable securities (2)	152	253	(101)
Other	(32)	202	(234)
Net change in interest income	6,343	11,056	(4,713)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	58	890	(832)
Savings deposits	16	22	(6)
Certificates of deposit	(100)	812	(912)
Advances from Federal Home Loan Bank	(34)	(29)	(5)
Other	(9)	76	(85)
Net change in interest expense	(69)	1,771	(1,840)
Net change in tax-equivalent net interest income	$6,412	$9,285	$(2,873)

	Six Months Ended June 30,
(Dollars in thousands)	2020 Over 2019
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$10,399	$12,017	$(1,618)
Taxable securities	1,887	2,377	(490)
Nontaxable securities (2)	151	231	(80)
Other	94	303	(209)
Net change in interest income	12,531	14,928	(2,397)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	446	835	(389)
Savings deposits	46	42	4
Certificates of deposit	16	773	(757)
Advances from Federal Home Loan Bank	(13)	45	(58)
Other	(22)	53	(75)
Net change in interest expense	473	1,748	(1,275)
Net change in tax-equivalent net interest income	$12,058	$13,180	$(1,122)

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

Net Interest Income

Tax-equivalent net interest income increased $12,058,000 in the first six months of 2020 compared to the same period in 2019 primarily due to the impact of the merger with County that was effective on October 1, 2019, partially offset by a reduction in ChoiceOne’s net interest margin. Net interest margin on a tax-equivalent basis declined by 7 basis points from 3.70% in the first six months of 2019 to 3.63% in the same period in 2020, which had a $1,097,000 negative impact on tax-equivalent net interest income in the first six months of 2020 compared to the same period in the prior year. Interest income was aided in the second quarter of 2020 by $814,000 of loan fees recognized from loans originated under the Paycheck Protection Program.

The average balance of loans increased $460.0 million in the first six months of 2020 compared to the same period in 2019, the majority of which was due to the impact of the merger with County. The average balance in all loan categories, including loans to other financial institutions, were higher in 2020 than in 2019 as a result of the merger with County that was effective on October 1, 2019. The increase in the average loans balance was partially offset by a 26 basis points decline in the average rate earned. Part of the decrease was caused by short-term market interest rates which were reduced 150 basis points by the Federal Open Market Committee in March 2020. The combination of these factors caused tax-equivalent interest income from loans to increase $10.4 million in the first half of 2020 compared to the same period in the prior year. The average balance of total securities increased $188.3 million in the first six months of 2020 compared to the same period in 2019. The increase in the securities portfolio resulted primarily from the merger with County that was effective on October 1, 2019. Various securities totaling $144.9 million purchased in the first six months of 2020 were offset by approximately $119.6 million of securities that matured, were called, or received principal payments during that same time period. The effect of the average balance growth, partially offset by a combined 36 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $2,038,000 in the first six months of 2020 compared to the same quarter in 2019. Growth in other interest-earning assets as a result of the merger with County caused interest income to grow $94,000 in the first six months of 2020 compared to the same period in the prior year.

The average balance in all interest-bearing liabilities categories were higher in the second quarter and first half of 2020 compared to the same periods in 2019 as a result of the merger with County that was effective on October 1, 2019. Growth of $300.1 million in the average balance of interest-bearing demand deposits partially offset by a 13 basis point decrease in the average rate paid caused interest expense to be $446,000 higher in the first six months of 2020 compared to the first six months of the prior year. The average balance of certificates of deposit was up $47.6 million in the first half of 2020 compared to the same period in 2019. The growth was virtually offset by a reduction of 52 basis points in the average rate paid on certificates which caused interest expense to increase $16,000 in the first six months of 2020 compared to the same period in 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,000,000 in the second quarter and $1,775,000 in the first six months of 2020, compared to $0 in both periods in the prior year. The provision in the second quarter and first half of 2020 was deemed prudent due to growth in ChoiceOne’s loan portfolio and the economic impact on ChoiceOne's local market areas and the national economy resulting from the COVID-19 pandemic. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses. Nonperforming loans were $6.0 million as of June 30, 2020, compared to $6.1 million as of March 31, 2020 and $6.4 million as of December 31, 2019. The allowance for loan losses was 0.63% of total loans at June 30, 2020, compared to 0.59 % as of March 31, 2020 and 0.51% at December 31, 2019. Loans acquired in the merger with County were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition. If the credit mark were added to the allowance for loan losses, the total would have represented 1.29% of total loans at June 30, 2020.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2020 and 2019 were as follows:

(Dollars in thousands)	2020		2019
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$65
Commercial and industrial	17	1	2	20
Consumer	184	110	151	88
Commercial real estate	-	-	-	6
Construction real estate	-	-	14	-
Residential real estate	7	15	-	116
	$208	$126	$167	$295

Net charge-offs were $40,000 in the second quarter and $82,000 in the first half of 2020, compared to net recoveries of $71,000 and $128,000 during the same time periods in 2019. Net charge-offs on an annualized basis as a percentage of average loans were 0.02% in the first six months of 2020 compared to annualized net recoveries of 0.06% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that COVID-19 will also have a significant impact in the remainder of 2020 and beyond. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact of COVID-19 on ChoiceOne. ChoiceOne offered an initial 90-day deferment beginning in March 2020 to both commercial an retail borrowers where the borrower could defer either the principal portion of their payment or both the principal and interest portions.  Management processed approximately 750 payment deferrals with loan balances totaling $148 million for commercial and retail borrowers through June 30, 2020.  ChoiceOne will continue to assist borrowers through different means, including a second round of deferrals for which management is seeing significantly fewer requests.

ChoiceOne has allocated approximately $1,300,000 in the allowance for loan losses to borrowers falling into industry classification codes that management believes to be highly effected by the pandemic and from which a higher concentration of deferral requests have been received during the past six months.  ChoiceOne understands that a deferral request does not automatically mean a borrower is at a risk of loss, but assumes this to be a possible indicator.

The following chart indicates industries management believes to be moderately or highly effected by the pandemic:

Highly Effected	Moderately Effected
Accommodation	Ambulatory Health Care Services
Amusement, Gambling, and Recreation Industries	Educational Services
Food Services and Drinking Places	Merchant Wholesalers, Durable Goods
Performing Arts, Spectator Sports, and Related Industries	Merchant Wholesalers, Nondurable Goods
Rental and Leasing Services	Miscellaneous Store Retailers
Scenic and Sightseeing Transportation	Motion Picture and Sound Recording Industries
Transit and Ground Passenger Transportation	Real Estate

All loans with a deferment have an additional 25 basis points of reserve allocated to them and loans highly affected and moderately affected based on their commercial industry category have an additional 75 basis points and 50 basis points, respectively.  ChoiceOne has also allocated 75 basis points to all consumer loan categories which have requested deferment.  In addition, ChoiceOne has allocated 5 basis points to all loans within the commercial categories defined above as moderately or highly affected by COVID-19.  It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors.  We will continue to monitor concentrations as part of our analysis on an ongoing basis. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2020 and the impact of COVID-19 becomes more apparent, the provision and allowance for loan losses will be reviewed by ChoiceOne's management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $4,722,000 in the second quarter and $6,897,000 in the first six months of 2020 compared to the same periods in 2019.  Growth in many of the income categories resulted from the merger with County that was effective on October 1, 2019.  Gains on sales of loans were also impacted by lower interest rates for residential real estate loans in 2020 than in 2019, which caused loan refinancing origination activity to grow significantly. The increase in net gains on sales of securities in 2020 compared to 2019 was caused by a restructuring of ChoiceOne's securities portfolio in the second quarter of 2020 to take advantage of the low market interest rates. Trust income was a result of activity from trust services added from the merger with County.  The increase in the change in the market value of equity securities held by ChoiceOne in the second quarter of 2020 compared to the same quarter in 2019 was caused by a reversal of a market value decline that occurred in the first quarter of 2020.

Noninterest Expense

Total noninterest expense increased $6,388,000 in the second quarter and $11,470,000 in the first six months of 2020 compared to the same periods in 2019.  All expense categories grew as a result of the merger with County that was effective on October 1, 2019. The merger's impact on salaries and benefits expense was partially offset in the first three month of 2020 by retirements and certain other staffing reductions. Salaries and benefits included a higher level of commission expense in the second quarter and first six months of 2020 compared to the same periods in the prior year as a result of the significant increase in residential mortgage loans originations in 2020. Data processing expense included costs in the second quarter of 2020 related to the consolidation of the core processing systems of the banks which occurred in the second quarter of 2020. Merger-related expenses in 2020 and 2019 consisted primarily of professional fees related to the merger with County and the merger with Community Shores Bank Corporation, which contributed to the increase in expense in the first six months of 2020 compared to the same period in the prior year. The intangible amortization expense in 2020 represented the amortization of the core deposit intangible that resulted from the merger with County.

Income Tax Expense

Income tax expense was $1,675,000 in the first six months of 2020 compared to $564,000 for the same period in 2019.  The increase was due to a higher level of income before income tax.  The effective tax rate was 17.9% for the first half of 2020 and 15.3% for the first half of 2019. The higher effective tax rate in the second quarter of 2020 was primarily due to tax-exempt interest income comprising a smaller percentage of total interest income in 2020 than in same period in the prior year.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $32.9 million from December 31, 2019 to June 30, 2020.  The increase in the securities portfolio primarily resulted from the merger with County that was effective on October 1, 2019.  Various securities totaling $144.9 million were purchased in the first six months of 2020 offset by approximately $111.8 million of securities called or matured during that same time period.  Principal repayments on securities totaled $7.9 million in the first six months of 2020.

Loans

Loans held for sale were $7.8 million higher at June 30, 2020 than at December 31, 2019.  This was caused by a heightened level of refinancing activity of residential mortgage loans due to the low market interest rates.  Loans excluding loans held for sale and loans to other financial institutions grew $105.9 million from December 31, 2019 to June 30, 2020.  Growth of $93.9 million in commercial and industrial loans, $36.7 million in commercial real estate loans, and $2.2 million in construction real estate loans was offset by declines of $15.3 million, $6.4 million, and $5.1 million in residential real estate loans, agricultural loans, and consumer loans, respectively.  The increase in commercial and industrial loans resulted from the origination of almost 1,000 Paycheck Protection Program loans in the second quarter of 2020, the balance of which was $120.0 million as of June 30, 2020.  The decline in the balance of residential real estate loans in the first six months of 2020 was caused by loans held in ChoiceOne's portfolio that were refinanced and sold into the secondary market.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $5.3 million at June 30, 2020, compared to $5.4 million as of March 31, 2020 and $5.9 million as of December 31, 2019.  The change in the first half of 2020 was primarily comprised of a decrease of $545,000 in impaired agricultural loans in the first quarter of 2020.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans.  Nonperforming loans are comprised of: (1) loans accounted for on a nonaccrual basis; (2) loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments; and (3) loans, not included in nonaccrual or loans past due 90 days or more, which are considered troubled debt restructurings ("TDRs").

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2020	2019
Loans accounted for on a nonaccrual basis	$4,135	$4,687
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	1,875	1,726
Total	$6,010	$6,413

The decline in the nonaccrual loans balance in the first six months of 2020 was primarily due to a $402,000 reduction in nonaccrual residential real estate loans.  Approximately 49% of the balance of loans considered TDRs were performing according to their restructured terms as of June 30, 2020.  Management believes the allowance for loan losses allocated to its nonperforming loans is sufficient at June 30, 2020.

The provision for loan losses was $1,000,000 in the second quarter and $1,775,000 in the first six months of 2020, compared to $0 in the same periods in the prior year. The provision in the second quarter and first half of 2020 was deemed prudent due to growth in ChoiceOne’s loan portfolio and the uncertainty of the impact of the global coronavirus (COVID-19) pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses.

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, passed by Congress on March 27, 2020, states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of June 30, 2020, ChoiceOne had granted modifications on approximately 750 loans which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report. ChoiceOne will continue to assist borrowers through different means, including a second round of deferrals for which management is seeing significantly fewer requests.

Goodwill

Management performed its annual qualitative assessment of goodwill as of June 30, 2020.  In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from December 2019 to June 2020, ChoiceOne's financial performance has remained positive. This is evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, second quarter revenue reflected significant and continuing growth in ChoiceOne's residential mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans funded during the second quarter of 2020. In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2020 and there was no further quantitative assessment necessary.  Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne has contracted a third party assessment of goodwill which will take place in the next year.

Deposits and Borrowings

Total deposits increased $155.4 million in the second quarter and $174.2 million in the first six months of 2020.  Checking and savings deposits increased $166.5 million, while certificates of deposit grew $7.7 million in the first six months of 2020.  The change in checking and savings accounts was due in part to funds related to the stimulus package included in the CARES Act as well as funds on deposit from the Paycheck Protection Program loans that were not fully utilized as of June 30, 2020.  Seasonal fluctuations for ChoiceOne’s depositors also contributed to the growth in 2020.

Total borrowings declined $23.0 million in the first half of 2020.  Borrowings included a $10.0 million term note obtained by ChoiceOne in the second quarter of 2020 to fund the cash consideration paid in connection with the merger with Community Shores Bank Corporation.  Federal Home Loan Bank advances were reduced $33.0 million as growth in local deposits decreased the need for supplemental funding.  ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs if needed in the remainder of 2020. ChoiceOne may also participate in the Federal Reserve Bank’s Paycheck Protection Program Liquidity Facility if needed to assist with the funding of ChoiceOne’s loans originated as part of the Paycheck Protection Program. The Paycheck Protection Program Liquidity Facility will extend credit to eligible financial institutions that originate PPP loans, taking the loans as collateral at face value.

Shareholders' Equity

Total shareholders' equity increased $10.5 million from December 31, 2019 to June 30, 2020. Other comprehensive income of $5.4 million resulted from improvement in the market value of ChoiceOne’s available for sale securities. The improvement was caused by a reduction in general market interest rates in the first half of 2020. Net income for the first half of 2020, net of cash dividends declared, also contributed $4.8 million to the equity balance growth.

Regulatory Capital Requirements

Following is information regarding the Bank’s compliance with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	143,554	14.9%	76,956	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	137,805	14.3	43,288	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	137,805	14.3	57,717	6.0	N/A	N/A
Tier 1 capital (to average assets)	137,805	9.4	58,345	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	138,828	14.5%	76,369	8.0%	95,461	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	133,078	13.9	42,958	4.5	62,050	6.5
Tier 1 capital (to risk weighted assets)	133,078	13.9	57,277	6.0	76,369	8.0
Tier 1 capital (to average assets)	133,078	9.1	58,246	4.0	72,808	5.0

December 31, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$135,836	14.2%	$76,288	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	131,785	13.8	42,912	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	131,785	13.8	57,216	6.0	N/A	N/A
Tier 1 capital (to average assets)	131,785	9.6	54,646	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$69,412	13.2%	$42,039	8.0%	$52,549	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	65,362	12.4	23,647	4.5	34,157	6.5
Tier 1 capital (to risk weighted assets)	65,362	12.4	31,530	6.0	42,039	8.0
Tier 1 capital (to average assets)	65,362	10.0	26,179	4.0	32,724	5.0

Lakestone Bank & Trust
Total capital (to risk weighted assets)	$63,885	15.0%	$34,056	8.0%	$42,570	10.0%
Common equity Tier 1 capital (to risk weighted assets)
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	63,885	15.0	19,156	4.5	27,670	6.5
Tier 1 capital (to risk weighted assets)	63,885	15.0	25,542	6.0	34,056	8.0
Tier 1 capital (to average assets)	63,885	9.0	28,338	4.0	35,423	5.0

Management reviews the capital levels of ChoiceOne and the Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2020 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash used in operating activities was $5.3 million for the six months ended June 30, 2020 compared to net cash provided of $2.5 million in the same period a year ago. The change was primarily due to an $8.7 million larger decrease in other assets in the first half of 2020 than in the same period in the prior year. Net cash used in investing activities was $131.3 million for the first half of 2020 compared to $11.0 million provided in the same period in 2019. Cash used for net loan originations was $108.6 million higher in 2020 than in 2019. Net cash from financing activities was $143.9 million in the six months ended June 30, 2020, compared to $19.4 million used in the same period in the prior year. Higher growth of $184.9 million in deposits in the first half of 2020 was partially offset by a larger decline in wholesale funding compared to the first six months of 2019.

ChoiceOne believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, advances available from the Federal Home Loan Bank, and secured lines of credit available from the Federal Reserve Bank.

NON-GAAP FINANCIAL MEASURES

This report contains references to net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger expenses, each of which is a financial measure that is not defined in U.S. generally accepted accounting principles (“GAAP”). Management believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019

Income before income tax	$5,480	$1,768	$9,359	$3,687
Adjustment for pre-tax merger expenses	517	350	819	588
Adjusted income before income tax	$5,997	$2,118	$10,178	$4,275

Income tax expense	$1,050	$281	$1,675	$564
Tax impact of adjustment for pre-tax merger expenses	55	-	75	15
Adjusted income tax expense	$1,105	$281	$1,750	$579

Net income	$4,430	$1,487	$7,684	$3,123
Adjustment for pre-tax merger expenses, net of tax impact	462	350	744	573
Adjusted net income	$4,892	$1,837	$8,428	$3,696

Basic earnings per share	$0.61	$0.41	$1.06	$0.86
Effect of merger expenses, net of tax impact	0.06	0.10	0.10	0.16
Adjusted basic earnings per share	$0.67	$0.51	$1.16	$1.02

Diluted earnings per share	$0.61	$0.41	$1.06	$0.86
Effect of merger expenses, net of tax impact	0.06	0.09	0.10	0.16
Adjusted diluted earnings per share	$0.67	$0.50	$1.16	$1.02

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2020. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019. As of the date of this report, ChoiceOne believes that the following risk factor related to the impact of COVID-19 also applies to ChoiceOne.

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

In response to the coronavirus outbreak, many state and local governments have instituted emergency restrictions that have substantially limited the activities of individuals and the operations of businesses and industries. In Michigan, Governor Gretchen Whitmer issued a series of “stay home, stay safe” executive orders beginning March 24, 2020, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "was not necessary to sustain or protect life."  These executive orders significantly limited economic activity in Michigan, placing restrictions on the operations of business and requiring business not deemed to be essential to limit or cease operations.  Later "stay home, stay safe" executive orders relaxed certain restrictions and allowed specified industries to begin to reopen, subject to compliance with strict health and safety requirements, including social distancing measures.  On June 1, 2020, Governor Whitmer issued a "reopen" executive order, which rescinded the then-current "stay home, stay safe" order and permitted limited activities under the Michigan Safe Start Plan.  Subsequent executive orders have modified this initial "reopen" executive order, permitting larger social gatherings and additional activities and authorizing the opening of additional businesses.  However, an executive order issued by Governor Whitmer on July 29, 2020, in response to increasing cases of COVID-19 in the state, once again reduced the permitted size of social gatherings and limited the operations of certain businesses.  It is possible that the Governor will issue one or more additional executive orders reimposing prior restrictions on the activities of individuals or businesses or imposing new restrictions. The Governor's executive orders, along with social distancing guidance issued by the federal government and the Centers for Disease Control and Prevention, have substantially affected many different types of businesses and have resulted in the temporary or permanent closing of businesses and significant layoffs and furloughs throughout Michigan and the United States generally.

The ultimate effect of the coronavirus outbreak on the business of ChoiceOne will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At this time, it is unknown how long the outbreak will last, or when restrictions on individuals and businesses, such as the executive orders issued by Governor Whitmer, will be lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of the outbreak and additional actions may be taken by federal, state, and local governments to contain the coronavirus or treat its impact. Changes in the behavior of customers, businesses and their employees as a result of the coronavirus outbreak, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the coronavirus outbreak and the actions taken to contain it or reduce its impact, ChoiceOne may experience changes in the value of collateral securing outstanding loans and reductions in the credit quality of borrowers and inability of borrowers to repay loans in accordance with their terms. These and similar factors and events may have substantial negative effects on ChoiceOne, and on its customers, stock price, financial condition, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the second quarter of 2020.

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

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2020	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2020	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)