Form 10-Q
period 2020-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2020-11-09
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the Registrant had outstanding 7,795,099 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2020	2019
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$117,533	$59,308
Time deposits in other financial institutions	350	250
Cash and cash equivalents	117,883	59,558

Equity securities at fair value (Note 2)	2,667	2,851
Securities available for sale (Note 2)	393,338	339,579
Federal Home Loan Bank stock	3,824	3,524
Federal Reserve Bank stock	2,947	2,934
Loans held for sale	35,826	3,095
Loans to other financial institutions	55,064	51,048
Loans (Note 3)	1,078,796	802,048
Allowance for loan losses (Note 3)	(6,685)	(4,057)
Loans, net	1,072,111	797,991

Premises and equipment, net	29,927	24,265
Other real estate owned, net	676	929
Cash value of life insurance policies	32,556	31,979
Goodwill	60,506	52,870
Core deposit intangible	5,664	6,006
Other assets	15,994	9,499
Total assets	$1,828,984	$1,386,128

Liabilities
Deposits – noninterest-bearing	$447,548	$287,460
Deposits – interest-bearing	1,138,822	867,142
Total deposits	1,586,370	1,154,602

Borrowings	13,234	33,198
Other liabilities	6,454	6,189
Total liabilities	1,606,058	1,193,989

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,791,060 at September 30, 2020 and 7,245,088 at December 31, 2019	178,551	162,610
Retained earnings	35,106	28,051
Accumulated other comprehensive income, net	9,269	1,478
Total shareholders’ equity	222,926	192,139
Total liabilities and shareholders’ equity	$1,828,984	$1,386,128

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$13,047	$5,394	$34,110	$16,064
Securities:
Taxable	1,150	728	4,564	2,255
Tax exempt	914	352	1,760	1,079
Other	40	87	241	194
Total interest income	15,151	6,561	40,675	19,592

Interest expense
Deposits	946	973	3,229	2,748
Advances from Federal Home Loan Bank	1	8	218	238
Other	142	10	149	39
Total interest expense	1,089	991	3,596	3,025

Net interest income	14,062	5,570	37,079	16,567
Provision for loan losses	1,225	-	3,000	-
Net interest income after provision for loan losses	12,837	5,570	34,079	16,567

Noninterest income
Customer service charges	2,059	1,094	5,306	3,275
Insurance and investment commissions	137	88	416	225
Gains on sales of loans	3,617	638	8,356	1,373
Net gains (losses) on sales of securities	(35)	19	1,308	22
Earnings on life insurance policies	193	99	577	290
Trust income	197	-	569	-
Change in market value of equity securities	(238)	(146)	(184)	119
Other	396	143	661	417
Total noninterest income	6,326	1,935	17,009	5,721

Noninterest expense
Salaries and benefits	8,058	3,268	19,545	8,915
Occupancy and equipment	1,556	755	4,185	2,267
Data processing	1,585	676	4,637	1,814
Professional fees	1,221	836	2,897	2,031
Supplies and postage	178	91	685	266
Advertising and promotional	148	145	440	297
Intangible amortization	395	-	1,102	-
FDIC insurance	154	5	291	93
Other	1,254	601	3,333	1,790
Total noninterest expense	14,549	6,377	37,115	17,473

Income before income tax	4,614	1,127	13,973	4,815
Income tax expense	785	106	2,460	671

Net income	$3,829	$1,021	$11,513	$4,144

Basic earnings per share (Note 4)	$0.49	$0.28	$1.55	$1.14
Diluted earnings per share (Note 4)	$0.49	$0.28	$1.55	$1.14
Dividends declared per share	$0.20	$0.80	$0.60	$1.20

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,829	$1,021	$11,513	$4,144

Other comprehensive income:
Changes in net unrealized gains on investment securities available for sale, net of tax expense of $616 and $149 for the three months ended September 30, 2020 and September 30, 2019, respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense of $2,346 and $1,022 for the nine months ended September 30, 2020 and September 30, 2019, respectively	2,316	561	8,825	3,844

Reclassification adjustment for realized (gain) loss on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $(7) and $4 for the three months ended September 30, 2020 and September 30, 2019, respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $275 and $5 for the nine months ended September 30, 2020 and September 30, 2019, respectively	28	(15)	(1,033)	(18)

Other comprehensive income, net of tax	2,343	546	7,791	3,826

Comprehensive income	$6,173	$1,567	$19,305	$7,970

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			4,144		4,144
Other comprehensive income				3,826	3,826
Shares issued	6,728	99			99
Effect of employee stock purchases		11			11
Stock options exercised and issued (1)	3,390	46			46
Stock-based compensation expense		379			379
Restricted stock units issued	7,787				-
Special cash dividend declared ($0.60 per share)			(2,180)		(2,180)
Cash dividends declared ($0.60 per share)			(2,176)		(2,176)

Balance, September 30, 2019	3,634,388	$55,058	$26,474	$3,094	$84,626

Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			11,513		11,513
Other comprehensive income				7,791	7,791
Shares issued	14,291	304			304
Effect of employee stock purchases		11			11
Stock options exercised and issued (1)	7,261	9			9
Stock-based compensation expense		123			123
Restricted stock units issued	365
Merger with Community Shores Bank Corporation	524,055	15,494			15,494
Cash dividends declared ($0.60 per share)			(4,459)		(4,459)

Balance, September 30, 2020	7,791,060	$178,551	$35,106	$9,269	$222,926

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2019	3,632,917	$54,756	$28,359	$2,548	$85,663

Net income			1,021		1,021
Other comprehensive income				546	546
Shares issued	1,471	40			40
Effect of employee stock purchases		4			4
Stock options exercised and issued (1)					-
Stock-based compensation expense		258			258
Restricted stock units issued					-
Special cash dividend declared ($0.60 per share)			(2,180)		(2,180)
Cash dividends declared ($0.20 per share)			(726)		(726)

Balance, September 30, 2019	3,634,388	$55,058	$26,474	$3,094	$84,626

Balance, July 1, 2020	7,261,605	$162,862	$32,835	$6,926	$202,623

Net income			3,829		3,829
Other comprehensive income				2,343	2,343
Shares issued	5,169	143			143
Effect of employee stock purchases		4			4
Stock options exercised and issued (1)	231				-
Stock-based compensation expense		48			48
Merger with Community Shores Bank Corporation	524,055	15,494			15,494
Cash dividends declared ($0.20 per share)			(1,558)		(1,558)

Balance, September 30, 2020	7,791,060	$178,551	$35,106	$9,269	$222,926

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$11,513	$4,144
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	3,000	-
Depreciation	2,026	1,054
Amortization	3,377	672
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	337	428
Net gains on sales of securities	(1,308)	(22)
Net change in market value of equity securities	184	(119)
Gains on sales of loans	(8,356)	(1,373)
Loans originated for sale	(277,281)	(40,215)
Proceeds from loan sales	251,554	40,527
Earnings on bank-owned life insurance	(577)	(290)
(Gains)/losses on sales of other real estate owned	7	(22)
Proceeds from sales of other real estate owned	983	187
Costs capitalized to other real estate	(19)	-
Deferred federal income tax (benefit)/expense	(1,257)	94
Net change in:
Other assets	(4,323)	(290)
Other liabilities	(116)	645
Net cash (used in)/provided by operating activities	(20,256)	5,420

Cash flows from investing activities:
Sales of securities available for sale	121,944	1,233
Maturities, prepayments and calls of securities available for sale	37,587	29,478
Purchases of securities available for sale	(183,109)	(13,904)
Purchase of Federal Reserve Bank stock	-	(1)
Loan originations and payments, net	(108,485)	(7,870)
Additions to premises and equipment	(1,552)	(457)
Cash received from merger with Community Shores Bank Corporation,
net of cash paid	35,636	-
Net cash (used in)/provided by investing activities	(97,979)	8,479

Cash flows from financing activities:
Net change in deposits	203,937	(2,940)
Net change in fed funds purchased	-	(4,800)
Proceeds from borrowings	10,000	85,000
Payments on borrowings	(33,028)	(90,026)
Issuance of common stock	110	107
Cash dividends	(4,459)	(4,356)
Net cash provided by/(used in) financing activities	176,560	(17,015)

Net change in cash and cash equivalents	58,325	(3,116)
Beginning cash and cash equivalents	59,558	19,690

Ending cash and cash equivalents	$117,883	$16,574

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,778	$3,000
Cash paid for income taxes	3,608	350
Loans transferred to other real estate owned	372	325

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Explanatory Note

On July 1, 2020, ChoiceOne Financial Services, Inc. ("ChoiceOne") completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne, with ChoiceOne surviving the merger.  Community Shores Bank was consolidated with and into ChoiceOne Bank effective October 16, 2020.  For additional details regarding the merger with Community Shores, see Note 8 (Business Combinations).

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiaries, ChoiceOne Bank and Community Shores Bank (together referred to as the “Banks”), ChoiceOne Bank’s wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. and Lakestone Financial Services, Inc., and Community Shores' wholly-owned subsidiary,  Community Shores Financial Services, Inc.  Intercompany transactions and balances have been eliminated in consolidation.  Community Shores Bank was consolidated with and into ChoiceOne Bank effective October 16, 2020.

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2020 and September 30, 2019, the Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2020 and September 30, 2019, the Consolidated Statements of Changes in Shareholders’ Equity for the three- and nine-month periods ended September 30, 2020 and September 30, 2019, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and September 30, 2019. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the COVID-19 pandemic, and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic.  Actual results may differ from those estimates.

Loans to Other Financial Institutions

ChoiceOne Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including ChoiceOne Bank’s participating interest. If the advance (in which ChoiceOne Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 17 different mortgage bankers, with the largest creditor outstanding representing 13% of the total at September 30, 2020.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, ChoiceOne Bank reviews the portfolios of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At September 30, 2020, 44 of the 326 participating interests with principal balances totaling $9.1 million had balances outstanding over 30 days. At December 31, 2019, 26 of the 222 participating interests with principal balances totaling $6.4 million had balances outstanding over 30 days.  During the first nine months of 2020, there were no losses or charge-offs of participating interests.

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

Stock Transactions

A total of 10,132 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $289,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2020. A total of 4,159 shares for a cash price of $101,000 were issued under the Employee Stock Purchase Plan in the first nine months of 2020. Shares issued upon the exercise of stock options, net of shares withheld for payment for the options, totaled 7,261 in the first nine months of 2020. A total of 365 restricted stock units vested in the first nine months of 2020.

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

Goodwill

Goodwill is not amortized, but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired.  ChoiceOne evaluates goodwill annually for impairment. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required.

Management performed its annual qualitative assessment of goodwill as of June 30, 2020.  In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average values for recently closed bank merger and acquisition transactions to ChoiceOne's recently completed merger and acquisition transactions.  Despite ChoiceOne's market capitalization declining slightly from December 2019 to June 2020, ChoiceOne's financial performance has remained positive. ChoiceOne believes this is evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne.  In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of ChoiceOne Bank’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2020 and there was no further quantitative assessment necessary.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

September 30, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,636	$31	$-	$2,667

December 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,636	$215	$-	$2,851

The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,008	$53	$-	$2,061
U.S. Treasury notes and bonds	1,996	69	-	2,065
State and municipal	258,226	10,324	-	268,550
Mortgage-backed	115,695	1,565	(487)	116,773
Corporate	2,838	51	-	2,889
Trust preferred securities	1,000	-	-	1,000
Total	$381,763	$12,062	$(487)	$393,338

	December 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$17,231	$23	$(39)	$17,215
U.S. Treasury notes and bonds	1,994	14	-	2,008
State and municipal	172,487	2,694	(1,257)	173,924
Mortgage-backed	142,504	585	(329)	142,760
Corporate	2,649	24	(1)	2,672
Trust preferred securities	1,000	-	-	1,000
Total	$337,865	$3,340	$(1,626)	$339,579

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and nine months ended September 30, 2020 or in the same periods in 2019. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of September 30, 2020, the fair value of securities as of September 30, 2020 and December 31, 2019, and the weighted average yields of securities as of September 30, 2020:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2020	2019

U.S. Government and federal agency	$-	$2,061	$-	$-	$2,061	$17,215
U.S. Treasury notes and bonds	-	2,065	-	-	2,065	2,008
State and municipal	14,534	53,241	187,171	13,604	268,550	173,924
Corporate	1,856	1,033	-	-	2,889	2,672
Trust preferred securities	-	-	1,000	-	1,000	1,000
Total debt securities	16,390	58,400	188,171	13,604	276,565	196,819

Mortgage-backed securities	4,305	30,667	79,727	2,074	116,773	142,760
Equity securities	-	-	1,000	1,667	2,667	2,851
Total	$20,695	$89,067	$268,898	$17,345	$396,005	$342,430

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	1.98%	-%	-%	1.98%
U.S. Treasury notes and bonds	-	1.85	-	-	1.85
State and municipal	1.78	2.88	2.72	3.02	2.72
Corporate	1.37	2.86	-	-	1.90
Trust preferred securities	-	-	4.66	-	4.66
Mortgage-backed securities	4.93	2.24	0.79	3.06	1.36
Equity securities	-	-	4.61	-	1.27

Following is information regarding unrealized gains and losses on equity securities for the three- and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net gains and losses recognized during the period	$(238)	$(146)	$(184)	$119
Less: Net gains and losses recognized during the period on securities sold	—	(3)	—	4

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(238)	$(143)	$(184)	$115

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2020
Beginning balance	$252	$1,398	$243	$2,833	$79	$945	$-	$5,750
Charge-offs	—	(29)	(58)	(255)	—	(1)	—	(343)
Recoveries	—	1	46	4	—	2	—	53
Provision	17	(285)	48	961	31	122	331	1,225
Ending balance	$269	$1,085	$279	$3,543	$110	$1,068	$331	$6,685

Allowance for Loan Losses Nine Months Ended September 30, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	—	(46)	(242)	(255)	—	(8)	—	(551)
Recoveries	—	2	156	4	—	17	—	179
Provision	(202)	474	95	2,131	34	419	49	3,000
Ending balance	$269	$1,085	$279	$3,543	$110	$1,068	$331	$6,685

Individually evaluated for impairment	$—	$1	$1	$13	$—	$218	$—	$233

Collectively evaluated for impairment	$269	$1,084	$278	$3,530	$110	$850	$331	$6,452

Loans
September 30, 2020
Individually evaluated for impairment	$373	$345	$19	$2,149	$—	$2,203		$5,089
Collectively evaluated for impairment	53,130	297,886	34,104	449,041	16,489	199,930		1,050,580
Acquired with deteriorated credit quality	—	7,889	30	12,116	—	3,092		23,127
Ending balance	$53,503	$306,120	$34,153	$463,306	$16,489	$205,225		$1,078,796

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2019
Beginning balance	$362	$818	$335	$2,398	$43	$522	$323	$4,801
Charge-offs	-	(81)	(71)	(589)	-	(11)	-	(752)
Recoveries	-	1	25	16	-	5	-	47
Provision	111	(87)	(27)	(182)	5	(80)	260	-
Ending balance	$473	$651	$262	$1,643	$48	$436	$583	$4,096

Allowance for Loan Losses Nine Months Ended September 30, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	-	(83)	(222)	(589)	-	(25)	-	(919)
Recoveries	65	21	113	22	-	121	-	342
Provision	(73)	(179)	117	284	10	(197)	38	-
Ending balance	$473	$651	$262	$1,643	$48	$436	$583	$4,096

Individually evaluated for impairment	$85	$2	$4	$14	$-	$186	$-	$291

Collectively evaluated for impairment	$388	$649	$258	$1,629	$48	$250	$583	$3,805

Loans
September 30, 2019
Individually evaluated for impairment	$389	$279	$20	$2,331	$-	$2,646		$5,665
Collectively evaluated for impairment	49,668	81,252	24,388	141,975	11,188	92,670		401,141
Acquired with deteriorated credit quality	-	-	-	-	-	-		-
Ending balance	$50,057	$81,531	$24,408	$144,306	$11,188	$95,316		$406,806

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2019
Individually evaluated for impairment	$103	$-	$4	$13	$-	$235	$-	$355

Collectively evaluated for impairment	$368	$655	$266	$1,650	$76	$405	$282	$3,702

Loans
December 31, 2019
Individually evaluated for impairment	$924	$259	$17	$2,288	$-	$2,434		$5,922
Collectively evaluated for impairment	56,415	141,583	38,524	323,358	13,411	215,106		788,397
Acquired with deteriorated credit quality	-	6,241	313	733	-	442		7,729
Ending balance	$57,339	$148,083	$38,854	$326,379	$13,411	$217,982		$802,048

The provision for loan losses was $1,225,000 in the third quarter of 2020, compared to $0 in the same period in the prior year. The third quarter of 2020 provision was deemed prudent due to growth in ChoiceOne’s loan portfolio and the uncertainty of the impact of the global coronavirus (COVID-19) pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne estimates these losses have been incurred as of September 30, 2020, and expects increased levels of past due loans, nonperforming loans and loan losses.

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

Risk rating 6 or special mention:  Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that ChoiceOne Bank will sustain some future loss if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual assets classified as substandard. Loans falling into this category should have clear action plans and timelines with benchmarks to determine which direction the relationship will move.

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

Risk rating 9 or loss: Loans in this classification are considered uncollectible and cannot be justified as a viable asset of ChoiceOne Bank. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Pass	$49,855	$55,866	$293,858	$146,728	$448,053	$322,105
Special Mention	3,275	1,094	4,526	1,081	5,275	1,332
Substandard	373	379	7,736	274	8,505	2,942
Doubtful	-	-	-	-	1,473	-
	$53,503	$57,339	$306,120	$148,083	$463,306	$326,379

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019	2020	2019
Performing	$34,134	$38,838	$16,489	$13,411	$204,293	$216,651
Nonperforming	-	-	-	-	157	-
Nonaccrual	19	16	-	-	775	1,331
	$34,153	$38,854	$16,489	$13,411	$205,225	$217,982

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and nine months ended September 30, 2020. There were no new TDRs in 2019.

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	1	$67	$67
Commercial Real Estate	-	-	-	2	1,666	1,666
Total	-	$-	$-	3	$1,733	$1,733

The following schedule provides information on TDRs as of September 30, 2020 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and nine months ended September 30, 2020, which loans had been modified and classified as TDRs during the year prior to the default.  There were no TDRs as of September 30, 2019 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and nine months ended September 30, 2019, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	1	$67	1	$67
Commercial Real Estate	2	1,666	2	1,666
Total	3	$1,733	3	$1,733

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, passed by Congress on March 27, 2020, states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. ChoiceOne offered an initial 90-day deferment beginning in March 2020 to both commercial and retail borrowers where the borrower could defer either the principal portion of their payments or both the principal and interest portions.  As of September 30, 2020, ChoiceOne had granted deferments on approximately 750 loans with loan balances totaling $148 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferments in accordance with the CARES act; however, significantly fewer customers requested further deferment.  Less than 50 deferments remained active with loan balances totaling $10.3 million at September 30, 2020 with all other previous deferments resuming their payments in accordance with loan terms.  ChoiceOne will continue to attempt to assist borrowers as needed in the remainder of 2020.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2020
With no related allowance recorded
Agricultural	$373	$440	$-
Commercial and industrial	284	395	-
Consumer	4	5	-
Construction real estate	-	-	-
Commercial real estate	1,859	2,664	-
Residential real estate	196	200	-
Subtotal	2,716	3,704	-
With an allowance recorded
Agricultural	-	-	-
Commercial and industrial	61	64	1
Consumer	15	16	1
Construction real estate	-	-	-
Commercial real estate	290	290	13
Residential real estate	2,007	2,068	218
Subtotal	2,373	2,438	233
Total
Agricultural	373	440	-
Commercial and industrial	345	459	1
Consumer	19	21	1
Construction real estate	-	-	-
Commercial real estate	2,149	2,954	13
Residential real estate	2,203	2,268	218
Total	$5,089	$6,142	$233

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2019
With no related allowance recorded
Agricultural	$545	$545	$-
Commercial and industrial	259	340	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	1,882	2,471	-
Residential real estate	42	42	-
Subtotal	2,728	3,398	-
With an allowance recorded
Agricultural	379	439	103
Commercial and industrial	-	-	-
Consumer	17	18	4
Construction real estate	-	-	-
Commercial real estate	406	406	13
Residential real estate	2,392	2,460	235
Subtotal	3,194	3,323	355
Total
Agricultural	924	984	103
Commercial and industrial	259	340	-
Consumer	18	18	4
Construction real estate	-	-	-
Commercial real estate	2,287	2,877	13
Residential real estate	2,434	2,502	235
Total	$5,922	$6,721	$355

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three- and nine-month periods ended September 30, 2020 and 2019:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2020
With no related allowance recorded
Agricultural	$376	$-
Commercial and industrial	142	-
Consumer	2	-
Construction real estate	-	-
Commercial real estate	929	3
Residential real estate	109	1
Subtotal	1,558	4
With an allowance recorded
Agricultural	-	-
Commercial and industrial	191	-
Consumer	20	-
Construction real estate	-	-
Commercial real estate	1,268	4
Residential real estate	2,163	17
Subtotal	3,642	21
Total
Agricultural	376	-
Commercial and industrial	333	-
Consumer	22	-
Construction real estate	-	-
Commercial real estate	2,197	7
Residential real estate	2,272	18
Total	$5,200	$25

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2019
With no related allowance recorded
Agricultural	$-	$-
Commercial and industrial	129	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	941	-
Residential real estate	109	1
Subtotal	1,179	1
With an allowance recorded
Agricultural	389	-
Commercial and industrial	191	-
Consumer	37	1
Construction real estate	-	-
Commercial real estate	1,693	13
Residential real estate	2,521	48
Subtotal	4,831	62
Total
Agricultural	389	-
Commercial and industrial	320	-
Consumer	37	1
Construction real estate	-	-
Commercial real estate	2,634	13
Residential real estate	2,630	49
Total	$6,010	$63

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2020
With no related allowance recorded
Agricultural	$324	$-
Commercial and industrial	201	-
Consumer	1	-
Construction real estate	-	-
Commercial real estate	1,405	11
Residential real estate	84	5
Subtotal	2,015	16
With an allowance recorded
Agricultural	190	-
Commercial and industrial	102	-
Consumer	18	-
Construction real estate	-	-
Commercial real estate	826	16
Residential real estate	2,273	71
Subtotal	3,409	87
Total
Agricultural	514	-
Commercial and industrial	303	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	2,231	27
Residential real estate	2,357	76
Total	$5,424	$103

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2019
With no related allowance recorded
Agricultural	$46	$-
Commercial and industrial	65	9
Consumer	-	-
Construction real estate	-	-
Commercial real estate	507	61
Residential real estate	156	4
Subtotal	774	74
With an allowance recorded
Agricultural	390	-
Commercial and industrial	107	2
Consumer	56	1
Construction real estate	-	-
Commercial real estate	1,117	27
Residential real estate	2,510	112
Subtotal	4,180	142
Total
Agricultural	436	-
Commercial and industrial	172	11
Consumer	56	1
Construction real estate	-	-
Commercial real estate	1,624	88
Residential real estate	2,666	116
Total	$4,954	$216

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2020
Agricultural	$-	$-	$373	$373	$53,130	$53,503	$-
Commercial and industrial	369	-	666	1,035	305,085	306,120	-
Consumer	75	-	-	75	34,078	34,153	-
Commercial real estate	1,164	16	1,884	3,064	460,242	463,306	-
Construction real estate	-	663	-	663	15,826	16,489	-
Residential real estate	152	609	235	996	204,229	205,225	157
	$1,760	$1,288	$3,158	$6,206	$1,072,590	$1,078,796	$157

December 31, 2019
Agricultural	$-	$68	$-	$68	$57,271	$57,339	$-
Commercial and industrial	542	15	259	816	147,267	148,083	-
Consumer	121	19	11	151	38,703	38,854	-
Commercial real estate	-	-	1,882	1,882	324,497	326,379	-
Construction real estate	-	-	-	-	13,411	13,411	-
Residential real estate	2,466	582	393	3,441	214,541	217,982	-
	$3,129	$684	$2,545	$6,358	$795,690	$802,048	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Agricultural	$373	$379
Commercial and industrial	727	776
Consumer	20	16
Commercial real estate	3,186	2,185
Construction real estate	-	-
Residential real estate	775	1,331
	$5,081	$4,687

The table below details the outstanding balances of the County Bank Corp. acquired loan portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,894)	(2,079)
Carrying balance at acquisition date	$4,616	$385,500	$390,116

The table below presents a roll forward of the accretable yield on County Bank Corp. acquired loan portfolio for the nine months ended September 30, 2020 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$(185)	$(1,819)	$(2,004)
Accretion January 1, 2020 through June 30, 2020	45	61	106
Balance, June 30, 2020	(140)	(1,758)	(1,898)
Accretion July 1, 2020 through September 30, 2020	2	194	196
Balance, September 30, 2020	$(138)	$(1,564)	$(1,702)

The table below details the outstanding balances of the Community Shores Bank Corporation acquired loan portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$20,491	$158,495	$178,986
Nonaccretable difference	(3,547)	-	(3,547)
Expected cash flows	16,944	158,495	175,439
Accretable yield	(869)	(596)	(1,465)
Carrying balance at acquisition date	$16,075	$157,899	$173,974

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the nine months ended September 30, 2020 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, July 1, 2020	$(869)	$(596)	$(1,465)
Accretion July 1, 2020 through September 30, 2020	20	82	102
Balance, September 30, 2020	$(849)	$(514)	$(1,363)

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2020	2019	2020	2019
Basic
Net income	$3,829	$1,021	$11,513	$4,144

Weighted average common shares outstanding	7,783,005	3,633,474	7,429,765	3,626,961

Basic earnings per common shares	$0.49	$0.28	$1.55	$1.14

Diluted
Net income	$3,829	$1,021	$11,513	$4,144

Weighted average common shares outstanding	7,783,005	3,633,474	7,429,765	3,626,961
Plus dilutive stock options and restricted stock units	7,460	23,964	7,888	19,870

Weighted average common shares outstanding and potentially dilutive shares	7,790,465	3,657,438	7,437,653	3,646,831

Diluted earnings per common share	$0.49	$0.28	$1.55	$1.14

There were no stock options that were considered to be anti-dilutive to earnings per share for the three and nine months ended September 30, 2020.  There were no stock options that were considered to be anti-dilutive to earnings for the three months ended September 30, 2019 and 13,500 that were considered to be anti-dilutive to earnings for the nine months ended September 30, 2019 and were excluded from the calculation above.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Assets
Cash and cash equivalents	$117,883	$117,883	$117,883	$-	$-
Equity securities at fair value	2,667	2,667	1,187	-	1,480
Securities available for sale	393,338	393,338	-	382,025	11,313
Federal Home Loan Bank and Federal
Reserve Bank stock	6,771	6,771	-	6,771	-
Loans held for sale	35,826	36,901	-	36,901	-
Loans to other financial institutions	55,064	55,064	-	55,064	-
Loans, net	1,072,111	1,069,641	-	-	1,069,641
Accrued interest receivable	6,610	6,610	-	6,610	-
Interest rate lock commitments	1,756	1,756	-	1,756	-

Liabilities
Noninterest-bearing deposits	447,548	447,548	-	447,548	-
Interest-bearing deposits	1,138,822	1,140,084	-	1,140,084	-
Borrowings	13,234	13,284	-	13,284	-
Accrued interest payable	229	229	-	229	-

December 31, 2019
Assets
Cash and due from banks	$59,558	$59,558	$59,558	$-	$-
Equity securities at fair value	2,851	2,851	1,379	-	1,472
Securities available for sale	339,579	339,579	-	327,212	12,367
Federal Home Loan Bank and Federal
Reserve Bank stock	6,458	6,458	-	6,458	-
Loans held for sale	3,095	3,134	-	3,134	-
Loans to other financial institutions	51,048	51,048	-	51,048	-
Loans, net	797,991	793,270	-	-	793,270
Accrued interest receivable	3,965	3,965	-	3,965	-
Interest rate lock commitments	68	68	-	68	-

Liabilities
Noninterest-bearing deposits	287,460	287,460	-	287,460	-
Interest-bearing deposits	867,142	867,154	-	867,154	-
Federal Home Loan Bank advances	33,198	33,243	-	33,243	-
Accrued interest payable	411	411	-	411	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about assets and liabilities measured at fair value on a recurring basis and the valuation techniques used to determine those fair values.

In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that ChoiceOne Bank has the ability to access.

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

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. ChoiceOne Bank’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.

There were no liabilities measured at fair value as of September 30, 2020 or December 31, 2019. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2020
Equity securities	$1,187	$-	$1,480	$2,667

Investment Securities, Available for Sale - September 30, 2020
U. S. Government and federal agency	$-	$2,061	$-	$2,061
U. S. Treasury notes and bonds	-	2,065	-	2,065
State and municipal	-	258,237	10,313	268,550
Mortgage-backed	-	116,773	-	116,773
Corporate	-	2,889	-	2,889
Trust preferred securities	-	-	1,000	1,000
Total	$-	$382,025	$11,313	$393,338

Interest Rate Lock Commitments - September 30, 2020
Interest rate lock commitments	$-	$-	$1,756	$1,756

Equity Securities Held at Fair Value - December 31, 2019
Equity securities	$1,379	$-	$1,472	$2,851

Investment Securities, Available for Sale - December 31, 2019
U. S. Government and federal agency	$-	$17,215	$-	$17,215
U. S. Treasury notes and bonds	-	2,008	-	2,008
State and municipal	-	162,557	11,367	173,924
Mortgage-backed	-	142,760	-	142,760
Corporate	-	2,672	-	2,672
Trust preferred securities	-	-	1,000	1,000
Total	$-	$327,212	$12,367	$339,579

Interest Rate Lock Commitments - December 31, 2019
Interest rate lock commitments	$-	$-	$68	$68

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2020	2019
Equity Securities Held at Fair Value
Balance, January 1	$1,472	$886
Total realized and unrealized gains included in noninterest income	8	114
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Balance, September 30	$1,480	$1,000

Investment Securities, Available for Sale
Balance, January 1	$12,367	$8,498
Total unrealized gains included in other comprehensive income	452	350
Net purchases, sales, calls, and maturities	(1,506)	1,429
Net transfers into Level 3	-	-
Balance, September 30	$11,313	$10,277

Of the available for sale Level 3 assets that were held by ChoiceOne at September 30, 2020, the net unrealized gain as of September 30, 2020 was $826,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet.

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

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2020	$5,089	$-	$-	$5,089
December 31, 2019	$5,922	$-	$-	$5,922

Other Real Estate
September 30, 2020	$676	$-	$-	$676
December 31, 2019	$929	$-	$-	$929

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019

Service charges and fees on deposit accounts	$842	$690	$2,498	$1,987
Interchange income	1,217	404	2,808	1,288
Investment commission income	123	72	384	177
Trust fee income	197	-	569	-
Other charges and fees for customer services	111	57	342	177
Noninterest income from contracts with customers within the scope of ASC 606	2,490	1,223	6,601	3,629
Noninterest income within the scope of other GAAP topics	3,835	712	10,408	2,092
Total noninterest income	$6,326	$1,935	$17,009	$5,721

NOTE 8 – BUSINESS COMBINATION

Community Shores Bank Corporation

ChoiceOne completed the acquisition of Community Shores Bank Corporation (“Community Shores”) with and into ChoiceOne, with ChoiceOne as the surviving entity, effective on July 1, 2020. Community Shores had 4 branch offices as of the date of the merger. Total assets of Community Shores as of July 1, 2020 were $244 million, including total loans of $174 million. Deposits acquired in the merger, the majority of which were core deposits, totaled $228 million. The impact of the merger has been included in ChoiceOne’s results of operations since the effective date of the merger. As consideration in the merger, ChoiceOne issued 524,139 shares of ChoiceOne common stock, which was net of 84 fractional shares not issued, and cash in the amount of $5,390,000 with an approximate total value of $20.9 million.  The initial accounting for the business combination has been determined provisionally for the fair value of certain assets and liabilities, including loans, core deposit intangible, and deferred taxes.  Management expects to finalize calculations supporting the fair value of these assets and liabilities during the measurement period.

The table below presents the allocation of purchase price for the merger with Community Shores (dollars in thousands):

Purchase Price

Consideration	$20,881

Net assets acquired:
Cash and cash equivalents	41,023
Securities available for sale	20,023
Federal Home Loan Bank and Federal Reserve Bank stock	300
Originated loans	173,974
Premises and equipment	6,204
Other real estate owned	346
Deposit based intangible	760
Other assets	1,345
Total assets	243,975

Non-interest bearing deposits	65,499
Interest bearing deposits	162,333
Total deposits	227,832
Trust preferred securities	3,039
Other liabilities	136
Total liabilities	231,007

Net assets acquired	12,968

Goodwill	$7,913

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiaries ChoiceOne Bank and Community Shores Bank, and ChoiceOne Bank’s wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc. and Lakestone Financial Services, Inc., and Community Shores’ wholly-owned subsidiary, Community Shores Financial Services, Inc..  Community Shores Bank was consolidated with and into ChoiceOne Bank effective October 16, 2020. This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

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

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the third quarter of 2020 was $3,829,000, which represented an increase of $2,808,000 or 275% compared to the third quarter period in 2019. Net income for the first nine months of 2020 was $11,513,000, which represented an increase of $7,369,000 or 178% compared to the first nine months of the prior year. Growth in the first nine months of 2020 compared to the same period in the prior year primarily resulted from the impact of the merger with County Bank Corp. ("County") that was effective on October 1, 2019 and the impact of the merger with Community Shores Bank Corporation ("Community Shores") that was effective on July 1, 2020. Noninterest expense was impacted by $2,526,000 and $1,351,000 of costs related to the merger with County and the merger with Community Shores in the first nine months of 2020 and 2019, respectively. Net income, adjusted to exclude tax-effected merger-related expenses, would have been $13,680,000 in the first nine months of 2020 compared to $5,338,000 in the first nine months of 2019.

Basic and diluted earnings per common share were $0.49 for the third quarter and $1.55 for the first nine months of 2020 compared to $0.28 and $1.14, respectively, for the same periods in 2019.  Basic and diluted earnings per common share, adjusted to exclude the tax-effected merger-related expenses, would have been $1.84 in the first nine months of 2020 compared to adjusted basic and diluted earnings per common share of $1.47 and $1.46 respectively, in the first nine months of the prior year.  The return on average assets and return on average shareholders’ equity percentages were 0.87% and 7.50%, respectively, for the first nine months of 2020, compared to 0.83% and 6.62%, respectively, for the same period in 2019.

Net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger-related expenses are non-GAAP financial measures.  Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measures.

Acquisition of Community Shores Bank Corporation

ChoiceOne completed the acquisition of Community Shores Bank Corporation (“Community Shores”) with and into ChoiceOne effective on July 1, 2020. Community Shores had 4 branch offices as of the date of the acquisition. Total assets of Community Shores as of July 1, 2020 were $244 million, including total loans of $174 million. Deposits acquired in the merger, the majority of which were core deposits, totaled $228 million. The impact of the merger has been included in ChoiceOne’s results of operations since the effective date of the merger. As consideration in the merger, ChoiceOne issued 524,139 shares of ChoiceOne common stock, which was net of 84 fractional shares not issued, and cash in the amount of $5,390,000 with an approximate total value of $20.9 million.  The consolidation of Community Shores Bank with and into ChoiceOne Bank was completed on October 16, 2020.

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

COVID-19 has also affected ChoiceOne's customers. Although there were no material increases in delinquencies or net charge-offs in the third quarter of 2020, ChoiceOne increased its provision for loan losses to $1,225,000 in anticipation of an expected increase in levels of delinquencies and loan losses related to the impact of COVID-19. Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19 and has granted approximately 750 payment deferrals on numerous loans to borrowers affected by the pandemic.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferment in accordance with the CARES act; however, significantly fewer customers requested further deferment.  Less than 50 deferments remained active with loan balances totaling just $10.3 million at September 30, 2020 with all other previous deferments resuming their payments in accordance with loan terms.  ChoiceOne will continue to attempt to assist borrowers using various means through the remainder of 2020.

In addition, ChoiceOne processed over $126 million in Paycheck Protection Program ("PPP") loans through September 30, 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. The PPP expired on August 8, 2020.  Gross fees associated with PPP loans originated through September 30, 2020 totaled $4.7 million.  Costs associated with these loans were approximately $0.2 million and the net of $4.5 million is being recognized over the term of the loans.  Upon the SBA forgiveness, unrecognized fees are then recognized into interest income. Fee income, which was included in interest income, recognized in the three months and nine months ended September 30, 2020 was $1.0 million and $1.8 million, respectively.

Dividends

Cash dividends of  $1,558,000 or $0.20 per share were declared in the third quarter of 2020, compared to $2,906,000 or $0.80 per share declared in the third quarter of 2019.  Cash dividends declared in the first nine months of 2020 were $4,459,000 or $0.60 per share, compared to $4,356,000 or $1.20 per share in the prior year.  The amount of the cash dividends declared in the third quarter and first nine months of 2019 included the special cash dividend of $2,180,000 or $0.60 per share declared and paid in the third quarter of 2019 in connection with the merger of County with and into ChoiceOne.  The cash dividend payout percentage was 39% for the first nine months of 2020.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three- and nine-month periods ended September 30, 2020 and 2019.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$1,139,634	$13,052	4.58%	$429,448	$5,396	5.03%
Taxable securities (2)	214,382	1,149	2.14	107,689	728	2.70
Nontaxable securities (1)	158,982	1,159	2.92	53,581	447	3.33
Other	125,991	40	0.13	17,471	87	2.00
Interest-earning assets	1,638,989	15,400	3.76	608,189	6,658	4.38
Noninterest-earning assets	200,062			64,757
Total assets	$1,839,051			$672,946

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$626,920	$428	0.27%	$217,717	$274	0.50%
Savings deposits	306,198	116	0.15	75,471	12	0.06
Certificates of deposit	194,967	402	0.83	131,989	687	2.08
Advances from Federal Home Loan Bank	176	1	2.42	1,027	8	3.02
Other	13,064	142	4.34	1,360	10	3.05
Interest-bearing liabilities	1,141,325	1,089	0.38	427,564	991	0.93
Demand deposits	467,709			157,182
Other noninterest-bearing liabilities	7,415			2,812
Total liabilities	1,616,449			587,558
Shareholders' equity	222,602			85,388
Total liabilities and shareholders' equity	$1,839,051			$672,946

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$14,311			$5,667

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.38%			3.46%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$14,311			$5,667
Adjustment for taxable equivalent interest		(249)			(97)
Net interest income (GAAP)		$14,062			$5,570
Net interest margin (GAAP)			3.49%			3.66%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

	Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$973,334	$34,125	4.67%	$426,444	$16,072	5.03%
Taxable securities (2)	267,577	4,563	2.27	114,004	2,255	2.64
Nontaxable securities (1)	97,076	2,231	3.06	54,356	1,368	3.36
Other	69,061	241	0.46	11,551	194	2.24
Interest-earning assets	1,407,048	41,160	3.90	606,355	19,889	4.37
Noninterest-earning assets	349,281			61,710
Total assets	$1,756,329			$668,065

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$550,385	$1,409	0.34%	$213,295	$809	0.51%
Savings deposits	247,485	181	0.10	74,760	31	0.06
Certificates of deposit	180,762	1,639	1.21	128,077	1,908	1.99
Advances from Federal Home Loan Bank	12,316	218	2.36	11,576	238	2.74
Other	11,652	149	1.70	1,797	39	2.92
Interest-bearing liabilities	1,002,600	3,596	0.48	429,505	3,025	0.94
Demand deposits	370,032			153,097
Other noninterest-bearing liabilities	179,033			1,963
Total liabilities	1,551,665			584,565
Shareholders' equity	204,664			83,500
Total liabilities and shareholders' equity	$1,756,329			$668,065

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,564			$16,864

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.42%			3.43%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,564			$16,864
Adjustment for taxable equivalent interest		(485)			(297)
Net interest income (GAAP)		$37,079			$16,567
Net interest margin (GAAP)			3.56%			3.64%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2020 Over 2019
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$7,656	$10,922	$(3,266)
Taxable securities	421	1,339	(918)
Nontaxable securities (2)	712	1,087	(375)
Other	(47)	528	(575)
Net change in interest income	8,742	13,876	(5,134)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	154	920	(766)
Savings deposits	104	69	35
Certificates of deposit	(285)	1,337	(1,622)
Advances from Federal Home Loan Bank	(7)	(6)	(1)
Other	132	125	7
Net change in interest expense	98	2,445	(2,347)
Net change in tax-equivalent net interest income	$8,644	$11,431	$(2,787)

	Nine Months Ended September 30,
(Dollars in thousands)	2020 Over 2019
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$18,053	$19,983	$(1,930)
Taxable securities	2,308	2,849	(541)
Nontaxable securities (2)	863	1,065	(202)
Other	47	396	(349)
Net change in interest income	21,271	24,293	(3,023)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	600	1,091	(491)
Savings deposits	150	118	32
Certificates of deposit	(269)	886	(1,155)
Advances from Federal Home Loan Bank	(20)	21	(41)
Other	110	143	(33)
Net change in interest expense	571	2,259	(1,688)
Net change in tax-equivalent net interest income	$20,700	$22,034	$(1,334)

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

Net Interest Income

Tax-equivalent net interest income increased $20.7 million in the first nine months of 2020 compared to the same period in 2019 primarily due to the impact of the merger with County that was effective on October 1, 2019 and the merger with Community Shores that was effective July 1, 2020, partially offset by a reduction in ChoiceOne’s net interest margin. Net interest margin on a tax-equivalent basis declined by 1 basis point from 3.43% in the first nine months of 2019 to 3.42% in the same period in 2020.  Interest income was aided in the nine months ended September 30, 2020 by $1.8 million of loan fees recognized from loans originated under the Paycheck Protection Program.

The average balance of loans increased $546.9 million in the first nine months of 2020 compared to the same period in 2019, the majority of which was due to the impact of the mergers with County and Community Shores. The average balance in all loan categories, including loans to other financial institutions, were higher in 2020 than in 2019 as a result of the mergers. The increase in the average loans balance was partially offset by a 36 basis points decline in the average rate earned. Part of the decrease was caused by short-term market interest rates which were reduced 150 basis points by the Federal Open Market Committee in March 2020. The combination of these factors caused tax-equivalent interest income from loans to increase $18.1 million in the first nine months of 2020 compared to the same period in the prior year. The average balance of total securities increased $196.3 million in the first nine months of 2020 compared to the same period in 2019. The increase in the securities portfolio resulted primarily from the mergers with County and Community Shores.  The effect of the average balance growth, partially offset by a combined 38 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $3.2 million in the first nine months of 2020 compared to the same quarter in 2019. Growth in other interest-earning assets as a result of the mergers with County and Community Shores caused interest income to grow $47,000 in the first nine months of 2020 compared to the same period in the prior year.

The average balance in all interest-bearing liabilities categories were higher in the third quarter and first nine months of 2020 compared to the same periods in 2019 as a result of the mergers with County and Community Shores. Growth of $337.1 million in the average balance of interest-bearing demand deposits, partially offset by a 17 basis point decrease in the average rate paid, caused interest expense to be $600,000 higher in the first nine months of 2020 compared to the first nine months of the prior year. The average balance of certificates of deposit was up $52.7 million in the first nine months of 2020 compared to the same period in 2019. The growth was overshadowed by a reduction of 78 basis points in the average rate paid on certificates which caused interest expense to decrease $269,000 in the first nine months of 2020 compared to the same period in 2019.

Provision and Allowance for Loan Losses

The provision for loan losses was $1,225,000 in the third quarter and $3,000,000 in the first nine months of 2020, compared to $0 in both periods in the prior year. The provision in the third quarter and first nine months of 2020 was deemed prudent due to growth in ChoiceOne’s loan portfolio and the economic impact on ChoiceOne's local market areas and the national economy resulting from the COVID-19 pandemic. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne estimates these losses have been incurred as of September 30, 2020, and expects increased levels of past due loans, nonperforming loans and loan losses may occur. Nonperforming loans were $7.0 million as of September 30, 2020, compared to $6.4 million as of December 31, 2019, and $5.6 million as of September 30, 2019.  The allowance for loan losses was 0.62% of total loans at September 30, 2020, compared to 0.51% at December 31, 2019 and 1.01% at September 30, 2019.  Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition. If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total would have represented 1.52% of total loans at September 30, 2020.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2020 and 2019 were as follows:

(Dollars in thousands)	2020		2019
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$65
Commercial and industrial	46	2	83	21
Consumer	242	156	222	113
Commercial real estate	255	4	589	22
Construction real estate	-	-	-	-
Residential real estate	8	17	25	121
	$551	$179	$919	$342

Net charge-offs were $290,000 in the third quarter and $372,000 in the first nine months of 2020, compared to net charge-offs of $705,000 and $577,000 during the same time periods in 2019. Net charge-offs on an annualized basis as a percentage of average loans were 0.05% in the first nine months of 2020 compared to annualized net charge-offs of 0.18% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that COVID-19 will also have a significant impact in the remainder of 2020 and beyond. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact of COVID-19 on ChoiceOne. ChoiceOne offered an initial 90-day deferment beginning in March 2020 to both commercial and retail borrowers where the borrower could defer either the principal portion of their payment or both the principal and interest portions.  Management processed approximately 750 payment deferrals with loan balances totaling $148 million for commercial and retail borrowers through September 30, 2020.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferments in accordance with the CARES act; however, significantly fewer customers requested further deferment.  Less than 50 deferments remained active with loan balances totaling just $10.3 million at September 30, 2020 with all other previous deferments resuming their payment in accordance with loan terms.  ChoiceOne will continue to attempt to assist borrowers using various means through the remainder of 2020.

ChoiceOne has allocated approximately $1.4 million in the allowance for loan losses to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic and from which a higher concentration of deferral requests have been received during the past nine months.  ChoiceOne understands that a deferral request does not automatically mean a borrower is at a risk of loss, but assumes this to be a possible indicator.

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

All loans which have requested a second deferment have an additional 300 basis points of allowance allocated to them.  Loans highly affected and moderately affected based on their commercial industry category have allocated to them an additional 25 basis points and 15 basis points, respectively.  ChoiceOne has also allocated 15 basis points to all retail loan categories.  It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors.  ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the future and the impact of COVID-19 becomes more apparent, the provision and allowance for loan losses will be reviewed by ChoiceOne's management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income increased $4.4 million in the third quarter and $11.3 million in the first nine months of 2020 compared to the same periods in 2019.  Growth in many of the income categories resulted from the merger with County that was effective on October 1, 2019 and the merger with Community Shores that was effective on July 1, 2020.  Gains on sales of loans were also impacted by lower interest rates for residential real estate loans in 2020 than in 2019, which caused loan refinancing origination activity to grow significantly. The increase in net gains on sales of securities in 2020 compared to 2019 was caused by a restructuring of ChoiceOne's securities portfolio in the second quarter of 2020 to take advantage of the low market interest rates. Trust income was a result of activity from trust services added from the merger with County.  The negative change in the market value of equity securities in the first three quarters of 2020 compared to the positive change in the same period in the prior year was due primarily to the effect of the COVID-19 pandemic on equity market values in 2020.

Noninterest Expense

Total noninterest expense increased $8.2 million in the third quarter and $19.6 million in the first nine months of 2020 compared to the same periods in 2019. All expense categories grew as a result of the merger with County that was effective on October 1, 2019 and the merger with Community Shores that was effective on July 1, 2020.  The mergers' impacts on salaries and benefits expense was partially offset by retirements and certain other staffing reductions. Salaries and benefits included a higher level of commission expense in the third quarter and first nine months of 2020 compared to the same periods in the prior year as a result of the significant increase in residential mortgage loan originations in 2020. Data processing expense for the first nine months of 2020 included costs related to the consolidation of the core processing systems of ChoiceOne Bank and Lakestone Bank & Trust which occurred in the second quarter of 2020. Merger-related expenses in 2020 and 2019 consisted primarily of professional fees related to the mergers with County and Community Shores, which contributed to the increase in expense in the first nine months of 2020 compared to the same period in the prior year. The intangible amortization expense in 2020 represented the amortization of the core deposit intangible that resulted from the mergers with County and Community Shores.

Income Tax Expense

Income tax expense was $2,460,000 in the first nine months of 2020 compared to $671,000 for the same period in 2019.  The increase was due to a higher level of income before income tax.  The effective tax rate was 17.6% for the first nine months of 2020 and 13.9% for the first nine months of 2019. The higher effective tax rate in the first nine months of 2020 was primarily due to tax-exempt interest income comprising a smaller percentage of total interest income in 2020 than in same period in the prior year.

FINANCIAL CONDITION

Securities

The securities available for sale portfolio increased $53.8 million from December 31, 2019 to September 30, 2020.  The increase in the securities portfolio primarily resulted from purchases in 2020 in excess of sales and maturities. Various securities totaling $183.1 million were purchased in the first nine months of 2020.  Purchases were offset by approximately $121.9 million of securities sold and $25.3 million of securities called or matured during that same time period. Principal repayments on securities totaled $12.3 million in the first nine months of 2020.

Loans

Loans held for sale were $32.7 million higher at September 30, 2020 than at December 31, 2019. This was caused by a heightened level of refinancing activity of residential mortgage loans due to the low market interest rates that have existed in the majority of 2020.  Loans excluding loans held for sale and loans to other financial institutions grew $276.7 million from December 31, 2019 to September 30, 2020. A total of $174.0 million of loans were obtained from the merger with Community Shores.  Excluding the loans acquired from the Community Shores merger, growth of $96.2 million in commercial and industrial loans, $45.7 million in commercial real estate loans, and $0.9 million in construction real estate loans was offset by declines of $30.1 million, $5.6 million, and $3.8 million in residential real estate loans, consumer loans, and agricultural loans, respectively. The increase in commercial and industrial loans resulted from the origination of over 1,000 Paycheck Protection Program loans by ChoiceOne Bank in the second and third quarters of 2020, the balance of which was $126.1 million as of September 30, 2020.  The decline in the balance of residential real estate loans in the first nine months of 2020 was caused by loans held in ChoiceOne's portfolio that were refinanced and sold into the secondary market. The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $5.1 million at September 30, 2020, compared to $5.3 million as of June 30, 2020 and $5.9 million as of December 31, 2019.  The change in the first nine months of 2020 was primarily comprised of a decrease of $545,000 in impaired agricultural loans in the first quarter of 2020.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2020	2019
Loans accounted for on a nonaccrual basis	$5,081	$4,687
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	157	-
Loans defined as "troubled debt restructurings " which are not included above	1,790	1,726
Total	$7,028	$6,413

The increase in the nonaccrual loans balance in the first nine months of 2020 was primarily due to a $1,001,000 increase in nonaccrual commercial real estate loans, which was partially offset by a $556,000 reduction in nonaccrual residential real estate loans.  Approximately 51% of the balance of loans considered TDRs were performing according to their restructured terms as of September 30, 2020.  Management believes the allowance for loan losses allocated to its nonperforming loans was sufficient at September 30, 2020.

The provision for loan losses was $1,225,000 in the third quarter and $3,000,000 in the first nine months of 2020, compared to $0 in the same periods in the prior year. The provision in the third quarter and first nine months of 2020 was deemed prudent due to growth in ChoiceOne’s loan portfolio and the uncertainty of the impact of the global coronavirus (COVID-19) pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne expects increased levels of past due loans, nonperforming loans and loan losses may occur.

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, passed by Congress on March 27, 2020, states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. As of September 30, 2020, ChoiceOne had granted modifications on approximately 750 loans which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report. ChoiceOne will continue to assist borrowers through different means, including a second round of deferrals for which management saw significantly fewer requests in the third quarter of 2020 compared to the first round of requests in the second quarter of 2020.

Goodwill

Management performed its annual qualitative assessment of goodwill as of June 30, 2020. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average values for recently closed bank merger and acquisition transactions to ChoiceOne’s recently completed merger and acquisition transactions.  Despite ChoiceOne's market capitalization declining slightly from December 2019 to June 2020, ChoiceOne's financial performance has remained positive. ChoiceOne believes this is evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of ChoiceOne Bank’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2020 and there was no further quantitative assessment necessary.  Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne has contracted a third party assessment of goodwill which will take place in the next year.

Deposits and Borrowings

Total deposits increased $262.1 million in the third quarter and $431.8 million in the first nine months of 2020. $227.8 million of deposits were obtained from the merger with Community Shores.  Excluding deposits related to Community Shores in the third quarter of 2020, checking and savings deposits increased $223.6 million, while certificates of deposit declined $19.6 million in the first nine months of 2020. The change in checking and savings accounts was due in part to funds related to the stimulus package included in the CARES Act as well as funds on deposit from the PPP loans that were not fully utilized as of September 30, 2020. Seasonal fluctuations for ChoiceOne’s depositors also contributed to the growth in 2020.

Total borrowings declined $3.1 million in the third quarter and $20.0 million in the first nine months of 2020. Borrowings as of September 30, 2020 included a $10.0 million term note obtained by ChoiceOne in the second quarter of 2020 to fund the cash consideration paid in connection with the merger with Community Shores.  Borrowings also included $3.1 million obtained in the merger with Community Shores that represented a $4.5 million subordinated debt offering, offset by the merger mark-to-market adjustment.  Federal Home Loan Bank advances were reduced $33.0 million during the first nine months of 2020 as growth in local deposits decreased the need for supplemental funding. ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs if needed in the remainder of 2020.

Shareholders' Equity

Total shareholders' equity increased $20.3 million in the third quarter of 2020 and $30.8 million from December 31, 2019 to September 30, 2020. $15.5 million of common stock was issued as consideration in connection with the merger with Community Shores.  Other comprehensive income of $7.8 million in the first nine months of 2020 resulted from improvement in the market value of ChoiceOne’s available for sale securities. The improvement was caused by a reduction in general market interest rates in the first nine months of 2020. Net income for the first nine months of 2020, net of cash dividends declared, also contributed $7.1 million to the equity balance growth.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and the banks with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	158,672	13.4%	94,897	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	147,486	12.4	53,380	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	147,486	12.4	71,173	6.0	N/A	N/A
Tier 1 capital (to average assets)	147,486	8.3	70,973	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	142,390	13.7%	83,405	8.0%	104,257	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	135,705	13.0	46,915	4.5	67,767	6.5
Tier 1 capital (to risk weighted assets)	135,705	13.0	62,554	6.0	83,405	8.0
Tier 1 capital (to average assets)	135,705	8.9	60,773	4.0	75,966	5.0

Community Shores Bank
Total capital (to risk weighted assets)	15,831	11.2%	11,319	8.0%	14,149	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	15,831	11.2	6,367	4.5	9,197	6.5
Tier 1 capital (to risk weighted assets)	15,831	11.2	8,490	6.0	11,319	8.0
Tier 1 capital (to average assets)	15,831	6.4	9,913	4.0	12,392	5.0

December 31, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$135,836	14.2%	$76,288	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	131,785	13.8	42,912	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	131,785	13.8	57,216	6.0	N/A	N/A
Tier 1 capital (to average assets)	131,785	9.6	54,646	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$69,412	13.2%	$42,039	8.0%	$52,549	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	65,362	12.4	23,647	4.5	34,157	6.5
Tier 1 capital (to risk weighted assets)	65,362	12.4	31,530	6.0	42,039	8.0
Tier 1 capital (to average assets)	65,362	10.0	26,179	4.0	32,724	5.0

Lakestone Bank & Trust
Total capital (to risk weighted assets)	$63,885	15.0%	$34,056	8.0%	$42,570	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,885	15.0	19,156	4.5	27,670	6.5
Tier 1 capital (to risk weighted assets)	63,885	15.0	25,542	6.0	34,056	8.0
Tier 1 capital (to average assets)	63,885	9.0	28,338	4.0	35,423	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2020 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash used in operating activities was $20.3 million for the nine months ended September 30, 2020 compared to net cash provided of $5.4 million in the same period a year ago.  The change was primarily due to a $26.0 million net negative change in the difference between loans originated for sale and proceeds from loan sales in the first nine months of 2020 as compared to the same period in the prior year. Net cash used in investing activities was $98.0 million for the first nine months of 2020 compared to $8.5 million provided in the same period in 2019. Cash used for net loan originations and net purchases of securities was $100.6 million and $40.4 million higher, respectively, in the first three quarters of 2020 compared to the same period in 2019.  This was partially offset by $35.6 million of net cash received in the merger with Community Shores. Net cash from financing activities was $176.6 million in the nine months ended September 30, 2020, compared to $17.0 million used in the same period in the prior year. Higher growth of $206.9 million in deposits in the first nine months of 2020 was partially offset by an $18.0 million larger decline in wholesale funding compared to the same period in 2019.

ChoiceOne believes that the current level of liquidity is sufficient to meet ChoiceOne Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased from correspondent banks, advances available from the Federal Home Loan Bank, and secured lines of credit available from the Federal Reserve Bank.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2020	2019	2020	2019

Income before income tax	$4,614	$1,127	$13,973	$4,815
Adjustment for pre-tax merger expenses	1,707	763	2,526	1,351
Adjusted income before income tax	$6,321	$1,890	$16,499	$6,166

Income tax expense	$785	$106	$2,460	$671
Tax impact of adjustment for pre-tax merger expenses	284	142	359	157
Adjusted income tax expense	$1,069	$248	$2,819	$828

Net income	$3,829	$1,021	$11,513	$4,144
Adjustment for pre-tax merger expenses, net of tax impact	1,423	621	2,167	1,194
Adjusted net income	$5,252	$1,642	$13,680	$5,338

Basic earnings per share	$0.49	$0.28	$1.55	$1.14
Effect of merger expenses, net of tax impact	0.18	0.17	0.29	0.32
Adjusted basic earnings per share	$0.67	$0.45	$1.84	$1.47

Diluted earnings per share	$0.49	$0.28	$1.55	$1.14
Effect of merger expenses, net of tax impact	0.18	0.17	0.29	0.32
Adjusted diluted earnings per share	$0.67	$0.45	$1.84	$1.46

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2020. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business. In the belief of management, pending or current legal proceedings should not have a material effect on the consolidated financial condition of ChoiceOne.

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2019. As of the date of this report, ChoiceOne believes that the following risk factor related to the impact of COVID-19 also applies to ChoiceOne.

The continuing global coronavirus outbreak (COVID-19) and uncertainty related to legal requirements in Michigan could adversely affect the business and results of operations of ChoiceOne.

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

In response to the coronavirus outbreak, many state and local governments have instituted emergency restrictions that have substantially limited the activities of individuals and the operations of businesses and industries. In Michigan, Governor Gretchen Whitmer issued a series of “stay home, stay safe” executive orders beginning March 24, 2020, which required residents to remain at home "to the maximum extent feasible" and prohibited in-person work that "was not necessary to sustain or protect life."  These executive orders significantly limited economic activity in Michigan, placing restrictions on the operations of businesses and requiring businesses not deemed to be essential to limit or cease operations.  The Governor's executive orders, along with social distancing guidance issued by the Centers for Disease Control and Prevention, substantially affected many different types of businesses and have resulted in the temporary or permanent closing of businesses and significant layoffs and furloughs throughout Michigan and the United States. Later executive orders permitted a phased reopening of the Michigan economy. As of September 30, 2020, most businesses and institutions in Michigan were allowed to be open in some capacity, subject to stringent health and safety requirements, social distancing measures and face mask requirements.

In October 2020, the Michigan Supreme Court issued decisions invalidating all of Governor Whitmer’s executive orders effective immediately.  Governor Whitmer has sought to substantially re-implement the requirements of the executive orders by way of emergency orders issued by various state agencies.  In addition, certain county and municipal governments have issued emergency orders seeking to keep elements of the executive orders in place.  Further, the Michigan legislature has passed legislation codifying certain elements of the executive orders.  The decentralized implementation of state agency and local government executive orders, together with the possibility of legal challenges to these orders, creates uncertainty as to legal requirements applicable to businesses, institutions and individuals in Michigan.  This uncertainty may have a negative impact on the business, financial condition, and results of operations of ChoiceOne and its customers.

The ultimate effect of the coronavirus outbreak on the business of ChoiceOne will depend on numerous factors and future developments that are highly uncertain and cannot be predicted with confidence. At the time of the filing of this report, confirmed positive cases of coronavirus appear to be surging in Michigan and nationally. It is unknown how long the pandemic will last, or when restrictions on individuals and businesses will be fully lifted and businesses and their employees will be able to resume normal activities. Further, additional information may emerge regarding the severity of the pandemic and additional actions may be taken by federal, state, and local governments to contain the coronavirus or mitigate its impact. Changes in the behavior of customers, businesses and their employees as a result of the coronavirus outbreak, including social distancing practices, even after formal restrictions have been lifted, are also unknown. As a result of the coronavirus outbreak and the actions taken to contain it or mitigate its impact, ChoiceOne may experience changes in the value of collateral securing outstanding loans and reductions in the credit quality of borrowers and inability of borrowers to repay loans in accordance with their terms. These and similar factors and events may have substantial negative effects on ChoiceOne, and on its customers, stock price, financial condition, and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2020.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the third quarter of 2020.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 9, 2020	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)