Form 10-K
period 2020-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2021-04-01
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2020, the aggregate market value of common stock held by non-affiliates of the Registrant was $198.2 million. This amount is based on an average bid price of $29.56 per share for the Registrant's stock as of such date.

As of February 28, 2021, the Registrant had 7,801,084 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 27, 2021 are incorporated by reference into Part III of this Form 10-K.

ChoiceOne Financial Services, Inc.

Form 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne Financial Services, Inc. Words such as “anticipates,” “believes,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “estimates,” “look forward,” “continue,” “future,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. Examples of forward-looking statements also include, but are not limited to, statements related to the impact of the global coronavirus (COVID-19) pandemic on the businesses, financial condition and results of operations of ChoiceOne and its customers and statements regarding the outlook and expectations of ChoiceOne and its customers.   All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne Financial Services, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Explanatory Note

On July 1, 2020, ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2020 include the impact of the merger, which was effective as of July 1, 2020.

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp. ("County") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2019 and December 31, 2020 include the impact of the merger, which was effective as of October 1, 2019.

For additional details regarding the mergers with Community Shores and County, see Note 21 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Item 1.	Business

General

ChoiceOne is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp., a one-bank holding company for Valley Ridge Bank (“VRB”). In December 2006, VRB was consolidated into ChoiceOne Bank. Effective October 1, 2019, County, a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company.  Lakestone was consolidated into ChoiceOne Bank in May 2020.  On July 1, 2020, Community Shores Bank Corporation ("Community Shores"), a one bank holding company for Community Shores Bank, merged with and into the Company.   Community Shores Bank was consolidated into ChoiceOne Bank in October 2020. ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"), and all of the outstanding capital stock of Lakestone Financial Services, Inc. (“Lakestone Financial”) and Community Shores Financial Services, Inc. (“Community Shores Financial”).

The Company's business is primarily concentrated in a single industry segment, banking. ChoiceOne Bank (referred to as the “Bank”) is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. The Bank’s consumer loan departments make direct and indirect loans to consumers and purchasers of residential and real property. In addition, the Bank offers trust and wealth management services. No material part of the business of the Company or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Company.

The Bank’s primary market areas lie within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan, and Lapeer, Macomb, and St. Clair counties in southeastern Michigan in the communities where the Bank's respective offices are located. The Bank serves these markets through 32 full-service offices. The Company and the Bank have no foreign assets or income.

At December 31, 2020, the Company had consolidated total assets of $1.9 billion, net loans of $1.1 billion, total deposits of $1.7 billion and total shareholders' equity of $227.3 million. For the year ended December 31, 2020, the Company recognized consolidated net income of $15.6 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 60%, 64%, and 64% of total revenues in 2020, 2019, and 2018, respectively. Interest on securities accounted for 11%, 13%, and 14% of total revenues in 2020, 2019, and 2018, respectively. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes included in Item 8 of this report.

The information under the heading “The Coronavirus (COVID-19) Outbreak” on page 23 is incorporated herein by reference.

Competition

The Bank’s competition primarily comes from other financial institutions located within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan and Lapeer, Macomb, and St. Clair counties in southeastern Michigan. There are a number of larger commercial banks within the Bank’s primary market areas. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, credit unions, internet banks and other financial technology companies, and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

Supervision and Regulation

Banks and bank holding companies are extensively regulated. The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Company's activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve Board may determine to be closely related to banking. Prior approval of the Federal Reserve Board, and in some cases various other government agencies, is required for the Company to acquire control of any additional bank holding companies, banks or other operating subsidiaries. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support it.

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

The Company is a legal entity separate and distinct from the Bank. The Company's primary source of funds available to pay dividends to shareholders is dividends paid to it by the Bank. There are legal limitations on the extent to which the Bank can lend or otherwise supply funds to the Company. In addition, payment of dividends to the Company by the Bank is subject to various state and federal regulatory limitations.

The FDIC formed the Deposit Insurance Fund (“DIF”) in accordance with the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) to create a stronger and more stable insurance system. The FDIC maintains the insurance reserves of the DIF by assessing depository institutions an insurance premium. The DIF insures deposit accounts of the Bank up to a maximum amount of $250,000 per separately insured depositor. FDIC insured depository institutions are required to pay deposit insurance premiums based on the risk an institution poses to the DIF. In February 2011, the FDIC finalized rules, effective for assessments occurring after April 1, 2011, which redefined an institution's assessment base as average consolidated total assets minus average Tier 1 capital. The new rules also established the initial base assessment rate for Risk Category 1 institutions, such as the Bank, at 5 to 9 basis points (annualized). Effective July 1, 2016, the FDIC amended its rules to eliminate Risk Categories for small banks, replacing them with a method based on a bank’s CAMELS composite rating and several financial ratios. On that date, the Bank’s initial base assessment rate was reduced to 3 basis points, since the Federal Deposit Insurance Reserve Ratio reached 1.15% as of June 30, 2016.

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

Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, if DIFS deems the Bank's capital to be impaired, DIFS may require the Bank to restore its capital by a special assessment on the Company as the Bank's sole shareholder. If the Company fails to pay any assessment, the Company’s directors will be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” and “critically-undercapitalized.” A depository institution's capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include Tier 1 and total risk-based capital ratio measures and a leverage capital ratio measure. Under certain circumstances, the appropriate banking agency may treat a well-capitalized, adequately-capitalized, or undercapitalized institution as if the institution were in the next lower capital category.

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

In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve Board has determined to be closely related to the business of banking. In addition, bank holding companies that qualify and elect to be financial holding companies may engage in any activities that are financial in nature or complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system without prior approval of the Federal Reserve Board. Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and making merchant banking investments.  The Company has elected to be a financial holding company.

In order for the Company to maintain financial holding company status, both the Company and the Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Company and the Bank were each categorized as "well-capitalized" and "well-managed" as of December 31, 2020.

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

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code permits, in appropriate circumstances and with the approval of DIFS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Banks are subject to the provisions of the Community Reinvestment Act ("CRA"). Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess the bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. Under the CRA, institutions are assigned a rating of "outstanding," "satisfactory," "needs to improve," or "substantial non-compliance." The regulatory agency's assessment of the bank's record is made available to the public. Further, a bank's federal regulatory agency is required to assess the CRA compliance record of any bank that has applied to establish a new branch office that will accept deposits, relocate an office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or another bank holding company, the Federal Reserve Board will assess the CRA compliance record of each subsidiary bank of the applicant bank holding company, and such compliance records may be the basis for denying the application. Upon receiving notice that a subsidiary bank is rated less than "satisfactory," a financial holding company will be prohibited from additional activities that are permitted to be conducted by a financial holding company and from acquiring any company engaged in such activities. The CRA rating of the Bank was "Satisfactory" as of its most recent examination.

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

Employees

As of February 28, 2021, the Company, on a consolidated basis, employed 359 employees, of which 305 were full-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Statistical Information

Additional statistical information describing the business of the Company appears on the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto in Item 8 of this report. The following statistical information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes in this report.

Securities Portfolio

The carrying value of securities categorized by type as of December 31 was as follows:

(Dollars in thousands)	2020	2019	2018

Equity securities	$2,896	$2,851	$2,847

U.S. Government and federal agency	$2,051	$17,215	$33,529
U.S. Treasury notes and bonds	2,056	2,008	1,947
State and municipal	320,368	173,924	103,928
Mortgage-backed securities	246,723	142,760	21,575
Corporate	2,589	2,672	5,102
Trust preferred securities	1,000	1,000	500
Asset-backed securities	-	-	21
Total	$574,787	$339,579	$166,602

The Company did not hold investment securities from any one issuer at December 31, 2020, that were greater than 10% of the Company's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2020 and 2019, a schedule of maturities of securities as of December 31, 2020, and the weighted average yields of securities as of December 31, 2020:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2020	2019

U.S. Government and federal agency	$-	$2,051	$-	$-	$2,051	$17,215
U.S. Treasury notes and bonds	-	2,056	-	-	2,056	2,008
State and municipal (1)	15,636	55,752	230,775	18,205	320,368	173,924
Corporate	589	959	1,041	-	2,589	2,672
Trust preferred securities	-	-	-	1,000	1,000	1,000
Total debt securities	16,225	60,818	231,816	19,205	328,064	196,819

Mortgage-backed securities	3,497	81,853	154,879	6,494	246,723	142,760
Equity securities (2)	-	1,000	-	1,896	2,896	2,851
Total	$19,722	$143,671	$386,695	$27,595	$577,683	$342,430

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	1.98%	-%	-%	1.98%
U.S. Treasury notes and bonds	-	1.85	-	-	1.85
State and municipal (1)	2.19	3.20	2.97	2.91	2.97
Corporate	4.70	2.63	2.86	-	3.59
Trust preferred securities	-	-	-	3.75	3.75
Mortgage-backed securities	4.84	1.61	0.98	1.55	1.26
Equity securities (2)	-	4.61	-	-	1.59

(1) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 21% for 2020.

(2) Equity securities are preferred and common stock that may or may not have a stated maturity.

Loan Portfolio

The Company's loan portfolio categorized by loan type (excluding loans held for sale and loans to other financial institutions) is presented below for the respective years ended December 31:

(Dollars in thousands)
	2020	2019	2018	2017	2016
Agricultural	$53,735	$57,339	$49,109	$48,464	$44,614
Commercial and industrial	303,527	148,083	91,406	104,386	96,088
Consumer	34,014	38,854	24,382	24,513	21,596
Real estate - commercial	469,247	326,379	139,453	123,487	110,762
Real estate - construction	16,639	13,411	8,843	6,613	6,153
Real estate - residential	192,506	217,982	95,880	91,322	89,787
Total loans, gross	$1,069,668	$802,048	$409,073	$398,785	$369,000

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2020. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2020.

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Type
Agricultural	$13,645	$15,782	$24,308	$53,735
Commercial and industrial	50,176	200,944	52,407	303,527
Real estate - commercial	34,655	245,063	189,529	469,247
Real estate - construction	16,391	248	-	16,639
Totals	$114,867	$462,037	$266,244	$843,148

(Dollars in thousands)	Less than	1 Year -	More than
	1 Year	5 Years	5 Years	Total
Loan Sensitivity to Changes in Interest Rates
Loans with fixed interest rates	$37,066	$420,019	$184,418	$641,503
Loans with floating or adjustable interest rates	77,801	42,018	81,826	201,645
Totals	$114,867	$462,037	$266,244	$843,148

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

Risk Elements

The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2020	2019	2018	2017	2016
Loans accounted for on a nonaccrual basis	6,707	$4,687	$1,532	$1,096	$1,983
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-	-	258	229
Loans defined as "troubled debt restructurings"	1,537	1,726	2,254	2,896	2,853
Totals	$8,244	$6,413	$3,786	$4,250	$5,065

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful.

The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented:

(Dollars in thousands)
	2020	2019	2018
Interest on non-performing loans that would have been earned had the loans been in an accrual or performing status	$845	$474	$224
Interest on non-performing loans that was actually recorded when received	$224	$104	$122

Potential Problem Loans

At December 31, 2020, there were no loans not disclosed above where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. Specific loss allocations totaling $283,000 from the allowance for loan losses had been allocated for all nonperforming and potential problem loans as of December 31, 2020. However, the entire allowance for loan losses is also available for any potential problem loans.

Loan Concentrations

As of December 31, 2020, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest-Bearing Assets

As of December 31, 2020, there were no other interest-bearing assets requiring disclosure under Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period:

(Dollars in thousands)	2020	2019	2018	2017	2016

Allowance for loan losses at beginning of year	$4,057	$4,673	$4,577	$4,277	$4,194

Charge-offs:
Agricultural	15	-	-	-	-
Commercial and industrial	148	83	58	439	37
Consumer	329	589	282	253	218
Real estate - commercial	254	-	-	-	-
Real estate - construction	-	25	-	-	-
Real estate - residential	8	292	25	43	102
Total charge-offs	754	989	365	735	357

Recoveries:
Agricultural	-	65	33	-	-
Commercial and industrial	57	22	107	21	31
Consumer	204	26	112	169	149
Real estate - commercial	10	-	61	258	89
Real estate - construction	-	124	-	40	-
Real estate - residential	19	136	113	62	171
Total recoveries	290	373	426	550	440

Net charge-offs (recoveries)	464	616	(61)	185	(83)

Provision for loan losses	4,000	-	35	485	-

Allowance for loan losses at end of year	$7,593	$4,057	$4,673	$4,577	$4,277

Allowance for loan losses as a percentage of:
Total loans as of year end	0.71%	0.51%	1.14%	1.15%	1.16%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	92%	63%	123%	108%	84%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.12%	(0.02)%	0.05%	(0.02)%
Loan recoveries as a percentage of prior year's charge-offs	29%	102%	58%	154%	95%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)	2020	2019	2018	2017	2016
Agricultural	$257	$471	$481	$506	$433
Commercial and industrial	1,327	655	892	1,001	688
Consumer	317	270	254	262	305
Real estate - commercial	4,178	1,663	1,926	1,761	1,438
Real estate - construction	97	76	38	35	62
Real estate - residential	1,300	640	537	726	1,013
Unallocated	117	282	545	286	338
Total allowance	$7,593	$4,057	$4,673	$4,577	$4,277

The increase in the loan allowance for commercial and industrial loans, commercial real estate loans, and residential real estate loans is largely due to the COVID-19 pandemic and areas of the portfolio management feels could be the most effected.  Further details are laid out in Item 7 below.

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2020.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31:

	2020	2019	2018	2017	2016
Agricultural	5%	7%	12%	12%	12%
Commercial and industrial	28	18	22	26	26
Consumer	3	5	6	6	6
Real estate - commercial	44	40	34	31	30
Real estate - construction	2	2	2	2	2
Real estate - residential	18	28	24	23	24
Total loans	100%	100%	100%	100%	100%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2020		2019		2018
Noninterest-bearing demand	$398,422	-%	$186,411	-%	$148,495	-%
Interest-bearing demand and money market deposits	571,693	0.32	278,444	0.56	209,542	0.33
Savings	267,217	0.11	109,028	0.07	76,102	0.02
Certificates of deposit	183,836	1.11	136,537	1.87	109,834	1.34
Total	$1,421,168	0.29%	$710,420	0.63%	$543,973	0.40%

The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2020:

(Dollars in thousands)

Maturing in less than 3 months	$37,889
Maturing in 3 to 6 months	45,258
Maturing in 6 to 12 months	36,724
Maturing in more than 12 months	19,518
Total	$139,389

At December 31, 2020, the Bank had no material foreign deposits.

Short-Term Borrowings

Federal funds purchased by the Company are unsecured overnight borrowings from correspondent banks. Federal funds purchased are due the next business day. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2020	2019	2018
Outstanding balance at December 31	$-	$-	$4,800
Average interest rate at December 31	-%	-%	2.80%
Average balance during the year	$198	$2,289	$2,174
Average interest rate during the year	0.54%	2.48%	2.31%
Maximum month end balance during the year	$-	$15,000	$13,000

Repurchase agreements include advances by the Bank’s customers that are not covered by federal deposit insurance. These agreements are direct obligations of the Company and are secured by securities held in safekeeping at a correspondent bank. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2020	2019	2018
Outstanding balance at December 31	$-	$-	$-
Average interest rate at December 31	-%	-%	-%
Average balance during the year	$-	$-	$1,412
Average interest rate during the year	-%	-%	0.05%
Maximum month end balance during the year	$-	$-	$7,148

Federal Reserve Discount Window advances are secured loans from the Federal Reserve Bank. The advances are secured by commercial real estate loan and commercial and industrial loans and have terms from 1 to 14 days. The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2020	2019	2018
Outstanding balance at December 31	$-	$-	$-
Average interest rate at December 31	-%	-%	-%
Average balance during the year	$2,393	$-	$-
Average interest rate during the year	0.25%	-%	-%
Maximum month end balance during the year	$19,500	$-	$-

Advances from the Federal Home Loan Bank (“FHLB”) with original repayment terms less than one year are considered short-term borrowings for the Company. These advances are secured by residential real estate mortgage loans and U.S. government agency securities. The advances have maturities ranging from 1 month to 12 months from the date of issue.

The table below provides additional information regarding these short-term borrowings:

(Dollars in thousands)
	2020	2019	2018
Outstanding balance at December 31	$-	$33,000	$5,000
Average interest rate at December 31	-%	2.12%	2.57%
Average balance during the year	$412	$18,765	$11,752
Average interest rate during the year	2.05%	2.38%	1.92%
Maximum month end balance during the year	$195	$53,000	$25,000

There were no other categories of short-term borrowings whose average balance outstanding exceeded 30% of shareholders' equity in 2020, 2019 or 2018.

Long-Term Borrowings

Long-term borrowings consist of a term note obtained by the ChoiceOne in June 2020.  The note matures in June 2023 with quarterly principal and interest payments.  The table below provides additional information regarding the long-term borrowing:

(Dollars in thousands)
	2020	2019	2018
Outstanding balance at December 31	$9,167	$-	$-
Average interest rate at December 31	3.00%	-%	-%
Average balance during the year	$4,886	$-	$-
Average interest rate during the year	3.00%	-%	-%
Maximum month end balance during the year	$10,000	$-	$-

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2020	2019	2018
Return on assets (net income divided by average total assets)	0.94%	0.85%	1.15%

Return on equity (net income dividend by average equity)	7.28%	6.48%	9.55%

Dividend payout ratio (dividends declared per share divided by net income per share)	39.54%	80.97%	35.08%

Equity to assets ratio (average equity divided by average total assets)	12.97%	13.08%	12.04%

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

Risks Related to the Company’s Business

The continuing outbreak of the novel coronavirus, COVID-19, could adversely impact the Company’s and its customers’ business, financial condition, and results of operations.

The continuing outbreak of the novel coronavirus, COVID-19, is significantly disrupting the economy, financial markets, and societal norms in Michigan, the United States and across the world.  Due to the nature of the pandemic, uncertainty and fluidity of the spread of the virus, volatility of financial markets, and varied responses and actions from local, state and federal governments, including mandated shutdowns and other restrictive orders from Michigan’s Governor and state and local agencies and departments, it is impossible to predict the ultimate adverse impact COVID-19 could have on the Company and its customers.  The effects of COVID-19 could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled and driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. If its assumptions are wrong, the allowance for loan losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results and may cause it to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the allowance for loan losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations. In addition, a large portion of the loan portfolio was marked to fair value as part of the merger with County and does not carry an allowance as management determined no credit deterioration had occurred since the effective date of the merger.

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

The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. The Company has exposure to multiple counterparties, and it routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by the Company or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which the Company interacts on a daily basis, and therefore could adversely affect the Company.

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

Changes in interest rates could reduce the Company's income and cash flow.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In November 2020, the FCA announced that it would continue to publish LIBOR rates through June 30, 2023. It is unclear whether, or in what form, LIBOR will continue to exist after that date or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates. Additionally, whether or not the Secured Overnight Financing Rate (“SOFR”) attains market traction as a replacement to LIBOR remains in question and it remains uncertain at this time what the impact of a possible transition to SOFR or other alternative reference rates may have on our business, financial results and results of operations.

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

The Company has significant exposure to risks associated with commercial and residential real estate.

A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2020, the Company had approximately $486 million of commercial and construction real estate loans outstanding, which represented approximately 45% of its loan portfolio.  As of that same date, the Company had approximately $193 million in residential real estate loans outstanding, or approximately 18% of its loan portfolio. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers.

Commercial loans may expose the Company to greater financial and credit risk than other loans.

The Company’s commercial and industrial loan portfolio, including commercial mortgages, was approximately $304 million at December 31, 2020, comprising approximately 28% of its total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Legislative or regulatory changes or actions could adversely impact the Company or the businesses in which it is engaged.

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and not to benefit the Company's shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Company's regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies against the Company or the Bank could require the Company to devote significant time and resources to defending its business and may lead to penalties that materially affect the Company.

The Company relies heavily on its management and other key personnel, and the loss of any of them may adversely affect its operations.

The Company is and will continue to be dependent upon the services of its management team and other key personnel. Losing the services of one or more key members of the Company’s management team could adversely affect its operations.

The Company’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  If the Company fails to identify and remediate control deficiencies, it is possible that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis.  In addition, any failure or circumvention of the Company’s other controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on the Company's financial condition and results of operations.

The Company and the Bank are regularly involved in a variety of litigation arising out of the normal course of business. The Company's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause the Company to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed the Company's insurance coverage, they could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm the Company's business.

As part of its business, the Company collects, processes and retains sensitive and confidential client and customer information on behalf of itself and other third parties. Despite the security measures the Company has in place for its facilities and systems, and the security measures of its third party service providers, the Company may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Company or by its vendors, could severely damage the Company's reputation, expose it to the risks of litigation and liability, disrupt the Company's operations and have a material adverse effect on the Company's business.

The Company's information systems may experience an interruption or breach in security.

The Company relies heavily on communications and information systems to conduct its business and deliver its products. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches of the Company's information systems or its customers' information or computer systems would not damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

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

In the course of its business, the Company may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company might be required to remove these substances from the affected properties at the Company's sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Company's business, results of operations and financial condition.

The Company depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, the Company relies on information provided to it by its customers, including financial statements and other financial information. The Company may also rely on representations of customers as to the accuracy and completeness of that information and on reports of independent auditors on financial statements. The Company's financial condition and results of operations could be negatively impacted to the extent that the Company extends credit in reliance on financial statements that do not comply with generally accepted accounting principles or that are misleading or other information provided by customers that is false or misleading.

The Company operates in a highly competitive industry and market area.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national and regional banks within the various markets where the Company operates, as well as internet banks and other financial technology companies. The Company also faces competition from many other types of financial institutions, including savings and loan associations, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. The Company competes with these institutions both in attracting deposits and in making new loans. Technology has lowered barriers to entry into the market and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures, such as credit unions that are not subject to federal income tax. Due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, risks posed by an outbreak of a widespread epidemic or pandemic of disease (or widespread fear thereof), including the impact of the novel coronavirus outbreak, COVID-19, and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.

The Company relies on dividends from the Bank for most of its revenue.

The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends from the Bank. These dividends are the principal source of funds to pay cash dividends on the Company's common stock. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay cash dividends on its common stock. The earnings of the Bank have been the principal source of funds to pay cash dividends to shareholders. Over the long-term, cash dividends to shareholders are dependent upon earnings, as well as capital requirements, regulatory restraints and other factors affecting the Company and the Bank.

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

Risks Related to the Company’s Common Stock

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

31 of the Company’s 34 locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. The remaining three locations are comprised of two loan offices and a wealth management center. Banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by the Bank except for 3 that are leased under various operating lease agreements.  The Company’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2020, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS.

As of February 28, 2021, there were 1,186 shareholders of record of ChoiceOne common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2020 and 2019:

	2020	2019
First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.80
Fourth Quarter	0.22	0.20
Total	$0.82	$1.40

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in their ability to pay cash dividends under current banking regulations. See Note 20 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2021, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no purchases of the Company's common stock by the Company during the fourth quarter of 2020.  The Company was authorized to purchase up to 79,372 shares as of December 31, 2020.

Item 6.	Selected Financial Data

ChoiceOne Financial Services, Inc.

Selected Financial Data

(Dollars in thousands, except per share data)
	2020	2019	2018	2017	2016
For the year
Net interest income	$51,071	$27,773	$22,064	$20,563	$19,343
Provision for loan losses	4,000	-	35	485	-
Noninterest income	22,698	9,168	6,920	7,811	7,881
Noninterest expense	50,884	28,476	20,461	19,334	18,972
Income before income taxes	18,885	8,465	8,488	8,555	8,252
Income tax expense	3,272	1,294	1,155	2,387	2,162
Net income	15,613	7,171	7,333	6,168	6,090
Cash dividends declared	6,174	5,806	2,572	2,317	2,231

Per share *
Basic earnings	$2.08	$1.58	$2.03	$1.70	$1.68
Diluted earnings	2.07	1.58	2.02	1.70	1.68
Cash dividends declared	0.82	1.40	0.71	0.64	0.62
Shareholders' equity (at year end)	29.15	26.52	22.25	21.14	19.73

Average for the year
Securities	$388,797	$210,492	$170,461	$177,125	$173,119
Gross loans	1,014,959	534,646	404,494	388,609	357,880
Deposits	1,421,168	710,419	543,973	525,445	479,670
Borrowings	16,712	21,270	15,588	28,491	34,421
Shareholders' equity	214,591	110,610	76,801	75,026	72,134
Assets	1,654,873	845,851	637,790	629,748	586,299

At year end
Securities	$585,687	$348,888	$173,016	$159,158	$177,955
Gross loans	1,069,668	802,048	409,073	398,785	369,000
Deposits	1,674,578	1,154,602	577,015	539,853	512,386
Borrowings	9,327	33,198	10,033	27,416	20,214
Shareholders' equity	227,268	192,139	80,477	76,550	71,698
Assets	1,919,342	1,386,128	670,544	646,544	607,371

Selected financial ratios
Return on average assets	0.94%	0.85%	1.15%	0.98%	1.04%
Return on average shareholders' equity	7.28	6.48	9.55	8.22	8.44
Cash dividend payout as a percentage of net income	39.54	80.97	35.08	37.57	36.63
Shareholders' equity to assets (at year end)	11.84	13.86	12.00	11.84	11.80

* Per share amounts have been adjusted for the 5% stock dividends paid in 2017 and 2018.

Note - 2019 financial data includes the impact of the merger with County, which was effective as of October 1, 2019, and 2020 financial data includes the impact of the merger with Community Shores, which was effective July 1, 2020.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne, and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

Explanatory Note

On July 1, 2020, ChoiceOne completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2020 include the impact of the merger, which was effective as of July 1, 2020.

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp. ("County"), the former parent company of Lakestone Bank & Trust ("Lakestone"), with and into ChoiceOne with ChoiceOne surviving the merger.  Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2019 and December 31, 2020 include the impact of the merger, which was effective as of October 1, 2019.

For additional details regarding the mergers with Community Shores and County, see Note 21 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

RESULTS OF OPERATIONS

Summary

ChoiceOne's net income for 2020 was $15,613,000, compared to $7,171,000 in 2019. Excluding $2,714,000 in merger-related expenses, after tax, net income for 2020 amounted to $18,327,000. In this report, the term merger-related expenses includes expenses related to the merger with County and the merger with Community Shores.

Total assets have grown to $1.9 billion as of December 31, 2020 compared to $1.4 billion as of December 31, 2019.  The increase was related to the merger with Community Shores, as well as organic growth and funds obtained from various government stimulus programs. Gross loans grew $267.6 million from December 31, 2019 to December 31, 2020. This loan growth coupled with a larger securities portfolio helped total interest income for 2020 to grow $23.2 million compared to the prior year. $174 million of the loan growth was attributed to the merger with Community Shores with other growth coming from Paycheck Protection Program ("PPP") loans.   2020 interest income on loans included $721,000 of accretion of the discount recorded on the loans acquired in the mergers and PPP fee income of $3.0 million.  ChoiceOne also saw deposit growth during 2020 of $520.0 million. ChoiceOne experienced $292.1 million of organic growth partly due to how individuals and businesses have managed funds received under the Coronavirus Aid, Relief and Economic Security ("CARES") Act, while the remainder was attributed to the merger with Community Shores. Despite the large increase in deposit balances, interest cost of deposits and other funding decreased by $56,000 in 2020 compared to 2019.

Total noninterest income increased $13.5 million in 2020 compared to the prior year. Mortgage servicing rights and gains on sales of loans increased due to lower interest rates encouraging refinance activity and a favorable housing market in ChoiceOne’s market areas. Customer service charges increased largely due to the impact of the mergers with Community Shores and County.  ChoiceOne also restructured the securities portfolio during the year which led to higher net gains on sales of securities of $1.3 million in 2020 compared to $22,000 in 2019.

Total noninterest expense increased $22.4 million in 2020 compared to 2019. Much of the increase was caused by the mergers with Community Shores and County. The increase in salaries and benefits expense was related to annual wage increases and the additions to the number of the Company's employees caused by the mergers. The growth in data processing expense in 2020 compared to 2019 resulted from the mergers noted above and one-time expenses related to the mergers and the consolidation of the banks.  Other noninterest expenses were also higher in the fourth quarter and twelve months ended December 31, 2020 compared to the same periods in the prior year due to growth in the related costs and the mergers noted above.

Net income for 2019 was $7,171,000, which represented a decline of $162,000 or 2% from 2018.  Total assets grew to $1.4 billion as of December 31, 2019 compared to $671 million as of December 31, 2018; the increase was primarily related to the merger with County. Net loans grew $394 million from December 31, 2018 to December 31, 2019. This loan growth coupled with a larger securities portfolio helped total interest income for 2019 to grow $7,948,000 compared to 2018. Substantially all loan growth was attributed to the merger with County.  ChoiceOne also saw deposit growth during 2019 of $578 million. ChoiceOne experienced $33 million of growth in local deposits which was offset by a reduction of $32 million of brokered deposits, while the remainder was attributed to the merger with County. The interest cost of deposits and other funding increased by $2,239,000 in 2019 compared to 2018.  Total noninterest income increased $2,248,000 in 2019 compared to 2018.  Total noninterest expense increased $8,015,000 in 2019 compared to 2018. Much of the increase in expense was caused by merger-related expenses and Lakestone's expenses included in the fourth quarter of 2019.

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

COVID-19 has also affected ChoiceOne's customers. Although there were no material increases in delinquencies or net charge-offs during 2020, ChoiceOne increased its provision for loan losses by $4.0 million in 2020 as compared to 2019 in anticipation of an expected increase in levels of delinquencies and loan losses related to the impact of COVID-19. Consistent with federal banking agencies' revised “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19 and has granted approximately 750 payment deferrals on numerous loans to borrowers affected by the pandemic.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferment in accordance with the CARES Act; however, significantly fewer customers requested further deferment.  Less than 40 deferments remained active with loan balances totaling just $3.2 million at December 31, 2020 with all other previous deferments resuming their payments in accordance with loan terms.  ChoiceOne will continue to attempt to assist borrowers using various means in appropriate circumstances, as needed.

In addition, ChoiceOne processed over $126 million in PPP loans through December 31, 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee based on the size of the loan. The initial PPP expired on August 8, 2020.  On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, providing additional funding for the PPP. This round of the PPP opened on February 24, 2021 and, absent extension, will expire on March 31, 2021 (or such earlier date as funds are exhausted). Gross fees associated with PPP loans originated through December 31, 2020 totaled $5.0 million.  Costs associated with these loans were approximately $199,000 and the net of $4.8 million is being recognized over the term of the loans.  Upon the SBA forgiveness, unrecognized fees are then recognized into interest income. Fee income, which was included in interest income, recognized in the year ended December 31, 2020 was $3.0 million.  $23.4 million in PPP loans were forgiven during the year ended December 31, 2020.

Dividends

Cash dividends of $6,174,000 or $0.82 per common share were declared in 2020, compared to $5,806,000 or $1.40 per common share in 2019 and $2,572,000 or $0.71 per common share in 2018. Dividends in 2019 included a special dividend of $0.60 per share paid on September 30, 2019 in connection with the merger with County. The dividend yield on ChoiceOne’s common stock was 2.66% as of the end of 2020, compared to 4.38% in 2019, and 2.84% in 2018. The cash dividend payout as a percentage of net income was 40% in 2020, compared to 81% in 2019 and 35% in 2018.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year Ended December 31,
	2020			2019			2018
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$1,014,959	$46,893	4.62%	$534,646	$26,791	5.01%	$404,494	$20,038	4.95%
Taxable securities (2)	276,085	5,891	2.13	152,094	3,955	2.60	114,570	2,896	2.53
Nontaxable securities (1)	112,712	3,402	3.02	58,398	1,867	3.20	55,891	1,858	3.32
Other	71,417	266	0.37	14,992	268	1.79	7,504	131	1.74
Interest-earning assets	1,475,173	56,452	3.83	760,130	32,881	4.33	582,459	24,923	4.28
Noninterest-earning assets	179,699			85,721			55,331
Total assets	$1,654,873			$845,851			$637,790

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$571,693	$1,832	0.32%	$278,444	$1,559	0.56%	$209,542	$688	0.33%
Savings deposits	267,217	300	0.11	109,028	79	0.07	76,102	17	0.02
Certificates of deposit	183,836	2,046	1.11	136,537	2,550	1.87	109,834	1,470	1.34
Advances from Federal Home Loan Bank	9,263	220	2.38	18,980	455	2.40	12,002	235	1.96
Other	8,981	246	2.74	2,289	57	2.48	3,586	51	1.42
Interest-bearing liabilities	1,040,990	4,644	0.45	545,278	4,700	0.86	411,066	2,461	0.60
Demand deposits	398,422			186,411			148,495
Other noninterest-bearing liabilities	870			3,552			1,428
Total liabilities	1,440,282			735,241			560,989
Shareholders' equity	214,591			110,610			76,801
Total liabilities and shareholders' equity	$1,654,873			$845,851			$637,790

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$51,808			$28,181			$22,462

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.38%			3.47%			3.68%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$51,808			$28,181			$22,462
Adjustment for taxable equivalent interest		(737)			(408)			(398)
Net interest income (GAAP)		$51,071			$27,773			$22,064
Net interest margin (GAAP)			3.51%			3.71%			3.86%

(1)

Interest on nontaxable securities and loans has been adjusted to a fully tax-equivalent basis to facilitate comparison to the taxable interest-earning assets. The adjustment uses an incremental tax rate of 21%.

(2)	Interest on loans included net origination fees charged on loans of approximately $5,236,000, $866,000, and $1,087,000 in 2020, 2019, and 2018, respectively.
(3)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.
(4)	Noninterest-earning assets include loans in nonaccrual status, which averaged approximately $4,480,000, $2,965,000, and $1,266,000 in 2020, 2019, and 2018, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year Ended December 31,
(Dollars in thousands)	2020 Over 2019			2019 Over 2018
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$20,102	$22,336	$(2,234)	$6,753	$6,519	$234
Taxable securities	1,936	2,749	(813)	1,059	973	86
Nontaxable securities (2)	1,535	1,647	(112)	9	82	(73)
Other	(2)	349	(351)	137	133	4
Net change in interest income	23,571	27,081	(3,510)	7,958	7,707	251

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	273	1,143	(870)	871	277	594
Savings deposits	221	156	65	62	10	52
Certificates of deposit	(504)	721	(1,225)	1,080	411	669
Advances from Federal Home Loan Bank	(235)	(230)	(5)	220	159	61
Other	189	183	6	6	(22)	28
Net change in interest expense	(56)	1,973	(2,029)	2,239	835	1,404
Net change in tax-equivalent net interest income	$23,627	$25,108	$(1,481)	$5,719	$6,872	$(1,153)

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

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2020, 2019, and 2018.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $737,000, $408,000, and $398,000 for the years ended 2020, 2019 and 2018, respectively. These adjustments were computed using a 21% federal income tax rate.

On March 3, 2020 the Federal Reserve Open Market Committee lowered the federal funds rate by 50 basis points which was followed by a reduction of 100 basis points on March 15, 2020. Operating in an environment with lower interest rates has had a negative effect on both ChoiceOne’s interest income and interest spread. ChoiceOne management continues to monitor rates and their effect on income as part of the Asset/Liability Risk Committee to determine what strategic decisions will need to be made in both higher and lower rate environments.

Tax-equivalent net interest income increased $23.6 million in 2020 compared to 2019. The increase was attributed to an increase of $715.0 million in average interest-earning assets.  The average balance of loans increased $480.3 million in 2020 compared to 2019.  Much of the increase was due to loans acquired from the merger with Community Shores, which were included in the last six months of 2020, and  the merger with County, which were included in all of 2020 compared to only the fourth quarter of 2019.  The remaining growth was loans from the PPP.  The average balance growth was offset by the decline in the average rate earned on loans of 39 basis points in 2020 compared to 2019 as a result of PPP loans interest rates of 1%. Tax-equivalent interest income on loans increased $20.1 million in 2020 compared to the prior year. The average balance of total securities grew $178.3 million in 2020 compared to the prior year. The inclusion of securities acquired in the mergers with Community Shores and County made up a portion of this increase but most of the increase was due to purchases during the year.  The average balance growth offset by a 33 basis point decline in the average rate earned on securities caused interest income from securities to grow $3.5 million in 2020 compared to the prior year. An average balance in other interest-earning assets of $71.4 million in 2020, as compared to the balance of $15.0 million in 2019, offset by a decline of 142 basis points in the rate earned caused interest income to remain neutral.

Despite large increases in deposit balances due to the mergers and organic deposit growth, a significant decline in overall market interest rates in 2020 compared to 2019 caused the interest paid on interest bearing liabilities to decline by $56,000. The average balance of interest-bearing demand deposits and savings deposits increased $451.4 million in 2020 compared to 2019. The effect of this increase, offset by a 17 basis point decline in the average rate paid, caused interest expense to be $494,000 higher in 2020 than in the prior year. The average balance of certificates of deposit was $47.3 million higher in 2020 than in 2019. Growth in the average balance was more than offset by a decline in average rate paid of 76 basis points which caused interest expense to decline by $504,000. Advances from the Federal Home Loan Bank and other interest bearing liabilities caused a decline of $46,000 in interest paid in 2020 compared to 2019.

ChoiceOne’s tax-equivalent net interest income spread was 3.38% in 2020 and 3.47% in 2019. The decrease in the net interest income spread resulted from a lower rate earned on interest-earning assets, largely due to PPP loans and a decline in the federal funds rate.

Tax-equivalent net interest income increased $5.7 million in 2019 compared to 2018. The increase was attributed to an increase of $177.7 million in average interest-earning assets, partially offset by the impact of a decline of 21 basis points in ChoiceOne’s net interest spread. The reduction in the net interest spread resulted from an increase of 26 basis points in the average rate paid on interest-bearing liabilities, while the average rate earned on interest-earning assets increased 5 basis points.

The average balance of loans increased $130.2 million in 2019 compared to 2018, $105.8 million of which was due to loans acquired in the County merger which were included in the fourth quarter of 2019. The remaining growth was primarily from residential real estate loans, whose average balance increased $22.6 million in 2019 compared to 2018. In addition to the average balance growth, the average rate earned on loans increased 6 basis points in 2019 compared to 2018 as a result of higher general market interest rates and higher rates charged on new loan originations. Tax-equivalent interest income on loans increased $6.8 million in 2019 compared to the prior year. The average balance of total securities grew $40.0 million in 2019 compared to the prior year. The inclusion of securities acquired in the County merger in the fourth quarter of 2019 caused an average balance increase of $45.0 million, while the average balance of securities excluding those acquired securities was $5.0 million lower in 2019 than in 2018. The average balance growth and a minimal change in the average rate earned on securities caused interest income from securities to grow $1.1 million in 2019 compared to the prior year. An average balance in other interest-earning assets of $15.0 million in 2019, as compared to the balance of $7.5 million in 2018, caused interest income to increase $137,000.

Overall higher general market interest rates in 2019 compared to 2018 caused the average rate paid to be higher for all interest-bearing liability categories. The average balance of interest-bearing demand deposits increased $68.9 million in 2019 compared to 2018. The effect of this increase and a 23 basis point increase in the average rate paid caused interest expense to be $871,000 higher in 2019 than in the prior year. The average balance of certificates of deposit was $26.7 million higher in 2019 than in 2018. Growth in the average balance plus the impact of a 53 basis point increase in the average rate paid caused interest expense to grow $1.0 million. A $7.0 million increase in the average balance of Federal Home Loan Bank advances coupled with a 44 basis point increase in the average rate paid caused interest expense to grow $220,000 in 2019 compared to the prior year.

ChoiceOne’s tax-equivalent net interest income spread was 3.47% in 2019 and 3.68% in 2018. The decrease in the net interest income spread resulted from a lower level of growth in the average rate earned on interest-earning assets than the rate paid on interest-bearing liabilities.

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2020	2019	2018	2017	2016
Allowance for loan losses at beginning of year	$4,057	$4,673	$4,577	$4,277	$4,194
Charge-offs:
Agricultural	15	-	-	-	-
Commercial and industrial	148	83	58	439	37
Real estate - commercial	254	589	-	-	-
Real estate - construction	-	-	-	-	-
Real estate - residential	8	25	25	43	102
Consumer	329	292	282	253	218
Total	754	989	365	735	357

Recoveries:
Agricultural	-	65	33	-	-
Commercial and industrial	57	22	107	21	31
Real estate - commercial	10	26	61	258	89
Real estate - construction	-	-	-	40	-
Real estate - residential	19	124	113	62	171
Consumer	204	136	112	169	149
Total	290	373	426	550	440

Net charge-offs (recoveries)	464	616	(61)	185	(83)

Provision for loan losses	4,000	-	35	485	-

Allowance for loan losses at end of year	$7,593	$4,057	$4,673	$4,577	$4,277

Allowance for loan losses as a percentage of:
Total loans as of year end	0.71%	0.51%	1.14%	1.15%	1.16%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	92%	63%	123%	108%	84%
Ratio of net charge-offs (recoveries) to average total loans outstanding during the year	0.05%	0.12%	(0.02)%	0.05%	(0.02)%
Loan recoveries as a percentage of prior year's charge-offs	29%	102%	58%	154%	95%

The provision for loan losses was $4.0 million in 2020 compared to $0 in 2019. The provision for 2020 was impacted by the COVID-19 pandemic, discussed above. The allowance for loan losses as a percentage of total loans increased to 0.71% of loans as of December 31, 2020, compared to 0.51% as of the end of 2019 and 1.14% as of the end of 2018. The change was due to the acquisition of $174 million of loans from the merger with Community Shores in 2020 and the acquisition of $424 million of loans from the merger with County in 2019. A fair value adjustment of $9.0 million related to these loans existed as of the end of 2020 and a fair value adjustment of $4.7 million related to these loans existed as of the end of 2019. This fair value adjustment is not considered an allowance for loan losses but was recorded upon the acquisition of the loans from Community Shores and County.    The provision in 2020 was deemed prudent due to growth in ChoiceOne’s loan portfolio and the economic impact of the COVID-19 pandemic on ChoiceOne's local market areas and the national economy. Nonperforming loans were $8.2 million as of December 31, 2020, compared to $6.4 million as of December 31, 2019.  The coverage ratio of the allowance for loan losses to nonperforming loans was 92% as of December 31, 2020, compared to 63% and 123% as of the end of 2019 and 2018, respectively.  If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total would have represented 1.60% of total loans at December 31, 2020.

Net charge-offs were $464,000 for the year ended December 31, 2020, compared to net charge-offs of $616,000 and a net recovery of $61,000 during 2019 and 2018 respectively.  Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that COVID-19 will also have a significant impact in 2021. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact of COVID-19 on ChoiceOne. ChoiceOne offered an initial 90 day deferment beginning in March 2020 to both commercial and retail borrowers where the borrower could defer either the principal portion of their payment or both the principal and interest portions. Management processed approximately 750 payment deferrals with loan balances totaling $148 million for commercial and retail borrowers through December 31, 2020. Following the initial 90 day deferment period, ChoiceOne offered a second round of deferments in accordance with the CARES Act; however, significantly fewer customers requested further deferment. Less than 40 deferments remained active with loan balances totaling just $3.2 million at December 31, 2020 with all other previous deferments resuming their payment in accordance with loan terms. ChoiceOne will continue to attempt to assist borrowers using various means in appropriate circumstances, as needed. ChoiceOne has allocated approximately $2.2 million in the allowance for loan losses to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic and from which a higher concentration of deferral requests have been received during the past nine months. ChoiceOne understands that a deferral request does not automatically mean a borrower is at a risk of loss, but assumes this to be a possible indicator.

The following chart indicates industries management believes to be moderately or highly affected by the pandemic:

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

All loans which have requested a second deferment have an additional 500 basis points of allowance allocated to them. Loans highly affected and moderately affected based on their commercial industry category have allocated to them an additional 35 basis points and 25 basis points, respectively. ChoiceOne has also allocated 25 basis points to all retail loan categories. It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors. ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur in the future and the impact of COVID-19 continues to become more apparent, the provision and allowance for loan losses will be reviewed by ChoiceOne's management and adjusted as determined to be necessary.

ChoiceOne had $431,000 of specific allowance allocations for problem loans as of the end of 2020, compared to $355,000 as of the prior year end. Special allowance amounts have been allocated where the fair values of loans were considered to be less than their carrying values. ChoiceOne obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to certain problem loans at the end of 2020 and 2019 were reasonable based on the circumstances surrounding each particular borrower.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)
	2020	2019	2018	2017	2016
Agricultural	$257	$471	$481	$506	$433
Commercial and industrial	1,327	655	892	1,001	688
Real estate - commercial	4,178	1,663	1,926	1,761	1,438
Real estate - construction	97	76	38	35	62
Real estate - residential	1,300	640	537	726	1,013
Consumer	317	270	254	262	305
Unallocated	117	282	545	286	338
Total allowance for loan losses	$7,593	$4,057	$4,673	$4,577	$4,277

Loans acquired from the mergers with Community Shores and County were considered for the allowance for loan losses but, with the exception of an immaterial number of loans which were moved to an impaired status during the year, no allowance allocation was deemed necessary as management concluded there was no deterioration in credit subsequent to the effective date of the respective merger, and the recorded fair value adjustments were adequate based on management’s assessment of losses incurred. The increase in the allowance allocation in 2020 was primarily related to the COVID-19 pandemic discussed above with other increases due to scale increase due to the mergers with Community Shores and County.

Management maintains the allowance at a level that it believes adequately provides for losses inherent in the loan portfolio. Such losses are estimated by a variety of factors, including specific examination of certain borrowing relationships and consideration of historical losses incurred on certain types of credits. Current economic conditions and collateral values affect loss estimates. Management focuses on early identification of problem credits through ongoing reviews by management and the independent loan review function. Based on the current state of the economy and a recent review of the loan portfolio, management believes that the allowance for loan losses as of December 31, 2020 was adequate. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur, the provision and allowance for loan losses will be reviewed by the Bank’s management and adjusted as necessary.

Noninterest Income

Total noninterest income increased $13.5 million in 2020 compared to 2019, a portion of which was due to the merger with Community Shores and the associated noninterest income included in the second half of 2020, and the merger with County and the associated noninterest income included in all of 2020 compared to only the fourth quarter of 2019.  Customer service charges increased $2.0 million in 2020 compared to the prior year due to higher overdraft fees, checking account service charges, and net debit card fees.  Growth in mortgage servicing rights income of $2.4 million and gains on sales of loans of $7.0 million in 2020 compared to the prior year resulted from low interest rates for residential real estate loans that increased the level of residential mortgage originations and refinancing originations.  The increase in net gains on sales of securities in 2020 compared to 2019 was caused by a restructuring of ChoiceOne's securities portfolio in the second quarter of 2020 to take advantage of the low market interest rates.   Earnings on life insurance policies would have been larger in 2020 compared to 2019 if not for a $288,000 death claim recorded in the fourth quarter of 2019.  The negative change in the market value of equity securities in 2020 compared to no change in the same period in the prior year was due primarily to the effect of the COVID-19 pandemic on equity market values in 2020.

Total noninterest income increased $2.2 million in 2019 compared to 2018, a large portion of which was due to the merger with County, for which noninterest income was included in the fourth quarter of 2019. Customer service charges increased $752,000 in 2019 compared to the prior year due to higher overdraft fees, checking account service charges, and net debit card fees. Gains on sales of loans grew $948,000 in 2019 compared to the prior year as relatively low interest rates for residential real estate loans increased the level of residential mortgage originations. Earnings on life insurance policies included $288,000 from a death claim recorded in the fourth quarter of 2019. The growth in other noninterest income was primarily due to trust income and other income from the merger with County in the fourth quarter of 2019.

Noninterest Expense

Total noninterest expense increased $22.4 million in 2020 compared to 2019, a large portion of which was due to the merger with Community Shores and the associated noninterest expense included in the second half of 2020, and the merger with County and the associated noninterest income included in all of 2020 compared to only the fourth quarter of 2019.  Salaries and benefits expense grew $12.1 million in 2020 compared to the prior year. The majority of the increase is related to the increased scale following the mergers with Community Shores and County; however, a portion was also due to merger-related costs. Commission, bonus expenses and health insurance expenses were higher in 2020 than the prior year. Occupancy and equipment expense grew $2.2 million in 2020 compared to 2019, with the increase caused by the mergers previously noted. An increase of $3.6 million in data processing expenses resulted from the mergers previously noted. The growth of $604,000 in professional fees in 2020 compared to the prior year was principally due to costs related to the merger with Community Shores. Intangible amortization expense also increased $1.1 million during 2020 compared to 2019 related to the timing of the mergers previously noted.

Total noninterest expense increased $8,015,000 in 2019 compared to 2018, a large portion of which was due to County’s noninterest expense included in the fourth quarter of 2019. Salaries and benefits expense grew $3,404,000 in 2019 compared to the prior year. The majority of the increase was due to Lakestone’s expenses in the fourth quarter of 2019 and a portion was also due to merger-related costs. Commission and bonus expenses were higher in 2019 than 2018 while health insurance costs were lower. Occupancy and equipment expense grew $835,000 in 2019 compared to 2018, with the increase caused by Lakestone’s expenses and costs related to the two offices opened by ChoiceOne in 2018. An increase of $1,005,000 in data processing expenses resulted from Lakestone’s expenses and higher debit card processing costs. The growth of $1,763,000 in professional fees in 2019 compared to the prior year was principally due to costs related to the merger with County. Advertising and promotional expense was $220,000 higher in 2019 than 2018 due to Lakestone expenses and costs related to a checking account promotion campaign in 2019. FDIC insurance expense declined in 2019 compared to the prior year as an insurance credit was created when the FDIC insurance fund reached 1.35% of total deposits. Growth of $576,000 in other noninterest expense in 2019 compared to 2018 was caused by Lakestone expenses and various changes in general expense accounts.

Income Taxes

Income tax expense was $2.0 million higher in 2020 than in 2019. The increase was due to certain merger-related expenses incurred in 2020 which were nondeductible and increases in income before income tax due to the mergers with Community Shores and County. Income tax expense was $139,000 more in 2019 than in 2018 due to certain merger-related expenses incurred in 2019 that were nondeductible. The effective tax rate was 17% in 2020, compared to 15% in 2019 and 14% in 2018.

Financial Condition

Summary
Total assets were $1.9 billion as of December 31, 2020, which represented an increase of $533.2 million from the end of 2019. $244.0 million of the increase resulted from the merger with Community Shores noted above. Cash and due from banks increased $20.0 million.  The investment securities portfolio grew $235.2 million in 2020 compared to the balance at the end of 2019.  Net loans grew $264.1 million from December 31, 2019 to December 31, 2020.  $174.0 million of this loan growth came from loans acquired through the merger with Community Shores while ChoiceOne also added $126.4 million in PPP loans during 2020.  It is noted that $23.4 million of the PPP loans have been forgiven as of December 31, 2020.  Total deposits increased $520.0 million in 2020 compared to 2019, of which $227.8 million were obtained from the merger with Community Shores.

Securities

The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2020	2019
Equity securities	$2,896	$2,851

Available for Sale Securities
U.S. Government and federal agency	$2,051	$17,215
U.S. Treasury notes and bonds	2,056	2,008
State and municipal	320,368	173,924
Mortgage-backed	246,723	142,760
Corporate	2,589	2,672
Trust preferred securities	1,000	1,000
Total	$574,787	$339,579

As noted above total investment securities increased $235.2 million from December 31, 2019 to December 31, 2020. A total of $20.0 million was obtained from the merger with Community Shores. Approximately $375.7 million of securities were purchased in 2020. Securities totaling $28.8 million were called or matured in 2020. Principal payments for municipal and mortgage-backed securities totaling $20.0 million were received during 2020. Approximately $121.9 million of securities were sold during 2020 for net gains of $1.3 million. Securities totaling $177.7 million were sold as part of the restructuring of Lakestone’s portfolio in 2019. The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent.

Equity securities included a money market preferred security (MMP) of $1.0 million and common stock of $1.9 million as of December 31, 2020. As of December 31, 2019, equity securities included an MMP of $1.0 million and common stock of $1.9 million.

Loans

The Company’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2020	2019
Agricultural	$53,735	$57,339
Commercial and industrial	303,527	148,083
Consumer	34,014	38,854
Real estate - commercial	469,247	326,379
Real estate - construction	16,639	13,411
Real estate - residential	192,506	217,982
Loans, gross	$1,069,668	$802,048

As noted above the loan portfolio (excluding loans held for sale and loans to other financial institutions) increased $267.6 million from December 31, 2019 to December 31, 2020. Growth in all categories was due to the merger with Community Shores, which attributed $174.0 million of the loan growth with other growth coming from PPP loans.

The Bank entered into an agreement during 2018 to provide a line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. The balance of the lines of credit held by the Bank was $35.2 million as of December 31, 2020 compared to $51.0 million as of December 31, 2019.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2020	2019
Loans accounted for on a nonaccrual basis	$6,707	$4,687
Loans contractually past due 90 days or more as to principal or interest payments	-	-
Loans considered troubled debt restructurings which are not included above	1,537	1,726
Total	$8,244	$6,413

Nonaccrual loans included $348,000 in agricultural loans, $1,802,000 in commercial and industrial loans, $8,000 in consumer loans, $3,088,000 in commercial real estate loans, $80,000 in construction real estate loans, and $1,381,000 in residential real estate loans as of December 31, 2020. Nonaccrual loans included $379,000 in agricultural loans, $776,000 in commercial and industrial loans, $16,000 in consumer loans, $2,185,000 in commercial real estate loans, and $1,331,000 in residential real estate loans as of December 31, 2019. The primary reason for the increase in nonaccrual loans in 2020 was loans acquired from the merger of Community Shores. Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $196,000 in commercial real estate loans and $1,341,000 in residential real estate loans at December 31, 2020, compared to $391,000 in commercial and industrial loans, and $1,335,000 in residential real estate loans at December 31, 2019.

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the CARES Act states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. ChoiceOne offered an initial 90 day deferment beginning in March 2020 to both commercial and retail borrowers where the borrower could defer either the principal portion of their payments or both the principal and interest portions.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferments in accordance with the CARES Act; however, significantly fewer customers requested further deferment.  As of December 31, 2020, ChoiceOne had granted deferments on approximately 750 loans with loan balances totaling $148 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. These loans totaled $26.1 million as of December 31, 2020, compared to $14.0 million as of December 31, 2019.

Deposits and Other Funding Sources

The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2020	2019
Noninterest-bearing demand deposits	$477,654	$287,460
Interest-bearing demand deposits	471,346	236,154
Money market deposits	191,681	263,666
Savings deposits	337,332	206,050
Local certificates of deposit	196,565	158,985
Brokered certificates of deposit	-	2,287
Total deposits	$1,674,578	$1,154,602

Total deposits increased $520.0 million from December 31, 2019 to December 31, 2020, of which $227.8 million was obtained from the merger with Community Shores.  Much of the remaining growth was due to the various stimulus programs offered as a result of the COVID-19 pandemic.  Total borrowings declined as other funding sources were replaced by local deposits growth.  The Bank’s blanket collateral agreement covering agricultural real estate loans and residential real estate loans that secured Federal Home Loan Bank advances were pledged against the Bank’s outstanding advances at the end of 2020. Approximately $85.6 million of additional advances were available as of December 31, 2020 based on the collateral pledged by the Bank.

In 2021, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB and brokered certificates of deposit can address corresponding funding needs.

Shareholders’ Equity

Total shareholders' equity increased $35.1 million from December 31, 2019 to December 31, 2020. The merger with Community Shores caused $15.5 million of equity to be issued in consideration for Community Shores stock in addition to cash consideration. The remaining growth in equity resulted from the retention of earnings in 2020 as net income exceeded dividends paid by $9.4 million. Accumulated other comprehensive income increased by $9.6 million in 2020 principally as a result of available for sale securities held prior to the decrease in market interest rates to be in a larger unrealized gain position.  Equity issuances also contributed $646,000 to equity during 2020.

Note 20 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Bank at the end of 2020 and 2019. Management will monitor these capital ratios during 2021 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered "well capitalized" by regulatory guidelines. At December 31, 2020, the Bank was categorized as "well-capitalized" under the Basel III framework.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2020:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$196,565	$156,612	$31,791	$7,837	$325
Advances from Federal Home Loan Bank	161	39	82	40	-
Cumulative Preferred Securities	3,089	(101)	(202)	(202)	3,594
BMO Harris Loan	9,167	3,333	5,834	-	-
Operating leases	376	138	195	43	-
Other obligations	494	264	138	61	31
Total	$209,852	$160,285	$37,838	$7,779	$3,950

Liquidity and Interest Rate Risk

Net cash from operating activities was $8.5 million in 2020 compared to $9.2 million in 2019. Net cash used in investing activities was $250.8 million in 2020 compared to cash provided of $36.4 million in 2019. The change was caused by higher net purchases of securities in 2020 compared to 2019 and higher growth in loans in 2020 outside of Community Shores loans added, partially offset by more cash received from the Community Shores merger than the County merger. Net cash flows from financing activities were a positive $262.2 million in 2020 compared to a negative $5.7 million in 2019. The change was caused by more growth in deposits in 2020 outside of Community Shores deposits, partially offset by a higher level of net paydowns in borrowings in 2020 compared to 2019.

ChoiceOne's primary market risk exposure occurs in the form of interest rate risk. Liquidity risk also can have an impact but to a lesser extent. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased, lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at correspondent banks. As of December 31, 2020, the amount of federal funds available for purchase from the Bank's correspondent banks totaled approximately $104.5 million. ChoiceOne’s federal funds purchased balance was $0 as of December 31, 2020 and $4.8 million as of December 31, 2019. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $148.9 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $85.6 million of borrowing capacity was available from the FHLB based on agricultural real estate loans and residential real estate loans pledged as collateral at the end of 2020. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

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

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2020	2019

Income before income tax	$18,885	$8,465
Adjustment for pre-tax merger expenses	3,219	2,001
Adjusted income before income tax	22,104	10,466

Income tax expense	3,272	1,294
Tax impact of adjustment for pre-tax merger expenses	505	232
Adjusted income tax expense	3,777	1,526

Net income	15,613	7,171
Adjustment for pre-tax merger expenses, net of tax impact	2,714	1,769
Adjusted net income	$18,327	$8,940

Basic earnings per share	$2.08	$1.58
Effect of merger expenses, net of tax impact	0.36	0.39
Adjusted basic earnings per share	$2.44	$1.97

Diluted earnings per share	$2.07	$1.58
Effect of merger expenses, net of tax impact	0.36	0.39
Adjusted diluted earnings per share	$2.43	$1.97

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

Management hired a third party to perform a quantitative assessment of goodwill as of November 30, 2020.  The third party used an income approach to calculate cash flow based on excess capital above a required tangible equity to tangible assets ratio selected with consideration given to regulatory guidelines and the risk profile of ChoiceOne.  As a result of the income approach, no indication of goodwill impairment was noted.  The third party analysis also assessed the share price, book value, and financial results of ChoiceOne as compared to the previous year. Additionally, industry and market conditions were evaluated and compared, including the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms. The third party also compared average values for recently closed bank merger and acquisition transactions to ChoiceOne's recently completed merger and acquisition transactions. In assessing the totality of the events and circumstances, management determined that it is more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeded the carrying value as of November 30, 2020 and there was no further quantitative assessment necessary.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2020, management determined that no valuation allowance was necessary.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is related to liquidity because each is affected by maturing assets and sources of funds. ChoiceOne’s Asset/Liability Management Committee (the "ALCO") attempts to stabilize the interest rate spread and avoid possible adverse effects when unusual or rapid changes in interest rates occur. The ALCO uses a simulation model to measure the Bank's interest rate risk. The model incorporates changes in interest rates on rate-sensitive assets and liabilities. The degree of rate sensitivity is affected by prepayment assumptions that exist in the assets and liabilities. One method the ALCO uses of measuring interest rate sensitivity is the ratio of rate-sensitive assets to rate-sensitive liabilities. An asset or liability is considered to be rate-sensitive if it matures or otherwise reprices within a given time frame.

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2020
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$2,896	$-	$-	$-	$2,896
Securities available for sale	88,972	38,183	140,374	307,258	574,787
Federal Home Loan Bank stock	3,824	-	-	-	3,824
Federal Reserve Bank stock	-	-	-	4,180	4,180
Loans held for sale	12,921	-	-	-	12,921
Loans to other financial institutions	35,209	-	-	-	35,209
Loans	301,233	242,625	469,690	56,120	1,069,668
Cash surrender value of life insurance policies	-	-	-	32,751	32,751
Rate-sensitive assets	$445,055	$280,808	$610,064	$400,309	$1,736,236

Liabilities
Interest-bearing demand deposits	$471,346	$-	$-	$-	$471,346
Money market deposits	191,681	-	-	-	191,681
Savings deposits	337,332	-	-	-	337,332
Certificates of deposit	49,346	107,266	39,628	325	196,565
Borrowings	843	2,529	5,955	-	9,327
Subordinated debentures	(25)	(76)	(403)	3,593	3,089
Rate-sensitive liabilities	$1,050,522	$109,719	$45,180	$3,918	$1,209,340
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(605,468)	$171,089	$564,884	$396,391	$526,896
Cumulative asset (liability) gap	$(605,468)	$(434,378)	$130,505	$526,896

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 63% at December 31, 2020, compared to 65% at December 31, 2019. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, money market deposits, and overnight repurchase agreements in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2020. As interest rates change during 2021, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2020, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders' equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2020 and 2019:

Table 6 – Sensitivity to Changes in Interest Rates

	2020
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$57,184	8%	$394,977	5%
300 basis point rise	55,380	5%	404,998	8%
200 basis point rise	54,106	3%	405,238	8%
100 basis point rise	53,420	1%	398,862	6%
Base rate scenario	52,722	-%	376,571	-%
100 basis point decline	51,341	-3%	304,778	-19%
200 basis point decline	50,125	-5%	277,058	-26%
300 basis point decline	49,177	-7%	276,744	-27%
400 basis point decline	48,968	-7%	276,317	-27%

	2019
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$46,575	4%	$258,936	1%
300 basis point rise	46,184	3%	261,284	2%
200 basis point rise	45,754	2%	260,998	2%
100 basis point rise	45,243	1%	261,204	2%
Base rate scenario	44,654	-%	256,047	-%
100 basis point decline	43,573	-2%	236,307	-8%
200 basis point decline	41,407	-7%	202,759	-21%
300 basis point decline	40,453	-9%	204,270	-20%
400 basis point decline	39,996	-10%	209,687	-18%

As of December 31, 2020, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 300 and 400 basis points scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 100 and 200 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. As of December 31, 2019, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and down 200 basis points scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 300 and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Current Factor Adjustments – Refer to Notes 1 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

The general component of management’s estimate of the allowance for loan losses covers non-classified loans and is based on historical loss experience adjusted for current factors.  Management’s adjustment for current factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, experience and ability of lending staff, national and economic trends and conditions, industry conditions, trends in real estate values, and other conditions.  Identification of factors to consider and adjustments to those factors involve management’s judgement.

Given the significant estimates and assumptions management makes to estimate the current factor adjustments of the allowance for loan losses, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the current factor adjustments used in the estimate of the allowance for loan losses included the following, among others:

●

We obtained an understanding of management’s process for determining the current factor adjustments, which included identification of internal and external data used in the analysis and understanding how management selects inputs from a range of potential assumptions.

●	We evaluated the design of controls over management’s allowance for loan losses estimate, including those over current factor adjustments.
●	We evaluated management’s selection of factors to consider when making current factor adjustments.
●

We evaluated management's determination of adjustments for each factor, including evaluation of each adjustment for consistency with the direction and magnitude of changes in internal and external data.

Acquisition of Community Shores Bank Corporation – Valuation of Loans – Refer to Notes 1 and 21 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Community Shores Bank Corporation (“Community Shores”) on July 1, 2020. The assets acquired and liabilities assumed were recorded at their acquisition date fair values.  Management utilized a third-party specialist to assist in the estimation of the fair value of loans at the acquisition date based on a discounted cash flow approach.  The fair value adjustments required management to make significant estimates and assumptions, including the probability of default, loss given default, and realizable collateral values of the acquired loans.

Given the significant estimates and assumptions management made to estimate the fair value of acquired loans, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of significant estimates and assumptions used in the valuation of acquired loans included the following, among others:

●

We obtained an understanding of management’s process for determining the fair value of acquired loans, which included identification of internal and external data used in selecting inputs to the model and understanding how management selected inputs from a range of potential assumptions.

●	We evaluated the design of controls over management’s loan fair value estimate.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the discounted cash flow valuation methodology and significant assumptions based on unobservable data.
●	We tested the completeness and accuracy of data used by management in the fair value calculation.
●	We evaluated the significant inputs selected by management and tested the mathematical accuracy of the calculation.

Other Reporting Required by Government Auditing Standards

In accordance with Government Auditing Standards, we have also issued our report dated March 30, 2021 on our consideration of ChoiceOne Financial Services, Inc. internal control over financial reporting and on our tests of its compliance with certain provisions of laws, regulations, contracts, grant agreements, and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on the internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with Government Auditing Standards in considering ChoiceOne Financial Services, Inc. internal control over financial reporting and compliance.

/s/Plante & Moran, PLLC

We have served as the Company’s auditor since 2006.

Auburn Hills, Michigan

March 30, 2021

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019
Assets
Cash and due from banks	$79,169	$59,308
Time deposits in other financial institutions	350	250
Cash and cash equivalents	79,519	59,558

Equity securities at fair value (Note 2)	2,896	2,851
Securities available for sale (Note 2)	574,787	339,579
Federal Home Loan Bank stock	3,824	3,524
Federal Reserve Bank stock	4,180	2,934
Loans held for sale	12,921	3,095
Loans to other financial institutions	35,209	51,048
Loans (Note 3)	1,069,668	802,048
Allowance for loan losses (Note 3)	(7,593)	(4,057)
Loans, net	1,062,075	797,991

Premises and equipment, net (Note 5)	29,489	24,265
Other real estate owned, net (Note 7)	266	929
Cash value of life insurance policies	32,751	31,979
Goodwill (Note 6)	60,506	52,870
Core deposit intangible (Note 6)	5,269	6,006
Other assets	15,650	9,499
Total assets	$1,919,342	$1,386,128

Liabilities
Deposits – noninterest-bearing (Note 8)	$477,654	$287,460
Deposits – interest-bearing (Note 8)	1,196,924	867,142
Total deposits	1,674,578	1,154,602

Borrowings (Note 9)	9,327	33,198
Subordinated debentures (Note 10)	3,089	-
Other liabilities (Notes 11 and 13)	5,080	6,189
Total liabilities	1,692,074	1,193,989

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,796,352 at December 31, 2020 and 7,245,088 at December 31, 2019 (Note 14)	178,750	162,610
Retained earnings	37,490	28,051
Accumulated other comprehensive income, net	11,028	1,478
Total shareholders’ equity	227,268	192,139
Total liabilities and shareholders’ equity	$1,919,342	$1,386,128

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

	Years Ended
(Dollars in thousands, except per share data)	December 31,
	2020	2019	2018
Interest income
Loans, including fees	$46,874	$26,777	$20,033
Securities:
Taxable	5,891	3,956	2,896
Tax exempt	2,684	1,472	1,465
Other	266	268	131
Total interest income	55,715	32,473	24,525

Interest expense
Deposits	4,178	4,188	2,175
Advances from Federal Home Loan Bank	220	455	235
Other	246	57	51
Total interest expense	4,644	4,700	2,461

Net interest income	51,071	27,773	22,064
Provision for loan losses	4,000	-	35
Net interest income after provision for loan losses	47,071	27,773	22,029

Noninterest income
Customer service charges	7,252	5,277	4,525
Insurance and investment commissions	541	310	335
Mortgage servicing rights (Note 4)	3,180	822	441
Gains on sales of loans (Note 4)	8,133	1,129	562
Net gains on sales of securities (Note 2)	1,308	22	34
Net (losses) gains on sales and write-downs of other assets (Note 7)	(13)	55	83
Earnings on life insurance policies	772	773	385
Trust income	739	162	-
Change in market value of equity securities	(155)	-	71
Other	941	618	484
Total noninterest income	22,698	9,168	6,920

Noninterest expense
Salaries and benefits (Note 13 and 14)	26,539	14,401	10,997
Occupancy and equipment (Note 5)	5,783	3,557	2,722
Data processing	6,765	3,210	2,205
Professional fees	3,716	3,112	1,349
Supplies and postage	844	407	408
Advertising and promotional	588	528	308
Intangible amortization (Note 6)	1,498	353	-
FDIC insurance	450	45	185
Other	4,701	2,863	2,287
Total noninterest expense	50,884	28,476	20,461

Income before income tax	18,885	8,465	8,488
Income tax expense	3,272	1,294	1,155

Net income	$15,613	$7,171	$7,333

Basic earnings per share (Note 15)	$2.08	$1.58	$2.03
Diluted earnings per share (Note 15)	$2.07	$1.58	$2.02
Dividends declared per share	$0.82	$1.40	$0.71

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended
(Dollars in thousands)	December 31,
	2020	2019	2018
Net income	$15,613	$7,171	$7,333

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $2,846, $583, and $(196) for the years ended December 31, 2020, 2019, and 2018, respectively.	10,708	2,246	(737)

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $275, $5, and $7 for the years ended December 31, 2020, 2019, and 2018, respectively.	(1,033)	(18)	(27)

Change in adjustment for postretirement benefits, net of tax expense (benefit) of $(33), $(5), and $10 for the years ended December 31, 2020, 2019, and 2018, respectively.	(125)	(18)	39

Other comprehensive income, net of tax	9,550	2,210	(725)

Comprehensive income	$25,163	$9,381	$6,608

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2018	3,448,569	$50,290	$26,023	$237	$76,550

Net income			7,333		7,333
Other comprehensive loss				(725)	(725)
Shares issued	7,904	126			126
Shares repurchased	(20,628)	(523)			(523)
Effect of employee stock purchases		13			13
Stock options exercised and issued (1)	1,241				-
Stock-based compensation expense		282			282
Restricted stock units issued	7,303				-
Adoption effect of ASU 2016-01 (3)			244	(244)	-
Stock dividend declared (5%)	172,094	4,335	(4,342)		(7)
Cash dividends declared ($0.71 per share) (2)			(2,572)		(2,572)

Balance, December 31, 2018	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			7,171		7,171
Other comprehensive income				2,210	2,210
Shares issued	8,118	25			25
Shares repurchased	(2,228)	(67)			(67)
Effect of employee stock purchases		14			14
Stock options exercised and issued (1)	3,913	78			78
Stock-based compensation expense		398			398
Restricted stock units issued	14,930				-
Merger with County Bank Corp, net of issuance costs	3,603,872	107,639			107,639
Cash dividends declared ($1.40 per share)			(5,806)		(5,806)

Balance, December 31, 2019	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			15,613		15,613
Other comprehensive income				9,550	9,550
Shares issued	19,583	451			451
Effect of employee stock purchases		24			24
Stock options exercised and issued (1)	7,261				-
Stock-based compensation expense		171			171
Restricted stock units issued	365				-
Merger with Community Shores Bank Corporation	524,055	15,494			15,494
Cash dividends declared ($0.82 per share)			(6,174)		(6,174)

Balance, December 31, 2020	7,796,352	$178,750	$37,490	$11,028	$227,268

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

(2) Adjusted for 5% stock dividend issued on May 31, 2018.

(3) ASU 2016-01 is further addressed in Note 1 to the financial statements.

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

	Years Ended
(Dollars in thousands)	December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$15,613	$7,171	$7,333
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	4,000	-	35
Depreciation	2,721	1,610	1,183
Amortization	4,985	1,517	893
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	512	373	344
Net gains on sales of securities	(1,308)	(22)	(34)
Net change in market value of equity securities	155	-	(71)
Gains on sales of loans	(11,313)	(1,951)	(1,003)
Loans originated for sale	(326,286)	(63,920)	(33,555)
Proceeds from loan sales	325,306	62,763	34,872
Earnings on bank-owned life insurance	(772)	(485)	(385)
Proceeds from BOLI policy	-	605	-
Earnings on death benefit from bank-owned life insurance	-	(288)	-
(Gains) on sales of other real estate owned	(64)	(54)	(79)
Write downs of ORE	80	-	-
Proceeds from sales of other real estate owned	1,384	938	515
Costs capitalized to other real estate	(19)	-	-
Deferred federal income tax expense	202	310	209
Net change in:
Other assets	(3,186)	2,128	(875)
Other liabilities	(3,532)	(1,493)	573
Net cash provided by operating activities	8,478	9,202	9,955

Cash flows from investing activities:
Sales of securities available for sale	121,942	178,450	2,634
Sales of equity securities	-	463	91
Maturities, prepayments and calls of securities available for sale	48,787	47,816	13,443
Purchases of securities available for sale	(375,670)	(209,763)	(31,450)
Purchase of Federal Reserve Bank stock	-	(1)	-
Loan originations and payments, net	(79,594)	(485)	(24,366)
Additions to premises and equipment	(1,852)	(766)	(4,207)
Cash received from merger with Community Shores Bank Corporation	35,636	-	-
Cash received from merger with County Bank Corp	-	20,638	-
Net cash (used in)/provided by investing activities	(250,751)	36,352	(43,855)

Cash flows from financing activities:
Net change in deposits	292,145	3,986	37,162
Net change in repurchase agreements	-	-	(7,148)
Net change in fed funds purchased	-	(8,600)	4,800
Proceeds from borrowings	10,050	115,000	128,500
Payments on borrowings	(33,921)	(110,035)	(143,535)
Repurchase of common stock	-	(67)	(523)
Issuance of common stock	134	142	77
Cash dividends and fractional shares from merger	(6,174)	(5,815)	(2,580)
Cash related to equity issuance for merger	-	(297)	-
Net cash provided by/(used in) financing activities	262,234	(5,686)	16,753

Net change in cash and cash equivalents	19,961	39,868	(17,147)
Beginning cash and cash equivalents	59,558	19,690	36,837

Ending cash and cash equivalents	$79,519	$59,558	$19,690

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,872	$4,500	$2,300
Cash paid for income taxes	5,001	1,035	850
Loans transferred to other real estate owned	372	347	432

See accompanying notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiaries, ChoiceOne Bank (the "Bank"), and ChoiceOne Bank’s wholly-owned subsidiaries: ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), Lakestone Financial Services, Inc. ("Lakestone Financial"), and Community Shores Financial Services, Inc. (“Community Shores Financial”). Intercompany transactions and balances have been eliminated in consolidation.

Community Shores Capital Trust I (the “Capital Trust”) owns all of the common securities of this special purpose trust.  Under U.S. generally accepted accounting principles ("GAAP"), the Capital Trust is not consolidated because it is a variable interest entity and ChoiceOne is not the primary beneficiary.

Recent Mergers

On  October 1, 2019, ChoiceOne completed the merger of County Bank Corp. (“County”) with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2019 include the impact of the merger, which was effective as of  October 1, 2019. For additional details regarding the merger with County, see Note 21 (Business Combination) below.

On July 1, 2020, ChoiceOne completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the year ended December 31, 2020 include the impact of the merger, which was effective as of July 1, 2020. For additional details regarding the merger with Community Shores, see Note 21 (Business Combination) below.

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

COVID-19 has already had numerous effects on ChoiceOne. To protect the health of customers, employees, and others in its communities, ChoiceOne closed the lobbies of its branches from late March 2020 to mid- June 2020. During the period that lobbies were closed, ChoiceOne continued to provide its full scope of services to its customers through drive-up branch service, in-person meetings by appointment, and mobile banking.

COVID-19 has also affected ChoiceOne's customers. Although there were no material increases in delinquencies or net charge-offs during 2020, ChoiceOne increased its provision for loan losses by $4.0 million in 2020 as compared to 2019 in anticipation of an expected increase in levels of delinquencies and loan losses related to the impact of COVID-19. Consistent with federal banking agencies' revised “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19 and has granted approximately 750 payment deferrals on numerous loans to borrowers affected by the pandemic.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferment in accordance with the Coronavirus Aid, Relief, and Economic Security ("CARES") Act; however, significantly fewer customers requested further deferment.  Less than 40 deferments remained active with loan balances totaling just $3.2 million at December 31, 2020 with all other previous deferments resuming their payments in accordance with loan terms.  ChoiceOne will continue to attempt to assist borrowers using various means in appropriate circumstances, as needed.

In addition, ChoiceOne processed over $126 million in PPP loans through December 31, 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee based on the size of the loan. The initial PPP expired on August 8, 2020.  On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, providing additional funding for the PPP. This round of the PPP opened on February 24, 2021 and, absent extension, will expire on March 31, 2021 (or such earlier date as funds are exhausted). Gross fees associated with PPP loans originated through December 31, 2020 totaled $5.0 million.  Costs associated with these loans were approximately $199,000 and the net of $4.8 million is being recognized over the term of the loans.  Upon the SBA forgiveness, unrecognized fees are then recognized into interest income. Fee income, which was included in interest income, recognized in the year ended December 31, 2020 was $3.0 million.  $23.4 million in PPP loans were forgiven during the year ended December 31, 2020.

Nature of Operations

The Bank is a full-service community bank that offers commercial, consumer, and real estate loans as well as traditional demand, savings and time deposits to both commercial and consumer clients within the Bank’s primary market areas in Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan and Lapeer, Macomb, and St. Clair counties in southeastern Michigan. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from the cash flows from operations of businesses. Real estate loans are collateralized by either residential or commercial real estate.

Community Shores Financial is a wholly-owned subsidiary of the Bank. The primary source of revenue for Community Shores Financial is referral fee income from a local insurance agency, Lakeshore Employee Benefits.  Lakeshore Employee Benefits offers, among other things, employer-sponsored benefit plans.

The Insurance Agency is a wholly-owned subsidiary of the Bank. The Insurance Agency sells insurance policies such as life and health for both commercial and consumer clients. The Insurance Agency also offers alternative investment products such as annuities and mutual funds through a registered broker. Lakestone Financial is a wholly-owned subsidiary of the Bank, which earns revenues through the sale of annuities and other third party investment products.

Together, the Bank and the other subsidiaries account for substantially all of ChoiceOne’s assets, revenues and operating income.

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

Management evaluates securities for other-than-temporary impairment ("OTTI") on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The evaluation of securities includes consideration given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether ChoiceOne has the intent to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. In analyzing an issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether ChoiceOne intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. If ChoiceOne intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, the OTTI shall be recognized in earnings equal to the entire difference between the investment's amortized cost basis and its fair value at the balance sheet date. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment. If a security is determined to be other-than-temporarily impaired, but ChoiceOne does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income.

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

During 2020, the Company funded loans under the Small Business Administration's ("SBA") Paycheck Protection Program ("PPP") to provide liquidity to small businesses during the COVID-19 pandemic. The loans are guaranteed by the SBA and are forgivable by the SBA if certain criteria are met. The Company originated PPP loans totaling $126.4 million during 2020. PPP processing fees received from the SBA totaling $5.0 million were deferred along with loan origination costs and recognized as interest income using the effective yield method. Upon forgiveness of a loan and resulting repayment by the SBA, any unrecognized net fee for a given loan is recognized as interest income. $3.0 million of fees from the SBA were recognized in 2020.

No allowance for loan loss is recorded for loans acquired in a business combination unless losses are incurred subsequent to the acquisition date.

Acquired loans are considered purchased credit impaired (“PCI”) if as of the acquisition date, management determines the loan has evidence of deterioration in credit quality since origination and it is probable at acquisition the Company will be unable to collect all contractually required payments. The discount related to credit quality for PCI loans is recorded as an adjustment to the loan balance as of the acquisition date and is not accreted into income. Management subsequently estimates expected cash flows on an individual loan basis. If the present value of expected cash flows is less than a loan's carrying amount, an allowance for loan loss is recorded through the provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, the excess may be reclassified to an accretable difference and recognized into income over the loan's remaining life.

For non-PCI loans, the difference between acquisition date fair value and expected cash flows is accreted into income over a pool's expected life using the level yield method.

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market. Similar to loans held for sale, these loans are excluded from the allowance for loan losses as the risk of default is minimal during the short time period held.  Loans to other financial institutions are excluded from Note 3. As of December 31, 2020 and 2019 none of the loans to other financial institutions were classified as impaired or nonaccrual.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by the provision for loan losses and decreased by loans charged off less any recoveries of charged off loans. Management estimates the allowance for loan losses balance required based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance for loan losses when management believes that collection of a loan balance is not possibl

The allowance for loan losses consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component of management's estimate of the allowance for loan losses covers non-classified loans and is based on historical loss experience adjusted for current factors. Management's adjustment for current factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, experience and ability of lending staff, national and economic trends and conditions, industry conditions, trends in real estate values, and other conditions.

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

In March of 2020, the CARES Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   As a result of the pandemic, the Company provided a modification program to borrowers that included certain concessions such as interest only or payment deferrals. The Company granted pandemic-related modifications of loans totaling $148 million. As of December 31, 2020, there were $3.2 of loans that remained under a modification agreement but are not disclosed as TDRs pursuant to the CARES Act. Regardless of whether a modified loan is classified as a TDR, the Company continues to apply policies for risk rating, accruing interest, and classifying loans as impaired.

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

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of the acquired tangible assets and liabilities and identifiable intangible assets. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

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

Earnings Per Share

Basic earnings per common share ("EPS") is based on weighted-average common shares outstanding. Diluted EPS assumes issuance of any dilutive potential common shares issuable under stock options or restricted stock units granted.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of post-retirement plans, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2020	2019
Unrealized gain (loss) on available for sale securities	$13,959	$1,713
Unrecognized gains on post-retirement benefits	—	158
Tax effect	(2,931)	(393)
Accumulated other comprehensive income (loss)	$11,028	$1,478

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2020.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank of $0 and $13,231,000 was required to meet regulatory reserve and clearing requirements for the Bank at December 31, 2020 and 2019, respectively. The balance in excess of the amount required was interest-bearing as of   December 31, 2020 and December 31, 2019.

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

Operating Segments

While ChoiceOne’s management monitors the revenue streams of various products and services for the Bank, Insurance Agency, Lakestone Financial, and Community Shores Financial, operations and financial performance are evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

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

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles (GAAP) with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered smaller reporting filers with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting filer as of December 31, 2020. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the 2020 presentation.

Note 2 – Securities

The fair value of equity securities and the related gross unrealized gains recognized in noninterest income at December 31 were as follows:

December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,836	$60	$-	$2,896

December 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,426	$425	$-	$2,851

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,007	$44	$-	$2,051
U.S. Treasury notes and bonds	1,996	60	-	2,056
State and municipal	307,201	13,191	(24)	320,368
Mortgage-backed	246,085	1,510	(872)	246,723
Corporate	2,539	51	(1)	2,589
Trust preferred securities	1,000	-	-	1,000
Total	$560,828	$14,856	$(897)	$574,787

	December 31, 2019
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$17,231	$23	$(39)	$17,215
U.S. Treasury notes and bonds	1,994	14	-	2,008
State and municipal	172,487	2,694	(1,257)	173,924
Mortgage-backed	142,504	585	(329)	142,760
Corporate	2,649	24	(1)	2,672
Trust preferred securities	1,000	-	-	1,000
Total	$337,865	$3,340	$(1,626)	$339,579

Information regarding sales of equity securities and securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2020	2019	2018
Proceeds from sales of securities	$121,942	$178,913	$2,634
Gross realized gains	1,308	22	42
Gross realized losses	-	-	8

Contractual maturities of equity securities and securities available for sale at December 31, 2020 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$17,050	$17,184
Due after one year through five years	59,120	60,900
Due after five years through ten years	221,304	231,775
Due after ten years	17,269	18,205
Total debt securities	314,743	328,064
Mortgage-backed securities	246,085	246,723
Equity securities	2,836	2,896
Total	$563,664	$577,683

Certain securities were pledged as collateral for participation in a program that provided Community Reinvestment Act credits. The carrying amount of the securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2020	2019
Securities pledged for Community Reinvestment Act credits	$278	$252

Securities with unrealized losses at year-end 2020 and 2019, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2020
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	-	-	-	-
State and municipal	8,950	24	-	-	8,950	24
Mortgage-backed	75,126	866	9,994	6	85,120	872
Corporate	453	1	-	-	453	1
Total temporarily impaired	$84,529	$891	$9,994	$6	$94,523	$897

	2019
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$7,175	$(39)	$-	$-	$7,175	$(39)
U.S. Treasury notes and bonds	-	-	-	-	-	-
State and municipal	75,099	(1,256)	252	(1)	75,351	(1,257)
Mortgage-backed	109,652	(327)	373	(2)	110,025	(329)
Corporate	-	-	300	(1)	300	(1)
Total temporarily impaired	$191,926	$(1,622)	$925	$(4)	$192,851	$(1,626)

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2020 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2020 or 2019.

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2020	2019	2018

Net gains and losses recognized during the period	$(155)	$—	$71
Less: Net gains and losses recognized during the period on securities sold	—	(5)	9

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(155)	$5	$62

At December 31, 2020, there were 22 securities with an unrealized loss, compared to 63 securities with an unrealized loss as of December 31, 2019.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2020	2019
Agricultural	$53,735	$57,339
Commercial and industrial	303,527	148,083
Consumer	34,014	38,854
Real estate - commercial	469,247	326,379
Real estate - construction	16,639	13,411
Real estate - residential	192,506	217,982
Loans, gross	$1,069,668	$802,048
Allowance for Loan Losses	(7,593)	(4,057)
Loans, net	$1,062,075	$797,991

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

Ongoing credit review of commercial loans is the responsibility of the loan officers. ChoiceOne’s internal credit committee meets at least monthly and reviews loans with payment issues and loans with a risk rating of 6, 7, or 8. Risk ratings of commercial loans are reviewed periodically and adjusted if needed. ChoiceOne’s consumer loan portfolio is primarily monitored on an exception basis. Loans where payments are past due are turned over to the applicable Bank’s collection department, which works with the borrower to bring payments current or take other actions when necessary. In addition to internal reviews of credit performance, ChoiceOne contracts with a third party for independent loan review that monitors the loan approval process and the credit quality of the loan portfolio.

The table below details the outstanding balances of the County Bank Corp. acquired portfolio and the acquisition fair value adjustments at acquisition date:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,894)	(2,079)
Carrying balance at acquisition date	$4,616	$385,500	$390,116

The table below presents a roll-forward of the accretable yield on County Bank Corp. acquired loans for the year ended December 31, 2020:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance, January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance, December 31, 2020	$135	$1,524	$1,659

The table below details the outstanding balances of the Community Shores Bank Corporation acquired loan portfolio and the acquisition fair value adjustments at acquisition date:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$20,491	$158,495	$178,986
Nonaccretable difference	(3,547)	-	(3,547)
Expected cash flows	16,944	158,495	175,439
Accretable yield	(869)	(596)	(1,465)
Carrying balance at acquisition date	$16,075	$157,899	$173,974

The table below presents a roll-forward of the accretable yield on Community Shores Bank Corporation acquired loans for the year ended December 31, 2020:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, December 31, 2020	$843	$455	$1,298

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	(15)	(148)	(329)	(254)	—	(8)	—	(754)
Recoveries	—	57	204	10	—	19	—	290
Provision	(199)	763	172	2,759	21	649	(165)	4,000
Ending balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593

Individually evaluated for impairment	$—	$19	$1	$157	$—	$254	$—	$431

Collectively evaluated for impairment	$257	$1,308	$316	$4,021	$97	$1,046	$117	$7,162

Loans
December 31, 2020
Individually evaluated for impairment	$348	$1,663	$8	$3,032	$80	$2,720		$7,851
Collectively evaluated for impairment	53,387	295,154	33,982	453,681	16,559	186,982		1,039,745
Acquired with deteriorated credit quality	—	6,710	24	12,534	—	2,804		22,072
Ending balance	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506		$1,069,668

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	-	(83)	(292)	(589)	-	(25)	-	(989)
Recoveries	65	22	136	26	-	124	-	373
Provision	(75)	(176)	172	300	38	4	(263)	-
Ending balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057

Individually evaluated for impairment	$103	$-	$4	$13	$-	$235	$-	$355

Collectively evaluated for impairment	$368	$655	$266	$1,650	$76	$405	$282	$3,702

Loans
December 31, 2019
Individually evaluated for impairment	$924	$259	$17	$2,288	$-	$2,434		$5,922
Collectively evaluated for impairment	56,415	141,583	38,524	323,358	13,411	215,106		788,397
Acquired with deteriorated credit quality	-	6,241	313	733	-	442		7,729
Ending balance	$57,339	$148,083	$38,854	$326,379	$13,411	$217,982		$802,048

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2018
Beginning balance	$506	$1,001	$262	$1,761	$35	$726	$286	$4,577
Charge-offs	-	(58)	(282)	-	-	(25)	-	(365)
Recoveries	33	107	112	61	-	113	-	426
Provision	(58)	(158)	162	104	3	(277)	259	35
Ending balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673

Individually evaluated for impairment	$94	$3	$13	$20	$-	$167	$-	$297

Collectively evaluated for impairment	$387	$889	$241	$1,906	$38	$370	$545	$4,376

Loans
December 31, 2018
Individually evaluated for impairment	$578	$21	$90	$623	$-	$2,712		$4,024
Collectively evaluated for impairment	48,531	91,385	24,292	138,830	8,843	93,168		405,049
Ending balance	$49,109	$91,406	$24,382	$139,453	$8,843	$95,880		$409,073

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

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019	2020	2019
Pass	$50,185	$55,866	$294,614	$146,728	$453,080	$322,105
Special Mention	3,202	1,094	4,101	1,081	6,006	1,332
Substandard	348	379	4,812	274	8,925	2,942
Doubtful	-	-	-	-	1,236	-
	$53,735	$57,339	$303,527	$148,083	$469,247	$326,379

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019	2020	2019
Performing	$34,006	$38,838	$16,559	$13,411	$191,125	$216,651
Nonperforming	-	-	-	-	-	-
Nonaccrual	8	16	80	-	1,381	1,331
	$34,014	$38,854	$16,639	$13,411	$192,506	$217,982

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2020 and 2019, loans in the process of foreclosure totaled $337,000 and $173,000, respectively.

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the year ended December 31, 2020. There were no new TDRs in 2019.

	Year Ended December 31, 2020
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
	Loans	Investment	Investment
Agricultural	1	$62	$62
Commercial and Industrial	1	53	53
Commercial Real Estate	3	1,852	1,852
Total	5	$1,967	$1,967

The following schedule provides information on TDRs as of December 31, 2020 where the borrower was past due with respect to principal and/or interest for 30 days during the year ended December 31, 2020, which loans had been modified and classified as TDRs during the year prior to the default.  There were no TDRs as of December 31, 2019 where the borrower was past due with respect to principal and/or interest for 30 days or more during year ended December 31, 2019, which loans had been modified and classified as TDRs during the year prior to the default.

	Year Ended
	December 31, 2020
(Dollars in thousands)	Number	Recorded
	of Loans	Investment
Commercial Real Estate	2	$1,666
Total	2	$1,666

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the CARES Act states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs. ChoiceOne offered an initial 90 day deferment beginning in March 2020 to both commercial and retail borrowers where the borrower could defer either the principal portion of their payments or both the principal and interest portions.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferments in accordance with the CARES Act; however, significantly fewer customers requested further deferment.  As of December 31, 2020, ChoiceOne had granted deferments on approximately 750 loans with loan balances totaling $148 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report.

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With no related allowance recorded
Agricultural	$348	$434	$-	$329	$-
Commercial and industrial	1,516	1,629	-	464	2
Consumer	-	-	-	1	-
Construction real estate	80	80	-	16	-
Commercial real estate	1,852	2,664	-	1,495	14
Residential real estate	162	162	-	99	3
Subtotal	3,958	4,969	-	2,404	19
With an allowance recorded
Agricultural	-	-	-	152	-
Commercial and industrial	147	147	19	111	12
Consumer	8	8	1	16	-
Construction real estate	-	-	-	-	-
Commercial real estate	1,180	1,180	157	897	35
Residential real estate	2,558	2,651	254	2,330	87
Subtotal	3,893	3,986	431	3,506	134
Total
Agricultural	348	434	-	481	-
Commercial and industrial	1,663	1,776	19	575	14
Consumer	8	8	1	17	-
Construction real estate	80	80	-	16	-
Commercial real estate	3,032	3,844	157	2,392	49
Residential real estate	2,720	2,813	254	2,429	90
Total	$7,851	$8,955	$431	$5,910	$153

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With no related allowance recorded
Agricultural	$545	$545	$-	$146	$10
Commercial and industrial	259	340	-	104	9
Consumer	-	-	-	-	-
Construction real estate	-	-	-	-	-
Commercial real estate	1,882	2,471	-	782	30
Residential real estate	42	42	-	133	4
Subtotal	2,728	3,398	-	1,165	53
With an allowance recorded
Agricultural	379	439	103	388	-
Commercial and industrial	-	-	-	86	1
Consumer	17	18	4	48	-
Construction real estate	-	-	-	-	-
Commercial real estate	406	406	13	975	32
Residential real estate	2,392	2,460	235	2,486	83
Subtotal	3,194	3,323	355	3,983	116
Total
Agricultural	924	984	103	534	10
Commercial and industrial	259	340	-	190	10
Consumer	17	18	4	48	-
Construction real estate	-	-	-	-	-
Commercial real estate	2,288	2,877	13	1,757	62
Residential real estate	2,434	2,502	235	2,619	87
Total	$5,922	$6,721	$355	$5,148	$169

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2018
With no related allowance recorded
Agricultural	$185	$185	$-	$291	$-
Commercial and industrial	-	-	-	29	2
Consumer	1	1	-	2	8
Construction real estate	-	-	-	54	-
Commercial real estate	74	109	-	78	30
Residential real estate	250	261	-	177	114
Subtotal	510	556	-	631	154
With an allowance recorded
Agricultural	393	440	94	161	13
Commercial and industrial	21	21	3	296	-
Consumer	88	88	13	59	-
Construction real estate	-	-	-	-	-
Commercial real estate	550	609	20	692	-
Residential real estate	2,462	2,494	167	2,523	6
Subtotal	3,514	3,652	297	3,731	19
Total
Agricultural	578	625	94	452	13
Commercial and industrial	21	21	3	325	2
Consumer	90	90	13	61	8
Construction real estate	-	-	-	54	-
Commercial real estate	623	718	20	770	30
Residential real estate	2,712	2,755	167	2,700	120
Total	$4,024	$4,209	$297	$4,362	$173

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2020
Agricultural	$-	$-	$-	$-	$53,735	$53,735	$-
Commercial and industrial	-	109	515	624	302,903	303,527	-
Consumer	39	-	-	39	33,975	34,014	-
Commercial real estate	532	44	1,744	2,320	466,927	469,247	-
Construction real estate	1,076	180	80	1,336	15,303	16,639	-
Residential real estate	1,563	256	352	2,171	190,335	192,506	-
	$3,210	$589	$2,691	$6,490	$1,063,178	$1,069,668	$-

December 31, 2019
Agricultural	$-	$68	$-	$68	$57,271	$57,339	$-
Commercial and industrial	542	15	259	816	147,267	148,083	-
Consumer	121	19	11	151	38,703	38,854	-
Commercial real estate	-	-	1,882	1,882	324,497	326,379	-
Construction real estate	-	-	-	-	13,411	13,411	-
Residential real estate	2,466	582	393	3,441	214,541	217,982	-
	$3,129	$684	$2,545	$6,358	$795,690	$802,048	$-

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2020	2019
Agricultural	$348	$379
Commercial and industrial	1,802	776
Consumer	8	16
Commercial real estate	3,088	2,185
Construction real estate	80	-
Residential real estate	1,381	1,331
	$6,707	$4,687

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2020	2019	2018
Loans originated for resale, net of principal payments	$326,286	$63,920	$33,555
Proceeds from loan sales	325,306	62,763	34,872
Net gains on sales of loans held for sale	11,313	1,951	1,003
Loan servicing fees, net of amortization	(129)	82	91

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $404.2 million and $242.0 million at December 31, 2020 and 2019, respectively. The Bank maintain custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2020 and 2019.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2020	2019	2018
Balance, beginning of year	$2,131	$1,049	$908
Capitalized	3,554	822	441
Amortization	(1,344)	(453)	(300)
Market valuation allowance change	(374)	-	-
Acquired from merger with County Bank Corp.	-	713	-
Balance, end of year	$3,967	$2,131	$1,049

The fair value of loan servicing rights was $3,967,000 and $2,304,000 as of December 31, 2020 and 2019, respectively. Valuation allowances of $373,000 and $0 were recorded at  December 31, 2020 and December 31, 2019, respectively. The fair value of the Bank’s servicing rights at  December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 7% to 26%.  The fair value of the Bank’s servicing rights at  December 31, 2019 was determined using a discount rate of 5.51% and prepayment speeds ranging from 11% to 18%.  The fair value of Lakestone’s servicing rights at  December 31, 2019 was determined using a discount rate of 8.65% and prepayment speeds ranging from 11% to 13%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2020	2019
Land and land improvements	$8,753	$7,576
Leasehold improvements	69	38
Buildings	25,985	20,251
Furniture and equipment	10,687	11,078
Total cost	45,494	38,943
Accumulated depreciation	(16,005)	(14,678)
Premises and equipment, net	$29,489	$24,265

Depreciation expense was $2,721,000, $1,610,000, and $1,183,000 for 2020, 2019 and 2018, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $83,000, $72,000, and $108,000 for 2020, 2019 and 2018, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2021	$138
2022	120
2023	75
2024	28
2025	14
Total undiscounted cash flows	375
Less discount	15
Total operating lease liabilities	$360

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2020	2019
Balance, beginning of year	$52,870	$13,728
Acquired goodwill from merger with County Bank Corp.	-	39,142
Goodwill adjustment from merger with County Bank Corp.	(277)	-
Acquired goodwill from merger with Community Shores Bank Corporation	7,913	-
Balance, end of year	$60,506	$52,870

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value.  Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.9 million, respectively.

As a result of the decline in economic conditions triggered by the COVID-19 pandemic, the market valuations, including ChoiceOne’s stock price, saw a significant decline in March 2020.  These events indicated that goodwill may be impaired and resulted in management performing a qualitative goodwill impairment assessment as of the end of the first quarter of 2020. As a result of the analysis, management concluded that it was more-likely-than-not that the fair value of the reporting unit could be greater than its carrying amount.  Based on the results of its qualitative analysis, management believed that a quantitative analysis was not necessary as of March 31, 2020.

Management performed its annual qualitative assessment of goodwill as of June 30, 2020. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from December 2019 to June 2020, ChoiceOne's financial performance remained positive. This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, second quarter 2020 revenue reflected significant and continuing growth in ChoiceOne's residential mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans funded during the second quarter of 2020. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2020.

Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of November 30, 2020 ("the valuation date"). In deriving at the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2025 and growth rates prepared by management. Based on the valuation prepared, it was determined that the ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events have occurred that indicated impairment from the valuation date through December 31, 2020, and as a result that it is more likely than not that there was no goodwill impairment as of December 31, 2020.

Acquired Intangible Assets

Information for acquired intangible assets at December 31, 2020 follows:

	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$7,120	$1,851	$6,359	$353

The core deposit intangible from the County and Community Shores mergers is being amortized on a sum-of-the-years digits basis over ten years and eight years, respectively.  Amortization expense was $1,498,000 in 2020 and $353,000 in 2019.  The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2021	$1,307
2022	1,153
2023	955
2024	757
2025	560
Thereafter	537
Total	$5,269

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2020	2019	2018

Balance, beginning of year	$929	$102	$106
Transfers from loans	391	347	432
Additions from merger	346	1,364	-
Proceeds from sales	(1,384)	(938)	(515)
Write-downs	(80)	-	-
Gains on sales	64	54	79
Balance, end of year	$266	$929	$102

Included in the balances above were residential real estate mortgage loans of $61,000, $175,000, and $102,000 as of December 31, 2020, 2019, and 2018, respectively, and $205,000 and $754,000 of commercial real estate loans as of December 31, 2020 and December 31, 2019, respectively.

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2020	2019

Noninterest-bearing demand deposits	$477,654	$287,460
Interest-bearing demand deposits	471,346	236,154
Money market deposits	191,681	263,666
Savings deposits	337,332	206,050
Local certificates of deposit	196,565	158,985
Brokered certificates of deposit	-	2,287
Total deposits	$1,674,578	$1,154,602

Scheduled maturities of certificates of deposit at December 31, 2020 were as follows:

(Dollars in thousands)

2021	$156,612
2022	22,001
2023	9,790
2024	4,181
2025	3,656
Thereafter	325
Total	$196,565

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $88.2 million and $68.3 million at December 31, 2020 and 2019, respectively. The Bank held $0 in brokered certificates of deposit at December 31, 2020, compared to $2.3 million at December 31, 2019. In addition, the Bank had $12.7 million and $7.1 million of certificates of deposit as of December 31, 2020, and December 31, 2019, respectively, that had been issued through the Certificate of Deposit Account Registry Service (CDARS).

Note 9 – Borrowings

Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2020	2019

Maturity of November 2024 with fixed interest rate of 3.98%	$161	$198
Maturity of April 2020 with floating interest rate of 1.99%	-	10,000
Maturity of May 2020 with fixed interest rate of 2.16%	-	23,000
Total advances outstanding at year-end	$161	$33,198

Fees are charged on fixed rate advances that are paid prior to maturity. No fixed rate advances were paid prior to maturity in 2020 or 2019. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $158.2 million and $200.1 million at December 31, 2020 and December 31, 2019, respectively. Based on this collateral, the Bank was eligible to borrow an additional $85.6 million at year-end 2020.

The scheduled maturities of advances from the FHLB at December 31, 2020 were as follows:

(Dollars in thousands)

2021	$39
2022	40
2023	42
2024	40
Total	$161

Holding Company Term Loan

ChoiceOne obtained a $10,000,000 term note in June 2020.  Part of the proceeds from the note were used to fund the cash portion of the consideration paid in the Community Shores merger.  The note matures June 2023 with quarterly principal and interest payments.  The note carries a floating rate of 2.50% over the 1-month LIBOR with a floor of 3.00%.  At December 31, 2020 the effective rate was 3.00%.  All or part of the note can be prepaid at any time. The agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and achieving certain profitability thresholds.  ChoiceOne was in compliance with all covenants as of December 31, 2020.

At  December 31, information regarding the holding company term loan was as follows:

(Dollars in thousands)	2020	2019

Maturity of June 2023 with floating interest rate of 3.00%	$9,167	$-

The scheduled maturities of the holding company term note at December 31, 2020 were as follows:

(Dollars in thousands)

2021	$3,333
2022	3,334
2023	2,500
Total	$9,167

Note 10 – Subordinated Debentures

The Capital Trust, as discussed in Note 1, sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and the rate was 2.29% at  December 31, 2020 and 4.01% at  December 31, 2019. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The terms of the subordinated debentures, the trust preferred securities and the agreements under which they were issued give ChoiceOne the right, from time to time, to defer payment of interest for up to 20 consecutive quarters, unless certain specified events of default have occurred and are continuing. The deferral of interest payments on the subordinated debentures results in the deferral of distributions on the trust preferred securities.

On April 27, 2016, Community Shores’ Board of Directors voted to defer regularly scheduled interest payments beginning with the payment scheduled to be made on June 30, 2016 in order to preserve its cash for general operations and potential capital support for Community Shores Bank as it grew. The deferral of interest did not constitute an event of default. ChoiceOne paid all deferred interest due as of December 30, 2020.  As a result, the accrued and unpaid interest owed on the subordinated debentures was $0 as of December 31, 2020, compared to $708,034 as of December 31, 2019.

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2020	2019	2018
Provision for Income Taxes
Current federal income tax expense	$3,070	$984	$946
Deferred federal income tax expense/(benefit)	202	310	209
Income tax expense	$3,272	$1,294	$1,155

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21%	$3,966	$1,778	$1,783
Tax exempt interest income	(574)	(320)	(309)
Tax exempt earnings on bank-owned life insurance	(162)	(162)	(81)
Tax credits	(240)	(218)	(154)
Nondeductible merger expenses	182	164	-
Other items	100	52	(84)
Income tax expense	$3,272	$1,294	$1,155

Effective income tax rate	17%	15%	14%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2020	2019
Deferred tax assets:
Purchase accounting adjustments from mergers with County
and Community Shores	$1,953	$1,129
Allowance for loan losses	1,595	585
Net operating loss carryforward	851	-
Deferred loan fees	466	301
Write-downs of other real estate owned	326	169
Other	380	198
Total deferred tax assets	5,571	2,382

Deferred tax liabilities:
Unrealized gains on securities available for sale	2,931	360
Purchase accounting adjustments from mergers with County
and Community Shores	1,403	1,285
Loan servicing rights	833	447
Depreciation	653	778
Interest rate lock commitments	177	14
Other	230	221
Total deferred tax liabilities	6,227	3,105
Net deferred tax liability	$(656)	$(723)

As of December 31, 2020, deferred tax assets included federal net operating loss carryforwards of approximately $4.1 million which was acquired through the merger with Community Shores.  The loss carryforwards expire at various dates from 2032 to 2036.  Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.  Under Internal Revenue Service limitations, ChoiceOne is limited to applying approximately $185,000 of net operating losses per year.

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2020	2019

Balance, beginning of year	$10,563	$5,343
New loans	12,211	2,988
Repayments	(5,125)	(3,372)
Effect of changes in related parties	-	(4,664)
Loans acquired from merger	3,075	10,268
Balance, end of year	$20,724	$10,563

Deposits from executive officers, directors and their affiliates were $14.7 million and $9.0 million at December 31, 2020 and 2019, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $465,000, $233,000, and $207,000 in 2020, 2019, and 2018, respectively.

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability has been accrued for the obligation under this plan. Effective in December 2020, ChoiceOne curtailed the plan to the extent that it would be no longer offered to future retirees.  Current retirees receiving the benefit were not affected.  As a result of the curtailment, ChoiceOne realized a recovery of post-retirement benefit expense of $222,000 in 2020, compared to recoveries of $14,000 and $12,000 in 2019 and 2018, respectively. The post-retirement obligation liability was $10,000 as of December 31, 2020 and $107,000 as of December 31, 2019.

Deferred Compensation Plans:

A deferred director compensation plan covers former directors of Valley Ridge Financial Corp., which was acquired by ChoiceOne in 2006. Under the plan, ChoiceOne pays each former director the amount of director fees deferred plus interest at rates ranging from 5.50% to 5.84% over various periods as elected by each director. A liability has been accrued for the obligation under this plan. ChoiceOne incurred deferred compensation plan expense of $1,000, $3,000, and $5,000 in 2020, 2019, and 2018, respectively. The deferred compensation liability was $8,000 as of December 31, 2020 and $33,000 as of December 31, 2019.

A supplemental executive retirement plan covers four former executive officers of Valley Ridge Financial Corp. Under the plan, ChoiceOne pays these individuals a specific amount of compensation over a 15-year period commencing upon early retirement age (as defined in the plan) or normal retirement age (as defined in the plan). A liability has been accrued for the obligation under this plan. The effective interest rate used for the accrual for the retirement liability is based on long-term interest rates. ChoiceOne incurred deferred compensation plan expense of $17,000, $26,000, and $6,000 in 2020, 2019, and 2018, respectively. Liabilities related to the supplemental executive retirement plan of $306,000 and $368,000 were outstanding as of December 31, 2020 and December 31, 2019, respectively.

A supplemental executive retirement plan covered one former executive officer and one current executive officer of Lakestone. Under the plan, the individuals would be paid a specific amount of compensation over a 15-year period commencing upon early or normal retirement age (as defined in the plan). A liability was accrued for the obligation under this plan. The liability was paid in the first quarter of 2020.  The liability related to this plan was $0 and $337,000 as of December 31, 2020 and December 31, 2019, respectively.

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted was $15,000 in 2020, $53,000 in 2019, and $38,000 in 2018. The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The Stock Incentive Plan of 2012, as amended effective May 23, 2018, provides for the issuance of up to 200,000 shares of common stock. At  December 31, 2020, there were 92,482 shares available for future grants.

A summary of stock options activity during the year ended December 31, 2020 was as follows:

		Weighted	Weighted
		average	average
		exercise	Grant Date
	Shares	price	Fair Value

Options outstanding at January 1, 2020	57,748	$23.39	$3.36
Options granted	-	-
Options exercised	(35,617)	22.33	3.31
Options forfeited or expired	(1,500)	27.25	3.64
Options outstanding, end of year	20,631	$25.30	$3.46

Options exercisable at December 31, 2020	8,631	$22.60	$3.22

The exercise prices for options outstanding and exercisable at the end of 2020 ranged from $20.86 to $27.25 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2020 was approximately 6.4 years.

The intrinsic value of all outstanding stock options and exercisable stock options was $82,000 and $71,000 respectively, at  December 31, 2020 and December 31, 2019. The aggregate intrinsic values of outstanding and exercisable options at  December 31, 2020 were calculated based on the closing market price of the Company’s common stock on December 31, 2020 of $30.81 per share less the exercise price.  The grant date fair value of stock options granted in 2019 was $49,000.

Information pertaining to options outstanding at December 31, 2020 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	12,000	-	8.45
$25.65	3,000	3,000	7.53
$20.86	3,306	3,306	6.38
$21.13	2,325	2,325	5.03

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2020, there was $19,000 in unrecognized compensation expense related to stock options.

There were no stock options granted in 2020.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Beginning with the awards granted in April 2019, restricted stock units vest on the three year anniversary of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $157,000, $349,000, and $244,000 in 2020, 2019, and 2018, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for restricted stock units outstanding during the year ended December 31, 2020 is presented below:

Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2020	9,000	$27.25
Granted	10,539	29.00
Vested	(550)	28.05
Forfeited	-	-
Outstanding at December 31, 2020	18,989	$28.20

At  December 31, 2020, there were 18,989 restricted stock units outstanding with an approximate stock value of $585,000 based on ChoiceOne’s  December 31, 2020 stock price. At  December 31, 2019, there were 9,000 restricted stock units outstanding with an approximate stock value of $288,000 based on ChoiceOne’s  December 31, 2019 stock price. As a result of the merger with County, all unvested stock awards granted prior to October 1, 2019 vested upon completion of the merger.  The grant date fair value of stock issued was $306,000 and $270,000 in 2020 and 2019, respectively.  The cost is expected to be recognized over a weighted average period of 1.84 years.  As of December 31, 2020, there was $337,000 of unrecognized compensation cost related to unvested shares granted.

Note 15 - Earnings Per Share

(Dollars in thousands, except share data)
	2020	2019	2018
Basic
Net income	$15,613	$7,171	$7,333

Weighted average common shares outstanding	7,521,771	4,528,786	3,614,302

Basic earnings per common shares	$2.08	$1.58	$2.03

Diluted
Net income	$15,613	$7,171	$7,333

Weighted average common shares outstanding	7,521,771	4,528,786	3,614,302
Plus dilutive stock options and restricted stock units	9,846	10,489	13,825

Weighted average common shares outstanding and potentially dilutive shares	7,531,617	4,539,275	3,628,127

Diluted earnings per common share	$2.07	$1.58	$2.02

Per share amounts have been adjusted for the 5% stock dividends paid on  May 31, 2018.

Stock options considered anti-dilutive to earnings per share were 0, 0, and 15,000 as of December 31, 2020, December 31, 2019, and December 31, 2018, respectively. This calculation is based on the average stock price during the year.

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2020	2019
Assets
Cash	$11,939	$991
Equity securities at fair value	1,884	1,840
Securities available for sale	-	959
Other assets	292	468
Investment in subsidiaries	228,895	189,578
Total assets	$243,010	$193,836

Liabilities
Term loan	$9,167	$-
Trust preferred securities	3,089	-
Other liabilities	3,486	1,697
Total liabilities	15,742	1,697

Shareholders' equity	227,268	192,139
Total liabilities and shareholders’ equity	$243,010	$193,836

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
Interest income
Interest and dividends from ChoiceOne Bank	$12,942	$4,011	$2,800
Interest and dividends from other securities	13	50	47
Total interest income	12,955	4,061	2,847

Interest expense
Borrowings	239	-	-

Net interest income	12,716	4,061	2,847

Noninterest income
Gains on sales of securities	26	8	9
Change in market value of equity securities	(155)	(114)	184
Total noninterest income	(129)	(106)	193

Noninterest expense
Salaries and benefits	1,201	339	-
Professional fees	1,093	1,517	-
Other	217	492	144
Total noninterest expense	2,511	2,348	144

Income before income tax and equity in undistributed net income of subsidiary	10,076	1,607	2,896
Income tax (expense)/benefit	431	261	(14)
Income before equity in undistributed net income of subsidiary	10,507	1,868	2,882
Equity in undistributed net income of subsidiary	5,106	5,303	4,451
Net income	$15,613	$7,171	$7,333

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$15,613	$7,171	$7,333
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(5,106)	(5,303)	(4,451)
Amortization	51	14	18
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	488	359	331
Net gain on sale of securities	(26)	(8)	(9)
Change in market value of equity securities	155	114	(184)
Changes in other assets	582	(344)	66
Changes in other liabilities	551	1,485	(19)
Net cash from operating activities	12,308	3,488	3,085

Cash flows from investing activities:
Sales of securities	958	1,102	91
Purchases of securities	(200)	-	-
Cash acquired from mergers with Community Shores Bank Corporation and County Bank Corp.	142	1,038	-
Net cash from investing activities	900	2,140	91

Cash flows from financing activities:
Issuance of common stock	134	142	77
Repurchase of common stock	-	(67)	(523)
Proceeds from borrowings	10,000	-	-
Payments on borrowings	(833)	-	-
Cash used as part of equity issuance for merger	(5,387)	(297)	-
Cash dividends paid	(6,174)	(5,815)	(2,579)
Net cash from financing activities	(2,260)	(6,037)	(3,025)

Net change in cash	10,948	(409)	151
Beginning cash	991	1,400	1,249
Ending cash	$11,939	$991	$1,400

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Assets
Cash and cash equivalents	$79,519	$79,519	$79,519	$-	$-
Equity securities at fair value	2,896	2,896	1,411	-	1,485
Securities available for sale	574,787	574,787	-	563,364	11,423
Federal Home Loan Bank and Federal Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	12,921	13,350	-	13,350	-
Loans to other financial institutions	35,209	35,209	-	35,209	-
Loans, net	1,062,075	1,057,786	-	-	1,057,786
Accrued interest receivable	6,521	6,521	-	6,521	-
Interest rate lock commitments	842	842	-	842	-

Liabilities
Noninterest-bearing deposits	477,654	477,654	-	477,654	-
Interest-bearing deposits	1,196,924	1,197,964	-	1,197,964	-
Borrowings	9,327	9,143	-	9,143	-
Subordinated debentures	3,089	3,089	-	3,089	-
Accrued interest payable	183	183	-	183	-

December 31, 2019
Assets
Cash and due from banks	$59,558	$59,558	$59,558	$-	$-
Equity securities at fair value	2,851	2,851	1,379	-	1,472
Securities available for sale	339,579	339,579	-	327,212	12,367
Federal Home Loan Bank and Federal Reserve Bank stock	6,458	6,458	-	6,458	-
Loans held for sale	3,095	3,134	-	3,134	-
Loans to other financial institutions	51,048	51,048	-	51,048	-
Loans, net	797,991	793,270	-	-	793,270
Accrued interest receivable	3,965	3,965	-	3,965	-
Interest rate lock commitments	68	68	-	68	-

Liabilities
Noninterest-bearing deposits	287,460	287,460	-	287,460	-
Interest-bearing deposits	867,142	867,154	-	867,154	-
Borrowings	33,198	33,243	-	33,243	-
Accrued interest payable	411	411	-	411	-

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

Note 18 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and December 31, 2019, and the valuation techniques used by the Company to determine those fair values.

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

There were no liabilities measured at fair value as of December 31, 2019 or December 31, 2020. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2020
Equity securities	$1,411	$-	$1,485	$2,896

Investment Securities, Available for Sale - December 31, 2020
U. S. Government and federal agency	$-	$2,051	$-	$2,051
U. S. Treasury notes and bonds	-	2,056	-	2,056
State and municipal	-	309,945	10,423	320,368
Mortgage-backed	-	246,723	-	246,723
Corporate	-	2,589	-	2,589
Trust preferred securities	-	-	1,000	1,000
Total	$-	$563,364	$11,423	$574,787

Equity Securities Held at Fair Value - December 31, 2019
Equity securities	$1,379	$-	$1,472	$2,851

Investment Securities, Available for Sale - December 31, 2019
U. S. Government and federal agency	$-	$17,215	$-	$17,215
U. S. Treasury notes and bonds	-	2,008	-	2,008
State and municipal	-	162,557	11,367	173,924
Mortgage-backed	-	142,760	-	142,760
Corporate	-	2,672	-	2,672
Trust preferred securities	-	-	1,000	1,000
Total	$-	$327,212	$12,367	$339,579

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds' terms and conditions, among other things. Securities classified in Level 2 included U.S. Government and federal agency securities, U.S. Treasury notes and bonds, state and municipal securities, mortgage-backed securities, corporate bonds, and asset backed securities. The Company classified certain state and municipal securities and corporate bonds, and equity securities as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2020	2019
Equity Securities Held at Fair Value
Balance, January 1	$1,472	$886
Total realized and unrealized gains included in noninterest income	13	114
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Acquired from merger with County Bank Corp.	-	472
Balance, December 31	$1,485	$1,472

Investment Securities, Available for Sale
Balance, January 1	$12,367	$8,498
Total realized and unrealized gains included in income	-	-
Total unrealized gains/(losses) included in other comprehensive income	512	210
Net purchases, sales, calls, and maturities	(1,456)	1,375
Net transfers into Level 3	-	-
Acquired from merger with County Bank Corp.	-	2,284
Balance, December 31	$11,423	$12,367

Of the Level 3 assets that were still held by the Company at  December 31, 2020, the net unrealized gain as of  December 31, 2020 was $889,000, compared to $324,000 as of   December 31, 2019.  The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities based on ASU 2016-01, which was implemented by ChoiceOne effective January 1, 2018. A total of $1,642,000 and $2,091,000 of Level 3 securities were purchased in 2020 and 2019, respectively. In addition, Level 3 securities totaling $2,756,000 were obtained in 2019 from the merger with County.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2020	$7,851	$-	$-	$7,851
December 31, 2019	$5,922	$-	$-	$5,922

Other Real Estate
December 31, 2020	$266	$-	$-	$266
December 31, 2019	$929	$-	$-	$929

Mortgage Loan Servicing Rights
December 31, 2020	$3,967	$-	$3,967	$-
December 31, 2019	$2,131	$-	$2,131	$-

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2020		2019
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$48,622	$231,667	$38,064	$177,447
Commitments to fund loans (at market rates)	10,691	3,954	18,216	4,580

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 2.25% to 6.50% and maturities ranging from 1 year to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2020 and 2019, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$ 162,558	13.2%	$ 98,835	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	150,465	12.2	55,595	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	150,465	12.2	74,126	6.0	N/A	N/A
Tier 1 capital (to average assets)	150,465	8.3	72,281	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$ 159,684	12.9%	$ 98,683	8.0%	$ 123,353	10.0%
Common equity Tier 1 capital (to risk weighted assets)	152,091	12.3	55,509	4.5	80,180	6.5
Tier 1 capital (to risk weighted assets)	152,091	12.3	74,012	6.0	98,683	8.0
Tier 1 capital (to average assets)	152,091	8.4	72,208	4.0	90,259	5.0

December 31, 2019
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$ 135,836	14.2%	$ 76,288	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	131,785	13.8	42,912	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	131,785	13.8	57,216	6.0	N/A	N/A
Tier 1 capital (to average assets)	131,785	9.6	54,646	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$ 69,412	13.2%	$ 42,039	8.0%	$ 52,549	10.0%
Common equity Tier 1 capital (to risk weighted assets)	65,362	12.4	23,647	4.5	34,157	6.5
Tier 1 capital (to risk weighted assets)	65,362	12.4	31,530	6.0	42,039	8.0
Tier 1 capital (to average assets)	65,362	10.0	26,179	4.0	32,724	5.0

Lakestone Bank & Trust
Total capital (to risk weighted assets)	$ 63,885	15.0%	$ 34,056	8.0%	$ 42,570	10.0%
Common equity Tier 1 capital (to risk weighted assets)	63,885	15.0	19,156	4.5	27,670	6.5
Tier 1 capital (to risk weighted assets)	63,885	15.0	25,542	6.0	34,056	8.0
Tier 1 capital (to average assets)	63,885	9.0	28,338	4.0	35,423	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2020, approximately $14.9 million was available for the banks to pay dividends to ChoiceOne. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

Note 21 – Business Combination

Community Shores Bank Corporation

ChoiceOne completed the acquisition of Community Shores Bank Corporation (“Community Shores”) effective on July 1, 2020. Community Shores had 4 branch offices as of the date of the merger. Total assets of Community Shores as of July 1, 2020 were $244.0 million, including total loans of $174.0 million. Deposits acquired in the merger, the majority of which were core deposits, totaled $227.8 million. The impact of the merger has been included in ChoiceOne’s results of operations since the effective date of the merger. As consideration in the merger, ChoiceOne issued 524,055 shares of ChoiceOne common stock and paid cash in the amount of $5,390,000, with an approximate aggregate value of $20.9 million.  The initial accounting for the business combination has been determined provisionally for the fair value of certain assets and liabilities, including loans, core deposit intangible, and deferred taxes.  Management expects to finalize calculations supporting the fair value of these assets and liabilities during the measurement period.  Subsequent to the effective date of the merger, Community Shores Bank was consolidated into ChoiceOne Bank in October 2020.

Acquisition costs related to the merger amounted to $3.2 million, all of which was expensed.  The transaction created $7.9 million of goodwill, none of which is deductible for tax purposes.

As the transaction became effective on July 1, 2020, only earnings related to the period from July 1, 2020 through December 31, 2020 were included in ChoiceOne’s income for the year ended December 31, 2020. These earnings amounted to $1,041,000 for the year ended December 31, 2020.

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

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2020 and 2019, as if the merger with Community Shores had occurred on January 1, 2019. These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Community. In addition, merger-related costs are excluded from the amounts below, for comparative purposes. Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts. These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period, nor are they intended to represent or be indicative of the future results of the Company.

(Dollars in thousands, except per share data)
	2020	2019
Net interest income	$54,357	$51,266
Noninterest income	23,462	14,722
Noninterest expense	55,182	49,865
Net income	15,257	14,250
Net income per diluted share	1.96	1.83

County Bank Corp.

ChoiceOne completed the merger of County Bank Corp. (“County”) with and into ChoiceOne on October 1, 2019. County had 14 branch offices and one loan production office as of the date of the merger. Total assets of County as of October 1, 2019 were $673 million, including total loans of $424 million. Deposits garnered in the merger, the majority of which were core deposits, totaled $574 million. The results of operations as a result of the merger have been included in ChoiceOne’s results since the effective date of the merger. As consideration in the merger, ChoiceOne issued 3,603,872 shares of ChoiceOne common stock with an approximate value of $108 million. ChoiceOne recorded a preliminary deposit based intangible of $6.4 million and goodwill of $39.1 million. Subsequent to the preliminary fair value accounting, management finalized accounting for acquired loans and deferred taxes.  As a result, the acquisition date fair value of loans was decreased by approximately $200,000, other liabilities were decreased by approximately $500,000, and goodwill was decreased by approximately $300,000.  Adjusted goodwill related to the merger with County was $38.9 million.  Subsequent to the effective date of the merger, Lakestone Bank & Trust was consolidated into ChoiceOne Bank in May 2020.

Acquisition costs related to the merger amounted to $2.4 million, of which $2.1 million was expensed and $297,000 was netted against stock issuance costs. The transaction created $38.9 million of goodwill, none of which is deductible for tax purposes.

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

In most instances, determining the fair value of the acquired assets and assumed liabilities required ChoiceOne to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest. The most significant of those determinations is related to the valuation of acquired loans. For such loans, the excess cash flows expected at the effective time of the merger over the estimated fair value is recognized as interest income over the remaining lives of the loans. The difference between contractually required payments at the effective time of the merger and the cash flows expected to be collected at the effective time of the merger reflects the impact of estimated credit losses, interest rate changes, and other factors, such as prepayments. In accordance with the applicable accounting guidance for business combinations, there was no carry-over of County’s or Community Shores' previously established allowance for loan losses.

Note 22 – Quarterly Financial Data (Unaudited)

		Net		Earnings Per Share
(Dollars in thousands, except per share data)	Interest	Interest	Net		Fully
	Income	Income	Income	Basic	Diluted
2020
First Quarter	$12,662	$11,138	$3,254	$0.45	$0.45
Second Quarter	12,863	11,879	4,430	0.61	0.61
Third Quarter	15,150	14,062	3,829	0.49	0.49
Fourth Quarter	15,040	13,992	4,100	0.53	0.52

2019
First Quarter	$6,477	$5,496	$1,637	$0.45	$0.45
Second Quarter	6,554	5,501	1,486	0.41	0.41
Third Quarter	6,561	5,570	1,021	0.28	0.28
Fourth Quarter	12,881	11,206	3,027	0.44	0.44

The growth in interest income and net interest income in the first two quarters of 2020 was primarily due to growth in earning assets, which was partially offset by a tightening of ChoiceOne’s net interest spread. The increase in the third and fourth quarters of 2020 resulted primarily from the merger with County. The increase that occurred during 2019 in interest income and net interest income was due to growth in earning assets and a widening of ChoiceOne’s net interest spread resulting from rising general market interest rates.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2020, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2020, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.  As permitted by SEC guidance, the Company has excluded the operations of County Bank Corp. and Community Shores Bank Corporation which was merged with and into the Company.  The mergers are described in Note 21 (Business Combination) of the Notes to the Consolidated Financial Statements included in Item 8 of this report, from the scope of management’s report on internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2020 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne's Board of Directors and Executive Officers and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, is incorporated herein by reference.

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

The information under the captions “Executive Compensation” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27 2021, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2020:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	121,103
Equity compensation plans not approved by security holders	-	-	200,000
Total	-	$-	321,103

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

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are the only equity compensation plans not approved by security holders. The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation. Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The Directors' Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company's common stock thereunder and the Directors' Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company. As of December 31, 2020, 100,000 shares remained available for issuance under each plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held [●], 2021, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held [●], 2021, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2020 and 2019.

		Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019, and 2018.

		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 16, 2020.

	(2)	Financial Statement Schedules. None.

Exhibit	Document

2.1

Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and County Bank Corp. dated March 22, 2019.  Previously filed as an exhibit to ChoiceOne’s Form 8-K filed March 25, 2019.  Here incorporated by reference.

2.2

Agreement and Plan of Merger between ChoiceOne Financial Services, Inc. and Community Shores Bank Corporation dated January 3, 2020. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed January 6, 2020. Here incorporated by reference.

3.1

Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-A filed February 4, 2020. Here incorporated by reference.

3.2

Bylaws of ChoiceOne Financial Services, Inc., as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed December 16, 2020. Here incorporated by reference.

4.1

Advances, Pledge and Security Agreement between ChoiceOne Bank and the Federal Home Loan Bank of Indianapolis. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013.  Here incorporated by reference.

4.2

Description of Rights of Shareholders.  Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 10-K Annual Report for the year ended December 31, 2019.  Here incorporated by reference.

10.1

Employment Agreement between ChoiceOne Financial Services, Inc. and Kelly J. Potes, dated as of September 30, 2019. (1) Previously filed as an exhibit to ChoiceOne’s Form 8-K filed October 1, 2019. Here incorporated by reference.

10.2

Employment Agreement between ChoiceOne Financial Services, Inc. and Michael J. Burke, Jr., dated as of March 22, 2019. (1) Previously filed as exhibit to ChoiceOne’s Pre-Effective Amendment No. 2 to Form S-4 filed August 5, 2019. Here incorporated by reference.

10.3

Stock Incentive Plan of 2012. (1) Previously filed as Appendix A to ChoiceOne’s definitive proxy statement for ChoiceOne’s 2018 Annual Meeting of Shareholders, filed on April 19, 2018. Here incorporated by reference.

10.4

Directors' Stock Purchase Plan, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 10-K Annual Report for the year ended December 31, 2019.  Here incorporated by reference.

10.5

Director Equity Compensation Plan of 2019. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 10-K Annual Report for the year ended December 31, 2019.  Here incorporated by reference.

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

10.8

Amended and Restated Employee Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 10-K Annual Report for the year ended December 31, 2016. Here incorporated by reference.

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 31, 2021
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and	March 31, 2021
Kelly J. Potes	Director (Principal Executive Officer)

/s/ Thomas L. Lampen	Treasurer (Principal Financial and	March 31, 2021
Thomas L. Lampen	Accounting Officer)

*/s/ Paul L. Johnson	Chairman of the Board and Director	March 31, 2021
Paul L. Johnson

*/s/ James A. Bosserd	Director	March 31, 2021
James A. Bosserd

*/s/ Keith Brophy	Director	March 31, 2021
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 31, 2021
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 31, 2021
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 31, 2021
Eric E. Burrough

*/s/ David H. Bush	Director	March 31, 2021
David H. Bush

*/s/ Bruce J. Cady	Director	March 31, 2021
Bruce J. Cady

*/s/ Patrick A. Cronin	Director	March 31, 2021
Patrick A. Cronin

*/s/ Jack G. Hendon	Director	March 31, 2021
Jack G. Hendon

*/s/ Gregory A. McConnell	Director	March 31, 2021
Gregory A. McConnell

*/s/ Nels W. Nyblad	Director	March 31, 2021
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 31, 2021
Roxanne M. Page

*By /s/ Thomas L. Lampen
Attorney-in-Fact