Form 10-K/A
period 2020-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2021-04-21
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ChoiceOne Financial Services, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as previously filed with the Securities and Exchange Commission (the "Original 10-K"), solely to make certain technical corrections to the Report of Independent Registered Public Accounting Firm included in Item 8 of the Original 10-K and to correct certain omitted dates in Item 13 and Item 14 of Part III of the Original 10-K.

The Company is filing an updated Consent of Independent Registered Public Accounting Firm as Exhibit 23 to this Form 10-K/A.  In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is refiling the certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.2, and 32 to this Form 10-K/A.

Except as described above, no changes have been made to the Original Form 10-K and this Amendment does not otherwise update or modify any disclosures made in the Original Form 10-K, change any previously-reported financial results, or reflect any events occurring after the date of the Original Form 10-K.

PART II

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

PART III

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

		Consolidated Balance Sheets at December 31, 2020 and 2019.

		Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2020, 2019, and 2018.

		Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 30, 2021.

	(2)	Financial Statement Schedules. None.

Exhibit	Document

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Treasurer.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to: Thomas L. Lampen, Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan, 49345.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	April 21, 2021
Kelly J. Potes Chief Executive Officer