Form 10-Q
period 2021-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2021-05-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of April 30, 2021, the Registrant had outstanding 7,806,482 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2021	2020
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$134,978	$79,169
Time deposits in other financial institutions	350	350
Cash and cash equivalents	135,328	79,519

Equity securities at fair value (Note 2)	3,804	2,896
Securities available for sale (Note 2)	722,627	574,787
Federal Home Loan Bank stock	3,824	3,824
Federal Reserve Bank stock	4,180	4,180
Loans held for sale	18,736	12,921
Loans to other financial institutions	7,312	35,209
Loans (Note 3)	1,035,083	1,069,668
Allowance for loan losses (Note 3)	(7,740)	(7,593)
Loans, net	1,027,343	1,062,075

Premises and equipment, net	29,870	29,489
Other real estate owned, net	123	266
Cash value of life insurance policies	32,938	32,751
Goodwill	59,946	60,506
Core deposit intangible	4,961	5,269
Other assets	19,111	15,650
Total assets	$2,070,103	$1,919,342

Liabilities
Deposits – noninterest-bearing	$515,552	$477,654
Deposits – interest-bearing	1,324,412	1,196,924
Total deposits	1,839,964	1,674,578
Borrowings	3,484	9,327
Subordinated debentures	3,115	3,089
Other liabilities	4,901	5,080
Total liabilities	1,851,464	1,692,074

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,802,285 at March 31, 2021 and 7,796,352 at December 31, 2020	178,993	178,750
Retained earnings	42,012	37,490
Accumulated other comprehensive income, net	(2,366)	11,028
Total shareholders’ equity	218,639	227,268
Total liabilities and shareholders’ equity	$2,070,103	$1,919,342

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2021	2020
Interest income
Loans, including fees	$12,682	$10,075
Securities:
Taxable	1,856	1,857
Tax exempt	1,097	368
Other	20	194
Total interest income	15,655	12,494

Interest expense
Deposits	880	1,385
Advances from Federal Home Loan Bank	1	136
Other	86	2
Total interest expense	967	1,523

Net interest income	14,688	10,971
Provision for loan losses	250	775
Net interest income after provision for loan losses	14,438	10,196

Noninterest income
Customer service charges	1,920	1,845
Insurance and investment commissions	273	126
Gains on sales of loans	2,146	1,743
Net gains (losses) on sales of securities	1	2
Net gains on sales and write-downs of other assets	5	2
Earnings on life insurance policies	186	192
Trust income	172	170
Change in market value of equity securities	608	(389)
Other	289	408
Total noninterest income	5,600	4,099

Noninterest expense
Salaries and benefits	7,168	5,128
Occupancy and equipment	1,555	1,270
Data processing	1,429	1,484
Professional fees	729	762
Supplies and postage	100	225
Advertising and promotional	145	148
Intangible amortization	307	353
FDIC insurance	152	68
Other	943	978
Total noninterest expense	12,528	10,416

Income before income tax	7,510	3,879
Income tax expense	1,272	625

Net income	$6,238	$3,254

Basic earnings per share (Note 4)	$0.80	$0.45
Diluted earnings per share (Note 4)	$0.80	$0.45
Dividends declared per share	$0.22	$0.20

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020
Net income	$6,238	$3,254

Other comprehensive income:
Changes in net unrealized gains(losses) on investment securities available for sale, net of tax benefit of $3,560 and expense of $458 for the three months ended March 31, 2021 and March 31, 2020, respectively.	(13,393)	1,725

Reclassification adjustment for realized (gain) loss on sale of investment securities available for sale included in net income, net of tax expense of $0 and $0 for the three months ended March 31, 2021 and March 31, 2020, respectively.	(1)	(2)

Other comprehensive income (loss), net of tax	(13,394)	1,723

Comprehensive income	$(7,156)	$4,977

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			3,254		3,254
Other comprehensive income				1,723	1,723
Shares issued	3,656	106			106
Effect of employee stock purchases		4			4
Stock options exercised and issued (1)	789	-			-
Stock-based compensation expense		25			25
Cash dividends declared ($0.20 per share)			(1,449)		(1,449)

Balance, March 31, 2020	7,249,533	$162,745	$29,856	$3,201	$195,802

Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			6,238		6,238
Other comprehensive income				(13,394)	(13,394)
Shares issued	4,732	175			175
Effect of employee stock purchases	1,201	4			4
Stock-based compensation expense		64			64
Cash dividends declared ($0.22 per share)			(1,716)		(1,716)

Balance, March 31, 2021	7,802,285	$178,993	$42,012	$(2,366)	$218,639

(1) The amount shown represents the number of shares issued upon exercise of options, net of shares withheld for payment of certain taxes.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$6,238	$3,254
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	250	775
Depreciation	646	563
Amortization	1,949	718
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	214	112
Net gains on sales of securities	(1)	(2)
Net change in market value of equity securities	(608)	389
Gains on sales of loans	(2,146)	(1,743)
Loans originated for sale	(72,727)	(32,372)
Proceeds from loan sales	68,637	29,614
Earnings on bank-owned life insurance	(186)	(192)
(Gains)/losses on sales of other real estate owned	(4)	-
Proceeds from sales of other real estate owned	270	64
Costs capitalized to other real estate	-	(19)
Deferred federal income tax (benefit)/expense	506	(281)
Net change in:
Other assets	(3,952)	(3,354)
Other liabilities	3,124	(17)
Net cash (used in)/provided by operating activities	2,210	(2,491)

Cash flows from investing activities:
Maturities, prepayments and calls of securities available for sale	12,918	9,633
Purchases of securities available for sale	(179,221)	(29,954)
Loan originations and payments, net	63,084	1,776
Additions to premises and equipment	(1,038)	(412)
Net cash (used in)/provided by investing activities	(104,257)	(18,957)

Cash flows from financing activities:
Net change in deposits	165,386	18,797
Payments on borrowings	(5,843)	(10,010)
Issuance of common stock	29	23
Cash dividends	(1,716)	(1,449)
Net cash provided by/(used in) financing activities	157,856	7,361

Net change in cash and cash equivalents	55,809	(14,087)
Beginning cash and cash equivalents	79,519	59,558

Ending cash and cash equivalents	$135,328	$45,471

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,021	$1,508
Cash paid for income taxes	-	42
Loans transferred to other real estate owned	123	-

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Explanatory Note

On July 1, 2020, ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for periods ending after July 1, 2020 include the impact of the merger.

For additional details regarding the merger with Community Shores and the merger of County Bank Corp. ("County") with and into ChoiceOne, see Note 8 (Business Combination) of the Notes to the Consolidated Financial Statements included in this report.

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and ChoiceOne Bank’s wholly-owned subsidiaries: ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"), Lakestone Financial Services, Inc. ("Lakestone Financial"), and Community Shores Financial Services, Inc. (“Community Shores Financial”). Intercompany transactions and balances have been eliminated in consolidation.

ChoiceOne owns all of the common securities of Community Shores Capital Trust I (the “Capital Trust”).  Under U.S. generally accepted accounting principles ("GAAP"), the Capital Trust is not consolidated because it is a variable interest entity and ChoiceOne is not the primary beneficiary.

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, the Consolidated Statements of Income for the three-month periods ended March 31, 2021 and March 31, 2020, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2021 and March 31, 2020, the Consolidated Statements of Changes in Shareholders’ Equity for the three-month periods ended March 31, 2021 and March 31, 2020, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and March 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Loans to Other Financial Institutions

ChoiceOne Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including ChoiceOne Bank’s participating interest. If the advance (in which ChoiceOne Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. The participating interests are subject to concentration risk to 14 different mortgage banks, with the largest creditor outstanding representing 22% of the total at March 31, 2021.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, ChoiceOne Bank reviews the portfolios of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current). At March 31, 2021, 12 of the 114 participating interests with principal balances totaling $2.1 million had balances outstanding over 30 days. At December 31, 2020, 26 of the 222 participating interests with principal balances totaling $6.4 million had balances outstanding over 30 days.  During the first quarter of 2021, there were no losses or charge-offs of participating interests.  Loans to other financial institutions are excluded from note 3.  As of March 31, 2021 and 2020 none of the loans to other financial institutions were classified as impaired or nonaccrual.

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

Stock Transactions

A total of 4,732 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $ 146,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2021. A total of 1,201 shares for a cash price of $ 29,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2021.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered a smaller reporting company with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting company as of the determination date of November 15, 2019.  Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value.  Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.3 million, respectively.

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

Management performed its annual qualitative assessment of goodwill as of  June 30, 2020. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and  may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from  December 2019 to  June 2020, ChoiceOne's financial performance remained positive. This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, second quarter 2020 revenue reflected significant and continuing growth in ChoiceOne's residential mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans funded during the second quarter of 2020. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of the Bank’s operations, from a qualitative perspective, exceeded the carrying value as of  June 30, 2020

Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of November 30, 2020 ("the valuation date"). In deriving at the fair value of the reporting unit (ChoiceOne), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2025 and growth rates prepared by management. Based on the valuation prepared, it was determined that the ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Despite ChoiceOne's market capitalization declining slightly from December 2020 to March 2021, ChoiceOne's financial performance remained positive. This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, first quarter 2021 revenue reflected significant and continuing growth driven by ChoiceOne' mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans.

Management concurred with the conclusion derived from the quantitative goodwill analysis performed as of the valuation date and determined that there were no material changes and that no triggering events have occurred that indicated impairment from the valuation date through March 31, 2021, and as a result that it is more likely than not that there was no goodwill impairment as of March 31, 2021.

During the first three months of 2021, management recorded two adjustment period entries to goodwill related to the merger with Community Shores.  The net effect of the adjustments decreased goodwill by $560,000.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

March 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$3,136	$708	$(40)	$3,804

December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,836	$60	$-	$2,896

The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	March 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,005	$36	$-	$2,041
U.S. Treasury notes and bonds	11,954	51	(141)	11,864
State and municipal	429,772	7,209	(5,506)	431,475
Mortgage-backed	276,592	1,495	(6,164)	271,923
Corporate	1,956	34	-	1,990
Trust preferred securities	1,000	-	-	1,000
Asset-backed securities	2,343	-	(9)	2,334
Total	$725,622	$8,825	$(11,820)	$722,627

	December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,007	$44	$-	$2,051
U.S. Treasury notes and bonds	1,996	60	-	2,056
State and municipal	307,201	13,191	(24)	320,368
Mortgage-backed	246,085	1,510	(872)	246,723
Corporate	2,539	51	(1)	2,589
Trust preferred securities	1,000	-	-	1,000
Total	$560,828	$14,856	$(897)	$574,787

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three months ended March 31, 2021 or in the same period in 2020. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of March 31, 2021, the fair value of securities as of March 31, 2021 and December 31, 2020, and the weighted average yields of securities as of March 31, 2021:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2021	2020

U.S. Government and federal agency	$2,041	$-	$-	$-	$2,041	$2,051
U.S. Treasury notes and bonds	-	2,048	9,816	-	11,864	2,056
State and municipal	13,224	56,492	245,466	116,293	431,475	320,368
Corporate	958	1,032	-	-	1,990	2,589
Trust preferred securities	-	-	-	1,000	1,000	1,000
Asset-backed securities	-	2,334			2,334	-
Total debt securities	16,223	61,906	255,282	117,293	450,704	328,064

Mortgage-backed securities	2,762	75,355	186,889	6,917	271,923	246,723
Equity securities	-	1,000	-	2,804	3,804	2,896
Total	$18,985	$138,261	$442,171	$127,014	$726,431	$577,683

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.98%	-%	-%	-%	1.98%
U.S. Treasury notes and bonds	-	1.85	-	-	1.30
State and municipal	3.02	2.88	2.57	2.34	2.56
Corporate	2.63	2.86	-	-	2.75
Trust preferred securities	-	-	-	-	3.75
Asset-backed securities	-	0.94	-	-	0.94
Mortgage-backed securities	4.94	1.81	1.09	1.73	1.35
Equity securities	-	4.61	-	-	1.21

Following is information regarding unrealized gains and losses on equity securities for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

Net gains and losses recognized during the period	$608	$(389)
Less: Net gains and losses recognized during the period on securities sold	—	—

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$608	$(389)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	—	(74)	(71)	(48)	—	-	—	(193)
Recoveries	—	9	79	-	—	2	—	90
Provision	85	337	(78)	215	(23)	(278)	(8)	250
Ending balance	$342	$1,599	$247	$4,345	$74	$1,024	$109	$7,740

Individually evaluated for impairment	$114	$2	$—	$10	$—	$213	$—	$339

Collectively evaluated for impairment	$227	$1,596	$246	$4,337	$75	$811	$109	$7,401

Loans
March 31, 2021
Individually evaluated for impairment	$3,173	$1,626	$—	$3,001	$—	$2,589		$10,389
Collectively evaluated for impairment	43,513	290,140	32,311	448,261	15,670	174,562		1,004,457
Acquired with deteriorated credit quality	—	6,284	19	11,159	—	2,775		20,237
Ending balance	$46,686	$298,050	$32,330	$462,421	$15,670	$179,926		$1,035,083

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	-	-	(89)	-	-	-	-	(89)
Recoveries	-	1	44	-	-	2	-	47
Provision	(124)	197	(5)	297	48	419	(57)	775
Ending balance	$347	$853	$220	$1,960	$124	$1,061	$225	$4,790

Individually evaluated for impairment	$98	$-	$1	$13	$-	$266	$-	$378

Collectively evaluated for impairment	$249	$853	$219	$1,947	$124	$795	$225	$4,412

Loans
March 31, 2020
Individually evaluated for impairment	$379	$259	$16	$2,272	$-	$2,449		$5,375
Collectively evaluated for impairment	50,104	136,989	34,236	348,365	17,525	213,706		800,925
Acquired with deteriorated credit quality	-	3,953	-	1,116	-	208		5,277
Ending balance	$50,483	$141,201	$34,252	$351,753	$17,525	$216,363		$811,577

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2020
Individually evaluated for impairment	$-	$19	$1	$157	$-	$254	$-	$431

Collectively evaluated for impairment	$257	$1,308	$316	$4,021	$97	$1,046	$117	$7,162

Loans
December 31, 2020
Individually evaluated for impairment	$348	$1,663	$8	$3,032	$80	$2,720		$7,851
Collectively evaluated for impairment	53,387	295,154	33,982	453,681	16,559	186,982		1,039,745
Acquired with deteriorated credit quality	-	6,710	24	12,534	-	2,804		22,072
Ending balance	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506		$1,069,668

The provision for loan losses was $250,000 in the first quarter of 2021, compared to $775,000 in the same period in the prior year. The first quarter of 2021 provision was deemed prudent due to changes in the risk profile of ChoiceOne’s loan portfolio and the economic impact on ChoiceOne's local market areas and the national economy resulting from the COVID-19 pandemic upon ChoiceOne’s borrowers and their ability to repay loans. While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne estimates these losses have been incurred as of March 31, 2021, and expects increased levels of past due loans, nonperforming loans and loan losses.

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

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020
Pass	$43,145	$50,185	$289,781	$294,614	$449,666	$453,080
Special Mention	368	3,202	2,109	4,101	3,674	6,006
Substandard	3,173	348	6,160	4,812	9,081	8,925
Doubtful	-	-	-	-	-	1,236
	$46,686	$53,735	$298,050	$303,527	$462,421	$469,247

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020	2021	2020
Performing	$32,330	$34,006	$15,670	$16,559	$178,650	$191,125
Nonperforming	-	-	-	-	-	-
Nonaccrual	-	8	-	80	1,276	1,381
	$32,330	$34,014	$15,670	$16,639	$179,926	$192,506

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three months ended March 31, 2021. There were no new TDRs in the three months ended March 31, 2020.

	Three Months Ended March 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
	Loans	Investment	Investment
Agricultural	6	$2,326	$2,326
Commercial Real Estate	1	958	958
Total	7	$3,284	$3,284

The following schedule provides information on TDRs as of March 31, 2021 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months ended March 31, 2021, which loans had been modified and classified as TDRs during the year prior to the default.  There were no TDRs as of March 31, 2020 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months ended March 31, 2020, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended
	March 31, 2021
(Dollars in thousands)	Number	Recorded
	of Loans	Investment
Commercial and industrial	1	$52
Commercial Real Estate	3	1,850
Total	4	$1,902

In  March of 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   Further, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, followed by a revised statement on April 7, 2020, providing in part that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. As a result of the pandemic, the Company provided a modification program to borrowers that included certain concessions such as interest only payments or payment deferrals. As of March 31, 2021, the Company had granted pandemic-related modifications on approximately 17 loans totaling $1.2 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report. A total of 17 deferments with loan balances totaling approximately $1.2 million remained active at March 31, 2021, with all other previous deferments resuming their payments in accordance with loan terms.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2021
With no related allowance recorded
Agricultural	$348	$434	$-
Commercial and industrial	1,463	1,574	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	2,624	3,429	-
Residential real estate	172	176	-
Subtotal	4,607	5,613	-
With an allowance recorded
Agricultural	2,825	2,825	114
Commercial and industrial	163	165	2
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	377	384	10
Residential real estate	2,417	2,495	212
Subtotal	5,782	5,869	338
Total
Agricultural	3,173	3,259	114
Commercial and industrial	1,626	1,739	2
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	3,001	3,813	10
Residential real estate	2,589	2,671	212
Total	$10,389	$11,482	$338

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2020
With no related allowance recorded
Agricultural	$348	$434	$-
Commercial and industrial	1,516	1,629	-
Consumer	-	-	-
Construction real estate	80	80	-
Commercial real estate	1,852	2,664	-
Residential real estate	162	162	-
Subtotal	3,958	4,969	-
With an allowance recorded
Agricultural	-	-	-
Commercial and industrial	147	147	19
Consumer	8	8	1
Construction real estate	-	-	-
Commercial real estate	1,180	1,180	157
Residential real estate	2,558	2,651	254
Subtotal	3,893	3,986	431
Total
Agricultural	348	434	-
Commercial and industrial	1,663	1,776	19
Consumer	9	8	1
Construction real estate	80	80	-
Commercial real estate	3,031	3,844	157
Residential real estate	2,720	2,813	254
Total	$7,851	$8,955	$431

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three-month periods ended March 31, 2021 and 2020:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended March 31, 2021
With no related allowance recorded
Agricultural	$348	$-
Commercial and industrial	1,490	-
Consumer	-	-
Construction real estate	40	-
Commercial real estate	2,238	3
Residential real estate	166	1
Subtotal	4,282	4
With an allowance recorded
Agricultural	1,413	-
Commercial and industrial	155	-
Consumer	4	-
Construction real estate	-	-
Commercial real estate	778	4
Residential real estate	2,488	17
Subtotal	4,838	21
Total
Agricultural	1,761	-
Commercial and industrial	1,645	-
Consumer	4	-
Construction real estate	40	-
Commercial real estate	3,016	7
Residential real estate	2,654	18
Total	$9,120	$25

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended March 31, 2020
With no related allowance recorded
Agricultural	$272	$-
Commercial and industrial	259	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	1,882	-
Residential real estate	59	-
Subtotal	2,472	-
With an allowance recorded
Agricultural	379	-
Commercial and industrial	7	-
Consumer	16	-
Construction real estate	-	-
Commercial real estate	391	7
Residential real estate	2,383	30
Subtotal	3,176	37
Total
Agricultural	651	-
Commercial and industrial	266	-
Consumer	17	-
Construction real estate	-	-
Commercial real estate	2,272	7
Residential real estate	2,442	30
Total	$5,648	$37

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2021
Agricultural	$-	$-	$-	$-	$46,686	$46,686	$-
Commercial and industrial	182	-	413	595	297,455	298,050	-
Consumer	11	-	-	11	32,319	32,330	-
Commercial real estate	184	-	1,666	1,850	460,571	462,421	-
Construction real estate	492	-	-	492	15,178	15,670	-
Residential real estate	1,742	-	79	1,821	178,105	179,926	-
	$2,611	$-	$2,158	$4,769	$1,030,314	$1,035,083	$-

December 31, 2020
Agricultural	$-	$-	$-	$-	$53,735	$53,735	$-
Commercial and industrial	-	109	515	624	302,903	303,527	-
Consumer	39	-	-	39	33,975	34,014	-
Commercial real estate	532	44	1,744	2,320	466,927	469,247	-
Construction real estate	1,076	180	80	1,336	15,303	16,639	-
Residential real estate	1,563	256	352	2,171	190,335	192,506	-
	$3,210	$589	$2,691	$6,490	$1,063,178	$1,069,668	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Agricultural	$348	$348
Commercial and industrial	1,699	1,802
Consumer	-	8
Commercial real estate	1,850	3,088
Construction real estate	-	80
Residential real estate	1,276	1,381
	$5,173	$6,707

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

The table below presents a roll forward of the accretable yield on County Bank Corp. acquired loan portfolio for the three months ended March 31, 2021 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance, January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance, December 31, 2020	135	1,524	1,659
Accretion January 1, 2021 through March 31, 2021	(5)	(76)	(81)
Balance, March 31, 2021	$130	$1,448	$1,578

The table below details the outstanding balances of the Community Shores Bank Corporation acquired loan portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$20,491	$158,495	$178,986
Nonaccretable difference	(2,719)	-	(2,719)
Expected cash flows	17,772	158,495	176,267
Accretable yield	(869)	(596)	(1,465)
Carrying balance at acquisition date	$16,903	$157,899	$174,802

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the three months ended March 31, 2021 (dollars in thousands):

	Impaired	Non-impaired	Total
Balance, January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, December 31, 2020	843	455	1,298
Accretion January 1, 2021 through March 31, 2021	(328)	(198)	(526)
Balance, March 31, 2021	$515	$257	$772

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2021	2020
Basic
Net income	$6,238	$3,254

Weighted average common shares outstanding	7,801,058	7,247,772

Basic earnings per common shares	$0.80	$0.45

Diluted
Net income	$6,238	$3,254

Weighted average common shares outstanding	7,801,058	7,247,772
Plus dilutive stock options and restricted stock units	9,732	14,633

Weighted average common shares outstanding and potentially dilutive shares	7,810,790	7,262,405

Diluted earnings per common share	$0.80	$0.45

There were no stock options that were considered to be anti-dilutive to earnings per share for the three months ended March 31, 2021 or  March 31, 2020.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Assets
Cash and cash equivalents	$135,328	$135,328	$135,328	$-	$-
Equity securities at fair value	3,804	3,804	1,859	-	1,945
Securities available for sale	722,627	722,627	-	709,021	13,606
Federal Home Loan Bank and Federal
Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	18,736	19,298	-	19,298	-
Loans to other financial institutions	7,312	7,312	-	7,312	-
Loans, net	1,027,343	1,024,203	-	-	1,024,203
Accrued interest receivable	7,751	7,751	-	7,751	-
Interest rate lock commitments	1,756	1,756	-	1,756	-

Liabilities
Noninterest-bearing deposits	515,552	515,552	-	515,552	-
Interest-bearing deposits	1,324,412	1,324,629	-	1,324,629	-
Borrowings	3,484	3,265	-	3,265	-
Subordinated debentures	3,115	2,918	-	2,918	-
Accrued interest payable	129	129	-	129	-

December 31, 2020
Assets
Cash and due from banks	$79,519	$79,519	$79,519	$-	$-
Equity securities at fair value	2,896	2,896	1,411	-	1,485
Securities available for sale	574,787	574,787	-	563,364	11,423
Federal Home Loan Bank and Federal
Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	12,921	13,350	-	13,350	-
Loans to other financial institutions	35,209	35,209	-	35,209	-
Loans, net	1,062,075	1,057,786	-	-	1,057,786
Accrued interest receivable	6,521	6,521	-	6,521	-
Interest rate lock commitments	842	842	-	842	-

Liabilities
Noninterest-bearing deposits	477,654	477,654	-	477,654	-
Interest-bearing deposits	1,196,924	1,197,964	-	1,197,964	-
Borrowings	9,327	9,143	-	9,143	-
Subordinated debentures	3,089	3,089	-	3,089	-
Accrued interest payable	183	183	-	183	-

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

There were no liabilities measured at fair value as of March 31, 2021 or December 31, 2020. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - March 31, 2021
Equity securities	$1,859	$-	$1,945	$3,804

Investment Securities, Available for Sale - March 31, 2021
U. S. Government and federal agency	$-	$2,041	$-	$2,041
U. S. Treasury notes and bonds	-	11,864	-	11,864
State and municipal	-	418,869	12,606	431,475
Mortgage-backed	-	271,923	-	271,923
Corporate	-	1,990	-	1,990
Trust preferred securities	-	-	1,000	1,000
Asset-backed securities	-	2,334	-	2,334
Total	$-	$709,021	$13,606	$722,627

Equity Securities Held at Fair Value - December 31, 2020
Equity securities	$1,411	$-	$1,485	$2,896

Investment Securities, Available for Sale - December 31, 2020
U. S. Government and federal agency	$-	$2,051	$-	$2,051
U. S. Treasury notes and bonds	-	2,056	-	2,056
State and municipal	-	309,945	10,423	320,368
Mortgage-backed	-	246,723	-	246,723
Corporate	-	2,589	-	2,589
Trust preferred securities	-	-	1,000	1,000
Total	$-	$563,364	$11,423	$574,787

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Three Months Ended
(Dollars in thousands)	March 31,
	2021	2020
Equity Securities Held at Fair Value
Balance, January 1	$1,485	$1,472
Total realized and unrealized gains included in noninterest income	(40)	(65)
Net purchases, sales, calls, and maturities	500	-
Net transfers into Level 3	-	-
Balance, March 31	$1,945	$1,407

Investment Securities, Available for Sale
Balance, January 1	$11,423	$12,367
Total unrealized gains included in other comprehensive income	(270)	185
Net purchases, sales, calls, and maturities	2,453	-
Net transfers into Level 3	-	-
Balance, March 31	$13,606	$12,552

Of the available for sale Level 3 assets that were held by ChoiceOne at March 31, 2021, the net unrealized gain as of March 31, 2021 was $826,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet.

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

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2021	$10,389	$-	$-	$10,389
December 31, 2020	$7,851	$-	$-	$7,851

Other Real Estate
March 31, 2021	$123	$-	$-	$123
December 31, 2020	$266	$-	$-	$266

Mortgage Loan Servicing Rights
March 31, 2021	$4,336	$-	$-	$4,336
December 31, 2020	$3,967	$-	$-	$3,967

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020

Service charges and fees on deposit accounts	$785	$1,009
Interchange income	1,135	836
Investment commission income	236	119
Trust fee income	173	170
Other charges and fees for customer services	166	147
Noninterest income from contracts with customers within the scope of ASC 606	2,495	2,281
Noninterest income within the scope of other GAAP topics	3,105	1,818
Total noninterest income	$5,600	$4,099

NOTE 8 – BUSINESS COMBINATION

Community Shores Bank Corporation

ChoiceOne completed the acquisition of Community Shores Bank Corporation (“Community Shores”) with and into ChoiceOne, with ChoiceOne as the surviving entity, effective on July 1, 2020. Community Shores had 4 branch offices as of the date of the merger. Total assets of Community Shores as of July 1, 2020 were $244.5 million, including total loans of $174.8 million. Deposits acquired in the merger, the majority of which were core deposits, totaled $227.8 million. The impact of the merger has been included in ChoiceOne’s results of operations since the effective date of the merger. As consideration in the merger, ChoiceOne issued 524,139 shares of ChoiceOne common stock, which was net of 84 fractional shares not issued, and cash in the amount of $5,390,000 with an approximate total value of $20.9 million.  The initial accounting for the business combination has been determined provisionally for the fair value of certain assets and liabilities, including loans, core deposit intangible, and deferred taxes.  During the quarter ended March 31, 2021 management finalized accounting for certain loans and deferred tax accounts, resulting in measurement period adjustments increasing the acquisition date fair value of loans by $828,000 and decreasing the acquisition date fair value of other assets by $268,000. As a result, goodwill recognized as a result of the acquisition was reduced by $560,000.  Management expects to finalize calculations supporting the fair value of these assets and liabilities during the measurement period.

The table below presents the allocation of purchase price for the merger with Community Shores (dollars in thousands):

Purchase Price

Consideration	$20,881

Net assets acquired:
Cash and cash equivalents	41,023
Securities available for sale	20,023
Federal Home Loan Bank and Federal Reserve Bank stock	300
Originated loans	174,802
Premises and equipment	6,204
Other real estate owned	346
Deposit based intangible	760
Other assets	1,077
Total assets	244,535

Non-interest bearing deposits	65,499
Interest bearing deposits	162,333
Total deposits	227,832
Trust preferred securities	3,039
Other liabilities	136
Total liabilities	231,007

Net assets acquired	13,528

Goodwill	$7,353

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiary ChoiceOne Bank, and ChoiceOne Bank’s wholly-owned subsidiaries, ChoiceOne Insurance Agencies, Inc., Lakestone Financial Services, Inc., and Community Shores’ Financial Services, Inc.  This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

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

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2020. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the first quarter of 2021 was $6,238,000, which represented an increase of $2,984,000 or 92% compared to the first quarter period in 2020.  Growth in net income in the first quarter of 2021 compared to the same period in the prior year resulted in part from the effects of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and Paycheck Protection Program ("PPP") fees and deposit dollars resulting from the Act.  The merger with Community Shores Bank Corporation ("Community Shores") that was effective on July 1, 2020 also had an impact on ChoiceOne's financial results. There were no merger expenses in the first quarter of 2021; however, net income was impacted by $282,000 of costs related to the merger with Community Shores in the first quarter of 2020. Net income, adjusted to exclude tax-effected merger-related expenses, would have been $3,536,000 in the first quarter of 2020.

Basic and diluted earnings per common share were $0.80 for the first quarter of 2021 compared to $0.45 or $0.49 adjusted to exclude the tax-effected merger-related expenses for the first quarter of the prior year.  The return on average assets and return on average shareholders’ equity percentages were 1.25% and 11.13%, respectively, for the first quarter of 2021, compared to 0.93% and 6.60%, respectively, for the same period in 2020.

Net income, basic earnings per share, and diluted earnings per share excluding tax-effected merger-related expenses are non-GAAP financial measures.  Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measures.

Acquisition of Community Shores Bank Corporation

ChoiceOne completed the acquisition of Community Shores Bank Corporation (“Community Shores”) with and into ChoiceOne effective on July 1, 2020. Community Shores had 4 branch offices as of the date of the acquisition. Total assets of Community Shores as of July 1, 2020 were $244.5 million, including total loans of $174.8 million. Deposits acquired in the merger, the majority of which were core deposits, totaled $227.8 million. The impact of the merger has been included in ChoiceOne’s results of operations since the effective date of the merger. As consideration in the merger, ChoiceOne issued 524,139 shares of ChoiceOne common stock and cash in the amount of $5,390,000 with an approximate total value of $20.9 million.  The consolidation of Community Shores Bank with and into ChoiceOne Bank was completed on October 16, 2020.

The Coronavirus (COVID-19) Outbreak

The coronavirus outbreak (COVID-19) has had a substantial impact on numerous aspects of life in the United States, including threats to public health, government imposed restrictions on business and gatherings, increased volatility in markets, and severe effects on national and local economies.

COVID-19 has affected ChoiceOne's customers. Although there were no material increases in delinquencies or net charge-offs in the first quarter of 2021, ChoiceOne recorded a provision for loan losses of $250,000 related to the impact of COVID-19. Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19 and has granted approximately 750 payment deferrals on numerous loans to borrowers affected by the pandemic from March of 2020 through June of 2020.  Following the initial 90 day deferment period, ChoiceOne offered a second round of deferment in accordance with the CARES act; however, significantly fewer customers requested further deferment.  As of March 31, 2021, approximately 17 deferments remained active with loan balances totaling $1.2 million with all other previous deferments resuming their payments in accordance with loan terms.

In addition, ChoiceOne processed over $126 million in Paycheck Protection Program ("PPP") loans in 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are then recognized into interest income.  In the first quarter of 2021, $56.4 million of Paycheck Protection Program (PPP) loans were forgiven resulting in $1.4 million of fee income.  Another round of PPP loans was offered in the first quarter of 2021. ChoiceOne added 718 PPP loans to its portfolio in the first quarter of 2021 with a balance of $76.7 million.  Fee income related to new PPP loans amounted to $3.7 million, of which $208,000 was recognized in the first quarter of 2021.

Dividends

Cash dividends of $1,716,000 or $0.22 per share were declared in the first quarter of 2021, compared to $1,449,000 or $0.20 per share declared in the first quarter of 2020.  The cash dividend payout percentage was 28% for the first quarter of 2021, compared to 45% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three-month periods ended March 31, 2021 and 2020.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$ 1,080,181	$ 12,687	4.70%	$ 830,107	$ 10,081	4.86%
Taxable securities (2)	438,575	1,856	1.69	239,104	1,857	3.11
Nontaxable securities (1)	201,228	1,390	2.76	113,130	467	1.65
Other	84,822	20	0.09	54,451	194	1.43
Interest-earning assets	1,804,806	15,953	3.54	1,236,792	12,599	4.07
Noninterest-earning assets	184,954			170,324
Total assets	$ 1,989,760			$ 1,407,116

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$ 715,868	$ 429	0.24%	$ 502,240	$ 656	0.52%
Savings deposits	355,395	114	0.13	213,108	40	0.08
Certificates of deposit	195,093	337	0.69	179,076	689	1.54
Borrowings	8,462	36	1.70	26,956	138	2.05
Subordinated debentures	3,099	52	6.65	-	-	0.00
Interest-bearing liabilities	1,277,917	968	0.30	921,380	1,523	0.66
Demand deposits	479,649			279,905
Other noninterest-bearing liabilities	7,937			8,719
Total liabilities	1,765,503			1,210,004
Shareholders' equity	224,257			197,112
Total liabilities and shareholders' equity	$ 1,989,760			$ 1,407,116

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$ 14,985			$ 11,076

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.23%			3.42%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$ 14,985			$ 11,076
Adjustment for taxable equivalent interest		(297)			(105)
Net interest income (GAAP)		$ 14,688			$ 10,971
Net interest margin (GAAP)			3.32%			3.58%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2021 Over 2020
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$ 2,606	$ 4,769	$ (2,163)
Taxable securities	(1)	4,383	(4,384)
Nontaxable securities (2)	923	495	428
Other	(174)	479	(653)
Net change in interest income	3,354	10,126	(6,772)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(227)	1,142	(1,369)
Savings deposits	74	39	35
Certificates of deposit	(352)	376	(728)
Borrowings	(102)	(82)	(20)
Subordinated debentures	52	52	-
Net change in interest expense	(555)	1,527	(2,082)
Net change in tax-equivalent net interest income	$ 3,909	$ 8,599	$ (4,690)

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

Net Interest Income

Tax-equivalent net interest income increased $3.9 million in the first three months of 2021 compared to the same period in 2020 partially due to $1.6 million in PPP loan fees recognized during the first quarter of 2021, partially offset by a reduction in ChoiceOne’s net interest margin. Net interest margin on a tax-equivalent basis declined by 19 basis points from 3.42% in the first quarter of 2020 to 3.23% in the same period in 2021.

The average balance of loans increased $250.1 million in the first quarter of 2021 compared to the same period in 2020.  $174.8 million of the increase was due to the impact of the merger with Community Shores which closed on July 1, 2020 with the remaining increase due to PPP loans which were originated after the first quarter of 2020.  The increase in the average loans balance was partially offset by a 16 basis points decline in the average rate earned. Part of the decrease was caused by short-term market interest rates which were reduced 150 basis points by the Federal Open Market Committee in March 2020. PPP loans with an interest rate of 1.00% also reduced the overall rate earned on loans during the first quarter of 2021.  The combination of these factors caused tax-equivalent interest income from loans to increase $2.6 million in the first quarter of 2021 compared to the same period in the prior year. The average balance of total securities increased $287.6 million in the first quarter of 2021 compared to the same period in 2020. The securities portfolio has grown as ChoiceOne has deployed excess deposit dollars into sufficiently short-term securities to allow loans to grow organically as good credits become available.  The effect of the average balance growth, partially offset by a combined 61 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $922,000 in the first quarter of 2021 compared to the same quarter in 2020.

Growth of $355.9 million in the average balance of interest-bearing demand deposits and savings deposits, partially offset by a 19 basis point decrease in the average rate paid, caused interest expense to be $153,000 lower in the first three months of 2021 compared to the first three months of the prior year. The average balance of certificates of deposit increased $16.0 million in the first three months of 2021 compared to the same period in 2020. The growth was overshadowed by a reduction of 85 basis points in the average rate paid on certificates which caused interest expense to decrease $352,000 in the first three months of 2021 compared to the same period in 2020.

Provision and Allowance for Loan Losses

The provision for loan losses was $250,000 in the first quarter 2021, compared to $775,000 in the same period in the prior year. The provision in the first quarter of 2021 was deemed prudent due to changes in the risk profile of ChoiceOne’s loan portfolio and the economic impact on ChoiceOne's local market areas and the national economy resulting from the COVID-19 pandemic. Nonperforming loans were $10.0 million as of March 31, 2021, compared to $8.2 million as of December 31, 2020.  The allowance for loan losses was 0.75% of total loans at March 31, 2021, compared to 0.71% at December 31, 2020.  Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition. If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total would have represented 1.52% of total loans at March 31, 2021.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2021 and 2020 were as follows:

(Dollars in thousands)	2021		2020
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	74	9	-	1
Consumer	71	79	89	44
Commercial real estate	48	-	-	-
Construction real estate	-	-	-	-
Residential real estate	-	2	-	2
	$193	$90	$89	$47

Net charge-offs were $102,000 in the first quarter of 2021, compared to net charge-offs of $42,000 during the same period in 2020. Net charge-offs on an annualized basis as a percentage of average loans were 0.04% in the first three months of 2021 compared to annualized net charge-offs of 0.02% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that COVID-19 will also have an impact in the remainder of 2021 and beyond. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the impact of COVID-19 on ChoiceOne.

ChoiceOne has allocated approximately $2.1 million in the allowance for loan losses to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic.  The following chart indicates industries management believes to be moderately or highly effected by the pandemic:

Highly Affected	Moderately Affected
Accommodation	Ambulatory Health Care Services
Amusement, Gambling, and Recreation Industries	Educational Services
Food Services and Drinking Places	Merchant Wholesalers, Durable Goods
Performing Arts, Spectator Sports, and Related Industries	Merchant Wholesalers, Nondurable Goods
Rental and Leasing Services	Miscellaneous Store Retailers
Scenic and Sightseeing Transportation	Motion Picture and Sound Recording Industries
Transit and Ground Passenger Transportation	Real Estate

Loans highly affected and moderately affected based on their commercial industry category have been allocated an additional 35 basis points and 25 basis points, respectively.  ChoiceOne has also allocated 25 basis points to all retail loan categories.  It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors.  ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. Management will continue to monitor charge-offs, changes in the level of nonperforming loans, changes within the composition of the loan portfolio and the impact of COVID-19, and it will adjust the provision and allowance for loan losses as determined to be necessary.

Noninterest Income

Total noninterest income increased $1.5 million in the first quarter of 2021 compared to the same period in 2020.  While increased scale was a factor, most of the increase was related to a difference in the change in the market value of equity securities from a negative $389,000 in the first quarter of 2020 to a positive $608,000 in the first quarter of 2021.  The stock market dipped sharply in March 2020 related to the COVID-19 pandemic which affected securities held by ChoiceOne.  Since that time ChoiceOne has seen the value of equity investments held climb to pre-pandemic levels.  Mortgage activity continued to remain strong with an increase of $403,000 in gains on sales of loans in the first quarter of 2021 compared to the same period in 2020, as lower interest rates continued to encourage refinancing activity.  Insurance and investment commissions increased $147,000 in the first quarter of 2021 compared to the same period in 2020, due in part to the addition of Community Shores Financial Services Inc., a wholly owned subsidiary acquired during the merger with Community Shores.

Noninterest Expense

Total noninterest expense increased $2.1 million in the first quarter of 2021 compared to the same period in 2020. All categories included expenses as a result of the merger with Community Shores that was effective on July 1, 2020.  Salaries and benefits included a higher level of commission expense in the first quarter of 2021 compared to the same period in the prior year as a result of the significant increase in residential mortgage loan originations. Data processing expense declined in the first quarter of 2021 as compared to the same period in 2020, as the prior year included some conversion expenses from ChoiceOne's merger with County, which closed on October 1, 2019.  Supplies and postage also declined in the first quarter of 2021 compared the same period in the prior year as ChoiceOne continues to move mailings digital when applicable.  The intangible amortization expense in 2021 represented the amortization of the core deposit intangible that resulted from the mergers with County and Community Shores.

Income Tax Expense

Income tax expense was $1,272,000 in the first quarter of 2021 compared to $625,000 for the same period in 2020.  The increase was due to a higher level of income before income tax.  The effective tax rate was 16.9% for the first quarter of 2021 and 16.1% for the first quarter of 2020.

FINANCIAL CONDITION

Securities

Total securities increased $148.7 million from December 31, 2020 to March 31, 2021.  Various securities totaling $179.2 million were purchased in the first three months of 2021.  There were no sales in the first three months of 2021; however, $2.6 million of securities called or matured during that same time period. Principal repayments on securities totaled $10.3 million in the first three months of 2021.  ChoiceOne believes the portfolio will provide a natural hedge for floating rate loans and investments are sufficiently short-term to allow organic growth in loans as good credits become available.

Loans

Loans held for sale were $5.8 million higher at March 31, 2021 than at December 31, 2020. This was caused by a heightened level of refinancing activity of residential mortgage loans due to the low market interest rates that persisted through the first quarter in 2021.  Loans excluding loans held for sale and loans to other financial institutions declined by $34.6 million from December 31, 2020 to March 31, 2021.  This decline was due to $56.4 million of PPP loans forgiven as well as other paydowns partially offset by the addition of $76.7 million of new PPP loan production.  ChoiceOne saw declines of $12.6 million in residential real estate loans, $7.0 million in agricultural loans, $6.8 million in commercial real estate loans, $5.3 million in commercial and industrial loans, and $1.7 million of consumer loans.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $10.4 million at March 31, 2021, compared to $7.9 million as of December 31, 2020.  The change in the first three months of 2021 was primarily comprised of an increase of $2.8 million in impaired agricultural loans in the first quarter of 2021.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2021	2020
Loans accounted for on a nonaccrual basis	$5,173	$6,707
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	4,807	1,537
Total	$9,980	$8,244

The increase in the TDR loans balance in the first three months of 2021 was primarily due to a $2.3 million increase in TDR agricultural loans.  Approximately 70% of the balance of loans considered TDRs were performing according to their restructured terms as of March 31, 2021.  Management believes the allowance for loan losses allocated to its nonperforming loans was sufficient at March 31, 2021.

In March of 2020, the CARES Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   Further, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, followed by a revised statement on April 7, 2020, providing in part that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. As a result of the pandemic, the Company provided a modification program to borrowers that included certain concessions such as interest only payments or payment deferrals. As of March 31, 2021, the Company had granted pandemic-related modifications on approximately 17 loans totaling $1.2 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report.

Goodwill

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

Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of November 30, 2020 ("the valuation date"). In arriving at the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2025 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Despite ChoiceOne's market capitalization declining slightly from December 2020 to March 2021, ChoiceOne's financial performance remained positive. This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, first quarter 2021 revenue reflected significant and continuing growth driven by ChoiceOne' mortgage banking business, as well as net SBA fees related to Payroll Protection Program ("PPP") loans.

Management concurred with the conclusion derived from the quantitative goodwill analysis performed as of the valuation date of November 30, 2020 and determined that there were no material changes and that no triggering events have occurred that indicated impairment from the valuation date through March 31, 2021, and as a result that it is more likely than not that there was no goodwill impairment as of March 31, 2021.  During the first three months of 2021, management recorded two adjustment period entries to goodwill related to the merger with Community Shores.  The net effect of the adjustments decreased goodwill by $560,000.

Deposits and Borrowings

Total deposits increased $165.4 million in the first quarter of 2021.  The change in checking and savings accounts was due in part to funds related to the stimulus package included in the CARES Act as well as funds on deposit from the PPP loans that were not fully utilized as of March 31, 2021. Seasonal fluctuations for ChoiceOne’s depositors also contributed to the growth in 2021 as tax refunds typically come in during the first quarter of the year.

Total borrowings declined $5.8 million in the first quarter 2021 as ChoiceOne made payments on its holding company term loan.  ChoiceOne also holds $3.1 million in subordinated debentures obtained in the merger with Community Shores that represented a $4.5 million subordinated debt offering, offset by the merger mark-to-market adjustment.   ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs if needed in the remainder of 2021.

Shareholders' Equity

Total shareholders' equity decreased $8.6 million in the first quarter of 2021.  Accumulated other comprehensive income declined $13.4 million in the first quarter of 2021 as a result of market value declines in ChoiceOne’s available for sale securities. The change was caused by increases in certain general market interest rates in the first three months of 2021.  The decline in accumulated other comprehensive income was partially offset by net income, net of dividends paid.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and the Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	168,338	13.5%	99,581	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	156,098	12.5	56,014	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	156,098	12.5	74,686	6.0	N/A	N/A
Tier 1 capital (to average assets)	156,098	8.1	77,229	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	163,242	13.1%	99,430	8.0%	124,288	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	155,502	12.5	55,930	4.5	80,787	6.5
Tier 1 capital (to risk weighted assets)	155,502	12.5	74,573	6.0	99,430	8.0
Tier 1 capital (to average assets)	155,502	8.1	77,144	4.0	96,430	5.0

December 31, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$162,558	13.2%	$98,835	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	150,465	12.2	55,595	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	150,465	12.2	74,126	6.0	N/A	N/A
Tier 1 capital (to average assets)	150,465	8.3	72,281	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$159,684	12.9%	$98,683	8.0%	$123,353	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	152,091	12.3	55,409	4.5	80,180	6.5
Tier 1 capital (to risk weighted assets)	152,091	12.3	74,012	6.0	98,683	8.0
Tier 1 capital (to average assets)	152,091	8.4	72,208	4.0	90,259	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of March 31, 2021 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $2.2 million for the three months ended March 31, 2021 compared to net cash used of $2.5 million in the same period a year ago.  The change was primarily due to $3.0 million more in net income in the current year than the prior year and a $2.9 million net positive change in other liabilities.   Net cash used in investing activities was $104.3 million for the first three months of 2021 compared to $19.0 million used in the same period in 2020. $179.2 million of cash used to purchase securities was offset by cash provided of $63.1 million in net loan originations.  Net cash provided by financing activities was $157.9 million in the three months ended March 31, 2021, compared to $7.4 million provided in the same period in the prior year. Higher growth of $165.4 million in deposits in the first quarter of 2021 compared to $18.8 million in the same quarter in the prior year was the main driver of the year over year change.

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

	Three Months Ended March 31,
(In Thousands, Except Per Share Data)	2021	2020

Income before income tax	$7,510	$3,879
Adjustment for pre-tax merger expenses	-	302
Adjusted income before income tax	$7,510	$4,181

Income tax expense	$1,272	$625
Tax impact of adjustment for pre-tax merger expenses	-	20
Adjusted income tax expense	$1,272	$645

Net income	$6,238	$3,254
Adjustment for pre-tax merger expenses, net of tax impact	-	282
Adjusted net income	$6,238	$3,536

Basic earnings per share	$0.80	$0.45
Effect of merger expenses, net of tax impact	0.00	0.04
Adjusted basic earnings per share	$0.80	$0.49

Diluted earnings per share	$0.80	$0.45
Effect of merger expenses, net of tax impact	0.00	0.04
Adjusted diluted earnings per share	$0.80	$0.49

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2021. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the first quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the first quarter of 2021.

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

3.1	Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to ChoiceOne’s Form 8-A filed February 4, 2020. Here incorporated by reference.

3.2	Bylaws of ChoiceOne as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne’s Form 8-K filed April 21, 2021. Here incorporated by reference.
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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 13, 2021	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)