Form 10-Q
period 2021-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2021-08-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the Registrant had outstanding 7,621,043 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2021	2020
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$94,968	$79,169
Time deposits in other financial institutions	350	350
Cash and cash equivalents	95,318	79,519

Equity securities at fair value (Note 2)	8,405	2,896
Securities available for sale (Note 2)	855,555	574,787
Federal Home Loan Bank stock	3,824	3,824
Federal Reserve Bank stock	4,180	4,180
Loans held for sale	12,884	12,921
Loans to other financial institutions	-	35,209
Loans (Note 3)	1,004,587	1,069,668
Allowance for loan losses (Note 3)	(7,950)	(7,593)
Loans, net	996,637	1,062,075

Premises and equipment, net	29,615	29,489
Other real estate owned, net	260	266
Cash value of life insurance policies	33,128	32,751
Goodwill	59,946	60,506
Core deposit intangible	4,610	5,269
Other assets	16,570	15,650
Total assets	$2,120,932	$1,919,342

Liabilities
Deposits – noninterest-bearing	$527,964	$477,654
Deposits – interest-bearing	1,352,771	1,196,924
Total deposits	1,880,735	1,674,578
Borrowings	2,642	9,327
Subordinated debentures	3,140	3,089
Other liabilities	5,894	5,080
Total liabilities	1,892,411	1,692,074

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,692,537 at June 30, 2021 and 7,796,352 at December 31, 2020	176,323	178,750
Retained earnings	45,352	37,490
Accumulated other comprehensive income, net	6,846	11,028
Total shareholders’ equity	228,521	227,268
Total liabilities and shareholders’ equity	$2,120,932	$1,919,342

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$11,565	$10,821	$24,247	$21,063
Securities:
Taxable	2,396	1,557	4,252	3,414
Tax exempt	1,446	478	2,543	846
Other	12	7	32	201
Total interest income	15,419	12,863	31,074	25,524

Interest expense
Deposits	839	898	1,719	2,283
Advances from Federal Home Loan Bank	2	81	3	217
Other	70	5	156	7
Total interest expense	911	984	1,878	2,507

Net interest income	14,508	11,879	29,196	23,017
Provision for loan losses	166	1,000	416	1,775
Net interest income after provision for loan losses	14,342	10,879	28,780	21,242

Noninterest income
Customer service charges	2,134	1,402	4,054	3,247
Insurance and investment commissions	198	153	471	279
Gains on sales of loans	1,771	2,996	3,917	4,739
Net gains on sales of securities	2	1,341	3	1,343
Net gains (losses) on sales and write-downs of other assets	(4)	3	1	5
Earnings on life insurance policies	191	192	377	384
Trust income	253	202	425	372
Change in market value of equity securities	(119)	443	489	54
Other	306	19	595	260
Total noninterest income	4,732	6,751	10,332	10,683

Noninterest expense
Salaries and benefits	6,999	6,359	14,167	11,487
Occupancy and equipment	1,498	1,359	3,053	2,629
Data processing	1,673	1,568	3,102	3,052
Professional fees	943	914	1,672	1,676
Supplies and postage	124	282	224	507
Advertising and promotional	207	144	352	292
Intangible amortization	352	354	659	707
FDIC insurance	156	69	308	137
Other	1,177	1,101	2,120	2,079
Total noninterest expense	13,129	12,150	25,657	22,566

Income before income tax	5,945	5,480	13,455	9,359
Income tax expense	902	1,050	2,174	1,675

Net income	$5,043	$4,430	$11,281	$7,684

Basic earnings per share (Note 4)	$0.65	$0.61	$1.45	$1.06
Diluted earnings per share (Note 4)	$0.65	$0.61	$1.45	$1.06
Dividends declared per share	$0.22	$0.20	$0.44	$0.40

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2021	2020	2021	2020
Net income	$5,043	$4,430	$11,281	$7,684

Other comprehensive income:
Changes in net unrealized gains on investment securities available for sale, net of tax expense of $2,449 and $1,272 for the three months ended June 30, 2021 and June 30, 2020, respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax (benefit) expense of ($1,111) and $1,730 for the six months ended June 30, 2021 and June 30, 2020, respectively.	9,213	4,785	(4,180)	6,509

Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $0 and $281 for the three months ended June 30, 2021 and June 30, 2020, respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $1 and $282 for the six months ended June 30, 2021 and June 30, 2020, respectively.	(1)	(1,060)	(2)	(1,061)

Other comprehensive income (loss), net of tax	9,212	3,725	(4,182)	5,448

Comprehensive income	$14,255	$8,155	$7,099	$13,132

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, April 1, 2020	7,249,533	$162,745	$29,856	$3,201	$195,802

Net income			4,430		4,430
Other comprehensive income				3,725	3,725
Shares issued	5,466	55			55
Effect of employee stock purchases		3			3
Stock options exercised and issued (1)	6,241	9			9
Stock-based compensation expense		50			50
Restricted stock units issued	365				-
Cash dividends declared ($0.20 per share)			(1,451)		(1,451)

Balance, June 30, 2020	7,261,605	$162,862	$32,835	$6,926	$202,623

Balance, April 1, 2021	7,802,285	$178,993	$42,012	$(2,366)	$218,639

Net income			5,043		5,043
Other comprehensive income				9,212	9,212
Shares issued	5,953	106			106
Effect of employee stock purchases		9			9
Stock-based compensation expense		112			112
Shares repurchased	(115,701)	(2,897)			(2,897)
Cash dividends declared ($0.22 per share)			(1,703)		(1,703)

Balance, June 30, 2021	7,692,537	$176,323	$45,352	$6,846	$228,521

(1) The amount shown represents the number of shares issued upon exercise of options, net of shares withheld for payment of certain taxes.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			7,684		7,684
Other comprehensive income				5,448	5,448
Shares issued	9,122	161			161
Effect of employee stock purchases		7			7
Stock options exercised and issued (1)	7,030	9			9
Stock-based compensation expense		75			75
Restricted stock units issued	365				-
Cash dividends declared ($0.40 per share)			(2,900)		(2,900)

Balance, June 30, 2020	7,261,605	$162,862	$32,835	$6,926	$202,623

Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			11,281		11,281
Other comprehensive income				(4,182)	(4,182)
Shares issued	11,886	281			281
Effect of employee stock purchases		13			13
Stock-based compensation expense		176			176
Shares repurchased	(115,701)	(2,897)			(2,897)
Cash dividends declared ($0.44 per share)			(3,419)		(3,419)

Balance, June 30, 2021	7,692,537	$176,323	$45,352	$6,846	$228,521

(1) The amount shown represents the number of shares issued upon exercise of options, net of shares withheld for payment of certain taxes.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,281	$7,684
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	416	1,775
Depreciation	1,299	1,386
Amortization	4,336	2,021
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	404	183
Net gains on sales of securities	(3)	(1,343)
Net change in market value of equity securities	(489)	(54)
Gains on sales of loans	(3,917)	(4,739)
Loans originated for sale	(122,993)	(101,844)
Proceeds from loan sales	125,714	97,601
Earnings on bank-owned life insurance	(377)	(384)
(Gains)/losses on sales of other real estate owned	(4)	(3)
Proceeds from sales of other real estate owned	270	139
Costs capitalized to other real estate	-	(19)
Deferred federal income tax (benefit)/expense	506	(307)
Net change in:
Other assets	(992)	(8,564)
Other liabilities	1,693	1,169
Net cash provided by (used in) operating activities	17,144	(5,299)

Cash flows from investing activities:
Sales of securities available for sale	-	92,979
Maturities, prepayments and calls of securities available for sale	28,104	26,635
Purchases of securities	(322,009)	(144,856)
Loan originations and payments, net	100,799	(105,154)
Additions to premises and equipment	(1,461)	(928)
Net cash (used in) investing activities	(194,567)	(131,324)

Cash flows from financing activities:
Net change in deposits	206,157	169,706
Proceeds from borrowings	2,500	10,000
Payments on borrowings	(9,185)	(33,019)
Issuance of common stock	66	69
Repurchase of common stock	(2,897)	-
Cash dividends	(3,419)	(2,900)
Net cash provided by financing activities	193,222	143,856

Net change in cash and cash equivalents	15,799	7,233
Beginning cash and cash equivalents	79,519	59,558

Ending cash and cash equivalents	$95,318	$66,791

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,965	$2,672
Cash paid for income taxes	901	1,351
Loans transferred to other real estate owned	260	42

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

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and ChoiceOne Bank’s wholly-owned subsidiary ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"). Intercompany transactions and balances have been eliminated in consolidation.

ChoiceOne owns all of the common securities of Community Shores Capital Trust I (the “Capital Trust”).  Under U.S. generally accepted accounting principles ("GAAP"), the Capital Trust is not consolidated because it is a variable interest entity and ChoiceOne is not the primary beneficiary.

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2021 and June 30, 2020, the Consolidated Statements of Comprehensive Income for the three- and six-month periods ended June 30, 2021 and June 30, 2020, the Consolidated Statements of Changes in Shareholders’ Equity for the three- and six-month periods ended June 30, 2021 and June 30, 2020, and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and June 30, 2020. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2020.

Use of Estimates

To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided; therefore, future results could differ. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the COVID-19 pandemic, and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the COVID-19 pandemic.  Actual results may differ from those estimates.

Loans to Other Financial Institutions

ChoiceOne Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including ChoiceOne Bank’s participating interest. If the advance (in which ChoiceOne Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker.  There was no participating interest as of June 30, 2021.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, ChoiceOne Bank reviews the portfolios of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current).  Loans to other financial institutions are excluded from the loans described in Note 3 to the interim consolidated financial statements.

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

Stock Transactions

A total of 8,929 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $ 247,000 under the terms of the Directors’ Stock Purchase Plan in the first half of 2021. A total of 2,957 shares for a cash price of $ 66,000 were issued under the Employee Stock Purchase Plan in the first six months of 2021.

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

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value.  Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. ChoiceOne acquired Valley Ridge Financial Corp. in 2006, County in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.3 million, respectively.

Due to the potential impact of COVID-19 and any long term economic fallout that might occur, ChoiceOne engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of November 30, 2020 ("the valuation date"). In deriving the fair value of the reporting unit (ChoiceOne), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2025 and growth rates prepared by management. Based on the valuation prepared, it was determined that the estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management performed its annual qualitative assessment of goodwill as of  June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of COVID-19 on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and  may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from  November 30, 2020 to  June 30, 2021, ChoiceOne's financial performance remained positive. This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, second quarter 2021 revenue reflected significant and continuing growth in ChoiceOne's interest income, as well as net Small Business Administration fees related to Payroll Protection Program ("PPP") loans. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of ChoiceOne's operations, from a qualitative perspective, exceeded the carrying value as of  June 30, 2021.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

June 30, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,856	$587	$(38)	$8,405

December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,836	$60	$-	$2,896

The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	June 30, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,004	$26	$-	$2,030
U.S. Treasury notes and bonds	37,195	166	-	37,361
State and municipal	476,698	12,657	(1,914)	487,441
Mortgage-backed	320,612	1,596	(3,895)	318,313
Corporate	8,303	39	-	8,342
Asset-backed securities	2,077	-	(9)	2,068
Total	$846,889	$14,484	$(5,818)	$855,555

	December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,007	$44	$-	$2,051
U.S. Treasury notes and bonds	1,996	60	-	2,056
State and municipal	307,201	13,191	(24)	320,368
Mortgage-backed	246,085	1,510	(872)	246,723
Corporate	3,539	51	(1)	3,589
Total	$560,828	$14,856	$(897)	$574,787

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and six months ended June 30, 2021 or in the same periods in2020. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of June 30, 2021, the fair value of securities as of June 30, 2021 and December 31, 2020, and the weighted average yields of securities as of June 30, 2021:

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2021	2020

U.S. Government and federal agency	$2,030	$-	$-	$-	$2,030	$2,051
U.S. Treasury notes and bonds	-	2,040	35,321	-	37,361	2,056
State and municipal	14,546	59,291	317,995	95,609	487,441	320,368
Corporate	502	1,040	5,800	1,000	8,342	3,589
Asset-backed securities	-	2,068	-	-	2,068	-
Total debt securities	17,078	64,439	359,116	96,609	537,242	328,064

Mortgage-backed securities	12,924	97,585	200,623	7,181	318,313	246,723
Equity securities	-	1,000	-	7,405	8,405	2,896
Total	$30,002	$163,024	$559,739	$111,195	$863,960	$577,683

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.98%	-%	-%	-%	1.98%
U.S. Treasury notes and bonds	-	1.85	1.24	-	1.27
State and municipal	3.12	2.88	2.51	2.33	2.54
Corporate	2.57	2.86	3.70	3.75	3.75
Asset-backed securities	-	0.94	-	-	0.94
Mortgage-backed securities	1.78	1.83	1.26	1.74	1.47
Equity securities	-	4.66	-	-	0.55

Following is information regarding unrealized gains and losses on equity securities for the three- and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net gains and (losses) recognized during the period	$(119)	$443	$489	$54
Less: Net gains and (losses) recognized during the period on securities sold	—	—	—	—

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(119)	$443	$489	$54

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2021
Beginning balance	$342	$1,599	$247	$4,345	$74	$1,024	$109	$7,740
Charge-offs	—	(24)	(76)	-	—	-	—	(100)
Recoveries	—	64	35	42	—	3	—	144
Provision	32	(116)	37	(10)	-	(167)	390	166
Ending balance	$374	$1,523	$243	$4,377	$74	$860	$499	$7,950

Allowance for Loan Losses Six Months Ended June 30, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	—	(98)	(147)	(48)	—	—	—	(293)
Recoveries	—	73	113	43	—	5	—	234
Provision	117	221	(40)	204	(23)	(445)	382	416
Ending balance	$374	$1,523	$243	$4,377	$74	$860	$499	$7,950

Individually evaluated for impairment	$138	$20	$—	$56	$—	$148	$—	$362

Collectively evaluated for impairment	$236	$1,503	$243	$4,321	$74	$712	$499	$7,588

Loans
June 30, 2021
Individually evaluated for impairment	$3,167	$184	$—	$1,140	$—	$2,333		$6,824
Collectively evaluated for impairment	43,400	259,034	33,354	461,941	15,440	165,318		978,487
Acquired with deteriorated credit quality	—	5,814	16	10,906	—	2,540		19,276
Ending balance	$46,567	$265,032	$33,370	$473,987	$15,440	$170,191		$1,004,587

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2020
Beginning balance	$347	$853	$220	$1,960	$124	$1,061	$225	$4,790
Charge-offs	-	(17)	(95)	-	-	(7)	-	(119)
Recoveries	-	-	66	-	-	13	-	79
Provision	(95)	562	52	873	(45)	(122)	(225)	1,000
Ending balance	$252	$1,398	$243	$2,833	$79	$945	$-	$5,750

Allowance for Loan Losses Six Months Ended June 30, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	—	(17)	(184)	—	—	(7)	—	(208)
Recoveries	—	1	110	—	—	15	—	126
Provision	(219)	759	47	1,170	3	297	(282)	1,775
Ending balance	$252	$1,398	$243	$2,833	$79	$945	$-	$5,750

Individually evaluated for impairment	$—	$31	$6	$235	$—	$225	$—	$497

Collectively evaluated for impairment	$252	$1,367	$236	$2,599	$79	$720	$—	$5,253

Loans
June 30, 2020
Individually evaluated for impairment	$379	$321	$24	$2,246	$—	$2,326		$5,296
Collectively evaluated for impairment	50,556	237,852	33,745	359,696	15,576	200,104		897,529
Acquired with deteriorated credit quality	—	3,839	—	1,121	—	208		5,168
Ending balance	$50,935	$242,012	$33,769	$363,063	$15,576	$202,638		$907,993

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2020
Individually evaluated for impairment	$-	$19	$1	$157	$-	$254	$-	$431

Collectively evaluated for impairment	$257	$1,308	$316	$4,021	$97	$1,046	$117	$7,162

Loans
December 31, 2020
Individually evaluated for impairment	$348	$1,663	$8	$3,032	$80	$2,720		$7,851
Collectively evaluated for impairment	53,387	295,154	33,982	453,681	16,559	186,982		1,039,745
Acquired with deteriorated credit quality	-	6,710	24	12,534	-	2,804		22,072
Ending balance	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506		$1,069,668

The provision for loan losses was $166,000 in the second quarter of 2021 and $416,000 in the first half of 2021, compared to $1,000,000 and $1,775,000, respectively, in the same periods in the prior year. The second quarter and first half of 2021 provisions were deemed appropriate due to positive economic indicators in ChoiceOne's local market areas and the national economy compared to the prior year.  While it is difficult to predict the impact that COVID-19 will have in future quarters, ChoiceOne estimates these losses have been incurred as of June 30, 2021, and expects that increased levels of past due loans, nonperforming loans and loan losses  may occur.

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

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Pass	$43,040	$50,185	$260,047	$294,614	$464,426	$453,080
Special Mention	360	3,202	3,086	4,101	2,504	6,006
Substandard	3,167	348	1,702	4,812	7,057	8,925
Doubtful	-	-	197	-	-	1,236
	$46,567	$53,735	$265,032	$303,527	$473,987	$469,247

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020	2021	2020
Performing	$33,370	$34,006	$15,440	$16,559	$169,138	$191,125
Nonperforming	-	-	-	-	-	-
Nonaccrual	-	8	-	80	1,053	1,381
	$33,370	$34,014	$15,440	$16,639	$170,191	$192,506

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and six months ended June 30, 2021 and June 30, 2020.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	6	$2,320	$2,320
Commercial Real Estate	-	-	-	2	1,210	1,210
Total	-	$-	$-	8	$3,530	$3,530

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	1	$68	$68	1	$68	$68
Commercial Real Estate	2	1,882	1,882	2	1,882	1,882
Total	3	$1,950	$1,950	3	$1,950	$1,950

The following schedule provides information on TDRs as of June 30, 2021 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and six months ended June 30, 2021 and June 30, 2020, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	1	$52	1	$52
Commercial Real Estate	1	184	1	184
Total	2	$236	2	$236

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	1	$68	1	$68
Commercial Real Estate	2	1,882	2	1,882
Total	3	$1,950	3	$1,950

In  March of 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   Further, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, followed by a revised statement on April 7, 2020, providing in part that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. As a result of the pandemic, ChoiceOne provided a modification program to borrowers that included certain concessions such as interest only payments or payment deferrals. As of June 30, 2021, all deferments had resumed payments in accordance with loan terms.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2021
With no related allowance recorded
Agricultural	$1,637	$1,637	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	772	772	-
Residential real estate	469	480	-
Subtotal	2,878	2,889	-
With an allowance recorded
Agricultural	1,530	1,615	138
Commercial and industrial	184	313	20
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	368	376	56
Residential real estate	1,864	1,901	148
Subtotal	3,946	4,205	362
Total
Agricultural	3,167	3,252	138
Commercial and industrial	184	313	20
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	1,140	1,148	56
Residential real estate	2,333	2,381	148
Total	$6,824	$7,094	$362

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2020
With no related allowance recorded
Agricultural	$348	$434	$-
Commercial and industrial	1,516	1,629	-
Consumer	-	-	-
Construction real estate	80	80	-
Commercial real estate	1,852	2,664	-
Residential real estate	162	162	-
Subtotal	3,958	4,969	-
With an allowance recorded
Agricultural	-	-	-
Commercial and industrial	147	147	19
Consumer	8	8	1
Construction real estate	-	-	-
Commercial real estate	1,180	1,180	157
Residential real estate	2,558	2,651	254
Subtotal	3,893	3,986	431
Total
Agricultural	348	434	-
Commercial and industrial	1,663	1,776	19
Consumer	9	8	1
Construction real estate	80	80	-
Commercial real estate	3,031	3,844	157
Residential real estate	2,720	2,813	254
Total	$7,851	$8,955	$431

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three- and six-month periods ended June 30, 2021 and 2020:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2021
With no related allowance recorded
Agricultural	$778	$24
Commercial and industrial	993	-
Consumer	-	-
Construction real estate	27	-
Commercial real estate	1,749	13
Residential real estate	267	-
Subtotal	3,814	37
With an allowance recorded
Agricultural	1,451	16
Commercial and industrial	165	-
Consumer	3	-
Construction real estate	-	-
Commercial real estate	642	3
Residential real estate	2,280	15
Subtotal	4,541	34
Total
Agricultural	2,229	40
Commercial and industrial	1,158	-
Consumer	3	-
Construction real estate	27	-
Commercial real estate	2,391	16
Residential real estate	2,547	15
Total	$8,355	$71

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2020
With no related allowance recorded
Agricultural	$190	$-
Commercial and industrial	129	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	941	-
Residential real estate	49	-
Subtotal	1,309	-
With an allowance recorded
Agricultural	190	-
Commercial and industrial	167	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	1,312	5
Residential real estate	2,339	22
Subtotal	4,027	27
Total
Agricultural	380	-
Commercial and industrial	296	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	2,253	5
Residential real estate	2,388	22
Total	$5,336	$27

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2021
With no related allowance recorded
Agricultural	$993	$52
Commercial and industrial	731	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	1,698	32
Residential real estate	320	-
Subtotal	3,742	84
With an allowance recorded
Agricultural	2,177	35
Commercial and industrial	174	1
Consumer	-	-
Construction real estate	-	-
Commercial real estate	372	6
Residential real estate	2,141	33
Subtotal	4,864	75
Total
Agricultural	3,170	87
Commercial and industrial	905	1
Consumer	-	-
Construction real estate	-	-
Commercial real estate	2,070	38
Residential real estate	2,461	33
Total	$8,606	$159

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2020
With no related allowance recorded
Agricultural	$308	$-
Commercial and industrial	173	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	1,255	-
Residential real estate	46	-
Subtotal	1,782	-
With an allowance recorded
Agricultural	253	-
Commercial and industrial	116	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	1,005	12
Residential real estate	2,356	52
Subtotal	3,749	64
Total
Agricultural	561	-
Commercial and industrial	289	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	2,260	12
Residential real estate	2,402	52
Total	$5,531	$64

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
June 30, 2021
Agricultural	$-	$-	$-	$-	$46,567	$46,567	$-
Commercial and industrial	281	21	317	619	264,413	265,032	-
Consumer	15	-	-	15	33,355	33,370	-
Commercial real estate	425	-	184	609	473,378	473,987	-
Construction real estate	-	-	-	-	15,440	15,440	-
Residential real estate	97	118	480	695	169,496	170,191	-
	$818	$139	$981	$1,938	$1,002,649	$1,004,587	$-

December 31, 2020
Agricultural	$-	$-	$-	$-	$53,735	$53,735	$-
Commercial and industrial	-	109	515	624	302,903	303,527	-
Consumer	39	-	-	39	33,975	34,014	-
Commercial real estate	532	44	1,744	2,320	466,927	469,247	-
Construction real estate	1,076	180	80	1,336	15,303	16,639	-
Residential real estate	1,563	256	352	2,171	190,335	192,506	-
	$3,210	$589	$2,691	$6,490	$1,063,178	$1,069,668	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2021	2020
Agricultural	$348	$348
Commercial and industrial	338	1,802
Consumer	-	8
Commercial real estate	184	3,088
Construction real estate	-	80
Residential real estate	1,053	1,381
	$1,923	$6,707

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

The table below presents a roll forward of the accretable yield on County Bank Corp. acquired loan portfolio for the six months ended June 30, 2021 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance, January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance, December 31, 2020	135	1,524	1,659
Accretion January 1, 2021 through June 30, 2021	(12)	(127)	(139)
Balance, June 30, 2021	$123	$1,397	$1,520

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

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the six months ended June 30, 2021 (dollars in thousands):

	Impaired	Non-impaired	Total
Balance, January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, December 31, 2020	843	455	1,298
Accretion January 1, 2021 through June 30, 2021	(328)	(219)	(547)
Balance, June 30, 2021	$515	$236	$751

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2021	2020	2021	2020
Basic
Net income	$5,043	$4,430	$11,281	$7,684

Weighted average common shares outstanding	7,769,485	7,254,591	7,785,098	7,251,205

Basic earnings per common shares	$0.65	$0.61	$1.45	$1.06

Diluted
Net income	$5,043	$4,430	$11,281	$7,684

Weighted average common shares outstanding	7,769,485	7,254,591	7,785,098	7,251,205
Plus dilutive stock options and restricted stock units	9,600	6,198	10,577	6,851

Weighted average common shares outstanding and potentially dilutive shares	7,779,085	7,260,789	7,795,675	7,258,056

Diluted earnings per common share	$0.65	$0.61	$1.45	$1.06

There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three months ended  June 30, 2021 and 12,000 stock options that were considered anti-dilutive to earnings per share for the six months ended June 30, 2021. There were no stock options that were considered to be anti-dilutive to earnings per share for the three and six months ended  June 30, 2020.  There were 18,985 restricted stock units that were considered anti-dilutive for the three months ended June 30, 2021.  There were no restricted stock units that were considered anti-dilutive for the six months ended June 30, 2021 or for the three and six months ended June 30, 2020.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Assets
Cash and cash equivalents	$95,318	$95,318	$95,318	$-	$-
Equity securities at fair value	8,405	8,405	6,739	-	1,666
Securities available for sale	855,555	855,555	-	842,430	13,125
Federal Home Loan Bank and Federal
Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	12,884	13,270	-	13,270	-
Loans, net	996,637	990,778	-	-	990,778
Accrued interest receivable	7,544	7,544	-	7,544	-
Interest rate lock commitments	407	407	-	407	-

Liabilities
Noninterest-bearing deposits	527,964	527,964	-	527,964	-
Interest-bearing deposits	1,352,771	1,353,345	-	1,353,345	-
Borrowings	2,642	2,504	-	2,504	-
Subordinated debentures	3,140	2,977	-	2,977	-
Accrued interest payable	96	96	-	96	-

December 31, 2020
Assets
Cash and due from banks	$79,519	$79,519	$79,519	$-	$-
Equity securities at fair value	2,896	2,896	1,411	-	1,485
Securities available for sale	574,787	574,787	-	563,364	11,423
Federal Home Loan Bank and Federal
Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	12,921	13,350	-	13,350	-
Loans to other financial institutions	35,209	35,209	-	35,209	-
Loans, net	1,062,075	1,057,786	-	-	1,057,786
Accrued interest receivable	6,521	6,521	-	6,521	-
Interest rate lock commitments	842	842	-	842	-

Liabilities
Noninterest-bearing deposits	477,654	477,654	-	477,654	-
Interest-bearing deposits	1,196,924	1,197,964	-	1,197,964	-
Borrowings	9,327	9,143	-	9,143	-
Subordinated debentures	3,089	3,089	-	3,089	-
Accrued interest payable	183	183	-	183	-

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

There were no liabilities measured at fair value as of June 30, 2021 or December 31, 2020. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - June 30, 2021
Equity securities	$6,739	$-	$1,666	$8,405

Investment Securities, Available for Sale - June 30, 2021
U. S. Government and federal agency	$-	$2,030	$-	$2,030
U. S. Treasury notes and bonds	-	37,361	-	37,361
State and municipal	-	475,316	12,125	487,441
Mortgage-backed	-	318,313	-	318,313
Corporate	-	7,342	1,000	8,342
Asset-backed securities	-	2,068	-	2,068
Total	$-	$842,430	$13,125	$855,555

Equity Securities Held at Fair Value - December 31, 2020
Equity securities	$1,411	$-	$1,485	$2,896

Investment Securities, Available for Sale - December 31, 2020
U. S. Government and federal agency	$-	$2,051	$-	$2,051
U. S. Treasury notes and bonds	-	2,056	-	2,056
State and municipal	-	309,945	10,423	320,368
Mortgage-backed	-	246,723	-	246,723
Corporate	-	2,589	1,000	3,589
Total	$-	$563,364	$11,423	$574,787

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended
(Dollars in thousands)	June 30,
	2021	2020
Equity Securities Held at Fair Value
Balance, January 1	$1,485	$1,472
Total realized and unrealized gains included in noninterest income	(39)	8
Net purchases, sales, calls, and maturities	220	-
Net transfers into Level 3	-	-
Balance, June 30	$1,666	$1,480

Investment Securities, Available for Sale
Balance, January 1	$11,423	$12,367
Total unrealized gains included in other comprehensive income	(264)	444
Net purchases, sales, calls, and maturities	1,966	(666)
Net transfers into Level 3	-	-
Balance, June 30	$13,125	$12,145

Of the available for sale Level 3 assets that were held by ChoiceOne at June 30, 2021, the net unrealized gain as of June 30, 2021 was $643,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet.

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

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2021	$6,824	$-	$-	$6,824
December 31, 2020	$7,851	$-	$-	$7,851

Other Real Estate
June 30, 2021	$260	$-	$-	$260
December 31, 2020	$266	$-	$-	$266

Mortgage Loan Servicing Rights
June 30, 2021	$4,461	$-	$-	$4,461
December 31, 2020	$3,967	$-	$-	$3,967

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020

Service charges and fees on deposit accounts	$822	$647	$1,608	$1,656
Interchange income	1,311	755	2,446	1,591
Investment commission income	198	154	471	279
Trust fee income	252	201	425	372
Other charges and fees for customer services	139	84	305	231
Noninterest income from contracts with customers within the scope of ASC 606	2,723	1,841	5,254	4,129
Noninterest income within the scope of other GAAP topics	2,009	4,910	5,078	6,554
Total noninterest income	$4,732	$6,751	$10,332	$10,683

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

The table below presents the allocation of purchase price for the merger with Community Shores (dollars in thousands):

Purchase Price

Consideration	$20,881

Net assets acquired:
Cash and cash equivalents	41,023
Securities available for sale	20,023
Federal Home Loan Bank and Federal Reserve Bank stock	300
Originated loans	174,802
Premises and equipment	6,204
Other real estate owned	346
Deposit based intangible	760
Other assets	1,077
Total assets	244,535

Non-interest bearing deposits	65,499
Interest bearing deposits	162,333
Total deposits	227,832
Subordinated debentures	3,039
Other liabilities	136
Total liabilities	231,007

Net assets acquired	13,528

Goodwill	$7,353

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue”, “future”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking.  Examples of forward-looking statements also include, but are not limited to, statements related to risks and uncertainties related to, and the impact of, the COVID-19 pandemic on the businesses, financial condition and results of operations of ChoiceOne and its customers and statements regarding the outlook and expectations of ChoiceOne and its customers.  The COVID-19 pandemic is adversely affecting ChoiceOne and its customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on ChoiceOne's business, financial position, results of operations, liquidity, and prospects is uncertain.  All of the information concerning interest rate sensitivity is forward-looking.  All statements with references to future time periods are forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the second quarter of 2021 was $5,043,000, which represented an increase of $613,000 or 14% compared to the second quarter of 2020.  Basic and diluted earnings per common share were $0.65 for the second quarter of 2021 compared to $0.61 for the second quarter of the prior year.  Net income for the first six months of 2021 was $11,281,000 or $1.45 per diluted share, compared to $7,684,000 or $1.06 per diluted share in the first half of 2020.  Growth in net income in the first half of 2021 compared to the same period in the prior year resulted in part from the effects of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and Paycheck Protection Program ("PPP") fees and deposit dollars resulting from the CARES Act.  The merger with Community Shores Bank Corporation ("Community Shores") that was effective on July 1, 2020 also had an impact on ChoiceOne's financial results. There were no merger expenses in the first half of 2021.  Net income for the second quarter and first half of 2020, excluding $462,000 and $744,000 of tax-effected merger expenses, respectively was $4,892,000 or $0.67 per diluted share and $8,428,000 or $1.16 per diluted share, respectively.

The return on average assets and return on average shareholders’ equity percentages were 1.10% and 10.01%, respectively, for the first six months of 2021, compared to 1.22% and 9.04%, respectively, for the same period in 2020.

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

The COVID-19 Pandemic

The COVID-19 pandemic has had a substantial impact on numerous aspects of life in the United States, including threats to public health, government imposed restrictions on business and gatherings, increased volatility in markets, and severe effects on national and local economies.

Although there were no material increases in delinquencies or net charge-offs in the second quarter of 2021, ChoiceOne has designated a portion of our allowance for loan losses for the losses we believe may be realized from the impacts of the COVID-19 pandemic. Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by COVID-19.  ChoiceOne granted deferrals on numerous loans to borrowers affected by the pandemic; however, as of June 30, 2021, all deferments had resumed payments in accordance with loan terms.

In addition, ChoiceOne processed over $126 million in PPP loans in 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores.  ChoiceOne originated $89.1 million in PPP loans in the first half of 2021.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are recognized into interest income.  In the second quarter and first half of 2021, $37.7 million and $115.8 million of PPP loans were forgiven resulting in $756,000 and $2.4 million of fee income, respectively.  $3.9 million in PPP fee income remains deferred as of June 30, 2021.

Dividends

Cash dividends of $1,703,000 or $0.22 per share were declared in the second quarter of 2021, compared to $1,451,000 or $0.20 per share declared in the second quarter of 2020.  Cash dividends declared in the first six months of 2021 were $3,419,000 or $0.44 per share, compared to $2,900,000 or $0.40 per share in the prior year.  The cash dividend payout percentage was 30% for the first six months of 2021, compared to 38% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three- and six-month periods ended June 30, 2021 and 2020.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$1,041,118	$11,567	4.44%	$942,558	$10,826	4.59%
Taxable securities (2)	547,388	2,396	1.75	293,610	1,557	2.12
Nontaxable securities (1)	277,365	1,832	2.64	74,895	606	3.24
Other	57,782	12	0.08	27,395	7	0.09
Interest-earning assets	1,923,653	15,807	3.29	1,338,458	12,996	3.88
Noninterest-earning assets	170,684			176,869
Total assets	$2,094,337			$1,515,327

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$750,535	$465	0.25%	$518,493	$325	0.25%
Savings deposits	391,745	133	0.14	227,933	26	0.05
Certificates of deposit	185,556	241	0.52	168,033	548	1.30
Borrowings	2,758	22	3.13	20,368	85	1.67
Subordinated debentures	3,123	50	6.44	-	-	-
Interest-bearing liabilities	1,333,717	911	0.27	934,827	984	0.42
Demand deposits	529,359			365,936
Other noninterest-bearing liabilities	6,268			16,592
Total liabilities	1,869,344			1,317,355
Shareholders' equity	224,993			197,972
Total liabilities and shareholders' equity	$2,094,337			$1,515,327

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$14,896			$12,012

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.02%			3.46%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$14,896			$12,012
Adjustment for taxable equivalent interest		(388)			(133)
Net interest income (GAAP)		$14,508			$11,879
Net interest margin (GAAP)			3.10%			3.59%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

	Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)	$1,060,543	$24,254	4.57%	$884,947	$21,074	4.76%
Taxable securities (2)	492,170	4,252	1.73	294,524	3,414	2.32
Nontaxable securities (1)	239,507	3,221	2.69	65,748	1,073	3.26
Other	70,188	32	0.09	39,937	201	1.00
Interest-earning assets	1,862,408	31,759	3.41	1,285,156	25,762	4.01
Noninterest-earning assets	179,949			171,851
Total assets	$2,042,357			$1,457,007

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$733,298	$894	0.24%	$511,967	$981	0.38%
Savings deposits	373,671	247	0.13	218,027	65	0.06
Certificates of deposit	190,298	578	0.61	173,712	1,237	1.42
Borrowings	5,594	57	2.03	23,663	224	1.89
Subordinated debentures	3,111	102	6.58	-	-	-
Interest-bearing liabilities	1,305,972	1,878	0.29	927,369	2,507	0.54
Demand deposits	504,641			320,910
Other noninterest-bearing liabilities	6,265			12,692
Total liabilities	1,816,878			1,260,971
Shareholders' equity	225,479			196,036
Total liabilities and shareholders' equity	$2,042,357			$1,457,007

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$29,881			$23,255

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.12%			3.47%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$29,881			$23,255
Adjustment for taxable equivalent interest		(685)			(238)
Net interest income (GAAP)		$29,196			$23,017
Net interest margin (GAAP)			3.21%			3.62%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2021 Over 2020
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$741	$2,678	$(1,937)
Taxable securities	839	2,503	(1,664)
Nontaxable securities (2)	1,226	1,986	(760)
Other	5	8	(3)
Net change in interest income	2,811	7,175	(4,364)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	140	161	(21)
Savings deposits	107	31	76
Certificates of deposit	(307)	342	(649)
Borrowings	(63)	(327)	264
Subordinated debentures	50	50	0
Net change in interest expense	(73)	257	(330)
Net change in tax-equivalent net interest income	$2,884	$6,918	$(4,034)

	Six Months Ended June 30,
(Dollars in thousands)	2021 Over 2020
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$3,180	$5,408	$(2,228)
Taxable securities	838	3,134	(2,296)
Nontaxable securities (2)	2,148	2,718	(570)
Other	(169)	253	(422)
Net change in interest income	5,997	11,513	(5,516)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(87)	715	(802)
Savings deposits	182	68	114
Certificates of deposit	(659)	310	(969)
Borrowings	(167)	(211)	44
Subordinated debentures	102	102	-
Net change in interest expense	(629)	984	(1,613)
Net change in tax-equivalent net interest income	$6,626	$10,529	$(3,903)

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

Net Interest Income

Tax-equivalent net interest income increased $2.9 million in the second quarter and $6.6 million in the first half of 2021 compared to the same periods in 2020.  This was partially due to $756,000 in PPP loan fees recognized during the second quarter and $2.4 million in PPP loan fees recognized in the first half of 2021 and the impact of the Community Shores merger. Net interest margin on a tax-equivalent basis declined by 44 and 35 basis points in the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year due to a lower interest rate environment and low interest rate PPP loans.

The average balance of loans increased $175.6 million in the first six months of 2021 compared to the same period in 2020.  $173.9 million of the increase was due to the impact of the merger with Community Shores which closed on July 1, 2020.  The increase in the average loans balance was partially offset by a 19 basis point decline in the average rate earned. Loan rates have partially been affected by PPP loans with an interest rate of 1.00% which has reduced the overall rate earned on loans during the first half of 2021.  The combination of these factors caused tax-equivalent interest income from loans to increase $3.2 million in the first half of 2021 compared to the same period in the prior year. The average balance of total securities increased $371.4 million in the first six months of 2021 compared to the same period in 2020. The securities portfolio has grown as ChoiceOne has deployed excess deposit dollars into sufficiently short-term securities to allow loans to grow organically as good credits become available.  The effect of the average balance growth, partially offset by a combined 45 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $3.0 million in the first six months of 2021 compared to the same period in 2020.

Growth of $377.0 million in the average balance of interest-bearing demand deposits and savings deposits, partially offset by a combined 8 basis point decrease in the average rate paid, caused interest expense to be $95,000 higher in the first six months of 2021 compared to the first six months of the prior year. The average balance of certificates of deposit increased $16.6 million in the first six months of 2021 compared to the same period in 2020. The growth was offset by a reduction of 81 basis points in the average rate paid on certificates which caused interest expense to decrease $659,000 in the first six months of 2021 compared to the same period in 2020.  A reduction of $18.1 million in the average balance of borrowings in the first half of 2021 compared to the same period in the prior year partially offset by a 14 basis point increase in the average rate caused interest expense to decline $167,000.  Subordinated debentures issued in connection with a trust preferred securities offering were obtained as part of the merger with Community Shores.

Provision and Allowance for Loan Losses

The provision for loan losses was $166,000 in the second quarter and $416,000 in the first half of 2021, compared to $1,000,000 and $1,775,000 in the same periods in the prior year. The provision in the second quarter and first six months of 2021 was deemed prudent due to changes in the risk profile of ChoiceOne’s loan portfolio and the economic impact on ChoiceOne's local market areas and the national economy resulting from the COVID-19 pandemic. Nonperforming loans were $6.9 million as of June 30, 2021, compared to $10.0 million as of March 31, 2021 and $8.2 million as of December 31, 2020.  The allowance for loan losses was 0.79% of total loans at June 30, 2021, compared to 0.75% at March 31, 2021 and 0.71% at December 31, 2020.  Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition. If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total would have represented 1.53% of total loans at June 30, 2021, compared to 1.52% at March 31, 2021 and 1.60% at December 31, 2020.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2021 and 2020 were as follows:

(Dollars in thousands)	2021		2020
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	98	73	17	1
Consumer	147	113	184	110
Commercial real estate	48	43	-	-
Construction real estate	-	-	-	-
Residential real estate	-	5	7	15
	$293	$234	$208	$126

Net recoveries were $44,000 in the second quarter and net charge-offs were $59,000 in the first half of 2021, compared to net charge-offs of $40,000 and $82,000 during the same periods in 2020. Net charge-offs on an annualized basis as a percentage of average loans were 0.01% in the first half of 2021 compared to 0.02% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that COVID-19 will also have an impact in the remainder of 2021 and beyond. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the impact of COVID-19 on ChoiceOne.

ChoiceOne has allocated approximately $1.7 million in the allowance for loan losses to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic, as follows:

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

Loans highly affected and moderately affected based on their commercial industry category have been allocated an additional 30 basis points and 20 basis points, respectively.  ChoiceOne has also allocated 20 basis points to all retail loan categories.  It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors.  ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. Management will continue to monitor charge-offs, changes in the level of nonperforming loans, changes within the composition of the loan portfolio and the impact of COVID-19, and it will adjust the provision and allowance for loan losses as determined to be necessary.

Noninterest Income

Total noninterest income was $4.7 million in the second quarter and $10.3 million in the first half of 2021 compared to $6.8 million and $10.7 million in the same periods in the prior year.  Customer service charges grew $732,000 in the second quarter and $807,000 in the first half of 2021 compared to the same periods in 2020 as a result of increased business activity as the economy recovered from the pandemic and the merger with Community Shores.  Total noninterest income in the second quarter of 2020 was elevated by an investment portfolio restructuring which created $1.3 million in noninterest income.  Gains on sales of loans declined $1.2 million in the three months ended June 30, 2021 and $822,000 in the six months ended June 30, 2021 compared to the same periods in 2020.  Although mortgage rates are still low, ChoiceOne experienced lower loan refinancing activity in the three months ended June 30, 2021 than in the same period in the prior year, in contrast to the first quarter of 2021 where loan originations were higher than the first quarter of 2020.  Gains on sales of loans were also affected by a lower gain rate in 2021 than in 2020.  Future originations will be affected by housing inventory as it continues to be less than demand in ChoiceOne's market areas.  The stock market dipped sharply in March 2020 related to the COVID-19 pandemic which affected securities held by ChoiceOne.  Since that time ChoiceOne has seen the value of equity investments held climb to pre-pandemic levels. The market value of equity securities saw a decline in the three months ended June 30, 2021, and an increase in the six months ended June 30, 2021, in each case when compared to the same time periods in 2020.

Noninterest Expense

Total noninterest expense increased $979,000 and $3.1 million in the second quarter and first half of 2021, respectively, compared to the same periods in 2020. All categories included expenses as a result of the merger with Community Shores that was effective on July 1, 2020.  Salaries and benefits included a higher level of commission expense in the second quarter and first half of 2021 compared to the same periods in the prior year as a result of the additional mortgage lenders hired during the last year.  Supplies and postage declined in the second quarter and first half of 2021 compared to the same period in the prior year as ChoiceOne continues to move mailings digital when possible.  The intangible amortization expense in 2021 represented the amortization of the core deposit intangible that resulted from the mergers with County and Community Shores.

Income Tax Expense

Income tax expense was $2,174,000 in the first six months of 2021 compared to $1,675,000 for the same period in 2020.  The increase was due to a higher level of income before income tax.  The effective tax rate was 16.2% for the first half of 2021 and 17.9% for the first half of 2020.

FINANCIAL CONDITION

Securities

In an effort to deploy deposit growth ChoiceOne grew its securities portfolio $286.3 million in the first half of 2021.  We believe our portfolio will provide a natural hedge for floating rate loans and investments are sufficiently short-term to allow us to grow loans organically as good credits become available.  Various securities totaling $322.0 million were purchased in the first six months of 2021.  There were no sales in the first half of 2021; however, $5.1 million of securities were called or matured during that same time period. Principal repayments on securities totaled $23.0 million in the first six months of 2021.

Loans

Loans declined $65.1 million in the six months ended June 30, 2021, a result of $28.1 million in PPP loans forgiven net of new originations and $37.0 million of core loans.  In an effort to grow loans ChoiceOne hired five experienced commercial lenders and bolstered its credit department in the first half of 2021.  In the second quarter and first half of 2021, $37.7 million and $115.8 million of PPP loans were forgiven resulting in $756,000 and $2.4 million of fee income, respectively.  $3.9 million in PPP fee income remains deferred as of June 30, 2021.  During the second quarter and first half of 2021, ChoiceOne recorded accretion income related to acquired loans in the amount of $320,000 and $671,000, respectively.  ChoiceOne saw declines of $38.5 million in commercial and industrial loans, $22.3 million in residential real estate loans, and $7.2 million of agricultural loans in the first half of 2021.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $6.8 million at June 30, 2021, compared to $10.4 million as of March 31, 2021 and $7.9 million as of December 31, 2020.  The change in the first half of 2021 was primarily comprised of a decrease of $1.9 million in impaired commercial real estate impaired loans and a $1.5 million decline in commercial and industrial impaired loans offset by a $2.8 million increase in agricultural impaired loans.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2021	2020
Loans accounted for on a nonaccrual basis	$1,923	$6,707
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	5,012	1,537
Total	$6,935	$8,244

The reduction in the balance of nonaccrual loans in the first six months of 2021 was primarily due to loans that were paid off.  The increase in the TDR loans balance in the first half of 2021 was primarily due to a $2.3 million increase in TDR agricultural loans.  Approximately 93% of the balance of loans considered TDRs were performing according to their restructured terms as of June 30, 2021.  Management believes the allowance for loan losses allocated to its nonperforming loans is sufficient at June 30, 2021.

In March of 2020, the CARES Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   Further, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, followed by a revised statement on April 7, 2020, providing in part that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. As a result of the COVID-19 pandemic, the Company provided a modification program to borrowers that included certain concessions such as interest only payments or payment deferrals. As of June 30, 2021, all deferments had resumed payments in accordance with loan terms.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value.  Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The ChoiceOne acquired Valley Ridge Financial Corp. in 2006, County in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.3 million, respectively.

Due to the potential impact of the COVID-19 pandemic and any long term economic fallout that might occur, ChoiceOne engaged a third-party valuation firm to perform a quantitative analysis of goodwill as of November 30, 2020 ("the valuation date"). In deriving the fair value of the reporting unit (ChoiceOne), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2025 and growth rates prepared by management. Based on the valuation prepared, it was determined that the estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management performed its annual qualitative assessment of goodwill as of June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of the COVID-19 pandemic on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from November 30, 2020 to June 30, 2021, ChoiceOne's financial performance remained positive. This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, second quarter and the first half of 2021 revenue reflected significant and continuing growth in ChoiceOne's interest income, as well as net SBA fees related to PPP loans. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of the ChoiceOne’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2021.

Deposits and Borrowings

Total deposits increased $206.2 million in the first half of 2021.  The change in checking and savings accounts was due in part to funds related to the stimulus package included in the CARES Act as well as funds on deposit from the PPP loans that were not fully utilized as of June 30, 2021. Seasonal fluctuations for ChoiceOne’s depositors also contributed to the growth in 2021 as tax refunds typically come in during the first quarter of the year.

Total borrowings declined $6.7 million in the first half of 2021 as ChoiceOne made payments on its holding company term loan.  ChoiceOne also holds $3.1 million in subordinated debentures obtained in the merger with Community Shores issued in connection with a $4.5 million subordinated debentures offering, offset by the merger mark-to-market adjustment.   ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs if needed in the remainder of 2021.

Shareholders' Equity

Total shareholders' equity increased $1.3 million in the first half of 2021.  Accumulated other comprehensive income declined $4.2 million in the six months ended June 30, 2021 as a result of market value declines in ChoiceOne’s available for sale securities. The change was caused by increases in certain general market interest rates in the first three months of 2021 which have partially reversed in the three months ended June 30, 2021.  The reduction in common stock and paid in capital resulted from ChoiceOne's repurchase of 115,701 shares in the second quarter of 2021.  Declines in common stock and paid in capital and accumulated other comprehensive income were partially offset by net income, net of dividends paid.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and the Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$169,569	14.0%	$97,132	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	157,119	12.9	54,637	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	161,619	13.3	72,849	6.0	N/A	N/A
Tier 1 capital (to average assets)	161,619	8.0	81,290	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$166,305	13.7%	$96,981	8.0%	$121,227	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	158,355	13.1	54,552	4.5	78,797	6.5
Tier 1 capital (to risk weighted assets)	158,355	13.1	72,736	6.0	96,981	8.0
Tier 1 capital (to average assets)	158,355	7.8	81,200	4.0	101,500	5.0

December 31, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$162,558	13.2%	$98,835	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	150,465	12.2	55,595	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	150,465	12.2	74,126	6.0	N/A	N/A
Tier 1 capital (to average assets)	150,465	8.3	72,281	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$159,684	12.9%	$98,683	8.0%	$123,353	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	152,091	12.3	55,409	4.5	80,180	6.5
Tier 1 capital (to risk weighted assets)	152,091	12.3	74,012	6.0	98,683	8.0
Tier 1 capital (to average assets)	152,091	8.4	72,208	4.0	90,259	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2021 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $17.1 million for the six months ended June 30, 2021 compared to net cash used of $5.3 million in the same period a year ago.  The change was primarily due to a $7.6 million positive change in other assets and a $7.0 million higher balance in net proceeds from loan sales in 2021 compared to 2020.  Net cash used in investing activities was $194.6 million for the first half of 2021 compared to $131.3 million in the same period in 2020. ChoiceOne had $322.0 million of securities purchases in the first half of 2021 compared to $144.9 in the same period last year.  A decline in net loan originations led to cash provided of $100.8 million in the first half of 2021 compared to cash used of $105.2 million in the same period during the prior year.  Cash used in the prior year period related to loan originations was largely due to PPP loans.  Net cash provided by financing activities was $193.2 million in the six months ended June 30, 2021, compared to $143.9 million in the same period in the prior year. Higher growth of $36.5 million in deposits in the first half of 2021 and $16.3 million less in net payments on borrowings contributed to the change.

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

NON-GAAP FINANCIAL MEASURES

This report contains references to certain financial measures excluding tax-effected merger expenses, each of which is a financial measure that is not defined in U.S. generally accepted accounting principles (“GAAP”). Management believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Data)	2021	2020	2021	2020

Income before income tax	$5,945	$5,480	$13,455	$9,359
Adjustment for pre-tax merger expenses	-	517	-	819
Adjusted income before income tax	$5,945	$5,997	$13,455	$10,178

Income tax expense	$902	$1,050	$2,174	$1,675
Tax impact of adjustment for pre-tax merger expenses	-	55	-	75
Adjusted income tax expense	$902	$1,105	$2,174	$1,750

Net income	$5,044	$4,430	$11,281	$7,684
Adjustment for pre-tax merger expenses, net of tax impact	-	462	-	744
Adjusted net income	$5,044	$4,892	$11,281	$8,428

Basic earnings per share	$0.65	$0.61	$1.45	$1.06
Effect of merger expenses, net of tax impact	-	0.06	-	0.10
Adjusted basic earnings per share	$0.65	$0.67	$1.45	$1.16

Diluted earnings per share	$0.65	$0.61	$1.45	$1.06
Effect of merger expenses, net of tax impact	-	0.06	-	0.10
Adjusted diluted earnings per share	$0.65	$0.67	$1.45	$1.16

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2021. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne's purchases of its common stock during the quarter ended June 30, 2021.

			Total Number	Maximum
			of Shares	Number of
	Total Number		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan (1)
April 1 - April 30, 2021
Employee Transactions	-	$-	-
Repurchase Plan	8,598	$24.59	8,598	381,516
May 1 - May 31, 2021
Employee Transactions	-	$-	-
Repurchase Plan	36,381	$25.47	36,381	345,135
June 1 - June 30, 2021
Employee Transactions	-	$-	-
Repurchase Plan	70,722	$24.87	70,722	274,413

(1) As of June 30, 2021, there are 274,413 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced in April 2021. There was no stated expiration date. The plan authorized the repurchase of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 12, 2021	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)