Form 10-Q
period 2021-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2021-11-08
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the Registrant had outstanding 7,574,235 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands)	2021	2020
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$59,430	$79,169
Time deposits in other financial institutions	350	350
Cash and cash equivalents	59,780	79,519

Equity securities at fair value (Note 2)	8,419	2,896
Securities available for sale (Note 2)	1,028,115	574,787
Federal Home Loan Bank stock	3,824	3,824
Federal Reserve Bank stock	4,180	4,180
Loans held for sale	7,505	12,921
Loans to other financial institutions	38,728	35,209
Loans (Note 3)	988,357	1,069,668
Allowance for loan losses (Note 3)	(7,755)	(7,593)
Loans, net	980,602	1,062,075

Premises and equipment, net	30,014	29,489
Other real estate owned, net	162	266
Cash value of life insurance policies	33,322	32,751
Goodwill	59,946	60,506
Core deposit intangible	4,264	5,269
Other assets	18,319	15,650
Total assets	$2,277,180	$1,919,342

Liabilities
Deposits – noninterest-bearing	$543,165	$477,654
Deposits – interest-bearing	1,468,985	1,196,924
Total deposits	2,012,150	1,674,578
Borrowings	-	9,327
Subordinated debentures	34,956	3,089
Other liabilities	5,019	5,080
Total liabilities	2,052,125	1,692,074

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,591,221 at September 30, 2021 and 7,796,352 at December 31, 2020	173,888	178,750
Retained earnings	49,198	37,490
Accumulated other comprehensive income, net	1,969	11,028
Total shareholders’ equity	225,055	227,268
Total liabilities and shareholders’ equity	$2,277,180	$1,919,342

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$12,408	$13,047	$36,655	$34,110
Securities:
Taxable	2,821	1,150	7,073	4,564
Tax exempt	1,459	914	4,002	1,760
Other	38	40	70	241
Total interest income	16,726	15,151	47,800	40,675

Interest expense
Deposits	837	946	2,556	3,229
Advances from Federal Home Loan Bank	18	1	21	218
Other	171	142	327	149
Total interest expense	1,026	1,089	2,904	3,596

Net interest income	15,700	14,062	44,896	37,079
Provision for loan losses	-	1,225	416	3,000
Net interest income after provision for loan losses	15,700	12,837	44,480	34,079

Noninterest income
Customer service charges	2,255	2,059	6,309	5,306
Insurance and investment commissions	153	137	624	416
Gains on sales of loans	1,798	3,617	5,715	8,356
Net gains (losses) on sales of securities	-	(35)	3	1,308
Earnings on life insurance policies	194	193	570	577
Trust income	187	197	612	569
Change in market value of equity securities	(28)	(238)	461	(184)
Other	159	396	756	661
Total noninterest income	4,718	6,326	15,050	17,009

Noninterest expense
Salaries and benefits	7,552	8,058	21,719	19,545
Occupancy and equipment	1,538	1,556	4,591	4,185
Data processing	1,471	1,585	4,573	4,637
Professional fees	754	1,221	2,426	2,897
Supplies and postage	171	178	395	685
Advertising and promotional	183	148	535	440
Intangible amortization	346	395	1,005	1,102
FDIC insurance	225	154	533	291
Other	1,266	1,254	3,386	3,333
Total noninterest expense	13,506	14,549	39,163	37,115

Income before income tax	6,912	4,614	20,367	13,973
Income tax expense	1,163	785	3,337	2,460

Net income	$5,749	$3,829	$17,029	$11,513

Basic earnings per share (Note 4)	$0.75	$0.49	$2.20	$1.55
Diluted earnings per share (Note 4)	$0.75	$0.49	$2.20	$1.55
Dividends declared per share	$0.25	$0.20	$0.69	$0.60

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2021	2020	2021	2020
Net income	$5,749	$3,829	$17,029	$11,513

Other comprehensive income:
Changes in net unrealized gains on investment securities available for sale, net of tax (benefit)/expense of ($1,296) and $616 for the three months ended September 30, 2021 and September 30, 2020, respectively. Changes in net unrealized gains (losses) on investment securities available for sale, net of tax (benefit)/expense of ($2,407) and $2,346 for the nine months ended September 30, 2021 and September 30, 2020, respectively.	(4,877)	2,316	(9,057)	8,825

Reclassification adjustment for realized (gain) loss on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $0 and ($7) for the three months ended September 30, 2021 and September 30, 2020, respectively. Reclassification adjustment for realized gain on sale of investment securities available for sale included in net income, net of tax expense of $1 and $275 for the nine months ended September 30, 2021 and September 30, 2020, respectively.	-	28	(2)	(1,033)

Other comprehensive income (loss), net of tax	(4,877)	2,343	(9,059)	7,791

Comprehensive income	$872	$6,173	$7,971	$19,305

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2020	7,261,605	$162,862	$32,835	$6,926	$202,623

Net income			3,829		3,829
Other comprehensive income				2,343	2,343
Shares issued	5,169	143			143
Effect of employee stock purchases		4			4
Stock options exercised and issued (1)	231				-
Stock-based compensation expense		48			48
Merger with Community Shores Bank Corporation	524,055	15,493			15,493
Cash dividends declared ($0.20 per share)			(1,558)		(1,558)

Balance, September 30, 2020	7,791,060	$178,550	$35,106	$9,269	$222,925

Balance, July 1, 2021	7,692,537	$176,323	$45,352	$6,846	$228,521

Net income			5,749		5,749
Other comprehensive income				(4,877)	(4,877)
Shares issued	5,924	139			139
Effect of employee stock purchases		6			6
Stock-based compensation expense		84			84
Shares repurchased	(107,240)	(2,664)			(2,664)
Cash dividends declared ($0.25 per share)			(1,903)		(1,903)

Balance, September 30, 2021	7,591,221	$173,888	$49,198	$1,969	$225,055

(1) The amount shown represents the number of shares issued upon exercise of options, net of shares withheld for payment of certain taxes.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			11,513		11,513
Other comprehensive income				7,791	7,791
Shares issued	14,291	304			304
Effect of employee stock purchases		11			11
Stock options exercised and issued (1)	7,261	9			9
Stock-based compensation expense		123			123
Restricted stock units issued	365				-
Merger with Community Shores Bank Corporation	524,055	15,494			15,494
Cash dividends declared ($0.60 per share)			(4,459)		(4,459)

Balance, September 30, 2020	7,791,060	$178,551	$35,106	$9,269	$222,925

Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			17,029		17,029
Other comprehensive income				(9,059)	(9,059)
Shares issued	17,810	420			420
Effect of employee stock purchases		19			19
Stock-based compensation expense		260			260
Shares repurchased	(222,941)	(5,561)			(5,561)
Cash dividends declared ($0.69 per share)			(5,322)		(5,322)

Balance, September 30, 2021	7,591,221	$173,888	$49,198	$1,969	$225,055

(1) The amount shown represents the number of shares issued upon exercise of options, net of shares withheld for payment of certain taxes.

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$17,029	$11,513
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	416	3,000
Depreciation	1,949	2,026
Amortization	6,989	3,377
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	596	337
Net gains on sales of securities	(3)	(1,308)
Net change in market value of equity securities	(461)	184
Gains on sales of loans	(5,715)	(8,356)
Loans originated for sale	(162,579)	(277,281)
Proceeds from loan sales	171,882	251,554
Earnings on bank-owned life insurance	(570)	(577)
(Gains)/losses on sales of other real estate owned	(4)	7
Proceeds from sales of other real estate owned	407	983
Costs capitalized to other real estate	-	(19)
Deferred federal income tax (benefit)/expense	634	(1,257)
Net change in:
Other assets	(2,805)	(4,323)
Other liabilities	1,797	(116)
Net cash provided by (used in) operating activities	29,562	(20,256)

Cash flows from investing activities:
Sales of securities available for sale	-	121,944
Maturities, prepayments and calls of securities available for sale	39,772	37,587
Purchases of securities available for sale	(514,204)	(183,109)
Loan originations and payments, net	78,067	(108,485)
Additions to premises and equipment	(2,193)	(1,552)
Cash received from merger with Community Shores Bank Corporation,
net of cash paid	-	35,636
Net cash (used in) investing activities	(398,558)	(97,979)

Cash flows from financing activities:
Net change in deposits	337,572	203,937
Proceeds from borrowings	34,291	10,000
Payments on borrowings and subordinated debentures	(11,827)	(33,028)
Issuance of common stock	104	110
Repurchase of common stock	(5,561)	-
Cash dividends	(5,322)	(4,459)
Net cash provided by financing activities	349,257	176,560

Net change in cash and cash equivalents	(19,739)	58,325
Beginning cash and cash equivalents	79,519	59,558

Ending cash and cash equivalents	$59,780	$117,883

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,885	$3,778
Cash paid for income taxes	2,501	3,608
Loans transferred to other real estate owned	298	372

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

For additional details regarding the merger with Community Shores and the merger of County Bank Corp. ("County") with and into ChoiceOne, see Note 8 (Business Combinations) to the interim consolidated financial statements.

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, the Consolidated Statements of Income for the three and nine month periods ended September 30, 2021 and September 30, 2020, the Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2021 and September 30, 2020, the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine month periods ended September 30, 2021 and September 30, 2020, and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and September 30, 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Loans to Other Financial Institutions

ChoiceOne Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including ChoiceOne Bank’s participating interest. If the advance (in which ChoiceOne Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker.  The participating interests are held by 11 different mortgage bankers, with the largest creditor outstanding representing 17% of the total at September 30, 2021.

Credit risk associated with the participating interest is measured as an allowance for loan losses when necessary. Losses are charged off against the allowance when incurred and recoveries of loan charge-offs are recorded when received. At least quarterly, ChoiceOne Bank reviews the portfolios of participating interests for potential losses including any participating interest that is outstanding over 90 days (even if the advance and participating interest is current).  Loans to other financial institutions are excluded from the loans described in Note 3 to the interim consolidated financial statements.  At September 30, 2021, there were no participating interests outstanding over 30 days.  At December 31, 2020, 26 of the 218 participating interests with principal balances totaling $7.9 million had balances outstanding over 30 days.  During the first nine months of 2020 and 2021, there were no losses or charge-offs of participating interests.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses inherent in the consolidated loan portfolio. Management’s evaluation of the adequacy of the allowance for loan losses is an estimate based on known and inherent risks in the portfolio, past loan loss experience, information about specific borrower situations and estimated collateral values, economic conditions and other relevant factors (including both qualitative and quantitative factors).  Allocations of the allowance may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the a loan balance is uncollectible. Management continues its collection efforts on previously charged-off loan balances and applies recoveries as additions to the allowance for loan losses.

The allowance for loan losses consists of specific allocations for loans that are classified as impaired and pooled allocations for groups of homogeneous loans that are not impaired.  A loan is considered impaired when, based on current information and events, management beleives it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement or if the loan is classified as a troubled debt restructuring. Loans for which the terms have been modified and a concession has been made, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Groups of homogeneous loans receive allowance allocations based on historical loss experienced over a selected period.

Management believes the accounting estimate related to the allowance for loan losses is a “critical accounting estimate” because (1) the estimate is highly susceptible to change from period to period because of assumptions concerning the changes in the types and volumes of the portfolios and economic conditions and (2) the impact of recognizing an impairment or loan loss could have a material effect on ChoiceOne’s assets reported on its balance sheet and its net income.

Stock Transactions

A total of 13,092 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $348,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2021. A total of 4,718 shares for a cash price of $104,000 were issued under the Employee Stock Purchase Plan in the first nine months of 2021.  ChoiceOne repurchased approximately 223,000 shares for $5.6 million, or a weighted average all-in cost per share of $24.94, during the first nine months of 2021. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted.

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

Management performed its annual qualitative assessment of goodwill as of  June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of the COVID-19 pandemic on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and  may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from  November 30, 2020 to  June 30, 2021, ChoiceOne's financial performance remained positive. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of ChoiceOne’s operations, from a qualitative perspective, exceeded the carrying value as of  June 30, 2021 and impairment of goodwill was not necessary.

ChoiceOne’s stock price per share was less than its book value as of September 30, 2021.  This indicated that goodwill may be impaired and resulted in management performing another qualitative goodwill impairment assessment as of the end of the third quarter of 2021.  As a result of the analysis, management concluded that it was more-likely-than-not that the fair value of the reporting unit was greater than the carrying value.  This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, revenue in the first nine months of 2021 reflected significant and continuing growth in ChoiceOne's interest income, as well as net Small Business Administration fees related to Paycheck Protection Program loans.  Based on the results of the qualitative analysis, management believed that a quantitative analysis was not necessary as of September 30, 2021.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

September 30, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,898	$600	$(79)	$8,419

December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,836	$60	$-	$2,896

The fair value of securities available for sale and the related unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,002	$18	$-	$2,020
U.S. Treasury notes and bonds	93,381	58	(653)	92,786
State and municipal	488,858	10,584	(2,704)	496,738
Mortgage-backed	411,376	1,207	(5,887)	406,696
Corporate	13,107	31	(125)	13,013
Asset-backed securities	16,897	3	(38)	16,862
Total	$1,025,621	$11,901	$(9,407)	$1,028,115

	December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,007	$44	$-	$2,051
U.S. Treasury notes and bonds	1,996	60	-	2,056
State and municipal	307,201	13,191	(24)	320,368
Mortgage-backed	246,085	1,510	(872)	246,723
Corporate	3,539	51	(1)	3,589
Total	$560,828	$14,856	$(897)	$574,787

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and nine months ended September 30, 2021 or in the same periods in2020. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of September 30, 2021, the fair value of securities as of September 30, 2021 and December 31, 2020, and the weighted average yields of securities as of September 30, 2021.  Callable securities in the money are presumed called and matured at the callable date.

	Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,	Fair Value at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2021	2020

U.S. Government and federal agency	$2,020	$-	$-	$-	$2,020	$2,051
U.S. Treasury notes and bonds	2,033	-	90,753	-	92,786	2,056
State and municipal	18,807	58,342	337,206	82,383	496,738	320,368
Corporate	507	828	10,678	1,000	13,013	3,589
Asset-backed securities	-	12,691	4,171	-	16,862	-
Total debt securities	23,367	71,861	442,808	83,383	621,419	328,064

Mortgage-backed securities	17,061	148,397	240,579	659	406,696	246,723
Equity securities	-	1,000	-	7,419	8,419	2,896
Total	$40,428	$221,258	$683,387	$91,461	$1,036,534	$577,683

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.98%	-%	-%	-%	1.98%
U.S. Treasury notes and bonds	1.85	-	1.16	-	1.18
State and municipal	2.80	2.86	2.50	2.33	2.52
Corporate	2.50	3.50	2.80	3.75	2.90
Asset-backed securities	-	0.64	0.76	-	0.67
Mortgage-backed securities	1.69	1.58	1.38	2.90	1.47
Equity securities	-	3.69	-	-	0.44

Following is information regarding unrealized gains and losses on equity securities for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net gains and (losses) recognized during the period	$(28)	$(238)	$461	$(184)
Less: Net gains and (losses) recognized during the period on securities sold	-	-	-	-

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(28)	$(238)	$461	$(184)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2021
Beginning balance	$374	$1,523	$243	$4,377	$74	$860	$499	$7,950
Charge-offs	-	(96)	(98)	(63)	-	-	-	(257)
Recoveries	-	7	54	-	-	1	-	62
Provision	144	168	33	(154)	39	80	(310)	-
Ending balance	$518	$1,602	$232	$4,160	$113	$941	$189	$7,755

Allowance for Loan Losses Nine Months Ended September 30, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	-	(195)	(244)	(111)	-	-	-	(550)
Recoveries	-	80	168	43	-	5	-	296
Provision	261	390	(9)	50	16	(364)	72	416
Ending balance	$518	$1,602	$232	$4,160	$113	$941	$189	$7,755

Individually evaluated for impairment	$124	$174	$-	$8	$-	$177	$-	$483

Collectively evaluated for impairment	$394	$1,428	$232	$4,152	$113	$764	$189	$7,272

Loans
September 30, 2021
Individually evaluated for impairment	$3,051	$296	$-	$418	$-	$2,191		$5,956
Collectively evaluated for impairment	60,394	211,695	33,793	474,425	18,238	165,913		964,458
Acquired with deteriorated credit quality	-	5,251	13	10,489	-	2,190		17,943
Ending balance	$63,445	$217,242	$33,806	$485,332	$18,238	$170,294		$988,357

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2020
Beginning balance	$252	$1,398	$243	$2,833	$79	$945	$-	$5,750
Charge-offs	-	(29)	(58)	(255)	-	(1)	-	(343)
Recoveries	-	1	46	4	-	2	-	53
Provision	17	(285)	48	961	31	122	331	1,225
Ending balance	$269	$1,085	$279	$3,543	$110	$1,068	$331	$6,685

Allowance for Loan Losses Nine Months Ended September 30, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	-	(46)	(242)	(255)	-	(8)	-	(551)
Recoveries	-	2	156	4	-	17	-	179
Provision	(202)	474	95	2,131	34	419	49	3,000
Ending balance	$269	$1,085	$279	$3,543	$110	$1,068	$331	$6,685

Individually evaluated for impairment	$-	$1	$1	$13	$-	$218	$-	$233

Collectively evaluated for impairment	$269	$1,084	$278	$3,530	$110	$850	$331	$6,452

Loans
September 30, 2020
Individually evaluated for impairment	$373	$345	$19	$2,149	$-	$2,203		$5,089
Collectively evaluated for impairment	53,130	297,886	34,104	449,041	16,489	199,930		1,050,580
Acquired with deteriorated credit quality	-	7,889	30	12,116	-	3,092		23,127
Ending balance	$53,503	$306,120	$34,153	$463,306	$16,489	$205,225		$1,078,796

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2020
Individually evaluated for impairment	$-	$19	$1	$157	$-	$254	$-	$431

Collectively evaluated for impairment	$257	$1,308	$316	$4,021	$97	$1,046	$117	$7,162

Loans
December 31, 2020
Individually evaluated for impairment	$348	$1,663	$8	$3,032	$80	$2,720		$7,851
Collectively evaluated for impairment	53,387	295,154	33,982	453,681	16,559	186,982		1,039,745
Acquired with deteriorated credit quality	-	6,710	24	12,534	-	2,804		22,072
Ending balance	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506		$1,069,668

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

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Pass	$60,042	$50,185	$214,493	$294,614	$477,227	$453,080
Special Mention	352	3,202	1,133	4,101	2,105	6,006
Substandard	3,051	348	1,320	4,812	5,758	8,925
Doubtful	-	-	296	-	242	1,236
	$63,445	$53,735	$217,242	$303,527	$485,332	$469,247

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020	2021	2020
Performing	$33,806	$34,006	$18,238	$16,559	$169,443	$191,125
Nonperforming	-	-	-	-	-	-
Nonaccrual	-	8	-	80	851	1,381
	$33,806	$34,014	$18,238	$16,639	$170,294	$192,506

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and nine months ended September 30, 2021 and September 30, 2020.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	6	$2,210	$2,210
Commercial Real Estate	1	493	493	2	931	931
Total	1	$493	$493	8	$3,141	$3,141

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	1	$67	$67
Commercial Real Estate	-	-	-	2	1,666	1,666
Total	-	$-	$-	3	$1,733	$1,733

There were no TDRs as of September 30, 2021 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and nine months ended September 30, 2021, which loans had been modified and classified as TDRs during the year prior to the default.  The following schedule provides information on TDRs as of September 30, 2020 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and nine months ended September 30, 2020, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Agricultural	1	$67	1	$67
Commercial Real Estate	2	1,666	2	1,666
Total	3	$1,733	3	$1,733

In  March of 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   Further, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, followed by a revised statement on April 7, 2020, providing in part that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. As a result of the pandemic, ChoiceOne provided a modification program to borrowers that included certain concessions such as interest only payments or payment deferrals. As of September 30, 2021, all deferments had resumed payments in accordance with loan terms.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2021
With no related allowance recorded
Agricultural	$341	$434	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	242	242	-
Residential real estate	171	175	-
Subtotal	754	851	-
With an allowance recorded
Agricultural	2,710	2,709	124
Commercial and industrial	296	312	174
Consumer	-	-	-
Construction real estate	-	176	-
Commercial real estate	176	-	8
Residential real estate	2,020	2,075	177
Subtotal	5,202	5,272	483
Total
Agricultural	3,051	3,143	124
Commercial and industrial	296	312	174
Consumer	-	-	-
Construction real estate	-	176	-
Commercial real estate	418	242	8
Residential real estate	2,191	2,250	177
Total	$5,956	$6,123	$483

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2020
With no related allowance recorded
Agricultural	$348	$434	$-
Commercial and industrial	1,516	1,629	-
Consumer	-	-	-
Construction real estate	80	80	-
Commercial real estate	1,852	2,664	-
Residential real estate	162	162	-
Subtotal	3,958	4,969	-
With an allowance recorded
Agricultural	-	-	-
Commercial and industrial	147	147	19
Consumer	8	8	1
Construction real estate	-	-	-
Commercial real estate	1,180	1,180	157
Residential real estate	2,558	2,651	254
Subtotal	3,893	3,986	431
Total
Agricultural	348	434	-
Commercial and industrial	1,663	1,776	19
Consumer	9	8	1
Construction real estate	80	80	-
Commercial real estate	3,031	3,844	157
Residential real estate	2,720	2,813	254
Total	$7,851	$8,955	$431

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine month periods ended September 30, 2021 and 2020:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2021
With no related allowance recorded
Agricultural	$989	$-
Commercial and industrial	-	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	507	2
Residential real estate	320	-
Subtotal	1,816	2
With an allowance recorded
Agricultural	2,119	36
Commercial and industrial	240	2
Consumer	-	-
Construction real estate	-	-
Commercial real estate	272	2
Residential real estate	1,943	14
Subtotal	4,574	54
Total
Agricultural	3,108	36
Commercial and industrial	240	2
Consumer	-	-
Construction real estate	-	-
Commercial real estate	779	4
Residential real estate	2,263	14
Total	$6,390	$56

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2020
With no related allowance recorded
Agricultural	$376	$-
Commercial and industrial	142	-
Consumer	2	-
Construction real estate	-	-
Commercial real estate	929	3
Residential real estate	109	1
Subtotal	1,558	4
With an allowance recorded
Agricultural	-	-
Commercial and industrial	191	-
Consumer	20	-
Construction real estate	-	-
Commercial real estate	1,268	4
Residential real estate	2,163	17
Subtotal	3,642	21
Total
Agricultural	376	-
Commercial and industrial	333	-
Consumer	22	-
Construction real estate	-	-
Commercial real estate	2,197	7
Residential real estate	2,272	18
Total	$5,200	$25

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2021
With no related allowance recorded
Agricultural	$669	$52
Commercial and industrial	745	-
Consumer	-	-
Construction real estate	20	-
Commercial real estate	1,372	34
Residential real estate	243	-
Subtotal	3,049	86
With an allowance recorded
Agricultural	1,766	71
Commercial and industrial	198	3
Consumer	2	-
Construction real estate	-	-
Commercial real estate	525	8
Residential real estate	2,215	47
Subtotal	4,706	129
Total
Agricultural	2,435	123
Commercial and industrial	943	3
Consumer	2	-
Construction real estate	20	-
Commercial real estate	1,897	42
Residential real estate	2,458	47
Total	$7,755	$215

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2020
With no related allowance recorded
Agricultural	$324	$-
Commercial and industrial	201	-
Consumer	1	-
Construction real estate	-	-
Commercial real estate	1,405	11
Residential real estate	84	5
Subtotal	2,015	16
With an allowance recorded
Agricultural	190	-
Commercial and industrial	102	-
Consumer	18	-
Construction real estate	-	-
Commercial real estate	826	16
Residential real estate	2,273	71
Subtotal	3,409	87
Total
Agricultural	514	-
Commercial and industrial	303	-
Consumer	19	-
Construction real estate	-	-
Commercial real estate	2,231	27
Residential real estate	2,357	76
Total	$5,424	$103

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2021
Agricultural	$-	$-	$-	$-	$63,445	$63,445	$-
Commercial and industrial	83	305	296	684	216,558	217,242	-
Consumer	5	-	-	5	33,801	33,806	-
Commercial real estate	94	-	243	337	484,995	485,332	-
Construction real estate	-	-	-	-	18,238	18,238	-
Residential real estate	12	276	182	470	169,824	170,294	-
	$194	$581	$721	$1,496	$986,861	$988,357	$-

December 31, 2020
Agricultural	$-	$-	$-	$-	$53,735	$53,735	$-
Commercial and industrial	-	109	515	624	302,903	303,527	-
Consumer	39	-	-	39	33,975	34,014	-
Commercial real estate	532	44	1,744	2,320	466,927	469,247	-
Construction real estate	1,076	180	80	1,336	15,303	16,639	-
Residential real estate	1,563	256	352	2,171	190,335	192,506	-
	$3,210	$589	$2,691	$6,490	$1,063,178	$1,069,668	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Agricultural	$342	$348
Commercial and industrial	296	1,802
Consumer	-	8
Commercial real estate	242	3,088
Construction real estate	-	80
Residential real estate	851	1,381
	$1,731	$6,707

The table below details the outstanding balances of the County Bank Corp. acquired loan portfolio and the acquisition fair value adjustments at acquisition date of October 1, 2019 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,894)	(2,079)
Carrying balance at acquisition date	$4,616	$385,500	$390,116

The table below presents a roll forward of the accretable yield on County Bank Corp. acquired loan portfolio for the year ended December 31, 2020 and the nine months ended September 30, 2021 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$185	$1,819	$2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance, December 31, 2020	135	1,524	1,659
Accretion January 1, 2021 through September 30, 2021	-	(233)	(233)
Transfer from non-accretable to accretable yield	400	-	400
Balance, September 30, 2021	$535	$1,291	$1,826

The table below details the outstanding balances of the Community Shores Bank Corporation acquired loan portfolio and the acquisition fair value adjustments at acquisition date of July 1, 2020 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$20,491	$158,495	$178,986
Nonaccretable difference	(2,719)	-	(2,719)
Expected cash flows	17,772	158,495	176,267
Accretable yield	(869)	(596)	(1,465)
Carrying balance at acquisition date	$16,903	$157,899	$174,802

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the year ended December 31, 2020 and the nine months ended September 30, 2021 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, December 31, 2020	843	455	1,298
Accretion January 1, 2021 through September 30, 2021	(298)	(258)	(556)
Balance, September 30, 2021	$545	$197	$742

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2021	2020	2021	2020
Basic
Net income	$5,749	$3,829	$17,029	$11,513

Weighted average common shares outstanding	7,621,423	7,783,005	7,730,135	7,429,765

Basic earnings per common shares	$0.75	$0.49	$2.20	$1.55

Diluted
Net income	$5,749	$3,829	$17,029	$11,513

Weighted average common shares outstanding	7,621,423	7,783,005	7,730,135	7,429,765
Plus dilutive stock options and restricted stock units	12,644	7,460	13,766	7,888

Weighted average common shares outstanding and potentially dilutive shares	7,634,067	7,790,465	7,743,901	7,437,653

Diluted earnings per common share	$0.75	$0.49	$2.20	$1.55

There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three and nine months ended  September 30, 2021.  There were no stock options that were considered to be anti-dilutive to earnings per share for the three and nine months ended September 30, 2020.  There were no restricted stock units that were considered anti-dilutive to earnings per share during either the three months or nine months ended September 30, 2021 or September 30, 2020.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Assets
Cash and cash equivalents	$59,780	$59,780	$59,780	$-	$-
Equity securities at fair value	8,419	8,419	6,723	-	1,696
Securities available for sale	1,028,115	1,028,115	-	1,009,082	19,033
Federal Home Loan Bank and Federal
Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	7,505	7,730	-	7,730	-
Loans to other financial institutions	38,728	38,728	-	38,728	-
Loans, net	980,602	978,685	-	-	978,685
Accrued interest receivable	8,969	8,969	-	8,969	-
Interest rate lock commitments	438	438	-	438	-

Liabilities
Noninterest-bearing deposits	543,165	543,165	-	543,165	-
Interest-bearing deposits	1,468,985	1,469,300	-	1,469,300	-
Subordinated debentures	34,956	34,415	-	34,415	-
Accrued interest payable	202	202	-	202	-

December 31, 2020
Assets
Cash and due from banks	$79,519	$79,519	$79,519	$-	$-
Equity securities at fair value	2,896	2,896	1,411	-	1,485
Securities available for sale	574,787	574,787	-	563,364	11,423
Federal Home Loan Bank and Federal
Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	12,921	13,350	-	13,350	-
Loans to other financial institutions	35,209	35,209	-	35,209	-
Loans, net	1,062,075	1,057,786	-	-	1,057,786
Accrued interest receivable	6,521	6,521	-	6,521	-
Interest rate lock commitments	842	842	-	842	-

Liabilities
Noninterest-bearing deposits	477,654	477,654	-	477,654	-
Interest-bearing deposits	1,196,924	1,197,964	-	1,197,964	-
Borrowings	9,327	9,143	-	9,143	-
Subordinated debentures	3,089	3,089	-	3,089	-
Accrued interest payable	183	183	-	183	-

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

There were no liabilities measured at fair value as of September 30, 2021 or December 31, 2020. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2021
Equity securities	$6,723	$-	$1,696	$8,419

Investment Securities, Available for Sale - September 30, 2021
U. S. Government and federal agency	$-	$2,020	$-	$2,020
U. S. Treasury notes and bonds	-	92,786	-	92,786
State and municipal	-	478,705	18,033	496,738
Mortgage-backed	-	406,696	-	406,696
Corporate	-	12,013	1,000	13,013
Asset-backed securities	-	16,862	-	16,862
Total	$-	$1,009,082	$19,033	$1,028,115

Equity Securities Held at Fair Value - December 31, 2020
Equity securities	$1,411	$-	$1,485	$2,896

Investment Securities, Available for Sale - December 31, 2020
U. S. Government and federal agency	$-	$2,051	$-	$2,051
U. S. Treasury notes and bonds	-	2,056	-	2,056
State and municipal	-	309,945	10,423	320,368
Mortgage-backed	-	246,723	-	246,723
Corporate	-	2,589	1,000	3,589
Total	$-	$563,364	$11,423	$574,787

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2021	2020
Equity Securities Held at Fair Value
Balance, January 1	$1,485	$1,472
Total realized and unrealized gains included in noninterest income	(51)	8
Net purchases, sales, calls, and maturities	262	-
Net transfers into Level 3	-	-
Balance, September 30	$1,696	$1,480

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held
at September 30	$(51)	$8

Investment Securities, Available for Sale
Balance, January 1	$11,423	$12,367
Total unrealized gains included in other comprehensive income	(369)	452
Net purchases, sales, calls, and maturities	7,979	(1,506)
Net transfers into Level 3	-	-
Balance, September 30	$19,033	$11,313

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held
at September 30	$(366)	$477

Of the available for sale Level 3 assets that were held by ChoiceOne at September 30, 2021, the net unrealized gain as of September 30, 2021 was $420,000, which was recognized in accumulated other comprehensive income in the consolidated balance sheet.

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

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2021	$5,956	$-	$-	$5,956
December 31, 2020	$7,851	$-	$-	$7,851

Other Real Estate
September 30, 2021	$162	$-	$-	$162
December 31, 2020	$266	$-	$-	$266

Mortgage Loan Servicing Rights
September 30, 2021	$4,556	$-	$-	$4,556
December 31, 2020	$3,967	$-	$-	$3,967

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020

Service charges and fees on deposit accounts	$977	$842	$2,585	$2,498
Interchange income	1,278	1,217	3,724	2,808
Investment commission income	153	123	624	384
Trust fee income	187	197	612	569
Other charges and fees for customer services	153	111	458	342
Noninterest income from contracts with customers within the scope of ASC 606	2,748	2,490	8,003	6,601
Noninterest income within the scope of other GAAP topics	1,970	3,835	7,047	10,408
Total noninterest income	$4,718	$6,326	$15,050	$17,009

NOTE 8 – BUSINESS COMBINATIONS

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

RESULTS OF OPERATIONS

Net income for the third quarter of 2021 was $5,749,000, which represented an increase of $1,920,000 or 50% compared to the third quarter of 2020.  Basic and diluted earnings per common share were $0.75 for the third quarter of 2021 compared to $0.49 for the third quarter of the prior year.  Net income for the first nine months of 2021 was $17,029,000 or $2.20 per diluted share, compared to $11,513,000 or $1.55 per diluted share in the first nine months of 2020.  Growth in net income in the first nine months of 2021 compared to the same period in the prior year resulted in part from the effects of the Coronavirus Aid, Relief, and Economic Security ("CARES") Act and Paycheck Protection Program ("PPP") fees and deposit dollars resulting from the CARES Act.  The merger with Community Shores Bank Corporation ("Community Shores") that was effective on July 1, 2020 also had an impact on ChoiceOne's financial results. There were no merger expenses in the first nine months of 2021.  Net income for the third quarter and first nine months of 2020, excluding $1,423,000 and $2,167,000 of tax-effected merger expenses, respectively was $5,252,000 or $0.67 per diluted share and $13,680,000 or $1.84 per diluted share, respectively.

The return on average assets and return on average shareholders’ equity were 1.08% and 10.01%, respectively, for the first nine months of 2021, compared to 0.87% and 7.50%, respectively, for the same period in 2020.

Net income and diluted earnings per share excluding tax-effected merger-related expenses are non-GAAP financial measures.  Please refer to the section below titled “Non-GAAP Financial Measures” for a reconciliation to the most directly comparable GAAP financial measures.

Private Placement Subordinated Debt Offering

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  ChoiceOne intends to use net proceeds of the private placement for general corporate purposes, including support for organic growth plans, possible redemption of senior debt, common stock repurchases, and support for bank-level capital ratios.

During the third quarter of 2021, ChoiceOne used a portion of the proceeds from this private placement to pay off $2.6 million of other outstanding debt and an additional $5.0 million of proceeds was downstreamed to the Bank.  The notes will initially bear interest at a fixed interest rate of 3.25% per annum until September 3, 2026, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (SOFR) plus 255 basis points until the notes’ maturity on September 3, 2031. The notes are redeemable by ChoiceOne, in whole or in part, on or after September 3, 2026, and at any time upon the occurrence of certain events. The notes have been structured to qualify as Tier 2 capital for ChoiceOne for regulatory capital purposes.

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

The COVID-19 Pandemic

Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by the COVID-19 pandemic.  ChoiceOne granted deferrals on numerous loans to borrowers affected by the pandemic; however, as of September 30, 2021, all deferments had resumed payments in accordance with loan terms.

In addition, ChoiceOne processed over $126 million in PPP loans in 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores.  ChoiceOne originated $89.1 million in PPP loans in the first nine months of 2021.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are recognized into interest income.  In the third quarter and first nine months of 2021, $48.7 million and $164.5 million of PPP loans were forgiven resulting in $1.6 million and $4.0 million of fee income, respectively.  $2.4 million in PPP fee income remained deferred as of September 30, 2021.  $61.2 million in PPP loans remain on ChoiceOne's balance sheet at September 30, 2021.

Dividends

Cash dividends of $1,903,000 or $0.25 per share were declared in the third quarter of 2021, compared to $1,558,000 or $0.20 per share declared in the third quarter of 2020.  Cash dividends declared in the first nine months of 2021 were $5,322,000 or $0.69 per share, compared to $4,459,000 or $0.60 per share in the prior year.  The cash dividend payout percentage was 31% for the first nine months of 2021, compared to 39% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and nine month periods ended September 30, 2021 and 2020.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)	$1,021,326	$12,412	4.86%	$1,139,634	$13,052	4.58%
Taxable securities (2)	641,430	2,821	1.76	214,382	1,149	2.14
Nontaxable securities (1)	281,223	1,850	2.63	158,982	1,159	2.92
Other	106,831	38	0.14	125,991	40	0.13
Interest-earning assets	2,050,810	17,121	3.34	1,638,989	15,400	3.76
Noninterest-earning assets	183,418			200,062
Total assets	$2,234,228			$1,839,051

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$850,963	$485	0.23%	$626,920	$428	0.27%
Savings deposits	407,765	144	0.14	306,198	116	0.15
Certificates of deposit	183,103	208	0.45	194,967	402	0.83
Borrowings	2,667	38	5.70	10,176	80	3.14
Subordinated debentures	9,154	151	6.60	3,064	63	8.22
Interest-bearing liabilities	1,453,652	1,026	0.28	1,141,325	1,089	0.38
Demand deposits	545,251			467,709
Other noninterest-bearing liabilities	5,956			7,415
Total liabilities	2,004,859			1,616,449
Shareholders' equity	229,369			222,602
Total liabilities and shareholders' equity	$2,234,228			$1,839,051

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,095			$14,311

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.06%			3.38%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,095			$14,311
Adjustment for taxable equivalent interest		(395)			(249)
Net interest income (GAAP)		$15,700			$14,062
Net interest margin (GAAP)			3.14%			3.49%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.

	Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)	$1,047,326	$36,666	4.67%	$973,334	$34,125	4.67%
Taxable securities (2)	542,216	7,073	1.74	267,577	4,563	2.27
Nontaxable securities (1)	253,565	5,070	2.67	97,076	2,231	3.06
Other	81,912	70	0.11	69,061	241	0.46
Interest-earning assets	1,925,019	48,879	3.39	1,407,048	41,160	3.90
Noninterest-earning assets	180,522			349,281
Total assets	$2,105,541			$1,756,329

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$772,950	$1,379	0.24%	$550,385	$1,409	0.34%
Savings deposits	385,160	391	0.14	247,485	181	0.10
Certificates of deposit	187,873	786	0.56	180,762	1,639	1.21
Borrowings	4,608	95	2.76	22,947	304	1.77
Subordinated debentures	5,147	253	6.55	1,021	63	8.23
Interest-bearing liabilities	1,355,738	2,904	0.29	1,002,600	3,596	0.48
Demand deposits	518,327			370,032
Other noninterest-bearing liabilities	4,745			179,033
Total liabilities	1,878,810			1,551,665
Shareholders' equity	226,731			204,664
Total liabilities and shareholders' equity	$2,105,541			$1,756,329

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$45,975			$37,564

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.10%			3.42%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$45,975			$37,564
Adjustment for taxable equivalent interest		(1,079)			(485)
Net interest income (GAAP)		$44,896			$37,079
Net interest margin (GAAP)			3.18%			3.56%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2021 Over 2020
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(640)	$(4,428)	$3,788
Taxable securities	1,672	3,034	(1,362)
Nontaxable securities (2)	691	1,427	(736)
Other	(2)	(22)	20
Net change in interest income	1,721	11	1,710

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	57	407	(350)
Savings deposits	28	69	(41)
Certificates of deposit	(194)	(23)	(171)
Borrowings	(42)	(267)	225
Subordinated debentures	88	170	(82)
Net change in interest expense	(63)	356	(419)
Net change in tax-equivalent net interest income	$1,784	$(345)	$2,129

	Nine Months Ended September 30,
(Dollars in thousands)	2021 Over 2020
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$2,541	$2,567	$(26)
Taxable securities	2,510	4,358	(1,848)
Nontaxable securities (2)	2,839	3,337	(498)
Other	(171)	61	(232)
Net change in interest income	7,719	10,323	(2,604)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(30)	628	(658)
Savings deposits	210	128	82
Certificates of deposit	(853)	103	(956)
Borrowings	(209)	(390)	181
Subordinated debentures	190	214	(24)
Net change in interest expense	(692)	683	(1,375)
Net change in tax-equivalent net interest income	$8,411	$9,640	$(1,229)

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

Net Interest Income

Tax-equivalent net interest income increased $1.8 million in the third quarter and $8.4 million in the first nine months of 2021 compared to the same periods in 2020.  This was partially due to $1.6 million in PPP loan fees recognized during the third quarter and $4.0 million in PPP loan fees recognized in the first nine months of 2021 and the impact of the Community Shores merger. Net interest margin on a tax-equivalent basis declined by 32 basis points in both the three and nine months ended September 30, 2021, to 3.06% and 3.10% respectively, compared to the same periods in the prior year due to a lower interest rate environment and a higher percentage of securities to total assets.

The average balance of loans increased $74.0 million in the first nine months of 2021 compared to the same period in 2020.  Much of the increase was due to $173.9 million of loan growth related to the merger with Community Shores which closed on July 1, 2020.  This was offset by PPP balances declining $76.8 million in the first nine months of 2021.  The increase in average loan balance caused tax-equivalent interest income from loans to increase $2.5 million in the first nine months of 2021 compared to the same period in the prior year. The average balance of total securities increased $431.1 million in the first nine months of 2021 compared to the same period in 2020. The securities portfolio has grown as ChoiceOne has deployed excess deposit dollars into sufficiently short-term securities to allow loans to grow organically as good credits become available.  The effect of the average balance growth, partially offset by a combined 45 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $5.3 million in the first nine months of 2021 compared to the same period in 2020.

Growth of $360.2 million in the average balance of interest-bearing demand deposits and savings deposits, partially offset by a combined 7 basis point decrease in the average rate paid, caused interest expense to be $180,000 higher in the first nine months of 2021 compared to the first nine months of the prior year. The average balance of certificates of deposit increased $7.1 million in the first nine months of 2021 compared to the same period in 2020. The growth was offset by a reduction of 65 basis points in the average rate paid on certificates which caused interest expense to decrease $853,000 in the first nine months of 2021 compared to the same period in 2020.  Part of the increase in the average balance of deposits was due to the merger with Community Shores which closed on July 1, 2020 and created interest bearing deposit growth of $162.3 million.  In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  ChoiceOne used a portion of the proceeds from the private placement to payoff $2.6 million of other outstanding debt during the third quarter of 2021.  In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores.  A reduction of $18.3 million in the average balance of borrowings in the first nine months of 2021 compared to the same period in the prior year caused interest expense to decline $209,000.

Provision and Allowance for Loan Losses

The provision for loan losses was $0 in the third quarter and $416,000 in the first nine months of 2021, compared to $1,225,000 and $3,000,000 in the same periods in the prior year. The provision in the third quarter and first nine months of 2021 was deemed prudent based on our assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance for loan losses and related provision for loan losses involves specific allocations for loans considered impaired, and general allocations for homogeneous loans based on historical loss experience.

Loans classified as impaired loans declined by $868,000 and $1.9 million during the three and nine months ended September 30, 2021, respectively.  The specific allowance for loan losses for impaired loans increased by $121,000 and $52,000 during the three and nine months ended September 30, 2021 as the loans being evaluated had a higher risk of loss based on management's judgement than impaired loans at June 30, 2021 and December 31, 2020.

Loans that were collectively analyzed for impairment decreased by $14.0 million and $75.3 million during the three and nine months ended September 30, 2021 as a result of forgiveness of PPP loans of $48.7 million and $76.8 million during the same time periods.  As PPP loans are 100% government guaranteed and carry no allowance, the general allocation for loan losses not considered impaired decreased by $316,000 and increased by $110,000 during the three and nine months ended September 30, 2021 as a result of loan growth excluding PPP loans during that time.

The determination of our loss factors is based, in part, upon our actual loss history adjusted for significant qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  ChoiceOne uses a rolling 20 quarter actual net charge-off history as the base for the computation.

Nonperforming loans were $6.3 million as of September 30, 2021, compared to $6.9 million as of June 30, 2021 and $8.2 million as of December 31, 2020.  The allowance for loan losses was 0.78% of total loans at September 30, 2021, compared to 0.79% at June 30, 2021 and 0.71% at December 31, 2020.  Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition.  ChoiceOne has $7.1 million in credit mark remaining on loans acquired in the mergers.  If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total allowance for loan losses would have represented 1.50% of total loans at September 30, 2021, 1.53% at June 30, 2021 and 1.60% at December 31, 2020.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2021 and 2020 were as follows:

(Dollars in thousands)	2021		2020
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	195	80	46	2
Consumer	244	168	242	156
Commercial real estate	111	43	255	4
Construction real estate	-	-	-	-
Residential real estate	-	5	8	17
	$550	$296	$551	$179

Net charge-offs were $195,000 and $254,000 in the third quarter and first nine months of 2021, respectively, compared to net charge-offs of $290,000 and $372,000 during the same periods in 2020. Net charge-offs on an annualized basis as a percentage of average loans were 0.03% in the first nine months of 2021 compared to 0.05% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that the COVID-19 pandemic will also have an impact in the remainder of 2021 and beyond and, accordingly, has maintained a qualitative allocation related to the COVID-19 pandemic in evaluating its allowance for loan losses. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the impact of the COVID-19 pandemic on ChoiceOne.

ChoiceOne has allocated approximately $1.4 million of its allowance for loan losses at September 30, 2021 compared to $2.2 million at December 31, 2020 to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic, as follows:

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

Loans highly affected and moderately affected based on their commercial industry category have been allocated an additional 25 basis points and 15 basis points, respectively.  ChoiceOne has also allocated 15 basis points to all retail loan categories.  It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors.  These allocations have declined from their highest levels at December 31, 2020, as ChoiceOne has seen improvements in customer, industry, and economic conditions related to the effects of the pandemic.  ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. Management will continue to monitor charge-offs, changes in the level of nonperforming loans, changes within the composition of the loan portfolio and the impact of the COVID-19 pandemic, and it will adjust the provision and allowance for loan losses as determined to be necessary.

Noninterest Income

Total noninterest income declined $1.6 million and $2.0 million in the three and nine months ended September 30, 2021, respectively.  Total noninterest income in the third quarter and first nine months of 2020 was bolstered by heightened levels of refinancing activity within ChoiceOne's mortgage portfolio, with gains on sales of loans $1.8 million and $2.6 million larger than in the third quarter and first nine months of 2020.  Gains on sales of loans were also affected by a lower gain rate in 2021 than in 2020.  Future originations will be affected by housing inventory as it continues to be less than demand in ChoiceOne's market areas.  Customer service charges increased $196,000 and $1.0 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in the prior year.  Prior year service charges were depressed by stay at home orders during the COVID-19 pandemic.  Current year service charges also included the effect of a merger with Community Shores which closed on July 1, 2020.The stock market dipped sharply in March 2020 related to the COVID-19 pandemic which affected securities held by ChoiceOne.  Since that time ChoiceOne has seen the value of equity investments held climb to pre-pandemic levels. The change in the market value of equity securities was $210,000 and $645,000 better in the three months and nine months ended September 30, 2021, when compared to the same periods in the prior year.  It is also noted that ChoiceOne performed a restructure of its security portfolio in the second quarter of 2020 which provided $1.3 million of additional noninterest income.

Noninterest Expense

Total noninterest expense declined $1.0 million in the third quarter of 2021 and increased $2.0 million in the first nine months of 2021 compared to the same time periods in 2020.  The decrease during the third quarter of 2021 was due to savings on salaries of personnel, data processing, and professional fees related to the merger with Community Shores.  Much of the increase in the first nine months of 2021 was caused by the increase in scale related to the merger with Community Shores.

Income Tax Expense

Income tax expense was $3,337,000 in the first nine months of 2021 compared to $2,460,000 for the same period in 2020.  The increase was due to a higher level of income before income tax.  The effective tax rate was 16.4% for the first nine months of 2021 and 17.6% for the first nine months of 2020.  The small decline in the effective tax rate resulted from increased interest income from tax-exempt securities in 2021 compared to 2020.

FINANCIAL CONDITION

Securities

In an effort to deploy deposit growth, ChoiceOne grew its securities portfolio $172.6 million in the third quarter of 2021 and $458.9 million in the twelve months ended September 30, 2021.  During the third quarter of 2021, ChoiceOne agreed to become a limited partner in Banktech Ventures LP, a venture capital fund that specializes in connecting and accelerating bank technology-focused startups.  Management believes its investments are sufficiently short-term to allow loans to grow organically as good credits become available.  Various securities totaling $514.2 million were purchased in the first nine months of 2021.  There were no sales in the first nine months of 2021; however, $10.5 million of securities were called or matured during that same time period. Principal repayments on securities totaled $29.3 million in the first nine months of 2021.

Loans

Excluding PPP loans forgiven during the quarter, ChoiceOne grew loans organically by $32.5 million during the third quarter of 2021 due in part to new experienced lenders and an emphasis on organic loan growth during 2021. In the third quarter and first nine months of 2021, $48.7 million and $164.5 million of PPP loans were forgiven resulting in $1.6 million and $4.0 million of fee income, respectively.  $2.4 million in PPP fee income remained deferred on $61.2 million in PPP loans outstanding at September 30, 2021.  During the third quarter and first nine months of 2021, ChoiceOne recorded accretion income in the amount of $253,000 and $924,000, respectively.  The remaining credit mark on acquired loans from the recent mergers with County Bank Corp. and Community Shores totaled $7.1 million as of September 30, 2021.  ChoiceOne saw declines of $86.3 million in commercial and industrial loans and $22.2 million in residential real estate loans since the end of 2020.  ChoiceOne saw an increase to agricultural loans of $9.7 million and commercial real estate loans of $16.1 million during the first nine months of 2021.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $6.0 million at September 30, 2021, compared to $6.8 million as of June 30, 2021 and $7.9 million as of December 31, 2020.  The change in the first nine months of 2021 was primarily comprised of a decrease of $2.8 million in impaired commercial real estate impaired loans and a $1.4 million decline in commercial and industrial impaired loans offset by a $2.7 million increase in agricultural impaired loans.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2021	2020
Loans accounted for on a nonaccrual basis	$1,731	$6,707
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	4,610	1,537
Total	$6,341	$8,244

The reduction in the balance of nonaccrual loans in the first nine months of 2021 was primarily due to loans that were paid off.  The increase in the TDR loans balance in the first nine months of 2021 was primarily due to a $2.2 million increase in TDR agricultural loans.  97% of loans considered TDRs were performing according to their restructured terms as of September 30, 2021.  Management believes the allowance for loan losses allocated to its nonperforming loans is sufficient at September 30, 2021.

In March of 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed into law. Among other things, the CARES Act provides that certain loans subject to modifications related to the COVID-19 pandemic need not be classified as TDRs.   Further, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020, followed by a revised statement on April 7, 2020, providing in part that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. As a result of the pandemic, ChoiceOne provided a modification program to borrowers that included certain concessions such as interest only payments or payment deferrals. As of September 30, 2021, all deferments had resumed payments in accordance with loan terms.

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

Management performed its annual qualitative assessment of goodwill as of June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of the COVID-19 pandemic on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from November 30, 2020 to June 30, 2021, ChoiceOne's financial performance remained positive. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of ChoiceOne’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2021 and impairment of goodwill was not necessary.

ChoiceOne’s stock price per share was less than its book value as of September 30, 2021.  This indicated that goodwill may be impaired and resulted in management performing another qualitative goodwill impairment assessment as of the end of the third quarter of 2021.  As a result of the analysis, management concluded that it was more-likely-than-not that the fair value of the reporting unit was greater than the carrying value.    This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, revenue in the first nine months of 2021 reflected significant and continuing growth in ChoiceOne's interest income, as well as net Small Business Administration fees related to Paycheck Protection Program loans.  Based on the results of the qualitative analysis, management believed that a quantitative analysis was not necessary as of September 30, 2021.

Deposits and Borrowings

Total deposits increased $131.4 million in the third quarter and $337.6 million in the first nine months of 2021.  The change in checking and savings accounts was due in part to funds related to the stimulus package included in the CARES Act as well as funds on deposit from the PPP loans that were not fully utilized as of September 30, 2021.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  ChoiceOne intends to use net proceeds of the private placement for general corporate purposes, including support for organic growth plans, possible redemption of senior debt, common stock repurchases, and support for bank-level capital ratios.  ChoiceOne used a portion of the proceeds from the private placement to pay off $2.6 million other outstanding debt during the third quarter of 2021. ChoiceOne also holds $3.1 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment.   ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs if needed in the remainder of 2021.

Shareholders' Equity

Total shareholders' equity declined $2.2 million in the first nine months of 2021.  Accumulated other comprehensive income declined $9.1 million in the nine months ended September 30, 2021 as a result of market value declines in ChoiceOne’s available for sale securities. The change was caused by increases in certain general market interest rates since the beginning of 2021.  The reduction in common stock and paid in capital resulted from ChoiceOne's repurchase of approximately
223,000 shares for $5.6 million, or a weighted average all-in cost per share of $24.94, during the first nine months of 2021. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted.  This program replaced and superseded all prior repurchase programs for ChoiceOne.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and the Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	203,631	15.4%	105,925	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	158,876	12.0	59,583	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	163,376	12.3	79,444	6.0	N/A	N/A
Tier 1 capital (to average assets)	163,376	7.5	86,989	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	177,095	13.4%	105,716	8.0%	132,146	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	169,340	12.8	59,465	4.5	85,895	6.5
Tier 1 capital (to risk weighted assets)	169,340	12.8	79,287	6.0	105,716	8.0
Tier 1 capital (to average assets)	169,340	7.8	86,886	4.0	108,608	5.0

December 31, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$162,558	13.2%	$98,835	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	150,465	12.2	55,595	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	150,465	12.2	74,126	6.0	N/A	N/A
Tier 1 capital (to average assets)	150,465	8.3	72,281	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$159,684	12.9%	$98,683	8.0%	$123,353	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	152,091	12.3	55,409	4.5	80,180	6.5
Tier 1 capital (to risk weighted assets)	152,091	12.3	74,012	6.0	98,683	8.0
Tier 1 capital (to average assets)	152,091	8.4	72,208	4.0	90,259	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. In addition to paying off $2.6 million of other outstanding debt in the third quarter of 2021, $5.0 million of proceeds from the private placement of subordinated notes was downstreamed to the Bank during the third quarter of 2021 to strengthen its capital levels.  The Board of Directors and management believe that the capital levels as of September 30, 2021 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $28.9 million for the nine months ended September 30, 2021 compared to net cash used of $20.3 million in the same period a year ago.  The change was primarily due to a $5.5 million increase in income and $37.7 million higher net proceeds from loan sales in 2021 compared to 2020.  Net cash used in investing activities was $398.6 million for the three quarters of 2021 compared to $98.0 million in the same period in 2020. ChoiceOne had $514.2 million of securities purchases and sold $0 of securities in the first three quarters of 2021 compared to $183.1 and $121.9 in the same period in the last year, respectively.  A decline in net loan originations and payments led to cash provided of $78.0 million in the first three quarters of 2021 compared to cash used of $108.5 million in the same period during the prior year.  Cash used in the prior year period related to loan originations was largely due to PPP loans.  Net cash provided by financing activities was $350.0 million for the nine months ended September 30, 2021, compared to $176.6 million in the same period in the prior year. Higher growth of $133.6 million in deposits in the first three quarters of 2021, a $25.0 million increase in borrowings and $21.2 million less in net payments on borrowings contributed to the change.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Data)	2021	2020	2021	2020

Income before income tax	$6,912	$4,614	$20,367	$13,973
Adjustment for pre-tax merger expenses	-	1,707	-	2,526
Adjusted income before income tax	$6,912	$6,321	$20,367	$16,499

Income tax expense	$1,163	$785	$3,337	$2,460
Tax impact of adjustment for pre-tax merger expenses	-	284	-	359
Adjusted income tax expense	$1,163	$1,069	$3,337	$2,819

Net income	$5,749	$3,829	$17,029	$11,513
Adjustment for pre-tax merger expenses, net of tax impact	-	1,423	-	2,167
Adjusted net income	$5,749	$5,252	$17,029	$13,680

Basic earnings per share	$0.75	$0.49	$2.20	$1.55
Effect of merger expenses, net of tax impact	-	0.18	-	0.29
Adjusted basic earnings per share	$0.75	$0.67	$2.20	$1.84

Diluted earnings per share	$0.75	$0.49	$2.20	$1.55
Effect of merger expenses, net of tax impact	-	0.18	-	0.29
Adjusted diluted earnings per share	$0.75	$0.67	$2.20	$1.84

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2021. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2021.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne's purchases of its common stock during the quarter ended September 30, 2021.

			Total Number	Maximum
			of Shares	Number of
	Total Number		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan (1)

July 1 - July 31, 2021
Employee Transactions	-	$-	-
Repurchase Plan	75,657	$24.84	75,657	198,756
August 1 - August 31, 2021
Employee Transactions	-	$-	-
Repurchase Plan	18,514	$24.52	18,514	180,242
September 1 - September 30, 2021
Employee Transactions	-	$-	-
Repurchase Plan	13,069	$25.23	13,069	167,173

(1) As of September 30, 2021, there are 167,173 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced in April 2021. There was no stated expiration date. The plan authorized the repurchase of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted.

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

4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due September 3, 2031. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed September 7, 2021. Here incorporated by reference.

4.3	Form of 3.25% Fixed-to-Floating Rate Global Subordinated Note due September 3, 2031. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed September 7, 2021. Here incorporated by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 8, 2021	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2021	/s/ Thomas L. Lampen
Thomas L. Lampen Treasurer (Principal Financial and Accounting Officer)