Form 10-K
period 2021-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2022-03-18
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2021, the aggregate market value of common stock held by non-affiliates of the Registrant was $166.6 million. This amount is based on an average bid price of $24.22 per share for the Registrant's stock as of such date.

As of February 28, 2022, the Registrant had 7,516,017 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 25, 2022 are incorporated by reference into Part III of this Form 10-K.

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

PART I

Explanatory Note

On July 1, 2020, ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”) completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2020 and December 31, 2021 include the impact of the merger, which was effective as of July 1, 2020.

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp. ("County") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2019, December 31, 2020, and December 31, 2021 include the impact of the merger, which was effective as of October 1, 2019.

For additional details regarding the mergers with Community Shores and County, see Note 21 (Business Combinations) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Item 1.	Business

General

ChoiceOne is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp., a one-bank holding company for Valley Ridge Bank (“VRB”). In December 2006, VRB was consolidated into ChoiceOne Bank. Effective October 1, 2019, County, a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company.  Lakestone was consolidated into ChoiceOne Bank in May 2020.  On July 1, 2020, Community Shores Bank Corporation ("Community Shores"), a one bank holding company for Community Shores Bank, merged with and into the Company.   Community Shores Bank was consolidated into ChoiceOne Bank in October 2020. ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency").

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

The Bank’s primary market areas lie within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan, and Lapeer, Macomb, and St. Clair counties in southeastern Michigan in the communities where the Bank's respective offices are located. The Bank serves these markets through 32 full-service offices and three loan production offices. The Company and the Bank have no foreign assets or income.

At December 31, 2021, the Company had consolidated total assets of $2.4 billion, net loans of $1.0 billion, total deposits of $2.1 billion and total shareholders' equity of $221.7 million. For the year ended December 31, 2021, the Company recognized consolidated net income of $22.0 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 58%, 60%, and 64% of total revenues in 2021, 2020, and 2019, respectively. Interest on securities accounted for 19%, 11%, and 13% of total revenues in 2021, 2020, and 2019, respectively. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes included in Item 8 of this report.

The information under the heading “The Coronavirus (COVID-19) Outbreak” in Item 7 below is incorporated herein by reference.

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

In order for the Company to maintain financial holding company status, both the Company and the Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Company and the Bank were each categorized as "well-capitalized" and "well-managed" as of December 31, 2021.

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

Employees

As of February 28, 2022, the Company, on a consolidated basis, employed 386 employees, of which 320 were full-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Statistical Information

Additional statistical information describing the business of the Company appears on the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this report and in the Consolidated Financial Statements and the notes thereto in Item 8 of this report. The following statistical information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and notes in this report.  Average balances used in statistical information are calculated using daily averages, unless otherwise specified.

The Company did not hold investment securities from any one issuer at December 31, 2021, that were greater than 10% of the Company's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities as of December 31, 2021 and 2020, a schedule of maturities of securities as of December 31, 2021, and the weighted average yields of securities as of December 31, 2021.  Callable securities in the money are presumed called and matured at the callable date.

	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2021	2020

U.S. Government and federal agency	$2,008	$-	$-	$-	$2,008	$2,051
U.S. Treasury notes and bonds	2,021	-	89,958	-	91,979	2,056
State and municipal (1)	20,776	42,569	366,634	104,868	534,847	320,368
Corporate	505	1,769	14,369	3,999	20,642	3,589
Asset-backed securities	-	6,641	9,653	-	16,294	-
Total debt securities	25,310	50,979	480,614	108,867	665,770	328,064

Mortgage-backed securities	18,315	113,991	291,088	9,721	433,115	246,723
Equity securities (2)	-	1,000	-	7,492	8,492	2,896
Total	$43,625	$165,970	$771,702	$126,080	$1,107,377	$577,683

	Weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	1.98%	-%	-%	-%	1.98%
U.S. Treasury notes and bonds	1.85	-	1.16	-	1.18
State and municipal (1)	2.71	2.95	2.50	2.31	2.51
Corporate	2.50	3.70	2.93	3.25	3.04
Asset-backed securities	-	0.60	0.84	-	0.74
Mortgage-backed securities	1.56	1.88	1.44	1.79	1.57
Equity securities (2)	-	4.61	-	-	0.54

(1) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 21% for 2021.

(2) Equity securities are preferred and common stock that may or may not have a stated maturity.

Weighted average yields are based on the fair value of securities which are denoted in the table above.  Callable securities in the money are presumed called and matured at the callable date.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans as of December 31, 2021. Loans are also classified according to the sensitivity to changes in interest rates as of December 31, 2021.

(Dollars in thousands)	In one year	After one year	After five years	After fifteen
	or less	through five years	through fifteen years	years	Total

Agricultural	$12,350	$29,426	$18,493	$4,550	$64,819
Commercial and industrial	47,704	98,651	56,183	486	203,024
Commercial real estate	39,844	256,366	220,123	9,551	525,884
Construction real estate	18,245	212	-	609	19,066
Consumer	1,244	18,099	15,542	289	35,174
Residential real estate	2,535	10,138	82,552	73,656	168,881
Totals	$121,922	$412,892	$392,893	$89,141	$1,016,848

(Dollars in thousands)	Fixed or	Floating or
	predetermined rates	variable rates	Total
Loans maturing after one year:
Agricultural	$35,713	$16,756	$52,469
Commercial and industrial	133,803	21,516	155,319
Commercial real estate	396,942	89,098	486,040
Construction real estate	821	-	821
Consumer	33,511	420	33,931
Residential real estate	91,501	74,845	166,346
Totals	$692,291	$202,635	$894,926

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

The following table reflects the composition of our allowance for loan loss, non-accrual loans, and nonperforming loans as a percentage of total loans represented by each class of loans as of the dates indicated:

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate
Loans
December 31, 2021	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881

Allowance for loan losses year ended December 31, 2021	$448	$1,454	$290	$3,705	$110	$671
Allowance as a percentage of loan category	0.69%	0.72%	0.82%	0.70%	0.58%	0.40%

Nonaccrual loans year ended December 31, 2021	$313	$285	$-	$279	$-	$850
Nonaccrual as a percentage of loan category	0.48%	0.14%	0.00%	0.05%	0.00%	0.50%

Nonperforming loans year ended December 31, 2021	$2,117	$358	$-	$880	$-	$2,189
Nonperforming loans as a percentage of loan category	3.27%	0.18%	0.00%	0.17%	0.00%	1.30%

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate
Loans
December 31, 2020	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506

Allowance for loan losses year ended December 31, 2020	$257	$1,327	$317	$4,178	$97	$1,300
Allowance as a percentage of loan category	0.48%	0.44%	0.93%	0.89%	0.58%	0.68%

Nonaccrual loans year ended December 31, 2020	$348	$1,802	$8	$3,088	$80	$1,381
Nonaccrual as a percentage of loan category	0.65%	0.59%	0.02%	0.66%	0.48%	0.72%

Nonperforming loans year ended December 31, 2020	$348	$1,802	$8	$3,284	$80	$2,722
Nonperforming loans as a percentage of loan category	0.65%	0.59%	0.02%	0.70%	0.48%	1.41%

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

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

(Dollars in thousands)	2021	2020	2019
Agricultural	$448	$257	$471
Commercial and industrial	1,454	1,327	655
Consumer	290	317	270
Real estate - commercial	3,705	4,178	1,663
Real estate - construction	110	97	76
Real estate - residential	671	1,300	640
Unallocated	1,010	117	282
Total Allowance	$7,688	$7,593	$4,057

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2021.

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$527,876	-%	$398,422	-%	$186,411	-%
Interest-bearing demand and money market deposits	791,886	0.23	571,693	0.32	278,444	0.56
Savings	398,969	0.14	267,217	0.11	109,028	0.07
Certificates of deposit	186,898	0.51	183,836	1.11	136,537	1.87
Total	$1,905,629	0.17%	$1,421,168	0.29%	$710,420	0.63%

At December 31, 2021, the aggregate balance of time deposits exceeding the FDIC insured limit of $250,000 totaled $87.3 million.  At December 31, 2021, 93% of uninsured time deposit accounts were scheduled to mature within one year.  The maturity profile of uninsured time deposits at December 31, 2021 is as follows:

Amount of time deposits in uninsured accounts (Dollars in thousands)
Maturing in less than 3 months	$29,498
Maturing in 3 to 6 months	34,891
Maturing in 6 to 12 months	13,607
Maturing in more than 12 months	9,347
Total uninsured time deposits	$87,343

At December 31, 2021, the aggregate balance of all deposits exceeding the FDIC insured limit of $250,000 totaled $889.2 million, compared to $583.7 million and $323.8 million in 2020 and 2019, respectively.

At December 31, 2021, the Bank had no material foreign deposits.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2021	2020	2019
Return on assets (net income divided by average total assets)	1.02%	0.94%	0.85%

Return on equity (net income divided by average equity)	9.79%	7.28%	6.48%

Dividend payout ratio (dividends declared per share divided by net income per share)	32.67%	39.54%	80.97%

Equity to assets ratio (average equity divided by average total assets)	10.44%	12.97%	13.08%

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

Risks Related to the Company’s Business

The continuing COVID-19 pandemic could adversely impact the Company’s and its customers’ business, financial condition, and results of operations.

The continuing COVID-19 pandemic is significantly disrupting the economy, financial markets, and societal norms in Michigan, the United States and across the world.  Due to the nature of the pandemic, uncertainty and fluidity of the spread of the virus and its multiple variants, volatility of financial markets, and varied responses and actions from local, state and federal governments, including mandated shutdowns and other restrictive orders, it is impossible to predict the ultimate adverse impact COVID-19 could have on the Company and its customers.  The effects of COVID-19 could, among other risks, result in a material increase in requests from the Company’s customers for loan deferrals, modifications to the terms of loans, or other borrower accommodations; have a material adverse impact on the financial condition of the Company’s customers, potentially impacting their ability to make payments to the Company as scheduled and driving an increase in delinquencies and loan losses; result in additional material provision for loan losses; result in a decreased demand for the Company’s loans; or negatively impact the Company’s ability to access capital on attractive terms or at all.  Those effects could have a material adverse impact on the Company’s and its customers’ business, financial condition, and results of operations.

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. If its assumptions are wrong, the allowance for loan losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results and may cause it to increase the allowance in the future. The actual amount of future provisions for loan losses cannot now be determined and may exceed the amounts of past provisions for loan losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for loan losses. These regulatory agencies may require the Company to increase its provision for loan losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the allowance for loan losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations. In addition, a large portion of the loan portfolio was marked to fair value as part of the mergers with County and Community Shores and does not carry an allowance as management determined no credit deterioration had occurred since the effective date of the merger.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In November 2020, the FCA announced that it would continue to publish LIBOR rates through June 30, 2023. It is unclear whether, or in what form, LIBOR will continue to exist after that date. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments. While, at this time, it appears that consensus is growing around using the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR, it remains to be determined whether this will ultimately be the case and what the impact of a possible transition to SOFR or other alternative reference rates may have on our business, financial results and results of operations.  We could become subject to litigation and other types of disputes as a consequence of the transition from LIBOR to SOFR or another alternative reference rate, which could subject us to increased legal expenses, monetary damages and reputational harm.

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

A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2021, the Company had approximately $545.0 million of commercial and construction real estate loans outstanding, which represented approximately 54% of its loan portfolio.  As of that same date, the Company had approximately $168.9 million in residential real estate loans outstanding, or approximately 17% of its loan portfolio. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers.

Commercial loans may expose the Company to greater financial and credit risk than other loans.

The Company’s commercial and industrial loan portfolio, including commercial mortgages, was approximately $203.0 million at December 31, 2021, comprising approximately 20% of its total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

Severe weather, natural disasters, acts of war or terrorism, risks posed by an outbreak of a widespread epidemic or pandemic of disease (or widespread fear thereof), including the impact of the COVID-19 pandemic, and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.

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

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

● The impact associated with the COVID-19 pandemic
● Variations in quarterly or annual operating results
● Changes in dividends per share
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
● Credit and capital availability
● Issuance of additional shares of common stock or other debt or equity securities of the Company

The Company's common stock, while publicly traded, has less liquidity than the average liquidity of stocks listed on the Nasdaq Stock Market.

The Company's common stock is listed for trading on the Nasdaq Capital Market.  However, the Company's common stock has less liquidity than the average liquidity for companies listed in the Nasdaq Stock Market.  The public trading market for the Company's common stock depends on a marketplace of willing buyers and sellers at any given time, which in turn depends on factors outside of the Company's control, including general economic and market conditions and the decisions of individual investors.  The limited market for the Company's common stock may affect a shareholder's ability to sell their shares at any given time, and the sale of a large number of shares at one time could temporarily adversely affect the market price of our common stock.

The Company's common stock is not insured by any government entity.

The Company's common stock is not insured by the FDIC or any other government entity.  Investment in the Company's common stock is subject to risk and potential loss.

A shareholder's ownership of common stock may be diluted if the Company issues additional shares of common stock in the future.

The Company's articles of incorporation authorize the Company's Board of Directors to issue additional shares of common stock or preferred stock without shareholder approval.  To the extent the Company issues additional shares of common stock or preferred stock, or issues options or warrants permitting the holder to purchase or acquire common stock in the future and such warrants or options are exercised, the Company's shareholders may experience dilution in their ownership of the Company's common stock.  Holders of the Company's common stock do not have any preemptive or similar rights to purchase a pro rata share of any additional shares offered or issued by the Company.

The value of the Company's common stock may be adversely affected if the Company issues debt and equity securities that are senior to the Company's common stock in liquidation or as to distributions.

The Company may increase its capital by issuing debt or equity securities or by entering into debt or debt-like financing.  This may include the issuance of common stock, preferred stock, senior notes, or subordinated notes.  Upon any liquidation of the Company, the Company's lenders and holders of its debt securities would be entitled to distribution of the Company's available assets before distributions to the holders of the Company's common stock, and holders of preferred stock may be granted rights to similarly receive a distribution upon liquidation prior to distribution to holders of the Company's common stock.  The Company cannot predict the amount, timing or nature of any future debt financings or stock offerings, and the decision of whether to incur debt or issue securities will depend on market conditions and other factors beyond the Company's control.  Future offerings could dilute a shareholder's interests in the Company or reduce the per-share value of the Company's common stock.

The Company's articles of incorporation and bylaws, and certain provisions of Michigan law, contain provisions that could make a takeover effort more difficult.

The Michigan Business Corporation Act, and the Company's articles of incorporation and bylaws, include provisions intended to protect shareholders and prohibit, discourage, or delay certain types of hostile takeover activities.  In addition, federal law requires the Federal Reserve Board's prior approval for acquisition of "control" of a bank holding company such as the Company, including acquisition of 10% or more of the Company's outstanding securities by any person not defined as a company under the Bank Holding Company Act of 1956, as amended (the "BHC Act").  These provisions and requirements could discourage potential acquisition proposals, delay or prevent a change in control, diminish the opportunities for a shareholder to participate in tender offers, prevent transactions in which our shareholders might otherwise receive a premium for their shares, or limit the ability for our shareholders to approve transactions that they may believe to be in their best interests.

An entity or group holding a certain percentage of the Company's outstanding securities could become subject to regulation as a "bank holding company" or may be required to obtain prior approval of the Federal Reserve Board.

Any bank holding company or foreign bank with a presence in the United States may be required to obtain approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of the Company's outstanding securities.  Further, if any entity (including a "group" comprised of individual persons) owns or controls the power to vote 25% or more of the Company's outstanding securities, or 5% or more of the outstanding securities if the entity otherwise exercises a "controlling influence" over the Company, the entity may become subject to regulation as a "bank holding company" under the BHC Act.  An entity that is subject to regulation as a bank holding company would be subject to regulatory and statutory obligations and restrictions, and could be required to divest all or a portion of the entity's investment in the Company's securities or in other investments that are not permitted for a bank holding company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters are located at 109 East Division, Sparta, Michigan 49345. The headquarters location is owned by the Company and is not subject to any mortgage.

32 of the Company’s 36 locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. The remaining Four locations are comprised of three loan offices and a wealth management center. Banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by the Bank except for 4 that are leased under various operating lease agreements.  The Company’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2021, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS.

As of February 28, 2022, there were approximately 1,167 owners of record and approximately 1,050 beneficial owners of our common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2021 and 2020:

	2021	2020
First Quarter	$0.22	$0.20
Second Quarter	0.22	0.20
Third Quarter	0.25	0.20
Fourth Quarter	0.25	0.22
Total	$0.94	$0.82

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

ISSUER PURCHASES OF EQUITY SECURITIES

ChoiceOne repurchased approximately 85,000 shares for $2.2 million, or a weighted average cost per share of $25.78, during the fourth quarter of 2021. ChoiceOne repurchased approximately 309,000 shares for $7.8 million, or a weighted average cost per share of $25.17 during the year ended December 31, 2021.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

October 1 - October 31, 2021
Employee Transactions	-	$-	-
Repurchase Plan	20,840	$24.94	20,840	146,333
November 1 - November 30, 2021
Employee Transactions	-	$-	-
Repurchase Plan	37,715	$26.22	37,715	108,618
December 1 - December 31, 2021
Employee Transactions	-	$-	-
Repurchase Plan	27,778	$25.79	27,778	80,840

As of December 31, 2021, there are approximately 81,000 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced in April 2021. There was no stated expiration date. The plan authorized the repurchase of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”), and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Selected Financial Data

(Dollars in thousands, except per share data)
	2021	2020	2019
For the year
Net interest income	$60,641	$51,071	$27,773
Provision for loan losses	416	4,000	-
Noninterest income	19,194	22,698	9,168
Noninterest expense	52,921	50,884	28,476
Income before income taxes	26,498	18,885	8,465
Income tax expense	4,456	3,272	1,294
Net income	22,042	15,613	7,171
Cash dividends declared	7,200	6,174	5,806

Per share *
Basic earnings	$2.87	$2.08	$1.58
Diluted earnings	2.86	2.07	1.58
Cash dividends declared	0.94	0.82	1.40
Shareholders' equity (at year end)	29.52	29.15	26.52

Average for the year
Securities	$869,788	$388,797	$210,492
Gross loans	1,040,430	1,014,959	534,646
Deposits	1,905,629	1,421,168	710,419
Borrowings	5,465	16,712	21,270
Subordinated debt	12,841	1,532	-
Shareholders' equity	225,120	214,591	110,610
Assets	2,156,774	1,654,873	845,851

At year end
Securities	$1,116,265	$585,687	$348,888
Gross loans	1,068,831	1,117,798	856,191
Deposits	2,052,294	1,674,578	1,154,602
Borrowings	50,000	9,327	33,198
Subordinated debt	35,017	3,089	-
Shareholders' equity	221,669	227,268	192,139
Assets	2,366,682	1,919,342	1,386,128

Selected financial ratios
Return on average assets	1.02%	0.94%	0.85%
Return on average shareholders' equity	9.79	7.28	6.48
Cash dividend payout as a percentage of net income	32.67	39.54	80.97
Shareholders' equity to assets (at year end)	9.37	11.84	13.86

Note - 2019 financial data includes the impact of the merger with County, which was effective as of October 1, 2019, and 2020 financial data includes the impact of the merger with Community Shores, which was effective July 1, 2020.

Explanatory Note

On July 1, 2020, ChoiceOne completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2020 and December 31, 2021 include the impact of the merger, which was effective as of July 1, 2020.

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp. ("County") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2019, December 31, 2020, and December 31, 2021 include the impact of the merger, which was effective as of October 1, 2019.

For additional details regarding the mergers with Community Shores and County, see Note 21 (Business Combinations) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

RESULTS OF OPERATIONS

Summary

ChoiceOne's net income for 2021 was $22.0 million, compared to $15.6 million in 2020.  Diluted earnings per share was $2.86 during in the twelve months ended December 31, 2021, compared to $2.07 per share in the twelve months ended December 31, 2020.  Net income for the year ended December 31, 2020, excluding $2.7 million of tax-effected merger expenses, was $18.3 million or $2.43 per diluted share.

Total assets grew to $2.4 billion as of December 31, 2021 compared to $1.9 billion as of December 31, 2020.  The increase was related to organic deposit growth of $ 377.7 million in the twelve months ended December 31, 2021.  This growth was partly due to how individuals and businesses have managed funds received under the Coronavirus Aid, Relief and Economic Security ("CARES") Act.  In an effort to deploy deposit growth, ChoiceOne grew its securities portfolio $530.6 million in the year ended December 31, 2021.  During the twelve months ended December 31, 2021, $192.5 million of loans under the Paycheck Protection Program ("PPP") were forgiven resulting in $5.2 million of fee income.  This growth in the securities portfolio coupled with PPP fees helped total interest income for 2021 to grow $8.9 million compared to 2020.  2021 interest income on loans included accretion income related to loans acquired from the mergers with County Bank Corp. and Community Shores Bank Corporation in the amount of $1.1 million.  The remaining credit mark on these acquired loans totaled $6.8 million as of December 31, 2021.  Despite the large increase in deposit balances, interest cost of deposits decreased by $873,000 in 2021 compared to 2020.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios.

Total noninterest income declined $3.5 million in the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020.  Total noninterest income in 2020 was bolstered by heightened levels of refinancing activity within ChoiceOne's mortgage portfolio, with gains on sales of loans $3.7 million higher than in 2021.  Customer service charges increased $1.4 million in the twelve months ended December 31, 2021, compared to the twelve months ended December 31, 2020.  2020 service charges were depressed by stay-at-home orders during the COVID 19 pandemic.  2021 service charges also included the effect from the merger with Community Shores, which closed on July 1, 2020.

Total noninterest expense increased $2.0 million in the year ended December 31, 2021, compared to the year ended December 31, 2020.  Much of the increase in 2021 was caused by the increase in scale related to the merger with Community Shores.

The Coronavirus (COVID-19) Outbreak

Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by the COVID-19 pandemic. ChoiceOne granted deferrals on numerous loans to borrowers affected by the pandemic; however, as of June 30, 2021, all deferments had resumed payments in accordance with loan terms.

In addition, ChoiceOne processed over $126 million in PPP loans in 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores. ChoiceOne originated an additional $89.1 million in PPP loans in 2021. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part. Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are recognized into interest income.  During the year ended December 31, 2021, $192.5 million of PPP loans were forgiven resulting in $5.2 million of fee income compared to $23.4 million of PPP loans forgiven resulting in $3.0 million of fee income in 2020. $33.1 million in PPP loans and $1.2 million in deferred PPP fee income remains outstanding as of December 31, 2021.  Management expects the remaining PPP loans to be forgiven in the first half of 2022.

Dividends

Cash dividends of $7.2 million or $0.94 per common share were declared in 2021 compared to $6.2 million or $0.82 per common share were declared in 2020.  The dividend yield for ChoiceOne’s common stock was 3.55% as of the end of 2021, compared to 2.66% as of the end of 2020. The cash dividend payout as a percentage of net income was 33% as of December 31, 2021, compared to 40% as of December 31, 2020.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Year Ended December 31,
	2021			2020			2019
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (3)(4)(5)	$1,040,430	$48,672	4.68%	$1,014,959	$46,893	4.62%	$534,646	$26,791	5.01%
Taxable securities (2)	599,902	10,260	1.71	276,085	5,891	2.13	152,094	3,955	2.60
Nontaxable securities (1)	269,886	7,098	2.63	112,712	3,402	3.02	58,398	1,867	3.20
Other	68,879	84	0.12	71,417	266	0.37	14,992	268	1.79
Interest-earning assets	1,979,097	66,114	3.34	1,475,173	56,452	3.83	760,130	32,881	4.33
Noninterest-earning assets	177,677			179,699			85,721
Total assets	$2,156,774			$1,654,873			$845,851

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$791,886	$1,797	0.23%	$571,693	$1,832	0.32%	$278,444	$1,559	0.56%
Savings deposits	398,969	551	0.14	267,217	300	0.11	109,028	79	0.07
Certificates of deposit	186,898	957	0.51	183,836	2,046	1.11	136,537	2,550	1.87
Borrowings	5,465	101	1.86	16,712	327	1.96	21,269	512	2.41
Subordinated debentures	12,841	571	4.45	1,532	139	9.07	-	-	0.00
Interest-bearing liabilities	1,396,059	3,977	0.28	1,040,990	4,644	0.45	545,278	4,700	0.86
Demand deposits	527,876			398,422			186,411
Other noninterest-bearing liabilities	7,719			870			3,552
Total liabilities	1,931,654			1,440,282			735,241
Shareholders' equity	225,120			214,591			110,610
Total liabilities and shareholders' equity	$2,156,774			$1,654,873			$845,851

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$62,137			$51,808			$28,181

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.14%			3.51%			3.71%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$62,137			$51,808			$28,181
Adjustment for taxable equivalent interest		(1,513)			(737)			(408)
Net interest income (GAAP)		$60,624			$51,071			$27,773
Net interest margin (GAAP)			3.08%			3.38%			3.47%

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

(2)	Interest on taxable securities includes dividends on Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan balances are included in the balance of average loans.
(5)	Interest on loans included net origination fees and PPP fees of approximately $7,232,000, $5,236,000, and $866,000 in 2021, 2020, and 2019, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year Ended December 31,
(Dollars in thousands)	2021 Over 2020			2020 Over 2019
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,779	$1,187	$592	$20,102	$22,336	$(2,234)
Taxable securities	4,369	5,737	(1,368)	1,936	2,749	(813)
Nontaxable securities (2)	3,696	4,185	(489)	1,535	1,647	(112)
Other	(182)	(9)	(173)	(2)	349	(351)
Net change in interest income	9,662	11,099	(1,437)	23,571	27,081	(3,510)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	(35)	588	(623)	273	1,143	(870)
Savings deposits	251	171	80	221	156	65
Certificates of deposit	(1,089)	34	(1,123)	(504)	721	(1,225)
Borrowings	(226)	(210)	(16)	(235)	(230)	(5)
Subordinated debentures	432	1,516	(37)	189	183	6
Net change in interest expense	(667)	2,099	(1,719)	(56)	1,973	(2,029)
Net change in tax-equivalent net interest income	$10,329	$9,001	$282	$23,627	$25,108	$(1,481)

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

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2021, 2020, and 2019.

Net Interest Income

The presentation of net interest income on a tax-equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax-equivalent basis were $1.5 million and $737,000 for the years ended 2021 and 2020, respectively. These adjustments were computed using a 21% federal income tax rate.

On March 3, 2020 the Federal Reserve Open Market Committee lowered the federal funds rate by 50 basis points which was followed by a reduction of 100 basis points on March 15, 2020. Operating in an environment with lower interest rates has had a negative effect on both ChoiceOne’s interest income and interest spread. ChoiceOne management continues to monitor rates and their effect on income as part of the Asset/Liability Risk Committee to determine what strategic decisions will need to be made in both higher and lower rate environments.  No changes were made to the federal funds rate during 2021.

Tax-equivalent net interest income increased $10.3 million in 2021 compared to 2020. The increase was attributed to an increase of $503.9 million in average interest-earning assets.  The average balance of loans increased $25.5 million in 2021 compared to 2020.  This is due to loan growth excluding loans held for sale, loans to other financial institutions, and PPP loans during that period of $52.1 million offset by a decline in the average balance of PPP loans held during 2021 compared to 2020.  The average rate earned on loans also increased by 6 basis points in 2021 compared to 2020 as a result of the recognition of $5.2 million in PPP fees earned. Tax-equivalent interest income on loans increased $1.8 million in 2021 compared to the prior year. The average balance of total securities grew $481.0 million in 2021 compared to the prior year as ChoiceOne made efforts to deploy deposit growth into earning assets.  The average balance growth offset by a 39 basis point decline in the average rate earned on securities caused interest income from securities to grow $8.1 million in 2021 compared to the prior year. A decline of $2.5 million in average balance in other interest-earning assets in 2021 compared to 2020, coupled with a 25 basis point decline in the rate earned, caused interest income to decline by $182,000.

Despite large increases in deposit balances, a significant decline in overall market interest rates in 2021 compared to 2020 caused the interest paid on interest-bearing liabilities to decline by $667,000. The average balance of interest-bearing demand deposits and savings deposits increased $351.9 million in 2021 compared to 2020. The effect of this increase, offset by a 6 basis point decline in the average rate paid, caused interest expense to be $216,000 higher in 2021 than in the prior year. The average balance of certificates of deposit was $3.1 million higher in 2021 than in 2020. Growth in the average balance was more than offset by a decline in average rate paid of 60 basis points which caused interest expense to decline by $1.1 million.

ChoiceOne’s tax-equivalent net interest income margin was 3.14% in 2021 and 3.51% in 2020. The decrease in the net interest income margin resulted from a lower rate environment and an asset mix with a higher percentage of securities to total assets.

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2021	2020	2019
Allowance for loan losses at beginning of year	$7,593	$4,057	$4,673
Charge-offs:
Agricultural	-	15	-
Commercial and industrial	195	148	83
Real estate - commercial	111	254	-
Real estate - construction	-	-	25
Real estate - residential	-	8	292
Consumer	370	329	589
Total	676	754	989

Recoveries:
Agricultural	-	-	65
Commercial and industrial	86	57	22
Real estate - commercial	48	10	-
Real estate - construction	-	-	124
Real estate - residential	7	19	136
Consumer	214	204	26
Total	355	290	373

Net charge-offs (recoveries)	321	464	616

Provision for loan losses	416	4,000	-

Allowance for loan losses at end of year	$7,688	$7,593	$4,057

Allowance for loan losses as a percentage of:
Total loans as of year end	0.76%	0.71%	0.51%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	139%	92%	63%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.05%	0.12%
Loan recoveries as a percentage of prior year's charge-offs	47%	29%	102%

The provision for loan losses was $416,000 in 2021, compared to $4.0 million in the prior year. The provision in 2020 was impacted by the economic impact of the COVID-19 pandemic on ChoiceOne's local market areas and the national economy.  The provision in 2021 was deemed prudent based on our assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance for loan losses and related provision for loan losses involves specific allocations for loans considered impaired, and general allocations for homogeneous loans based on historical loss experience.

Loans classified as impaired loans declined by $2.4 million during 2021. The specific allowance for loan losses for impaired loans increased $72,000 during 2021 as the loans being evaluated had a higher risk of loss based on management's judgement than impaired loans at December 31, 2020.

Loans that were collectively analyzed for impairment decreased by $45.5 million in 2021 as a result of forgiveness of PPP loans of $192.5 million offset by loans excluding PPP, loans to other financial institutions, and loans held for sale, increasing by $52.1 million and PPP originations of $89.1 million.  As PPP loans are 100% government guaranteed and carry no allowance,  the net decrease in PPP loans had no impact on the allowance for loan losses.  The general allocation for loan losses not considered impaired increased by $23,000 during 2021.

The determination of our loss factors is based, in part, upon our actual loss history adjusted for significant qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. ChoiceOne uses a rolling 20 quarter actual net charge-off history as the base for the computation.

Nonperforming loans were $5.5 million as of December 31, 2021 compared to $8.2 million as of December 31, 2020. The allowance for loan losses was 0.76% of total loans at December 31, 2021, compared to 0.71% at December 31, 2020. Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition. ChoiceOne has $6.8 million in credit mark remaining on loans acquired in the mergers. If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total allowance for loan losses would have represented 1.37% of total loans excluding loans held for sale at December 31, 2021 and 1.55% at December 31, 2020.

Net charge-offs were $321,000 in 2021 compared to net charge-offs of $464,000 during the same period in 2020.  Net charge-offs on an annualized basis as a percentage of average loans were 0.03% in 2021 compared to 0.05% and 0.12% in 2020. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers.  Management believes that the COVID-19 pandemic continue to have an impact in 2022 and, accordingly, has maintained a qualitative allocation related to the COVID-19 pandemic in evaluating its allowance for loan losses.  Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the impact of the COVID-19 pandemic on ChoiceOne.

ChoiceOne has allocated approximately $1.1 million of its allowance for loan losses at December 31, 2021 compared to $2.2 million at December 31, 2020, to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic, as follows:

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

Loans highly affected and moderately affected based on their commercial industry category have been allocated an additional 20 basis points and 10 basis points, respectively. ChoiceOne has also allocated 10 basis points to all retail loan categories. It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors. These allocations have declined from their highest levels at December 31, 2020, as ChoiceOne has seen improvements in customer, industry, and economic conditions related to the effects of the pandemic. ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. Management will continue to monitor charge-offs, changes in the level of nonperforming loans, changes within the composition of the loan portfolio and the impact of the COVID-19 pandemic, and it will adjust the provision and allowance for loan losses as determined to be necessary.

Noninterest Income

Total noninterest income declined $3.5 million in 2021 compared to 2020.  Total noninterest income in 2020 was bolstered by heightened levels of refinancing activity within ChoiceOne's mortgage portfolio, with gains on sales of loans $3.7 million higher than in 2021.  Customer service charges increased $1.4 million in 2021 compared to the prior year.  Prior year service charges were depressed by stay-at-home orders during the COVID-19 pandemic.  Current year service charges also included the effect from the merger with Community Shores, which closed on July 1, 2020.  The stock market dipped sharply in March 2020 related to the COVID-19 pandemic, which affected securities held by ChoiceOne. Since that time ChoiceOne has seen the value of equity investments held climb to pre-pandemic levels. The change in the market value of equity securities was $634,000 higher in 2021, when compared to the prior year. It is also noted that ChoiceOne performed a restructuring of its security portfolio in the second quarter of 2020, which provided $1.3 million of additional noninterest income in 2020 compared to 2021.

Noninterest Expense

Total noninterest expense increased $2.0 million in the year ended December 31, 2021, compared to the year ended December 31, 2020.  Much of the increase in 2021 was caused by the increase in scale related to the merger with Community Shores.  During 2021, ChoiceOne hired six experienced commercial lenders, opened a loan production office in Wyoming, Michigan, and added four experienced members to the wealth management team.  These increases were offset by declines in professional fees of $707,000, data processing of $576,000, and supplies and postage of $230,000.  These reductions in expenses in 2021 are related to synergies from the merger with Community Shores and fees incurred in 2020 related to the merger with Community Shores.

Income Taxes

Income tax expense was $1.2 million higher in 2021 than in 2020. The increase is related to additional pre-tax income offset by the effect of merger-related expenses in 2020.  The effective tax rate was 17% in 2021 and 2020.

Financial Condition

Summary

Total assets grew $447.3 million in the twelve months ended December 31, 2021, while deposit growth during the twelve months ended December 31, 2021 was $377.7 million.  Despite the large increase in deposits, ChoiceOne has been able to maintain low deposit costs; interest expense from deposits decreased $873,000 during the year ended December 31, 2021 compared to the year ended December 31, 2020.  Excluding PPP loans, loans held for sale, and loans held at other financial institutions, ChoiceOne grew loans by $52.1 million during 2021.  Management expects the remaining PPP loans to be forgiven in the first half of 2022.

Securities

The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2021	2020
Equity securities	$8,492	$2,896

Available for Sale Securities
U.S. Government and federal agency	$2,008	$2,051
U.S. Treasury notes and bonds	91,979	2,056
State and municipal	534,847	320,368
Mortgage-backed	433,115	246,723
Corporate	20,642	3,589
Asset-backed securities	16,294	-
Total	$1,098,885	$574,787

Total investment securities increased $530.6 million from December 31, 2020 to December 31, 2021.  Approximately $637.9 million of securities were purchased in 2021. Securities totaling $14.6 million were called or matured in 2021. Principal payments for municipal and mortgage-backed securities totaling $39.6 million were received during 2021. Approximately $29.7 million of securities were sold during 2021 for a net loss of $40,000.  The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $7.5 million as of December 31, 2021. As of December 31, 2020, equity securities included an MMP of $1.0 million and common stock of $1.9 million.

Loans

The Company’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2021	2020
Agricultural	$64,819	$53,735
Commercial and industrial	203,024	303,527
Consumer	35,174	34,014
Real estate - commercial	525,884	469,247
Real estate - construction	19,066	16,639
Real estate - residential	168,881	192,506
Loans, gross	$1,016,848	$1,069,668

The loan portfolio (excluding loans held for sale and loans to other financial institutions) decreased $52.8 million from December 31, 2020 to December 31, 2021.  If PPP loans are also excluded the portfolio grew by $52.1 million during the same time period.

The Bank entered into an agreement during 2018 to provide a line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. The balance of the lines of credit held by the Bank was $42.6 million as of December 31, 2021 compared to $35.2 million as of December 31, 2020.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2021	2020
Loans accounted for on a nonaccrual basis	$1,727	$6,707
Loans contractually past due 90 days or more as to principal or interest payments	-	-
Loans considered troubled debt restructurings which are not included above	3,816	1,537
Total	$5,543	$8,244

Nonaccrual loans included $313,000 in agricultural loans, $285,000 in commercial and industrial loans, $279,000 in commercial real estate loans, and $850,000 in residential real estate loans as of December 31, 2021.  Nonaccrual loans included $348,000 in agricultural loans, $1.8 million in commercial and industrial loans, $8,000 in consumer loans, $3.1 million in commercial real estate loans, $80,000 in construction real estate loans, and $1.4 million in residential real estate loans as of December 31, 2020.  Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $1.8 million in agricultural loans, $73,000 in commercial and industrial loans, 601,000 in commercial real estate loans and $1.3 million in residential real estate loans at December 31, 2021, compared to $196,000 in commercial real estate loans and $1.3 million in residential real estate loans at December 31, 2020.

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the CARES Act states that COVID-19 related modifications on loans that were current as of December 31, 2019 are not TDRs.  As of December 31, 2020, ChoiceOne had granted deferments on approximately 750 loans with loan balances totaling $148 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report.  All deferments had resumed payments in accordance with loan terms as of June 30, 2021.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. There were no loans fitting this description as of December 31, 2021, compared to $26.1 million as of December 31, 2020.

Deposits and Other Funding Sources

The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2021	2020
Noninterest-bearing demand deposits	$560,931	$477,654
Interest-bearing demand deposits	665,482	471,346
Money market deposits	218,211	191,681
Savings deposits	425,626	337,332
Local certificates of deposit	182,044	196,565
Brokered certificates of deposit	-	-
Total deposits	$2,052,294	$1,674,578

Total deposits increased $377.7 million from December 31, 2020 to December 31, 2021.  Much of the growth was due to the various stimulus programs offered as a result of the COVID-19 pandemic.

As of December 31, 2021, borrowings consisted of Federal Home Loan Bank ("FHLB") advances of $50.0 million.  Total borrowings increased in 2021 as management invested in earning assets.  FHLB advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $127.5 million at December 31, 2021. Approximately $69.3 million of additional FHLB advances were available as of December 31, 2021 based on the collateral pledged by the Bank.

In 2022, management will continue to focus its marketing efforts toward growth in local deposits. If local deposit growth is insufficient to support asset growth, management believes that advances from the FHLB and brokered certificates of deposit can address corresponding funding needs.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios. ChoiceOne also holds $3.1 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment.

Shareholders’ Equity

Total shareholders' equity declined $5.6 million in 2021. Accumulated other comprehensive income declined $13.6 million in 2021 as a result of market value declines in ChoiceOne’s available for sale securities. The change was caused by increases in certain general market interest rates since the beginning of 2021. The reduction in common stock and paid in capital resulted from ChoiceOne's repurchase of approximately 309,000 shares for $7.8 million, or a weighted average all-in cost per share of $25.17, during 2021. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted. This program replaced and superseded all prior repurchase programs for ChoiceOne.

Note 20 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Bank at the end of 2021 and 2020. Management will monitor these capital ratios during 2022 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered "well capitalized" by regulatory guidelines. At December 31, 2021, the Bank was categorized as "well-capitalized" under the Basel III framework.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2021:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$182,044	$149,991	$25,170	$6,491	$392
Borrowings	50,000	50,000	-	-	-
Cumulative Preferred Securities	3,190	(101)	(202)	(202)	3,695
ChoiceOne Subordinated Debenture	31,827	(144)	(288)	(241)	32,500
Operating leases	657	221	284	152	-
Other obligations	227	68	118	19	22
Total	$267,945	$200,035	$25,082	$6,219	$36,609

Liquidity and Interest Rate Risk

Net cash from operating activities was $37.7 million in 2021 compared to $8.5 million in 2020. Net cash used in investing activities was $521.4 million in 2021 compared to cash used of $250.8 million in 2020. The change was caused by higher net purchases of securities in 2021 compared to 2020 offset by higher loan payments due to PPP loan forgiveness than loan originations in 2021.  Net cash flows from financing activities were a positive $436.0 million in 2021 compared to a positive $262.2 million in 2020. The change was caused by more growth in deposits in 2021 and higher proceeds from borrowings and subordinated debt in 2021 compared to 2020.

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

Management believes that the current level of liquidity is sufficient to meet the Bank's normal operating needs. This belief is based upon the availability of deposits from both the local and national markets, maturities of securities, normal loan repayments, income retention, federal funds purchased, lines of credit from correspondent banks, and advances available from the FHLB. Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Relatively short-term liquid funds exist in the form of lines of credit to purchase federal funds at correspondent banks. As of December 31, 2021, the amount of federal funds available for purchase from the Bank's correspondent banks totaled approximately $134.5 million. ChoiceOne’s federal funds purchased balance was $0 as of December 31, 2021 and December 31, 2020. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $196.5 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through local deposit growth, maturities of securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. Approximately $69.4 million of additional borrowing capacity was available from the FHLB based on agricultural real estate loans and residential real estate loans pledged as collateral at the end of 2021. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

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

	Year Ended December 31,
(In Thousands, Except Per Share Data)	2021	2020

Income before income tax	$26,498	$18,885
Adjustment for pre-tax merger expenses	-	3,219
Adjusted income before income tax	26,498	22,104

Income tax expense	4,456	3,272
Tax impact of adjustment for pre-tax merger expenses	-	505
Adjusted income tax expense	4,456	3,777

Net income	22,042	15,613
Adjustment for pre-tax merger expenses, net of tax impact	-	2,714
Adjusted net income	$22,042	$18,327

Basic earnings per share	$2.87	$2.08
Effect of merger expenses, net of tax impact	-	0.36
Adjusted basic earnings per share	$2.87	$2.44

Diluted earnings per share	$2.86	$2.07
Effect of merger expenses, net of tax impact	-	0.36
Adjusted diluted earnings per share	$2.86	$2.43

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

Management performed its annual qualitative assessment of goodwill as of June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of the COVID-19 pandemic on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity.  ChoiceOne’s stock price per share was less than its book value as of December 31, 2021. This indicated that goodwill may be impaired and resulted in management performing another qualitative goodwill impairment assessment as of the year ended December 31, 2021.  As a result of the analysis, management concluded that it was more-likely-than-not that the fair value of the reporting unit was greater than the carrying value.  This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, revenue for the year ended December 31, 2021 reflected significant and continuing growth in ChoiceOne's interest income, as well as net Small Business Administration fees related to Paycheck Protection Program loans.  Based on the results of the qualitative analysis, management believed that a quantitative analysis was not necessary as of December 31, 2021.

Taxes

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2021, management determined that no valuation allowance was necessary.

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2021
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$8,492	$-	$-	$-	$8,492
Securities available for sale	88,300	53,738	218,381	738,466	1,098,885
Federal Home Loan Bank stock	3,824	-	-	-	3,824
Federal Reserve Bank stock	-	-	-	5,064	5,064
Loans held for sale	9,351	-	-	-	9,351
Loans to other financial institutions	42,632	-	-	-	42,632
Loans	247,874	196,556	497,906	74,512	1,016,848
Cash surrender value of life insurance policies	-	-	-	43,356	43,356
Rate-sensitive assets	$400,473	$250,294	$716,287	$861,398	$2,228,452

Liabilities
Interest-bearing demand deposits	$665,482	$-	$-	$-	$665,482
Money market deposits	218,211	-	-	-	218,211
Savings deposits	425,626	-	-	-	425,626
Certificates of deposit	51,577	98,414	31,661	392	182,044
Borrowings	50,000	-	-	-	50,000
Subordinated debentures	(61)	(184)	31,568	3,694	35,017
Rate-sensitive liabilities	$1,410,835	$98,230	$63,229	$4,086	$1,576,380
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(1,010,362)	$152,064	$653,058	$857,312	$652,072
Cumulative asset (liability) gap	$(1,010,362)	$(858,298)	$(205,240)	$652,072

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 43% at December 31, 2021, compared to 63% at December 31, 2020. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, and money market deposits in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2022. As interest rates change, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2021, management used a simulation model to subject its assets and liabilities up to an immediate 400 basis point increase. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders' equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2021 and 2020:

Table 6 – Sensitivity to Changes in Interest Rates

	2021
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$60,978	-%	$345,361	-21%
300 basis point rise	60,627	-1%	383,202	-13%
200 basis point rise	60,058	-1%	416,435	-5%
100 basis point rise	60,482	-1%	437,975	-%
Base rate scenario	60,970	-%	439,144	-%
100 basis point decline	59,132	-3%	390,180	-11%
200 basis point decline	57,503	-6%	326,201	-26%
300 basis point decline	56,502	-7%	325,906	-26%
400 basis point decline	56,264	-8%	325,839	-26%

	2020
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
400 basis point rise	$57,184	8%	$394,977	5%
300 basis point rise	55,380	5%	404,998	8%
200 basis point rise	54,106	3%	405,238	8%
100 basis point rise	43,420	1%	398,862	6%
Base rate scenario	52,722	-%	376,571	-%
100 basis point decline	51,341	-3%	304,778	-19%
200 basis point decline	50,125	-5%	277,058	-26%
300 basis point decline	49,177	-7%	276,744	-27%
400 basis point decline	48,968	-7%	276,317	-27%

As of December 31, 2021, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 300 and 400 basis points scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 100 and 200 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. As of December 31, 2020, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and down 200 basis points scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 300 and 400 basis points down scenarios for the market value of shareholders’ equity was slightly higher than the policy guidelines. The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Current Factor Adjustments – Refer to Notes 1 and 3 to the consolidated financial statements

Critical Audit Matter Description

The general component of management’s estimate of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors.  Management’s adjustment for current factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, experience and ability of lending staff, national and economic trends and conditions, industry conditions, trends in real estate values, and other conditions.  Identification of factors to consider and adjustments to those factors involve management’s judgement.

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

Auburn Hills, Michigan

March 17, 2022

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
Assets
Cash and due from banks	$31,537	$79,169
Time deposits in other financial institutions	350	350
Cash and cash equivalents	31,887	79,519

Equity securities at fair value (Note 2)	8,492	2,896
Securities available for sale (Note 2)	1,098,885	574,787
Federal Home Loan Bank stock	3,824	3,824
Federal Reserve Bank stock	5,064	4,180
Loans held for sale	9,351	12,921
Loans to other financial institutions	42,632	35,209
Loans (Note 3)	1,016,848	1,069,668
Allowance for loan losses (Note 3)	(7,688)	(7,593)
Loans, net	1,009,160	1,062,075

Premises and equipment, net (Note 5)	29,880	29,489
Other real estate owned, net (Note 7)	194	266
Cash value of life insurance policies	43,356	32,751
Goodwill (Note 6)	59,946	60,506
Core deposit intangible (Note 6)	3,962	5,269
Other assets	20,049	15,650
Total assets	$2,366,682	$1,919,342

Liabilities
Deposits – noninterest-bearing (Note 8)	$560,931	$477,654
Deposits – interest-bearing (Note 8)	1,491,363	1,196,924
Total deposits	2,052,294	1,674,578

Borrowings (Note 9)	50,000	9,327
Subordinated debentures (Note 10)	35,017	3,089
Other liabilities (Notes 11)	7,702	5,080
Total liabilities	2,145,013	1,692,074

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,510,379 at December 31, 2021 and 7,796,352 at December 31, 2020 (Note 14)	171,913	178,750
Retained earnings	52,332	37,490
Accumulated other comprehensive income, net	(2,576)	11,028
Total shareholders’ equity	221,669	227,268
Total liabilities and shareholders’ equity	$2,366,682	$1,919,342

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

	Years Ended
(Dollars in thousands, except per share data)	December 31,
	2021	2020	2019
Interest income
Loans, including fees	$48,657	$46,874	$26,777
Securities:
Taxable	10,260	5,891	3,956
Tax exempt	5,617	2,684	1,472
Other	84	266	268
Total interest income	64,618	55,715	32,473

Interest expense
Deposits	3,305	4,178	4,188
Advances from Federal Home Loan Bank	22	220	455
Other	650	246	57
Total interest expense	3,977	4,644	4,700

Net interest income	60,641	51,071	27,773
Provision for loan losses	416	4,000	-
Net interest income after provision for loan losses	60,225	47,071	27,773

Noninterest income
Customer service charges	8,628	7,252	5,277
Insurance and investment commissions	765	541	310
Mortgage servicing rights (Note 4)	2,335	3,180	822
Gains on sales of loans (Note 4)	4,441	8,133	1,129
Net (losses) gains on sales of securities (Note 2)	(40)	1,308	22
Net (losses) gains on sales and write-downs of other assets (Note 7)	6	(13)	55
Earnings on life insurance policies	809	772	773
Trust income	790	739	162
Change in market value of equity securities	479	(155)	-
Other	981	941	618
Total noninterest income	19,194	22,698	9,168

Noninterest expense
Salaries and benefits (Note 13 and 14)	29,300	26,539	14,401
Occupancy and equipment (Note 5)	6,168	5,783	3,557
Data processing	6,189	6,765	3,210
Professional fees	3,009	3,716	3,112
Supplies and postage	614	844	407
Advertising and promotional	848	588	528
Intangible amortization (Note 6)	1,307	1,498	353
FDIC insurance	804	450	45
Other	4,682	4,701	2,863
Total noninterest expense	52,921	50,884	28,476

Income before income tax	26,498	18,885	8,465
Income tax expense	4,456	3,272	1,294

Net income	$22,042	$15,613	$7,171

Basic earnings per share (Note 15)	$2.87	$2.08	$1.58
Diluted earnings per share (Note 15)	$2.86	$2.07	$1.58
Dividends declared per share	$0.94	$0.82	$1.40

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended
(Dollars in thousands)	December 31,
	2021	2020	2019
Net income	$22,042	$15,613	$7,171

Other comprehensive income:
Changes in net unrealized gains (losses) on investment securities available for sale, net of tax expense (benefit) of $(3,625), $2,846, and $583 for the years ended December 31, 2021, 2020, and 2019, respectively.	(13,636)	10,708	2,246

Reclassification adjustment for realized (loss) gain on sale of investment securities available for sale included in net income, net of tax (benefit) expense of $7, $275, and $5 for the years ended December 31, 2021, 2020, and 2019, respectively.	32	(1,033)	(18)

Change in adjustment for postretirement benefits, net of tax expense (benefit) of $0, $(33), and $(5) for the years ended December 31, 2021, 2020, and 2019, respectively.	-	(125)	(18)

Other comprehensive income (loss), net of tax	(13,604)	9,550	2,210

Comprehensive income	$8,437	$25,163	$9,381

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2019	3,616,483	$54,523	$26,686	$(732)	$80,477

Net income			7,171		7,171
Other comprehensive income				2,210	2,210
Shares issued	8,118	25			25
Shares repurchased	(2,228)	(67)			(67)
Effect of employee stock purchases		14			14
Stock options exercised and issued (1)	3,913	78			78
Stock-based compensation expense		398			398
Restricted stock units issued	14,930				-
Merger with County Bank Corp, net of issuance costs	3,603,872	107,639			107,639
Cash dividends declared ($1.40 per share)			(5,806)		(5,806)

Balance, December 31, 2019	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			15,613		15,613
Other comprehensive income				9,550	9,550
Shares issued	19,583	451			451
Effect of employee stock purchases		24			24
Stock options exercised and issued (1)	7,261				-
Stock-based compensation expense		171			171
Restricted stock units issued	365				-
Merger with Community Shores Bank Corporation	524,055	15,494			15,494
Cash dividends declared ($0.82 per share)			(6,174)		(6,174)

Balance, December 31, 2020	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			22,042		22,042
Other comprehensive income (loss)				(13,604)	(13,604)
Shares issued	23,301	509			509
Effect of employee stock purchases		25			25
Stock-based compensation expense		415			415
Shares repurchased	(309,274)	(7,786)			(7,786)
Cash dividends declared ($0.94 per share)			(7,200)		(7,200)

Balance, December 31, 2021	7,510,379	$171,913	$52,332	$(2,576)	$221,669

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

	Years Ended
(Dollars in thousands)	December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$22,042	$15,613	$7,171
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	416	4,000	-
Depreciation	2,624	2,721	1,610
Amortization	9,801	4,985	1,517
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	812	512	373
Net (gains) losses on sales of securities	40	(1,308)	(22)
Net change in market value of equity securities	(479)	155	-
Gains on sales of loans	(6,776)	(11,313)	(1,951)
Loans originated for sale	(197,387)	(326,286)	(63,920)
Proceeds from loan sales	205,398	325,306	62,763
Earnings on bank-owned life insurance	(778)	(772)	(485)
Proceeds from BOLI policy	204	-	605
Earnings on death benefit from bank-owned life insurance	(31)	-	(288)
(Gains) on sales of other real estate owned	(19)	(64)	(54)
Write downs of ORE	-	80	-
Proceeds from sales of other real estate owned	611	1,384	938
Costs capitalized to other real estate	-	(19)	-
Deferred federal income tax expense	924	202	310
Net change in:
Other assets	(5,418)	(3,186)	2,128
Other liabilities	5,715	(3,532)	(1,493)
Net cash provided by operating activities	37,699	8,478	9,202

Cash flows from investing activities:
Sales of securities available for sale	29,742	121,942	178,450
Sales of equity securities	-	-	463
Maturities, prepayments and calls of securities available for sale	54,202	48,787	47,816
Purchases of securities available for sale	(637,943)	(375,670)	(209,763)
Purchase of bank-owned life insurance policies	(10,000)	-	-
Purchase of Federal Reserve Bank stock	-	-	(1)
Loan originations and payments, net	45,384	(79,594)	(485)
Additions to premises and equipment	(2,759)	(1,852)	(766)
Cash received from merger with Community Shores Bank Corporation	-	35,636	-
Cash received from merger with County Bank Corp	-	-	20,638
Net cash (used in)/provided by investing activities	(521,374)	(250,751)	36,352

Cash flows from financing activities:
Net change in deposits	377,716	292,145	3,986
Net change in fed funds purchased	-	-	(8,600)
Proceeds from borrowings	87,500	10,050	115,000
Payments on borrowings	(14,326)	(33,921)	(110,035)
Issuance of common stock	139	134	142
Repurchase of common stock	(7,786)	-	(67)
Cash dividends and fractional shares from merger	(7,200)	(6,174)	(5,815)
Cash related to equity issuance for merger	-	-	(297)
Net cash provided by/(used in) financing activities	436,043	262,234	(5,686)

Net change in cash and cash equivalents	(47,632)	19,961	39,868
Beginning cash and cash equivalents	79,519	59,558	19,690

Ending cash and cash equivalents	$31,887	$79,519	$59,558

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,718	$4,872	$4,500
Cash paid for income taxes	3,251	5,001	1,035
Loans transferred to other real estate owned	520	372	347

See accompanying notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. ("ChoiceOne"), its wholly-owned subsidiary, ChoiceOne Bank (the "Bank"), and ChoiceOne Bank’s wholly-owned subsidiary. ChoiceOne Insurance Agencies, Inc. (the "Insurance Agency"). Intercompany transactions and balances have been eliminated in consolidation.

ChoiceOne owns all of the common securities of Community Shores Capital Trust I (the “Capital Trust”).  Under U.S. generally accepted accounting principles ("GAAP"), the Capital Trust is not consolidated because it is a variable interest entity and ChoiceOne is not the primary beneficiary.

Recent Mergers

On July 1, 2020, ChoiceOne completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2020 and December 31, 2021 include the impact of the merger.

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp. ("County") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2019,  December 31, 2020, and December 31, 2021 include the impact of the merger.

The Coronavirus (COVID-19) Outbreak

Consistent with federal banking agencies' “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus,” ChoiceOne is working with its borrowers affected by the COVID-19 pandemic. ChoiceOne granted deferrals on numerous loans to borrowers affected by the pandemic; however, as of June 30, 2021, all deferments had resumed payments in accordance with loan terms.

In addition, ChoiceOne processed over $126 million in Paycheck Protection Program ("PPP") loans in 2020 and acquired an additional $37 million in PPP loans in the merger with Community Shores. ChoiceOne originated an additional $89.1 million in PPP loans in 2021. PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part. Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are recognized into interest income. During the year ended December 31, 2021, $192.5 million of PPP loans were forgiven resulting in $5.2 million of fee income compared to $23.4 million of PPP loans forgiven resulting in $3.0 million of fee income in 2020.  $33.1 million in PPP loans and $1.2 million in deferred PPP fee income remains outstanding as of December 31, 2021.  Management expects the remaining PPP loans to be forgiven in the first half of 2022.

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

Together, the Bank and ChoiceOne's other direct and indirect subsidiaries account for substantially all of ChoiceOne’s assets, revenues and operating income.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the COVID-19 pandemic, and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. Actual results may differ from these estimates. Estimates associated with the allowance for loan losses are particularly susceptible to change.

Cash and Cash Equivalents

Cash and cash equivalents are defined to include cash on hand, demand deposits with other banks, and federal funds sold. Cash flows are reported on a net basis for customer loan and deposit transactions, deposits with other financial institutions, and short-term borrowings with original terms of 90 days or less.

Securities

Debt securities are classified as available for sale because they might be sold before maturity. Debt securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported separately in the accumulated other comprehensive income or loss section of shareholders’ equity, net of tax effect. Restricted investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost. Equity securities consist of investments in preferred stock and investments in common stock of other financial institutions. Equity securities are reported at their fair value with changes in market value reported through current earnings.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level-yield method without anticipating prepayments. Gains or losses on sales are recorded on the trade date based on the amortized cost of the security sold.

Management evaluates debt securities for other-than-temporary impairment ("OTTI") on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The evaluation of securities includes consideration given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether ChoiceOne has the intent to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. In analyzing an issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market.  Loans to other financial institutions are excluded from Note 3. As of December 31, 2021 and 2020 none of the loans to other financial institutions were classified as impaired or nonaccrual.  No loans to other financial institutions were impaired, nonaccrual, or past due greater than 30 days as of December 31, 2021 or December 31, 2020.

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

The allowance for loan losses consists of general and specific components. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component of management's estimate of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors. Management's adjustment for current factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, experience and ability of lending staff, national and economic trends and conditions, industry conditions, trends in real estate values, and other conditions.

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as Troubled Debt Restructurings ("TDR"). A loan is a TDR when the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying a loan. To make this determination, the Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) the Bank granted the borrower a concession. This determination requires consideration of all facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties. Commercial loans are evaluated for impairment on an individual loan basis. If a loan is considered impaired or if a loan has been classified as a TDR, a portion of the allowance for loan losses is allocated to the loan so that it is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans such as consumer and residential real estate mortgage loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Goodwill and Intangible Assets

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

Core Deposit Intangible

Core deposit intangible represents the value of the acquired customer core deposit bases and is included as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 120 month period and is subject to periodic impairment evaluation.

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

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2021	2020
Unrealized gain (loss) on available for sale securities	$(3,261)	$13,959
Unrecognized gains on post-retirement benefits	—	—
Tax effect	685	(2,931)
Accumulated other comprehensive income (loss)	$(2,576)	$11,028

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2021.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank was  $0 at both December 31, 2021 and 2020, as the Federal Reserve revoked the reserve requirement due to COVID- 19.

Leases

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

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

Operating Segments

While ChoiceOne’s management monitors the revenue streams of various products and services for the Bank and the Insurance Agency, operations and financial performance are evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Recent Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles ("GAAP") with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered smaller reporting filers with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting filer as of the measurement date. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the 2021 presentation.

Note 2 – Securities

The fair value of equity securities and the related gross unrealized gains recognized in noninterest income at December 31 were as follows:

December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,953	$665	$(126)	$8,492

December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$2,836	$60	$-	$2,896

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,001	$7	$-	$2,008
U.S. Treasury notes and bonds	93,267	23	(1,311)	91,979
State and municipal	528,252	10,704	(4,109)	534,847
Mortgage-backed	441,383	781	(9,049)	433,115
Corporate	20,856	19	(233)	20,642
Asset-backed securities	16,387	-	(93)	16,294
Total	$1,102,146	$11,534	$(14,795)	$1,098,885

	December 31, 2020
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,007	$44	$-	$2,051
U.S. Treasury notes and bonds	1,996	60	-	2,056
State and municipal	307,201	13,191	(24)	320,368
Mortgage-backed	246,085	1,510	(872)	246,723
Corporate	3,539	51	(1)	3,589
Total	$560,828	$14,856	$(897)	$574,787

Information regarding sales of securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2021	2020	2019
Proceeds from sales of securities	$29,742	$121,942	$178,913
Gross realized gains	0	1,308	22
Gross realized losses	(40)	-	-

Contractual maturities of equity securities and securities available for sale at December 31, 2021 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$25,111	$25,310
Due after one year through five years	49,146	50,979
Due after five years through ten years	474,166	480,614
Due after ten years	112,340	108,867
Total debt securities	660,763	665,770
Mortgage-backed securities	441,383	433,115
Equity securities	7,953	8,492
Total	$1,110,099	$1,107,377

Certain securities were pledged as collateral for participation in a program that provided Community Reinvestment Act credits. The carrying amount of the securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2021	2020
Securities pledged for Community Reinvestment Act credits	$273	$278

Securities with unrealized losses at year-end 2021 and 2020, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2021
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	89,958	1,311	-	-	89,958	1,311
State and municipal	130,001	3,253	15,237	856	145,238	4,109
Mortgage-backed	261,560	5,709	86,974	3,340	348,534	9,049
Corporate	17,369	233	-	-	17,369	233
Asset-backed securities	16,294	93	-	-	16,294	93
Total temporarily impaired	$515,182	$10,599	$102,211	$4,196	$617,393	$14,795

	2020
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	-	-	-	-
State and municipal	8,950	24	-	-	8,950	24
Mortgage-backed	75,126	866	9,994	6	85,120	872
Corporate	453	1	-	-	453	1
Asset-backed securities	-	-	-	-	-	-
Total temporarily impaired	$84,529	$891	$9,994	$6	$94,523	$897

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2021 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2021 or 2020.

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2021	2020	2019

Net gains and losses recognized during the period	$479	$(155)	$-
Less: Net gains and losses recognized during the period on securities sold	-	-	(5)

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$479	$(155)	$5

At December 31, 2021, there were 247 securities with an unrealized loss, compared to 22 securities with an unrealized loss as of December 31, 2020.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2021	2020
Agricultural	$64,819	$53,735
Commercial and industrial	203,024	303,527
Consumer	35,174	34,014
Real estate - commercial	525,884	469,247
Real estate - construction	19,066	16,639
Real estate - residential	168,881	192,506
Loans, gross	$1,016,848	$1,069,668
Allowance for Loan Losses	(7,688)	(7,593)
Loans, net	$1,009,160	$1,062,075

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

The table below details the outstanding balances of the County Bank Corp. acquired portfolio and the acquisition fair value adjustments at acquisition date:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,894)	(2,079)
Carrying balance at acquisition date	$4,616	$385,500	$390,116

The table below presents a roll-forward of the accretable yield on County Bank Corp. acquired loans for the year ended December 31, 2021:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance, January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance, January 1, 2021	135	1,524	1,659
Transfer from non-accretable to accretable yield	400	-	400
Accretion January 1, 2021 through December 31, 2021	(247)	(95)	(342)
Balance, December 31, 2021	$288	$1,429	$1,717

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

The table below presents a roll-forward of the accretable yield on Community Shores Bank Corporation acquired loans for the year ended December 31, 2021:

(Dollars in thousands)	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, January 1, 2020	843	455	1,298
Accretion January 1, 2021 through December 31, 2021	(321)	(258)	(579)
Balance, December 31, 2021	$522	$197	$719

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	—	(195)	(370)	(111)	—	—	—	(676)
Recoveries	—	86	214	48	—	7	—	355
Provision	191	236	129	(410)	13	(636)	893	416
Ending balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688

Individually evaluated for impairment	$251	$95	$2	$9	$—	$146	$—	$503

Collectively evaluated for impairment	$197	$1,359	$288	$3,696	$110	$525	$1,010	$7,185

Loans
December 31, 2021
Individually evaluated for impairment	$2,616	$339	$14	$273	$—	$2,191		$5,433
Collectively evaluated for impairment	62,203	197,656	35,148	515,528	19,066	164,647		994,248
Acquired with deteriorated credit quality	—	5,029	12	10,083	—	2,043		17,167
Ending balance	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881		$1,016,848

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	(15)	(148)	(329)	(254)	-	(8)	-	(754)
Recoveries	-	57	204	10	-	19	-	290
Provision	(199)	763	172	2,759	21	649	(165)	4,000
Ending balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593

Individually evaluated for impairment	$-	$19	$1	$157	$-	$254	$-	$431

Collectively evaluated for impairment	$257	$1,308	$316	$4,021	$97	$1,046	$117	$7,162

Loans
December 31, 2020
Individually evaluated for impairment	$348	$1,663	$8	$3,032	$80	$2,720		$7,851
Collectively evaluated for impairment	53,387	295,154	33,982	453,681	16,559	186,982		1,039,745
Acquired with deteriorated credit quality	-	6,710	24	12,534	-	2,804		22,072
Ending balance	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506		$1,069,668

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2019
Beginning balance	$481	$892	$254	$1,926	$38	$537	$545	$4,673
Charge-offs	-	(83)	(292)	(589)	-	(25)	-	(989)
Recoveries	65	22	136	26	-	124	-	373
Provision	(75)	(176)	172	300	38	4	(263)	-
Ending balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057

Individually evaluated for impairment	$103	$-	$4	$13	$-	$235	$-	$355

Collectively evaluated for impairment	$368	$655	$266	$1,650	$76	$405	$282	$3,702

Loans
December 31, 2019
Individually evaluated for impairment	$924	$259	$17	$2,288	$-	$2,434		$5,922
Collectively evaluated for impairment	56,415	141,583	38,524	323,358	13,411	215,106		788,397
Acquired with deteriorated credit quality	-	6,241	313	733	-	442		7,729
Ending balance	$57,339	$148,083	$38,854	$326,379	$13,411	$217,982		$802,048

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

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020	2021	2020
Pass	$61,864	$50,185	$201,202	$294,614	$519,537	$453,080
Special Mention	339	3,202	300	4,101	778	6,006
Substandard	2,616	348	1,266	4,812	5,569	8,925
Doubtful	-	-	256	-	-	1,236
	$64,819	$53,735	$203,024	$303,527	$525,884	$469,247

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2021	2020	2021	2020	2021	2020
Performing	$35,174	$34,006	$19,066	$16,559	$168,031	$191,125
Nonperforming	-	-	-	-	-	-
Nonaccrual	-	8	-	80	850	1,381
	$35,174	$34,014	$19,066	$16,639	$168,881	$192,506

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2021 and 2020, loans in the process of foreclosure totaled $813,000 and $337,000, respectively.

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the year ended December 31, 2021. There were no new TDRs in 2020.

	Year Ended December 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
	Loans	Investment	Investment
Agricultural	5	$1,803	$1,803
Commercial and Industrial	4	270	270
Commercial Real Estate	2	619	619
Total	11	$2,692	$2,692

The following schedule provides information on TDRs as of December 31, 2021 where the borrower was past due with respect to principal and/or interest for 30 days during the year ended December 31, 2021, which loans had been modified and classified as TDRs during the year prior to the default.  There were no TDRs as of December 31, 2020 where the borrower was past due with respect to principal and/or interest for 30 days or more during year ended December 31, 2020, which loans had been modified and classified as TDRs during the year prior to the default.

	Year Ended
	December 31, 2021
(Dollars in thousands)	Number	Recorded
	of Loans	Investment
Commercial Real Estate	1	185
Total	1	$185

The federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” on March 22, 2020 and subsequently issued a revised statement on April 7, 2020. These statements encourage financial institutions to work constructively with borrowers affected by COVID-19, and provide that short-term modifications to loans made on a good faith basis to borrowers who were current as of the implementation date of the statements are not considered TDRs. Further, Section 4013 of the CARES Act states that COVID-19 related modifications made during 2020 and 2021 on loans that were current as of December 31, 2019 are not TDRs. As of December 31, 2020, ChoiceOne had granted deferments on approximately 750 loans with loan balances totaling $148 million which, in reliance on the statements of federal banking agencies and the CARES Act, are not reflected as TDRs in this report.  All deferments had resumed payments in accordance with loan terms as of June 30, 2021.

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2021
With no related allowance recorded
Agricultural	$314	$428	$-	$598	$-
Commercial and industrial	-	-	-	596	-
Consumer	-	-	-	-	-
Construction real estate	-	-	-	16	-
Commercial real estate	94	94	-	1,117	5
Residential real estate	164	172	-	228	-
Subtotal	572	694	-	2,555	5
With an allowance recorded
Agricultural	2,302	2,302	251	1,873	139
Commercial and industrial	339	363	95	226	5
Consumer	14	15	2	4	-
Construction real estate	-	-	-	-	-
Commercial real estate	179	179	9	456	10
Residential real estate	2,027	2,084	146	2,177	64
Subtotal	4,861	4,943	503	4,736	218
Total
Agricultural	2,616	2,730	251	2,471	139
Commercial and industrial	339	363	95	822	5
Consumer	14	15	2	4	-
Construction real estate	-	-	-	16	-
Commercial real estate	273	273	9	1,573	15
Residential real estate	2,191	2,256	146	2,405	64
Total	$5,433	$5,637	$503	$7,291	$223

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With no related allowance recorded
Agricultural	$348	$434	$-	$329	$-
Commercial and industrial	1,516	1,629	-	464	2
Consumer	-	-	-	1	-
Construction real estate	80	80	-	16	-
Commercial real estate	1,852	2,664	-	1,495	14
Residential real estate	162	162	-	99	3
Subtotal	3,958	4,969	-	2,404	19
With an allowance recorded
Agricultural	-	-	-	152	-
Commercial and industrial	147	147	19	111	12
Consumer	8	8	1	16	-
Construction real estate	-	-	-	-	-
Commercial real estate	1,180	1,180	157	897	35
Residential real estate	2,558	2,651	254	2,330	87
Subtotal	3,893	3,986	431	3,506	134
Total
Agricultural	348	434	-	481	-
Commercial and industrial	1,663	1,776	19	575	14
Consumer	8	8	1	17	-
Construction real estate	80	80	-	16	-
Commercial real estate	3,032	3,844	157	2,392	49
Residential real estate	2,720	2,813	254	2,429	90
Total	$7,851	$8,955	$431	$5,910	$153

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2019
With no related allowance recorded
Agricultural	$545	$545	$-	$146	$10
Commercial and industrial	259	340	-	104	9
Consumer	-	-	-	-	-
Construction real estate	-	-	-	-	-
Commercial real estate	1,882	2,471	-	782	30
Residential real estate	42	42	-	133	4
Subtotal	2,728	3,398	-	1,165	53
With an allowance recorded
Agricultural	379	439	103	388	-
Commercial and industrial	-	-	-	86	1
Consumer	17	18	4	48	-
Construction real estate	-	-	-	-	-
Commercial real estate	406	406	13	975	32
Residential real estate	2,392	2,460	235	2,486	83
Subtotal	3,194	3,323	355	3,983	116
Total
Agricultural	924	984	103	534	10
Commercial and industrial	259	340	-	190	10
Consumer	17	18	4	48	-
Construction real estate	-	-	-	-	-
Commercial real estate	2,288	2,877	13	1,757	62
Residential real estate	2,434	2,502	235	2,619	87
Total	$5,922	$6,721	$355	$5,148	$169

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2021
Agricultural	$-	$-	$-	$-	$64,819	$64,819	$-
Commercial and industrial	21	-	88	109	202,915	203,024	-
Consumer	70	15	-	85	35,089	35,174	-
Commercial real estate	422	13	279	714	525,170	525,884	-
Construction real estate	1,149	1,235	-	2,384	16,682	19,066	-
Residential real estate	1,489	306	454	2,249	166,632	168,881	-
	$3,151	$1,569	$821	$5,541	$1,011,307	$1,016,848	$-

December 31, 2020
Agricultural	$-	$-	$-	$-	$53,735	$53,735	$-
Commercial and industrial	-	109	515	624	302,903	303,527	-
Consumer	39	-	-	39	33,975	34,014	-
Commercial real estate	532	44	1,744	2,320	466,927	469,247	-
Construction real estate	1,076	180	80	1,336	15,303	16,639	-
Residential real estate	1,563	256	352	2,171	190,335	192,506	-
	$3,210	$589	$2,691	$6,490	$1,063,178	$1,069,668	$-

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2021	2020
Agricultural	$313	$348
Commercial and industrial	285	1,802
Consumer	-	8
Commercial real estate	279	3,088
Construction real estate	-	80
Residential real estate	850	1,381
	$1,727	$6,707

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2021	2020	2019
Loans originated for resale, net of principal payments	$197,387	$326,286	$63,920
Proceeds from loan sales	205,398	325,306	62,763
Net gains on sales of loans held for sale	6,776	11,313	1,951
Loan servicing fees, net of amortization	(163)	(129)	82

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $481.9 million and $404.2 million at December 31, 2021 and 2020, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2021 and 2020.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2021	2020	2019
Balance, beginning of year	$3,967	$2,131	$1,049
Capitalized	1,961	3,554	822
Amortization	(1,635)	(1,344)	(453)
Market valuation allowance change	374	(374)	-
Acquired from merger with County Bank Corp.	-	-	713
Balance, end of year	$4,667	$3,967	$2,131

The fair value of loan servicing rights was $5,521,000 and $3,967,000 as of December 31, 2021 and 2020, respectively. Valuation allowances of $0 and $373,000 were recorded at  December 31, 2021 and December 31, 2020, respectively. The fair value of the Bank’s servicing rights at  December 31, 2021 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5% to 27%.  The fair value of the Bank’s servicing rights at  December 31, 2020 was determined using a discount rate of 7.75% and prepayment speeds ranging from 7% to 26%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2021	2020
Land and land improvements	$8,888	$8,753
Leasehold improvements	69	69
Buildings	26,091	25,985
Furniture and equipment	11,145	10,687
Total cost	46,193	45,494
Accumulated depreciation	(16,313)	(16,005)
Premises and equipment, net	$29,880	$29,489

Depreciation expense was $2.6 million, $2.7 million and $1.6 million for 2021, 2020 and 2019, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $153,000, $83,000, and $72,000 for 2021, 2020 and 2019, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2022	$221
2023	169
2024	115
2025	106
2026	46
Total undiscounted cash flows	657
Less discount	27
Total operating lease liabilities	$630

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2021	2020
Balance, beginning of year	$60,506	$52,870
Goodwill adjustment from merger with County Bank Corp.	-	(277)
Acquired goodwill from merger with Community Shores Bank Corporation	-	7,913
Goodwill adjustment from merger with Community Shores Bank Corporation	(560)	-
Balance, end of year	$59,946	$60,506

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

Management performed its annual qualitative assessment of goodwill as of June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of the COVID-19 pandemic on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that reductions in both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the most recent quantitative assessment, which was performed as of November 30, 2020. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions. Despite ChoiceOne's market capitalization declining slightly from  November 30, 2020 to  June 30, 2021, ChoiceOne's financial performance remained positive. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of ChoiceOne’s operations, from a qualitative perspective, exceeded the carrying value as of  June 30, 2021 and impairment of goodwill was not necessary.

ChoiceOne’s stock price per share was less than its book value as of December 31, 2021. This indicated that goodwill may be impaired and resulted in management performing another qualitative goodwill impairment assessment as of the year ended December 31, 2021.  As a result of the analysis, management concluded that it was more-likely-than-not that the fair value of the reporting unit was greater than the carrying value.  This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, revenue for the year ended December 31, 2021 reflected significant and continuing growth in ChoiceOne's interest income, as well as net Small Business Administration fees related to Paycheck Protection Program loans.  Based on the results of the qualitative analysis, management believed that a quantitative analysis was not necessary as of December 31, 2021.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 is as follows:

	2021		2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$7,120	$3,158	$7,120	$1,851

The core deposit intangible from the County and Community Shores mergers is being amortized on a sum-of-the-years digits basis over ten years and eight years, respectively.  Amortization expense was $1,307,000 in 2021 and $1,498,000 in 2020.  The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2022	$1,153
2023	955
2024	757
2025	560
2026	362
Thereafter	175
Total	$3,962

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2021	2020	2019

Balance, beginning of year	$266	$929	$102
Transfers from loans	520	391	347
Additions from merger	-	346	1,364
Proceeds from sales	(611)	(1,384)	(938)
Write-downs	-	(80)	-
Gains on sales	19	64	54
Balance, end of year	$194	$266	$929

Included in the balances above were residential real estate mortgage loans of $80,000, $61,000, and $175,000 as of December 31, 2021, 2020, and 2019, respectively, and $114,000, $205,000, and $754,000 of commercial real estate loans as of December 31, 2021, 2020, and 2019 respectively.

Note 8 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2021	2020

Noninterest-bearing demand deposits	$560,931	$477,654
Interest-bearing demand deposits	665,482	471,346
Money market deposits	218,211	191,681
Savings deposits	425,626	337,332
Local certificates of deposit	182,044	196,565
Total deposits	$2,052,294	$1,674,578

Scheduled maturities of certificates of deposit as of  December 31, 2021 were as follows:

(Dollars in thousands)

2022	$149,991
2023	19,641
2024	5,529
2025	3,759
2026	2,732
Thereafter	392
Total	$182,044

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $87.3 million and $88.2 million at December 31, 2021 and 2020, respectively. The Bank held $0 in brokered certificates of deposit at December 31, 2021 and 2020. In addition, the Bank had $13.7 million and $12.7 million of certificates of deposit as of December 31, 2021, and December 31, 2020, respectively, that had been issued through the Certificate of Deposit Account Registry Service ("CDARS").

Note 9 – Borrowings

Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2021	2020

Maturity of January 2022 with fixed interest rate of .21%	$50,000	$-
Maturity of November 2024 with fixed interest rate of 3.98%	-	161
Total advances outstanding at year-end	$50,000	$161

Fees of $16,000 were charged on a fixed rate advance that was paid prior to maturity during 2021. No fixed rate advances were paid prior to maturity in 2020. Advances were secured by agricultural loans and residential real estate loans with a carrying value of approximately $127.5 million and $158.2 million at December 31, 2021 and December 31, 2020, respectively. Based on this collateral, the Bank was eligible to borrow an additional $69.3 million at year-end 2021.  FHLB Advances mature in January 2022.

Holding Company Term Loan

ChoiceOne obtained a $10,000,000 term note in June 2020.  Part of the proceeds from the note were used to fund the cash portion of the consideration paid in the Community Shores merger.  The note would have matured in June 2023; however, the note was paid off with a line of credit in June 2021.

At  December 31, information regarding the holding company term loan was as follows:

(Dollars in thousands)	2021	2020

Maturity of June 2023 with floating interest rate of 3.00%	$-	$9,167

In June 2021, ChoiceOne obtained a $20,000,000 line of credit with an annual renewal.  The line carries a floating rate of prime rate with a floor of 3.25%.  The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.  ChoiceOne was in compliance with all covenants as of December 31, 2021.  The line of credit balance was $0 at December 31, 2021.

Note 10 – Subordinated Debentures

The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and the rate was 2.27% at  December 31, 2021 and 2.29% at  December 31, 2020. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  The notes will initially bear interest at a fixed interest rate of 3.25% per annum until September 3, 2026, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate ("SOFR") plus 255 basis points until the notes’ maturity on September 3, 2031. The notes are redeemable by ChoiceOne, in whole or in part, on or after September 3, 2026, and at any time upon the occurrence of certain events. The notes have been structured to qualify as Tier 2 capital for ChoiceOne for regulatory capital purposes.  ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios.

During the third quarter of 2021, ChoiceOne used a portion of the proceeds from this private placement to pay off $2.6 million of other outstanding debt and an additional $5.0 million of proceeds was downstreamed to the Bank.

Note 11 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2021	2020	2019
Provision for Income Taxes
Current federal income tax expense	$3,532	$3,070	$984
Deferred federal income tax expense/(benefit)	924	202	310
Income tax expense	$4,456	$3,272	$1,294

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21%	$5,565	$3,966	$1,778
Tax exempt interest income	(1,190)	(574)	(320)
Tax exempt earnings on bank-owned life insurance	(170)	(162)	(162)
Tax credits	(284)	(240)	(218)
Nondeductible merger expenses	-	182	164
Disallowed interest expense	74	64	13
Other items	461	36	39
Income tax expense	$4,456	$3,272	$1,294

Effective income tax rate	17%	17%	15%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2021	2020
Deferred tax assets:
Purchase accounting adjustments from mergers with County
and Community Shores	$1,374	$1,953
Allowance for loan losses	1,614	1,595
Unrealized losses on securities available for sale	685	-
Net operating loss carryforward	544	851
Deferred loan fees	319	466
Write-downs of other real estate owned	-	326
Other	354	380
Total deferred tax assets	4,890	5,571

Deferred tax liabilities:
Unrealized gains on securities available for sale	-	2,931
Purchase accounting adjustments from mergers with County
and Community Shores	1,107	1,403
Loan servicing rights	980	833
Depreciation	540	653
Interest rate lock commitments	-	177
Other	323	230
Total deferred tax liabilities	2,950	6,227
Net deferred tax asset (liability)	$1,940	$(656)

As of December 31, 2021, deferred tax assets included federal net operating loss carryforwards of approximately $2.6 million which was acquired through the merger with Community Shores.  The loss carryforwards expire at various dates from 2031 to 2035.  Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.  Under Code Section 382, ChoiceOne is limited to applying approximately $185,000 of net operating losses per year.

Note 12 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2021	2020

Balance, beginning of year	$20,724	$10,563
New loans	13,188	12,211
Repayments	(9,912)	(5,125)
Loans acquired from merger	-	3,075
Balance, end of year	$24,000	$20,724

Deposits from executive officers, directors and their affiliates were $16.8 million and $14.7 million at December 31, 2021 and 2020, respectively.

Note 13 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $627,000, $465,000, and $233,000 in 2021, 2020, and 2019, respectively.

Post-retirement Benefits Plan:

ChoiceOne maintains an unfunded post-retirement health care plan, which permits employees (and their dependents) the ability to participate upon retirement from ChoiceOne. ChoiceOne does not pay any portion of the health care premiums charged to its retired participants. A liability would be accrued for the obligation under this plan. Effective in December 2020, ChoiceOne curtailed the plan to the extent that it would be no longer offered to future retirees.  Current retirees receiving the benefit were not affected.  As a result of the curtailment, ChoiceOne realized a recovery of post-retirement benefit expense of $10,000 in 2021, compared to recoveries of $222,000 and $14,000 in 2020 and 2019, respectively. The post-retirement obligation liability was $0 as of December 31, 2021 and $10,000 as of December 31, 2020.

Note 14 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted was $15,000 in 2021, $15,000 in 2020, and $53,000 in 2019.  The Stock Incentive Plan of 2012 was approved by the Company’s shareholders at the Annual Meeting held on April 25, 2012. The Stock Incentive Plan of 2012, as amended effective May 23, 2018, provides for the issuance of up to 200,000 shares of common stock. At  December 31, 2021, there were 76,467 shares available for future grants.

A summary of stock options activity during the year ended December 31, 2021 was as follows:

		Weighted	Weighted
		average	average
		exercise	Grant Date
	Shares	price	Fair Value

Options outstanding at January 1, 2021	20,631	$25.30	$3.46
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited or expired	-	-	-
Options outstanding, end of year	20,631	$25.30	$3.36

Options exercisable at December 31, 2021	8,631	$22.60	$3.22

The exercise prices for options outstanding and exercisable at the end of 2021 ranged from $20.86 to $25.65 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2021 was approximately 4.81 years.

The intrinsic value of all outstanding stock options and exercisable stock options was $34,000 and $82,000 respectively, at  December 31, 2021 and December 31, 2020. The aggregate intrinsic values of outstanding and exercisable options at  December 31, 2021 were calculated based on the closing market price of the Company’s common stock on December 31, 2021 of $26.49 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2021 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	12,000	-	7.44
$25.65	3,000	3,000	6.51
$20.86	3,306	3,306	5.36
$21.13	2,325	2,325	4.02

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2021, there was $4,000 in unrecognized compensation expense related to stock options.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units outstanding as of December 31, 2021 vest on the three year anniversary of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $320,000, $157,000, and $349,000 in 2021, 2020, and 2019, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for restricted stock units outstanding during the year ended December 31, 2021 is presented below:

Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2021	18,989	$28.20
Granted	19,575	28.50
Vested	-
Forfeited	(2,880)	28.20
Outstanding at December 31, 2021	35,684	$28.36

At  December 31, 2021, there were 35,684 restricted stock units outstanding with an approximate stock value of $945,000 based on ChoiceOne’s  December 31, 2021 stock price. At  December 31, 2020, there were 18,989 restricted stock units outstanding with an approximate stock value of $585,000 based on ChoiceOne’s  December 31, 2020 stock price. As a result of the merger with County, all unvested stock awards granted prior to October 1, 2019 vested upon completion of the merger.  The grant date fair value of restricted stock units granted was $558,000 and $306,000 in 2021 and 2020, respectively.  The cost is expected to be recognized over a weighted average period of 1.63 years.  As of December 31, 2021, there was $503,000 of unrecognized compensation cost related to unvested shares granted.

Note 15 - Earnings Per Share

(Dollars in thousands, except share data)
	2021	2020	2019
Basic
Net income	$22,042	$15,613	$7,171

Weighted average common shares outstanding	7,685,459	7,521,771	4,528,786

Basic earnings per common shares	$2.87	$2.08	$1.58

Diluted
Net income	$22,042	$15,613	$7,171

Weighted average common shares outstanding	7,685,459	7,521,771	4,528,786
Plus dilutive stock options and restricted stock units	17,255	9,846	10,489

Weighted average common shares outstanding and potentially dilutive shares	7,702,714	7,531,617	4,539,275

Diluted earnings per common share	$2.86	$2.07	$1.58

Stock options considered anti-dilutive to earnings per share were 15,000, 0, and 0 as of December 31, 2021, December 31, 2020, and December 31, 2019, respectively. This calculation is based on the average stock price during the year.

Note 16 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2021	2020
Assets
Cash	$17,622	$11,939
Equity securities at fair value	2,555	1,884
Securities available for sale	-	-
Other assets	553	292
Investment in subsidiaries	236,462	228,895
Total assets	$257,192	$243,010

Liabilities
Term loan	$-	$9,167
Subordinated debentures	31,827	-
Trust preferred securities	3,190	3,089
Other liabilities	506	3,486
Total liabilities	35,523	15,742

Shareholders' equity	221,669	227,268
Total liabilities and shareholders’ equity	$257,192	$243,010

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
Interest income
Interest and dividends from ChoiceOne Bank	$6,125	$12,942	$4,011
Interest and dividends from other securities	10	13	50
Total interest income	6,135	12,955	4,061

Interest expense
Borrowings	645	239	-

Net interest income	5,490	12,716	4,061

Noninterest income
Gains on sales of securities	-	26	8
Change in market value of equity securities	554	(155)	(114)
Other	4	-	-
Total noninterest income	558	(129)	(106)

Noninterest expense
Salaries and benefits	-	1,201	339
Professional fees	15	1,093	1,517
Other	203	217	492
Total noninterest expense	218	2,511	2,348

Income before income tax and equity in undistributed net income of subsidiary	5,830	10,076	1,607
Income tax (expense)/benefit	64	431	261
Income before equity in undistributed net income of subsidiary	5,894	10,507	1,868
Equity in undistributed net income of subsidiary	16,148	5,106	5,303
Net income	$22,042	$15,613	$7,171

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$22,042	$15,613	$7,171
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(16,148)	(5,106)	(5,303)
Amortization	101	51	14
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	787	488	359
Net gain on sale of securities	-	(26)	(8)
Change in market value of equity securities	(554)	155	114
Changes in other assets	(260)	582	(344)
Changes in other liabilities	(2,982)	551	1,485
Net cash from operating activities	2,986	12,308	3,488

Cash flows from investing activities:
Sales of securities	-	958	1,102
Purchases of securities	(117)	(200)	-
Investment in Subsidiary	(5,000)	-	-
Cash acquired from mergers with Community Shores Bank Corporation and County Bank Corp.	-	142	1,038
Net cash from investing activities	(5,117)	900	2,140

Cash flows from financing activities:
Issuance of common stock	139	134	142
Repurchase of common stock	(7,786)	-	(67)
Proceeds from borrowings	36,827	10,000	-
Payments on borrowings	(14,166)	(833)	-
Cash used as part of equity issuance for merger	-	(5,387)	(297)
Cash dividends paid	(7,200)	(6,174)	(5,815)
Net cash from financing activities	7,814	(2,260)	(6,037)

Net change in cash	5,683	10,948	(409)
Beginning cash	11,939	991	1,400
Ending cash	$17,622	$11,939	$991

Note 17 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets
Cash and cash equivalents	$31,887	$31,887	$31,887	$-	$-
Equity securities at fair value	8,492	8,492	6,724	-	1,768
Securities available for sale	1,098,885	1,098,885	-	1,077,835	21,050
Federal Home Loan Bank and Federal Reserve Bank stock	8,888	8,888	-	8,888	-
Loans held for sale	9,351	9,632	-	9,632	-
Loans to other financial institutions	42,632	42,632	-	42,632	-
Loans, net	1,009,160	999,393	-	-	999,393
Accrued interest receivable	8,211	8,211	-	8,211	-
Interest rate lock commitments	172	172	-	172	-

Liabilities
Noninterest-bearing deposits	560,931	560,931	-	560,931	-
Interest-bearing deposits	1,491,363	1,491,135	-	1,491,135	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,017	33,414	-	33,414	-
Accrued interest payable	441	441	-	441	-

December 31, 2020
Assets
Cash and due from banks	$79,519	$79,519	$79,519	$-	$-
Equity securities at fair value	2,896	2,896	1,411	-	1,485
Securities available for sale	574,787	574,787	-	563,364	11,423
Federal Home Loan Bank and Federal Reserve Bank stock	8,004	8,004	-	8,004	-
Loans held for sale	12,921	13,350	-	13,350	-
Loans to other financial institutions	35,209	35,209	-	35,209	-
Loans, net	1,062,075	1,057,786	-	-	1,057,786
Accrued interest receivable	6,521	6,521	-	6,521	-
Interest rate lock commitments	842	842	-	842	-

Liabilities
Noninterest-bearing deposits	477,654	477,654	-	477,654	-
Interest-bearing deposits	1,196,924	1,197,964	-	1,197,964	-
Borrowings	9,327	9,143	-	9,143	-
Subordinated debentures	3,089	3,089	-	3,089	-
Accrued interest payable	183	183	-	183	-

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans follows the guidance in ASU 2016-01 which prescribes an “exit price” approach, which incorporates discounts for credit, liquidity, and marketability. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of loans also included the mark to market adjustments related to the Company’s mergers.

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

Note 18 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and December 31, 2020, and the valuation techniques used by the Company to determine those fair values.

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

There were no liabilities measured at fair value as of December 31, 2020 or December 31, 2021. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2021
Equity securities	$6,724	$-	$1,768	$8,492

Investment Securities, Available for Sale - December 31, 2021
U. S. Government and federal agency	$-	$2,008	$-	$2,008
U. S. Treasury notes and bonds	-	91,979	-	91,979
State and municipal	-	514,797	20,050	534,847
Mortgage-backed	-	433,115	-	433,115
Corporate	-	19,642	1,000	20,642
Asset-backed Securities	-	16,294	-	16,294
Total	$-	$1,077,835	$21,050	$1,098,885

Equity Securities Held at Fair Value - December 31, 2020
Equity securities	$1,411	$-	$1,485	$2,896

Investment Securities, Available for Sale - December 31, 2020
U. S. Government and federal agency	$-	$2,051	$-	$2,051
U. S. Treasury notes and bonds	-	2,056	-	2,056
State and municipal	-	309,945	10,423	320,368
Mortgage-backed	-	246,723	-	246,723
Corporate	-	2,589	1,000	3,589
Total	$-	$563,364	$11,423	$574,787

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2021	2020
Equity Securities Held at Fair Value
Balance, January 1	$1,485	$1,472
Total realized and unrealized gains included in noninterest income	166	13
Net purchases, sales, calls, and maturities	117	-
Balance, December 31	$1,768	$1,485

Investment Securities, Available for Sale
Balance, January 1	$11,423	$12,367
Total realized and unrealized gains included in income	-	-
Total unrealized gains/(losses) included in other comprehensive income	1,720	512
Net purchases, sales, calls, and maturities	7,907	(1,456)
Balance, December 31	$21,050	$11,423

Of the Level 3 assets that were held by the Company at  December 31, 2021, the net unrealized gain as of  December 31, 2021 was $591,000, compared to $889,000 as of   December 31, 2020.  The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $8,839,000 and $1,642,000 of Level 3 securities were purchased in 2021 and 2020, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2021	$5,433	$-	$-	$5,433
December 31, 2020	$7,851	$-	$-	$7,851

Other Real Estate
December 31, 2021	$194	$-	$-	$194
December 31, 2020	$266	$-	$-	$266

Mortgage Loan Servicing Rights
December 31, 2020	$3,967	$-	$3,967	$-

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2021		2020
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$63,001	$275,170	$48,622	$231,667
Commitments to fund loans (at market rates)	72,257	25,545	10,691	3,954

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 2.375% to 6.00% and maturities ranging from 1 year to 30 years.

Note 20 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2021 and 2020, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$ 204,353	14.4%	$ 113,604	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	160,338	11.3	63,902	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	164,838	11.6	85,203	6.0	N/A	N/A
Tier 1 capital (to average assets)	164,838	7.4	89,415	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$ 182,275	12.9%	$ 113,444	8.0%	$ 141,806	10.0%
Common equity Tier 1 capital (to risk weighted assets)	174,587	12.3	63,813	4.5	92,174	6.5
Tier 1 capital (to risk weighted assets)	174,587	12.3	85,083	6.0	113,444	8.0
Tier 1 capital (to average assets)	174,587	7.8	89,289	4.0	111,611	5.0

December 31, 2020
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$ 162,558	13.2%	$ 98,835	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	150,465	12.2	55,595	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	150,465	12.2	74,126	6.0	N/A	N/A
Tier 1 capital (to average assets)	150,465	8.3	72,281	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$ 159,684	12.9%	$ 98,683	8.0%	$ 123,353	10.0%
Common equity Tier 1 capital (to risk weighted assets)	152,091	12.3	55,509	4.5	80,180	6.5
Tier 1 capital (to risk weighted assets)	152,091	12.3	74,012	6.0	98,683	8.0
Tier 1 capital (to average assets)	152,091	8.4	72,208	4.0	90,259	5.0

Banking regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2021, approximately $26.6 million was available for the Bank to pay dividends to ChoiceOne. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

Note 21 – Business Combinations

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

During 2021 management finalized accounting for certain loans and deferred tax accounts, resulting in measurement period adjustments increasing the acquisition date fair value of loans by $828,000 and decreasing the acquisition date fair value of other assets by $268,000. As a result, goodwill recognized as a result of the acquisition was reduced by $560,000.

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

During 2020, management finalized accounting for acquired loans and deferred taxes. As a result, the acquisition date fair value of loans was decreased by $238,000, other liabilities were decreased by $502,000, and goodwill recognized as a result of the acquisition was reduced by $276,000.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2021, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2021, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne's Board of Directors and Executive Officers and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2022, is incorporated herein by reference.

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

The information under the captions “Executive Compensation” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2022, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2022, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2021:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	56,315	$9.27	84,832
Equity compensation plans not approved by security holders	-	-	183,055
Total	56,315	$9.27	267,887

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Amended and Restated Executive Stock Incentive Plan and the Employee Stock Purchase Plan. As of December 31, 2021, 76,467 shares remained available for future issuance under the Stock Incentive Plan of 2012 and 8,365 shares remained available for future issuance under the Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. No further future issuances of shares are permitted under the Amended and Restated Executive Stock Incentive Plan other than upon the exercise of outstanding stock options.

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are the only equity compensation plans not approved by security holders. The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation. Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The Directors' Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company's common stock thereunder and the Directors' Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company. As of December 31, 2021, 91,633 shares remained available for issuance under the Directors' Equity Compensation Plan and 91,422 shares remained available for issuance under the Directors' Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2022, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2022, is incorporated herein by reference.

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Auburn Hills, Michigan

PCAOB ID: 166

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2021 and 2020.

		Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020, and 2019.

		Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 17, 2021.

	(2)	Financial Statement Schedules. None.

Exhibit	Document

3.1

Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-A filed February 4, 2020. Here incorporated by reference.

3.2

Bylaws of ChoiceOne Financial Services, Inc., as currently in effect and any amendments thereto. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed April 21, 2021. Here incorporated by reference.

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

4.4

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

Copies of any exhibits will be furnished to shareholders upon written request. Requests should be directed to: Adom J. Greenland, Secretary, Chief Financial Officer and Treasurer, ChoiceOne Financial Services, Inc., 109 East Division, Sparta, Michigan, 49345.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 18, 2022
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and	March 18, 2022
Kelly J. Potes	Director (Principal Executive Officer)

/s/ Adom J. Greenland	Chief Financial Officer and Treasurer (Principal Financial and	March 18, 2022
Adom J. Greenland	Accounting Officer)

*/s/ Jack G. Hendon	Chairman of the Board and Director	March 18, 2022
Jack G. Hendon

*/s/ Greg L. Armock	Director	March 18, 2022
Greg L. Armock

*/s/ Keith Brophy	Director	March 18, 2022
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 18, 2022
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 18, 2022
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 18, 2022
Eric E. Burrough

*/s/ David H. Bush	Director	March 18, 2022
David H. Bush

*/s/ Bruce J. Cady	Director	March 18, 2022
Bruce J. Cady

*/s/ Patrick A. Cronin	Director	March 18, 2022
Patrick A. Cronin

*/s/ Gregory A. McConnell	Director	March 18, 2022
Gregory A. McConnell

*/s/ Bradley F. McGinnis	Director	March 18, 2022
Bradley F. McGinnis

*/s/ Nels W. Nyblad	Director	March 18, 2022
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 18, 2022
Roxanne M. Page

*By /s/ Adom J. Greenland
Attorney-in-Fact