Form 10-Q
period 2022-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2022-05-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the Registrant had outstanding 7,493,521 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands)	2022	2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$89,626	$31,537
Time deposits in other financial institutions	350	350
Cash and cash equivalents	89,976	31,887

Equity securities, at fair value (Note 2)	8,282	8,492
Securities available for sale, at fair value (Note 2)	641,048	1,098,885
Securities held to maturity (Note 2)	429,918	-
Federal Home Loan Bank stock	3,493	3,824
Federal Reserve Bank stock	5,064	5,064
Loans held for sale	13,450	9,351
Loans to other financial institutions	-	42,632
Loans (Note 3)	1,027,406	1,016,848
Allowance for loan losses (Note 3)	(7,601)	(7,688)
Loans, net	1,019,805	1,009,160

Premises and equipment, net	29,678	29,880
Other real estate owned, net	172	194
Cash value of life insurance policies	43,520	43,356
Goodwill	59,946	59,946
Core deposit intangible	3,660	3,962
Other assets	28,766	20,049
Total assets	$2,376,778	$2,366,682

Liabilities
Deposits – noninterest-bearing	$565,657	$560,931
Deposits – interest-bearing	1,579,944	1,491,363
Total deposits	2,145,601	2,052,294
Borrowings	-	50,000
Subordinated debentures	35,078	35,017
Other liabilities	4,981	7,702
Total liabilities	2,185,660	2,145,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,489,812 at March 31, 2022 and 7,510,379 at December 31, 2021	171,492	171,913
Retained earnings	55,988	52,332
Accumulated other comprehensive loss, net	(36,362)	(2,576)
Total shareholders’ equity	191,118	221,669
Total liabilities and shareholders’ equity	$2,376,778	$2,366,682

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2022	2021
Interest income
Loans, including fees	$12,298	$12,682
Securities:
Taxable	3,507	1,856
Tax exempt	1,655	1,097
Other	14	20
Total interest income	17,474	15,655

Interest expense
Deposits	783	880
Advances from Federal Home Loan Bank	1	1
Other	369	86
Total interest expense	1,153	967

Net interest income	16,321	14,688
Provision for loan losses	-	250
Net interest income after provision for loan losses	16,321	14,438

Noninterest income
Customer service charges	2,189	1,920
Insurance and investment commissions	205	273
Gains on sales of loans	804	2,146
Net gains on sales of securities	-	1
Net gains on sales and write downs of other assets	171	5
Earnings on life insurance policies	280	186
Trust income	178	172
Change in market value of equity securities	(356)	608
Other	374	289
Total noninterest income	3,845	5,600

Noninterest expense
Salaries and benefits	7,606	7,168
Occupancy and equipment	1,625	1,555
Data processing	1,744	1,429
Professional fees	510	729
Supplies and postage	191	100
Advertising and promotional	132	145
Intangible amortization	282	307
FDIC insurance	225	152
Other	1,375	943
Total noninterest expense	13,690	12,528

Income before income tax	6,476	7,510
Income tax expense	948	1,272

Net income	$5,528	$6,238

Basic earnings per share (Note 4)	$0.74	$0.80
Diluted earnings per share (Note 4)	$0.74	$0.80
Dividends declared per share	$0.25	$0.22

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2022	2021
Net income	$5,528	$6,238

Other comprehensive income:
Changes in net unrealized gains on investment securities available for sale, net of tax (benefit)/expense of ($8,981) and ($3,560) for the three months ended March 31, 2022 and March 31, 2021, respectively.	(33,786)	(13,393)

Reclassification adjustment for realized (gain) loss on sale of investment securities available for sale included in net income, net of tax expense (benefit) of $0 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively.	0	(1)

Other comprehensive income (loss), net of tax	(33,786)	(13,394)

Comprehensive income (loss)	$(28,258)	$(7,156)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			6,238		6,238
Other comprehensive loss				(13,394)	(13,394)
Shares issued	4,732	175			175
Effect of employee stock purchases	1,201	4			4
Stock-based compensation expense	-	64			64
Cash dividends declared ($0.22 per share)			(1,716)		(1,716)

Balance, March 31, 2021	7,802,285	$178,993	$42,012	$(2,366)	$218,639

Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			5,528		5,528
Other comprehensive loss				(33,786)	(33,786)
Shares issued	5,332	133			133
Effect of employee stock purchases		7			7
Stock-based compensation expense		121			121
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($0.25 per share)			(1,872)		(1,872)

Balance, March 31, 2022	7,489,812	$171,492	$55,988	$(36,362)	$191,118

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$5,528	$6,238
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	-	250
Depreciation	672	646
Amortization	2,673	1,949
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	226	214
Net gains on sales of securities	-	(1)
Net change in market value of equity securities	356	(608)
Gains on sales of loans	(804)	(2,146)
Loans originated for sale	(29,531)	(72,727)
Proceeds from loan sales	25,896	68,637
Earnings on bank-owned life insurance	(280)	(186)
Proceeds from BOLI policy	130	-
Earnings on death benefit from bank-owned life insurance	(14)	-
(Gains)/losses on sales of other real estate owned	(41)	(4)
Proceeds from sales of other real estate owned	235	270
Deferred federal income tax (benefit)/expense	248	506
Net change in:
Other assets	173	(3,952)
Other liabilities	(2,665)	3,124
Net cash provided by operating activities	2,802	2,210

Cash flows from investing activities:
Maturities, prepayments and calls of securities available for sale	13,157	12,918
Maturities, prepayments and calls of securities held to maturity	1,078	-
Purchases of securities available for sale	(28,197)	(179,221)
Purchases of securities held to maturity	(3,160)	-
Proceeds from redemption of Federal Home Loan Bank stock	331	-
Loan originations and payments, net	31,816	63,084
Additions to premises and equipment	(526)	(1,038)
Net cash provided by (used in) investing activities	14,499	(104,257)

Cash flows from financing activities:
Net change in deposits	93,307	165,386
Net change in short term borrowings	(50,000)	(5,843)
Issuance of common stock	35	29
Repurchase of common stock	(682)	-
Cash dividends	(1,872)	(1,716)
Net cash provided by financing activities	40,788	157,856

Net change in cash and cash equivalents	58,089	55,809
Beginning cash and cash equivalents	31,887	79,519

Ending cash and cash equivalents	$89,976	$135,328

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,413	$1,021
Cash paid for income taxes	-	-
Loans transferred to other real estate owned	172	123

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, the Consolidated Statements of Income for the three-month periods ended March 31, 2022 and March 31, 2021, the Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and March 31, 2021, the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and March 31, 2021, and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and March 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

To prepare financial statements in conformity with GAAP, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties, including changes in interest rates and other general economic, business and political conditions, including the effects of the COVID-19 pandemic, and its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic. Actual results may differ from these estimates. Estimates associated with the allowance for loan losses are particularly susceptible to change.

Investment Securities

Investment securities for which ChoiceOne has the intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost.  Investment securities not classified as held to maturity are classified as available for sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. ChoiceOne determines the appropriate classification of investment securities at the time of purchase and reassesses the classification at each reporting date.

Loans to Other Financial Institutions

ChoiceOne Bank entered into an agreement with another financial institution to fund mortgage loans. Loans to other financial institutions are purchased participating interests in individual advances made to mortgage bankers nation-wide from an unaffiliated originating bank. The originating bank services these loans and cash flows on the individual advances (principal, interest, and fees) which are allocated pro-rata based on ownership in the participating interest, less fees paid for the servicing activity. The underlying collateral is generally made up of 1-4 family first residential mortgages owned by the mortgage banker and held for sale in the secondary market and have been underwritten using secondary market underwriting standards prior to purchasing the participating interest. Once the mortgage banker delivers the loan to the secondary market, the advance is required to be paid off, including ChoiceOne Bank’s participating interest. If the advance (in which ChoiceOne Bank has a participating interest) is outstanding over 90 days, the originating bank has the right to request the participating interest be paid off by the mortgage banker. There was no participating interest as of March 31, 2022.

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

Stock Transactions

A total of 3,698 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $98,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2022. A total of 1,634 shares for a cash price of $35,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2022.  ChoiceOne repurchased 25,899 shares for $682,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered smaller reporting companies with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting company as of the measurement date. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.

NOTE 2 – SECURITIES

During the three months ended March 31, 2022, ChoiceOne reassessed and transferred, at fair value $428.4 million of securities classified as available for sale to the held to maturity classification.  The net unrealized pre-tax loss of $3.4 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities.  No gains or losses were recognized at the time of the transfer.  The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.6 million after tax as of March 31, 2022.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

March 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,100	$545	$(363)	$8,282

December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,953	$665	$(126)	$8,492

The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in accumulated other comprehensive income:

	March 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$-	$-	$-	$-
U.S. Treasury notes and bonds	93,154	8	(6,671)	86,491
State and municipal	334,907	443	(22,962)	312,388
Mortgage-backed	240,062	19	(13,412)	226,669
Corporate	1,255	4	(4)	1,255
Asset-backed securities	14,465	-	(220)	14,245
Total	$683,843	$474	$(43,269)	$641,048

Held to Maturity:
U.S. Government and federal agency	$2,962	$-	$(195)	$2,767
U.S. Treasury notes and bonds	-	-	-	-
State and municipal	204,201	2	(17,668)	186,535
Mortgage-backed	204,165	30	(13,533)	190,662
Corporate	17,161	-	(606)	16,555
Asset-backed securities	1,429	-	(37)	1,392
Total	$429,918	$32	$(32,039)	$397,911

	December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,001	$7	$-	$2,008
U.S. Treasury notes and bonds	93,267	23	(1,311)	91,979
State and municipal	528,252	10,704	(4,109)	534,847
Mortgage-backed	441,383	781	(9,049)	433,115
Corporate	20,856	19	(233)	20,642
Asset-backed securities	16,387	-	(93)	16,294
Total	$1,102,146	$11,534	$(14,795)	$1,098,885

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three months ended March 31, 2022 or in the same period in2021. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of March 31, 2022, the fair value of securities available for sale and the amortized cost of securities held to maturity as of March 31, 2022.  Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	2,007	-	84,484	-	86,491
State and municipal	17,913	34,667	185,902	73,906	312,388
Corporate	501	508	246	-	1,255
Asset-backed securities	-	10,305	3,940	-	14,245
Total debt securities	20,421	45,480	274,572	73,906	414,379

Mortgage-backed securities	13,689	84,660	119,303	9,017	226,669
Equity securities	-	1,000	-	7,282	8,282
Total Available for Sale	$34,110	$131,140	$393,875	$90,205	$649,330

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Government and federal agency	$-	$-	$2,962	$-	$2,962
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	2,755	4,608	97,764	99,074	204,201
Corporate	-	250	15,911	1,000	17,161
Asset-backed securities	-	1,429	-	-	1,429
Total debt securities	2,755	6,287	116,637	100,074	225,753

Mortgage-backed securities	3,511	44,972	155,682	-	204,165
Equity securities	-	-	-	-	-
Total Held to Maturity	$6,266	$51,259	$272,319	$100,074	$429,918

Following is information regarding unrealized gains and losses on equity securities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

Net gains and (losses) recognized during the period	$(356)	$608
Less: Net gains and (losses) recognized during the period on securities sold	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(356)	$608

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs	—	(31)	(112)	-	—	-	—	(143)
Recoveries	—	2	52	1	—	1	—	56
Provision	(61)	327	74	(16)	(73)	(83)	(168)	-
Ending balance	$387	$1,752	$304	$3,690	$37	$589	$842	$7,601

Individually evaluated for impairment	$253	$116	$3	$9	$—	$167	$—	$548

Collectively evaluated for impairment	$134	$1,636	$301	$3,681	$37	$422	$842	$7,053

Loans
March 31, 2022
Individually evaluated for impairment	$2,542	$356	$32	$157	$—	$1,853		$4,940
Collectively evaluated for impairment	59,076	194,024	36,108	527,743	15,669	174,206		1,006,826
Acquired with deteriorated credit quality	—	4,534	11	9,352	—	1,743		15,640
Ending balance	$61,618	$198,914	$36,151	$537,252	$15,669	$177,802		$1,027,406

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	-	(74)	(71)	(48)	-	-	-	(193)
Recoveries	-	9	79	-	-	2	-	90
Provision	85	337	(78)	215	(23)	(278)	(8)	250
Ending balance	$342	$1,599	$247	$4,345	$74	$1,024	$109	$7,740

Individually evaluated for impairment	$114	$2	$-	$10	$—	$213	$—	$339

Collectively evaluated for impairment	$227	$1,596	$246	$4,337	$75	$811	$109	$7,401

Loans
March 31, 2021
Individually evaluated for impairment	$3,173	$1,626	$-	$3,001	$—	$2,589		$10,389
Collectively evaluated for impairment	43,513	290,140	32,311	448,261	15,670	174,562		1,004,457
Acquired with deteriorated credit quality	—	6,284	19	11,159	—	2,775		20,237
Ending balance	$46,686	$298,050	$32,330	$462,421	$15,670	$179,926		$1,035,083

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2021
Individually evaluated for impairment	$251	$95	$2	$9	$-	$146	$-	$503

Collectively evaluated for impairment	$197	$1,359	$288	$3,696	$110	$525	$1,010	$7,185

Loans
December 31, 2021
Individually evaluated for impairment	$2,616	$339	$14	$273	$-	$2,191		$5,433
Collectively evaluated for impairment	62,203	197,656	35,148	515,528	19,066	164,647		994,248
Acquired with deteriorated credit quality	-	5,029	12	10,083	-	2,043		17,167
Ending balance	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881		$1,016,848

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

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Pass	$58,749	$61,864	$196,394	$201,202	$531,683	$519,537
Special Mention	327	339	1,190	300	749	778
Substandard	2,542	2,616	1,245	1,266	4,820	5,569
Doubtful	-	-	85	256	-	-
	$61,618	$64,819	$198,914	$203,024	$537,252	$525,884

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2022	2021	2022	2021	2022	2021
Performing	$36,119	$35,174	$15,669	$19,066	$177,186	$168,031
Nonperforming	-	-	-	-	-	-
Nonaccrual	32	-	-	-	616	850
	$36,151	$35,174	$15,669	$19,066	$177,802	$168,881

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three months ended March 31, 2022 and March 31, 2021.

Three Months Ended March 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
	Loans	Investment	Investment
Agricultural	1	$258	$258
Total	1	$258	$258

	Three Months Ended March 31, 2021
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
	Loans	Investment	Investment
Agricultural	6	$2,326	$2,326
Commercial Real Estate	1	958	958
Total	7	$3,284	$3,284

There were no TDRs as of March 31, 2022 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months ended March 31, 2022, which loans had been modified and classified as TDRs during the year prior to the default.  The following schedule provides information on TDRs as of March 31, 2021 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months ended March 31, 2021, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended
	March 31, 2021
(Dollars in thousands)	Number	Recorded
	of Loans	Investment
Commercial and industrial	1	$52
Commercial Real Estate	3	1,850
Total	4	$1,902

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
March 31, 2022
With no related allowance recorded
Agricultural	$314	$428	$-
Commercial and industrial	92	123	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Residential real estate	-	-	-
Subtotal	406	551	-
With an allowance recorded
Agricultural	2,228	2,228	253
Commercial and industrial	264	279	116
Consumer	32	32	3
Construction real estate	-	-	-
Commercial real estate	157	157	8
Residential real estate	1,853	1,907	167
Subtotal	4,534	4,603	547
Total
Agricultural	2,542	2,656	253
Commercial and industrial	356	402	116
Consumer	32	32	3
Construction real estate	-	-	-
Commercial real estate	157	157	8
Residential real estate	1,853	1,907	167
Total	$4,940	$5,154	$547

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2021
With no related allowance recorded
Agricultural	$314	$428	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	94	94	-
Residential real estate	164	172	-
Subtotal	572	694	-
With an allowance recorded
Agricultural	2,302	2,302	251
Commercial and industrial	339	363	95
Consumer	14	15	2
Construction real estate	-	-	-
Commercial real estate	179	179	9
Residential real estate	2,027	2,084	146
Subtotal	4,861	4,943	503
Total
Agricultural	2,616	2,730	251
Commercial and industrial	339	363	95
Consumer	14	15	2
Construction real estate	-	-	-
Commercial real estate	273	273	9
Residential real estate	2,191	2,256	146
Total	$5,433	$5,637	$503

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three months ended March 31, 2022 and March 31, 2021:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended March 31, 2022
With no related allowance recorded
Agricultural	$314	$-
Commercial and industrial	46	1
Consumer	-	-
Construction real estate	-	-
Commercial real estate	47	-
Residential real estate	82	-
Subtotal	489	1
With an allowance recorded
Agricultural	2,265	42
Commercial and industrial	301	2
Consumer	23	-
Construction real estate	-	-
Commercial real estate	168	3
Residential real estate	1,940	17
Subtotal	4,697	64
Total
Agricultural	2,579	42
Commercial and industrial	347	3
Consumer	23	-
Construction real estate	-	-
Commercial real estate	215	3
Residential real estate	2,022	17
Total	$5,186	$65

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended March 31, 2021
With no related allowance recorded
Agricultural	$348	$-
Commercial and industrial	1,490	-
Consumer	-	-
Construction real estate	40	-
Commercial real estate	2,238	3
Residential real estate	166	1
Subtotal	4,282	4
With an allowance recorded
Agricultural	1,413	-
Commercial and industrial	155	-
Consumer	4	-
Construction real estate	-	-
Commercial real estate	778	4
Residential real estate	2,488	17
Subtotal	4,838	21
Total
Agricultural	1,761	-
Commercial and industrial	1,645	-
Consumer	4	-
Construction real estate	40	-
Commercial real estate	3,016	7
Residential real estate	2,654	18
Total	$9,120	$25

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2022
Agricultural	$-	$-	$-	$-	$61,618	$61,618	$-
Commercial and industrial	-	93	85	178	198,736	198,914	-
Consumer	66	-	32	98	36,053	36,151	-
Commercial real estate	-	-	-	-	537,252	537,252	-
Construction real estate	-	-	-	-	15,669	15,669	-
Residential real estate	2,032	28	-	2,060	175,742	177,802	-
	$2,098	$121	$117	$2,336	$1,025,070	$1,027,406	$-

December 31, 2021
Agricultural	$-	$-	$-	$-	$64,819	$64,819	$-
Commercial and industrial	21	-	88	109	202,915	203,024	-
Consumer	70	15	-	85	35,089	35,174	-
Commercial real estate	422	13	279	714	525,170	525,884	-
Construction real estate	1,149	1,235	-	2,384	16,682	19,066	-
Residential real estate	1,489	306	454	2,249	166,632	168,881	-
	$3,151	$1,569	$821	$5,541	$1,011,307	$1,016,848	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Agricultural	$314	$313
Commercial and industrial	205	285
Consumer	32	-
Commercial real estate	-	279
Residential real estate	616	850
	$1,167	$1,727

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

The table below presents a roll forward of the accretable yield on the County Bank Corp. acquired loan portfolio for the years ended December 31, 2019, December 31, 2020, and December 31, 2021 and the three months ended March 31, 2022 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance January 1, 2021	135	1,524	1,659
Accretion January 1, 2021 through December 31, 2021	(247)	(95)	(342)
Transfer from non-accretable to accretable yield	400	-	400
Balance January 1, 2022	288	1,429	1,717
Transfer from non-accretable to accretable yield	400	-	400
Accretion January 1, 2022 through March 31, 2022	(102)	(151)	(253)
Balance, March 31, 2022	$586	$1,278	$1,864

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

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the years ended December 31, 2020 and  December 31, 2021 and the three months ended March 31, 2022 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, January 1, 2021	843	455	1,298
Accretion January 1, 2021 through December 31, 2021	(321)	(258)	(579)
Balance January 1, 2022	522	197	719
Transfer from non-accretable to accretable yield	874	-	874
Accretion January 1, 2022 through March 31, 2022	(302)	-	(302)
Balance, March 31, 2022	$1,094	$197	$1,291

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2022	2021
Basic
Net income	$5,528	$6,238

Weighted average common shares outstanding	7,495,464	7,801,058

Basic earnings per common shares	$0.74	$0.80

Diluted
Net income	$5,528	$6,238

Weighted average common shares outstanding	7,495,464	7,801,058
Plus dilutive stock options and restricted stock units	21,461	9,732

Weighted average common shares outstanding and potentially dilutive shares	7,516,925	7,810,790

Diluted earnings per common share	$0.74	$0.80

There were 12,000 stock options that were considered anti-dilutive to earnings per share for the three months ended  March 31, 2022.  There were no stock options that were considered to be anti-dilutive to earnings per share for the three months ended March 31, 2021.  There were no restricted stock units that were considered anti-dilutive to earnings per share during either the three months ended March 31, 2022 or March 31, 2021.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Assets
Cash and cash equivalents	$89,976	$89,976	$89,976	$-	$-
Equity securities at fair value	8,282	8,282	6,515	-	1,767
Securities available for sale	641,048	641,048	-	641,048	-
Securities held to maturity	429,918	397,911	-	380,447	17,464
Federal Home Loan Bank and Federal
Reserve Bank stock	8,557	8,557	-	8,557	-
Loans held for sale	13,450	13,853	-	13,853	-
Loans to other financial institutions	-	-	-	-	-
Loans, net	1,019,805	1,001,696	-	-	1,001,696
Accrued interest receivable	9,382	9,382	-	9,382	-
Interest rate lock commitments	167	167	-	167	-
Mortgage loan servicing rights	4,680	5,537	-	5,537	-

Liabilities
Noninterest-bearing deposits	565,657	565,657	-	565,657	-
Interest-bearing deposits	1,579,944	1,577,909	-	1,577,909	-
Borrowings	-	-	-	-	-
Subordinated debentures	35,078	31,350	-	31,350	-
Accrued interest payable	181	181	-	181	-

December 31, 2021
Assets
Cash and cash equivalents	$31,887	$31,887	$31,887	$-	$-
Equity securities at fair value	8,492	8,492	6,724	-	1,768
Securities available for sale	1,098,885	1,098,885	-	1,077,835	21,050
Federal Home Loan Bank and Federal
Reserve Bank stock	8,888	8,888	-	8,888	-
Loans held for sale	9,351	9,632	-	9,632	-
Loans to other financial institutions	42,632	42,632	-	42,632	-
Loans, net	1,009,160	999,393	-	-	999,393
Accrued interest receivable	8,211	8,211	-	8,211	-
Interest rate lock commitments	172	172	-	172	-
Mortgage loan servicing rights	4,666	5,522	-	5,522	-

Liabilities
Noninterest-bearing deposits	560,931	560,931	-	560,931	-
Interest-bearing deposits	1,491,363	1,491,135	-	1,491,135	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,017	33,414	-	33,414	-
Accrued interest payable	441	441	-	441	-

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

There were no liabilities measured at fair value as of March 31, 2022 or December 31, 2021. Disclosures concerning assets measured at fair value are as follows:

Assets Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - March 31, 2022
Equity securities	$6,515	$-	$1,767	$8,282

Investment Securities, Available for Sale - March 31, 2022
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	-	86,491	-	86,491
State and municipal	-	312,388	-	312,388
Mortgage-backed	-	226,669	-	226,669
Corporate	-	1,255	-	1,255
Asset-backed securities	-	14,245	-	14,245
Total	$-	$641,048	$-	$641,048

Equity Securities Held at Fair Value - December 31, 2021
Equity securities	$6,724	$-	$1,768	$8,492

Investment Securities, Available for Sale - December 31, 2021
U. S. Government and federal agency	$-	$2,008	$-	$2,008
U. S. Treasury notes and bonds	-	91,979	-	91,979
State and municipal	-	514,797	20,050	534,847
Mortgage-backed	-	433,115	-	433,115
Corporate	-	19,642	1,000	20,642
Asset-backed securities	-	16,294	-	16,294
Total	$-	$1,077,835	$21,050	$1,098,885

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Three Months Ended
(Dollars in thousands)	March 31,
	2022	2021
Equity Securities Held at Fair Value
Balance, January 1	$1,768	$1,485
Total realized and unrealized gains included in noninterest income	(1)	(40)
Net purchases, sales, calls, and maturities	-	500
Net transfers into Level 3	-	-
Balance, March 31	$1,767	$1,945

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$(1)	$(40)

Investment Securities, Available for Sale
Balance, January 1	$21,050	$11,423
Total unrealized gains included in other comprehensive income	-	(270)
Net purchases, sales, calls, and maturities	-	2,453
Net transfers into Level 3	-	-
Transfer to held to maturity	(21,050)	-
Balance, March 31	$-	$13,606

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31	$-	$(270)

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets as of March 31, 2022 primarily consist of common and preferred equity securities of community banks. As of December 31, 2021, bonds issued by local municipalities were classified as available for sale and were included as Level 3 securities.  ChoiceOne estimates the fair value of these bonds and equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
March 31, 2022	$4,940	$-	$-	$4,940
December 31, 2021	$5,433	$-	$-	$5,433

Other Real Estate
March 31, 2022	$172	$-	$-	$172
December 31, 2021	$194	$-	$-	$194

Mortgage Loan Servicing Rights
March 31, 2022	$4,680	$-	$4,680	$-
December 31, 2021	$4,666	$-	$4,666	$-

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2022	2021

Service charges and fees on deposit accounts	$1,031	$785
Interchange income	1,157	1,135
Investment commission income	205	236
Trust fee income	178	173
Other charges and fees for customer services	148	166
Noninterest income from contracts with customers within the scope of ASC 606	2,719	2,495
Noninterest income within the scope of other GAAP topics	1,126	3,105
Total noninterest income	$3,845	$5,600

NOTE 8 – SUBSEQUENT EVENTS

During the first quarter of 2022, the Federal Reserve increased the federal funds rate by 25 basis points in response to published inflation rates, causing interest rates generally to sharply increase.  This change in interest rates increased ChoiceOne's unrealized pre-tax loss on its available for sale securities portfolio from $3.3 million at December 31, 2021 to $42.8 million at March 31, 2022.  Additionally, meeting minutes from the Federal Open Market Committee indicated that additional increases in the federal funds rate are expected in order to combat inflation in the coming quarters.  As such, ChoiceOne has elected to utilize interest rate derivatives in order to better manage its interest rate risk position.  On April 21, 2022, ChoiceOne purchased five forward-starting interest rate caps with a total notional amount of $200 million and entered into a $200 million forward-starting pay-fixed interest rate swap.  ChoiceOne also entered into a $200 million receive-fixed interest rate swap, which, in the current environment, offsets the cost of the rising rate protection.  The five forward-starting interest rate caps are tied to the Secured Overnight Financing Rate ("SOFR") with a strike price of 2.68%, and are structured as a two-year forward eight year term.  The forward-starting pay-fixed interest rate swap is also structured with a two-year forward eight year term, and ChoiceOne will pay a coupon rate of 2.75% while receiving SOFR.  The receive-fixed interest rate swap has a two year term with an immediate start date and ChoiceOne is receiving a fixed coupon of 2.41% while paying SOFR.  These strategies create accounting symmetry between available-for-sale securities and other comprehensive income (equity), thus protecting tangible capital from further increases in interest rates.  These three strategies, in the aggregate, are expected to be modestly accretive to net income in 2022 and better position ChoiceOne Bank should rates continue to rise.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiary ChoiceOne Bank, and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc.  This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue”, “future”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions that are inherently forward-looking.  Examples of forward-looking statements also include, but are not limited to, statements related to risks and uncertainties related to, and the impact of, the COVID-19 pandemic on the businesses, financial condition and results of operations of ChoiceOne and its customers and statements regarding the outlook and expectations of ChoiceOne and its customers.  All of the information concerning interest rate sensitivity is forward-looking.  All statements with references to future time periods are forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the first quarter of 2022 was $5,528,000, which represented a decline of $710,000 or 11% compared to the first quarter of 2021.  Basic and diluted earnings per common share were $0.74 for the first quarter of 2022 compared to $0.80 for the first quarter of the prior year.  The decline in net income in the first quarter of 2022 compared to the same period in the prior year resulted in part from a decline of refinancing activity within ChoiceOne's mortgage portfolio due to a rise in mortgage rates since the first quarter of the prior year.  Net income also declined as noninterest expense increased related to salaries and wages of new commercial loan production staff and wealth management staff.  These factors were offset by an increase of $1.8 million in interest income as the balance of both core loans and securities continued to grow.  Core loans (defined as loans excluding loans held for sale, loans to other financial institutions, and Paycheck Protection Program (“PPP”) loans) increased $121.3 million from March 31, 2021 to March 31, 2022.

The return on average assets and return on average shareholders’ equity were 0.93% and 10.72%, respectively, for the first quarter of 2022, compared to 1.25% and 11.13%, respectively, for the same period in 2021.

Paycheck Protection Program ("PPP")

ChoiceOne processed over $126 million in PPP loans in 2020, acquired an additional $37 million in PPP loans in the merger with Community Shores, and originated $89.1 million in PPP loans in 2021.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are recognized into interest income.  During the three months ended March 31, 2022, $24.7 million of PPP loans were forgiven resulting in $869,000 of fee income.  $8.5 million in PPP loans and $351,000 in deferred PPP fee income remains outstanding as of March 31, 2022.  Management expects the remaining PPP loans to be forgiven in the second quarter of 2022.

Dividends

Cash dividends of $1,872,000 or $0.25 per share were declared in the first quarter of 2022, compared to $1,716,000 or $0.22 per share declared in the first quarter of 2021.  The cash dividend payout percentage was 33.9% for the first quarter of 2022, compared to 27.5% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three months ended March 31, 2022 and 2021.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,037,646	$12,304	4.74%	$1,080,181	$12,687	4.70%
Taxable securities (2)	795,888	3,507	1.76	438,575	1,856	1.69
Nontaxable securities (1)	334,793	2,097	2.50	201,228	1,390	2.76
Other	36,460	14	0.15	84,822	20	0.09
Interest-earning assets	2,204,787	17,921	3.25	1,804,806	15,953	3.54
Noninterest-earning assets	171,077			184,954
Total assets	$2,375,864			$1,989,760

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$928,437	$435	0.19%	$715,868	$429	0.24%
Savings deposits	440,873	146	0.13	355,395	114	0.13
Certificates of deposit	179,375	202	0.45	195,093	337	0.69
Borrowings	10,239	6	0.22	8,462	35	1.70
Subordinated debentures	35,342	364	4.12	3,099	52	6.65
Interest-bearing liabilities	1,594,266	1,153	0.29	1,277,917	967	0.30
Demand deposits	553,267			479,649
Other noninterest-bearing liabilities	22,051			7,937
Total liabilities	2,169,584			1,765,503
Shareholders' equity	206,280			224,257
Total liabilities and shareholders' equity	$2,375,864			$1,989,760

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,768			$14,986

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.04%			3.32%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,768			$14,986
Adjustment for taxable equivalent interest		(447)			(297)
Net interest income (GAAP)		$16,321			$14,689
Net interest margin (GAAP)			2.96%			3.26%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.4 million and $5.9 million in the first quarter of 2022 and 2021, respectively. PPP loan average balances were $22.8 million and $137.7 million in the first quarter of 2022 and 2021, respectively.
(5)	Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $818,000 and $351,000 in the first quarter of 2022 and 2021, respectively. PPP fees were approximately $869,000 and $1.4 million in the first quarter of 2022 and 2021, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2022 Over 2021
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(383)	$(1,063)	$680
Taxable securities	1,651	1,568	83
Nontaxable securities (2)	707	1,521	(814)
Other	(6)	(50)	43
Net change in interest income	1,969	1,976	(8)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	6	436	(430)
Savings deposits	32	30	2
Certificates of deposit	(135)	(25)	(110)
Borrowings	(30)	43	(73)
Subordinated debentures	312	452	(139)
Net change in interest expense	185	936	(750)
Net change in tax-equivalent net interest income	$1,784	$1,040	$742

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

Net Interest Income

Tax-equivalent net interest income increased $1.8 million in the first three months of 2022 compared to the same period in 2021.  This was partially due to a $490.9 million increase in the securities portfolio balance compared to 2021. Net interest margin on a tax-equivalent basis declined by 28 basis points to 3.04% in the first quarter of 2022 from 3.32% in the same period of 2021. The decline was due to lower PPP fees and a higher percentage of securities to total assets.

The average balance of loans decreased $42.5 million in the first quarter of 2022 compared to the same period in 2021.  The decline in average loan balance is due to average PPP loans declining $116.9 million from March 31, 2021 to March 31, 2022.  This decline in balance was offset by an increase in average core loans (defined as loans excluding PPP loans, loans to other financial institutions, and loans held for sale) of $86.7 million from March 31, 2021 to March 31, 2022. The decrease in PPP loan balance and fees caused tax-equivalent interest income from loans to decrease $383,000 in the first quarter of 2022 compared to the same period in the prior year. The average balance of total securities increased $490.9 million in the first quarter of 2022 compared to the same period in 2021. The securities portfolio has grown as ChoiceOne has deployed excess deposit dollars into securities with the intent to transition to loans as good credits become available.  The effect of the average balance growth, partially offset by a combined 5 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $2.4 million in the first quarter of 2022 compared to the same period in 2021.

Growth of $298.0 million in the average balance of interest-bearing demand deposits and savings deposits, partially offset by a combined 3 basis point decrease in the average rate paid, caused interest expense to be $38,000 higher in the first three months of 2022 compared to the first three months of the prior year. The average balance of certificates of deposit decreased $15.7 million in the first three months of 2022 compared to the same period in 2021. The decreased balance and a reduction of 24 basis points in the average rate paid on certificates caused interest expense to decrease $135,000 in the first three months of 2022 compared to the same period in 2021.  In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores.  These increased the average balance of subordinated debentures by $32.2 million in the first three months of 2022 compared to the same period in the prior year and caused interest expense to increase by $312,000.

Provision and Allowance for Loan Losses

The provision for loan losses was $0 in the first quarter of 2022, compared to $250,000 in the same period in the prior year. No provision in the first quarter of 2022 was deemed prudent based on our assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance for loan losses and related provision for loan losses involves specific allocations for loans considered impaired, and general allocations for homogeneous loans based on historical loss experience.

Loans classified as impaired loans declined by $494,000 during the three months ended March 31, 2022.  The specific allowance for loan losses for impaired loans increased by $44,000 during the three months ended March 31, 2022 as the loans being evaluated had a higher risk of loss based on management's judgement than impaired loans at  December 31, 2021.

The determination of our loss factors is based, in part, upon our actual loss history adjusted for significant qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  ChoiceOne uses a rolling 20 quarter actual net charge-off history as the base for the computation.

Nonperforming loans were $4.7 million as of March 31, 2022, compared to $5.5 million as of December 31, 2021.  The allowance for loan losses was 0.74% of total loans at March 31, 2022, compared to 0.76% at December 31, 2021.  Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition.  ChoiceOne has $4.5 million in credit mark remaining on loans acquired in the mergers.  If the credit mark associated with the loans acquired in the mergers were added to the allowance for loan losses, the total allowance for loan losses would have represented 1.18% of total loans at March 31, 2022.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2022 and 2021 were as follows:

(Dollars in thousands)	2022		2021
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	31	2	74	9
Consumer	112	52	71	79
Commercial real estate	-	1	48	-
Residential real estate	-	1	-	2
	$143	$56	$193	$90

Net charge-offs were $87,000 in the first quarter of 2022, compared to net charge-offs of $103,000 during the same period in 2021. Net charge-offs on an annualized basis as a percentage of average loans were 0.03% in the first three months of 2022 compared to annualized net charge-offs of 0.04% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers. Management believes that the COVID-19 pandemic will continue to have an impact in 2022 and, accordingly, has maintained a qualitative allocation related to the COVID-19 pandemic in evaluating its allowance for loan losses. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the impact of the COVID-19 pandemic on ChoiceOne.

ChoiceOne has allocated approximately $545,000 of its allowance for loan losses to borrowers falling into industry classification codes that management believes to be highly or moderately affected by the pandemic, as follows:

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

Loans highly affected and moderately affected based on their commercial industry category have been allocated an additional 10 basis points and 5 basis points, respectively.  ChoiceOne has also allocated 5 basis points to all retail loan categories.  It is noted that this allowance amount is in addition to the regularly calculated allowance based on risk rating and qualitative factors.  These allocations have continued to decline, as ChoiceOne has seen improvements in customer, industry, and economic conditions related to the effects of the pandemic.  ChoiceOne will continue to monitor concentrations as part of its analysis on an ongoing basis. Management will continue to monitor charge-offs, changes in the level of nonperforming loans, changes within the composition of the loan portfolio and the impact of the COVID-19 pandemic, and it will adjust the provision and allowance for loan losses as determined to be necessary.

Noninterest Income

Total noninterest income declined $1.8 million in the first quarter of 2022 compared to the same period in 2021.  Total noninterest income in the first quarter of 2021 was bolstered by heightened levels of refinancing activity within ChoiceOne's mortgage portfolio, with gains on sales of loans $1.3 million larger than in the first quarter of 2022.  Customer service charges increased $269,000 compared to the same period in the prior year.  Prior year service charges were depressed by stay at home orders during the COVID-19 pandemic.  The market value of equity securities declined during the current quarter compared to the first quarter of 2021 consistent with general market conditions.  Equity securities include local community bank stocks and Community Reinvestment Act bond mutual funds.

Noninterest Expense

Total noninterest expense declined $68,000 in the first quarter of 2022 compared to the fourth quarter of 2021 and increased $1.2 million compared to the first quarter of 2021.  The increase since the first quarter of 2021 is related to an increase in salaries and wages due to new commercial loan production staff and wealth management staff.  Data processing and other expenses have also increased in the first quarter of 2022 compared to the same quarter in the prior year as ChoiceOne looks to improve its efficiency through automation and use of digital tools.

Income Tax Expense

Income tax expense was $948,000 in the first quarter of 2022 compared to $1,272,000 for the same period in 2021.  The decrease was due to a higher level of income before income tax in 2021. The effective tax rate was 14.6% for the first quarter of 2022 compared to 16.9% for the first quarter of 2021.  The decline in the effective tax rate resulted from increased interest income from tax-exempt securities in 2022 compared to 2021.

FINANCIAL CONDITION

Securities

In the last two years ChoiceOne has grown its securities portfolio substantially.  Total available for sale securities on December 31, 2020, amounted to $577.7 million and grew steadily to an available for sale balance on December 31, 2021, of $1.1 billion.  Many of the securities making up this balance include local municipals and other securities ChoiceOne has no intent to sell prior to maturity.  During the three months ended March 31, 2022, ChoiceOne elected to move $428.4 million of the portfolio into a held to maturity status.  Management believes the $641.0 million in available for sale securities at March 31, 2022 to be sufficient for any future liquidity needs.

There were no sales of securities in the first three months of 2022; however, $3.8 million of securities were called or matured during that same period. Principal repayments on securities totaled $10.4 million in the first three months of 2022.

Loans

Core loans, which exclude PPP loans, held for sale loans, and loans to other financial institutions, grew organically by $121.3 million from March 31, 2021 to March 31, 2022. Additions to our commercial lending staff in 2021 and investments in the automation of our commercial loan process have helped drive our pipeline of commercial loans and corresponding growth.  Loans to other financial institutions decreased $7.3 million from March 31, 2021 to March 31, 2022. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and fluctuates with the national mortgage market.  In the first quarter of 2022, $24.7 million of PPP loans were forgiven resulting in $869,000 of fee income.  $8.5 million in PPP loans and $351,000 in deferred PPP fee income remains outstanding as of March 31, 2022.  During the first quarter of 2022, ChoiceOne recorded accretion income in the amount of $818,000, while the remaining credit mark on acquired loans from the recent mergers with County Bank Corp. and Community Shores totaled $4.5 million as of March 31, 2022.

Excluding PPP loans, ChoiceOne saw an increase to commercial and industrial loans of $20.0 million and commercial real estate loans of $10.3 million during the first three months of 2022.  Excluding PPP loans, ChoiceOne saw declines of $3.3 million in agricultural loans and $3.4 million in construction real estate loans in the first three months of 2022.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $4.9 million at March 31, 2022, compared to $5.4 million as of December 31, 2021.  The change in the first three months of 2022 was primarily comprised of a decrease of $338,000 in impaired residential real estate loans.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2022	2021
Loans accounted for on a nonaccrual basis	$1,167	$1,727
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	3,513	3,816
Total	$4,680	$5,543

The reduction in the balance of nonaccrual loans in the first three months of 2022 was primarily due to loans that were paid off.  It is also noted that 90% of loans considered TDRs were performing according to their restructured terms as of March 31, 2022.  Management believes the allowance for loan losses allocated to its nonperforming loans is sufficient at March 31, 2022.

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

Management performed its annual qualitative assessment of goodwill as of June 30, 2021. In evaluating whether it is more likely than not that the fair value of ChoiceOne's operations was less than the carrying amount, management assessed the relevant events and circumstances such as the ones noted in ASC 350-20-35-3c. The analysis consisted of a review of ChoiceOne’s current and expected future financial performance, the potential impact of the COVID-19 pandemic on the ability of ChoiceOne’s borrowers to comply with loan terms, and the impact that both short-term and long-term interest rates have had and may continue to have on net interest margin and mortgage sales activity. The share price and book value of ChoiceOne’s stock were also compared to the prior year. Management also compared average deal values for recent closed bank transactions to ChoiceOne transactions.  Despite ChoiceOne's market capitalization declining slightly from November 30, 2020 to June 30, 2021, ChoiceOne's financial performance remained positive. In assessing the totality of the events and circumstances, management determined that it was more likely than not that the fair value of ChoiceOne’s operations, from a qualitative perspective, exceeded the carrying value as of June 30, 2021 and impairment of goodwill was not necessary.

ChoiceOne’s stock price per share was less than its book value as of March 31, 2022.  This indicated that goodwill may be impaired and resulted in management performing another qualitative goodwill impairment assessment as of the end of the first quarter of 2022.  As a result of the analysis, management concluded that it was more-likely-than-not that the fair value of the reporting unit was greater than the carrying value.  This was evidenced by the strong financial indicators, solid credit quality ratios, as well as the strong capital position of ChoiceOne. In addition, revenue in the first three months of 2022 reflected significant and continuing growth in ChoiceOne's interest income.  Based on the results of the qualitative analysis, management believed that a quantitative analysis was not necessary as of March 31, 2022.

Deposits and Borrowings

Total deposits increased $93.3 million in the first quarter of 2022 and 305.6 million since March 31, 2021.  The change in deposits was due in part to funds related to the increased savings from the pandemic as well as funds on deposit from the PPP loans that were not fully utilized as of March 31, 2022.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  ChoiceOne also holds $3.2 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment.   ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs if needed in the remainder of 2022.

Shareholders' Equity

Total shareholders' equity declined $30.6 million in the first three months of 2022.  During the first quarter of 2022, the Federal Reserve increased the federal funds rate by 25 basis points in response to published inflation rates, causing interest rates generally to sharply increase.  This change in interest rates increased ChoiceOne's unrealized pre-tax loss on the available for sale securities portfolio from $3.3 million at December 31, 2021 to $42.8 million at March 31, 2022.  Additionally, meeting minutes from the Federal Open Market Committee indicated that additional increases in the federal funds rate are expected in order to combat inflation in the coming quarters.  As such, ChoiceOne has elected to utilize interest rate derivatives in order to better manage its interest rate risk position.  On April 21, 2022, ChoiceOne purchased five forward-starting interest rate caps with a total notional amount of $200 million and entered into a $200 million forward-starting pay-fixed interest rate swap.  These strategies create accounting symmetry between available for sale securities and other comprehensive income (equity), thus protecting tangible capital from further increases in interest rates.  ChoiceOne also entered into a $200 million receive-fixed interest rate swap, which, in the current environment, offsets the cost of the rising rate protection. These three strategies, in the aggregate, are expected to be modestly accretive to net income in 2022 and better position ChoiceOne Bank should rates continue to rise.  Importantly, the transactions were structured to qualify for hedge accounting, which means that changes in the fair value of the instruments flow through other comprehensive income (equity).  Refer to further details in subsequent event footnote 8.

The reduction in common stock and paid in capital resulted from ChoiceOne's repurchase of 25,899 shares for $683,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022. We do not expect further buybacks for the remainder of the year.  This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.  This program replaced and superseded all prior repurchase programs for ChoiceOne.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$207,839	14.6%	$113,648	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	163,875	11.5	63,927	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	168,375	11.9	85,236	6.0	N/A	N/A
Tier 1 capital (to average assets)	168,375	7.3	92,225	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$188,451	13.3%	$113,464	8.0%	$141,830	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	180,850	12.8	63,824	4.5	92,190	6.5
Tier 1 capital (to risk weighted assets)	180,850	12.8	85,098	6.0	113,464	8.0
Tier 1 capital (to average assets)	180,850	7.9	92,130	4.0	115,163	5.0

December 31, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$204,353	14.4%	$113,604	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	160,338	11.3	63,902	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	164,838	11.6	85,203	6.0	N/A	N/A
Tier 1 capital (to average assets)	164,838	7.4	89,415	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$182,275	12.9%	$113,444	8.0%	$141,806	10.0%
Common equity Tier 1 capital (to risk weighted assets) weighted assets)	174,587	12.3	63,813	4.5	92,174	6.5
Tier 1 capital (to risk weighted assets)	174,587	12.3	85,083	6.0	113,444	8.0
Tier 1 capital (to average assets)	174,587	7.8	89,289	4.0	111,611	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of March 31, 2022 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $2.8 million for the three months ended March 31, 2022 compared to $2.2 million in the same period a year ago.  The change was due to $1.3 million lower net proceeds from loan sales in 2022 compared to 2021, which was offset by the change in other assets and liabilities.  Net cash provided by investing activities was $14.5 million for the first three months of 2022 compared to net cash used of $104.3 million in the same period in 2021. ChoiceOne had $31.4 million of securities purchases and sold $0 of securities in the first three months of 2022 compared to $179.2 million and $0 in the same period in 2021, respectively.  A decline in net loan originations and payments led to cash provided of $31.8 million in the first three months of 2022 compared to $63.1 million in the same period during the prior year.  Net cash provided by financing activities was $40.8 million for the first three months ended 2022, compared to $157.9 million in the same period in the prior year. ChoiceOne experienced growth of $93.3 million in deposits in the first three months of 2022 compared to $165.4 million in 2021, with a $44.2 million decrease in borrowings contributing to the change.

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

Item 1A.  Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the first quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information regarding ChoiceOne's purchases of its common stock during the quarter ended March 31, 2022.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan (1)

January 1 - January 31, 2022
Employee Transactions	-	$-	-	-
Repurchase Plan	14,391	$26.43	14,391	66,449
February 1 - March 1, 2022
Employee Transactions	-	$-	-	-
Repurchase Plan	11,508	$26.26	11,508	54,941
March 2 - April 1, 2022
Employee Transactions	-	$-	-	-
Repurchase Plan	-	$-	-	54,941

(1) As of March 31, 2022, there are 54,941 shares remaining that may yet be purchased under approved plans. The repurchase plan was adopted and announced in April 2021. There was no stated expiration date. The plan authorized the repurchase of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 13, 2022	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)