Form 10-Q
period 2022-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2022-08-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 31, 2022, the Registrant had outstanding 7,507,769 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share data)	2022	2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$39,946	$31,537
Time deposits in other financial institutions	350	350
Cash and cash equivalents	40,296	31,887

Equity securities, at fair value (Note 2)	8,288	8,492
Securities available for sale, at fair value (Note 2)	566,142	1,098,885
Securities held to maturity, at amortized cost (Note 2)	429,675	-
Federal Home Loan Bank stock	3,493	3,824
Federal Reserve Bank stock	5,064	5,064
Loans held for sale	10,628	9,351
Loans to other financial institutions	37,422	42,632
Loans (Note 3)	1,081,389	1,016,848
Allowance for loan losses (Note 3)	(7,416)	(7,688)
Loans, net	1,073,973	1,009,160

Premises and equipment, net	29,122	29,880
Other real estate owned, net	-	194
Cash value of life insurance policies	43,774	43,356
Goodwill	59,946	59,946
Core deposit intangible	3,358	3,962
Other assets	49,024	20,049
Total assets	$2,360,205	$2,366,682

Liabilities
Deposits – noninterest-bearing	$578,927	$560,931
Deposits – interest-bearing	1,559,577	1,491,363
Total deposits	2,138,504	2,052,294
Borrowings	7,000	50,000
Subordinated debentures	35,140	35,017
Other liabilities	13,101	7,702
Total liabilities	2,193,745	2,145,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,503,072 at June 30, 2022 and 7,510,379 at December 31, 2021	171,804	171,913
Retained earnings	59,728	52,332
Accumulated other comprehensive loss, net	(65,072)	(2,576)
Total shareholders’ equity	166,460	221,669
Total liabilities and shareholders’ equity	$2,360,205	$2,366,682

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30,		June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$12,523	$11,565	$24,821	$24,247
Securities:
Taxable	3,522	2,396	7,029	4,252
Tax exempt	1,559	1,446	3,214	2,543
Other	62	12	76	32
Total interest income	17,666	15,419	35,140	31,074

Interest expense
Deposits	996	839	1,779	1,719
Advances from Federal Home Loan Bank	2	2	3	3
Other	379	70	748	156
Total interest expense	1,377	911	2,530	1,878

Net interest income	16,289	14,508	32,610	29,196
Provision for loan losses	-	166	-	416
Net interest income after provision for loan losses	16,289	14,342	32,610	28,780

Noninterest income
Customer service charges	2,353	2,134	4,542	4,054
Insurance and investment commissions	233	198	438	471
Gains on sales of loans	887	1,771	1,691	3,917
Net gains (losses) on sales of securities	(427)	2	(427)	3
Net gains on sales and write downs of other assets	1	(4)	172	1
Earnings on life insurance policies	254	191	534	377
Trust income	176	253	354	425
Change in market value of equity securities	(327)	(119)	(683)	489
Other	280	306	655	595
Total noninterest income	3,430	4,732	7,276	10,332

Noninterest expense
Salaries and benefits	7,537	6,999	15,143	14,167
Occupancy and equipment	1,518	1,498	3,143	3,053
Data processing	1,578	1,673	3,322	3,102
Professional fees	559	943	1,069	1,672
Supplies and postage	166	124	357	224
Advertising and promotional	147	207	279	352
Intangible amortization	322	352	604	659
FDIC insurance	225	156	450	308
Other	1,105	1,177	2,480	2,120
Total noninterest expense	13,157	13,129	26,847	25,657

Income before income tax	6,562	5,945	13,039	13,455
Income tax expense	947	902	1,896	2,174

Net income	$5,615	$5,043	$11,143	$11,281

Basic earnings per share (Note 4)	$0.75	$0.65	$1.49	$1.45
Diluted earnings per share (Note 4)	$0.75	$0.65	$1.49	$1.45
Dividends declared per share	$0.25	$0.22	$0.50	$0.44

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2022	2021	2022	2021
Net income	$5,615	$5,043	$11,143	$11,281

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(31,574)	11,662	(74,512)	(5,291)
Income tax benefit (expense)	6,631	(2,449)	15,648	1,111
Less: reclassification adjustment for net (gain) loss included in net income	427	(1)	427	(3)
Income tax benefit (expense)	(90)	-	(90)	1
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	3,404	-
Income tax benefit (expense)	-	-	(715)	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(24,606)	9,212	(55,838)	(4,182)

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	(3,404)	-
Income tax benefit (expense)	-	-	715	-
Less: amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	74	-	244	-
Income tax benefit (expense)	(16)	-	(51)	-
Unrealized loss on held to maturity securities, net of tax	58	-	(2,496)	-

Change in net unrealized gain (loss) on derivatives	(5,576)	-	(5,576)	-
Income tax benefit (expense)	1,171	-	1,171	-
Less: amortization of net unrealized (gains) losses included in net income	307	-	307	-
Income tax benefit (expense)	(64)	-	(64)	-
Unrealized gain (loss) on derivative instruments, net of tax	(4,162)	-	(4,162)	-

Other comprehensive income (loss), net of tax	(28,710)	9,212	(62,496)	(4,182)

Comprehensive income (loss)	$(23,095)	$14,255	$(51,353)	$7,099

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, April 1, 2021	7,802,285	$178,993	$42,012	$(2,366)	$218,639

Net income			5,043		5,043
Other comprehensive income				9,212	9,212
Shares issued	5,953	106			106
Effect of employee stock purchases	-	9			9
Stock-based compensation expense	-	112			112
Shares repurchased	(115,701)	(2,897)			(2,897)
Cash dividends declared ($0.22 per share)			(1,703)		(1,703)

Balance, June 30, 2021	7,692,537	$176,323	$45,352	$6,846	$228,521

Balance, April 1, 2022	7,489,812	$171,492	$55,988	$(36,362)	$191,118

Net income			5,615		5,615
Other comprehensive income (loss)				(28,710)	(28,710)
Shares issued	13,260	139			139
Effect of employee stock purchases		6			6
Stock-based compensation expense		167			167
Cash dividends declared ($0.25 per share)			(1,875)		(1,875)

Balance, June 30, 2022	7,503,072	$171,804	$59,728	$(65,072)	$166,460

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			11,281		11,281
Other comprehensive loss				(4,182)	(4,182)
Shares issued	11,886	281			281
Effect of employee stock purchases	-	13			13
Stock-based compensation expense	-	176			176
Shares repurchased	(115,701)	(2,897)			(2,897)
Cash dividends declared ($0.44 per share)			(3,419)		(3,419)

Balance, June 30, 2021	7,692,537	$176,323	$45,352	$6,846	$228,521

Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			11,143		11,143
Other comprehensive income (loss)				(62,496)	(62,496)
Shares issued	18,592	272			272
Effect of employee stock purchases		13			13
Stock-based compensation expense		288			288
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($0.50 per share)			(3,747)		(3,747)

Balance, June 30, 2022	7,503,072	$171,804	$59,728	$(65,072)	$166,460

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$11,143	$11,281
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	-	416
Depreciation	1,356	1,299
Amortization	5,506	4,336
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	493	404
Net losses (gains) on sales of available for sale securities	427	(3)
Net change in market value of equity securities	683	(489)
Gains on sales of loans	(1,691)	(3,917)
Loans originated for sale	(53,750)	(122,993)
Proceeds from loan sales	53,480	125,714
Earnings on bank-owned life insurance	(534)	(377)
Proceeds from BOLI policy	130	-
Earnings on death benefit from bank-owned life insurance	(14)	-
(Gains)/losses on sales of other real estate owned	(41)	(4)
Proceeds from sales of other real estate owned	235	270
Deferred federal income tax (benefit)/expense	169	506
Net change in:
Other assets	(768)	(992)
Other liabilities	5,480	1,693
Net cash provided by operating activities	22,304	17,144

Cash flows from investing activities:
Sales of securities available for sale	31,828	-
Maturities, prepayments and calls of securities available for sale	27,404	28,104
Maturities, prepayments and calls of securities held to maturity	3,485	-
Purchases of securities available for sale	(32,676)	(322,009)
Purchases of securities held to maturity	(5,748)	-
Loan originations and payments, net	(59,602)	100,799
Additions to premises and equipment	(701)	(1,461)
Proceeds from (payments for) derivative contracts, net	(16,745)	-
Net cash provided by (used in) investing activities	(52,755)	(194,567)

Cash flows from financing activities:
Net change in deposits	86,210	206,157
Net change in short term borrowings	(43,000)	(6,685)
Issuance of common stock	80	66
Repurchase of common stock	(682)	(2,897)
Cash dividends	(3,747)	(3,419)
Net cash provided by financing activities	38,861	193,222

Net change in cash and cash equivalents	8,409	15,799
Beginning cash and cash equivalents	31,887	79,519

Ending cash and cash equivalents	$40,296	$95,318

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,182	$1,965
Cash paid for income taxes	-	901
Loans transferred to other real estate owned	-	260

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market. Loans to other financial institutions are excluded from Note 3. No loans to other financial institutions were impaired, nonaccrual, or past due greater than 30 days as of June 30, 2022.

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

Stock Transactions

A total of 7,407 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $192,000 under the terms of the Directors’ Stock Purchase Plan in the first half of 2022. A total of 4,257 shares for a cash price of $80,000 were issued under the Employee Stock Purchase Plan in the first six months of 2022.  ChoiceOne repurchased 25,899 shares for $682,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.  No shares were repurchased under this program in the second quarter of 2022.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by the provision for loan losses and decreased by loans charged off less any recoveries of charged off loans. Management estimates the allowance for loan losses required based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance for loan losses when management believes that collection of a loan balance is not possible.

The allowance for loan losses consists of general and specific components. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. Management's adjustment for current factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, experience and ability of lending staff, national and economic trends and conditions, industry conditions, trends in real estate values, and other conditions.  The specific component relates to loans that are individually classified as impaired.

A loan is impaired when full payment under the loan terms is not expected. Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule. All modified loans are evaluated to determine whether the loans should be reported as Troubled Debt Restructurings ("TDR"). A loan is a TDR when ChoiceOne Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying a loan. To make this determination, ChoiceOne Bank must determine whether (a) the borrower is experiencing financial difficulties and (b) ChoiceOne Bank granted the borrower a concession. This determination requires consideration of all facts and circumstances surrounding the modification. An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties. Commercial loans are evaluated for impairment on an individual loan basis. If a loan is considered impaired or if a loan has been classified as a TDR, a portion of the allowance for loan losses is allocated to the loan so that it is reported, at the net present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller-balance homogeneous loans such as consumer and residential real estate mortgage loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for credit losses, under the new rules, the inputs used to record the allowance for credit losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered smaller reporting companies with the Securities and Exchange Commission. ChoiceOne was classified as a smaller reporting company as of the measurement date. Management is currently evaluating the impact of this new ASU on its consolidated financial statements which may be significant.  Management has selected representative peer groups for each loan type and determined economic factors which have a strong correlation with our historical loss data.

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value $428.4 million of securities classified as available for sale to the held to maturity classification.  The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities.  No gains or losses were recognized at the time of the transfer.  The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.5 million after tax as of June 30, 2022.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

June 30, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,432	$405	$(549)	$8,288

December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,953	$665	$(126)	$8,492

The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in accumulated other comprehensive income:

	June 30, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$93,040	$-	$(9,397)	$83,643
State and municipal	300,824	34	(44,197)	256,661
Mortgage-backed	230,842	5	(19,719)	211,128
Corporate	1,256	-	(18)	1,238
Asset-backed securities	14,122	-	(650)	13,472
Total	$640,084	$39	$(73,981)	$566,142

Held to Maturity:
U.S. Government and federal agency	$2,963	$-	$(283)	$2,680
State and municipal	203,267	-	(32,638)	170,629
Mortgage-backed	202,595	-	(23,007)	179,588
Corporate	19,593	-	(1,013)	18,580
Asset-backed securities	1,257	-	(67)	1,190
Total	$429,675	$-	$(57,008)	$372,667

	December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,001	$7	$-	$2,008
U.S. Treasury notes and bonds	93,267	23	(1,311)	91,979
State and municipal	528,252	10,704	(4,109)	534,847
Mortgage-backed	441,383	781	(9,049)	433,115
Corporate	20,856	19	(233)	20,642
Asset-backed securities	16,387	-	(93)	16,294
Total	$1,102,146	$11,534	$(14,795)	$1,098,885

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and six months ended June 30, 2022 or in the same periods in2021. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of June 30, 2022, and the fair value of securities available for sale and the amortized cost of securities held to maturity as of June 30, 2022.  Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Treasury notes and bonds	$2,000	$-	$81,643	$-	$83,643
State and municipal	16,426	8,873	75,501	155,861	256,661
Corporate	500	505	233	-	1,238
Asset-backed securities	-	9,741	3,731	-	13,472
Total debt securities	18,926	19,119	161,108	155,861	355,014

Mortgage-backed securities	18,793	101,454	90,244	637	211,128
Total Available for Sale	$37,719	$120,573	$251,352	$156,498	$566,142

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Government and federal agency	$-	$-	$2,963	$-	$2,963
State and municipal	2,724	5,112	89,248	106,183	203,267
Corporate	-	250	18,343	1,000	19,593
Asset-backed securities	-	1,257	-	-	1,257
Total debt securities	2,724	6,619	110,554	107,183	227,080

Mortgage-backed securities	6,525	45,672	150,398	-	202,595
Total Held to Maturity	$9,249	$52,291	$260,952	$107,183	$429,675

Following is information regarding unrealized gains and losses on equity securities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net gains and (losses) recognized during the period	$(327)	$(119)	$(683)	$489
Less: Net gains and (losses) recognized during the period on securities sold	—	—	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(327)	$(119)	$(683)	$489

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2022
Beginning balance	$387	$1,752	$304	$3,690	$37	$589	$842	$7,601
Charge-offs	—	(100)	(144)	-	—	-	—	(244)
Recoveries	—	2	55	1	—	1	—	59
Provision	(255)	(41)	94	533	8	101	(440)	-
Ending balance	$132	$1,613	$309	$4,224	$45	$691	$402	$7,416

Allowance for Loan Losses Six Months Ended June 30, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs		(131)	(255)	—	—	—	—	(386)
Recoveries		4	106	2	—	2	—	114
Provision	(316)	286	168	517	(65)	18	(608)	-
Ending balance	$132	$1,613	$309	$4,224	$45	$691	$402	$7,416

Individually evaluated for impairment	$1	$52	$1	$7	$—	$154	$—	$215

Collectively evaluated for impairment	$131	$1,561	$308	$4,217	$45	$537	$402	$7,201

Loans
June 30, 2022
Individually evaluated for impairment	$320	$159	$7	$149	$—	$2,052		$2,687
Collectively evaluated for impairment	58,743	204,149	38,359	555,787	17,950	188,257		1,063,245
Acquired with deteriorated credit quality	—	4,549	10	9,227	—	1,671		15,457
Ending balance	$59,063	$208,857	$38,376	$565,163	$17,950	$191,980		$1,081,389

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2021
Beginning balance	$342	$1,599	$247	$4,345	$74	$1,024	$109	$7,740
Charge-offs	-	(24)	(76)	-	-	-	-	(100)
Recoveries	-	64	35	42	-	3	-	144
Provision	32	(116)	37	(10)	-	(167)	390	166
Ending balance	$374	$1,523	$243	$4,377	$74	$860	$499	$7,950

Allowance for Loan Losses Six Months Ended June 30, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	—	(98)	(147)	(48)	—	-	—	(293)
Recoveries	—	73	113	43	—	5	—	234
Provision	117	221	(40)	204	(23)	(445)	382	416
Ending balance	$374	$1,523	$243	$4,377	$74	$860	$499	$7,950

Individually evaluated for impairment	$138	$20	$-	$56	$—	$148	$—	$362

Collectively evaluated for impairment	$236	$1,503	$243	$4,321	$74	$712	$499	$7,588

Loans
June 30, 2021
Individually evaluated for impairment	$3,167	$184	$-	$1,140	$—	$2,333		$6,824
Collectively evaluated for impairment	43,400	259,034	33,354	461,941	15,440	165,318		978,487
Acquired with deteriorated credit quality	—	5,814	16	10,906	—	2,540		19,276
Ending balance	$46,567	$265,032	$33,370	$473,987	$15,440	$170,191		$1,004,587

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2021
Individually evaluated for impairment	$251	$95	$2	$9	$-	$146	$-	$503

Collectively evaluated for impairment	$197	$1,359	$288	$3,696	$110	$525	$1,010	$7,185

Loans
December 31, 2021
Individually evaluated for impairment	$2,616	$339	$14	$273	$-	$2,191		$5,433
Collectively evaluated for impairment	62,203	197,656	35,148	515,528	19,066	164,647		994,248
Acquired with deteriorated credit quality	-	5,029	12	10,083	-	2,043		17,167
Ending balance	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881		$1,016,848

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

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Pass	$58,429	$61,864	$206,399	$201,202	$559,653	$519,537
Special Mention	313	339	1,342	300	739	778
Substandard	321	2,616	1,116	1,266	4,771	5,569
Doubtful	-	-	-	256	-	-
	$59,063	$64,819	$208,857	$203,024	$565,163	$525,884

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2022	2021	2022	2021	2022	2021
Performing	$38,368	$35,174	$17,950	$19,066	$191,152	$168,031
Nonperforming	-	-	-	-	-	-
Nonaccrual	8	-	-	-	828	850
	$38,376	$35,174	$17,950	$19,066	$191,980	$168,881

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and six months ended June 30, 2022 and June 30, 2021.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	1	$258	$258
Commercial and industrial	1	19	19	1	19	19
Total	1	$19	$19	2	$277	$277

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	6	$2,320	$2,320
Commercial Real Estate	-	-	-	2	1,210	1,210
Total	-	$-	$-	8	$3,530	$3,530

There were no TDRs as of June 30, 2022 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and six months ended June 30, 2022, which loans had been modified and classified as TDRs during the year prior to the default.  The following schedule provides information on TDRs as of June 30, 2021 where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and six months ended June 30, 2021, which loans had been modified and classified as TDRs during the year prior to the default.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
(Dollars in thousands)	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment
Commercial and industrial	1	$52	1	$52
Commercial Real Estate	1	184	1	184
Total	2	$236	2	$236

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2022
With no related allowance recorded
Agricultural	$314	$428	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Residential real estate	439	469	-
Subtotal	753	897	-
With an allowance recorded
Agricultural	6	7	1
Commercial and industrial	159	190	52
Consumer	7	8	1
Construction real estate	149	149	-
Commercial real estate	-	-	7
Residential real estate	1,613	1,644	154
Subtotal	1,934	1,998	215
Total
Agricultural	320	435	1
Commercial and industrial	159	190	52
Consumer	7	8	1
Construction real estate	149	149	-
Commercial real estate	-	-	7
Residential real estate	2,052	2,113	154
Total	$2,687	$2,895	$215

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2021
With no related allowance recorded
Agricultural	$314	$428	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	94	94	-
Residential real estate	164	172	-
Subtotal	572	694	-
With an allowance recorded
Agricultural	2,302	2,302	251
Commercial and industrial	339	363	95
Consumer	14	15	2
Construction real estate	-	-	-
Commercial real estate	179	179	9
Residential real estate	2,027	2,084	146
Subtotal	4,861	4,943	503
Total
Agricultural	2,616	2,730	251
Commercial and industrial	339	363	95
Consumer	14	15	2
Construction real estate	-	-	-
Commercial real estate	273	273	9
Residential real estate	2,191	2,256	146
Total	$5,433	$5,637	$503

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three and six months ended June 30, 2022 and June 30, 2021:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2022
With no related allowance recorded
Agricultural	$314	$-
Commercial and industrial	46	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	-	-
Residential real estate	220	-
Subtotal	580	-
With an allowance recorded
Agricultural	1,117	-
Commercial and industrial	211	1
Consumer	20	-
Construction real estate	-	-
Commercial real estate	153	2
Residential real estate	1,733	12
Subtotal	3,234	15
Total
Agricultural	1,431	-
Commercial and industrial	257	1
Consumer	20	-
Construction real estate	-	-
Commercial real estate	153	2
Residential real estate	1,953	12
Total	$3,814	$15

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2021
With no related allowance recorded
Agricultural	$778	$24
Commercial and industrial	993	-
Consumer	-	-
Construction real estate	27	-
Commercial real estate	1,749	13
Residential real estate	267	-
Subtotal	3,814	37
With an allowance recorded
Agricultural	1,451	16
Commercial and industrial	165	-
Consumer	3	-
Construction real estate	-	-
Commercial real estate	642	3
Residential real estate	2,280	15
Subtotal	4,541	34
Total
Agricultural	2,229	40
Commercial and industrial	1,158	-
Consumer	3	-
Construction real estate	27	-
Commercial real estate	2,391	16
Residential real estate	2,547	15
Total	$8,355	$71

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2022
With no related allowance recorded
Agricultural	$314	$-
Commercial and industrial	31	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	31	-
Residential real estate	201	-
Subtotal	577	-
With an allowance recorded
Agricultural	1,512	-
Commercial and industrial	254	2
Consumer	18	-
Construction real estate	-	-
Commercial real estate	162	5
Residential real estate	1,831	29
Subtotal	3,777	36
Total
Agricultural	1,826	-
Commercial and industrial	285	2
Consumer	18	-
Construction real estate	-	-
Commercial real estate	193	5
Residential real estate	2,032	29
Total	$4,354	$36

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2021
With no related allowance recorded
Agricultural	$993	$52
Commercial and industrial	731	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	1,698	32
Residential real estate	320	-
Subtotal	3,742	84
With an allowance recorded
Agricultural	2,177	35
Commercial and industrial	174	1
Consumer	-	-
Construction real estate	-	-
Commercial real estate	372	6
Residential real estate	2,141	33
Subtotal	4,864	75
Total
Agricultural	3,170	87
Commercial and industrial	905	1
Consumer	-	-
Construction real estate	-	-
Commercial real estate	2,070	38
Residential real estate	2,461	33
Total	$8,606	$159

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
June 30, 2022
Agricultural	$-	$-	$-	$-	$59,063	$59,063	$-
Commercial and industrial	142	-	93	235	208,622	208,857	-
Consumer	-	-	-	-	38,376	38,376	-
Commercial real estate	-	-	-	-	565,163	565,163	-
Construction real estate	-	-	-	-	17,950	17,950	-
Residential real estate	29	197	580	806	191,174	191,980	-
	$171	$197	$673	$1,041	$1,080,348	$1,081,389	$-

December 31, 2021
Agricultural	$-	$-	$-	$-	$64,819	$64,819	$-
Commercial and industrial	21	-	88	109	202,915	203,024	-
Consumer	70	15	-	85	35,089	35,174	-
Commercial real estate	422	13	279	714	525,170	525,884	-
Construction real estate	1,149	1,235	-	2,384	16,682	19,066	-
Residential real estate	1,489	306	454	2,249	166,632	168,881	-
	$3,151	$1,569	$821	$5,541	$1,011,307	$1,016,848	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Agricultural	$314	$313
Commercial and industrial	92	285
Consumer	8	-
Commercial real estate	-	279
Residential real estate	828	850
	$1,242	$1,727

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

The table below presents a roll forward of the accretable yield on the County Bank Corp. acquired loan portfolio for the years ended December 31, 2019, December 31, 2020, and December 31, 2021 and the six months ended June 30, 2022 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp. on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance January 1, 2021	135	1,524	1,659
Accretion January 1, 2021 through December 31, 2021	(247)	(348)	(595)
Transfer from non-accretable to accretable yield	400	-	400
Balance January 1, 2022	288	1,176	1,464
Transfer from non-accretable to accretable yield	1,150	-	1,150
Accretion January 1, 2022 through June 30, 2022	(222)	34	(188)
Balance, June 30, 2022	$1,216	$1,210	$2,426

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

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the years ended December 31, 2020 and  December 31, 2021 and the six months ended June 30, 2022 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, January 1, 2021	843	455	1,298
Accretion January 1, 2021 through December 31, 2021	(321)	(258)	(579)
Balance January 1, 2022	522	197	719
Transfer from non-accretable to accretable yield	874	-	874
Accretion January 1, 2022 through June 30, 2022	(578)	(197)	(775)
Balance, June 30, 2022	$818	$-	$818

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2022	2021	2022	2021
Basic
Net income	$5,615	$5,043	$11,143	$11,281

Weighted average common shares outstanding	7,499,497	7,769,485	7,497,492	7,785,098

Basic earnings per common shares	$0.75	$0.65	$1.49	$1.45

Diluted
Net income	$5,615	$5,043	$11,143	$11,281

Weighted average common shares outstanding	7,499,497	7,769,485	7,497,492	7,785,098
Plus dilutive stock options and restricted stock units	11,027	9,600	13,766	10,577

Weighted average common shares outstanding and potentially dilutive shares	7,510,524	7,779,085	7,511,258	7,795,675

Diluted earnings per common share	$0.75	$0.65	$1.49	$1.45

There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three and six months ended June 30, 2022.  There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three months ended June 30, 2021 and 12,000 stock options that were considered anti-dilutive to earnings per share for the six months ended June 30, 2021. There were 6,396 performance awards and 27,592 restricted stock units that were considered anti-dilutive for the three months ended June 30, 2022. There were no performance awards or restricted stock units that were considered anti-dilutive for the six months ended June 30, 2022.  There were 18,985 restricted stock units that were considered anti-dilutive for the three months ended June 30, 2021. There were no restricted stock units that were considered anti-dilutive for the six months ended June 30, 2021.  There were no performance awards issued prior to 2022.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Assets
Cash and cash equivalents	$40,296	$40,296	$40,296	$-	$-
Equity securities at fair value	8,288	8,288	6,462	-	1,826
Securities available for sale	566,142	566,142	-	566,142	-
Securities held to maturity	429,675	372,667	-	357,723	14,944
Federal Home Loan Bank and Federal
Reserve Bank stock	8,557	8,557	-	8,557	-
Loans held for sale	10,628	10,947	-	10,947	-
Loans to other financial institutions	37,422	37,422	-	37,422	-
Loans, net	1,073,973	1,037,946	-	-	1,037,946
Accrued interest receivable	8,239	8,239	-	8,239	-
Interest rate lock commitments	140	140	-	140	-
Mortgage loan servicing rights	4,679	5,932	-	5,932	-
Interest rate derivative contracts	14,209	14,209	-	14,209	-

Liabilities
Noninterest-bearing deposits	578,927	578,927	-	578,927	-
Interest-bearing deposits	1,559,577	1,556,523	-	1,556,523	-
Borrowings	7,000	6,995	-	6,995	-
Subordinated debentures	35,140	30,785	-	30,785	-
Accrued interest payable	418	418	-	418	-
Interest rate derivative contracts	2,393	2,393	-	2,393	-

December 31, 2021
Assets
Cash and cash equivalents	$31,887	$31,887	$31,887	$-	$-
Equity securities at fair value	8,492	8,492	6,724	-	1,768
Securities available for sale	1,098,885	1,098,885	-	1,077,835	21,050
Federal Home Loan Bank and Federal
Reserve Bank stock	8,888	8,888	-	8,888	-
Loans held for sale	9,351	9,632	-	9,632	-
Loans to other financial institutions	42,632	42,632	-	42,632	-
Loans, net	1,009,160	999,393	-	-	999,393
Accrued interest receivable	8,211	8,211	-	8,211	-
Interest rate lock commitments	172	172	-	172	-
Mortgage loan servicing rights	4,666	5,522	-	5,522	-

Liabilities
Noninterest-bearing deposits	560,931	560,931	-	560,931	-
Interest-bearing deposits	1,491,363	1,491,135	-	1,491,135	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,017	33,414	-	33,414	-
Accrued interest payable	441	441	-	441	-

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - June 30, 2022
Equity securities	$6,462	$-	$1,826	$8,288

Investment Securities, Available for Sale - June 30, 2022
U. S. Treasury notes and bonds	$-	$83,643	$-	$83,643
State and municipal	-	256,661	-	256,661
Mortgage-backed	-	211,128	-	211,128
Corporate	-	1,238	-	1,238
Asset-backed securities	-	13,472	-	13,472
Total	$-	$566,142	$-	$566,142

Derivative Instruments - June 30, 2022
Interest rate derivative contracts - assets	$-	$14,209	$-	$14,209
Interest rate derivative contracts - liabilities	$-	$2,393	$-	$2,393

Equity Securities Held at Fair Value - December 31, 2021
Equity securities	$6,724	$-	$1,768	$8,492

Investment Securities, Available for Sale - December 31, 2021
U. S. Government and federal agency	$-	$2,008	$-	$2,008
U. S. Treasury notes and bonds	-	91,979	-	91,979
State and municipal	-	514,797	20,050	534,847
Mortgage-backed	-	433,115	-	433,115
Corporate	-	19,642	1,000	20,642
Asset-backed securities	-	16,294	-	16,294
Total	$-	$1,077,835	$21,050	$1,098,885

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended
(Dollars in thousands)	June 30,
	2022	2021
Equity Securities Held at Fair Value
Balance, January 1	$1,768	$1,485
Total realized and unrealized gains included in noninterest income	(5)	(39)
Net purchases, sales, calls, and maturities	63	220
Net transfers into Level 3	-	-
Balance, June 30	$1,826	$1,666

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$(5)	$(39)

Investment Securities, Available for Sale
Balance, January 1	$21,050	$11,423
Total unrealized gains included in other comprehensive income	-	(264)
Net purchases, sales, calls, and maturities	-	1,966
Net transfers into Level 3	-	-
Transfer to held to maturity	(21,050)	-
Balance, June 30	$-	$13,125

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30	$-	$(250)

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets as of June 30, 2022 primarily consist of common and preferred equity securities of community banks. As of December 31, 2021, bonds issued by local municipalities and corporate issuers were classified as available for sale and were included as Level 3 securities.  ChoiceOne estimates the fair value of these bonds and equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
June 30, 2022	$2,687	$-	$-	$2,687
December 31, 2021	$5,433	$-	$-	$5,433

Other Real Estate
June 30, 2022	$-	$-	$-	$-
December 31, 2021	$194	$-	$-	$194

Mortgage Loan Servicing Rights
June 30, 2022	$4,679	$-	$4,679	$-
December 31, 2021	$4,666	$-	$4,666	$-

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021

Service charges and fees on deposit accounts	$1,036	$822	$2,067	$1,608
Interchange income	1,317	1,312	2,475	2,446
Investment commission income	233	198	438	471
Trust fee income	176	253	354	425
Other charges and fees for customer services	125	138	274	304
Noninterest income from contracts with customers within the scope of ASC 606	2,887	2,723	5,608	5,254
Noninterest income within the scope of other GAAP topics	543	2,009	1,668	5,078
Total noninterest income	$3,430	$4,732	$7,276	$10,332

NOTE 8 – DERIVATIVE AND HEDGING ACTIVITIES

ChoiceOne is exposed to certain risks relating to its ongoing business operations. ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as a rate, security price or price index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. Derivatives are also implicit in certain contracts and commitments.

ChoiceOne currently uses interest rate swaps and interest rate caps to manage its exposure to certain fixed and variable rate assets and variable rate liabilities.

ChoiceOne recognizes derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. ChoiceOne records derivative assets and derivative liabilities on the balance sheet within other assets and other liabilities, respectively. Changes in the fair value of derivative financial instruments are either recognized in income or in shareholders’ equity as a component of accumulated other comprehensive income or loss depending on whether the derivative financial instrument qualifies for hedge accounting and, if so, whether it qualifies as a fair value hedge or cash flow hedge.

Interest rate swaps

ChoiceOne uses interest rate swaps as part of its interest rate risk management strategy to add stability to net interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as hedges involve the receipt of variable-rate amounts from a counterparty in exchange for ChoiceOne making fixed-rate payments or the receipt of fixed-rate amounts from a counterparty in exchange for ChoiceOne making variable rate payments, over the life of the agreements without the exchange of the underlying notional amount.

In the first six months of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges.  These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans.  The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income.   The Pay Floating Swap Agreements will pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%.

In the first six months of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032.   The Pay Fixed Swap Agreements will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate.

Interest rate caps

ChoiceOne also uses interest rate caps to provide stability to net interest income and to manage its exposure to interest rate movements. Interest rate caps designated as hedges involve the payment of a fixed premium by ChoiceOne who will then receive payment equivalent to the spread between the current rate and the strike rate until the conclusion of the term from the counterparty.

In the first six months of 2022, ChoiceOne entered into four forward starting interest rate cap agreements with a total notional amount of $200.0 million (“SOFR Cap Agreements”). Three of the SOFR Cap Agreements with a total notional amount of $100.0 million are designated as fair value hedges and hedge against changes in the fair value of certain fixed rate tax-exempt municipal bonds. ChoiceOne utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the SOFR rate above 2.68%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The remaining SOFR Cap Agreement with a notional amount of $100.0 million is designated as a cash flow hedge and hedges against the risk of variability in cash flows attributable to fluctuations in the SOFR rate above 2.68% for forecasted payments on future deposits or borrowings indexed to the SOFR Rate.  All of the SOFR Cap Agreements are two year forward starting with an eight year term set to expire in 2032.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$14,209	Other Assets	$-
Interest rate contracts	Other Liabilities	$2,393	Other Liabilities	$-

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended June 30, 2022		Six months ended June 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$422	$(155)	$422	$(155)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(71)	$-	$-	$-
Derivatives designated as hedging instruments	$71	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$(153)	$-	$(153)	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$(155)	$-	$(155)

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

RESULTS OF OPERATIONS

Net income for the second quarter of 2022 was $5,615,000, which represented an increase of $572,000 or 11% compared to the second quarter of 2021.  Basic and diluted earnings per common share were $0.75 for the second quarter of 2022 compared to $0.65 for the second quarter of the prior year.  The increase in the second quarter 2022 is largely related to the increase in interest income due to strong loan growth. Net income for the first half of 2022 was $11,143,000, which represented a decline of $138,000 or 1% compared to the first half of 2021.  Basic and diluted earnings per common share were $1.49 for the first half of 2022 compared to $1.45 for the first half of the prior year.  The decline in net income in the first half of 2022 compared to the same period in the prior year resulted in part from a decline of refinancing activity within ChoiceOne's mortgage portfolio due to a rise in mortgage rates since the first quarter of the prior year.  Net income also declined as noninterest expense increased partially related to salaries and wages of new commercial loan production and wealth management staff.  These factors were largely offset by an increase of $4.1 million in interest income as the balance of both core loans and securities continued to grow.  Core loans (defined as loans excluding loans held for sale, loans to other financial institutions, and Paycheck Protection Program (“PPP”) loans) increased by $60.7 million or 23.8% on an annualized basis in the second quarter of 2022 and $184.9 million or 20.7% since the end of the second quarter in 2021.

The return on average assets and return on average shareholders’ equity were 0.95% and 12.68%, respectively, for the second quarter of 2022, compared to 0.96% and 8.97%, respectively, for the same period in 2021.  The return on average assets and return on average shareholders’ equity were 0.94% and 11.62%, respectively, for the first six months of 2022, compared to 1.10% and 10.01%, respectively, for the same period in 2021.  The increase in the return on average shareholders' equity is related to the decline in equity caused by the increase in unrealized losses on available-for-sale securities during the first six months of 2022.

Paycheck Protection Program

ChoiceOne processed over $126 million in PPP loans in 2020, acquired an additional $37 million in PPP loans in the merger with Community Shores Bank Corporation ("Community Shores"), and originated $89.1 million in PPP loans in 2021.  PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. PPP loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven in whole or in part.  Payments are deferred until either the date on which the Small Business Administration ("SBA") remits the amount of forgiveness proceeds to the lender or the date that is ten months after the last day of the covered period if the borrower does not apply for forgiveness within that ten-month period.  The loans are 100% guaranteed by the SBA.  The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. Upon SBA forgiveness, unrecognized fees are recognized into interest income.  In the second quarter and first half of 2022, $6.7 million and $31.4 million of PPP loans were forgiven resulting in $283,000 and $1.2 million of fee income, respectively.  $1.8 million in PPP loans and $68,000 in deferred PPP fee income remains outstanding as of June 30, 2022.  Management expects the remaining PPP loans to be forgiven in the second half of 2022.

Dividends

Cash dividends of $1,875,000 or $0.25 per share were declared in the second quarter of 2022, compared to $1,703,000 or $0.22 per share declared in the second quarter of 2021.  Cash dividends declared in the first six months of 2022 were $3,747,000 or $0.50 per share, compared to $3,419,000 or $0.44 per share in the same period during the prior year.   The cash dividend payout percentage was 33.6% for the first six months of 2022, compared to 30.3% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three- and six-month periods ended June 30, 2022 and 2021.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,076,934	$12,529	4.65%	$1,041,118	$11,567	4.44%
Taxable securities (2)	780,689	3,522	1.80	547,388	2,396	1.75
Nontaxable securities (1)	317,730	1,973	2.48	277,365	1,832	2.64
Other	40,728	63	0.61	57,782	12	0.08
Interest-earning assets	2,216,081	18,087	3.26	1,923,653	15,807	3.29
Noninterest-earning assets	145,398			170,684
Total assets	$2,361,479			$2,094,337

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$911,936	$627	0.27%	$750,535	$465	0.25%
Savings deposits	461,934	157	0.14	391,745	133	0.14
Certificates of deposit	181,851	211	0.47	185,556	241	0.52
Borrowings	5,765	21	1.44	2,758	22	3.13
Subordinated debentures	35,095	361	4.11	3,123	50	6.44
Interest-bearing liabilities	1,596,581	1,377	0.34	1,333,717	911	0.27
Demand deposits	578,943			529,359
Other noninterest-bearing liabilities	8,870			6,268
Total liabilities	2,184,394			1,869,344
Shareholders' equity	177,085			224,993
Total liabilities and shareholders' equity	$2,361,479			$2,094,337

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,711			$14,896

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.02%			3.10%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,711			$14,896
Adjustment for taxable equivalent interest		(422)			(388)
Net interest income (GAAP)		$16,289			$14,508
Net interest margin (GAAP)			2.94%			3.02%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.3 million and $3.2 million in the second quarter of 2022 and 2021, respectively. PPP loan average balances were $5.1 million and $123.7 million in the second quarter of 2022 and 2021, respectively.
(5)	Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $408,000 and $320,000 in the first quarter of 2022 and 2021, respectively. PPP fees were approximately $283,000 and $756,000 in the second quarter of 2022 and 2021, respectively.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)	$1,056,155	$24,832	4.70%	$1,060,543	$24,254	4.57%
Taxable securities (2)	786,620	7,029	1.79	492,170	4,252	1.73
Nontaxable securities (1)	326,687	4,068	2.49	239,507	3,221	2.69
Other	38,521	76	0.39	70,188	32	0.09
Interest-earning assets	2,207,983	36,005	3.26	1,862,408	31,759	3.41
Noninterest-earning assets	155,796			179,949
Total assets	$2,363,779			$2,042,357

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$920,141	$1,062	0.23%	$733,298	$894	0.24%
Savings deposits	451,462	303	0.13	373,671	247	0.13
Certificates of deposit	180,620	413	0.46	190,298	578	0.61
Borrowings	1,872	27	2.85	5,594	57	2.03
Subordinated debentures	36,509	725	3.97	3,111	102	6.58
Interest-bearing liabilities	1,590,604	2,530	0.32	1,305,972	1,878	0.29
Demand deposits	566,177			504,641
Other noninterest-bearing liabilities	15,235			6,265
Total liabilities	2,172,016			1,816,878
Shareholders' equity	191,763			225,479
Total liabilities and shareholders' equity	$2,363,779			$2,042,357

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$33,476			$29,881

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.03%			3.21%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$33,476			$29,881
Adjustment for taxable equivalent interest		(866)			(685)
Net interest income (GAAP)		$32,610			$29,196
Net interest margin (GAAP)			2.95%			3.12%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.4 million and $4.4 million in the half quarter of 2022 and 2021, respectively. PPP loan average balances were $14.5 million and $128.5 million in the first half of 2022 and 2021, respectively.
(5)	Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $1.2 million and $671,000 in the first half of 2022 and 2021, respectively. PPP fees were approximately $1.2 million and $2.4 million in the first half of 2022 and 2021, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2022 Over 2021
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$962	$401	$561
Taxable securities	1,126	1,049	77
Nontaxable securities (2)	141	715	(574)
Other	51	(24)	75
Net change in interest income	2,280	2,141	139

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	162	111	51
Savings deposits	24	46	(22)
Certificates of deposit	(30)	(5)	(25)
Borrowings	(1)	62	(63)
Subordinated debentures	311	441	(130)
Net change in interest expense	466	655	(189)
Net change in tax-equivalent net interest income	$1,814	$1,486	$328

	Six Months Ended June 30,
(Dollars in thousands)	2022 Over 2021
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$578	$(279)	$857
Taxable securities	2,777	2,632	145
Nontaxable securities (2)	847	1,497	(650)
Other	44	(45)	89
Net change in interest income	4,246	3,805	441

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	168	263	(95)
Savings deposits	56	49	7
Certificates of deposit	(165)	(28)	(137)
Borrowings	(30)	(76)	46
Subordinated debentures	623	757	(134)
Net change in interest expense	652	965	(313)
Net change in tax-equivalent net interest income	$3,594	$2,840	$754

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

Net Interest Income

Tax-equivalent net interest income increased $1.8 million and $3.6 million in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.  This was largely due to an increase in the average balance of securities of $273.7 million and $381.6 million in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.  Net interest margin on a tax-equivalent basis declined by 8 basis points and 18 basis points in the second quarter and first half of 2022, respectively, compared to the same periods in 2021. The decline was due to lower PPP fees and a higher percentage of securities to total assets.

The average balance of loans increased $35.8 million in the second quarter of 2022 and declined $4.4 million in the first half of 2022 compared to the same periods in 2021.  The large increase in average loan balance in the second quarter of 2022 compared to the second quarter of 2021 is due to average core loans balance growth of $153.1 million partially offset by a decline in the average PPP loans balance of $118.6 million.   The decline in average loan balance in the first half of 2022 compared to the first half of 2021 is due to average PPP loans balance declining $114.0 million and a small decline in the average balance of loans to other financial institutions during that time, partially offset by the average balance of core loans increasing $119.4 million.  The average balance of total securities increased $273.7 million in the second quarter of 2022 compared to the same period in 2021 offset by a decline in the average rate earned of 5 basis points. The average balance of total securities increased $381.6 million in the first half of 2022 compared to the same period in 2021 offset by a decline in the average rate earned of 5 basis points. The securities portfolio has grown as ChoiceOne has deployed excess deposit dollars into securities with the intent to transition to loans as good credits become available.  The effect of the average balance growth, partially offset by a combined 5 basis point reduction in the average rate earned on securities, caused tax-equivalent securities income to increase $1.3 million in the second quarter of 2022 and $3.6 million in the first half of 2022, respectively, compared to the same period in 2021.

Growth of $231.6 million in the average balance of interest-bearing demand deposits and savings deposits and a combined 2 basis point increase in the average rate paid, caused interest expense to be $186,000 higher in the first quarter of 2022 compared to the first quarter of the prior year.  Growth of $264.6 million in the average balance of interest-bearing demand deposits and savings deposits, partially offset by a combined 1 basis point decrease in the average rate paid, caused interest expense to be $224,000 higher in the first half of 2022 compared to the first half of the prior year. The average balance of certificates of deposit decreased $3.7 million and $9.7 million in the second quarter and first half of 2022, respectively, compared to the same periods in 2021. The decreased balances and a reduction of 5 basis points and 15 basis points in the average rate paid on certificates of deposit caused interest expense to decrease $30,000 and $165,000 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.  In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores.  These increased the average balance of subordinated debentures by $32.0 million and $33.4 million in the second quarter and first half of 2022, respectively, compared to the same period in the prior year and caused interest expense to increase by $311,000 and $623,000 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.

Provision and Allowance for Loan Losses

The provision for loan losses was $0 in the first six months of 2022, compared to $416,000 in the same period in the prior year. No provision in the second quarter of 2022 was deemed prudent based on our assessment of the probable estimated losses inherent in the loan portfolio. Our methodology for measuring the appropriate level of allowance for loan losses and related provision for loan losses involves specific allocations for loans considered impaired, and general allocations for homogeneous loans based on historical loss experience.

Loans classified as impaired loans declined by $2.7 million during the six months ended June 30, 2022.  The specific allowance for loan losses for impaired loans decreased by $288,000 during the six months ended June 30, 2022 largely due to the decrease in balance of impaired loans compared to December 31, 2021.

The determination of our loss factors is based, in part, upon our actual loss history adjusted for significant qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  ChoiceOne uses a rolling 20 quarter actual net charge-off history as the base for the computation.

Nonperforming loans were $2.7 million as of June 30, 2022, compared to $5.5 million as of December 31, 2021.  The allowance for loan losses was 0.69% of total loans at June 30, 2022, compared to 0.76% at December 31, 2021.  Loans acquired in the mergers with County Bank Corp. and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition.  ChoiceOne has $3.1 million in credit mark remaining on loans acquired in the mergers.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2022 and 2021 were as follows:

(Dollars in thousands)	2022		2021
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	131	4	98	73
Consumer	255	106	147	113
Commercial real estate	-	2	48	43
Residential real estate	-	2	-	5
	$386	$114	$293	$234

Net charge-offs were $272,000 in the first six months of 2022, compared to net charge-offs of $59,000 during the same period in 2021. Checking account charge-off and recovery activity is included in the consumer charge-off activity above.  Net charge-offs for checking accounts for the second quarter and first half of 2022 was $60,000 and $113,000, respectively, compared to $27,000 and $41,000 for the same periods in the prior year.  Net charge-offs on an annualized basis as a percentage of average loans were 0.05% in the first six months of 2022 compared to annualized net charge-offs of 0.01% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect businesses and individual borrowers.  Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2022, the provision and allowance for loan losses will be reviewed by ChoiceOne’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income was $3.4 million in the second quarter and $7.3 million in the first half of 2022 compared to $4.7 million and $10.3 million in the same periods in the prior year.  Total noninterest income in the first six months of 2021 was bolstered by heightened levels of refinancing activity within ChoiceOne's mortgage portfolio, with gains on sales of loans $2.2 million larger than in the first six months of 2022.  Customer service charges increased $488,000 in the first half of 2022 compared to the first half of 2021 as prior year service charges were depressed by the effects of the COVID-19 pandemic.  The market value of equity securities declined during the first half of 2022 compared to the first half of 2021 consistent with general market conditions.  Equity securities include local community bank stocks and Community Reinvestment Act bond mutual funds.  During the second quarter of 2022, ChoiceOne liquidated $31.5 million in securities resulting in a $427,000 realized loss, in order to redeploy the funds into higher yielding loans and reduce the risk of extension on certain fixed income securities which include a call option.

Noninterest Expense

Total noninterest expense increased $28,000 and $1.2 million in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.   Salaries and wages increased $538,000 and $976,000 in the second quarter and first half of 2022, respectively, compared to the same periods in 2021.  The increase as compared to the first six months of 2022 is related to an increase in salaries and wages due to new commercial loan production staff and wealth management staff.  This investment in people will increase expenses short term, but is expected to drive long term value to ChoiceOne through the building of new relationships.  Other expenses have also increased in the first half of 2022 compared to the same period in the prior year due to an increase to our FDIC insurance related expenses and other expenses.  ChoiceOne continues to monitor expenses and looks to improve our efficiency through automation and use of digital tools.

Income Tax Expense

Income tax expense was $1.9 million in the first six months of 2022 compared to $2.2 million for the same period in 2021.  The decrease was due to a higher level of income before income tax in 2021. The effective tax rate was 14.5% for the first six months of 2022 compared to 16.2% for the first six months of 2021.  The decline in the effective tax rate resulted from increased interest income from tax-exempt securities in the first half of 2022 compared to 2021.

FINANCIAL CONDITION

Securities

In the last two years ChoiceOne has grown its securities portfolio substantially.  Total available for sale securities on December 31, 2020, amounted to $577.7 million and grew steadily to an available for sale balance on December 31, 2021, of $1.1 billion.  Many of the securities making up this balance include local municipals and other securities ChoiceOne has no intent to sell prior to maturity.  During the first quarter of 2022, ChoiceOne elected to move $428.4 million of the portfolio into a held to maturity status.  Management believes the $566.1 million in available for sale securities at June 30, 2022 to be sufficient for any future liquidity needs.

$31.8 million of securities were sold in the six months ended June 30, 2022 to be replaced with higher yielding assets. $8.7 million of securities were called or matured during that same period. Principal repayments on securities totaled $22.2 million in the six months ended June 30, 2022.

Loans

Core loans, which exclude PPP loans, held for sale loans, and loans to other financial institutions, grew organically by $184.9 million from June 30, 2021 to June 30, 2022. Additions to our commercial lending staff in 2021 and investments in the automation of our commercial loan process have helped drive our pipeline of commercial loans and corresponding growth.  Loans to other financial institutions increased $37.4 million from June 30, 2021 to June 30, 2022. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and fluctuates with the national mortgage market.  In the second quarter of 2022, $6.7 million of PPP loans were forgiven, resulting in $283,000 of fee income.  $1.8 million in PPP loans and $68,000 in deferred PPP fee income remains outstanding as of June 30, 2022.  During the second quarter and first half of 2022, ChoiceOne recorded accretion income related to acquired loans in the amount of $346,000 and $1.2 million, respectively.  The remaining credit mark on acquired loans from the recent mergers with County Bank Corp. and Community Shores totaled $3.1 million as of June 30, 2022.

Excluding PPP loans, ChoiceOne saw an increase of $31.4 million of commercial and industrial loans, $37.7 million of commercial real estate loans and $23.3 million of residential real estate during the first six months of 2022.  Excluding PPP loans, ChoiceOne saw declines of $6.0 million in agricultural loans and $1.1 million in construction real estate loans in the first six months of 2022.  The other changes resulted from normal fluctuations in borrower activity.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $2.7 million at June 30, 2022, compared to $5.4 million as of December 31, 2021.  The change in the first six months of 2022 was primarily comprised of a decrease of $2.3 million in impaired agricultural loans.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2022	2021
Loans accounted for on a nonaccrual basis	$1,242	$1,727
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	1,472	3,816
Total	$2,714	$5,543

The reduction in the balance of nonaccrual loans in the first six months of 2022 was primarily due to loans that were paid off.  It is also noted that 82% of loans considered TDRs were performing according to their restructured terms as of June 30, 2022.  Management believes the allowance for loan losses allocated to its nonperforming loans is sufficient at June 30, 2022.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit's fair value.  Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. ChoiceOne acquired Valley Ridge Financial Corp. in 2006, County Bank Corp. in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.3 million, respectively.

ChoiceOne management performs an annual qualitative assessment and periodically performs a quantitative assessment.  Management will perform a quantitative assessment of goodwill during the third quarter of 2022.

Deposits and Borrowings

Total deposits decreased $7.1 million in the second quarter of 2022 and have increased $257.8 million since June 30, 2021.  Deposit remained relatively flat in the second quarter primarily due to the seasonality of ChoiceOne's municipal clients and some modest deposit runoff as ChoiceOne has held deposit rates steady through the rapidly rising rate environment.  Despite the 13.7% growth in deposits since June 30, 2021, ChoiceOne has been able to maintain relatively low deposit costs, with an increase in interest expense of only 3.5% for the first six months of 2022 compared to the first six months of 2021.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  ChoiceOne also holds $3.2 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment.   ChoiceOne may use Federal Home Loan Bank advances and advances from the Federal Reserve Bank Discount Window to meet short-term funding needs in the remainder of 2022.

Shareholders' Equity

Total shareholders' equity declined $55.2 million in the first six months of 2022.  The Federal Reserve increased the federal funds rate by 2.25% during the first half of 2022 in response to published inflation rates, causing interest rates to increase.  This change in interest rates increased ChoiceOne's unrealized pre-tax loss on the available for sale securities portfolio from $3.3 million at December 31, 2021 to $73.9 million at June 30, 2022.  Additionally, meeting minutes from the Federal Open Market Committee indicated that additional increases in the federal funds rate are expected in order to combat inflation in the coming quarters.  An increase of an additional 75 basis points to the federal funds rate occurred in July 2022. As such, ChoiceOne has elected to utilize interest rate derivatives in order to better manage its interest rate risk position.  On April 21, 2022, ChoiceOne purchased four forward-starting interest rate caps with a total notional amount of $200.0 million and entered into a $200.0 million forward-starting pay-fixed interest rate swap.  These strategies create accounting symmetry between available for sale securities and other comprehensive income (equity), thus protecting tangible capital from further increases in interest rates.  ChoiceOne also entered into two received-fixed interest rate swaps with a total notional amount of $200.0 million, which, in the current environment, offsets the cost of the rising rate protection. These three strategies, in the aggregate, are expected to be neutral to net income in 2022 and better position ChoiceOne Bank should rates continue to rise.  Importantly, the transactions were structured to qualify for hedge accounting, which means that changes in the fair value of the instruments flow through other comprehensive income (equity).  Refer to further details in Note 8 to the consolidated financial statements included in this report.

A reduction in common stock and paid in capital resulted from ChoiceOne's repurchase of 25,899 shares for $682,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022.  No shares of common stock were repurchased during the second quarter of 2022; however, ChoiceOne may strategically repurchase shares of common stock in the future depending on market and other conditions.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	212,043	13.8%	122,636	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	168,228	11.0	68,983	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	172,728	11.3	91,977	6.0	N/A	N/A
Tier 1 capital (to average assets)	172,728	7.5	92,046	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	194,686	12.7%	122,439	8.0%	153,049	10.0%
Common equity Tier 1 capital (to risk weighted assets)	187,270	12.2	68,872	4.5	99,482	6.5
Tier 1 capital (to risk weighted assets)	187,270	12.2	91,830	6.0	122,439	8.0
Tier 1 capital (to average assets)	187,270	8.1	91,953	4.0	114,941	5.0

December 31, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$204,353	14.4%	$113,604	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	160,338	11.3	63,902	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	164,838	11.6	85,203	6.0	N/A	N/A
Tier 1 capital (to average assets)	164,838	7.4	89,415	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$182,275	12.9%	$113,444	8.0%	$141,806	10.0%
Common equity Tier 1 capital (to risk weighted assets)	174,587	12.3	63,813	4.5	92,174	6.5
Tier 1 capital (to risk weighted assets)	174,587	12.3	85,083	6.0	113,444	8.0
Tier 1 capital (to average assets)	174,587	7.8	89,289	4.0	111,611	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2022 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $22.3 million for the six months ended June 30, 2022 compared to $17.1 million in the same period a year ago.  The change was due to lower net proceeds from loan sales in 2022 compared to 2021, which was offset by the change in other assets and liabilities.  Net cash used in investing activities was $52.8 million for the six months ended June 30, 2022 compared to $194.6 million in the same period in 2021. ChoiceOne had $32.7 million of securities purchases and sold $31.8 million of securities in the first half of 2022 compared to $322.0 million and $0 in the same period in 2021, respectively.  An increase in net loan originations led to cash used in of $59.6 million in the first six months of 2022 compared to cash provided of $100.8 million in the same period during the prior year.  Net cash provided by financing activities was $38.9 million for the first six months ended 2022, compared to $193.2 million in the same period in the prior year. ChoiceOne experienced growth of $86.2 million in deposits in the first six months of 2022 compared to $206.2 million in 2021, with a $36.3 million decrease in borrowings contributing to the change.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the second quarter of 2022.

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

4.2	Form of 3.25% Fixed-to-Floating Rate Subordinated Note due September 3, 2031. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed September 7, 2021. Here incorporated by reference.

4.3	Form of 3.25% Fixed-to-Floating Rate Global Subordinated Note due September 3, 2031. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 8-K filed September 7, 2021. Here incorporated by reference.

10.1	ChoiceOne Financial Services, Inc. Equity Incentive Plan of 2022. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Registration on Form S-8 filed May 27, 2022. Here incorporated by reference.

10.2	ChoiceOne Financial Services, Inc. 2022 Employee Stock Purchase Plan. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Registration Statement on Form S-8 filed May 27, 2022. Here incorporated by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Treasurer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 12, 2022	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)