Form 10-Q
period 2022-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2022-11-10
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the Registrant had outstanding 7,514,076 shares of common stock.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share data)	2022	2021
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$51,144	$31,537
Time deposits in other financial institutions	350	350
Cash and cash equivalents	51,494	31,887

Equity securities, at fair value (Note 2)	7,977	8,492
Securities available for sale, at fair value (Note 2)	530,093	1,098,885
Securities held to maturity, at amortized cost (Note 2)	428,205	-
Federal Home Loan Bank stock	3,493	3,824
Federal Reserve Bank stock	5,064	5,064
Loans held for sale	8,848	9,351
Loans to other financial institutions	70	42,632
Loans (Note 3)	1,132,401	1,016,848
Allowance for loan losses (Note 3)	(7,457)	(7,688)
Loans, net	1,124,944	1,009,160

Premises and equipment, net	28,947	29,880
Other real estate owned, net	-	194
Cash value of life insurance policies	44,033	43,356
Goodwill	59,946	59,946
Core deposit intangible	3,062	3,962
Other assets	67,353	20,049
Total assets	$2,363,529	$2,366,682

Liabilities
Deposits – noninterest-bearing	$599,360	$560,931
Deposits – interest-bearing	1,557,294	1,491,363
Total deposits	2,156,654	2,052,294
Borrowings	-	50,000
Subordinated debentures	35,201	35,017
Other liabilities	15,017	7,702
Total liabilities	2,206,872	2,145,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 12,000,000; shares outstanding: 7,510,036 at September 30, 2022 and 7,510,379 at December 31, 2021	171,975	171,913
Retained earnings	63,664	52,332
Accumulated other comprehensive loss, net	(78,982)	(2,576)
Total shareholders’ equity	156,657	221,669
Total liabilities and shareholders’ equity	$2,363,529	$2,366,682

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 30,		September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$13,611	$12,408	$38,432	$36,655
Securities:
Taxable	3,972	2,821	11,001	7,073
Tax exempt	1,464	1,459	4,678	4,002
Other	238	38	314	70
Total interest income	19,285	16,726	54,425	47,800

Interest expense
Deposits	1,563	837	3,342	2,556
Advances from Federal Home Loan Bank	5	18	8	21
Other	379	171	1,127	327
Total interest expense	1,947	1,026	4,477	2,904

Net interest income	17,338	15,700	49,948	44,896
Provision for loan losses	100	-	100	416
Net interest income after provision for loan losses	17,238	15,700	49,848	44,480

Noninterest income
Customer service charges	2,458	2,255	7,000	6,309
Insurance and investment commissions	158	153	596	624
Gains on sales of loans	432	1,798	2,123	5,715
Net gains (losses) on sales of securities	(378)	—	(805)	3
Net gains on sales and write downs of other assets	—	—	172	—
Earnings on life insurance policies	259	194	793	570
Trust income	174	187	528	612
Change in market value of equity securities	(323)	(28)	(1,006)	461
Other	267	159	922	756
Total noninterest income	3,047	4,718	10,323	15,050

Noninterest expense
Salaries and benefits	7,668	7,552	22,811	21,719
Occupancy and equipment	1,545	1,538	4,688	4,591
Data processing	1,734	1,471	5,056	4,573
Professional fees	559	754	1,628	2,426
Supplies and postage	184	171	541	395
Advertising and promotional	199	183	478	535
Intangible amortization	297	346	901	1,005
FDIC insurance	195	225	645	533
Other	1,035	1,266	3,515	3,386
Total noninterest expense	13,416	13,506	40,263	39,163

Income before income tax	6,869	6,912	19,908	20,367
Income tax expense	1,056	1,163	2,952	3,337

Net income	$5,813	$5,749	$16,956	$17,029

Basic earnings per share (Note 4)	$0.77	$0.75	$2.26	$2.20
Diluted earnings per share (Note 4)	$0.77	$0.75	$2.26	$2.20
Dividends declared per share	$0.25	$0.25	$0.75	$0.69

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2022	2021	2022	2021
Net income	$5,813	$5,749	$16,956	$17,029

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(25,073)	(6,173)	(99,584)	(11,464)
Income tax benefit (expense)	5,265	1,296	20,913	2,407
Less: reclassification adjustment for net (gain) loss included in net income	378	-	805	(3)
Income tax benefit (expense)	(79)	-	(169)	1
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	3,404	-
Income tax benefit (expense)	-	-	(715)	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(19,509)	(4,877)	(75,346)	(9,059)

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	(3,404)	-
Income tax benefit (expense)	-	-	715	-
Less: amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	53	-	297	-
Income tax benefit (expense)	(11)	-	(62)	-
Unrealized loss on held to maturity securities, net of tax	42	-	(2,454)	-

Change in net unrealized gain (loss) on derivatives	6,618	-	1,042	-
Income tax benefit (expense)	(1,390)	-	(219)	-
Less: amortization of net unrealized (gains) losses included in net income	416	-	723	-
Income tax benefit (expense)	(87)	-	(152)	-
Unrealized gain (loss) on derivative instruments, net of tax	5,557	-	1,394	-

Other comprehensive income (loss), net of tax	(13,910)	(4,877)	(76,406)	(9,059)

Comprehensive income (loss)	$(8,097)	$872	$(59,450)	$7,970

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2021	7,692,537	$176,323	$45,352	$6,846	$228,521

Net income			5,749		5,749
Other comprehensive income				(4,877)	(4,877)
Shares issued	5,924	139			139
Effect of employee stock purchases		6			6
Stock-based compensation expense		84			84
Shares repurchased	(107,240)	(2,664)			(2,664)
Cash dividends declared ($0.25 per share)			(1,903)		(1,903)

Balance, September 30, 2021	7,591,221	$173,888	$49,198	$1,969	$225,055

Balance, July 1, 2022	7,503,072	$171,804	$59,728	$(65,072)	$166,460

Net income			5,813		5,813
Other comprehensive income (loss)				(13,910)	(13,910)
Shares issued	6,964	32			32
Effect of employee stock purchases		6			6
Stock-based compensation expense		133			133
Cash dividends declared ($0.25 per share)			(1,877)		(1,877)

Balance, September 30, 2022	7,510,036	$171,975	$63,664	$(78,982)	$156,657

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			17,029		17,029
Other comprehensive loss				(9,059)	(9,059)
Shares issued	17,810	420			420
Effect of employee stock purchases		19			19
Stock-based compensation expense		260			260
Shares repurchased	(222,941)	(5,561)			(5,561)
Cash dividends declared ($0.69 per share)	-	-	(5,322)		(5,322)

Balance, September 30, 2021	7,591,221	$173,888	$49,198	$1,969	$225,055

Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			16,956		16,956
Other comprehensive income (loss)				(76,406)	(76,406)
Shares issued	25,556	304			304
Effect of employee stock purchases		19			19
Stock-based compensation expense		421			421
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($0.75 per share)			(5,624)		(5,624)

Balance, September 30, 2022	7,510,036	$171,975	$63,664	$(78,982)	$156,657

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,956	$17,029
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	100	416
Depreciation	2,041	1,949
Amortization	8,145	6,989
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	726	596
Net losses (gains) on sales of available for sale securities	805	(3)
Net change in market value of equity securities	1,006	(461)
Gains on sales of loans	(2,123)	(5,715)
Loans originated for sale	(68,434)	(162,579)
Proceeds from loan sales	70,155	171,882
Earnings on bank-owned life insurance	(793)	(570)
Proceeds from BOLI policy	130	-
Earnings on death benefit from bank-owned life insurance	(14)	-
(Gains)/losses on sales of other real estate owned	(41)	(4)
Proceeds from sales of other real estate owned	235	407
Deferred federal income tax (benefit)/expense	169	634
Net change in:
Other assets	(4,461)	(2,805)
Other liabilities	7,423	1,797
Net cash provided by operating activities	32,025	29,562

Cash flows from investing activities:
Sales of securities available for sale	47,167	-
Maturities, prepayments and calls of securities available for sale	39,024	39,772
Maturities, prepayments and calls of securities held to maturity	6,277	-
Purchases of securities available for sale	(54,347)	(514,204)
Purchases of securities held to maturity	(7,505)	-
Loan originations and payments, net	(73,321)	78,067
Additions to premises and equipment	(1,238)	(2,193)
Proceeds from (payments for) derivative contracts, net	(16,547)	-
Net cash provided by (used in) investing activities	(60,490)	(398,558)

Cash flows from financing activities:
Net change in deposits	104,360	337,572
Net change in short term borrowings	(50,000)	22,464
Issuance of common stock	80	104
Repurchase of common stock	(682)	(5,561)
Share based compensation withholding obligation	(62)	-
Cash dividends	(5,624)	(5,322)
Net cash provided by financing activities	48,072	349,257

Net change in cash and cash equivalents	19,607	(19,739)
Beginning cash and cash equivalents	31,887	79,519

Ending cash and cash equivalents	$51,494	$59,780

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,738	$2,885
Cash paid for income taxes	200	2,501
Loans transferred to other real estate owned	-	298

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market. Loans to other financial institutions are excluded from Note 3. Management has elected to suspend the warehouse line of credit program as of the end of the third quarter of 2022.  A small balance of loans remains in the pipeline from prior to the suspension; however, these are expected to be paid off quickly, with no losses, and are immaterial.

Goodwill

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of the acquired tangible assets and liabilities and identifiable intangible assets. Goodwill and intangible assets acquired in a purchase or business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.

Core Deposit Intangible

Core deposit intangible represents the value of the acquired customer core deposit bases and is included as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over a 120 month period and is subject to periodic impairment evaluation.

Stock Transactions

A total of 12,104 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $286,000 under the terms of the Directors’ Stock Purchase Plan in the first nine months of 2022. A total of 6,524 shares for a cash price of $80,000 were issued under the Employee Stock Purchase Plan in the first nine months of 2022.  ChoiceOne repurchased 25,899 shares for $682,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.  No shares were repurchased under this program in the second or third quarter of 2022.

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value $428.4 million of securities classified as available for sale to the held to maturity classification.  The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities.  No gains or losses were recognized at the time of the transfer.  The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.5 million after tax as of September 30, 2022.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

September 30, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,445	$272	$(740)	$7,977

December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,953	$665	$(126)	$8,492

The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in accumulated other comprehensive income:

	September 30, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,926	$-	$(13,372)	$77,554
State and municipal	281,298	-	(57,311)	223,987
Mortgage-backed	242,095	-	(27,404)	214,691
Corporate	757	-	(41)	716
Asset-backed securities	13,653	-	(508)	13,145
Total	$628,729	$-	$(98,636)	$530,093

Held to Maturity:
U.S. Government and federal agency	$2,965	$-	$(415)	$2,550
State and municipal	202,406	-	(42,485)	159,921
Mortgage-backed	202,131	-	(31,296)	170,835
Corporate	19,597	-	(2,068)	17,529
Asset-backed securities	1,106	-	(83)	1,023
Total	$428,205	$-	$(76,347)	$351,858

	December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,001	$7	$-	$2,008
U.S. Treasury notes and bonds	93,267	23	(1,311)	91,979
State and municipal	528,252	10,704	(4,109)	534,847
Mortgage-backed	441,383	781	(9,049)	433,115
Corporate	20,856	19	(233)	20,642
Asset-backed securities	16,387	-	(93)	16,294
Total	$1,102,146	$11,534	$(14,795)	$1,098,885

Available for sale securities with unrealize losses as of September 30, 2022 and 2021, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	77,554	13,372	77,554	13,372
State and municipal	181,857	44,576	40,756	12,735	222,613	57,311
Mortgage-backed	86,499	4,410	125,765	22,994	212,264	27,404
Corporate	716	41	-	-	716	41
Asset-backed securities	-	-	13,145	508	13,145	508
Total temporarily impaired	$269,072	$49,027	$257,220	$49,609	$526,292	$98,636

	December 31, 2021
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	89,958	1,311	-	-	89,958	1,311
State and municipal	130,001	3,253	15,237	856	145,238	4,109
Mortgage-backed	261,560	5,709	86,974	3,340	348,534	9,049
Corporate	17,369	233	-	-	17,369	233
Asset-backed securities	16,294	93	-	-	16,294	93
Total temporarily impaired	$515,182	$10,599	$102,211	$4,196	$617,393	$14,795

Held to maturity securities with unrealize losses as of September 30, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, in the table below.  There were no held to maturity securities as of December 31, 2021.

	September 30, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,550	$415	$2,550	$415
U.S. Treasury notes and bonds	-	-	-	-	-	-
State and municipal	105,390	25,177	54,531	17,308	159,921	42,485
Mortgage-backed	59,007	6,495	111,828	24,801	170,835	31,296
Corporate	11,371	1,512	4,909	556	16,280	2,068
Asset-backed securities	-	-	1,023	83	1,023	83
Total temporarily impaired	$175,768	$33,184	$174,841	$43,163	$350,609	$76,347

ChoiceOne reviews its securities portfolio on a quarterly basis to determine whether unrealized losses are considered to be temporary or other-than-temporary. No other-than-temporary impairment charges were recorded in the three and nine months ended September 30, 2022, or in the same periods in 2021. ChoiceOne believes that unrealized losses on securities were temporary in nature and were due to changes in interest rates and reduced market liquidity and not as a result of credit quality issues.

Presented below is a schedule of maturities of securities as of September 30, 2022, and the fair value of securities available for sale and the amortized cost of securities held to maturity as of September 30, 2022.  Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Treasury notes and bonds	$-	$-	$77,554	$-	$77,554
State and municipal	9,609	7,929	38,202	168,247	223,987
Corporate	-	497	219	-	716
Asset-backed securities	-	9,481	3,664	-	13,145
Total debt securities	9,609	17,907	119,639	168,247	315,402

Mortgage-backed securities	19,362	98,970	90,161	6,198	214,691
Total Available for Sale	$28,971	$116,877	$209,800	$174,445	$530,093

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Government and federal agency	$-	$-	$2,965	$-	$2,965
State and municipal	2,348	5,180	68,447	126,431	202,406
Corporate	-	250	18,347	1,000	19,597
Asset-backed securities	-	1,106	-	-	1,106
Total debt securities	2,348	6,536	89,759	127,431	226,074

Mortgage-backed securities	-	56,033	146,098	-	202,131
Total Held to Maturity	$2,348	$62,569	$235,857	$127,431	$428,205

Following is information regarding unrealized gains and losses on equity securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net gains and (losses) recognized during the period	$(323)	$(28)	$(1,006)	$461
Less: Net gains and (losses) recognized during the period on securities sold	—	—	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(323)	$(28)	$(1,006)	$461

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2022
Beginning balance	$132	$1,613	$309	$4,224	$45	$691	$402	$7,416
Charge-offs	—	(47)	(128)	-	—	—	—	(175)
Recoveries	—	59	56	1	—	—	—	116
Provision	8	(252)	66	384	14	178	(298)	100
Ending balance	$140	$1,373	$303	$4,609	$59	$869	$104	$7,457

Allowance for Loan Losses Nine Months Ended September 30, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs	—	(177)	(383)	—	—	—	—	(560)
Recoveries	—	62	162	3	—	2	—	229
Provision	(308)	34	234	901	(51)	196	(906)	100
Ending balance	$140	$1,373	$303	$4,609	$59	$869	$104	$7,457

Individually evaluated for impairment	$1	$6	$1	$6	$—	$143	$—	$157

Collectively evaluated for impairment	$139	$1,367	$302	$4,603	$59	$726	$104	$7,300

Loans
September 30, 2022
Individually evaluated for impairment	$312	$108	$7	$140	$—	$2,070	$—	$2,637
Collectively evaluated for impairment	63,035	204,686	38,340	584,274	14,299	210,867	—	1,115,501
Acquired with deteriorated credit quality	—	3,796	9	8,781	—	1,677	—	14,263
Ending balance	$63,347	$208,590	$38,356	$593,195	$14,299	$214,614		$1,132,401

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2021
Beginning balance	$374	$1,523	$243	$4,377	$74	$860	$499	$7,950
Charge-offs	—	(96)	(98)	(63)	—	-	—	(257)
Recoveries	—	7	54	—	—	1	—	62
Provision	144	168	33	(154)	39	80	(310)	-
Ending balance	$518	$1,602	$232	$4,160	$113	$941	$189	$7,755

Allowance for Loan Losses Nine Months Ended September 30, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	—	(195)	(244)	(111)	—	—	—	(550)
Recoveries	—	80	168	43	—	5	—	296
Provision	261	390	(9)	50	16	(364)	72	416
Ending balance	$518	$1,602	$232	$4,160	$113	$941	$189	$7,755

Individually evaluated for impairment	$124	$174	$-	$8	$-	$177	$-	$483

Collectively evaluated for impairment	$394	$1,428	$232	$4,152	$113	$764	$189	$7,272

Loans
September 30, 2021
Individually evaluated for impairment	$3,051	$296	$-	$418	$-	$2,191		$5,956
Collectively evaluated for impairment	60,394	211,695	33,793	474,425	18,238	165,913		964,458
Acquired with deteriorated credit quality	—	5,251	13	10,489	—	2,190		17,943
Ending balance	$63,445	$217,242	$33,806	$485,332	$18,238	$170,294		$988,357

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2021
Individually evaluated for impairment	$251	$95	$2	$9	$-	$146	$-	$503

Collectively evaluated for impairment	$197	$1,359	$288	$3,696	$110	$525	$1,010	$7,185

Loans
December 31, 2021
Individually evaluated for impairment	$2,616	$339	$14	$273	$-	$2,191		$5,433
Collectively evaluated for impairment	62,203	197,656	35,148	515,528	19,066	164,647		994,248
Acquired with deteriorated credit quality	-	5,029	12	10,083	-	2,043		17,167
Ending balance	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881		$1,016,848

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

Information regarding ChoiceOne Bank's credit exposure was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Pass	$62,733	$61,864	$208,087	$201,202	$588,066	$519,537
Special Mention	302	339	344	300	729	778
Substandard	312	2,616	159	1,266	4,400	5,569
Doubtful	-	-	-	256	-	-
	$63,347	$64,819	$208,590	$203,024	$593,195	$525,884

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2022	2021	2022	2021	2022	2021
Performing	$38,349	$35,174	$14,299	$19,066	$213,777	$168,031
Nonperforming	-	-	-	-	-	-
Nonaccrual	7	-	-	-	837	850
	$38,356	$35,174	$14,299	$19,066	$214,614	$168,881

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and nine months ended September 30, 2022 and September 30, 2021.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	1	$253	$253
Commercial and industrial	-	-	-	1	18	18
Total	-	$-	$-	2	$271	$271

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	6	$2,210	$2,210
Commercial Real Estate	1	493	493	2	931	931
Total	1	$493	$493	8	$3,141	$3,141

There were no TDRs where the borrower was past due with respect to principal and/or interest for 30 days or more during the three and nine months ended September 30, 2022, or September 30, 2021, which loans had been modified and classified as TDRs during the year prior to the default.

Impaired loans by loan category follow:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2022
With no related allowance recorded
Agricultural	$307	$428	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	-	-	-
Residential real estate	-	-	-
Subtotal	307	428	-
With an allowance recorded
Agricultural	5	5	1
Commercial and industrial	108	185	6
Consumer	7	7	1
Construction real estate	-	-	-
Commercial real estate	140	140	6
Residential real estate	2,070	2,149	143
Subtotal	2,330	2,486	157
Total
Agricultural	312	433	1
Commercial and industrial	108	185	6
Consumer	7	7	1
Construction real estate	-	-	-
Commercial real estate	140	140	6
Residential real estate	2,070	2,149	143
Total	$2,637	$2,914	$157

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2021
With no related allowance recorded
Agricultural	$314	$428	$-
Commercial and industrial	-	-	-
Consumer	-	-	-
Construction real estate	-	-	-
Commercial real estate	94	94	-
Residential real estate	164	172	-
Subtotal	572	694	-
With an allowance recorded
Agricultural	2,302	2,302	251
Commercial and industrial	339	363	95
Consumer	14	15	2
Construction real estate	-	-	-
Commercial real estate	179	179	9
Residential real estate	2,027	2,084	146
Subtotal	4,861	4,943	503
Total
Agricultural	2,616	2,730	251
Commercial and industrial	339	363	95
Consumer	14	15	2
Construction real estate	-	-	-
Commercial real estate	273	273	9
Residential real estate	2,191	2,256	146
Total	$5,433	$5,637	$503

The following schedule provides information regarding average balances of impaired loans and interest recognized on impaired loans for the three and nine months ended September 30, 2022 and September 30, 2021:

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2022
With no related allowance recorded
Agricultural	$310	$-
Commercial and industrial	-	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	-	-
Residential real estate	220	-
Subtotal	530	-
With an allowance recorded
Agricultural	6	-
Commercial and industrial	134	1
Consumer	7	-
Construction real estate	-	-
Commercial real estate	145	2
Residential real estate	1,842	16
Subtotal	2,134	19
Total
Agricultural	316	-
Commercial and industrial	134	1
Consumer	7	-
Construction real estate	-	-
Commercial real estate	145	2
Residential real estate	2,062	16
Total	$2,664	$19

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2021
With no related allowance recorded
Agricultural	$989	$-
Commercial and industrial	-	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	507	2
Residential real estate	320	-
Subtotal	1,816	2
With an allowance recorded
Agricultural	2,119	36
Commercial and industrial	240	2
Consumer	-	-
Construction real estate	-	-
Commercial real estate	272	2
Residential real estate	1,943	14
Subtotal	4,574	54
Total
Agricultural	3,108	36
Commercial and industrial	240	2
Consumer	-	-
Construction real estate	-	-
Commercial real estate	779	4
Residential real estate	2,263	14
Total	$6,390	$56

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2022
With no related allowance recorded
Agricultural	$312	$-
Commercial and industrial	23	-
Consumer	-	-
Construction real estate	-	-
Commercial real estate	23	-
Residential real estate	151	-
Subtotal	509	-
With an allowance recorded
Agricultural	1,136	-
Commercial and industrial	217	3
Consumer	15	-
Construction real estate	-	-
Commercial real estate	156	7
Residential real estate	1,891	49
Subtotal	3,415	59
Total
Agricultural	1,448	-
Commercial and industrial	240	3
Consumer	15	-
Construction real estate	-	-
Commercial real estate	179	7
Residential real estate	2,042	49
Total	$3,924	$59

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2021
With no related allowance recorded
Agricultural	$669	$52
Commercial and industrial	745	-
Consumer	-	-
Construction real estate	20	-
Commercial real estate	1,372	34
Residential real estate	243	-
Subtotal	3,049	86
With an allowance recorded
Agricultural	1,766	71
Commercial and industrial	198	3
Consumer	2	-
Construction real estate	-	-
Commercial real estate	525	8
Residential real estate	2,215	47
Subtotal	4,706	129
Total
Agricultural	2,435	123
Commercial and industrial	943	3
Consumer	2	-
Construction real estate	20	-
Commercial real estate	1,897	42
Residential real estate	2,458	47
Total	$7,755	$215

An aging analysis of loans by loan category follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2022
Agricultural	$-	$-	$-	$-	$63,347	$63,347	$-
Commercial and industrial	1,065	-	46	1,111	207,479	208,590	-
Consumer	17	-	-	17	38,339	38,356	-
Commercial real estate	-	-	-	-	593,195	593,195	-
Construction real estate	-	-	-	-	14,299	14,299	-
Residential real estate	48	615	31	694	213,920	214,614
	$1,130	$615	$77	$1,822	$1,130,579	$1,132,401	$-

December 31, 2021
Agricultural	$-	$-	$-	$-	$64,819	$64,819	$-
Commercial and industrial	21	-	88	109	202,915	203,024	-
Consumer	70	15	-	85	35,089	35,174	-
Commercial real estate	422	13	279	714	525,170	525,884	-
Construction real estate	1,149	1,235	-	2,384	16,682	19,066	-
Residential real estate	1,489	306	454	2,249	166,632	168,881	-
	$3,151	$1,569	$821	$5,541	$1,011,307	$1,016,848	$-

(1) Includes nonaccrual loans.

Nonaccrual loans by loan category follow:

(Dollars in thousands)	September 30,	December 31,
	2022	2021
Agricultural	$307	$313
Commercial and industrial	46	285
Consumer	7	-
Commercial real estate	-	279
Residential real estate	837	850
	$1,197	$1,727

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

The table below presents a roll forward of the accretable yield on the County Bank Corp. acquired loan portfolio for the years ended December 31, 2019, December 31, 2020, and December 31, 2021 and the nine months ended September 30, 2022 (dollars in thousands):

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp. on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance January 1, 2021	135	1,524	1,659
Accretion January 1, 2021 through December 31, 2021	(247)	(348)	(595)
Transfer from non-accretable to accretable yield	400	-	400
Balance January 1, 2022	288	1,176	1,464
Transfer from non-accretable to accretable yield	2,192	-	2,192
Accretion January 1, 2022 through September 30, 2022	(396)	(32)	(428)
Balance, September 30, 2022	$2,084	$1,144	$3,228

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

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the years ended December 31, 2020 and  December 31, 2021 and the nine months ended September 30, 2022 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, January 1, 2021	843	455	1,298
Accretion January 1, 2021 through December 31, 2021	(321)	(258)	(579)
Balance January 1, 2022	522	197	719
Transfer from non-accretable to accretable yield	1,086	-	1,086
Accretion January 1, 2022 through September 30, 2022	(837)	(197)	(1,034)
Balance, September 30, 2022	$771	$-	$771

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2022	2021	2022	2021
Basic
Net income	$5,813	$5,749	$16,956	$17,029

Weighted average common shares outstanding	7,507,538	7,621,423	7,500,877	7,730,135

Basic earnings per common shares	$0.77	$0.75	$2.26	$2.20

Diluted
Net income	$5,813	$5,749	$16,956	$17,029

Weighted average common shares outstanding	7,507,538	7,621,423	7,500,877	7,730,135
Plus dilutive stock options and restricted stock units	12,820	12,644	17,279	13,766

Weighted average common shares outstanding and potentially dilutive shares	7,520,358	7,634,067	7,518,156	7,743,901

Diluted earnings per common share	$0.77	$0.75	$2.26	$2.20

There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three and nine months ended September 30, 2022 and September 30, 2021.  There were no performance awards or restricted stock units that were considered anti-dilutive for the three and nine months ended September 30, 2022 and September 30, 2021.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Assets
Cash and cash equivalents	$51,494	$51,494	$51,494	$-	$-
Equity securities at fair value	7,977	7,977	6,116	-	1,861
Securities available for sale	530,093	530,093	-	530,093	-
Securities held to maturity	428,205	351,858	-	336,795	15,063
Federal Home Loan Bank and Federal
Reserve Bank stock	8,557	8,557	-	8,557	-
Loans held for sale	8,848	9,113	-	9,113	-
Loans to other financial institutions	70	70	-	70	-
Loans, net	1,124,944	1,063,833	-	-	1,063,833
Accrued interest receivable	9,273	9,273	-	9,273	-
Interest rate lock commitments	51	51	-	51	-
Mortgage loan servicing rights	4,537	5,853	-	5,853	-
Interest rate derivative contracts	28,185	28,185	-	28,185	-

Liabilities
Noninterest-bearing deposits	599,360	599,360	-	599,360	-
Interest-bearing deposits	1,557,294	1,553,133	-	1,553,133	-
Borrowings	-	-	-	-	-
Subordinated debentures	35,201	29,836	-	29,836	-
Accrued interest payable	180	180	-	180	-
Interest rate derivative contracts	5,524	5,524	-	5,524	-

December 31, 2021
Assets
Cash and cash equivalents	$31,887	$31,887	$31,887	$-	$-
Equity securities at fair value	8,492	8,492	6,724	-	1,768
Securities available for sale	1,098,885	1,098,885	-	1,077,835	21,050
Federal Home Loan Bank and Federal
Reserve Bank stock	8,888	8,888	-	8,888	-
Loans held for sale	9,351	9,632	-	9,632	-
Loans to other financial institutions	42,632	42,632	-	42,632	-
Loans, net	1,009,160	999,393	-	-	999,393
Accrued interest receivable	8,211	8,211	-	8,211	-
Interest rate lock commitments	172	172	-	172	-
Mortgage loan servicing rights	4,666	5,522	-	5,522	-

Liabilities
Noninterest-bearing deposits	560,931	560,931	-	560,931	-
Interest-bearing deposits	1,491,363	1,491,135	-	1,491,135	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,017	33,414	-	33,414	-
Accrued interest payable	441	441	-	441	-

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2022
Equity securities	$6,116	$-	$1,861	$7,977

Investment Securities, Available for Sale - September 30, 2022
U. S. Treasury notes and bonds	$-	$77,554	$-	$77,554
State and municipal	-	223,987	-	223,987
Mortgage-backed	-	214,691	-	214,691
Corporate	-	716	-	716
Asset-backed securities	-	13,145	-	13,145
Total	$-	$530,093	$-	$530,093

Derivative Instruments - September 30, 2022
Interest rate derivative contracts - assets	$-	$28,185	$-	$28,185
Interest rate derivative contracts - liabilities	$-	$5,524	$-	$5,524

Equity Securities Held at Fair Value - December 31, 2021
Equity securities	$6,724	$-	$1,768	$8,492

Investment Securities, Available for Sale - December 31, 2021
U. S. Government and federal agency	$-	$2,008	$-	$2,008
U. S. Treasury notes and bonds	-	91,979	-	91,979
State and municipal	-	514,797	20,050	534,847
Mortgage-backed	-	433,115	-	433,115
Corporate	-	19,642	1,000	20,642
Asset-backed securities	-	16,294	-	16,294
Total	$-	$1,077,835	$21,050	$1,098,885

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2022	2021
Equity Securities Held at Fair Value
Balance, January 1	$1,768	$1,485
Total realized and unrealized gains included in noninterest income	18	(51)
Net purchases, sales, calls, and maturities	75	262
Net transfers into Level 3	-	-
Balance, September 30,	$1,861	$1,696

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$18	$(51)

Investment Securities, Available for Sale
Balance, January 1	$21,050	$11,423
Total unrealized gains included in other comprehensive income	-	(369)
Net purchases, sales, calls, and maturities	-	7,979
Net transfers into Level 3	-	-
Transfer to held to maturity	(21,050)	-
Balance, September 30,	$-	$19,033

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$-	$(366)

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets as of September 30, 2022 primarily consist of common and preferred equity securities of community banks. As of December 31, 2021, bonds issued by local municipalities and corporate issuers were classified as available for sale and were included as Level 3 securities.  ChoiceOne estimates the fair value of these bonds and equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment.  Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
September 30, 2022	$2,637	$-	$-	$2,637
December 31, 2021	$5,433	$-	$-	$5,433

Other Real Estate
September 30, 2022	$-	$-	$-	$-
December 31, 2021	$194	$-	$-	$194

Mortgage Loan Servicing Rights
September 30, 2022	$4,537	$-	$4,537	$-
December 31, 2021	$4,666	$-	$4,666	$-

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021

Service charges and fees on deposit accounts	$1,152	$977	$3,218	$2,585
Interchange income	1,306	1,278	3,782	3,724
Investment commission income	158	153	596	624
Trust fee income	174	187	528	612
Other charges and fees for customer services	113	153	387	458
Noninterest income from contracts with customers within the scope of ASC 606	2,903	2,748	8,511	8,003
Noninterest income within the scope of other GAAP topics	144	1,970	1,812	7,047
Total noninterest income	$3,047	$4,718	$10,323	$15,050

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges.  These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans.  The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income.   The Pay Floating Swap Agreements will pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%.   Net cash settlements received YTD on pay-floating/ received-fixed swaps were $773,000 as of September 30, 2022, which were included in interest income.

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032.   The Pay Fixed Swap Agreements will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate.

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

In the second quarter of 2022, ChoiceOne entered into four forward starting interest rate cap agreements with a total notional amount of $200.0 million (“SOFR Cap Agreements”). Three of the SOFR Cap Agreements with a total notional amount of $100.0 million are designated as fair value hedges and hedge against changes in the fair value of certain fixed rate tax-exempt municipal bonds. ChoiceOne utilizes the interest rate caps as hedges against adverse changes in interest rates on the designated securities attributable to fluctuations in the SOFR rate above 2.68%, as applicable. An increase in the benchmark interest rate hedged reduces the fair value of these assets. The remaining SOFR Cap Agreement with a notional amount of $100.0 million is designated as a cash flow hedge and hedges against the risk of variability in cash flows attributable to fluctuations in the SOFR rate above 2.68% for forecasted payments on future deposits or borrowings indexed to the SOFR Rate.  All of the SOFR Cap Agreements are two-year forward starting with an eight-year term set to expire in 2032.  The initial amount excluded from hedge effectiveness testing and amortized into earnings over the life of the interest rate cap derivatives is $16.5 million.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$28,185	Other Assets	$-
Interest rate contracts	Other Liabilities	$5,524	Other Liabilities	$-

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended September 30, 2022		Nine months ended September 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(8)	$(209)	$414	$(364)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(4,229)	$-	$(4,300)	$-
Derivatives designated as hedging instruments	$4,229	$-	$4,300	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$(206)	$-	$(359)	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$(209)	$-	$(364)

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne.  Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue”, “future”, “will” and variations of such words and similar expressions are intended to identify such forward-looking statements.  Management’s determination of the provision and allowance for loan losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions that are inherently forward-looking.  All of the information concerning interest rate sensitivity is forward-looking.  All statements with references to future time periods are forward-looking.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements.  Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the third quarter of 2022 was $5,813,000, which represented an increase of $64,000 or 1% compared to the third quarter of 2021.  Basic and diluted earnings per common share were $0.77 for the third quarter of 2022 compared to $0.75 for the third quarter of the prior year.  The increase in the third quarter of 2022 is largely related to the increase in interest income due to strong loan growth. Net income for the first nine months of 2022 was $16,956,000, which represented a decline of $74,000 or less than 1% compared to the first three quarters of 2021.  Basic and diluted earnings per common share were $2.26 for the first three quarters of 2022 compared to $2.20 for the first three quarters of the prior year.  The modest decline in net income in the first nine months of 2022 compared to the same period in the prior year resulted in part from a decline of refinancing activity within ChoiceOne's mortgage portfolio due to a rise in mortgage rates since the first quarter of the prior year.  Net income also declined as interest expense increased mostly due to expense from a private placement of $32.5 million of fixed-to-floating rate subordinated notes late in the third quarter of the prior year and organic deposit interest expense.  These factors were largely offset by an increase of $6.6 million in interest income as the balance of both core loans and securities continued to grow.  Core loans (defined as loans excluding loans held for sale, loans to other financial institutions, and Paycheck Protection Program (“PPP”) loans) increased by $52.8 million or 19.6% on an annualized basis in the third quarter of 2022 and $205.2 million or 22.1% since the end of the third quarter in 2021.

The return on average assets and return on average shareholders’ equity were 0.98% and 12.67%, respectively, for the third quarter of 2022, compared to 1.03% and 10.03%, respectively, for the same period in 2021.  The return on average assets and return on average shareholders’ equity were 0.97% and 14.11%, respectively, for the first nine months of 2022, compared to 1.08% and 10.01%, respectively, for the same period in 2021.  The increase in the return on average shareholders' equity is related to the decline in equity caused by the increase in unrealized losses on available-for-sale securities during the first nine months of 2022.

Paycheck Protection Program

ChoiceOne processed over $126 million in PPP loans in 2020, acquired an additional $37 million in PPP loans in the merger with Community Shores Bank Corporation ("Community Shores"), and originated $89.1 million in PPP loans in 2021.  In the third quarter of 2022, the remaining $1.8 million of PPP loans were forgiven resulting in $68,000 of fee income.  For the nine months ended September 30, 2022, $33.1 million of PPP loans were forgiven resulting in $1.2 million of fee income. At September 30, 2022, no PPP loans remain in ChoiceOne’s loan portfolio.

Dividends

Cash dividends of $1.9 million or $0.25 per share were declared in the third quarter of 2022, and the third quarter of 2021.  Cash dividends declared in the first nine months of 2022 were $5.6 million or $0.75 per share, compared to $5.3 million or $0.69 per share in the same period during the prior year.   The cash dividend payout percentage was 33.2% for the first nine months of 2022, compared to 31.3% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three- and nine-month periods ended September 30, 2022 and 2021.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,128,679	$13,622	4.83%	$1,021,326	$12,412	4.86%
Taxable securities (2)	774,040	3,943	2.04	641,430	2,821	1.76
Nontaxable securities (1)	305,661	1,853	2.43	281,223	1,850	2.63
Other	43,418	238	2.19	106,831	38	0.14
Interest-earning assets	2,251,798	19,656	3.49	2,050,810	17,121	3.34
Noninterest-earning assets	137,752			183,418
Total assets	$2,389,550			$2,234,228

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$915,698	$972	0.42%	$850,963	$485	0.23%
Savings deposits	464,382	182	0.16	407,765	144	0.14
Certificates of deposit	196,160	410	0.84	183,103	208	0.45
Borrowings	2,414	8	1.40	2,667	38	5.70
Subordinated debentures	35,168	375	4.27	9,154	151	6.60
Interest-bearing liabilities	1,613,822	1,947	0.48	1,453,652	1,026	0.28
Demand deposits	593,793			545,251
Other noninterest-bearing liabilities	17,177			5,956
Total liabilities	2,224,792			2,004,859
Shareholders' equity	164,758			229,369
Total liabilities and shareholders' equity	$2,389,550			$2,234,228

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$17,709			$16,095

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.15%			3.14%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$17,709			$16,095
Adjustment for taxable equivalent interest		(371)			(395)
Net interest income (GAAP)		$17,338			$15,700
Net interest margin (GAAP)			3.08%			3.06%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.2 million and $1.5 million in the third quarter of 2022 and 2021, respectively. PPP loan average balances were $879,000 and $85.5 million in the third quarter of 2022 and 2021, respectively. At September 30, 2022 no PPP loans remain in ChoiceOne’s loan portfolio.
(5)	Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $440,000 and $253,000 in the third quarter of 2022 and 2021, respectively. PPP fees were approximately $68,000 and $1.6 million in the third quarter of 2022 and 2021, respectively.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)	$1,081,943	$38,454	4.74%	$1,047,326	$36,666	4.67%
Taxable securities (2)	782,378	11,001	1.87	542,216	7,073	1.74
Nontaxable securities (1)	319,381	5,921	2.47	253,565	5,070	2.67
Other	40,217	314	1.04	81,912	70	0.11
Interest-earning assets	2,223,919	55,691	3.34	1,925,019	48,879	3.39
Noninterest-earning assets	149,813			180,522
Total assets	$2,373,732			$2,105,541

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$918,644	$2,034	0.30%	$772,950	$1,379	0.24%
Savings deposits	455,816	485	0.14	385,160	391	0.14
Certificates of deposit	185,857	823	0.59	187,873	786	0.56
Borrowings	5,708	35	0.83	4,608	95	2.76
Subordinated debentures	35,205	1,099	4.16	5,147	253	6.55
Interest-bearing liabilities	1,601,230	4,477	0.37	1,355,738	2,904	0.29
Demand deposits	575,483			518,327
Other noninterest-bearing liabilities	13,528			4,745
Total liabilities	2,190,241			1,878,810
Shareholders' equity	183,491			226,731
Total liabilities and shareholders' equity	$2,373,732			$2,105,541

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$51,214			$45,975

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.07%			3.18%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$51,214			$45,975
Adjustment for taxable equivalent interest		(1,265)			(1079)
Net interest income (GAAP)		$49,948			$44,896
Net interest margin (GAAP)			2.99%			3.11%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.3 million and $3.7 million in the first nine months of 2022 and 2021, respectively. PPP loan average balances were $10.8 million and $111.6 million in the first nine months of 2022 and 2021, respectively. At September 30, 2022 no PPP loans remain in ChoiceOne’s loan portfolio.
(5)	Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $1.7 million and $924,000 in the first nine months of 2022 and 2021, respectively. PPP fees were approximately $1.2 million and $4.0 million in the first nine months of 2022 and 2021, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2022 Over 2021
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,210	$1,354	$(144)
Taxable securities	1,122	942	$180
Nontaxable securities (2)	3	238	$(235)
Other	200	(125)	$325
Net change in interest income	2,535	2,409	126

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	487	129	358
Savings deposits	38	31	7
Certificates of deposit	202	50	152
Borrowings	(30)	(10)	(20)
Subordinated debentures	224	321	(97)
Net change in interest expense	921	521	400
Net change in tax-equivalent net interest income	$1,614	$1,888	$(274)

	Nine Months Ended September 30,
(Dollars in thousands)	2022 Over 2021
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$1,789	$1,329	$460
Taxable securities	3,928	3,470	458
Nontaxable securities (2)	851	1,313	(462)
Other	244	(69)	313
Net change in interest income	6,812	6,043	769

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	655	334	321
Savings deposits	94	79	15
Certificates of deposit	37	(11)	48
Borrowings	(60)	23	(83)
Subordinated debentures	847	985	(138)
Net change in interest expense	1,573	1,410	163
Net change in tax-equivalent net interest income	$5,239	$4,633	$606

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

Net Interest Income

Tax-equivalent net interest income increased $1.6 million and $5.2 million in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.  Growth in the three months ended and nine months ended September 30, 2022 compared to the same time periods in 2021 were affected by an increased average balance of securities as ChoiceOne deployed excess deposit dollars into securities with the intent to transition to loans as good credits become available.  ChoiceOne has also experienced core loan growth during 2022 leading to growth in interest income from loans of $1.2 million and $1.8 million during the three and nine months ended September 30, 2022, respectively, compared to the same periods in the prior year.  Core loans exclude PPP loans, loans held for sale, and loans to other financial institutions.  Net interest margin on a tax-equivalent basis increased by 1 basis points and declined by 11 basis points in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021. The Federal Reserve increased the federal funds rate by 3.00% during the first nine months of 2022 in response to published inflation rates, causing interest rates to increase on all new loan originations.  This led to the modest increase in net interest margin in the third quarter of 2022 compared to the third quarter of 2021.  The decline in net interest margin on a tax-equivalent basis for the nine months ended September 30, 2022 compared to the same time period in the prior year, is due the asset mix as ChoiceOne grew securities faster than it grew loans.

The average balance of loans increased $107.4 million in the third quarter of 2022 and $34.6 million in the first nine months of 2022 compared to the same periods in 2021, as core loans grew offset by a decline in PPP loans.  Average core loans increased $195.1 million in the third quarter of 2022 and $140.9 million in the first nine months of 2022 compared to the same periods in 2021.  Average PPP loans declined $84.7 million in the third quarter of 2022 and $100.8 million in the first nine months of 2022 compared to the same periods in 2021.  The rate earned on loans in the third quarter of 2022 declined slightly due to a reduction in PPP fees which declined $1.6 million in the third quarter of 2022 compared to the third quarter of 2021.  The rate earned on loans increased by 7 basis points during the nine months ended September 30, 2022 compared to the same time period in 2021 as new loan originations have been at higher rates due to market conditions offset by a $2.8 million decline in PPP fees earned during nine months ended September 30, 2022 compared to the same period in 2021.

The average balance of total securities increased $157.0 million, and the average rate earned increased 12 basis points in the third quarter of 2022 compared to the same period in 2021.  The average balance of total securities increased $306.0 million and the average rate earned increased 1 basis point in the first nine months of 2022 compared to the same period in 2021.

Growth of $121.4 million in the average balance of interest-bearing demand deposits and savings deposits and a combined 13 basis point increase in the average rate paid, caused interest expense to increase $525,000 in the third quarter of 2022 compared to the third quarter of the prior year.  Growth of $216.4 million in the average balance of interest-bearing demand deposits and savings deposits and a combined 4 basis point increase in the average rate paid, caused interest expense to increase $749,000 in the first nine months of 2022 compared to the first nine months of the prior year. The average balance of certificates of deposit increased $13.1 million and declined $2.0 million in the third quarter and first nine months of 2022, respectively, compared to the same period in 2021. The increase in balances and a 39 basis points increase in the average rate paid on certificates of deposit caused interest expense to increase $202,000 in the third quarter 2022, compared to the same periods in 2021.  The decline in balances offset by a 3 basis points increase in the average rate paid on certificates of deposit caused interest expense to increase $37,000 in the first nine months of 2022, compared to the same periods in 2021.  In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores.  These increased the average balance of subordinated debentures by $26.0 million and $30.0 million in the third quarter and first nine months of 2022, respectively, compared to the same period in the prior year and caused interest expense to increase by $224,000 and $847,000 in the third quarter and first nine months of 2022, respectively, compared to the same periods in 2021.

Provision and Allowance for Loan Losses

The provision for loan losses was $100,000 in the first nine months of 2022, compared to $416,000 in the same period in the prior year.  Provision expense was deemed necessary to reserve for core loan growth of $52.8 million in the third quarter of 2022.  Based on our assessment of the probable estimated losses inherent in the loan portfolio no additional provision was necessary for existing loans. Our methodology for measuring the appropriate level of allowance for loan losses and related provision for loan losses involves specific allocations for loans considered impaired, and general allocations for homogeneous loans based on historical loss experience.

Loans classified as impaired loans declined by $2.8 million during the nine months ended September 30, 2022.  The specific allowance for loan losses for impaired loans decreased by $346,000 during the nine months ended September 30, 2022 largely due to the decrease in balance of impaired loans compared to December 31, 2021.

The determination of our loss factors is based, in part, upon our actual loss history adjusted for significant qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  ChoiceOne uses a rolling 20 quarter actual net charge-off history as the basis for the computation.

Nonperforming loans were $2.6 million as of September 30, 2022, compared to $5.5 million as of December 31, 2021.  The allowance for loan losses was 0.66% of total loans at September 30, 2022, compared to 0.76% at December 31, 2021.  Loans acquired in the mergers with County Bank Corp. and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition.  ChoiceOne has $1.8 million in credit mark remaining on loans acquired in the mergers.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2022 and 2021 were as follows:

(Dollars in thousands)	2022		2021
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	177	62	195	80
Consumer	383	162	244	168
Commercial real estate	-	3	111	43
Construction real estate	-	-	-	-
Residential real estate	-	2	-	5
	$560	$229	$550	$296

Net charge-offs were $331,000 in the first nine months of 2022, compared to net charge-offs of $254,000 during the same period in 2021. Checking account charge-off and recovery activity is included in the consumer charge-off activity above.  Net charge-offs for checking accounts for the third quarter and first nine months of 2022 were $73,000 and $186,000, respectively, compared to $49,000 and $90,000 for the same periods in the prior year.  Net charge-offs on an annualized basis as a percentage of average loans were 0.04% in the first nine months of 2022 compared to annualized net charge-offs of 0.03% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect businesses and individual borrowers.  Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne. As charge-offs, changes in the level of nonperforming loans, and changes within the composition of the loan portfolio occur throughout 2022, the provision and allowance for loan losses will be reviewed by ChoiceOne’s management and adjusted as determined to be necessary.

Noninterest Income

Total noninterest income declined $1.7 million and $4.7 million in the third quarter and first nine months of 2022 compared to the same periods in the prior year.  Total noninterest income in 2021 was bolstered by heightened levels of refinancing activity within ChoiceOne's mortgage portfolio, with gains on sales of loans $1.4 million and $3.6 million larger than in the third quarter and first nine months of 2022.  Customer service charges increased $203,000 and $691,000 in the third quarter and first nine months of 2022 compared to the same periods in the prior year.  Service charges were depressed by the effects of the COVID 19 pandemic.  The change in the market value of equity securities declined $295,000 and $1.5 million during the third quarter and first nine months of 2022 compared to the same periods in the prior year consistent with general market conditions.  Equity securities include local community bank stocks and Community Reinvestment Act bond mutual funds.  During the third quarter and first nine months of 2022, ChoiceOne has liquidated $15.3 million and $47.2 million in securities respectively, resulting in $378,000 and $805,000 of realized loss, respectively, in order to redeploy the funds into higher yielding loans and reduce the risk of extension on certain fixed income securities which include a call option.

Noninterest Expense

Total noninterest expense decreased $90,000 and increased $1.1 million in the third quarter and first nine months of 2022, respectively, compared to the same time periods in 2021.  The increase during the first nine months of 2022 is related to an increase in salaries and wages due to annual wage increases and the addition of new commercial loan production and wealth management staff.  This investment in people will increase expenses in the short term but is expected to drive long term value to ChoiceOne through the building of new relationships.  Other expenses have also increased in the first nine months of 2022 compared to the same period in the prior year due to an increase to our FDIC insurance related expenses, business travel expenses which were still being affected by the pandemic last year.  ChoiceOne continues to monitor expenses and looks to improve our efficiency through automation and use of digital tools.

Income Tax Expense

Income tax expense was $3.0 million in the first nine months of 2022 compared to $3.3 million for the same period in 2021.  The decrease was due to a higher level of income before income tax in 2021 and a $65.8 million dollar increase in the average balance of nontaxable securities in the first nine months of 2022 compared to the same period in 2021. The effective tax rate was 14.8% for the first nine months of 2022 compared to 16.4% for the first nine months of 2021.

FINANCIAL CONDITION

Securities

In the last two years ChoiceOne has grown its securities portfolio substantially.  Total available for sale securities on December 31, 2020, amounted to $577.7 million and grew steadily to an available for sale balance on December 31, 2021, of $1.1 billion.  Many of the securities making up this balance include local municipals and other securities ChoiceOne has no intent to sell prior to maturity.  During the first quarter of 2022, ChoiceOne elected to move $428.4 million of the portfolio into a held to maturity status.  Management believes the $530.1 million in available for sale securities at September 30, 2022 to be sufficient for any future liquidity needs.

$47.2 million of securities were sold in the nine months ended September 30, 2022 to be replaced with higher yielding assets. $13.7 million of securities were called or matured during that same period. Principal repayments on securities totaled $31.6 million in the nine months ended September 30, 2022.

Loans

Core loans, which exclude PPP loans, held for sale loans, and loans to other financial institutions, grew organically by $205.2 million from September 30, 2021 to September 30, 2022.  Excluding PPP loans, ChoiceOne saw growth of $160.2 million in commercial loans and $40.4 million in retail loans from September 30, 2021 to September 30, 2022.  Additions to our commercial lending staff in 2021 and investments in the automation of our commercial loan process have helped drive our pipeline of commercial loans and corresponding growth.  ChoiceOne has ample on balance sheet liquidity to fund future loan growth, including an expected $183.1 million of cash flow from securities over the next two years.

Loans to other financial institutions declined $38.8 million from September 30, 2021 to September 30, 2022 as management chose to suspend the program at the end of the third quarter 2022.  During the nine months ended September 30, 2022, the remaining $33.1 million of PPP loans were forgiven resulting in $1.2 million of fee income.  At September 30, 2022 all PPP loans have been fully forgiven, and the associated fee income has been recognized.

During the first nine months of 2022, ChoiceOne recorded accretion income related to acquired loans in the amount of $1.7 million.  The remaining credit mark on acquired loans from the recent mergers with County Bank Corp. and Community Shores totaled $1.8 million as of September 30, 2022.

Asset Quality

Information regarding impaired loans can be found in Note 3 to the consolidated financial statements included in this report.  The total balance of loans classified as impaired was $2.6 million on September 30, 2022, compared to $5.5 million as of December 31, 2021.  The change in the first nine months of 2022 was primarily comprised of a decrease of $2.3 million in impaired agricultural loans.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2022	2021
Loans accounted for on a nonaccrual basis	$1,197	$1,727
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled debt restructurings " which are not included above	1,431	3,816
Total	$2,628	$5,543

The reduction in the balance of nonaccrual loans in the first nine months of 2022 was primarily due to loans that were paid off.  It is also noted that 82% of loans considered TDRs were performing according to their restructured terms as of September 30, 2022.  Management believes the allowance for loan losses allocated to its nonperforming loans is sufficient at September 30, 2022.

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

ChoiceOne management performs an annual qualitative assessment and periodically performs a quantitative assessment.  Management will perform a quantitative assessment of goodwill during the fourth quarter of 2022.

Deposits and Borrowings

Deposits in the third quarter of 2022 continue to hold strong with an increase of $18.1 million compared to the second quarter of 2022, which is attributed to organic growth of new relationships, seasonal fluctuations in our municipal clients and some modest deposit runoff as ChoiceOne has held deposit rates.  Despite the rapidly rising rate environment, deposit costs have only increased 12 basis points since the third quarter of 2021, as ChoiceOne is actively managing these costs and will continue to lag the expected increases in the federal funds rate.

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

Shareholders' Equity

Total shareholders' equity declined $65.0 million in the first nine months of 2022.  As previously referenced the Federal Reserve increased the federal funds rate by 3.00% during the first nine months of 2022 in response to published inflation rates, causing interest rates to increase.  This change in interest rates increased ChoiceOne's unrealized pre-tax loss on the available for sale securities portfolio from $3.3 million on December 31, 2021 to $102.9 million on September 30, 2022.  Additionally, meeting minutes from the Federal Open Market Committee indicated that additional increases in the federal funds rate are expected in order to combat inflation in the coming quarters. As such, ChoiceOne elected to utilize interest rate derivatives in order to better manage its interest rate risk position.  On April 21, 2022, ChoiceOne purchased four 2-year forward-starting interest rate caps with a total notional amount of $200.0 million and entered into a $200.0 million 2-year forward-starting pay-fixed interest rate swap.  All forward starting instruments have an 8-year term expiring in 2032.  These strategies provide $400 million of notional value protection and also create accounting symmetry between available for sale securities and other comprehensive income (equity), thus protecting tangible capital from further increases in interest rates.  ChoiceOne also entered into multiple received-fixed interest rate swaps with a total notional amount of $200.0 million with a 2-year term, which, in the current environment, offsets the cost of the rising rate protection. These three strategies, in the aggregate, are expected to be neutral to net income in 2022 and better position ChoiceOne Bank should rates continue to rise and remain elevated.  Importantly, the transactions were structured to qualify for hedge accounting, which means that changes in the fair value of certain instruments flow through other comprehensive income (equity).  Refer to further details in Note 8 to the consolidated financial statements included in this report.

A reduction in common stock and paid in capital resulted from ChoiceOne's repurchase of 25,899 shares for $682,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022.  No shares of common stock were repurchased during the second or third quarters of 2022; however, ChoiceOne may strategically repurchase shares of common stock in the future depending on market and other conditions.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$216,524	13.7%	$126,267	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	172,632	10.9	71,025	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	177,132	11.2	94,700	6.0	N/A	N/A
Tier 1 capital (to average assets)	177,132	7.6	93,179	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$201,500	12.8%	$126,071	8.0%	$157,589	10.0%
Common equity Tier 1 capital (to risk weighted assets)	194,043	12.3	70,915	4.5	102,433	6.5
Tier 1 capital (to risk weighted assets)	194,043	12.3	94,553	6.0	126,071	8.0
Tier 1 capital (to average assets)	194,043	8.3	93,081	4.0	116,351	5.0

December 31, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$204,353	14.4%	$113,604	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	160,338	11.3	63,902	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	164,838	11.6	85,203	6.0	N/A	N/A
Tier 1 capital (to average assets)	164,838	7.4	89,415	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$182,275	12.9%	$113,444	8.0%	$141,806	10.0%
Common equity Tier 1 capital (to risk weighted assets)	174,587	12.3	63,813	4.5	92,174	6.5
Tier 1 capital (to risk weighted assets)	174,587	12.3	85,083	6.0	113,444	8.0
Tier 1 capital (to average assets)	174,587	7.8	89,289	4.0	111,611	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2022 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $32.0 million for the nine months ended September 30, 2022 compared to $29.6 million in the same period a year ago.  The change was due to lower net proceeds from loan sales in 2022 compared to 2021, which was offset by the change in other assets and liabilities.  Net cash used in investing activities was $60.5 million for the nine months ended September 30, 2022 compared to $398.6 million in the same period in 2021. ChoiceOne purchased $61.9 million of securities and had maturities or sales of securities of $92.5 million in the first nine months of 2022 compared to $514.2 million and $39.8 million in the same periods in 2021, respectively.  An increase in net loan originations led to cash used of $73.3 million in the first nine months of 2022 compared to cash provided of $78.1 million in the same period during the prior year.  Net cash provided by financing activities was $48.1 million for the first nine months of 2022, compared to $349.3 million in the same period in the prior year. ChoiceOne experienced growth of $104.4 million in deposits in the first nine months of 2022 compared to $337.6 million in 2021, while also seeing a $72.5 million decrease in borrowings, which led to the change.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2022.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no issuer purchases of equity securities during the third quarter of 2022.

Item 4.  Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2022. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Principal Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 10, 2022	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)