Form 10-K
period 2022-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2023-03-23
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022, the aggregate market value of common stock held by non-affiliates of the Registrant was $136.1 million. This amount is based on an average bid price of $20.14 per share for the Registrant's stock as of such date.

As of February 28, 2023, the Registrant had 7,519,318 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 24, 2023, are incorporated by reference into Part III of this Form 10-K.

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

General

ChoiceOne is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, the Company merged with Valley Ridge Financial Corp., a one-bank holding company for Valley Ridge Bank (“VRB”). In December 2006, VRB was consolidated into ChoiceOne Bank. Effective October 1, 2019, County Bank Corp. ("County"), a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company.  Lakestone was consolidated into ChoiceOne Bank in May 2020.  On July 1, 2020, Community Shores Bank Corporation ("Community Shores"), a one bank holding company for Community Shores Bank, merged with and into the Company.   Community Shores Bank was consolidated into ChoiceOne Bank in October 2020. ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency").

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

The Bank’s primary market areas lie within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan, and Lapeer, Macomb, and St. Clair counties in southeastern Michigan in the communities where the Bank's respective offices are located. The Bank serves these markets through 31 full-service offices and five loan production offices. The Company and the Bank have no foreign assets or income.

At December 31, 2022, the Company had consolidated total assets of $2.4 billion, net loans of $1.2 billion, total deposits of $2.1 billion and total shareholders' equity of $168.9 million. For the year ended December 31, 2022, the Company recognized consolidated net income of $23.6 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 59%, 58%, and 60% of total revenues in 2022, 2021, and 2020, respectively. Interest on securities accounted for 24%, 19%, and 11% of total revenues in 2022, 2021, and 2020, respectively. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes included in Item 8 of this report.

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

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” and “critically-undercapitalized.” A depository institution's capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include a common equity Tier I risk-based capital ratio, Tier 1 risk-based and total risk-based capital ratio measures and a leverage capital ratio measure. In addition, a capital conservation buffer is required. Under certain circumstances, the appropriate banking agency may treat a well-capitalized, adequately-capitalized, or undercapitalized institution as if the institution were in the next lower capital category.

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

In order for the Company to maintain financial holding company status, the Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Bank was categorized as "well-capitalized" and "well-managed" as of December 31, 2022.

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

Employees

As of February 28, 2023, the Company, on a consolidated basis, employed 402 employees, of which 332 were full-time employees.  Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The Company did not hold investment securities from any one issuer at December 31, 2022, that were greater than 10% of the Company's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities available for sale and amortized cost for held to maturity securities as of December 31, 2022 and 2021, a schedule of maturities of securities as of December 31, 2022, and the weighted average yields of securities as of December 31, 2022.  Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	78,204	-	78,204
State and municipal	5,474	7,315	48,326	168,823	229,938
Corporate	498	-	213	-	711
Asset-backed securities	-	8,861	3,472	-	12,333
Total debt securities	5,972	16,176	130,215	168,823	321,186

Mortgage-backed securities	10,980	94,718	89,652	13,213	208,563
Total Available for Sale	$16,952	$110,894	$219,867	$182,036	$529,749

	Available for Sale weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	-%	-%	-%	-%
U.S. Treasury notes and bonds	-	-	1.16	-	1.16
State and municipal	2.53	2.92	2.35	2.53	2.51
Corporate	3.21	-	3.75	-	3.37
Asset-backed securities	-	4.76	4.79	-	4.77
Mortgage-backed securities	2.67	3.73	1.82	1.81	2.73

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2022

U.S. Government and federal agency	$-	$-	$2,966	$-	$2,966
State and municipal	2,417	5,038	87,944	106,491	201,890
Corporate	-	250	18,353	1,000	19,603
Asset-backed securities	-	974	-	-	974
Total debt securities	2,417	6,262	109,263	107,491	225,433

Mortgage-backed securities	16,983	33,367	145,926	4,197	200,473
Total Held to Maturity	$19,400	$39,629	$255,189	$111,688	$425,906

	Held to Maturity weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	-%	1.61%	-%	1.61%
State and municipal	2.17	1.76	2.04	2.40	2.22
Corporate	-	3.50	3.67	-	3.48
Asset-backed securities	-	1.10	-	-	1.10
Mortgage-backed securities	5.92	3.83	2.23	2.49	2.81

(1) The yield is computed for tax-exempt securities on a fully tax-equivalent basis at an incremental tax rate of 21% for 2022.

Weighted average yields are based on the fair value of securities available for sale and amortized cost of securities held to maturity which are denoted in the table above.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans as of December 31, 2022. Loans are also classified according to the sensitivity to changes in interest rates as of December 31, 2022.

(Dollars in thousands)	In one year	After one year	After five years	After fifteen
	or less	through five years	through fifteen years	years	Total

Agricultural	$12,762	$17,159	$33,020	$1,218	$64,159
Commercial and industrial	56,698	83,093	70,003	416	210,210
Commercial real estate	40,701	329,902	254,144	6,206	630,953
Construction real estate	14,157	3	-	576	14,736
Consumer	651	21,338	15,921	1,898	39,808
Residential real estate	2,737	11,785	96,943	118,451	229,916
Totals	$127,706	$463,280	$470,031	$128,765	$1,189,782

(Dollars in thousands)	Fixed or	Floating or
	predetermined rates	variable rates	Total
Loans maturing after one year:
Agricultural	$50,872	$13,287	$64,159
Commercial and industrial	137,697	72,513	210,210
Commercial real estate	521,075	109,878	630,953
Construction real estate	14,736	-	14,736
Consumer	39,340	468	39,808
Residential real estate	114,121	115,795	229,916
Totals	$877,841	$311,941	$1,189,782

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

The following table reflects the composition of our allowance for loan loss, non-accrual loans, and nonperforming loans as a percentage of total loans represented by each class of loans as of the dates indicated:

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Totals
Loans
December 31, 2022	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916	$1,189,782

Allowance for loan losses year ended December 31, 2022	$144	$1,361	$310	$4,822	$63	$906	$7,619
Allowance as a percentage of loan category	0.22%	0.65%	0.78%	0.76%	0.43%	0.39%	0.64%

Nonaccrual loans year ended December 31, 2022	$-	$-	$-	$-	$-	$1,263	$1,263
Nonaccrual as a percentage of loan category	0.00%	0.00%	0.00%	0.00%	0.00%	0.55%	0.11%

Allowance as a percentage of nonaccrual loans	NA	NA	NA	NA	NA	71.73%	603.25%

Nonperforming loans year ended December 31, 2022	$3	$58	$-	$131	$-	$2,474	$2,667
Nonperforming loans as a percentage of loan category	0.00%	0.03%	0.00%	0.02%	0.00%	1.08%	0.22%

Net charge-offs during the year ended December 31, 2022	$-	$(34)	$(290)	$3	$-	$2	$(319)
Net charge-offs during the year to average loans outstanding	0.00%	0.00%	-0.03%	0.00%	0.00%	0.00%	-0.03%

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Totals
Loans
December 31, 2021	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881	$1,016,848

Allowance for loan losses year ended December 31, 2021	$448	$1,454	$290	$3,705	$110	$671	$7,688
Allowance as a percentage of loan category	0.69%	0.72%	0.82%	0.70%	0.58%	0.40%	0.76%

Nonaccrual loans year ended December 31, 2021	$313	$285	$-	$279	$-	$850	$1,727
Nonaccrual as a percentage of loan category	0.48%	0.14%	0.00%	0.05%	0.00%	0.50%	0.17%

Allowance as a percentage of nonaccrual loans	143.13%	510.18%	NA	1327.96%	NA	78.94%	445.17%

Nonperforming loans year ended December 31, 2021	$2,117	$358	$-	$880	$-	$2,189	$5,543
Nonperforming loans as a percentage of loan category	3.27%	0.18%	0.00%	0.17%	0.00%	1.30%	0.55%

Net charge-offs during the year ended December 31, 2021	$-	$(109)	$(156)	$(63)	$-	$7	$(321)
Net charge-offs during the year to average loans outstanding	0.00%	-0.01%	-0.01%	-0.01%	0.00%	0.00%	-0.03%

Additions to the allowance for loan losses charged to operations during the periods shown were based on management’s judgment after considering factors such as loan loss experience, evaluation of the loan portfolio, and prevailing and anticipated economic conditions. There were no material changes to the factors considered since the prior year.  The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral and other considerations, which, in the opinion of management, deserve current recognition in estimating loan losses.  Note that NA means there are no non-accrual loans in the designated loan category.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of the years ended December 31:

	2022	2021	2020
Agricultural	$144	$448	$257
Commercial and industrial	1,361	1,454	1,327
Real estate - commercial	4,822	3,705	4,178
Real estate - construction	63	110	97
Real estate - residential	906	671	1,300
Consumer	310	290	317
Unallocated	13	1,010	117
Total allowance for loan losses	$7,619	$7,688	$7,593

Management periodically reviews the assumptions, loss ratios and delinquency trends in estimating the appropriate level of its allowance for loan losses and believes the unallocated portion of the total allowance was sufficient at December 31, 2022.

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2022		2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$582,992	-%	$527,876	-%	$398,422	-%
Interest-bearing demand and money market deposits	902,090	0.39	791,886	0.23	571,693	0.32
Savings	452,542	0.16	398,969	0.14	267,217	0.11
Certificates of deposit	196,166	0.83	186,898	0.51	183,836	1.11
Total	$2,133,790	0.27%	$1,905,629	0.17%	$1,421,168	0.29%

At December 31, 2022, the aggregate balance of time deposits exceeding the FDIC insured limit of $250,000 for individual and $500,000 for joint accounts totaled $108.7 million.  At December 31, 2022, 99.5% of uninsured time deposit accounts were scheduled to mature within one year.  The maturity profile of uninsured time deposits at December 31, 2022 is as follows:

Amount of time deposits in uninsured accounts (Dollars in thousands)
Maturing in less than 3 months	$30,173
Maturing in 3 to 6 months	34,842
Maturing in 6 to 12 months	43,146
Maturing in more than 12 months	497
Total uninsured time deposits	$108,658

At December 31, 2022, the aggregate balance of all deposits exceeding the FDIC insured limit of $250,000 totaled $823.2 million, or 39% of total deposits, compared to $889.2 million, or 43% of total deposits and $583.7 million, or 35% of total deposits at December 31, 2021 and 2020, respectively.  Certificate of Deposit Account Registry Service ("CDARs") deposits are excluded from the above table as all CDARs deposits are 100% guaranteed.

Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $1.2 billion or 55.0% of total deposits at December 31, 2022.

At December 31, 2022, the Bank had no material foreign deposits.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2022	2021	2020
Return on assets (net income divided by average total assets)	1.00%	1.02%	0.94%

Return on equity (net income divided by average equity)	13.25%	9.79%	7.28%

Dividend payout ratio (dividends declared per share divided by net income per share)	32.06%	32.67%	39.54%

Equity to assets ratio (average equity divided by average total assets)	7.52%	10.44%	12.97%

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

A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Company are secured, but some loans are unsecured depending on the nature of the loan. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of real and personal property that may be insufficient to cover the obligations owed under such loans. Collateral values may be adversely affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, terrorist activity, environmental contamination, public health crisis, and other external events.

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

ChoiceOne adopted ASU 2016-13 current expected credit loss ("CECL") on January 1, 2023.  CECL changes the allowance for loan losses methodology from an incurred loss impairment methodology to an expected loss methodology, which is more dependent on future economic forecasts and models than previous accounting standards and could result in increases in, and add volatility to, our allowance for loan losses and future provisions for loan losses.  These forecasts and models are inherently uncertain and are based upon management's reasonable judgment in light of information currently available. We believe the adoption of CECL as of January 1, 2023 will result in an estimated increase in our current allowance for loan losses of between $6.5 million and $7.0 million. If we misinterpret or make inaccurate assumptions under the new guidance, we may need to make significant and unanticipated changes in our allowance for loan losses in the future, and our results of operations or financial condition could be adversely affected.

General economic conditions in the state of Michigan could have a material adverse effect on the Company’s results of operations or financial condition.

The Company is affected by general economic conditions in the United States, although most directly within Michigan. An economic downturn within Michigan caused by inflation, recession or a recessionary environment, unemployment, changes in financial or capital markets or other factors, could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

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

We are subject to significant government regulation, and any regulatory changes may adversely affect us.

We are subject to extensive government regulation under both federal and state law.  We are subject to regulation by the Federal Reserve, the FDIC and the DIFS, in addition to other regulatory and self-regulatory organizations. Current laws and applicable regulations are subject to change and any new regulatory change could make compliance more expensive, difficult, or otherwise adversely affect our business. Specifically, regulation changes to overdraft fees could adversely affect our business.  We cannot predict the ultimate effect of any changes to regulations affecting us, but such changes could have a material adverse effect on our results of operation or financial condition.

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

If the Company were required to sell investment securities in an unrealized loss position to meet liquidity needs and realize losses, that could have a material adverse impact on its results of operation and financial condition.

At December 31, 2022, the Company had $161.0 million in unrealized losses on its investment securities, including $89.0 million in unrealized losses on available for sale securities and $72.0 in unrealized losses on held to maturity securities. If the Company were required to sell investment securities in an unrealized loss position to meet liquidity needs and realize losses, that could have a material adverse impact on its results of operations and financial condition, including a negative impact on net income and a permanent reduction in equity capital.

The Company has significant exposure to risks associated with commercial and residential real estate.

A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans.  As of December 31, 2022, the Company had approximately $645.7 million of commercial and construction real estate loans outstanding, which represented approximately 54.3% of its loan portfolio.  As of that same date, the Company had approximately $229.9 million in residential real estate loans outstanding, or approximately 19.3% of its loan portfolio. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers.

Commercial loans may expose the Company to greater financial and credit risk than other loans.

The Company’s commercial and industrial loan portfolio, including commercial mortgages, was approximately $210.2 million at December 31, 2022, comprising approximately 17.7% of its total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

Employee misconduct could adversely impact our reputation and results of operations.

Our reputation is crucial to maintaining and developing relationships with our customers. There is a risk our employees could engage in misconduct that adversely affects our business. For example, if an employee were to engage (or be accused of engaging) in fraudulent, illegal, or suspicious activities, including fraud or theft, we could be subject to regulatory sanctions or penalties, or litigation, and suffer significant harm to our reputation, financial position, and customer relationships as a result. Additionally, our business often requires that we deal with sensitive customer information. If our employees were to improperly use or disclose this information, even inadvertently, we could suffer significant harm to our reputation, financial position and current and future business relationships. We may not be able to deter all employee misconduct, and the precautions we take to detect and prevent this misconduct may not be effective in all circumstances. Misconduct or harassment by our employees (or unsubstantiated allegations of the same), or improper use or disclosure of confidential information by our employees, even inadvertently, could result in a material adverse effect on our business, reputation, or results of operations.

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

Our reliance on third party vendors could cause operational losses or business interruptions.

We rely on third party service providers for certain components of our business activity. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. Even if we are able to replace them with another service provider, the replacement may be more expensive or offer an inferior service. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

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

Severe weather, natural disasters, acts of war or terrorism, public health crisis, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, acts of war or terrorism, risks posed by an outbreak of a widespread epidemic or pandemic of disease (or widespread fear thereof) or other public health crisis, and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses.

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

● Market conditions
● General economic conditions

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

31 of the Company’s 36 locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. The remaining five locations are comprised of loan production offices. Banking offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our banking offices are owned by the Bank except for six that are leased under various operating lease agreements.  The Company’s management believes all offices are adequately covered by property insurance.

Item 3.	Legal Proceedings

As of December 31, 2022, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS.

As of February 28, 2023, there were approximately 1,137 owners of record and approximately 1,195 beneficial owners of our common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2022 and 2021:

	2022	2021
First Quarter	$0.25	$0.22
Second Quarter	0.25	0.22
Third Quarter	0.25	0.25
Fourth Quarter	0.26	0.25
Total	$1.01	$0.94

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 21 to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2023, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

ChoiceOne repurchased 25,899 shares for $682,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.  No shares were repurchased under this program in the second quarter.  In the third quarter of 2022, management amended the stock repurchase program to authorize the repurchase of up to 375,388 shares representing 5% of the total outstanding shares of common stock as of the date the amendment was approved.  There were no additional stock purchases in the third or fourth quarter of 2022.  ChoiceOne repurchased approximately 309,000 shares for $7.8 million, or a weighted average cost per share of $25.17 during the year ended December 31, 2021.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan

October 1 - October 31, 2022
Employee Transactions	-	$-	-
Repurchase Plan	-	$-	-	375,388
November 1 - November 30, 2022
Employee Transactions	-	$-	-
Repurchase Plan	-	$-	-	375,388
December 1 - December 31, 2022	-
Employee Transactions	-	$-	-
Repurchase Plan	-	$-	-	375,388

As of December 31, 2022, there are 375,388 shares remaining that may yet be purchased under approved plans. There was no stated expiration date.

Item 6.	Reserved

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne” or the “Company”), and its wholly-owned subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

Selected Financial Data

(Dollars in thousands, except per share data)
	2022	2021	2020
For the year
Net interest income	$67,314	$60,641	$51,071
Provision for loan losses	250	416	4,000
Noninterest income	14,072	19,194	22,698
Noninterest expense	53,478	52,921	50,884
Income before income taxes	27,658	26,498	18,885
Income tax expense	4,018	4,456	3,272
Net income	23,640	22,042	15,613
Cash dividends declared	7,578	7,200	6,174

Per share
Basic earnings	$3.15	$2.87	$2.08
Diluted earnings	3.15	2.86	2.07
Cash dividends declared	1.01	0.94	0.82
Shareholders' equity (at year end)	22.47	29.52	29.15

Average for the year
Securities	$1,094,559	$869,788	$388,797
Gross loans	1,104,030	1,040,430	1,014,959
Deposits	2,133,790	1,905,629	1,421,168
Borrowings	13,537	5,465	16,712
Subordinated debt	35,211	12,841	1,532
Shareholders' equity	178,415	225,120	214,591
Assets	2,373,374	2,156,774	1,654,873

At year end
Securities	$972,802	$1,116,265	$585,687
Gross loans	1,194,616	1,068,831	1,117,798
Deposits	2,118,003	2,052,294	1,674,578
Borrowings	50,000	50,000	9,327
Subordinated debt	35,262	35,017	3,089
Shareholders' equity	168,874	221,669	227,268
Assets	2,385,915	2,366,682	1,919,342

Selected financial ratios
Return on average assets	1.00%	1.02%	0.94%
Return on average shareholders' equity	13.25	9.79	7.28
Cash dividend payout as a percentage of net income	32.06	32.67	39.54
Shareholders' equity to assets (at year end)	7.08	9.37	11.84

Note - 2020 financial data includes the impact of the merger with Community Shores, which was effective July 1, 2020.

Explanatory Note

On July 1, 2020, ChoiceOne completed the merger of Community Shores Bank Corporation ("Community Shores") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2020, December 31, 2021, and December 31, 2022 include the impact of the merger, which was effective as of July 1, 2020.

On October 1, 2019, ChoiceOne completed the merger of County Bank Corp. ("County") with and into ChoiceOne with ChoiceOne surviving the merger. Accordingly, the reported consolidated financial condition and operating results as of and for the years ended December 31, 2020, December 31, 2021, and December 31, 2022 include the impact of the merger, which was effective as of October 1, 2019.

For additional details regarding the mergers with Community Shores and County, see Note 22 (Business Combinations) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

RESULTS OF OPERATIONS

Summary
ChoiceOne's net income for 2022 was $23.6 million, compared to $22.0 million in 2021 .  Diluted earnings per share was $3.15 in the twelve months ended December 31, 2022, compared to $2.86 per share in the twelve months ended December 31, 2021.

ChoiceOne's asset mix has shifted from loans held for investment of 51.6% at December 31, 2021 to 56.2% at December 31, 2022.   Core loans, which exclude PPP loans, loans held for sale, and loans to other financial institutions, grew organically by $206.1 million or 21.0% during the full year 2022.  Loans to other financial institutions, consisting of a warehouse line of credit, were suspended at the end of the third quarter 2022 to preserve liquidity for loan growth. ChoiceOne continues to have ample on balance sheet liquidity to fund future loan growth, including an estimated $178.7 million of cash flow from securities over the next two years.  Overall, t otal assets grew less than 1% or $19.2 million in 2022.  ChoiceOne saw deposits decline $38.7 million in the fourth quarter of 2022 due to some seasonality in municipal deposits and increased competition.  The cost of these deposits also increased by $940,000 in the fourth quarter of 2022 compared to the third quarter of 2022 and $1.8 million compared to the fourth quarter of 2021.  Deposits have increased by $65.7 million in the twelve months ended December 31, 2022; however, during that time deposit expense has increased $2.5 million.  Cost of interest-bearing deposits increased to 0.66% in the fourth quarter of 2022 primarily due to the increases in rates offered to retain clients and an increased customer interest in certificates of deposit. ChoiceOne is actively managing these costs while still retaining funds, and anticipates that deposit expense will continue to lag the cumulative increases in the federal funds rate.  Borrowing interest expense for the twelve months ended December 31, 2022, increased $1.2 million as compared to the same period in 2021 primarily due to the issuance of $32.5 million in subordinated debt that was completed in the third quarter of 2021 and the increase in rates on short-term borrowings.

Interest income increased $10.4 million in the twelve months ended December 31, 2022, compared to the same period in 2021.  The increase was driven by a $6.3 million increase in securities interest income largely due to an increase in the average balance of securities of $190.1 million during 2022.  In 2022, ChoiceOne liquidated a total of $47.2 million in securities resulting in an $809,000 realized loss, in order to redeploy funds into higher yielding loans and securities, and to reduce the risk of extension on certain fixed income securities which include a call option.  Interest income on loans increased $4.2 million during 2022 and was primarily a result of higher loan balances and $919,000 of additional accretion income from acquired loans, partially offset by a decrease in PPP fee income of $3.9 million.

ChoiceOne had $250,000 of provision for loan losses expense for the year ended December 31, 2022.  Management has seen declining deferrals and very few past due loans during 2022; however, the additional provision was deemed necessary due to increased loan growth in 2022.  On December 31, 2022, the allowance for loan losses represented 0.64% of total loans.  ChoiceOne adopted ASU 2016-13 current expected credit loss ("CECL") on January 1, 2023.  Due to the current economic environment, the nature of the new calculation, and purchase accounting with our recent mergers, we anticipate an increase in our current allowance for loan losses of between $6.5 million and $7.0 million, which will result in an expected allowance for loan losses to total loan coverage ratio between 1.15% and 1.25% on January 1, 2023.  Approximately 20% to 25% of this increase is related to the migration of purchased loans into the portfolio assessed by the CECL calculation.  Purchased loans carry approximately $4.0 million of accretable yield, which will be recognized into income over the remaining life of the loans.  ChoiceOne will also record a liability for expected credit losses on unfunded loans and other commitments of between $2.5 million to $3.0 million related to the adoption of CECL.  These unfunded loans and other commitments are open credit lines with current customers and loans approved by ChoiceOne but not yet funded.  The increase in the reserve and the cost of the liability will result in a decrease in retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance.  Further discussion of the change in accounting policy can be found in Item 8 Note 1.

Noninterest Income
Total noninterest income declined $5.1 million during 2022 compared to 2021.  $4.4 million of this decline is due to the change in the mortgage sales environment from the prior year.  With the rapid rise in interest rates, refinancing activity has slowed, and demand has shifted toward adjustable-rate products, which ChoiceOne keeps in portfolio. Customer service charges increased $722,000 during 2022 compared to 2021 as prior year service charges were depressed by the effects of the COVID-19 pandemic.  The change in market value of equity securities declined $1.4 million during 2022 compared to 2021 consistent with general market conditions.  Equity investments include local community bank stocks and Community Reinvestment Act bond mutual funds.

Noninterest Expense
Total noninterest expense increased $557,000, or 1.1%, in 2022 compared to 2021.  Expense management was a focus in 2022 and will continue to be a focus in 2023 given inflationary pressures.  The increase in total noninterest expense was related to an increase in salaries and wages due to annual wage increases and the addition of new commercial loan production and wealth management staff.   This increase was offset by decreases in other categories including professional fees and loan-driven incentive-based compensation.  ChoiceOne continues to monitor expenses and looks to improve our efficiency through automation and use of digital tools.

Paycheck Protection Program
ChoiceOne processed over $126 million in PPP loans in 2020, acquired an additional $37 million in PPP loans in the merger with Community Shores, and originated $89.1 million in PPP loans in 2021.  In the third quarter of 2022, the remaining $1.8 million of PPP loans were forgiven resulting in $68,000 of fee income.  For the full year 2022, $33.1 million of PPP loans were forgiven resulting in $1.2 million of fee income. At December 31, 2022, no PPP loans remain in ChoiceOne’s loan portfolio.

Dividends
Cash dividends of $7.6 million or $1.01 per common share were declared in 2022 compared to $7.2 million or $0.94 per common share in 2021.  The dividend yield for ChoiceOne’s common stock was 3.48% as of the end of 2022, compared to 3.55% as of the end of 2021. The cash dividend payout as a percentage of net income was 32% as of December 31, 2022, compared to 33% as of December 31, 2021.

Income Taxes
Income tax expense was $438,000 lower in 2022 than in 2021. The decline is related to additional tax-exempt interest income from securities and additional tax-exempt earnings on bank-owned life insurances in 2022 compared to 2021.  The effective tax rate was 15% in 2022 compared to 17% in 2021.  For further details, refer to Note 12 (Income Taxes) of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the years ended December 31, 2022, 2021, and 2020. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.

	Year Ended December 31,
	2022			2021			2020
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (3)(4)(5)	$1,104,030	$52,861	4.79%	$1,040,430	$48,672	4.68%	$1,014,959	$46,893	4.62%
Taxable securities (2)	779,915	15,583	2.00	599,902	10,260	1.71	276,085	5,891	2.13
Nontaxable securities (1)	314,644	7,790	2.48	269,886	7,098	2.63	112,712	3,402	3.02
Other	34,255	491	1.43	68,879	84	0.12	71,417	266	0.37
Interest-earning assets	2,232,844	76,725	3.44	1,979,097	66,114	3.34	1,475,173	56,452	3.83
Noninterest-earning assets	140,530			177,677			179,699
Total assets	$2,373,374			$2,156,774			$1,654,872

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$902,090	$3,514	0.39%	$791,886	$1,797	0.23%	$571,693	$1,832	0.32%
Savings deposits	452,542	711	0.16	398,969	551	0.14	267,217	300	0.11
Certificates of deposit	196,166	1,620	0.83	186,898	957	0.51	183,836	2,046	1.11
Borrowings	13,537	410	3.02	5,465	101	1.86	16,712	327	1.96
Subordinated debentures	35,211	1,491	4.23	12,841	571	4.45	1,532	139	9.07
Interest-bearing liabilities	1,599,546	7,746	0.48	1,396,059	3,977	0.28	1,040,990	4,644	0.45
Demand deposits	582,992			527,876			398,422
Other noninterest-bearing liabilities	12,421			7,719			870
Total liabilities	2,194,959			1,931,654			1,440,282
Shareholders' equity	178,415			225,120			214,591
Total liabilities and shareholders' equity	$2,373,374			$2,156,774			$1,654,873

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$68,979			$62,137			$51,808

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.09%			3.14%			3.51%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$68,979			$62,137			$51,808
Adjustment for taxable equivalent interest		(1,665)			(1,513)			(737)
Net interest income (GAAP)		$67,314			$60,624			$51,071
Net interest margin (GAAP)			3.01%			3.08%			3.38%

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
(4)

Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.3 million, $3.3 million, and $5.0 million for the year ended 2022, 2021, and 2020, respectively. PPP loan average balances were $8.7 million, $95.9 million, and $84.2 million for the year ended 2022, 2021, and 2020, respectively. At December 31, 2022 no PPP loans remain in ChoiceOne’s loan portfolio.

(5)

Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $2.0 million, $1.1 million, and $420,000 for the full year 2022, 2021 and 2020, respectively. PPP fees were approximately $1.2 million, $5.2 million, and $3.0 million for the full year 2022, 2021, and 2020, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year Ended December 31,
(Dollars in thousands)	2022 Over 2021			2021 Over 2020
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$4,189	$3,026	$1,163	$1,779	$1,187	$592
Taxable securities	5,323	3,410	1,913	4,369	5,737	(1,368)
Nontaxable securities (2)	692	1,126	(434)	3,696	4,185	(489)
Other	407	(62)	469	(182)	(9)	(173)
Net change in interest income	$10,611	$7,500	$3,111	$9,662	$11,099	$(1,437)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	$1,717	$279	$1,438	$(35)	$588	$(623)
Savings deposits	159	79	80	251	171	80
Certificates of deposit	664	50	614	(1,089)	34	(1,123)
Borrowings	309	217	92	(226)	(210)	(16)
Subordinated debentures	920	948	(28)	432	1,516	(37)
Net change in interest expense	$3,769	$1,573	$2,196	$(667)	$2,099	$(1,719)
Net change in tax-equivalent net interest income	$6,841	$5,927	$915	$10,329	$9,001	$282

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

(2)	Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2022, 2021, and 2020.

Net Interest Income
Tax-equivalent net interest income increased $6.8 million for the full year 2022, compared to the same period in 2021.  The Federal Reserve increased the federal funds rate by 4.0% during 2022 in response to published inflation rates.  This both increased rates on newly originated loans and increased the rates paid on deposits and led to a net decline in tax equivalent net interest margin of 5 basis points in 2022 compared to 2021.  GAAP based net interest margin declined 7 basis points in 2022 compared to 2021.

The following table presents the cost of deposits and the cost of funds for the years ended December 31, 2022, December 31, 2021, and December 31, 2020.

	Year Ended December 31,
	2022	2021	2020
Cost of deposits	0.27%	0.17%	0.29%
Cost of funds	0.35%	0.21%	0.32%

Net interest income increased $6.7 million in 2022 compared to 2021 due to the $224.8 million increase in the average balance of securities and a 14 basis point increase in the average rate earned on securities during the full year 2022 as ChoiceOne deployed excess deposit dollars into securities with the intent to transition to loans as good credits become available.  ChoiceOne has also experienced core loan growth during 2022 leading to an increase in interest income from loans of $4.2 million in the full year 2022, compared to the same period in the prior year.  Average core loans, which exclude PPP loans, loans held for sale, and loans to other financial institutions, grew $153.9 million during the full year 2022.  In addition, the average rate earned on loans increased 11 basis points in 2022 compared to 2021.  The increase in interest income from loans and the average rate increase on loans is muted by a $3.9 million decline in PPP fee income in the full year 2022 compared to 2021.  This decline was somewhat offset by a $919,000 increase in accretion income from acquired loans in 2022 compared to 2021.

Interest expense increased $3.8 million for the full year 2022, compared to the same period in 2021.  Growth of $163.8 million in the average balance of interest-bearing demand deposits and savings deposits and a combined 11 basis point increase in the average rate paid, caused interest expense to increase $1.9 million in 2022 compared to the prior year.  The increase in the average balance of certificates of deposit of $9.3 million, combined with a 31 basis point increase in the rate paid on certificates of deposits in 2022 compared to 2021, led to an increase in interest expense of $664,000. In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031.  In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores.  These increased the average balance of subordinated debentures by $22.4 million in 2022 compared to the same period in the prior year and caused interest expense to increase by $920,000 over the same period.

The rise in interest rates has led to ChoiceOne's cost of funds increasing 15 basis points from 0.21% in 2021 to 0.35% in 2022.  10 basis points of this increase is due to the rising cost of deposits, while the remainder is due to the increased cost of borrowing and a full year's expense of the subordinated notes completed in September of 2021.

Provision and Allowance For Loan Losses

Table 3 – Provision and Allowance For Loan Losses

(Dollars in thousands)
	2022	2021	2020
Allowance for loan losses at beginning of year	$7,688	$7,593	$4,057
Charge-offs:
Agricultural	-	-	15
Commercial and industrial	177	195	148
Consumer	496	370	329
Real estate - commercial	-	111	254
Real estate - construction	-	-	-
Real estate - residential	-	-	8
Total	673	676	754

Recoveries:
Agricultural	-	-	-
Commercial and industrial	143	86	57
Consumer	206	214	204
Real estate - commercial	3	48	10
Real estate - construction	-	-	-
Real estate - residential	2	7	19
Total	354	355	290

Net charge-offs (recoveries)	319	321	464

Provision for loan losses	250	416	4,000

Allowance for loan losses at end of year	$7,619	$7,688	$7,593

Allowance for loan losses as a percentage of:
Total loans as of year end	0.64%	0.76%	0.71%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	286%	139%	92%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.03%	0.05%
Loan recoveries as a percentage of prior year's charge-offs	52%	47%	29%

The provision for loan losses was $250,000 in 2022, compared to $416,000 in the prior year.  The provision for loan losses expense was deemed necessary to reserve for core loan growth of $206.1 million in 2022.  Our methodology for measuring the appropriate level of allowance for loan losses and related provision for loan losses involves specific allocations for loans considered impaired, and general allocations for homogeneous loans based on historical loss experience.

Loans classified as impaired loans declined by $2.6 million during 2022 which led to a decline in the specific allowance for loan losses for impaired loans of $350,000 in 2022 compared to 2021.

The determination of our loss factors is based, in part, upon our actual loss history adjusted for significant qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date.  ChoiceOne uses a rolling 20 quarter actual net charge-off history as the basis for the computation.

Nonperforming loans were $2.7 million as of December 31, 2022 compared to $5.5 million as of December 31, 2021. The allowance for loan losses was 0.64% of total loans at December 31, 2022, compared to 0.76% at December 31, 2021. Loans acquired in the mergers with County and Community Shores were recorded at fair value and as a result do not have an allowance for loan losses allocated to them unless credit deteriorates subsequent to acquisition.

Net charge-offs were $319,000 in 2022 compared to net charge-offs of $321,000 during the same period in 2021.  Net charge-offs on an annualized basis as a percentage of average loans were 0.03% in 2022 compared to 0.03% in 2021. Management is aware that the economic climate in Michigan will continue to affect business and individual borrowers.

ChoiceOne adopted ASU 2016-13 current expected credit loss ("CECL") on January 1, 2023.  Due to the current economic environment, the nature of the new calculation, and purchase accounting with our recent mergers, we anticipate an increase in our current allowance for loan losses of between $6.5 million and $7.0 million, which will result in an expected allowance for loan losses to total loan coverage ratio between 1.15% and 1.25% on January 1, 2023.  Approximately 20% to 25% of this increase is related to the migration of purchased loans into the portfolio assessed by the CECL calculation.  ChoiceOne will also record a liability for expected credit losses on unfunded loans and other commitments of between $2.5 million to $3.0 million related to the adoption of CECL.  These unfunded loans and other commitments are open credit lines with current customers and loans approved by ChoiceOne but not yet funded.  The increase in the reserve and the cost of the liability will result in a decrease in retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance.  Further discussion of the change in accounting policy can be found in Item 8 Note 1.

Financial Condition

Summary

Total assets grew $19.2 million in the twelve months ended December 31, 2022.  Core loans grew $206.1 million or 21.0% and were offset by a decline in securities of $143.2 million, and a decline in loans to other financial institutions of $42.6 million.  ChoiceOne also grew deposits by $65.7 million during 2022.  Deposit costs rose steadily during the year with larger increases coming in the fourth quarter as competition and rate awareness has amplified.

Securities
The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2022	2021
Equity securities	$8,566	$8,492

Available for Sale Securities at fair value
U.S. Government and federal agency	$-	$2,008
U.S. Treasury notes and bonds	78,204	91,979
State and municipal	229,938	534,847
Mortgage-backed	208,563	433,115
Corporate	711	20,642
Asset-backed securities	12,333	16,294
Total	$529,749	$1,098,885

Held to Maturity Securities at amortized cost
U.S. Government and federal agency	$2,966	$-
U.S. Treasury notes and bonds	-	-
State and municipal	201,890	-
Mortgage-backed	200,473	-
Corporate	19,603	-
Asset-backed securities	974	-
Total	$425,906	$-

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

Total investment securities declined $143.2 million from December 31, 2021 to December 31, 2022 .  ChoiceOne purchased $63.6 million of securities in 2022.  This was offset by the liquidation of $47.2 million in securities during 2022, resulting in an $809,000 realized loss and reduced the risk of extension on certain fixed income securities which included a call option.   Securities totaling $19.6 million were called or matured in 2022 . ChoiceOne received principal payments for municipal and mortgage-backed securities totaling $40.1 million during 2022 .

At December 31, 2022, the Company had $161.0 million in unrealized losses on its investment securities, including $89.0 million in unrealized losses on available for sale securities and $72.0 in unrealized losses on held to maturity securities.  Unrealized losses on corporate and municipal bonds have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position.  In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds four interest rate swaps with a total notional value of $400.1 million. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale.  Refer to footnote 8 and 23 for more discussion on ChoiceOne’s derivative position.

The Bank’s Investment Committee continues to monitor the portfolio and purchases securities as it considers prudent.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $7.6 million as of December 31, 2022 . As of December 31, 2021 , equity securities included an MMP of $1.0 million and common stock of $7.5 million.

Loans
The Company’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2022	2021
Agricultural	$64,159	$64,819
Commercial and industrial	210,210	203,024
Consumer	39,808	35,174
Real estate - commercial	630,953	525,884
Real estate - construction	14,736	19,066
Real estate - residential	229,916	168,881
Loans, gross	$1,189,782	$1,016,848

Core loans, which exclude PPP loans, held for sale loans, and loans to other financial institutions, grew organically by $206.1 million in 2022.  Excluding PPP loans, ChoiceOne saw growth of $144.7 million in commercial loans and $56.7 million in retail loans in 2022.  Additions to our commercial lending staff in 2021 and 2022 as well as investments in the automation of our commercial loan process have helped drive our pipeline of commercial loans and corresponding growth.

Loans to other financial institutions declined $42.6 million from December 31, 2021 to December 31, 2022, as management chose to suspend the program at the end of the third quarter 2022.  Additionally, the remaining $33.1 million of PPP loans were forgiven resulting in $1.2 million of fee income.  At December 31, 2022, all PPP loans have been fully forgiven, and the associated fee income has been recognized.

ChoiceOne recorded accretion income related to acquired loans in the amount of $2.0 million during 2022.  Remaining credit and yield mark on acquired loans from the recent mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature.  ChoiceOne estimates that roughly $4.0 million will accrete into income over the next two to four years.

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

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2022	2021
Loans accounted for on a nonaccrual basis	$1,263	$1,727
Loans contractually past due 90 days or more as to principal or interest payments	-	-
Loans considered troubled debt restructurings which are not included above	1,404	3,816
Total	$2,667	$5,543

Nonaccrual loans included $1.3 million in residential real estate loans as of December 31, 2022, compared to $313,000 in agricultural loans, $285,000 in commercial and industrial loans, $279,000 in commercial real estate loans, and $850,000 in residential real estate loans as of December 31, 2021.  Loans considered troubled debt restructurings which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $3,000 in agricultural loans, $58,000 in commercial and industrial loans, $131,000 in commercial real estate loans and $1.2 million in residential real estate loans at December 31, 2022, compared to $1.8 million in agricultural loans, $73,000 in commercial and industrial loans, $601,000 in commercial real estate loans and $1.3 million in residential real estate loans at December 31, 2021.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. There were 10 loans totaling $180,000 fitting this description as of December 31, 2022 , and no loans fitting that description on  December 31, 2021 .

Deposits and Other Funding Sources
The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2022	2021
Noninterest-bearing demand deposits	$599,579	$560,931
Interest-bearing demand deposits	638,641	665,482
Money market deposits	214,026	218,211
Savings deposits	427,583	425,626
Local certificates of deposit	236,431	182,044
Brokered certificates of deposit	1,743	-
Total deposits	$2,118,003	$2,052,294

Total deposits increased $65.7 million from December 31, 2021 to December 31, 2022 ; however, most of this was in the first half of 2022.  ChoiceOne saw deposits decline $38.7 million in the fourth quarter of 2022 due to some seasonality in municipal deposits and increased competition.   The Federal Reserve increased the federal funds rate by 4.0% during 2022 in response to published inflation rates. In response, the cost of interest-bearing deposits increased to 0.66% in the fourth quarter of 2022 primarily due to the increases in rates offered to retain clients and an increased interest in certificates of deposit. ChoiceOne is actively managing these costs while still retaining funds, and anticipates that deposit expense will continue to lag the cumulative increases in the federal funds rate. The actual cost of deposits increased by $940,000 in the fourth quarter of 2022 compared to the third quarter of 2022 and $1.9 million compared to the fourth quarter of 2021.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios. ChoiceOne also holds $3.2 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the mark-to-market adjustment.

At December 31, 2022, the aggregate balance of all deposits exceeding the FDIC insured limit of $250,000 totaled $823.2 million, or 39% of total deposits, compared to $889.2 million, or 43% of total deposits and $583.7 million, or 35% of total deposits at December 31, 2021 and 2020, respectively.

Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $1.2 billion or 55.0% of total deposits at December 31, 2022.

Shareholders’ Equity
Total shareholders' equity declined $52.8 million in 2022. Accumulated other comprehensive income declined $69.2 million in 2022 as a result of market value declines in ChoiceOne’s available for sale securities. The change was caused by increases in certain general market interest rates since the beginning of 2022.  ChoiceOne's derivative strategy implemented during the second quarter of 2022 and repositioned during the fourth quarter of 2022, is expected to better position the Bank should rates continue to rise.  The net impact on equity of the derivative strategy as of December 31, 2022, was $957,000 net of tax.
For further details refer to Footnote 8 "Derivatives and Hedging Activities".  As permitted by U.S. generally accepted accounting principles, unrecognized losses on securities held to maturity do not reduce other comprehensive income and, as a result, are not reflected as a reduction to shareholders’ equity on our balance sheet. ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 13.0% as of December 31, 2022, compared to 12.9% on December 31, 2021.
ChoiceOne repurchased 25,899 shares for $683,000, or a weighted average all-in cost per share of $26.35, during the first quarter of 2022. This was part of the common stock repurchase program announced in April 2021 which authorized repurchases of up to 390,114 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.  No shares of common stock were repurchased for the remainder of 2022; however, ChoiceOne may strategically repurchase shares of common stock in the future depending on market and other conditions.

Note 21 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Bank at the end of 2022 and 2021. Management will monitor these capital ratios during 2023 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered "well capitalized" by regulatory guidelines. At December 31, 2022, the Bank was categorized as "well-capitalized" under regulatory guidelines.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2022:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$238,174	$210,989	$22,113	$5,072	$-
Borrowings	50,000	50,000	-	-	-
Cumulative Preferred Securities (1)	3,795	-	-	-	3,795
ChoiceOne Subordinated Debenture (2)	32,500	-	-	-	32,500
Operating leases	1,012	322	459	231	-
Other obligations	164	70	62	18	14
Total	$325,645	$261,381	$22,634	$5,321	$36,309

(1) Cumulative preferred securities on the balance sheet include $504,000 of discount due to a mark to market adjustment which is not reflected in the table above.

(2) ChoiceOne subordinated debenture on the balance sheet includes $529,000 of capitalized issuance cost which is not reflected in the table above.

Liquidity and Interest Rate Risk

Net cash provided by operating activities was $45.0 million in 2022 compared to $37.7 million in 2021.  The change was due to lower net proceeds from loan sales in 2022 compared to 2021, which was offset by the change in other assets and liabilities.  Net cash used in investing activities was $90.5 million in 2022 compared to $521.4 million in 2021. ChoiceOne purchased $63.6 million of securities and had maturities or sales of securities of $106.4 million in 2022 compared to $637.9 million in purchases and $83.9 million in maturities or sales in 2021, respectively.  An increase in net loan originations led to cash used of $130.6 million in 2022 compared to cash provided of $45.4 million in the prior year.  Net cash provided by financing activities was $57.5 million in 2022, compared to $436.0 million in 2021. ChoiceOne experienced growth of $65.7 million in deposits in 2022 compared to growth of $377.7 million in 2021, while also seeing a $73.2 million decrease in borrowings in 2022, which led to the change.

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

Management believes that the current level of liquidity and sources of additional liquidity are sufficient to meet the Bank's future liquidity needs. This belief is based upon the availability of deposits from both the local and national markets, our core deposit base, maturities of and cash flows from securities, normal loan repayments, income retention, federal funds purchased and advances available from the FHLB. Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. The Bank also has a line of credit secured by ChoiceOne’s commercial loans with the Federal Reserve Bank of Chicago for $380.4 million, which is designated for nonrecurring short-term liquidity needs. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. ChoiceOne had $50.0 million in outstanding borrowings at FHLB as of December 31, 2022, and $39.6 million of additional borrowing capacity was available based on residential real estate loans pledged as collateral at the end of 2022. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy.  These steps include limiting bond purchases in the first two months of 2023, moving safekeeping of securities to FHLB in order to increase borrowing capacity, if pledged, by an amount of roughly $300.0 million, and using alternative funding sources such as brokered deposits.  ChoiceOne is also investigating additional borrowing capacity by use of the new Bank Term Funding Program announced March 12, 2023.  As of February 28, 2023 ChoiceOne estimates that it has total borrowing capacity of $398.3 million, and if additional securities are pledged with the FHLB, will have the ability to borrow up to $716.3 million.

NON-GAAP FINANCIAL MEASURES

This report contains financial measures that are not defined in U.S. generally accepted accounting principles ("GAAP"). Management believes this non-GAAP financial measure provides additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

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

Securities
Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities available for sale may be sold prior to maturity due to changes in interest rates, prepayment risks, yield, availability of alternative investments, liquidity needs, credit rating changes, or other factors. Debt securities classified as available for sale are reported at their fair value with changes flowing through other comprehensive income. Declines in the fair value of securities below their cost that are considered to be “other than temporary” are recorded as losses in the income statement. In estimating whether a fair value decline is considered to be “other than temporary,” management considers the length of time and extent that the security’s fair value has been less than its carrying value, the financial condition and near-term prospects of the issuer, and the Bank’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

We conducted an annual assessment of goodwill as of June 30, 2022 and no impairment was identified. The Company used a qualitative assessment to determine goodwill was not impaired as of June 30, 2022.

Additionally, the Company engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of November 30, 2022 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2027 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through December 31, 2022, and as a result that it is more likely than not that there was no goodwill impairment as of December 31, 2022.

Deferred Tax Assets and Liabilities
Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2022, management determined that no valuation allowance was necessary. The valuation of current and deferred income tax assets and liabilities is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and the federal tax code.

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2022
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$8,566	$-	$-	$-	$8,566
Securities available for sale	101,285	15,385	36,210	376,869	529,749
Securities held to maturity	34,815	9,690	21,685	359,716	425,906
Federal Home Loan Bank stock	3,517	-	-	-	3,517
Federal Reserve Bank stock	-	-	-	5,064	5,064
Loans held for sale	4,834	-	-	-	4,834
Loans	226,530	158,176	577,920	227,156	1,189,782
Cash surrender value of life insurance policies	-	-	-	43,978	43,978
Interest rate derivative contracts	2,171	-	7,033	-	9,204
Rate-sensitive assets	$381,718	$183,251	$642,848	$1,012,783	$2,220,600

Liabilities
Interest-bearing demand deposits	$638,641	$-	$-	$-	$638,641
Money market deposits	214,026	-	-	-	214,026
Savings deposits	427,583	-	-	-	427,583
Certificates of deposit	55,701	155,288	27,184	-	238,173
Borrowings	50,000	-	-	-	50,000
Subordinated debentures	3,795	-	32,500	-	36,295
Interest rate derivative contracts	5,823	-	-	-	5,823
Rate-sensitive liabilities	$1,395,569	$155,288	$59,684	$-	$1,610,541
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(1,013,851)	$27,963	$583,164	$1,012,783	$610,059
Cumulative asset (liability) gap	$(1,013,851)	$(985,888)	$(402,724)	$610,059

Under this method, the ALCO measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 36% at December 31, 2022, compared to 43% at December 31, 2021. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, and money market deposits in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The ALCO plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2023. As interest rates change, the ALCO will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the ALCO uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2022 , management used a simulation model to subject its assets and liabilities up to an immediate 200 basis point increase and decline. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the FHLB were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders' equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2022 and 2021:

Table 6 – Sensitivity to Changes in Interest Rates

	2022
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	61,826	-11%	355,701	15%
100 basis point rise	66,025	-5%	338,913	9%
Base rate scenario	69,734	0%	309,801	0%
100 basis point decline	71,788	3%	260,889	-16%
200 basis point decline	71,276	2%	181,078	-42%

	2021
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	60,058	-1%	416,435	-5%
100 basis point rise	60,482	-1%	437,975	-%
Base rate scenario	60,970	-%	439,144	-%
100 basis point decline	59,132	-3%	390,180	-11%
200 basis point decline	57,503	-6%	326,201	-26%

As of December 31, 2022, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 100 and 200 basis points down scenarios for the market value of shareholders’ equity was higher than the policy guidelines. As of December 31, 2021, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and down 200 basis points scenarios for the market value of shareholders’ equity.  The ALCO plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Current Factor Adjustments - Refer to Notes 1 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

The general component of management’s estimate of the allowance for loan losses covers nonimpaired loans and is based on historical loss experience adjusted for current factors. Management’s adjustment for current factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, experience and ability of lending staff, national and economic trends and conditions, industry conditions, trends in real estate values, and other conditions. Identification of factors to consider and adjustments to those factors involve management’s judgement.

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

Grand Rapids, MI

March 22, 2023

ChoiceOne Financial Services, Inc.
Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
Assets
Cash and due from banks	$43,593	$31,537
Time deposits in other financial institutions	350	350
Cash and cash equivalents	43,943	31,887

Equity securities, at fair value (Note 2)	8,566	8,492
Securities available for sale, at fair value (Note 2)	529,749	1,098,885
Securities held to maturity, at amortized cost (Note 2)	425,906	-
Federal Home Loan Bank stock	3,517	3,824
Federal Reserve Bank stock	5,064	5,064
Loans held for sale	4,834	9,351
Loans to other financial institutions	-	42,632
Loans (Note 3)	1,189,782	1,016,848
Allowance for loan losses (Note 3)	(7,619)	(7,688)
Loans, net	1,182,163	1,009,160

Premises and equipment, net (Note 5)	28,232	29,880
Other real estate owned, net (Note 7)	-	194
Cash value of life insurance policies	43,978	43,356
Goodwill (Note 6)	59,946	59,946
Core deposit intangible (Note 6)	2,809	3,962
Other assets	47,208	20,049
Total assets	$2,385,915	$2,366,682

Liabilities
Deposits – noninterest-bearing (Note 9)	$599,579	$560,931
Deposits – interest-bearing (Note 9)	1,518,424	1,491,363
Total deposits	2,118,003	2,052,294

Borrowings (Note 10)	50,000	50,000
Subordinated debentures (Note 11)	35,262	35,017
Other liabilities	13,776	7,702
Total liabilities	2,217,041	2,145,013

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,516,098 at December 31, 2022 and 7,510,379 at December 31, 2021 (Note 16)	172,277	171,913
Retained earnings	68,394	52,332
Accumulated other comprehensive income, net	(71,797)	(2,576)
Total shareholders’ equity	168,874	221,669
Total liabilities and shareholders’ equity	$2,385,915	$2,366,682

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Income

	Years Ended
(Dollars in thousands, except per share data)	December 31,
	2022	2021	2020
Interest income
Loans, including fees	$52,823	$48,657	$46,874
Securities:
Taxable	15,583	10,260	5,891
Tax exempt	6,163	5,617	2,684
Other	491	84	266
Total interest income	75,060	64,618	55,715

Interest expense
Deposits	5,845	3,305	4,178
Advances from Federal Home Loan Bank	117	22	220
Other	1,784	650	246
Total interest expense	7,746	3,977	4,644

Net interest income	67,314	60,641	51,071
Provision for loan losses	250	416	4,000
Net interest income after provision for loan losses	67,064	60,225	47,071

Noninterest income
Customer service charges	9,350	8,628	7,252
Insurance and investment commissions	779	765	541
Mortgage servicing rights (Note 4)	1,007	2,335	3,180
Gains on sales of loans (Note 4)	1,336	4,441	8,133
Net (losses) gains on sales of securities (Note 2)	(809)	(40)	1,308
Net (losses) gains on sales and write-downs of other assets (Note 7)	99	6	(13)
Earnings on life insurance policies	1,312	809	772
Trust income	734	790	739
Change in market value of equity securities	(955)	479	(155)
Other	1,219	981	941
Total noninterest income	14,072	19,194	22,698

Noninterest expense
Salaries and benefits (Note 14 and 15)	30,391	29,300	26,539
Occupancy and equipment (Note 5)	6,189	6,168	5,783
Data processing	6,729	6,189	6,765
Professional fees	2,175	3,009	3,716
Supplies and postage	719	614	844
Advertising and promotional	764	848	588
Intangible amortization (Note 6)	1,153	1,307	1,498
FDIC insurance	722	804	450
Other	4,636	4,682	4,701
Total noninterest expense	53,478	52,921	50,884

Income before income tax	27,658	26,498	18,885
Income tax expense	4,018	4,456	3,272

Net income	$23,640	$22,042	$15,613

Basic earnings per share (Note 16)	$3.15	$2.87	$2.08
Diluted earnings per share (Note 16)	$3.15	$2.86	$2.07
Dividends declared per share	$1.01	$0.94	$0.82

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended
(Dollars in thousands)	December 31,
	2022	2021	2020
Net income	$23,640	$22,042	$15,613

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(91,923)	(17,261)	13,554
Income tax benefit (expense)	19,304	3,625	(2,846)
Less: reclassification adjustment for net (gain) loss included in net income	809	39	(1,308)
Income tax benefit (expense)	(170)	(7)	275
Less: reclassification adjustment for net (gain) loss for fair value hedge	1,930	-	-
Income tax benefit (expense)	(405)	-	-
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	3,404	-	-
Income tax benefit (expense)	(715)	-	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(67,766)	(13,604)	9,675

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	(3,404)	-	-
Income tax benefit (expense)	715	-	-
Less: amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	351	-	-
Income tax benefit (expense)	(74)	-	-
Unrealized loss on held to maturity securities, net of tax	(2,412)	-	-

Change in net unrealized gain (loss) on derivatives	(558)	-	-
Income tax benefit (expense)	117	-	-
Less: reclassification adjustment for net (gain) loss on derivatives	771	-	-
Income tax benefit (expense)	(162)	-	-
Less: amortization of net unrealized (gains) losses included in net income	999	-	-
Income tax benefit (expense)	(210)	-	-
Unrealized gain (loss) on derivative instruments, net of tax	957	-	-

Change in adjustment for postretirement	-	-	(158)
Income tax benefit (expense)	-	-	33
Unrealize gain (loss) on postretirement	-	-	(125)

Other comprehensive income (loss), net of tax	(69,221)	(13,604)	9,550

Comprehensive income (loss)	$(45,581)	$8,438	$25,163

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2020	7,245,088	$162,610	$28,051	$1,478	$192,139

Net income			15,613		15,613
Other comprehensive income				9,550	9,550
Shares issued	19,583	451			451
Effect of employee stock purchases		24			24
Stock options exercised and issued (1)	7,261				-
Stock-based compensation expense		171			171
Restricted stock units issued	365				-
Merger with Community Shores Bank Corporation	524,055	15,494			15,494
Cash dividends declared ($0.82 per share)			(6,174)		(6,174)

Balance, December 31, 2020	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			22,042		22,042
Other comprehensive income				(13,604)	(13,604)
Shares issued	23,301	509			509
Effect of employee stock purchases		25			25
Stock-based compensation expense	-	415			415
Shares repurchased	(309,274)	(7,786)			(7,786)
Cash dividends declared ($0.94 per share)			(7,200)		(7,200)

Balance, December 31, 2021	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			23,640		23,640
Other comprehensive income (loss)				(69,221)	(69,221)
Shares issued	31,618	461			461
Effect of employee stock purchases		31			31
Stock-based compensation expense		554			554
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($1.01 per share)			(7,578)		(7,578)

Balance, December 31, 2022	7,516,098	$172,277	$68,394	$(71,797)	$168,874

(1) The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.
Consolidated Statements of Cash Flows

	Years Ended
(Dollars in thousands)	December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$23,640	$22,042	$15,613
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	$250	416	4,000
Depreciation	2,658	2,624	2,721
Amortization	10,684	9,801	4,985
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	958	812	512
Net (gains) losses on sales of securities	809	40	(1,308)
Net change in market value of equity securities	955	(479)	155
Gains on sales of loans and capitalized servicing rights	(2,343)	(6,776)	(11,313)
Loans originated for sale	(71,829)	(197,387)	(326,286)
Proceeds from loan sales	77,681	205,398	325,306
Earnings on bank-owned life insurance	(1,038)	(778)	(772)
Proceeds from BOLI policy	690	204	-
Earnings on death benefit from bank-owned life insurance	(274)	(31)	-
(Gains) on sales of other real estate owned	(41)	(19)	(64)
Write downs of ORE	-	-	80
Proceeds from sales of other real estate owned	235	611	1,384
Costs capitalized to other real estate	-	-	(19)
Deferred federal income tax expense	(15)	924	202
Net change in:
Other assets	(4,208)	(5,418)	(3,186)
Other liabilities	6,205	5,715	(3,532)
Net cash provided by operating activities	$45,017	37,699	8,478

Cash flows from investing activities:
Sales of securities available for sale	47,167	29,742	121,942
Maturities, prepayments and calls of securities available for sale	51,570	54,202	48,787
Maturities, prepayments and calls of securities held to maturity	8,091	-	-
Purchases of securities available for sale	(55,053)	(632,826)	(375,470)
Purchases of securities held to maturity	(7,505)	-	-
Purchases of equity securities	(1,029)	(5,117)	(200)
Purchase of bank-owned life insurance policies	-	(10,000)	-
Loan originations and payments, net	(130,620)	45,384	(79,594)
Additions to premises and equipment	(1,164)	(2,759)	(1,852)
Proceeds from (payments for) derivative contracts, net	(1,953)	-	-
Cash received from merger with Community Shores Bank Corporation	-	-	35,636
Net cash (used in)/provided by investing activities	(90,496)	(521,374)	(250,751)

Cash flows from financing activities:
Net change in deposits	65,709	377,716	292,145
Proceeds from borrowings	726,000	87,500	10,050
Payments on borrowings	(726,000)	(14,326)	(33,921)
Issuance of common stock	172	139	134
Repurchase of common stock	(767)	(7,786)	-
Cash dividends and fractional shares from merger	(7,578)	(7,200)	(6,174)
Net cash provided by/(used in) financing activities	57,536	436,043	262,234

Net change in cash and cash equivalents	12,057	(47,632)	19,961
Beginning cash and cash equivalents	31,887	79,519	59,558

Ending cash and cash equivalents	$43,943	$31,887	$79,519

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,577	$3,718	$4,872
Cash paid for income taxes	1,989	3,251	5,001
Loans transferred to other real estate owned	-	520	372

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties,  Actual results may differ from these estimates. Estimates associated with the allowance for loan losses are particularly susceptible to change.

Cash and Cash Equivalents

Cash and cash equivalents are defined to include cash on hand, demand deposits with other banks, and federal funds sold. Cash flows are reported on a net basis for customer loan and deposit transactions, deposits with other financial institutions, and short-term borrowings with original terms of 90 days or less.

Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.   Debt securities are classified as available for sale because they might be sold before maturity. Debt securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported separately in the accumulated other comprehensive income or loss section of shareholders’ equity, net of tax effect. Restricted investments in Federal Reserve Bank stock and Federal Home Loan Bank stock are carried at cost. Equity securities consist of investments in preferred stock and investments in common stock of other financial institutions. Equity securities are reported at their fair value with changes in market value reported through current earnings.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized using the level-yield method without anticipating prepayments. Gains or losses on sales are recorded on the trade date based on the amortized cost of the security sold.

Management evaluates debt securities for other-than-temporary impairment ("OTTI") on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The evaluation of securities includes consideration of the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, whether the market decline was affected by macroeconomic conditions and whether ChoiceOne has the intent to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis. In analyzing an issuer's financial condition, management may consider whether the securities are issued by the federal government or its agencies, or U.S. Government sponsored enterprises, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Loans to Other Financial Institutions

Loans to other financial institutions are made for the purpose of providing a warehouse line of credit to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market. Loans to other financial institutions earn a share of interest income, determined by the contract, from when the loan is funded to when the loan is sold on the secondary market.  Loans to other financial institutions are excluded from Note 3. Loans to other financial institutions were suspended at the end of the third quarter 2022 to preserve liquidity for loan growth.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale and changes in the funded status of derivative instruments, net of tax, which are also recognized as a separate component of shareholders’ equity.

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2022	2021
Unrealized gain (loss) on available-for-sale securities	$(89,041)	$(3,261)
Unrealized gain (loss) on held to maturity securities	(3,053)	—
Unrealized gain (loss) on derivative instruments	1,212
Tax effect	19,085	685
Accumulated other comprehensive income (loss)	$(71,797)	$(2,576)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2022.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank was  $0 at both December 31, 2022 and 2021, as the Federal Reserve revoked the reserve requirement due to the COVID- 19 pandemic.

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

Stock-Based Compensation

The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. Compensation costs related to stock options granted are disclosed in Note 15.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Each unit, once vested, is settled by delivery of one share of ChoiceOne common stock.

Dividend Restrictions

Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends that may be paid by the Bank to ChoiceOne (see Note 21).

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

Derivatives

At the inception of a derivative contract, ChoiceOne designates the derivative as one of two types based on our intention and belief as to the likely effectiveness of the hedge. These two types are (1) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), and (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge"). For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement in the same line item as the cash flows of the item being hedged.

The initial fair value of hedge components excluded from the assessment of effectiveness are recognized in the statement of financial condition under a systematic and rational method over the life of the hedging relationship and are presented in the same income statement line item as the earnings effect of the hedged item. Any difference between the change in the fair value of the hedge components excluded from the assessment of effectiveness and the amounts recognized in earnings are recorded as a component of other comprehensive income.

ChoiceOne discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in fair values or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or the treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods in which the hedged transactions will affect earnings.

ChoiceOne is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. ChoiceOne anticipates that the counterparties will be able to fully satisfy their obligation under the agreements. All the contracts to which we are a party have cash flows that settle monthly or semiannually.

Operating Segments

While ChoiceOne’s management monitors the revenue streams of various products and services for the Bank and the Insurance Agency, operations and financial performance are evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Recent Accounting Pronouncements

The FASB issued ASU No. 2016- 13 , Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current generally accepted accounting principles ("GAAP") with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new guidance attempts to reflect an entity’s current estimate of all expected credit losses and broadens the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually to include forecasted information, as well as past events and current conditions. There is no specified method for measuring expected credit losses, and an entity may apply methods that reasonably reflect its expectations of the credit loss estimate. Although an entity may still use its current systems and methods for recording the allowance for loan losses, under the new rules, the inputs used to record the allowance for loan losses generally will need to change to appropriately reflect an estimate of all expected credit losses and the use of reasonable and supportable forecasts. Additionally, credit losses on available-for-sale debt securities will have to be presented as an allowance rather than as a write-down. This ASU is effective for fiscal years beginning after December 15, 2022, and for interim periods within those years for companies considered smaller reporting filers with the Securities and Exchange Commission.  ChoiceOne adopted ASU 2016- 13 current expected credit loss ("CECL") on  January 1, 2023.  Due to the current economic environment, the nature of the new calculation, and purchase accounting with our recent mergers, we anticipate an increase in our current allowance for loan losses of between $6.5 million and $7.0 million, which will result in an expected allowance for loan losses to total loan coverage ratio between 1.15% and 1.25% on January 1, 2023.  Approximately 20% to 25% of this increase is related to the migration of purchased loans into the portfolio assessed by the CECL calculation.  ChoiceOne will also record a liability for expected credit losses on unfunded loans and other commitments of between $2.5 million to $3.0 million related to the adoption of CECL.  These unfunded loans and other commitments are open credit lines with current customers and loans approved by ChoiceOne but not yet funded.  The increase in the reserve and the cost of the liability will result in a decrease in retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance.

ChoiceOne has elected the discounted cash flow methodology for all loan types, and will be utilizing  third party software to store and measure historical loss experience.  ChoiceOne has worked with a third party advisory group to develop loss drivers which we believe have a strong correlation to our historical loss trends.  The loss drivers ChoiceOne has elected are unemployment and GDP growth which have readily available 12 month forecast data from the FOMC.

Reclassifications
Certain amounts presented in prior year consolidated financial statements have been reclassified to conform to the 2022 presentation.

Note 2 – Securities

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification.  The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities.  No gains or losses were recognized at the time of the transfer.  The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.4 million after tax as of December 31, 2022.

The fair value of equity securities and the related gross unrealized gains and losses recognized in noninterest income at December 31 were as follows:

December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,982	$305	$(721)	$8,566

December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,953	$665	$(126)	$8,492

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$-	$-	$-	$-
U.S. Treasury notes and bonds	90,810	-	(12,606)	78,204
State and municipal	277,489	-	(47,551)	229,938
Mortgage-backed	236,703	-	(28,140)	208,563
Corporate	757	-	(46)	711
Asset-backed securities	13,031	-	(698)	12,333
Total	$618,790	$-	$(89,041)	$529,749

	December 31, 2021
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,001	$7	$-	$2,008
U.S. Treasury notes and bonds	93,267	23	(1,311)	91,979
State and municipal	528,252	10,704	(4,109)	534,847
Mortgage-backed	441,383	781	(9,049)	433,115
Corporate	20,856	19	(233)	20,642
Asset-backed securities	16,387	-	(93)	16,294
Total	$1,102,146	$11,534	$(14,795)	$1,098,885

The fair value of securities held to maturity and the related gross unrealized gains and losses were as follows:

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,966	$-	$(421)	$2,545
State and municipal	201,890	1	(39,355)	162,536
Mortgage-backed	200,473	-	(29,868)	170,605
Corporate	19,603	-	(2,285)	17,318
Asset-backed securities	974	-	(77)	897
Total	$425,906	$1	$(72,006)	$353,901

There were no securities held to maturity at  December 31, 2021.

Information regarding sales of securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2022	2021	2020
Proceeds from sales of securities	$47,167	$29,742	$121,942
Gross realized gains	-	-	1,308
Gross realized losses	(809)	(40)	-

Contractual maturities of securities available for sale at December 31, 2022 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$6,035	$5,972
Due after one year through five years	17,069	16,176
Due after five years through ten years	149,578	130,215
Due after ten years	209,405	168,823
Total debt securities	382,087	321,186
Mortgage-backed securities	236,703	208,563
Total	$618,790	$529,749

Contractual maturities of securities held to maturity at December 31, 2022 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$2,417	$2,389
Due after one year through five years	6,262	5,834
Due after five years through ten years	109,263	92,553
Due after ten years	107,491	82,520
Total debt securities	225,433	183,296
Mortgage-backed securities	200,473	170,605
Total	$425,906	$353,901

Certain securities were pledged as collateral for participation in a program that provided Community Reinvestment Act credits. The carrying amount of the securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2022	2021
Securities pledged for Community Reinvestment Act credits	$250	$273

Securities with unrealized losses at year-end 2022 and 2021, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	78,204	12,606	78,204	12,606
State and municipal	89,158	12,612	140,390	34,939	229,548	47,551
Mortgage-backed	63,249	3,093	144,318	25,047	207,567	28,140
Corporate	711	46	-	-	711	46
Asset-backed securities	-	-	12,333	698	12,333	698
Total temporarily impaired	$153,118	$15,751	$375,245	$73,290	$528,363	$89,041

	2021
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	89,958	1,311	-	-	89,958	1,311
State and municipal	130,001	3,253	15,237	856	145,238	4,109
Mortgage-backed	261,560	5,709	86,974	3,340	348,534	9,049
Corporate	17,369	233	-	-	17,369	233
Asset-backed securities	16,294	93	-	-	16,294	93
Total temporarily impaired	$515,182	$10,599	$102,211	$4,196	$617,393	$14,795

	2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,545	$421	$2,545	$421
State and municipal	13,457	1,899	149,016	37,456	162,473	39,355
Mortgage-backed	25,582	822	145,024	29,046	170,606	29,868
Corporate	5,296	603	10,771	1,682	16,067	2,285
Asset-backed securities	-	-	897	77	897	77
Total temporarily impaired	$44,335	$3,324	$308,253	$68,682	$352,588	$72,006

There were no securities classified as held to maturity as of December 31, 2021.

ChoiceOne evaluates all securities on a quarterly basis to determine whether unrealized losses are temporary or other than temporary. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. Management believed that unrealized losses as of December 31, 2022 were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No other than temporary impairments were recorded in 2022 or 2021.

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2022	2021	2020

Net gains and losses recognized during the period	$(955)	$479	$(155)
Less: Net gains and losses recognized during the period on securities sold	-	—	—

Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(955)	$479	$(155)

At December 31, 2022, there were 611 securities with an unrealized loss, compared to 247 securities with an unrealized loss as of December 31, 2021. Unrealized losses on corporate and municipal bonds have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at December 31, 2022, are related to U.S. Treasury notes and bonds, State and municipal bonds and mortgage backed.  U.S. Treasury notes are guaranteed by the U.S. government and of which 100% are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On December 31, 2022, 86% of state and municipal bonds held are rated AA or better.  Agency issued securities are generally guaranteed by a U.S. government agency, such as the government national mortgage association which give 100% of these AA ratings or better. Of the mortgage-backed securities held on December 31, 2022, 38% were issued by US government sponsored entities and agencies, and rated AA, 31% are AAA rated private issue, and 13% are unrated privately issued mortgage-backed securities with structured credit enhancement.

Note 3 – Loans and Allowance for Loan Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2022	2021
Agricultural	$64,159	$64,819
Commercial and industrial	210,210	203,024
Consumer	39,808	35,174
Real estate - commercial	630,953	525,884
Real estate - construction	14,736	19,066
Real estate - residential	229,916	168,881
Loans, gross	$1,189,782	$1,016,848
Allowance for Loan Losses	(7,619)	(7,688)
Loans, net	$1,182,163	$1,009,160

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

The table below details the outstanding balances of the County Bank Corp. acquired portfolio and the acquisition fair value adjustments at acquisition date:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,894)	(2,079)
Carrying balance at acquisition date	$4,616	$385,500	$390,116

The table below presents a roll-forward of the accretable yield on County Bank Corp. acquired loans for the year ended December 31, 2022:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp. on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	-75
Balance January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance January 1, 2021	135	1,524	1,659
Accretion January 1, 2021 through December 31, 2021	(247)	(348)	(595)
Transfer from non-accretable to accretable yield	400	-	400
Balance January 1, 2022	288	1,176	1,464
Transfer from non-accretable to accretable yield	2,192	-	2,192
Accretion January 1, 2022 through December 31, 2022	(553)	(98)	(651)
Balance, December 31, 2022	$1,927	$1,078	$3,005

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

The table below presents a roll-forward of the accretable yield on Community Shores Bank Corporation acquired loans for the year ended December 31, 2022:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, January 1, 2021	843	455	1,298
Accretion January 1, 2021 through December 31, 2021	(321)	(258)	(579)
Balance January 1, 2022	522	197	719
Transfer from non-accretable to accretable yield	1,086	-	1,086
Accretion January 1, 2022 through December 31, 2022	(993)	(197)	(1,190)
Balance, December 31, 2022	$615	$-	$615

Activity in the allowance for loan losses and balances in the loan portfolio was as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs	—	(177)	(496)	—	—	—	—	(673)
Recoveries	—	143	206	3	—	2	—	354
Provision	(304)	(59)	310	1,114	(47)	233	(997)	250
Ending balance	$144	$1,361	$310	$4,822	$63	$906	$13	$7,619

Individually evaluated for impairment	$2	$14	$1	$5	$—	$131	$—	$153

Collectively evaluated for impairment	$142	$1,347	$309	$4,817	$63	$775	$13	$7,466

Loans
December 31, 2022
Individually evaluated for impairment	$23	$177	$7	$165	$—	$2,474		$2,846
Collectively evaluated for impairment	64,136	206,074	39,793	622,131	14,736	225,792		1,172,662
Acquired with deteriorated credit quality	—	3,959	8	8,657	—	1,650		14,274
Ending balance	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916		$1,189,782

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2021
Beginning balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593
Charge-offs	—	(195)	(370)	(111)	—	—	—	(676)
Recoveries	—	86	214	48	—	7	—	355
Provision	191	236	129	(410)	13	(636)	893	416
Ending balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688

Individually evaluated for impairment	$251	$95	$2	$9	$—	$146	$—	$503

Collectively evaluated for impairment	$197	$1,359	$288	$3,696	$110	$525	$1,010	$7,185

Loans
December 31, 2021
Individually evaluated for impairment	$2,616	$339	$14	$273	$—	$2,191		$5,433
Collectively evaluated for impairment	62,203	197,656	35,148	515,528	19,066	164,647		994,248
Acquired with deteriorated credit quality	—	5,029	12	10,083	—	2,043		17,167
Ending balance	$64,819	$203,024	$35,174	$525,884	$19,066	$168,881		$1,016,848

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2020
Beginning balance	$471	$655	$270	$1,663	$76	$640	$282	$4,057
Charge-offs	(15)	(148)	(329)	(254)	-	(8)	-	(754)
Recoveries	-	57	204	10	-	19	-	290
Provision	(199)	763	172	2,759	21	649	(165)	4,000
Ending balance	$257	$1,327	$317	$4,178	$97	$1,300	$117	$7,593

Individually evaluated for impairment	$-	$19	$1	$157	$-	$254	$-	$431

Collectively evaluated for impairment	$257	$1,308	$316	$4,021	$97	$1,046	$117	$7,162

Loans
December 31, 2020
Individually evaluated for impairment	$348	$1,663	$8	$3,032	$80	$2,720		$7,851
Collectively evaluated for impairment	53,387	295,154	33,982	453,681	16,559	186,982		1,039,745
Acquired with deteriorated credit quality	-	6,710	24	12,534	-	2,804		22,072
Ending balance	$53,735	$303,527	$34,014	$469,247	$16,639	$192,506		$1,069,668

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

Information regarding the Bank’s credit exposure as of December 31 was as follows:

Corporate Credit Exposure - Credit Risk Profile By Creditworthiness Category

(Dollars in thousands)	Agricultural		Commercial and Industrial		Commercial Real Estate
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021	2022	2021
Pass	$63,867	$61,864	$209,700	$201,202	$624,555	$519,537
Special Mention	289	339	400	300	2,048	778
Substandard	3	2,616	110	1,266	4,350	5,569
Doubtful	-	-	-	256	-	-
Loss	-	-	-	-	-	-
	$64,159	$64,819	$210,210	$203,024	$630,953	$525,884

Consumer Credit Exposure - Credit Risk Profile Based On Payment Activity

(Dollars in thousands)	Consumer		Construction Real Estate		Residential Real Estate
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2022	2021	2022	2021	2022	2021
Performing	$39,808	$35,174	$14,736	$19,066	$228,653	$168,031
Nonperforming	-	-	-	-	-	-
Nonaccrual	-	-	-	-	1,263	850
	$39,808	$35,174	$14,736	$19,066	$229,916	$168,881

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2022 and 2021, loans in the process of foreclosure totaled $1.1 million and $813,000, respectively.

Loans are classified as performing when they are current as to principal and interest payments or are past due on payments less than 90 days. Loans are classified as nonperforming when they are past due 90 days or more as to principal and interest payments or are considered a troubled debt restructuring.

The following schedule provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	-	$-	$-	5	$1,803	$1,803	5	$1,803	$1,803
Commercial and Industrial	1	15	15	4	270	270	4	270	270
Commercial Real Estate	-	-	-	2	619	619	2	619	619
Total	1	$15	$15	11	$2,692	$2,692	11	$2,692	$2,692

There were no TDRs as of December 31, 2022 where the borrower was past due with respect to principal and interest for 30 days or more during the year ended December 31, 2022. The following schedule provides information on TDRs as of December 31, 2021 where the borrower was past due with respect to principal and/or interest for 30 days or more during the year ended December 31, 2021 that had been modified during the year prior to the default:

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
(Dollars in thousands)	Number	Recorded	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment	of Loans	Investment
Commercial Real Estate	-	-	1	185	-	-
Total	-	$-	1	$185	-	$-

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2022
With no related allowance recorded
Agricultural	$-	$-	$-	$250	$-
Commercial and industrial	-	-	-	18	-
Consumer	-	-	-	-	-
Construction real estate	-	-	-	-	-
Commercial real estate	-	-	-	19	-
Residential real estate	550	595	-	231	1
Subtotal	550	595	-	518	1
With an allowance recorded
Agricultural	23	27	2	913	2
Commercial and industrial	177	177	14	209	13
Consumer	7	7	1	14	1
Construction real estate	-	-	-	-	-
Commercial real estate	165	165	5	158	13
Residential real estate	1,924	1,954	131	1,897	93
Subtotal	2,296	2,330	153	3,191	122
Total
Agricultural	23	27	2	1,163	2
Commercial and industrial	177	177	14	227	13
Consumer	7	7	1	14	1
Construction real estate	-	-	-	-	-
Commercial real estate	165	165	5	177	13
Residential real estate	2,474	2,549	131	2,128	94
Total	$2,846	$2,925	$153	$3,709	$123

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2021
With no related allowance recorded
Agricultural	$314	$428	$-	$598	$-
Commercial and industrial	-	-	-	596	-
Consumer	-	-	-	-	-
Construction real estate	-	-	-	16	-
Commercial real estate	94	94	-	1,117	5
Residential real estate	164	172	-	228	-
Subtotal	572	694	-	2,555	5
With an allowance recorded
Agricultural	2,302	2,302	251	1,873	139
Commercial and industrial	339	363	95	226	5
Consumer	14	15	2	4	-
Construction real estate	-	-	-	-	-
Commercial real estate	179	179	9	456	10
Residential real estate	2,027	2,084	146	2,177	64
Subtotal	4,861	4,943	503	4,736	218
Total
Agricultural	2,616	2,730	251	2,471	139
Commercial and industrial	339	363	95	822	5
Consumer	14	15	2	4	-
Construction real estate	-	-	-	16	-
Commercial real estate	273	273	9	1,573	15
Residential real estate	2,191	2,256	146	2,405	64
Total	$5,433	$5,637	$503	$7,291	$223

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2020
With no related allowance recorded
Agricultural	$348	$434	$-	$329	$-
Commercial and industrial	1,516	1,629	-	464	2
Consumer	-	-	-	1	-
Construction real estate	80	80	-	16	-
Commercial real estate	1,852	2,664	-	1,495	14
Residential real estate	162	162	-	99	3
Subtotal	3,958	4,969	-	2,404	19
With an allowance recorded
Agricultural	-	-	-	152	-
Commercial and industrial	147	147	19	111	12
Consumer	8	8	1	16	-
Construction real estate	-	-	-	-	-
Commercial real estate	1,180	1,180	157	897	35
Residential real estate	2,558	2,651	254	2,330	87
Subtotal	3,893	3,986	431	3,506	134
Total
Agricultural	348	434	-	481	-
Commercial and industrial	1,663	1,776	19	575	14
Consumer	8	8	1	17	-
Construction real estate	80	80	-	16	-
Commercial real estate	3,032	3,844	157	2,392	49
Residential real estate	2,720	2,813	254	2,429	90
Total	$7,851	$8,955	$431	$5,910	$153

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2022
Agricultural	$-	$-	$-	$-	$64,159	$64,159	$-
Commercial and industrial	-	171	-	171	210,039	210,210	-
Consumer	39	7	-	46	39,762	39,808	-
Commercial real estate	-	-	-	-	630,953	630,953	-
Construction real estate	-	-	-	-	14,736	14,736	-
Residential real estate	682	-	842	1,524	228,392	229,916	-
	$721	$178	$842	$1,741	$1,188,041	$1,189,782	$-

December 31, 2021
Agricultural	$-	$-	$-	$-	$64,819	$64,819	$-
Commercial and industrial	21	-	88	109	202,915	203,024	-
Consumer	70	15	-	85	35,089	35,174	-
Commercial real estate	422	13	279	714	525,170	525,884	-
Construction real estate	1,149	1,235	-	2,384	16,682	19,066	-
Residential real estate	1,489	306	454	2,249	166,632	168,881	-
	$3,151	$1,569	$821	$5,541	$1,011,307	$1,016,848	$-

(1) Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2022	2021
Agricultural	$-	$313
Commercial and industrial	-	285
Consumer	-	-
Commercial real estate	-	279
Construction real estate	-	-
Residential real estate	1,263	850
	$1,263	$1,727

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2022	2021	2020
Loans originated for resale, net of principal payments	$71,829	$197,387	$326,286
Proceeds from loan sales	77,681	205,398	325,306
Net gains on sales of loans held for sale	2,343	6,776	11,313
Loan servicing fees, net of amortization	175	(163)	(129)

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $488.6 million and $481.9 million at December 31, 2022 and 2021, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2022 and 2021.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2022	2021	2020
Balance, beginning of year	$4,667	$3,967	$2,131
Capitalized	1,007	1,961	3,554
Amortization	(1,352)	(1,635)	(1,344)
Market valuation allowance change	-	374	(374)
Balance, end of year	$4,322	$4,667	$3,967

The fair value of loan servicing rights was $5,855,000 and $5,521,000 as of December 31, 2022 and 2021, respectively. Valuation allowances of $0 were recorded at  December 31, 2022 and December 31, 2021, respectively. The fair value of the Bank’s servicing rights at  December 31, 2022 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5.2% to 6.7%.  The fair value of the Bank’s servicing rights at  December 31, 2021 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5% to 27%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2022	2021
Land and land improvements	$8,327	$8,888
Leasehold improvements	81	69
Buildings	26,823	26,091
Furniture and equipment	11,208	11,145
Total cost	46,439	46,193
Accumulated depreciation	(18,207)	(16,313)
Premises and equipment, net	$28,232	$29,880

Depreciation expense was $2.7 million, and $2.6 million in 2022 and 2021, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $211,000, and $153,000 for 2022 and 2021, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2023	$322
2024	232
2025	227
2026	166
2027	65
Total undiscounted cash flows	1,012
Less discount	119
Total operating lease liabilities	$893

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2022	2021
Balance, beginning of year	$59,946	$60,506
Goodwill adjustment from merger with Community Shores Bank Corporation	-	(560)
Balance, end of year	$59,946	$59,946

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

We conducted an annual assessment of goodwill as of June 30, 2022 and no impairment was identified. The Company used a qualitative assessment to determine goodwill was not impaired as of June 30, 2022.

Additionally, the Company engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of November 30, 2022 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2027 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through December 31, 2022, and as a result that it is more likely than not that there was no goodwill impairment as of December 31, 2022.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 is as follows:

	2022		2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$7,120	$4,311	$7,120	$3,158

The core deposit intangible from the County and Community Shores mergers is being amortized on a sum-of-the-years digits basis over ten years and eight years, respectively.  Amortization expense was $1,153,000 in 2022 and $1,307,000 in 2021.  The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2023	$955
2024	757
2025	560
2026	362
2027	164
Thereafter	11
Total	$2,809

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2022	2021	2020

Balance, beginning of year	$194	$266	$929
Transfers from loans	-	520	391
Additions from merger	-	-	346
Proceeds from sales	(235)	(611)	(1,384)
Write-downs	-	-	(80)
Gains on sales	41	19	64
Balance, end of year	$-	$194	$266

Included in the balances above were residential real estate mortgage loans of $0, $80,000, and $61,000 as of December 31, 2022, 2021, and 2020, respectively, and $0, $114,000, and $205,000 of commercial real estate loans as of December 31, 2022, 2021, and 2020 respectively.

Note 8 – Derivatives and Hedging Activities

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

Net cash settlements received for the twelve months ended December 31, 2022, on pay-floating/ received-fixed swaps were $161,000 as of December 31, 2022, which were included in interest income.

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

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4030%. ChoiceOne adopted ASC2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with an available-for-sale fixed rate bonds initially results in an adjustment to AOCI.  For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and will be included in interest income.

Subsequent to December 31, 2022, ChoiceOne terminated all pay-floating/receive-fixed (“pay floating swap agreements”) interest rate swaps with a notational amount of $200.0 million which resulted in a loss of $4.2 million.  The pay floating swap agreements were designated as cash flow hedges against specifically identified available-for-sale securities, cash and loans.  The loss was capitalized to available for sale securities and loans on the statement of financial condition and will be amortized into interest income over 13 months, or the remaining period of the agreements.  Refer to footnote 23 for further discussion.

Interest rate caps

ChoiceOne also uses interest rate caps to provide stability to net interest income and to manage its exposure to interest rate movements. Interest rate caps designated as hedges involve the payment of a fixed premium by ChoiceOne who will then receive payments equivalent to the spread between the current rate and the strike rate until the conclusion of the term from the counterparty.

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

In the fourth quarter of 2022, ChoiceOne sold all four of the SOFR Cap Agreements for a total of $15,550,000, which resulted in a loss of $770,803. Of the total loss, $321,903 was related to the SOFR Cap Agreements designated as a cash flow hedge and recognized immediately in interest expense. The remaining loss of $448,900 was related to the SOFR Cap Agreements designated as fair value hedges and was capitalized to available for sale securities on the statement of financial condition and will be amortized into interest income over the weighted average life of the available for sale securities hedged.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition.

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$9,204	Other Assets	$-
Interest rate contracts	Other Liabilities	$5,823	Other Liabilities	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented.

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2022		Year Ended December 31, 2021
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(55)	$(825)	$-	$-

Gain or (loss) on fair value hedging relationships:

Hedged items	$(1,930)	$-	$-	$-
Derivatives designated as hedging instruments	$2,171	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$(496)	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$(503)	$-	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented.

12/31/2022
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$225,851	$1,930

Note 9 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2022	2021

Noninterest-bearing demand deposits	$599,579	$560,931
Interest-bearing demand deposits	638,641	665,482
Money market deposits	214,026	218,211
Savings deposits	427,583	425,626
Local certificates of deposit	236,431	182,044
Brokered certificates of deposit	1,743	-
Total deposits	$2,118,003	$2,052,294

Scheduled maturities of certificates of deposit as of  December 31, 2022 were as follows:

(Dollars in thousands)

2023	$210,989
2024	16,334
2025	5,778
2026	2,619
2027	2,452
Total	$238,174

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $148.9 million and $87.3 million at December 31, 2022 and 2021, respectively. The Bank held $1.7 million and $0 in brokered certificates of deposit at December 31, 2022 and 2021, respectively. In addition, the Bank had $17.3 million and $13.7 million of certificates of deposit as of December 31, 2022, and December 31, 2021, respectively, that had been issued through the Certificate of Deposit Account Registry Service ("CDARS").

Note 10 – Borrowings

Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2022	2021

Maturity of January 2023 with fixed interest rate of 4.16%	$50,000	$-
Maturity of January 2022 with fixed interest rate of .21%	-	50,000
Total advances outstanding at year-end	$50,000	$50,000

Fees are charged on fixed rate advances that are paid prior to maturity. Fees of $0 and $16,000 were charged in 2022 and 2021, respectively.  Advances were secured by residential real estate loans with a carrying value of approximately $169.7 million and $127.5 million at December 31, 2022 and December 31, 2021, respectively. Based on this collateral, the Bank was eligible to borrow an additional $39.6 million at year-end 2022.  FHLB Advances matured in January 2023.

In June 2021, ChoiceOne obtained a $20,000,000 line of credit with an annual renewal.  The line carries a floating rate of prime rate with a floor of 3.25%.  The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.  ChoiceOne was in compliance with all covenants as of December 31, 2022.  The line of credit balance was $0 at December 31, 2022.

Note 11 – Subordinated Debentures

The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and the rate was 5.72% at  December 31, 2022 and 2.27% at  December 31, 2021. The stated maturity is December 30, 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

Note 12 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2022	2021	2020
Provision for Income Taxes
Current federal income tax expense	$4,033	$3,532	$3,070
Deferred federal income tax expense/(benefit)	(15)	924	202
Income tax expense	$4,018	$4,456	$3,272

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21%	$5,808	$5,565	$3,966
Tax exempt interest income	(1,323)	(1,190)	(574)
Tax exempt earnings on bank-owned life insurance	(276)	(170)	(162)
Tax credits	(289)	(284)	(240)
Nondeductible merger expenses	-	-	182
Disallowed interest expense	179	74	64
Other items	(81)	461	36
Income tax expense	$4,018	$4,456	$3,272

Effective income tax rate	15%	17%	17%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2022	2021
Deferred tax assets:
Purchase accounting adjustments from mergers with County
and Community Shores	$945	$1,374
Allowance for loan losses	1,600	1,614
Unrealized losses on securities available for sale	19,745	685
Net operating loss carryforward	505	544
Deferred loan fees and costs, net	-	319
Compensation	299	286
Other	716	68
Total deferred tax assets	23,810	4,890

Deferred tax liabilities:
Purchase accounting adjustments from mergers with County
and Community Shores	844	1,107
Loan servicing rights	908	980
Depreciation	605	540
Interest rate derivative contracts	660	-
Deferred loan fees and costs, net	15	-
Other	404	323
Total deferred tax liabilities	3,436	2,950
Net deferred tax asset (liability)	$20,374	$1,940

As of December 31, 2022, deferred tax assets included federal net operating loss carryforwards of approximately $2.4 million which was acquired through the merger with Community Shores.  The loss carryforwards expire at various dates from 2031 to 2035.  Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized.  Under Code Section 382, ChoiceOne is limited to applying approximately $185,000 of net operating losses per year.

Note 13 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2022	2021

Balance, beginning of year	$24,000	$20,724
New loans	9,684	13,188
Repayments	(9,259)	(9,912)
Effect of changes in related parties	(389)	-
Balance, end of year	$24,036	$24,000

Deposits from executive officers, directors and their affiliates were $30.0 million and $16.8 million at December 31, 2022 and 2021, respectively.

Note 14 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $650,000 and $627,000 in 2022 and 2021, respectively.

Note 15 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne. Compensation expense in connection with stock options granted was $4,000 in 2022 and $15,000 in 2021.  The Stock Incentive Plan of 2022 was approved by the Company’s shareholders at the Annual Meeting held on May 25, 2022. The Stock Incentive Plan of 2022 provides for the issuance of up to 200,000 shares of common stock. At  December 31, 2022, there were 200,000 shares available for future grants.

A summary of stock options activity during the year ended December 31, 2022 was as follows:

		Weighted	Weighted
		average	average
		exercise	Grant Date
	Shares	price	Fair Value

Options outstanding at January 1, 2022	20,631	$25.30	$3.46
Options granted	-	-	-
Options exercised	-	-	-
Options forfeited or expired	-	-	-
Options outstanding, end of year	20,631	$25.30	$3.46

Options exercisable at December 31, 2022	20,631	$25.30	$3.46

The exercise prices for options outstanding and exercisable at the end of 2022 ranged from $20.86 to $27.25 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2022 was approximately 5.57 years.

The intrinsic value of all outstanding stock options and exercisable stock options was $76,000 and $34,000 respectively, at  December 31, 2022 and December 31, 2021. The aggregate intrinsic values of outstanding and exercisable options at  December 31, 2022 were calculated based on the closing market price of the Company’s common stock on December 31, 2022 of $29.00 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2022 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	12,000	12,000	6.42
$25.65	3,000	3,000	5.50
$20.86	3,306	3,306	4.35
$21.13	2,325	2,325	3.00

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2022, there was no unrecognized compensation expense related to stock options.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units outstanding as of December 31, 2022 vest on the three year anniversary of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $503,000 and $320,000, in 2022 and 2021, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for restricted stock units outstanding during the year ended December 31, 2022 is presented below:

Outstanding Stock Awards	Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2022	35,684	$28.36
Granted	28,660	26.34
Vested	(10,442)	27.34
Forfeited	(35)	26.34
Outstanding at December 31, 2022	53,867	$27.48

At  December 31, 2022, there were 53,867 restricted stock units outstanding with an approximate stock value of $1.6 million based on ChoiceOne’s  December 31, 2022 stock price.  At  December 31, 2021, there were 35,684 restricted stock units outstanding with an approximate stock value of $945,000 based on ChoiceOne’s  December 31, 2021 stock price.  The grant date fair value of restricted stock units granted was $755,000 and $558,000 in 2022 and 2021, respectively.  The cost is expected to be recognized over a weighted average period of 1.68 years.  As of December 31, 2022, there was $753,000 of unrecognized compensation cost related to unvested shares granted.

ChoiceOne has granted performance stock units to a select group of employees under the Stock Incentive Plan of 2012. Restricted stock units outstanding as of December 31, 2022 vest on the three year anniversary of the grant date based on earnings per share growth rate from the date of the grant. Shares can vest at a rate of 125%, 100%, 75%, or 0% based on the growth rate achieved over the three year time frame.  Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $47,000 in 2022 in connection with performance stock units for current participants during the year.

A summary of the activity for performance stock units outstanding during the year ended December 31, 2022 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2022	-	$-
Granted	6,396	26.34
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2022	6,396	$26.34

At December 31, 2022, there were 6,396 performance stock units outstanding assuming 100% vesting with an approximate stock value of $185,000 based on ChoiceOne’s  December 31, 2022 stock price.  The grant date fair value of restricted stock units granted was $168,000 in 2022.  The cost is expected to be recognized over a weighted average period of 2.36 years.  As of December 31, 2022, there was $122,000 of unrecognized compensation cost related to unvested shares granted.

Note 16 - Earnings Per Share

(Dollars in thousands, except share data)
	2022	2021	2020
Basic
Net income	$23,640	$22,042	$15,613

Weighted average common shares outstanding	7,504,173	7,685,459	7,521,771

Basic earnings per common shares	$3.15	$2.87	$2.08

Diluted
Net income	$23,640	$22,042	$15,613

Weighted average common shares outstanding	7,504,173	7,685,459	7,521,771
Plus dilutive stock options and restricted stock units	23,198	17,255	9,846

Weighted average common shares outstanding and potentially dilutive shares	7,527,371	7,702,714	7,531,617

Diluted earnings per common share	$3.15	$2.86	$2.07

Stock options considered anti-dilutive to earnings per share were 15,000, 15,000, and 0 as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively. This calculation is based on the average stock price during the year.

Note 17 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2022	2021
Assets
Cash	$8,310	$17,622
Equity securities at fair value	3,199	2,555
Other assets	586	553
Investment in subsidiaries	192,540	236,462
Total assets	$204,635	$257,192

Liabilities
Subordinated debentures	$31,971	$31,827
Trust preferred securities	3,291	3,190
Other liabilities	499	506
Total liabilities	35,761	35,523

Shareholders' equity	168,874	221,669
Total liabilities and shareholders’ equity	$204,635	$257,192

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2022	2021	2020
Interest income
Interest and dividends from ChoiceOne Bank	$-	$6,125	$12,942
Interest and dividends from other securities	27	10	13
Total interest income	27	6,135	12,955

Interest expense
Borrowings	1,491	645	239

Net interest income	(1,464)	5,490	12,716

Noninterest income
Gains on sales of securities	-	-	26
Change in market value of equity securities	(385)	554	(155)
Other	2	4	-
Total noninterest income	(383)	558	(129)

Noninterest expense
Salaries and benefits	-	-	1,201
Professional fees	40	15	1,093
Other	174	203	217
Total noninterest expense	214	218	2,511

Income before income tax and equity in undistributed net income of subsidiary	(2,061)	5,830	10,076
Income tax (expense)/benefit	433	64	431
Income before equity in undistributed net income of subsidiary	(1,628)	5,894	10,507
Equity in undistributed net income of subsidiary	25,268	16,148	5,106
Net income	$23,640	$22,042	$15,613

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$23,640	$22,042	$15,613
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(25,268)	(16,148)	(5,106)
Amortization	245	101	51
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	928	787	488
Net gain on sale of securities	-	-	(26)
Change in market value of equity securities	385	(554)	155
Changes in other assets	(33)	(260)	582
Changes in other liabilities	(7)	(2,982)	551
Net cash from operating activities	(110)	2,986	12,308

Cash flows from investing activities:
Sales of securities	-	-	958
Purchases of securities	(1,029)	(117)	(200)
Investment in Subsidiary	-	(5,000)	-
Cash acquired from mergers with Community Shores Bank Corporation	-	-	142
Net cash from investing activities	(1,029)	(5,117)	900

Cash flows from financing activities:
Issuance of common stock	172	139	134
Repurchase of common stock	(767)	(7,786)	-
Proceeds from borrowings	-	36,827	10,000
Payments on borrowings	-	(14,166)	(833)
Cash used as part of equity issuance for merger	-	-	(5,387)
Cash dividends paid	(7,578)	(7,200)	(6,174)
Net cash from financing activities	(8,173)	7,814	(2,260)

Net change in cash	(9,312)	5,683	10,948
Beginning cash	17,622	11,939	991
Ending cash	$8,310	$17,622	$11,939

Note 18 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets
Cash and cash equivalents	$43,943	$43,943	$43,943	$-	$-
Equity securities at fair value	8,566	8,566	6,024	-	2,542
Securities available for sale	529,749	529,749	78,204	451,545	-
Securities held to maturity	425,906	353,901	-	338,583	15,318
Federal Home Loan Bank and Federal Reserve Bank stock	8,581	8,581	-	8,581	-
Loans held for sale	4,834	4,979	-	4,979	-
Loans, net	1,182,163	1,123,198	-	-	1,123,198
Accrued interest receivable	8,949	8,949	-	8,949	-
Interest rate lock commitments	28	28	-	28	-
Mortgage loan servicing rights	4,322	5,855	-	5,855	-
Interest rate derivative contracts	9,204	9,204	-	9,204	-

Liabilities
Noninterest-bearing deposits	599,579	599,579	-	599,579	-
Interest-bearing deposits	1,518,424	1,514,294	-	1,514,294	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,262	30,304	-	30,304	-
Accrued interest payable	610	610	-	610	-
Interest rate derivative contracts	5,823	5,823	-	5,823	-

December 31, 2021
Assets
Cash and cash equivalents	$31,887	$31,887	$31,887	$-	$-
Equity securities at fair value	8,492	8,492	6,724	-	1,768
Securities available for sale	1,098,885	1,098,885	91,979	985,856	21,050
Federal Home Loan Bank and Federal Reserve Bank stock	8,888	8,888	-	8,888	-
Loans held for sale	9,351	9,632	-	9,632	-
Loans to other financial institutions	42,632	42,632	-	42,632	-
Loans, net	1,009,160	999,393	-	-	999,393
Accrued interest receivable	8,211	8,211	-	8,211	-
Interest rate lock commitments	172	172	-	172	-

Liabilities
Noninterest-bearing deposits	560,931	560,931	-	560,931	-
Interest-bearing deposits	1,491,363	1,491,135	-	1,491,135	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,017	33,414	-	33,414	-
Accrued interest payable	441	441	-	441	-

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value for loans follows an “exit price” approach, which incorporates discounts for credit, liquidity, and marketability. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of loans also included the mark to market adjustments related to the Company’s mergers.

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

Note 19 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value as of December 31, 2021 or December 31, 2022 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2022
Equity securities	$6,024	$-	$2,542	$8,566

Investment Securities, Available for Sale - December 31, 2022
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	78,204	-	-	78,204
State and municipal	-	229,938	-	229,938
Mortgage-backed	-	208,563	-	208,563
Corporate	-	711	-	711
Asset-backed Securities	-	12,333	-	12,333
Total	$78,204	$451,545	$-	$529,749

Derivative Instruments - December 31, 2022
Interest rate derivative contracts - assets	$-	$9,204	$-	$9,204
Interest rate derivative contracts - liabilities	$-	$5,823	$-	$5,823

Equity Securities Held at Fair Value - December 31, 2021
Equity securities	$6,724	$-	$1,768	$8,492

Investment Securities, Available for Sale - December 31, 2021
U. S. Government and federal agency	$-	$2,008	$-	$2,008
U. S. Treasury notes and bonds	91,979	-	-	91,979
State and municipal	-	514,797	20,050	534,847
Mortgage-backed	-	433,115	-	433,115
Corporate	-	19,642	1,000	20,642
Asset-backed Securities	-	16,294	-	16,294
Total	$91,979	$985,856	$21,050	$1,098,885

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds' terms and conditions, among other things. Securities classified in Level 2 included U.S. Government and federal agency securities, state and municipal securities, mortgage-backed securities, corporate bonds, and asset backed securities. The Company classified certain state and municipal securities and corporate bonds, and equity securities as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2022	2021
Equity Securities Held at Fair Value
Balance, January 1	$1,768	$1,485
Total realized and unrealized gains included in noninterest income	161	166
Net purchases, sales, calls, and maturities	613	117
Balance, December 31	$2,542	$1,768

Investment Securities, Available for Sale
Balance, January 1	$21,050	$11,423
Total unrealized gains/(losses) included in other comprehensive income	-	1,720
Net purchases, sales, calls, and maturities	-	7,907
Transfer to held to maturity	(21,050)	-
Balance, December 31	$-	$21,050

Of the Level 3 assets that were held by the Company at  December 31, 2022, the net unrealized gain as of  December 31, 2022 was $161,000, compared to $591,000 as of  December 31, 2021.  The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $613,000 and $8,839,000 of Level 3 securities were purchased in 2022 and 2021, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Impaired Loans
December 31, 2022	$2,846	$-	$-	$2,846
December 31, 2021	$5,433	$-	$-	$5,433

Other Real Estate
December 31, 2022	$-	$-	$-	$-
December 31, 2021	$194	$-	$-	$194

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

Note 20 – Off-Balance Sheet Activities

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2022		2021
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate

Unused lines of credit and letters of credit	$54,523	$148,497	$63,001	$275,170
Commitments to fund loans (at market rates)	35,789	12,565	72,257	25,545

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 2.375% to 6.00% and maturities ranging from 1 year to 30 years.

Note 21 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2022 and 2021, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$222,006	13.8%	$128,545	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	177,916	11.1	72,307	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	182,416	11.4	96,409	6.0	N/A	N/A
Tier 1 capital (to average assets)	182,416	7.9	92,558	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$208,696	13.0%	$128,294	8.0%	$160,367	10.0%
Common equity Tier 1 capital (to risk weighted assets)	201,077	12.5	72,165	4.5	104,239	6.5
Tier 1 capital (to risk weighted assets)	201,077	12.5	96,220	6.0	128,294	8.0
Tier 1 capital (to average assets)	201,077	8.7	92,449	4.0	115,562	5.0

December 31, 2021
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$204,353	14.4%	$113,604	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	160,338	11.3	63,902	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	164,838	11.6	85,203	6.0	N/A	N/A
Tier 1 capital (to average assets)	164,838	7.4	89,415	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$182,275	12.9%	$113,444	8.0%	$141,806	10.0%
Common equity Tier 1 capital (to risk weighted assets)	174,587	12.3	63,813	4.5	92,174	6.5
Tier 1 capital (to risk weighted assets)	174,587	12.3	85,083	6.0	113,444	8.0
Tier 1 capital (to average assets)	174,587	7.8	89,289	4.0	111,611	5.0

Banking laws and regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2022, approximately $53.3 million was available for the Bank to pay dividends to ChoiceOne assuming regulatory approval of any amount in excess of the applicable capital conservation buffer.  ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

Note 22 – Business Combinations

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

Note 23 – Subsequent Event

Sale of Derivatives

On March 15, 2023, ChoiceOne terminated all pay-floating/receive-fixed (“pay floating swap agreements”) interest rate swaps with a notational amount of $200.0 million which resulted in a loss of $4.2 million.  The pay floating swap agreements were designated as cash flow hedges against specifically identified available-for-sale securities, cash and loans.  The loss was capitalized to available for sale securities and loans on the statement of financial condition and will be amortized into interest income over 13 months, or the remaining period of the agreements.

With the rapid increase in interest rates during 2022 and 2023 the pay floating swap agreements were in a loss position.  At termination, the expected negative carry for the remainder of the term was greater than the exit price of the agreements.

ChoiceOne has four remaining interest rate swaps with a total notional value of $400.1 million. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2022, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2022, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework."

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne's Board of Directors and Executive Officers and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2023, is incorporated herein by reference.

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

The information under the captions “Executive Compensation” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2023, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2023, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2022:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	74,498	$7.01	393,088
Equity compensation plans not approved by security holders	-	-	166,910
Total	74,498	$7.01	559,998

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Equity Incentive Plan of 2022, and the 2022 Employee Stock Purchase Plan.  As of December 31, 2022, no shares remained available for future issuance under the Stock Incentive Plan of 2012, 200,000 shares remained available for future issuance under the Equity Incentive Plan of 2022, and 193,088 shares remained available for future issuance under the 2022 Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. The Stock Incentive Plan of 2012 has expired and no further issuance of shares are permitted under the plan other than upon the exercise or vesting of outstanding awards.

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are the only equity compensation plans not approved by security holders. The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation. Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The Directors' Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company's common stock thereunder and the Directors' Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company. As of December 31, 2022, 85,166 shares remained available for issuance under the Directors' Equity Compensation Plan and 81,744 shares remained available for issuance under the Directors' Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2023, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2023, is incorporated herein by reference.

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Grand Rapids, Michigan

PCAOB ID: 166

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2022 and 2021.

		Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021, and 2020.

		Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020.

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

10.4	2022 Employee Stock Purchase Plan. (1) Previously filed as an exhibit to ChoiceOne’s Form S-8 filed May 27, 2022. Here incorporated by reference.

10.5	Equity Incentive Plan of 2022. (1) Previously filed as an exhibit to ChoiceOne’s Form S-8 filed May 27, 2022. Here incorporated by reference.

10.6

Directors' Stock Purchase Plan, as amended. (1) Previously filed as an exhibit to ChoiceOne Financial Services, Inc.'s Form 10-K Annual Report for the year ended December 31, 2019.  Here incorporated by reference.

10.7

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

10.9

Former Valley Ridge Directors’ Deferred Compensation Plan and Agreement. (1) Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2013. Here incorporated by reference.

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	This agreement is a management contract or compensation plan or arrangement to be filed as an exhibit to this Form 10-K.

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

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 23, 2023
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and	March 23, 2023
Kelly J. Potes	Director (Principal Executive Officer)

/s/ Adom J. Greenland	Chief Financial Officer and Treasurer (Principal Financial and	March 23, 2023
Adom J. Greenland	Accounting Officer)

*/s/ Jack G. Hendon	Chairman of the Board and Director	March 23, 2023
Jack G. Hendon

*/s/ Greg L. Armock	Director	March 23, 2023
Greg L. Armock

*/s/ Keith Brophy	Director	March 23, 2023
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 23, 2023
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 23, 2023
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 23, 2023
Eric E. Burrough

*/s/ David Churchill	Director	March 23, 2023
David Churchill

*/s/ Curt E. Coulter	Director	March 23, 2023
Curt E. Coulter

*/s/ Bruce John Essex, Jr.	Director	March 23, 2023
Bruce John Essex, Jr.

*/s/ Gregory A. McConnell	Director	March 23, 2023
Gregory A. McConnell

*/s/ Bradley F. McGinnis	Director	March 23, 2023
Bradley F. McGinnis

*/s/ Nels W. Nyblad	Director	March 23, 2023
Nels W. Nyblad

*/s/ Roxanne M. Page	Director	March 23, 2023
Roxanne M. Page

*/s/ Michelle M. Wendling	Director	March 23, 2023
Michelle M. Wendling

*By /s/ Adom J. Greenland
Attorney-in-Fact