Form 10-Q
period 2023-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2023-05-09
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the Registrant had 7,521,749 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share data)	2023	2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$54,839	$43,593
Time deposits in other financial institutions	350	350
Cash and cash equivalents	55,189	43,943

Equity securities, at fair value (Note 2)	8,699	8,566
Securities available for sale, at fair value (Note 2)	535,348	529,749
Securities held to maturity, at amortized cost (Note 2)	422,876	425,906
Federal Home Loan Bank stock	5,195	3,517
Federal Reserve Bank stock	5,064	5,064
Loans held for sale	3,603	4,834
Loans (Note 3)	1,210,583	1,189,782
Allowance for credit losses (Note 3)	(15,065)	(7,619)
Loans, net	1,195,518	1,182,163

Premises and equipment, net	28,633	28,232
Other real estate owned, net	130	-
Cash value of life insurance policies	44,241	43,978
Goodwill	59,946	59,946
Core deposit intangible	2,557	2,809
Other assets	42,887	47,208
Total assets	$2,409,886	$2,385,915

Liabilities
Deposits – noninterest-bearing	$554,699	$599,579
Deposits – interest-bearing	1,513,429	1,518,424
Brokered deposits	37,773	-
Total deposits	2,105,901	2,118,003

Borrowings	85,000	50,000
Subordinated debentures	35,323	35,262
Other liabilities	14,950	13,776
Total liabilities	2,241,174	2,217,041

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,521,749 at March 31, 2023 and 7,516,098 at December 31, 2022	172,564	172,277
Retained earnings	64,026	68,394
Accumulated other comprehensive loss, net	(67,878)	(71,797)
Total shareholders’ equity	168,712	168,874
Total liabilities and shareholders’ equity	$2,409,886	$2,385,915

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(Dollars in thousands, except per share data)	March 31,
	2023	2022
Interest income
Loans, including fees	$14,873	$12,298
Securities:
Taxable	4,913	3,507
Tax exempt	1,435	1,655
Other	177	14
Total interest income	21,398	17,474

Interest expense
Deposits	3,276	783
Advances from Federal Home Loan Bank	605	1
Other	505	369
Total interest expense	4,386	1,153

Net interest income	17,012	16,321
Provision for credit losses on loans	309	—
Provision for credit losses on unfunded commitments	(284)	—
Net Provision for credit losses expense	25	—
Net interest income after provision	16,987	16,321

Noninterest income
Customer service charges	2,267	2,189
Insurance and investment commissions	196	205
Gains on sales of loans	403	804
Net gains on sales and write downs of other assets	3	171
Earnings on life insurance policies	263	280
Trust income	184	178
Change in market value of equity securities	63	(356)
Other	292	374
Total noninterest income	3,671	3,845

Noninterest expense
Salaries and benefits	8,083	7,606
Occupancy and equipment	1,643	1,625
Data processing	1,682	1,744
Professional fees	621	510
Supplies and postage	191	191
Advertising and promotional	149	132
Intangible amortization	252	282
FDIC insurance	300	225
Other	1,074	1,375
Total noninterest expense	13,995	13,690

Income before income tax	6,663	6,476
Income tax expense	1,030	948

Net income	$5,633	$5,528

Basic earnings per share (Note 4)	$0.75	$0.74
Diluted earnings per share (Note 4)	$0.75	$0.74
Dividends declared per share	$0.26	$0.25

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2023	2022
Net income	$5,633	$5,528

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	13,694	(42,767)
Income tax benefit (expense)	(2,876)	8,981
Less: reclassification adjustment for net (gain) loss for fair value hedge	(6,021)	-
Income tax benefit (expense)	1,264	-
Unrealized gain (loss) on available-for-sale securities, net of tax	6,061	(33,786)

Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	29	-
Income tax benefit (expense)	(6)	-
Unrealized loss on held to maturity securities, net of tax	23	-

Change in net unrealized gain (loss) on cash flow hedge	(2,896)	-
Income tax benefit (expense)	608	-
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-
Income tax benefit (expense)	-	-
Less: amortization of net unrealized (gains) losses included in net income	156	-
Income tax benefit (expense)	(33)	-
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(2,165)	-

Other comprehensive income (loss), net of tax	3,919	(33,786)

Comprehensive income (loss)	$9,552	$(28,258)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			5,528		5,528
Other comprehensive income				(33,786)	(33,786)
Shares issued	5,332	133			133
Effect of employee stock purchases		7			7
Stock-based compensation expense		121			121
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($0.25 per share)			(1,872)		(1,872)

Balance, March 31, 2022	7,489,812	$171,492	$55,988	$(36,362)	$191,118

Balance, December 31, 2022	7,516,098	$172,277	$68,394	$(71,797)	$168,874
Adoption of ASU 2016-13 (CECL) on January 1, 2023			(8,046)		(8,046)
Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			5,633		5,633
Other comprehensive income (loss)				3,919	3,919
Shares issued	5,651	147			147
Effect of employee stock purchases		7			7
Stock-based compensation expense		133			133
Cash dividends declared ($0.26 per share)			(1,955)		(1,955)

Balance, March 31, 2023	7,521,749	$172,564	$64,026	$(67,878)	$168,712

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$5,633	$5,528
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	25	-
Depreciation	609	672
Amortization	2,500	2,673
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	235	226
Net change in market value of equity securities	(63)	356
Gains on sales of loans	(403)	(804)
Loans originated for sale	(10,283)	(29,531)
Proceeds from loan sales	11,753	25,896
Earnings on bank-owned life insurance	(263)	(280)
Proceeds from BOLI policy	-	130
Earnings on death benefit from bank-owned life insurance	-	(14)
(Gains)/losses on sales of other real estate owned	-	(41)
Proceeds from sales of other real estate owned	-	235
Deferred federal income tax (benefit)/expense	252	248
Net change in:
Other assets	995	173
Other liabilities	(1,821)	(2,665)
Net cash provided by operating activities	9,169	2,802

Cash flows from investing activities:
Maturities, prepayments and calls of securities available for sale	7,052	13,157
Maturities, prepayments and calls of securities held to maturity	2,990	1,078
Purchases of securities available for sale	(393)	(28,197)
Purchases of securities held to maturity	(421)	(3,160)
Purchase of Federal Home Loan Bank stock	(1,678)	-
Proceeds from redemption of Federal Home Loan Bank stock	-	331
Loan originations and payments, net	(20,701)	31,816
Additions to premises and equipment	(1,025)	(526)
Proceeds from (payments for) derivative contracts, net	(551)	-
Payments for derivative contracts settlements	(4,191)	-
Net cash provided by (used in) investing activities	(18,918)	14,499

Cash flows from financing activities:
Net change in deposits	(12,102)	93,307
Net change in short term borrowings	35,000	(50,000)
Issuance of common stock	52	35
Repurchase of common stock	-	(682)
Cash dividends	(1,955)	(1,872)
Net cash provided by financing activities	20,995	40,788

Net change in cash and cash equivalents	11,246	58,089
Beginning cash and cash equivalents	43,943	31,887

Ending cash and cash equivalents	$55,189	$89,976

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,557	$1,413
Cash paid for income taxes	-	-
Loans transferred to other real estate owned	130	172

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties, and actual results may differ from these estimates. Estimates associated with the allowance for credit losses and the unrealized gains and losses on securities available for sale and held to maturity are particularly susceptible to change.

Investment Securities

Investment securities for which ChoiceOne has the intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Investment securities not classified as held to maturity are classified as available for sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. ChoiceOne determines the appropriate classification of investment securities at the time of purchase and reassesses the classification at each reporting date. Additions to securities held to maturity consist mostly of local issue municipals.

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

Stock Transactions

A total of 3,220 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $94,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2023. A total of 2,431 shares for a cash price of $53,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2023. ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in the first quarter of 2023.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncements

Allowance for Credit Losses ("ACL")

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the current “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. The standard also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ACL. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. A reasonable and supportable economic forecast is a key component of the CECL methodology.

ChoiceOne adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the incurred loss accounting standards. The transition adjustment of the CECL adoption included an increase in the ACL of $7.2 million, which included a $5.5 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $1.5 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet. The transition adjustment of the CECL adoption included an additional ACL on unfunded commitments of $3.3 million, which included a $2.6 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $688,000 tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

The ACL is a valuation allowance for probable incurred credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne worked with a third party advisory firm to identify an appropriate peer group for each loan group which shared similar characteristics. Management estimates the ACL required based on a selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

The ACL consists of general and specific components. The general component covers loans collectively evaluated for credit losses and is based on peer historical loss experience adjusted for current and forecasted factors. Management's adjustment for current and forecasted factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, the experience and ability of lending staff, and a reasonable and supportable economic forecast described further below.

The discounted cash flow methodology is utilized for all loan pools. This methodology is supported by our CECL software provider and allows management to automatically calculate contractual life by factoring in all cash flows and adjusting them for behavioral and credit-related aspects.

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of March 31, 2023, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

We are also required to consider expected credit losses associated with loan commitments over the contractual period in which we are exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by us. Any allowance for off-balance sheet credit exposures is reported as an other liability on our Consolidated Balance Sheet and is increased or decreased via the provision for credit losses account on our Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to be funded. .

Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At March 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. ChoiceOne has determined that any loans which have been placed on non-performing status, loans with a risk rating of 6 or higher, and loans past due more than 60 days will be assessed for individually evaluation. Management's judgment will be used to determine if the loan should be migrated back to pool on an individual basis. Individual analysis will establish a specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate.

Securities Held to Maturity - Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At March 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to securities HTM.

Troubled Loan Modifications

FASB also issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminated the previous accounting guidance for troubled debt restructurings and added additional disclosure requirements for gross chargeoffs by year of origination. It also prescribes guidance for reporting modifications of loans to borrowers experiencing financial difficulty.

Investment in Equity Method and Joint Ventures

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Venture (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this ASU permit reporting entities to account for the tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. ChoiceOne is currently evaluating the impact of this standard on the consolidated financial statements.

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.4 million after tax as of March 31, 2023.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

March 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,052	$310	$(663)	$8,699

December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,982	$305	$(721)	$8,566

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the fair value of securities held to maturity and the related gross unrealized gains and losses:

	March 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,695	$-	$(10,720)	$79,975
State and municipal	281,139	-	(44,641)	236,498
Mortgage-backed	231,577	8	(25,448)	206,137
Corporate	758	-	(42)	716
Asset-backed securities	12,546	-	(524)	12,022
Total	$616,715	$8	$(81,375)	$535,348

Held to Maturity:
U.S. Government and federal agency	$2,968	$-	$(365)	$2,603
State and municipal	199,267	1	(32,688)	166,580
Mortgage-backed	199,795	-	(29,139)	170,656
Corporate	19,990	46	(2,292)	17,744
Asset-backed securities	856	-	(66)	790
Total	$422,876	$47	$(64,550)	$358,373

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,810	$-	$(12,606)	$78,204
State and municipal	277,489	-	(47,551)	229,938
Mortgage-backed	236,703	-	(28,140)	208,563
Corporate	757	-	(46)	711
Asset-backed securities	13,031	-	(698)	12,333
Total	$618,790	$-	$(89,041)	$529,749

Held to Maturity:
U.S. Government and federal agency	$2,966	$-	$(421)	$2,545
State and municipal	201,890	1	(39,355)	162,536
Mortgage-backed	200,473	-	(29,868)	170,605
Corporate	19,603	-	(2,285)	17,318
Asset-backed securities	974	-	(77)	897
Total	$425,906	$1	$(72,006)	$353,901

Available for sale securities with unrealized losses as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$79,975	$10,720	$79,975	$10,720
State and municipal	2,481	25	233,517	44,616	235,998	44,641
Mortgage-backed	26,955	1,626	178,182	23,822	205,137	25,448
Corporate	501	7	215	35	716	42
Asset-backed securities	-	-	12,022	524	12,022	524
Total temporarily impaired	$29,937	$1,658	$503,911	$79,717	$533,848	$81,375

	December 31, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$78,204	$12,606	$78,204	$12,606
State and municipal	89,158	12,612	140,390	34,939	229,548	47,551
Mortgage-backed	63,249	3,093	144,318	25,047	207,567	28,140
Corporate	711	46	-	-	711	46
Asset-backed securities	-	-	12,333	698	12,333	698
Total temporarily impaired	$153,118	$15,751	$375,245	$73,290	$528,363	$89,041

Held to maturity securities with unrealized losses as of March 31, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,603	$365	$2,603	$365
State and municipal	1,411	10	164,769	32,678	166,180	32,688
Mortgage-backed	414	24	170,242	29,115	170,656	29,139
Corporate	2,263	171	13,803	2,121	16,066	2,292
Asset-backed securities	-	-	790	66	790	66
Total temporarily impaired	$4,088	$205	$352,207	$64,345	$356,295	$64,550

	December 31, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,545	$421	$2,545	$421
State and municipal	13,457	1,899	149,016	37,456	162,473	39,355
Mortgage-backed	25,582	822	145,024	29,046	170,606	29,868
Corporate	5,296	603	10,771	1,682	16,067	2,285
Asset-backed securities	-	-	897	77	897	77
Total temporarily impaired	$44,335	$3,324	$308,253	$68,682	$352,588	$72,006

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three months ended March 31, 2023, and no other-than-temporary impairment charges were recorded in the same periods in 2022.

At March 31, 2023 and December 31, 2022, there were 604 and 611 securities with an unrealized loss, respectively. Unrealized losses on corporate and municipal bonds have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at March 31, 2023, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On March 31, 2023, 86% of state and municipal bonds held are rated AA or better, 11% are A rated and 3% are not rated. Of the mortgage-backed securities held on March 31, 2023, 38% were issued by US government sponsored entities and agencies, and rated AA, 46% are AAA rated private issue and collateralized mortgage obligation, and 16% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Presented below is a schedule of maturities of securities as of March 31, 2023. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	19,451	60,524	-	79,975
State and municipal	4,261	7,282	99,415	125,540	236,498
Corporate	501	-	215	—	716
Asset-backed securities	—	8,767	3,255	—	12,022
Total debt securities	4,762	35,500	163,409	125,540	329,211

Mortgage-backed securities	7,412	76,343	106,925	15,457	206,137
Total Available for Sale	$12,174	$111,843	$270,334	$140,997	$535,348

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$—	$—	$2,968	$—	$2,968
State and municipal	2,415	4,998	89,542	102,312	199,267
Corporate	—	-	18,990	1,000	19,990
Asset-backed securities	—	856	—	—	856
Total debt securities	2,415	5,854	111,500	103,312	223,081

Mortgage-backed securities	21,951	32,133	145,711	—	199,795
Total Held to Maturity	$24,366	$37,987	$257,211	$103,312	$422,876

Following is information regarding unrealized gains and losses on equity securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022

Net gains and (losses) recognized during the period	$63	$(356)
Less: Net gains and (losses) recognized during the period on securities sold	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$63	$(356)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$55,995	4.63%	64,159	5.39%	(12.72)%
Commercial and Industrial	217,063	17.93%	210,210	17.67%	3.26%
Commercial Real Estate	648,202	53.54%	630,953	53.03%	2.73%
Consumer	38,891	3.21%	39,808	3.35%	(2.30)%
Construction Real Estate	13,939	1.15%	14,736	1.24%	(5.41)%
Residential Real Estate	236,493	19.54%	229,916	19.32%	2.86%
Gross Loans	$1,210,583		$1,189,782

Allowance for credit losses	15,065	1.24%	7,619	0.64%

Net loans	$1,195,518		$1,182,163

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Credit Losses Three Months Ended March 31, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	(13)	7,165
Charge-offs	—	—	(140)	—	—	—	—	(140)
Recoveries	—	27	69	13	—	3	—	112
Provision	(23)	45	133	(4)	(10)	168	—	309
Ending balance	$135	$3,020	$913	$7,837	$73	$3,087	$—	$15,065

Individually evaluated for credit loss	$1	$7	$1	$1	$—	$42	$—	$52

Collectively evaluated for credit loss	$134	$3,013	$912	$7,836	$73	$3,045	$—	$15,013

Loans
March 31, 2023
Individually evaluated for credit loss	$18	$180	$27	$32	$—	$1,894		$2,151
Collectively evaluated for credit loss	55,977	216,883	38,864	648,170	13,939	234,599		1,208,432
Ending balance	$55,995	$217,063	$38,891	$648,202	$13,939	$236,493		$1,210,583

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs	—	(31)	(112)	-	—	—	—	(143)
Recoveries	—	2	52	1	—	1	—	56
Provision	(61)	327	74	(16)	(73)	(83)	(168)	—
Ending balance	$387	$1,752	$304	$3,690	$37	$589	$842	$7,601

Individually evaluated for impairment	$253	$116	$3	$9	$—	$167	$—	$548

Collectively evaluated for impairment	$134	$1,636	$301	$3,681	$37	$422	$842	$7,053

Loans
March 31, 2022
Individually evaluated for impairment	$2,542	$356	$32	$157	$—	$1,853		$4,940
Collectively evaluated for impairment	59,076	194,024	36,108	527,743	15,669	174,206		1,006,826
Acquired with deteriorated credit quality	—	4,534	11	9,352	—	1,743		15,640
Ending balance	$61,618	$198,914	$36,151	$537,252	$15,669	$177,802		$1,027,406

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2022
Individually evaluated for impairment	$2	$14	$1	$5	$—	$131	$—	$153

Collectively evaluated for impairment	$142	$1,347	$309	$4,817	$63	$775	$13	$7,466

Loans
December 31, 2022
Individually evaluated for impairment	$23	$177	$7	$165	$—	$2,474		$2,846
Collectively evaluated for impairment	64,136	206,074	39,793	622,131	14,736	225,792		1,172,662
Acquired with deteriorated credit quality	—	3,959	8	8,657	—	1,650		14,274
Ending balance	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916		$1,189,782

The provision for credit losses on loans was $309,000 in the first quarter of 2023, compared to $0 in the same period in the prior year. Provision expense was deemed necessary to reserve for core loan growth of $20.8 million in the first quarter of 2023. There was very little change to forecasted economic conditions and no changes to qualitative factors from the CECL implementation date of January 1, 2023 to March 31, 2023.

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

Risk rating 6 or special mention: Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current sound worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that ChoiceOne Bank will sustain some future loss if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual asset classified as substandard. Loans falling into this category should have clear action plans and timelines with benchmarks to determine which direction the relationship will move.

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

The following table reflects the amortized cost basis of loans as of March 31, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$19	$19,463	$3,285	$1,905	$7,853	$18,052	$50,577	$5,149	$55,726
Special mention	-	-	-	-	184	85	269	-	269
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19	$19,463	$3,285	$1,905	$8,037	$18,137	$50,846	$5,149	$55,995
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$9,644	$49,508	$31,241	$14,120	$16,186	$16,174	$136,873	$79,836	$216,709
Special mention	-	-	38	161	110	38	347	-	347
Substandard	-	-	-	-	-	7	7	-	7
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,644	$49,508	$31,279	$14,281	$16,296	$16,219	$137,227	$79,836	$217,063
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$20,489	$136,340	$129,054	$85,247	$49,365	$158,159	$578,654	$64,573	$643,227
Special mention	-	-	-	-	-	761	761	-	761
Substandard	-	-	-	-	-	4,214	4,214	-	4,214
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,489	$136,340	$129,054	$85,247	$49,365	$163,134	$583,629	$64,573	$648,202

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$2,786	$17,480	$9,478	$4,431	$2,094	$2,034	$38,303	$588	$38,891
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,786	$17,480	$9,478	$4,431	$2,094	$2,034	$38,303	$588	$38,891
Current year-to-date gross write-offs	$-	$12	$7	$1	$-	$-	$20	$-	$20

Construction real estate
Performing	$-	$1,599	$1,001	$-	$-	$-	$2,600	$11,339	$13,939
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$-	$1,599	$1,001	$-	$-	$-	$2,600	$11,339	$13,939
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$9,793	$70,595	$30,957	$18,271	$14,386	$46,875	$190,877	$44,020	$234,897
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	420	214	-	-	885	1,519	77	1,596
Total	$9,793	$71,015	$31,171	$18,271	$14,386	$47,760	$192,396	$44,097	$236,493

Corporate Credit Exposure - Credit risk profile by credit worthiness category

(Dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Pass	$63,867	$209,700	$624,555
Special Mention	289	400	2,048
Substandard	3	110	4,350
Doubtful	—	-	—
Loss	-	-	-
	$64,159	$210,210	$630,953

Consumer Credit Exposure - Credit risk profile based on payment activity

(Dollars in thousands)	Consumer	Construction Real Estate	Residential Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Performing	$39,808	$14,736	$228,653
Nonperforming	—	—	—
Nonaccrual	—	—	1,263
	$39,808	$14,736	$229,916

The following table provides information on loans that were considered troubled loan modification ("TLMs") that were modified during the three months ended March 31, 2023

	Three Months Ended March 31, 2023

	Term extension
		% of total
		class of
(Dollars in thousands)	Amortized	financing
	Cost basis	receivable
Residential real estate	$129	0%
Total	129

Three Months Ended March 31, 2023
Term extension
Residential real estate	Provided twelve month payment plan to catch up past due amount through our standard program.

Three Months Ended March 31, 2023
(Dollars in thousands)	Term extension

Residential real estate	$129
Total	$129

	Three Months Ended March 31, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$129	—	—	—
Total	$129	$-	$-	$-

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three months ended March 31, 2022.

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

Nonaccrual loans by loan category as of March 31, 2023 were as follows:

(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Residential real estate	$1,432	$1,596	$—
Total nonaccrual loans	$1,432	$1,596	$—

Nonaccrual loans by loan category as of December 31, 2022 were as follows:

(Dollars in thousands)	Total nonaccrual loans
Residential real estate	$1,263
$1,263

The following schedule provides information regarding average balances of loans evaluated for impairment and interest recognized on impaired loans for the three months ended three months ended December 31, 2022 and March 31, 2022:

			Interest
(Dollars in thousands)	Recorded	Related	Income
	Investment	Allowance	Recognized
December 31, 2022
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Residential real estate	550	—	1
Subtotal	550	—	1
With an allowance recorded
Agricultural	23	2	2
Commercial and industrial	177	14	13
Consumer	7	1	1
Construction real estate	—	—	—
Commercial real estate	165	5	13
Residential real estate	1,924	131	93
Subtotal	2,296	153	122
Total
Agricultural	23	2	2
Commercial and industrial	177	14	13
Consumer	7	1	1
Construction real estate	—	—	—
Commercial real estate	165	5	13
Residential real estate	2,474	131	94
Total	$2,846	$153	$123

			Interest
(Dollars in thousands)	Recorded	Related	Income
	Investment	Allowance	Recognized
March 31, 2022
With no related allowance recorded
Agricultural	$314	$—	$—
Commercial and industrial	92	—	1
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Residential real estate	-	—	—
Subtotal	406	—	1
With an allowance recorded
Agricultural	2,228	253	42
Commercial and industrial	264	116	2
Consumer	32	3	—
Construction real estate	—	—	—
Commercial real estate	157	8	3
Residential real estate	1,853	167	17
Subtotal	4,534	547	64
Total
Agricultural	2,542	253	42
Commercial and industrial	356	116	3
Consumer	32	3	—
Construction real estate	—	—	—
Commercial real estate	157	8	3
Residential real estate	1,853	167	17
Total	$4,940	$547	$65

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2023
Agricultural	$—	$—	$—	$—	$55,995	$55,995	$—
Commercial and industrial	174	—	—	174	216,889	217,063	—
Consumer	3	27	—	30	38,861	38,891	—
Commercial real estate	—	—	—	—	648,202	648,202	—
Construction real estate	267	—	—	267	13,672	13,939	—
Residential real estate	2,416	290	153	2,859	233,634	236,493
	$2,860	$317	$153	$3,330	$1,207,253	$1,210,583	$—

December 31, 2022
Agricultural	$—	$—	$—	$—	$64,159	$64,159	$—
Commercial and industrial	—	171	—	171	210,039	210,210	—
Consumer	39	7	—	46	39,762	39,808	—
Commercial real estate	—	—	—	—	630,953	630,953	—
Construction real estate	—	—	—	—	14,736	14,736	—
Residential real estate	682	—	842	1,524	228,392	229,916	—
	$721	$178	$842	$1,741	$1,188,041	$1,189,782	$—

(1) Includes nonaccrual loans.

The table below presents a roll forward of the accretable yield on the County Bank Corp. acquired loan portfolio for the years ended December 31, 2022 and the three months ended March 31, 2023 (dollars in thousands):

(Dollars in thousands)	Purchased with credit deterioration	Purchased without credit deterioration	Acquired
			Total
Balance January 1, 2022	288	1,176	1,464
Transfer from non-accretable to accretable yield	2,192	—	2,192
Accretion January 1, 2022 through December 31, 2022	(553)	(98)	(651)
Balance January 1, 2023	1,927	1,078	3,005
Transfer from non-accretable to accretable yield			-
Accretion January 1, 2023 through March 31, 2023	(133)	(135)	(268)
Balance, March 31, 2023	$1,794	$943	$2,737

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the years ended December 31, 2022 and the three months ended March 31, 2023 (dollars in thousands):

	Purchased with credit deterioration	Purchased without credit deterioration	Acquired
			Total
Balance January 1, 2022	522	197	719
Transfer from non-accretable to accretable yield	1,086	—	1,086
Accretion January 1, 2022 through December 31, 2022	(993)	(197)	(1,190)
Balance January 1, 2023	615	-	615
Transfer from non-accretable to accretable yield	622		622
Accretion January 1, 2023 through March 31, 2023	(203)		(203)
Balance, March 31, 2023	$1,034	$-	$1,034

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2023	2022
Basic
Net income	$5,633	$5,528

Weighted average common shares outstanding	7,519,282	7,495,464

Basic earnings per common shares	$0.75	$0.74

Diluted
Net income	$5,633	$5,528

Weighted average common shares outstanding	7,519,282	7,495,464
Plus dilutive stock options and restricted stock units	33,047	21,461

Weighted average common shares outstanding and potentially dilutive shares	7,552,329	7,516,925

Diluted earnings per common share	$0.75	$0.74

There were no performance awards, restricted stock, or stock options that were considered anti-dilutive to earnings per share for the three months ended March 31, 2023. There were no performance awards or restricted stock units that were considered anti-dilutive and there were 12,000 stock options that were considered anti-dilutive for the three months ended March 31, 2022.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Assets
Cash and cash equivalents	$55,189	$55,189	$55,189	$-	$-
Equity securities at fair value	8,699	8,699	6,062	-	2,637
Securities available for sale	535,348	535,348	79,975	455,373	-
Securities held to maturity	422,876	358,373	-	342,946	15,427
Federal Home Loan Bank and Federal
Reserve Bank stock	10,259	10,259	-	10,259	-
Loans held for sale	3,603	3,711	-	3,711	-
Loans to other financial institutions	-	-	-	-	-
Loans, net	1,195,518	1,151,264	-	-	1,151,264
Accrued interest receivable	9,652	9,652	-	9,652	-
Interest rate lock commitments	87	87	-	87	-
Mortgage loan servicing rights	4,165	5,623	-	5,623	-
Interest rate derivative contracts	2,244	2,244	-	2,244	-

Liabilities
Noninterest-bearing deposits	554,699	554,699	554,699	-	-
Interest-bearing deposits	1,513,429	1,510,549	-	1,510,549	-
Brokered deposits	37,773	37,698	-	37,698	-
Borrowings	85,000	85,000	-	85,000	-
Subordinated debentures	35,323	30,883	-	30,883	-
Accrued interest payable	438	438	-	438	-
Interest rate derivative contracts	3,790	3,790	-	3,790	-

December 31, 2022
Assets
Cash and cash equivalents	$43,943	$43,943	$43,943	$-	$-
Equity securities at fair value	8,566	8,566	6,024	-	2,542
Securities available for sale	529,749	529,749	78,204	451,545	-
Securities held to maturity	425,906	353,901	-	338,583	15,318
Federal Home Loan Bank and Federal
Reserve Bank stock	8,581	8,581	-	8,581	-
Loans held for sale	4,834	4,979	-	4,979	-
Loans to other financial institutions	-	-	-	-	-
Loans, net	1,182,163	1,123,198	-	-	1,123,198
Accrued interest receivable	8,949	8,949	-	8,949	-
Interest rate lock commitments	28	28	-	28	-
Mortgage loan servicing rights	4,322	5,855	-	5,855	-
Interest rate derivative contracts	9,204	9,204	-	9,204	-

Liabilities
Noninterest-bearing deposits	599,579	599,579	599,579	-	-
Interest-bearing deposits	1,518,424	1,514,294	-	1,514,294	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,262	30,304	-	30,304	-
Accrued interest payable	610	610	-	610	-
Interest rate derivative contracts	5,823	5,823	-	5,823	-

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - March 31, 2023
Equity securities	$6,062	$-	$2,637	$8,699

Investment Securities, Available for Sale - March 31, 2023
U.S. Treasury notes and bonds	$79,975	$-	$-	$79,975
State and municipal	-	236,498	-	236,498
Mortgage-backed	-	206,137	-	206,137
Corporate	-	716	-	716
Asset-backed securities	-	12,022	-	12,022
Total	$79,975	$455,373	$-	$535,348

Derivative Instruments - March 31, 2023
Interest rate derivative contracts - assets	$-	$2,244	$-	$2,244
Interest rate derivative contracts - liabilities	$-	$3,790	$-	$3,790

Equity Securities Held at Fair Value - December 31, 2022
Equity securities	$6,024	$-	$2,542	$8,566

Investment Securities, Available for Sale - December 31, 2022
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	78,204	-	-	78,204
State and municipal	-	229,938	-	229,938
Mortgage-backed	-	208,563	-	208,563
Corporate	-	711	-	711
Asset-backed securities	-	12,333	-	12,333
Total	$78,204	$451,545	$-	$529,749

Derivative Instruments - December 31, 2022
Interest rate derivative contracts - assets	$-	$9,204	$-	$9,204
Interest rate derivative contracts - liabilities	$-	$5,823	$-	$5,823

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Three Months Ended
(Dollars in thousands)	March 31,
	2023	2022
Equity Securities Held at Fair Value
Balance, January 1	$2,542	$1,768
Total realized and unrealized gains included in noninterest income	25	(1)
Net purchases, sales, calls, and maturities	70	-
Net transfers into Level 3	-	-
Balance, March 31,	$2,637	$1,767

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	$25	$(1)

Investment Securities, Available for Sale
Balance, January 1	$-	$21,050
Total unrealized gains included in other comprehensive income	-	-
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Transfer to held to maturity	-	(21,050)
Balance, March 31,	$-	$-

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	$-	$-

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets as of March 31, 2023 and December 31, 2022 primarily consist of common and preferred equity securities of community banks. ChoiceOne estimates the fair value of these bonds and equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
March 31, 2023	$2,151	$-	$-	$2,151
December 31, 2022	$2,846	$-	$-	$2,846

Other Real Estate
March 31, 2023	$130	$-	$-	$130
December 31, 2022	$-	$-	$-	$-

Collateral dependent loans categorized as Level 3 assets consist of non-homogeneous loans that are considered non-accrual or higher risk. ChoiceOne estimates the fair value of the loans based on the present value of expected future cash flows using management’s estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of collateral dependent loans that were posted to the allowance for credit losses and write-downs of other real estate that were posted to a valuation account.

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Service charges and fees on deposit accounts	$1,027	$1,031
Interchange income	1,240	1,158
Investment commission income	196	205
Trust fee income	184	178
Other charges and fees for customer services	137	148
Noninterest income from contracts with customers within the scope of ASC 606	2,784	2,720
Noninterest income within the scope of other GAAP topics	887	1,125
Total noninterest income	$3,671	$3,845

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

ChoiceOne currently uses interest rate swaps to manage its exposure to certain fixed and variable rate assets and variable rate liabilities.

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges. These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans. The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Pay Floating Swap Agreements pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%. In March 2023, ChoiceOne terminated all Pay Floating Swap Agreements for a cash payment of $4.2 million. The loss will be amortized into interest income over 13 months, which was the remaining period of the swap agreements.

Net cash settlements paid on pay-floating/received-fixed swaps were $837,000 as of March 31, 2023, which were included in interest income.

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

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bond equal to 3.4030%. ChoiceOne adopted ASC2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with available-for-sale fixed rate bonds initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and will be included in interest income.

Net cash settlements received on these four pay-fixed/receive-floating swaps were $565,000 as of March 31, 2023, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$2,244	Other Assets	$9,204
Interest rate contracts	Other Liabilities	$3,790	Other Liabilities	$5,823

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended March 31, 2023		Three months ended March 31, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(366)	$-	$-	$-

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$6,022	$-	$-	$-
Derivatives designated as hedging instruments	$(5,960)	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(156)	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

March 31, 2023
Cumulative amount of Fair
Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$225,127	$(4,091)

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue,” “future,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision for credit losses and ACL, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other post-retirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

Net income for the first quarter of 2023 was $5,633,000, which represented an increase of $105,000 or 1.9% compared to the first quarter of 2022. Basic and diluted earnings per common share were $0.75 for the first quarter of 2023 compared to $0.74 for the first quarter of the prior year. The increase in the first quarter of 2023 is largely related to the increase in interest income due to strong organic loan growth over the past year which was offset by the increase in deposit and borrowing costs due to rate increases.

Core loans, which exclude held for sale loans and Paycheck Protection Program loans ("PPP"), grew organically by $20.8 million or 7.0% on an annualized basis during the first quarter of 2023 and $191.7 million or 18.8% since March 31, 2022. Loan interest income increased $2.6 million in the first quarter of 2023 compared to the same period in 2022, despite the first quarter of 2022 being aided by $869,000 in PPP fees and an additional $347,000 in accretion income. Deposits, excluding brokered deposits, decreased by $77.5 million or 3.6% as of March 31, 2023, compared to March 31, 2022 ,while the total cost of funds increased to 0.79% in the first quarter of 2023 compared to 0.21% in the first quarter of 2022. Deposit interest expense increased $2.5 million in the first quarter of 2023 compared to the same period in 2022.

The return on average assets and return on average shareholders’ equity were 0.94% and 13.42%, respectively, for the first quarter of 2023, compared to 0.93% and 10.72%, respectively, for the same period in 2022. The increase in the return on average shareholders' equity is related to the decline in equity caused by the increase in unrealized losses on available-for-sale securities.

Dividends

Cash dividends of $2.0 million or $0.26 per share were declared in the first quarter of 2023, compared to $1.9 million or $0.25 per share in the first quarter of 2022. The cash dividend payout percentage was 34.7% for the first quarter of 2023, compared to 33.9% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the first quarter of 2023. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)(6)	$1,202,268	$14,889	5.02%	$1,037,646	$12,304	4.74%
Taxable securities (2)(6)	761,318	4,913	2.62	795,888	3,507	1.76
Nontaxable securities (1)	298,429	1,817	2.47	334,793	2,097	2.50
Other	19,452	177	3.68	36,460	14	0.15
Interest-earning assets	2,281,467	21,796	3.87	2,204,787	17,922	3.25
Noninterest-earning assets	109,877			171,077
Total assets	$2,391,344			$2,375,864

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$875,435	$1,572	0.73%	$928,437	$435	0.19%
Savings deposits	407,022	273	0.27	440,873	146	0.13
Certificates of deposit	247,856	1,279	2.09	179,375	202	0.45
Brokered deposit	12,762	152	4.84	-	-	0.00
Borrowings	63,122	708	4.55	10,239	6	0.22
Subordinated debentures	35,290	402	4.62	35,342	364	4.12
Interest-bearing liabilities	1,641,487	4,386	1.08	1,594,266	1,153	0.29
Demand deposits	566,628			553,267
Other noninterest-bearing liabilities	15,277			22,051
Total liabilities	2,223,392			2,169,584
Shareholders' equity	167,952			206,280
Total liabilities and shareholders' equity	$2,391,344			$2,375,864

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$17,410			$16,769

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.09%			3.04%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$17,410			$16,769
Adjustment for taxable equivalent interest		(398)			(447)
Net interest income (GAAP)		$17,012			$16,322
Net interest margin (GAAP)			3.02%			2.96%

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
(4)
Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.4 million and $1.4 million in the first quarter of 2023 and 2022, respectively. PPP loan average balances were $0 and $20.8 million in the first quarter of 2023 and 2022, respectively.
(5)
Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $471,000 and $818,000 in the first quarter of 2023 and 2022, respectively. PPP fees were approximately $0 and $869,000 in the first quarter of 2023 and 2022, respectively.
(6)
Interest on loans and securities included derivative income and expense. Security income was $373,000 and $0 in the first quarter of 2023 and 2022, respectively. Loan expense was $745,000 and $0 in the first quarter of 2023 and 2022, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2023 Over 2022
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$2,585	$1,879	$706
Taxable securities	1,406	(1,002)	$2,408
Nontaxable securities (2)	(280)	(252)	$(28)
Other	163	(47)	$210
Net change in interest income	3,874	578	3,296

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	1,137	(175)	1,312
Savings deposits	127	(74)	201
Certificates of deposit	1,077	102	975
Brokered deposit	152	152	0
Borrowings	702	146	556
Subordinated debentures	38	(4)	42
Net change in interest expense	3,233	147	3,086
Net change in tax-equivalent net interest income	$641	$431	$210

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

Net Interest Income

Tax-equivalent net interest income increased $641,000 in the first quarter of 2023, compared to the same period in 2022. The Federal Reserve increased the federal funds rate by 4.50% from March 31, 2022 to March 31, 2023 in response to published inflation rates. This both increased rates on newly originated loans and increased the rates paid on deposits. Tax equivalent net interest margin increased 5 basis points in the first quarter of 2023 compared to the same period in 2022. GAAP based net interest margin increased 6 basis points in the first quarter of 2023 compared to the same period in 2022.

The following table presents the cost of deposits and the cost of funds for the three months ended March 31, 2023 and the three months ended March 31, 2022.

	Three months ended March 31,
	2023	2022
Cost of deposits	0.62%	0.15%
Cost of funds	0.79%	0.21%

ChoiceOne has experienced substantial core loan growth from March 31, 2022 to March 31, 2023, leading to an increase in interest income from loans of $2.6 million in the three months ended March 31, 2023, compared to the same period in the prior year. Average core loans, which exclude PPP loans, loans held for sale, and loans to other financial institutions, grew $164.6 million from March 31, 2022 to March 31, 2023. In addition, the average rate earned on loans increased 28 basis points during that time period. The increase in interest income from loans and the average rate increase on loans is muted by a decline in PPP fee income of $869,000, an increase in derivative expense of $745,000, and a reduction in accretion income of $347,000 in the first quarter of 2023 compared to same time period in 2022.

The average balance of total securities decreased $70.9 million from Q1 2022 through the end of Q1 2023. The decrease is due to the liquidation of $47.2 million in securities during 2022, with the remainder attributed to paydowns and a decline in the fair value of available for sale securities. The average rate earned on securities increased 83 basis points in the first quarter of 2023 compared to the same period in 2022 which was aided by $373,000 of income related to derivative instruments which were put in place during the second quarter of 2022.

Interest expense increased $3.2 million in the first quarter of 2023, compared to the same period in 2022. The average rate paid on deposits, excluding brokered deposits, increased 41 basis points in the first quarter of 2023 compared to the same period in 2022, offset by the decline in the average balance of deposits, excluding brokered deposits, of $86.9 million from Q1 2022 to Q1 2023. The increase in the average balance of certificates of deposit of $68.5 million, combined with a 164 basis point increase in the rate paid on certificates of deposits in Q1 of 2023 compared to Q1 2022, led to an increase in interest expense of $1.1 million.

Due to the decline in the average balance of deposits, ChoiceOne borrowed additional funds from the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"), and obtained $37.8 million in brokered deposits during the first quarter of 2023. The net effect of these additional borrowed funds and brokered CDs was an increase in interest expense of $855,000 in the first quarter of 2023 compared to the first quarter of 2022.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was relatively flat compared in the first quarter of 2023 compared to the same period in the prior year.

Provision and Allowance for Credit Losses

On January 1, 2023, ChoiceOne adopted ASU 2016-13 CECL which caused an increase in the ACL of $7.2 million. The large increase is partially due to the current economic environment and the nature of the CECL calculation. Approximately 20% of this increase is related to the migration of purchased loans into the portfolio assessed by the CECL calculation. ChoiceOne also booked a liability for expected credit losses on unfunded loans and other commitments of $3.3 million related to the adoption of CECL guidance. These unfunded loans are open credit lines with current customers and loans approved by ChoiceOne but not funded. The increase in the allowance and the cost of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance.

The ACL consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. Management's adjustment for current and forecasted factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, the experience and ability of lending staff, and a reasonable and supportable economic forecast described further below.

Loans individually evaluated for credit losses increased by $300,000 during the three months ended March 31, 2023; however, the ACL related to these individually evaluated loans decreased by $100,000 during the three months ended March 31, 2023 largely due to the loan balances being fully collateralized compared to December 31, 2022.

The determination of our loss factors is based, in part, upon benchmark peer loss history adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. ChoiceOne's lookback period of benchmark peer net charge-off history was from January 1, 2004 through December 31, 2019 for this analysis.

Nonperforming loans, which excludes performing TLM and TDR loans, were $1.7 million as of March 31, 2023, compared to $1.3 million as of December 31, 2022. The ACL was 1.24% of total loans at March 31, 2023, compared to 1.24% as of January 1, 2023 (the CECL adoption date) and 0.64% at December 31, 2022. The liability for expected credit losses on unfunded loans and other commitments was $3.0 million on March 31, 2023, compared to $3.3 million as of January 1, 2023 and did not exist on December 31, 2022.

Net charge-offs were $27,000 in the first quarter of 2023, compared to net charge-offs of $87,000 during the same period in 2022. Checking account charge-off and recovery activity is included in the consumer charge-off activity above. Net charge-offs for checking accounts for the first quarter of 2023 were $56,000 compared to $53,000 for the same period in the prior year. Net charge-offs on an annualized basis as a percentage of average loans were 0.01% in the first quarter of 2023 compared to annualized net charge-offs of 0.03% of average loans in the same period in the prior year. Management is aware that the economic climate in Michigan will continue to affect businesses and individual borrowers. Management has worked and intends to continue to work with delinquent borrowers in an attempt to lessen the negative impact to ChoiceOne.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2023 and 2022 were as follows:

(Dollars in thousands)	2023		2022
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	—	27	31	2
Consumer	140	69	112	52
Commercial real estate	—	13	—	1
Construction real estate	—	—	—	—
Residential real estate	—	3	—	1
	$140	$112	$143	$56

The provision for credit losses on loans was $309,000 in the first quarter of 2023, compared to $0 in the same period in the prior year. Provision expense was deemed necessary to reserve for core loan growth of $20.8 million in the first quarter of 2023. There was very little change to forecasted economic conditions from the CECL implementation date of January 1, 2023 to March 31, 2023.

The loan provision was offset by the decline in unfunded commitments provision of $284,000 as ChoiceOne saw declines in the pipeline for new loans approved but not funded as well as an increase in the funding on open lines of credit. The total unfunded commitments declined $15.9 million in the first quarter of 2023 compared to January 1, 2023.

The net provision expense for the first quarter of 2023 was $25,000.

Noninterest Income

Total noninterest income declined $174,000 in the first three months of 2023 compared to the same period in the prior year. With the rapid rise in interest rates, refinancing activity has slowed, and demand has shifted towards adjustable-rate mortgage products. This led to a decline in mortgage sales of $401,000 in the first quarter of 2023 compared to the same time period in the prior year. This decline was offset by the change in market value of equity securities, which saw an increase in the first quarter of 2023 compared to a large decline during the same period of the prior year. Equity investments include local community bank stocks and Community Reinvestment Act bond mutual funds. Customer service charges also increased by $78,000 in the first quarter of 2023 compared to the same period of 2022, as consumer and business activity improved.

Noninterest Expense

Total noninterest expense increased $305,000, or 2.2%, in the first quarter of 2023 compared to the same period in the prior year. The increase in total noninterest expense was related to an increase in FDIC insurance costs and inflationary pressures on employee wages and benefits. This increase was offset by decreases in other categories including data processing and fraud losses. ChoiceOne continues to monitor expenses and looks to improve our efficiency through automation and use of digital tools. ChoiceOne launched an enhanced treasury services online platform for business clients during the first quarter of 2023. This new platform targets mid-sized businesses and municipalities who require enhanced reporting, security, and payment capabilities. Management believes that continuing to invest in our technology and people is the right way to maintain sustainable growth.

Income Tax Expense

Income tax expense was $1.0 million in the first quarter of 2023 compared to $948,000 for the same period in 2022. The effective tax rate was 15.5% for the first quarter of 2023 compared to 14.6% for the first quarter of 2022. In the first quarter of 2022, non taxable municipal interest decreased and disallowed interest expense increased compared to the first quarter of 2022.

FINANCIAL CONDITION

Securities

Total available for sale securities on March 31, 2023, was $535.3 million compared to $529.7 on December 31, 2022, with the increase caused by an increase in the fair value of the underlying securities. The unrealized loss on securities available for sale declined by $7.6 million in the first quarter of 2023. ChoiceOne's held to maturity securities declined slightly during the first quarter of 2023, as $3.8 million of securities were called or matured and principal repayments on securities totaled $6.2 million. The securities portfolio is projected to produce over $217 million of cashflows over the next two years as lower yielding assets roll off.

At March 31, 2023, ChoiceOne had $145.9 million in unrealized losses on its investment securities, including $81.4 million in unrealized losses on available for sale securities and $64.5 in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds four interest rate swaps with a total notional value of $401.0 million. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale. Refer to footnote 8 for more discussion on ChoiceOne’s derivative position.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $7.7 million as of March 31, 2023. As of March 31, 2022, equity securities included an MMP of $1.0 million and common stock of $7.6 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Loans

Core loans, which exclude held for sale loans and PPP, grew organically by $20.8 million or 7.0% on an annualized basis during the first quarter of 2023 and $191.7 million or 18.8% since March 31, 2022. Loan interest income increased $2.6 million in the first quarter of 2023 compared to the same period in 2022. The increase in interest income from loans is muted by a decline in PPP fee income of $869,000, an increase in derivative expense of $745,000, and a reduction in accretion income of $347,000 in the first quarter of 2023 compared to same time period in 2022.

Loan growth was largely concentrated in commercial real estate loans which grew $111.0 million or 21% in the trailing twelve months from March 31, 2023. Much of this growth in commercial real estate loans is directly the result of the new loan production offices in both the city of Wyoming and Macomb County as well as the newly hired experienced lenders in these locations. Approximately 12% of this commercial real estate loan growth is a single land development loan which consists of high end single family homes currently under construction which are 85% pre-sold. Another 21% of this growth is owner-occupied and mainly consists of current customers who are expanding businesses that are performing well in the current environment. Residential real estate loans also grew $58.7 million or 33% in the trailing twelve months from March 31, 2023 as the 5/1 ARM product became popular as a mortgage option and it is less salable than more traditional mortgage options. These large increases were offset by declines in agricultural loans of $5.6 million and construction real estate loans of $1.7 million during the period beginning on April 1, 2022 through March 31, 2023.

ChoiceOne recorded accretion income related to acquired loans in the amount of $471,000 during the first quarter of 2023. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $3.8 million as of March 31, 2023.

Asset Quality

Information regarding individually evaluated loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of individually evaluated loans was $2.2 million on March 31, 2023, compared to $2.8 million of impaired loans as of December 31, 2022. The change in the first quarter of 2023 was primarily due to the decline in non-accrual residential mortgage loans.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis and loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments.

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2023	2022
Loans accounted for on a nonaccrual basis	$1,596	$1,263
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—
Loans past due defined as "troubled loan modifications" or "troubled debt restructurings " which are not included above	—	—
Total	$1,596	$1,263

The small increase in the balance of nonaccrual loans in the first quarter of 2023 was primarily due to the increase in residential mortgage loans. It is also noted that 100% of loans considered TLMs and TDRs were performing according to their restructured terms as of March 31, 2023. Management believes the ACL allocated to its nonperforming loans is sufficient at March 31, 2023.

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

ChoiceOne conducted an annual assessment of goodwill as of June 30, 2022 and no impairment was identified. ChoiceOne used a qualitative assessment to determine goodwill was not impaired as of June 30, 2022.

Additionally, ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of November 30, 2022 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2027 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through March 31, 2023, and as a result that it is more likely than not that there was no goodwill impairment.

Deposits and Borrowings

ChoiceOne saw deposits, excluding brokered deposits, decline $49.9 million in the first quarter of 2023 and $77.5 million or 3.6% compared to March 31, 2022. This decrease was attributed to a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates via money market securities with transfers to the ChoiceOne Wealth department or outside firms. In the last twelve months, over $33.6 million or 43.4% of the trailing twelve-month deposit runoff has been transferred from bank deposits to the ChoiceOne Wealth department, which is off balance sheet. The cost of deposits has increased to 0.62% during the three months ended March 31, 2023 compared to 0.47% and 0.15% for the three months ended December 31, 2022 and March 31, 2022, respectively, due to rising short term interest rates and is expected to continue to increase as deposits reprice. ChoiceOne is actively managing these costs and expects rates paid on deposits to continue to lag the federal fund rate.

Uninsured deposits total $751.4 million or 36% of deposits at March 31, 2023 compared to $823.2 million, or 39% of total deposits and $889.2 million, or 43% of total deposits at December 31, 2022 and 2021, respectively. At March 31, 2023, total available borrowing capacity from all sources was $405.7 million. Management notes that if additional collateral is pledged to the FHLB, the Federal Reserve Discount Window, or the new Bank Term Funding Program, borrowing capacity from all sources would increase to over $800 million, which exceeds uninsured deposits.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $3.2 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment. ChoiceOne increased its Federal Home Loan Bank advances by $35.0 million in the first quarter of 2023 to $85.0 million in total at March 31, 2023 compared to $50.0 million at December 31, 2022. During the first quarter of 2023 ChoiceOne also obtained $37.8 million in short term brokered deposits, which were locked in at below market rates prior to the latest increase by the Federal Reserve. Brokered deposits allow us to preserve borrowing capacity at more accessible funding options. ChoiceOne will continue to use brokered deposits, Federal Home Loan Bank advances, advances from the Federal Reserve Bank Discount Window, and potentially the Bank Term Funding Program to meet short-term funding needs in the remainder of 2023.

Shareholders' Equity

Shareholders’ equity totaled $168.7 million as of March 31, 2023, flat compared to December 31, 2022 and down from $191.1 million compared to March 31, 2022. The decline from March 31, 2022 is primarily due to an increase in the after-tax net unrealized loss on securities available for sale resulting from higher market interest rates. ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed assets and variable rate liabilities. On March 31, 2022 ChoiceOne has pay-fixed interest rate swaps with a total notional value of $401.0 million. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale.

On January 1, 2023, ChoiceOne adopted ASU 2016-13 CECL which caused an increase in the ACL of $7.2 million and booked a liability for expected credit losses on unfunded loans and other commitments of $3.3 million related to the adoption of CECL guidance. The increase in the allowance and the cost of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance. This reduction in retained earnings was offset by first quarter 2023 earnings and recovery of accumulated other comprehensive loss.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$219,626	13.5%	$129,905	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	174,088	10.7	73,072	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	178,588	11.0	97,429	6.0	N/A	N/A
Tier 1 capital (to average assets)	178,588	7.7	93,290	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$211,447	13.0%	$129,640	8.0%	$162,049	10.0%
Common equity Tier 1 capital (to risk weighted assets)	202,416	12.5	72,922	4.5	105,332	6.5
Tier 1 capital (to risk weighted assets)	202,416	12.5	97,230	6.0	129,640	8.0
Tier 1 capital (to average assets)	202,416	8.7	93,161	4.0	116,451	5.0

December 31, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$222,006	13.8%	$128,545	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	177,916	11.1	72,307	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	182,416	11.4	96,409	6.0	N/A	N/A
Tier 1 capital (to average assets)	182,416	7.9	92,558	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$208,696	13.0%	$128,294	8.0%	$160,367	10.0%
Common equity Tier 1 capital (to risk weighted assets)	201,077	12.5	72,165	4.5	104,239	6.5
Tier 1 capital (to risk weighted assets)	201,077	12.5	96,220	6.0	128,294	8.0
Tier 1 capital (to average assets)	201,077	8.7	92,449	4.0	115,562	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of March 31, 2023 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $9.2 million for the three months ended March 31, 2023 compared to $2.8 million in the same period a year ago. The change was due to higher net proceeds from loan sales in 2023 compared to 2022. Net cash used in investing activities was $18.9 million for the three months ended March 31, 2023 compared to $14.5 million of cash provided by investing activities in the same period in 2022. ChoiceOne purchased $2.5 million of securities and had maturities or sales of securities of $10.0 million in the first quarter of 2023 compared to $31.4 million and $14.2 million in the same periods in 2022, respectively. An increase in net loan originations led to cash used of $20.7 million in the first quarter of 2023 compared to cash provided of $31.8 million in the same period during the prior year. Net cash provided by financing activities was $21.0 million for the first quarter of 2023, compared to $40.1 million in the same period in the prior year. ChoiceOne experienced a decline of $12.1 million in deposits in the first quarter of 2023 compared to $93.3 million of growth in 2022. ChoiceOne increased borrowing by $35.0 million in the first quarter of 2023 compared to a decrease of $50.0 million in the same period during the prior year.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Management believes that the current level of liquidity and sources of additional liquidity are sufficient to meet the Bank's future liquidity needs. This belief is based upon the availability of deposits from both the local and national markets, our core deposit base, maturities of and cash flows from securities, normal loan repayments, income retention, federal funds purchased and advances available from the FHLB. Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from securities, normal loan repayments, advances from the FHLB, brokered certificates of deposit, and income retention. ChoiceOne had $85.0 million in outstanding borrowings at the FHLB as of March 31, 2023, and $316.1 million of additional borrowing capacity was available based on residential real estate loans pledged and if securities were pledged as collateral. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At March 31, 2023, total available borrowing capacity from all sources was $405.7 million. ChoiceOne estimates that if additional collateral is pledged to the FHLB, the Federal Reserve Discount Window, or the new Bank Term Funding Program, we would increase available borrowing capacity from all sources to over $800 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in the first quarter of 2023, moving safekeeping of securities to FHLB in order to increase borrowing capacity, if pledged and using alternative funding sources such as brokered deposits.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2023. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the first quarter of 2023.

There were no issuer purchases of equity securities during the first quarter of 2023.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2022. Here incorporated by reference.

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

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 9, 2023	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2023	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)