Form 10-Q
period 2023-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2023-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the Registrant had 7,537,998 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$76,460	$43,593
Time deposits in other financial institutions	350	350
Cash and cash equivalents	76,810	43,943

Equity securities, at fair value (Note 2)	8,299	8,566
Securities available for sale, at fair value (Note 2)	521,202	529,749
Securities held to maturity, at amortized cost net of credit losses (Note 2)	420,549	425,906
Federal Home Loan Bank stock	8,366	3,517
Federal Reserve Bank stock	5,065	5,064
Loans held for sale	8,924	4,834
Loans to other financial institutions (Note 3)	38,838	—
Core loans (Note 3)	1,225,390	1,189,782
Total loans (Note 3)	1,264,228	1,189,782
Allowance for credit losses (Note 3)	(14,582)	(7,619)
Loans, net	1,249,646	1,182,163

Premises and equipment, net	29,085	28,232
Other real estate owned, net	266	—
Cash value of life insurance policies	44,510	43,978
Goodwill	59,946	59,946
Core deposit intangible	2,304	2,809
Other assets	48,754	47,208
Total assets	$2,483,726	$2,385,915

Liabilities
Deposits – noninterest-bearing	$544,925	$599,579
Deposits – interest-bearing	1,490,093	1,518,424
Brokered deposits	51,370	-
Total deposits	2,086,388	2,118,003

Borrowings	160,000	50,000
Subordinated debentures	35,385	35,262
Other liabilities	22,713	13,776
Total liabilities	2,304,486	2,217,041

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,534,658 at June 30, 2023 and 7,516,098 at December 31, 2022	172,880	172,277
Retained earnings	67,281	68,394
Accumulated other comprehensive loss, net	(60,921)	(71,797)
Total shareholders’ equity	179,240	168,874
Total liabilities and shareholders’ equity	$2,483,726	$2,385,915

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$15,978	$12,523	$30,851	$24,821
Securities:
Taxable	5,378	3,522	10,291	7,029
Tax exempt	1,389	1,559	2,824	3,214
Other	571	62	748	76
Total interest income	23,316	17,666	44,714	35,140

Interest expense
Deposits	5,056	996	8,332	1,779
Advances from Federal Home Loan Bank	621	2	1,226	3
Other	1,548	379	2,053	748
Total interest expense	7,225	1,377	11,611	2,530

Net interest income	16,091	16,289	33,103	32,610
Provision for (reversal of) credit losses on loans	(415)	—	(106)	—
Provision for (reversal of) credit losses on unfunded commitments	165	—	(119)	—
Net Provision for (reversal of) credit losses expense	(250)	—	(225)	—
Net interest income after provision	16,341	16,289	33,328	32,610

Noninterest income
Customer service charges	2,271	2,353	4,538	4,542
Insurance and investment commissions	172	233	368	438
Gains on sales of loans	540	887	943	1,691
Net gains (losses) on sales of securities	—	(427)	—	(427)
Net gains on sales and write downs of other assets	133	1	136	172
Earnings on life insurance policies	269	254	532	534
Trust income	196	176	380	354
Change in market value of equity securities	(385)	(327)	(322)	(683)
Other	289	280	581	655
Total noninterest income	3,485	3,430	7,156	7,276

Noninterest expense
Salaries and benefits	7,837	7,537	15,920	15,143
Occupancy and equipment	1,507	1,518	3,150	3,143
Data processing	1,681	1,578	3,363	3,322
Professional fees	619	559	1,240	1,069
Supplies and postage	197	166	388	357
Advertising and promotional	155	147	304	279
Intangible amortization	253	322	505	604
FDIC insurance	220	225	520	450
Other	1,104	1,105	2,178	2,480
Total noninterest expense	13,573	13,157	27,568	26,847

Income before income tax	6,253	6,562	12,916	13,039
Income tax expense	1,040	947	2,070	1,896

Net income	$5,213	$5,615	$10,846	$11,143

Basic earnings per share (Note 4)	$0.69	$0.75	$1.44	$1.49
Diluted earnings per share (Note 4)	$0.69	$0.75	$1.44	$1.49
Dividends declared per share	$0.26	$0.25	$0.52	$0.50

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2023	2022	2023	2022
Net income	$5,213	$5,615	$10,846	$11,143

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(5,018)	(31,574)	8,676	(74,512)
Income tax benefit (expense)	1,054	6,631	(1,822)	15,648
Less: reclassification adjustment for net (gain) loss included in net income	-	427	-	427
Income tax benefit (expense)	-	(90)	-	(90)
Less: reclassification adjustment for net (gain) loss for fair value hedge	6,752	-	731	-
Income tax benefit (expense)	(1,417)	-	(153)	-
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	-	3,404
Income tax benefit (expense)	-	-	-	(715)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,371	(24,606)	7,432	(55,838)

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	-	(3,404)
Income tax benefit (expense)	-	-	-	715
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	165	74	194	244
Income tax benefit (expense)	(35)	(16)	(41)	(51)
Unrealized loss on held to maturity securities, net of tax	130	58	153	(2,496)

Change in net unrealized gain (loss) on cash flow hedge	6,019	(5,576)	3,123	(5,576)
Income tax benefit (expense)	(1,264)	1,171	(656)	1,171
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: amortization of net unrealized (gains) losses included in net income	887	307	1,043	307
Income tax benefit (expense)	(186)	(64)	(219)	(64)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	5,456	(4,162)	3,291	(4,162)

Other comprehensive income (loss), net of tax	6,957	(28,710)	10,876	(62,496)

Comprehensive income (loss)	$12,170	$(23,095)	$21,722	$(51,353)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, April 1, 2022	7,489,812	$171,492	$55,988	$(36,362)	$191,118

Net income			5,615		5,615
Other comprehensive income				(28,710)	(28,710)
Shares issued	13,260	139			139
Effect of employee stock purchases		6			6
Stock-based compensation expense		167			167
Cash dividends declared ($0.25 per share)			(1,875)		(1,875)

Balance, June 30, 2022	7,503,072	$171,804	$59,728	$(65,072)	$166,460

Balance, April 1, 2023	7,521,749	$172,564	$64,026	$(67,878)	$168,712

Net income			5,213		5,213
Other comprehensive income (loss)				6,957	6,957
Shares issued	12,909	150			150
Effect of employee stock purchases		7			7
Stock-based compensation expense		159			159
Cash dividends declared ($0.26 per share)			(1,958)		(1,958)

Balance, June 30, 2023	7,534,658	$172,880	$67,281	$(60,921)	$179,240

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			11,143		11,143
Other comprehensive loss				(62,496)	(62,496)
Shares issued	18,592	272			272
Effect of employee stock purchases		13			13
Stock options exercised and issued		288			288
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($0.50 per share)			(3,747)		(3,747)

Balance, June 30, 2022	7,503,072	$171,804	$59,728	$(65,072)	$166,460

Balance, January 1, 2023	7,516,098	$172,277	$68,394	$(71,797)	$168,874
Adoption of ASU 2016-13 (CECL) on January 1, 2023			(8,046)		(8,046)
Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			10,846		10,846
Other comprehensive income (loss)				10,876	10,876
Shares issued	18,560	297			297
Effect of employee stock purchases		14			14
Stock-based compensation expense		292			292
Cash dividends declared ($0.52 per share)			(3,913)		(3,913)

Balance, June 30, 2023	7,534,658	$172,880	$67,281	$(60,921)	$179,240

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$10,846	$11,143
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(225)	-
Depreciation	1,230	1,356
Amortization	4,970	5,506
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	487	493
Net losses (gains) on sales of available for sale securities	-	427
Net change in market value of equity securities	322	683
Gains on sales of loans	(943)	(1,691)
Loans originated for sale	(29,192)	(53,750)
Proceeds from loan sales	25,684	53,480
Earnings on bank-owned life insurance	(532)	(534)
Proceeds from BOLI policy	-	130
Earnings on death benefit from bank-owned life insurance	-	(14)
(Gains)/losses on sales of other real estate owned	-	(41)
Proceeds from sales of other real estate owned	-	235
Deferred federal income tax (benefit)/expense	59	169
Net change in:
Other assets	6,649	(768)
Other liabilities	5,856	5,480
Net cash provided by operating activities	25,211	22,304

Cash flows from investing activities:
Sales of securities available for sale	-	31,828
Sales of equity securities	42	-
Maturities, prepayments and calls of securities available for sale	15,159	27,404
Maturities, prepayments and calls of securities held to maturity	5,091	3,485
Purchases of securities available for sale	(774)	(32,676)
Purchases of securities held to maturity	(597)	(5,748)
Purchase of Federal Home Loan Bank stock	(4,849)	-
Loan originations and payments, net	(74,553)	(59,602)
Additions to premises and equipment	(2,212)	(701)
Proceeds from (payments for) derivative contracts, net	(48)	(16,745)
Payments for derivative contracts settlements	(4,191)	-
Net cash provided by (used in) investing activities	(66,932)	(52,755)

Cash flows from financing activities:
Net change in deposits	(31,615)	86,210
Net change in short term borrowings	110,000	(43,000)
Issuance of common stock	116	80
Repurchase of common stock	-	(682)
Cash dividends	(3,913)	(3,747)
Net cash provided by financing activities	74,588	38,861

Net change in cash and cash equivalents	32,867	8,409
Beginning cash and cash equivalents	43,943	31,887

Ending cash and cash equivalents	$76,810	$40,296

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,269	$2,182
Cash paid for income taxes	2,900	-
Loans transferred to other real estate owned	266	-

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Investment Securities

Investment securities for which ChoiceOne has the intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Investment securities classified as available for sale are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. ChoiceOne determines the appropriate classification of investment securities at the time of purchase and reassesses the classification at each reporting date. Additions to securities held to maturity consist mostly of local issue municipals.

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

Stock Transactions

A total of 3,477 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $88,000 under the terms of the Directors’ Stock Purchase Plan in the second quarter of 2023. A total of 3,266 shares for a cash price of $64,000 were issued under the Employee Stock Purchase Plan in the second quarter of 2023. ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in the second quarter of 2023.

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

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne worked with a third party advisory firm to identify an appropriate peer group for each loan cohort which shared similar characteristics. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of June 30, 2023, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level by a third party. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the second quarter of 2023; however, the effect was insignificant.

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

Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At June 30, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Securities Held to Maturity - Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At June 30, 2023, the ACL related to securities HTM is insignificant.

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. ChoiceOne has determined that any loans which have been placed on non-performing status, loans with a risk rating of 6 or higher, and loans past due more than 60 days will be assessed individually for evaluation. Management's judgment will be used to determine if the loan should be migrated back to pool on an individual basis. Individual analysis will establish a specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate or based on the present value of the expected cash flows from that loan.

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

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

June 30, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,037	$201	$(939)	$8,299

December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,982	$305	$(721)	$8,566

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	June 30, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,579	$-	$(12,184)	$78,395
State and municipal	271,940	-	(39,143)	232,797
Mortgage-backed	225,413	-	(27,764)	197,649
Corporate	759	-	(54)	705
Asset-backed securities	12,144	-	(488)	11,656
Total	$600,835	$-	$(79,633)	$521,202

Held to Maturity:
U.S. Government and federal agency	$2,969	$-	$(384)	$2,585
State and municipal	197,746	9	(34,551)	163,204
Mortgage-backed	199,093	-	(30,552)	168,541
Corporate	19,998	17	(3,204)	16,811
Asset-backed securities	743	-	(59)	684
Total	$420,549	$26	$(68,750)	$351,825

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,810	$-	$(12,606)	$78,204
State and municipal	277,489	-	(47,551)	229,938
Mortgage-backed	236,703	-	(28,140)	208,563
Corporate	757	-	(46)	711
Asset-backed securities	13,031	-	(698)	12,333
Total	$618,790	$-	$(89,041)	$529,749

Held to Maturity:
U.S. Government and federal agency	$2,966	$-	$(421)	$2,545
State and municipal	201,890	1	(39,355)	162,536
Mortgage-backed	200,473	-	(29,868)	170,605
Corporate	19,603	-	(2,285)	17,318
Asset-backed securities	974	-	(77)	897
Total	$425,906	$1	$(72,006)	$353,901

Available for sale securities with unrealized losses as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$78,395	$12,184	$78,395	$12,184
State and municipal	1,311	31	231,235	39,112	232,546	39,143
Mortgage-backed	21,083	1,502	176,566	26,262	197,649	27,764
Corporate	-	-	705	54	705	54
Asset-backed securities	-	-	11,656	488	11,656	488
Total temporarily impaired	$22,394	$1,533	$498,557	$78,100	$520,951	$79,633

	December 31, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$78,204	$12,606	$78,204	$12,606
State and municipal	89,158	12,612	140,390	34,939	229,548	47,551
Mortgage-backed	63,249	3,093	144,318	25,047	207,567	28,140
Corporate	711	46	-	-	711	46
Asset-backed securities	-	-	12,333	698	12,333	698
Total temporarily impaired	$153,118	$15,751	$375,245	$73,290	$528,363	$89,041

Held to maturity securities with unrealized losses as of June 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,585	$384	$2,585	$384
State and municipal	768	4	162,252	34,547	163,020	34,551
Mortgage-backed	404	34	168,137	30,518	168,541	30,552
Corporate	-	-	15,159	3,204	15,159	3,204
Asset-backed securities	-	-	684	59	684	59
Total temporarily impaired	$1,172	$38	$348,817	$68,712	$349,989	$68,750

	December 31, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,545	$421	$2,545	$421
State and municipal	13,457	1,899	149,016	37,456	162,473	39,355
Mortgage-backed	25,582	822	145,024	29,046	170,606	29,868
Corporate	5,296	603	10,771	1,682	16,067	2,285
Asset-backed securities	-	-	897	77	897	77
Total temporarily impaired	$44,335	$3,324	$308,253	$68,682	$352,588	$72,006

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and six months ended June 30, 2023, and no other-than-temporary impairment charges were recorded in the same periods in 2022.

At June 30, 2023 and December 31, 2022, there were 601 and 611 securities with an unrealized loss, respectively. Unrealized losses on corporate and municipal bonds have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at June 30, 2023, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On June 30, 2023, 86% of state and municipal bonds held are rated AA or better, 11% are A rated and 3% are not rated. Of the mortgage-backed securities held on June 30, 2023, 38% were issued by US government sponsored entities and agencies, and rated AA, 37% are AAA rated private issue and collateralized mortgage obligation, and 25% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Presented below is a schedule of maturities of securities as of June 30, 2023. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	40,530	37,865	-	78,395
State and municipal	2,717	7,031	86,525	136,524	232,797
Corporate	504	-	201	—	705
Asset-backed securities	—	8,473	3,183	—	11,656
Total debt securities	3,221	56,034	127,774	136,524	323,553

Mortgage-backed securities	9,856	71,075	95,439	21,279	197,649
Total Available for Sale	$13,077	$127,109	$223,213	$157,803	$521,202

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$—	$—	$2,969	$—	$2,969
State and municipal	1,633	9,469	93,041	93,603	197,746
Corporate	—	-	19,998	-	19,998
Asset-backed securities	—	743	—	—	743
Total debt securities	1,633	10,212	116,008	93,603	221,456

Mortgage-backed securities	18,743	34,838	145,512	—	199,093
Total Held to Maturity	$20,376	$45,050	$261,520	$93,603	$420,549

Following is information regarding unrealized gains and losses on equity securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net gains and (losses) recognized during the period	$(385)	$(327)	$(322)	$(683)
Less: Net gains and (losses) recognized during the period on securities sold	—	—	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(385)	$(327)	$(322)	$(683)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$40,684	3.22%	64,159	5.39%	(36.59)%
Commercial and Industrial	224,191	17.73%	210,210	17.67%	6.65%
Commercial Real Estate	657,549	52.01%	630,953	53.03%	4.22%
Consumer	38,614	3.05%	39,808	3.35%	(3.00)%
Construction Real Estate	16,734	1.32%	14,736	1.24%	13.56%
Residential Real Estate	247,618	19.59%	229,916	19.32%	7.70%
Loans to Other Financial Institutions	38,838	3.07%	-	0.00%	100.00%
Gross Loans	$1,264,228		$1,189,782

Allowance for credit losses	14,582	1.15%	7,619	0.64%

Net loans	$1,249,646		$1,182,163

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Credit Losses Three Months Ended June 30, 2023
Beginning balance	$136	$3,020	$913	$7,837	$72	$3,087	$—	$—	$15,065
Charge-offs	—	—	(131)	—	—	—	—	—	(131)
Recoveries	—	2	59	—	—	2	—	—	63
Provision	(58)	(126)	44	(600)	(2)	287	40	—	(415)
Ending balance	$78	$2,896	$885	$7,237	$70	$3,376	$—	$—	$14,582

Allowance for Credit Losses Six Months Ended June 30, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$—	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	—	(13)	7,165
Charge-offs	—	—	(271)	—	—	—	—	—	(271)
Recoveries	—	29	129	13	—	5	—	—	176
Provision	(80)	(81)	176	(604)	(13)	455	40	—	(106)
Ending balance	$78	$2,896	$885	$7,237	$70	$3,376	$40	$—	$14,582

Individually evaluated for credit loss	$1	$34	$—	$1	$—	$36	$—	$—	$72

Collectively evaluated for credit loss	$77	$2,862	$885	$7,236	$70	$3,340	$40	$—	$14,510

Loans
June 30, 2023
Individually evaluated for credit loss	$17	$318	$—	$32	$—	$1,756	$—		$2,123
Collectively evaluated for credit loss	40,667	223,873	38,614	657,517	16,734	245,862	38,838		1,262,105
Ending balance	$40,684	$224,191	$38,614	$657,549	$16,734	$247,618	$38,838		$1,264,228

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended June 30, 2022
Beginning balance	$387	$1,752	$304	$3,690	$37	$589	$842	$7,601
Charge-offs	-	(100)	(144)	—	-	—	-	(244)
Recoveries	-	2	55	1	-	1	-	59
Provision	(255)	(41)	94	533	8	101	(440)	—
Ending balance	$132	$1,613	$309	$4,224	$45	$691	$402	$7,416

Allowance for Loan Losses Six Months Ended June 30, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs		(131)	(255)	-	-	—	-	(386)
Recoveries		4	106	2	-	2	-	114
Provision	(316)	286	168	517	(65)	18	(608)	-
Ending balance	$132	$1,613	$309	$4,224	$45	$691	$402	$7,416

Individually evaluated for impairment	$1	$52	$1	$7	$—	$154	$—	$215

Collectively evaluated for impairment	$131	$1,561	$308	$4,217	$45	$537	$402	$7,201

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2022
Individually evaluated for impairment	$2	$14	$1	$5	$—	$131	$—	$153

Collectively evaluated for impairment	$142	$1,347	$309	$4,817	$63	$775	$13	$7,466

Loans
December 31, 2022
Individually evaluated for impairment	$23	$177	$7	$165	$—	$2,474		$2,846
Collectively evaluated for impairment	64,136	206,074	39,793	622,131	14,736	225,792		1,172,662
Acquired with deteriorated credit quality	—	3,959	8	8,657	—	1,650		14,274
Ending balance	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916		$1,189,782

The provision for credit losses on loans was a benefit of $415,000 and a benefit of $106,000 in the second quarter and first half of 2023 respectively, compared to $0 in the same periods in the prior year. The provision benefit was deemed necessary due to the impact of improvements in the Federal Open Market Committee ("FOMC") forecast for unemployment and Gross Domestic Product ("GDP") growth exceeding the provision required for loan growth in the second quarter and first half of 2023. The FOMC forecast for change in real GDP improved from 0.4% in March to 1.0% in June while the unemployment rate forecast improved from 4.5% in March to 4.1% in June.

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

The following table reflects the amortized cost basis of loans as of June 30, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$1,168	$4,940	$3,197	$1,827	$7,427	$17,414	$35,973	$4,455	$40,428
Special mention	-	-	-	-	182	74	256	-	256
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$1,168	$4,940	$3,197	$1,827	$7,609	$17,488	$36,229	$4,455	$40,684
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$19,124	$45,260	$26,555	$12,437	$14,795	$14,162	$132,333	$91,514	$223,847
Special mention	-	-	34	113	87	97	331	9	340
Substandard	-	-	-	-	-	4	4	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19,124	$45,260	$26,589	$12,550	$14,882	$14,263	$132,668	$91,523	$224,191
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$29,461	$137,786	$110,926	$74,413	$46,365	$150,104	$549,055	$107,383	$656,438
Special mention	-	-	-	-	-	586	586	-	586
Substandard	-	-	-	-	-	525	525	-	525
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$29,461	$137,786	$110,926	$74,413	$46,365	$151,215	$550,166	$107,383	$657,549

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$5,938	$16,228	$8,648	$3,820	$1,764	$1,682	$38,080	$534	$38,614
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$5,938	$16,228	$8,648	$3,820	$1,764	$1,682	$38,080	$534	$38,614
Current year-to-date gross write-offs	$-	$12	$9	$28	$-	$1	$50	$-	$50

Construction real estate
Performing	$1,313	$1,770	$565	$-	$-	$-	$3,648	$13,086	$16,734
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$1,313	$1,770	$565	$-	$-	$-	$3,648	$13,086	$16,734
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$25,538	$67,935	$30,068	$17,783	$13,699	$43,496	$198,519	$47,517	$246,036
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	436	347	-	-	799	1,582	-	1,582
Total	$25,538	$68,371	$30,415	$17,783	$13,699	$44,295	$200,101	$47,517	$247,618

Corporate Credit Exposure - Credit risk profile by credit worthiness category

(Dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Pass	$63,867	$209,700	$624,555
Special Mention	289	400	2,048
Substandard	3	110	4,350
Doubtful	—	-	—
Loss	-	-	-
	$64,159	$210,210	$630,953

Consumer Credit Exposure - Credit risk profile based on payment activity

(Dollars in thousands)	Consumer	Construction Real Estate	Residential Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Performing	$39,808	$14,736	$228,653
Nonperforming	—	—	—
Nonaccrual	—	—	1,263
	$39,808	$14,736	$229,916

The following table provides information on loans that were considered troubled loan modification ("TLMs") that were modified during the three and six months ended June 30, 2023

	Three Months Ended June 30, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	$67	0%
Total	67

	Six Months Ended June 30, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	67	0%
Residential real estate	$129	0%
Total	196

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable.

Three Months Ended June 30, 2023
Term Extension
Commercial and industrial	Termed out line of Credit

Six Months Ended June 30, 2023
Term Extension
Commercial and industrial	Termed Out Line of Credit
Residential real estate	Provided twelve month payment plan to catch up past due amount through our standard program.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

Three Months Ended June 30, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	67
Total	$67

Six Months Ended June 30, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	67
Residential real estate	$129
Total	$196

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

	Three Months Ended June 30, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	67	—	—	67
Total	$67	$-	$-	$67

	Six Months Ended June 30, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	67	—	—	67
Residential real estate	—	—	129	129
Total	$67	$-	$129	$196

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and six months ended June 30, 2022.

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	—	$—	$—	1	$258	$258
Commercial and industrial	1	19	19	1	19	19
Total	1	$19	$19	2	$277	$277

There were no TDRs where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months ended June 30, 2022, which loans had been modified and classified as TDRs during the year prior to the default.

Nonaccrual loans by loan category as of June 30, 2023 were as follows:

(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Residential real estate	$676	$1,581	$—	$—
Total nonaccrual loans	$676	$1,581	$—	$—

Nonaccrual loans by loan category as of December 31, 2022 were as follows:

(Dollars in thousands)	Total nonaccrual loans
Residential real estate	$1,263
$1,263

The following schedule provides information regarding average balances of loans evaluated for impairment and interest recognized on impaired loans for the three months and six months ended December 31, 2022 and June 30, 2022:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2022
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Residential real estate	550	595	—
Subtotal	550	595	—
With an allowance recorded
Agricultural	23	27	2
Commercial and industrial	177	177	14
Consumer	7	7	1
Construction real estate	—	—	—
Commercial real estate	165	165	5
Residential real estate	1,924	1,954	131
Subtotal	2,296	2,330	153
Total
Agricultural	23	27	2
Commercial and industrial	177	177	14
Consumer	7	7	1
Construction real estate	—	—	—
Commercial real estate	165	165	5
Residential real estate	2,474	2,549	131
Total	$2,846	$2,925	$153

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
June 30, 2022
With no related allowance recorded
Agricultural	$314	$428	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Residential real estate	439	469	—
Subtotal	753	897	—
With an allowance recorded
Agricultural	6	7	1
Commercial and industrial	159	190	52
Consumer	7	8	1
Construction real estate	149	149	—
Commercial real estate	—	—	7
Residential real estate	1,613	1,644	154
Subtotal	1,934	1,998	215
Total
Agricultural	320	435	1
Commercial and industrial	159	190	52
Consumer	7	8	1
Construction real estate	149	149	—
Commercial real estate	—	—	7
Residential real estate	2,052	2,113	154
Total	$2,687	$2,895	$215

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended June 30, 2022
With no related allowance recorded
Agricultural	$314	$—
Commercial and industrial	46	—
Consumer	—	—
Construction real estate	—	—
Commercial real estate	—	—
Residential real estate	220	—
Subtotal	580	—
With an allowance recorded
Agricultural	1,117	-
Commercial and industrial	211	1
Consumer	20	—
Construction real estate	—	—
Commercial real estate	153	2
Residential real estate	1,733	12
Subtotal	3,234	15
Total
Agricultural	1,431	—
Commercial and industrial	257	1
Consumer	20	—
Construction real estate	—	—
Commercial real estate	153	2
Residential real estate	1,953	12
Total	$3,814	$15

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Six Months Ended June 30, 2022
With no related allowance recorded
Agricultural	$314	$—
Commercial and industrial	31	—
Consumer	—	—
Construction real estate	—	—
Commercial real estate	31	—
Residential real estate	201	—
Subtotal	577	—
With an allowance recorded
Agricultural	1,512	—
Commercial and industrial	254	2
Consumer	18	—
Construction real estate	—	—
Commercial real estate	162	5
Residential real estate	1,831	29
Subtotal	3,777	36
Total
Agricultural	1,826	—
Commercial and industrial	285	2
Consumer	18	—
Construction real estate	—	—
Commercial real estate	193	5
Residential real estate	2,032	29
Total	$4,354	$36

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
June 30, 2023
Agricultural	$—	$—	$—	$—	$40,684	$40,684	$—
Commercial and industrial	61	132	—	193	223,998	224,191	—
Consumer	5	—	—	5	38,609	38,614	—
Commercial real estate	1,059	—	—	1,059	656,490	657,549	—
Construction real estate	—	128	—	128	16,606	16,734	—
Residential real estate	224	653	560	1,437	246,181	247,618
Loans to Other Financial Institutions	—	—	—	—	38,838	38,838
	$1,349	$913	$560	$2,822	$1,261,406	$1,264,228	$—

December 31, 2022
Agricultural	$—	$—	$—	$—	$64,159	$64,159	$—
Commercial and industrial	—	171	—	171	210,039	210,210	—
Consumer	39	7	—	46	39,762	39,808	—
Commercial real estate	—	—	—	—	630,953	630,953	—
Construction real estate	—	—	—	—	14,736	14,736	—
Residential real estate	682	—	842	1,524	228,392	229,916	—
	$721	$178	$842	$1,741	$1,188,041	$1,189,782	$—

(1) Includes nonaccrual loans.

The table below presents a roll forward of the accretable yield on the County Bank Corp. acquired loan portfolio for the years ended December 31, 2022 and the six months ended June 30, 2023 (dollars in thousands):

(Dollars in thousands)	Purchased with credit deterioration	Purchased without credit deterioration	Acquired
			Total
Balance January 1, 2022	$288	$1,176	$1,464
Transfer from non-accretable to accretable yield	2,192	—	2,192
Accretion January 1, 2022 through December 31, 2022	(553)	(98)	(651)
Balance January 1, 2023	1,927	1,078	3,005
Transfer from non-accretable to accretable yield			-
Accretion January 1, 2023 through June 30, 2023	(269)	(270)	(539)
Balance, June 30, 2023	$1,658	$808	$2,466

The table below presents a roll forward of the accretable yield on Community Shores Bank Corporation acquired loan portfolio for the years ended December 31, 2022 and the six months ended June 30, 2023 (dollars in thousands):

	Purchased with credit deterioration	Purchased without credit deterioration	Acquired
			Total
Balance January 1, 2022	$522	$197	$719
Transfer from non-accretable to accretable yield	1,086	—	1,086
Accretion January 1, 2022 through December 31, 2022	(993)	(197)	(1,190)
Balance January 1, 2023	615	-	615
Transfer from non-accretable to accretable yield	622		622
Accretion January 1, 2023 through June 30, 2023	(376)		(376)
Balance, June 30, 2023	$861	$-	$861

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2023	2022	2023	2022
Basic
Net income	$5,213	$5,615	$10,846	$11,143

Weighted average common shares outstanding	7,529,177	7,499,497	7,524,257	7,497,492

Basic earnings per common shares	$0.69	$0.75	$1.44	$1.49

Diluted
Net income	$5,213	$5,615	$10,846	$11,143

Weighted average common shares outstanding	7,529,177	7,499,497	7,524,257	7,497,492
Plus dilutive stock options and restricted stock units	22,720	11,027	28,335	13,766

Weighted average common shares outstanding and potentially dilutive shares	7,551,897	7,510,524	7,552,592	7,511,258

Diluted earnings per common share	$0.69	$0.75	$1.44	$1.49

There were 15,000 stock options and 5,125 performance awards that were considered anti-dilutive to earnings per share for the three months ended June 30, 2023. There were 15,000 stock options and 5,125 performance awards that were considered anti-dilutive to earnings per share for the six months ended June 30, 2023. There were 15,000 stock options, 28,660 restricted stock units, and 6,396 performance awards that were considered anti-dilutive to earnings per share for the three months ended June 30,2022. There were 15,000 stock options, 28,660 restricted stock units, and 6,396 performance awards that were considered anti-dilutive for the six months ended June 30, 2022.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Assets
Cash and cash equivalents	$76,810	$76,810	$76,810	$-	$-
Equity securities at fair value	8,299	8,299	5,599	-	2,700
Securities available for sale	521,202	521,202	78,395	442,807	-
Securities held to maturity	420,549	351,825	-	337,944	13,881
Federal Home Loan Bank and Federal
Reserve Bank stock	13,431	13,431	-	13,431	-
Loans held for sale	8,924	9,192	-	9,192	-
Loans to other financial institutions	38,838	38,838	-	38,838	-
Loans, net	1,249,646	1,195,843	-	-	1,195,843
Accrued interest receivable	8,650	8,650	-	8,650	-
Interest rate lock commitments	126	126	-	126	-
Mortgage loan servicing rights	4,030	5,769	-	5,769	-
Interest rate derivative contracts	11,177	11,177	-	11,177	-

Liabilities
Noninterest-bearing deposits	544,925	544,925	544,925	-	-
Interest-bearing deposits	1,490,093	1,486,941	-	1,486,941	-
Brokered deposits	51,370	51,292	-	51,292	-
Borrowings	160,000	159,122	-	159,122	-
Subordinated debentures	35,385	30,613	-	30,613	-
Accrued interest payable	1,952	1,952	-	1,952	-
Interest rate derivative contracts	-	-	-	-	-

December 31, 2022
Assets
Cash and cash equivalents	$43,943	$43,943	$43,943	$-	$-
Equity securities at fair value	8,566	8,566	6,024	-	2,542
Securities available for sale	529,749	529,749	78,204	451,545	-
Securities held to maturity	425,906	353,901	-	338,583	15,318
Federal Home Loan Bank and Federal
Reserve Bank stock	8,581	8,581	-	8,581	-
Loans held for sale	4,834	4,979	-	4,979	-
Loans to other financial institutions	-	-	-	-	-
Loans, net	1,182,163	1,123,198	-	-	1,123,198
Accrued interest receivable	8,949	8,949	-	8,949	-
Interest rate lock commitments	28	28	-	28	-
Mortgage loan servicing rights	4,322	5,855	-	5,855	-
Interest rate derivative contracts	9,204	9,204	-	9,204	-

Liabilities
Noninterest-bearing deposits	599,579	599,579	599,579	-	-
Interest-bearing deposits	1,518,424	1,514,294	-	1,514,294	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,262	30,304	-	30,304	-
Accrued interest payable	610	610	-	610	-
Interest rate derivative contracts	5,823	5,823	-	5,823	-

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - June 30, 2023
Equity securities	$5,599	$-	$2,700	$8,299

Investment Securities, Available for Sale - June 30, 2023
U.S. Treasury notes and bonds	$78,395	$-	$-	$78,395
State and municipal	-	232,797	-	232,797
Mortgage-backed	-	197,649	-	197,649
Corporate	-	705	-	705
Asset-backed securities	-	11,656	-	11,656
Total	$78,395	$442,807	$-	$521,202

Derivative Instruments - June 30, 2023
Interest rate derivative contracts - assets	$-	$11,177	$-	$11,177
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Equity Securities Held at Fair Value - December 31, 2022
Equity securities	$6,024	$-	$2,542	$8,566

Investment Securities, Available for Sale - December 31, 2022
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	78,204	-	-	78,204
State and municipal	-	229,938	-	229,938
Mortgage-backed	-	208,563	-	208,563
Corporate	-	711	-	711
Asset-backed securities	-	12,333	-	12,333
Total	$78,204	$451,545	$-	$529,749

Derivative Instruments - December 31, 2022
Interest rate derivative contracts - assets	$-	$9,204	$-	$9,204
Interest rate derivative contracts - liabilities	$-	$5,823	$-	$5,823

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended
(Dollars in thousands)	June 30,
	2023	2022
Equity Securities Held at Fair Value
Balance, January 1	$2,542	$1,768
Total realized and unrealized gains included in noninterest income	60	(5)
Net purchases, sales, calls, and maturities	98	63
Net transfers into Level 3	-	-
Balance, June 30,	$2,700	$1,826

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$60	$(5)

Investment Securities, Available for Sale
Balance, January 1	$-	$21,050
Total unrealized gains included in other comprehensive income	-	-
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Transfer to held to maturity	-	(21,050)
Balance, June 30,	$-	$-

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$-	$-

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets as of June 30, 2023 and December 31, 2022 primarily consist of common and preferred equity securities of community banks. ChoiceOne estimates the fair value of these equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
June 30, 2023	$676	$-	$-	$676
December 31, 2022	$2,846	$-	$-	$2,846

Other Real Estate
June 30, 2023	$266	$-	$-	$266
December 31, 2022	$-	$-	$-	$-

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges and fees on deposit accounts	$1,105	$1,036	$2,132	$2,067
Interchange income	1,166	1,317	2,406	2,475
Investment commission income	172	233	368	438
Trust fee income	196	176	380	354
Other charges and fees for customer services	155	125	292	274
Noninterest income from contracts with customers within the scope of ASC 606	2,794	2,887	5,578	5,608
Noninterest income within the scope of other GAAP topics	691	543	1,578	1,668
Total noninterest income	$3,485	$3,430	$7,156	$7,276

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

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps, with payments starting in April 2024, for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bond equal to 3.4030%. ChoiceOne adopted ASC2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with available-for-sale fixed rate bonds initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and will be included in interest income.

Net cash settlements received on these four pay-fixed/receive-floating swaps were $798,000 and $1.4 million for the three and six months ended June 30, 2023, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$11,177	Other Assets	$9,204
Interest rate contracts	Other Liabilities	$—	Other Liabilities	$5,823

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended June 30, 2023		Three months ended June 30, 2022		Six months ended June 30, 2023		Six months ended June 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(137)	$-	$422	$(155)	$(504)	$-	$422	$(155)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(6,753)	$-	$(71)	$-	$(731)	$-	$-	$-
Derivatives designated as hedging instruments	$6,705	$-	$71	$-	$745	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$(153)	$-	$-	$-	$(153)	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(887)	$-	$-	$-	$(1,043)	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$(155)	$-	$-	$-	$(155)

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

June 30, 2023
Cumulative amount of Fair
Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$224,399	$2,662

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

RESULTS OF OPERATIONS

ChoiceOne reported net income of $5,213,000 and $10,846,000 for the three and six months ended June 30, 2023, compared to $5,615,000 and $11,143,000 for the same periods in 2022. Diluted earnings per share were $0.69 and $1.44 in the three and six months ended June 30, 2023, compared to $0.75 and $1.49 per share in the same periods in the prior year. The increase in deposit costs during the first half of 2023 has negatively impacted earnings, offset by higher interest income from higher interest rates on loans and organic loan growth.

Total assets as of June 30, 2023, increased $73.8 million as compared to March 31, 2023. The asset growth during the second quarter of 2023 is due to an increase in cash of $21.6 million, an increase in core loans (which excludes held for sale loans, loans to other financial institutions, and PPP loans (“core loans”)) of $14.8 million or 4.9% annualized, and an increase in loans to other financial institutions of $38.8 million. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations, and interest rates fluctuate with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment. Asset growth from June 30, 2022 to June 30, 2023 of $123.5 million is due to an increase in cash of $36.5 million and an increase in core loans of $145.8 million or 13.5%.

Deposits, excluding brokered deposits, decreased by $103.5 million or 4.8% as of June 30, 2023 compared to June 30, 2022 and decreased $33.1 million or 1.6% compared to March 31, 2023. The decrease in deposits since June 30, 2022 was largely concentrated in the first quarter of 2023 as a result of a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates via money market securities or other investments. Deposit outflows have stabilized in the second quarter of 2023 with monthly growth of deposits, excluding brokered deposits, in May and June of 2023. In the last 12 months ended June 30, 2023, approximately $39 million or 38% of the trailing 12-month deposit runoff has been transferred from bank deposits to the ChoiceOne Wealth department. During the second quarter of 2023, ChoiceOne borrowed $160 million from the Federal Reserve’s Bank Term Funding Program (BTFP). This program provides a 1-year term at a fixed rate with the ability to prepay at any time without penalty. Collateral pledged is U.S. Treasuries, agency debt and mortgage-backed securities valued at par. The interest rate on the BTFP borrowings as of June 30, 2023 is 4.71% and fixed through May of 2024. Management elected to use the BTFP over other funding options due to the favorable interest rate and terms offered.

The return on average assets and return on average shareholders’ equity were 0.86% and 12.13%, respectively, for the second quarter of 2023, compared to 0.95% and 12.68%, respectively, for the same period in 2022. The return on average assets and return on average shareholders’ equity were 0.90% and 12.75%, respectively, for the first six months of 2023, compared to 0.94% and 11.62%, respectively, for the same period in 2022. The decrease in the return on average shareholders' equity in the three months ended June 30, 2023, was caused by an increase in shareholders’ equity related to a decrease in unrealized losses on available for sale securities and an increase in the fair value of derivatives. The increase in return on average shareholders' equity in the six months ended June 30, 2023 was caused by a decline in shareholders equity related to the increase in unrealized losses on available-for-sale securities.

Dividends

Cash dividends of $2.0 million or $0.26 per share were declared in the second quarter of 2023, compared to $1.9 million or $0.25 per share in the second quarter of 2022. Cash dividends declared in the first six months of 2023 were $3.9 million or $0.52 per share, compared to $3.7 million or $0.50 per share in the same period during the prior year. The cash dividend payout percentage was 36.1% for the first half of 2023, compared to 33.6% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and six months ended June 30, 2023 and 2022. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)(6)	$1,218,860	$15,986	5.26%	$1,076,934	$12,529	4.65%
Taxable securities (2)(6)	756,239	5,378	2.85	780,689	3,522	1.80
Nontaxable securities (1)	296,952	1,758	2.38	317,730	1,973	2.48
Other	41,075	571	5.57	40,728	63	0.61
Interest-earning assets	2,313,126	23,693	4.11	2,216,081	18,087	3.26
Noninterest-earning assets	109,441			145,398
Total assets	$2,422,567			$2,361,479

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$815,179	$1,905	0.94%	$911,936	$627	0.27%
Savings deposits	372,651	345	0.37	461,934	157	0.14
Certificates of deposit	285,160	2,225	3.13	181,851	211	0.47
Brokered deposit	49,679	581	4.69	-	-	0.00
Borrowings	144,231	1,717	4.78	5,765	21	1.44
Subordinated debentures	35,352	407	4.62	35,095	361	4.11
Other	3,763	45	4.81	-	-	0.00
Interest-bearing liabilities	1,706,015	7,225	1.70	1,596,581	1,377	0.34
Demand deposits	534,106			578,943
Other noninterest-bearing liabilities	10,534			8,870
Total liabilities	2,250,655			2,184,394
Shareholders' equity	171,912			177,085
Total liabilities and shareholders' equity	$2,422,567			$2,361,479

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,468			$16,710

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.86%			3.02%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,468			$16,710
Adjustment for taxable equivalent interest		(377)			(422)
Net interest income (GAAP)		$16,091			$16,288
Net interest margin (GAAP)			2.79%			2.94%

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
(4)
Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.6 million and $1.3 million in the second quarter of 2023 and 2022, respectively. PPP loan average balances were $0 and $5.1 million in the second quarter of 2023 and 2022, respectively.
(5)
Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $444,000 and $408,000 in the second quarter of 2023 and 2022, respectively. PPP fees were approximately $0 and $283,000 in the second quarter of 2023 and 2022, respectively.
(6)
Interest on loans and securities included derivative income and expense. Derivative income in securities was $523,000 and derivative expense in securities was $9,000 in the second quarter of 2023 and 2022, respectively. Derivative expense in loan interest income was $665,000 and derivative income in loan interest was $430,000 in the second quarter of 2023 and 2022, respectively.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)(6)	$1,210,611	$30,876	5.10%	$1,056,155	$24,832	4.70%
Taxable securities (2)(6)	756,967	10,291	2.72	786,620	7,029	1.79
Nontaxable securities (1)	296,969	3,575	2.41	326,687	4,068	2.49
Other	30,325	748	4.93	38,521	76	0.39
Interest-earning assets	2,294,872	45,490	3.96	2,207,983	36,005	3.26
Noninterest-earning assets	112,160			155,796
Total assets	$2,407,032			$2,363,779

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$845,140	$3,477	0.82%	$920,141	$1,062	0.23%
Savings deposits	389,742	618	0.32	451,462	303	0.13
Certificates of deposit	266,611	3,504	2.63	180,620	413	0.46
Brokered deposit	31,322	733	4.68	-	-	0.00
Borrowings	103,900	2,425	4.67	1,872	27	2.85
Subordinated debentures	35,321	809	4.58	36,509	725	3.97
Other	1,888	45	4.78	-	-	0.00
Interest-bearing liabilities	1,673,924	11,611	1.39	1,590,604	2,530	0.32
Demand deposits	550,281			566,177
Other noninterest-bearing liabilities	12,721			15,235
Total liabilities	2,236,926			2,172,016
Shareholders' equity	170,106			191,763
Total liabilities and shareholders' equity	$2,407,032			$2,363,779

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$33,879			$33,475

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.95%			3.03%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$33,879			$33,475
Adjustment for taxable equivalent interest		(776)			(866)
Net interest income (GAAP)		$33,103			$32,609
Net interest margin (GAAP)			2.88%			2.95%
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
(4)
Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.5 million and $1.4 million in the six months ended June 30, 2023 and 2022, respectively. PPP loan average balances were $0 and $14.5 million in the six months ended June 30, 2023 and 2022, respectively.
(5)
Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $916,000 and $1.2 million in the six months ended June 30, 2023 and 2022, respectively. PPP fees were approximately $0 and $1.2 million in the six months ended June 30, 2023 and 2022, respectively.
(6)
Interest on loans and securities included derivative income and expense. Derivative income in securities was $896,000 and derivative expense in securities was $9,000 in the six months ended June 30, 2023 and 2022, respectively. Derivative expense in loan interest income was $1.4 million and derivative income in loan interest was $430,000 in the six months ended June 30, 2023and 2022, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2023 Over 2022
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$3,457	$1,732	$1,725
Taxable securities	1,856	(741)	2,597
Nontaxable securities (2)	(215)	(130)	(85)
Other	508	1	507
Net change in interest income	5,606	862	4,744

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	1,278	(448)	1,726
Savings deposits	188	(204)	392
Certificates of deposit	2,014	184	1,830
Brokered deposit	581	581	-
Borrowings	1,696	1,547	149
Subordinated debentures	46	3	43
Other	45	45	-
Net change in interest expense	5,848	1,708	4,140
Net change in tax-equivalent net interest income	$(242)	$(846)	$604

	Six Months Ended June 30,
(Dollars in thousands)	2023 Over 2022
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$6,044	$4,679	$1,365
Taxable securities	3,262	(513)	3,775
Nontaxable securities (2)	(493)	(417)	(76)
Other	672	(38)	710
Net change in interest income	9,485	3,711	5,774

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	2,415	(181)	2,596
Savings deposits	315	(85)	400
Certificates of deposit	3,091	519	2,572
Brokered deposit	733	733	0
Borrowings	2,398	2,384	14
Subordinated debentures	84	(41)	125
Other	45	45	0
Net change in interest expense	9,081	3,374	5,707
Net change in tax-equivalent net interest income	$404	$337	$67
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

Net Interest Income

Tax-equivalent net interest income decreased $242,000 and increased $404,000 in the second quarter and first six months of 2023, respectively, compared to the same periods in 2022. The Federal Reserve increased the federal funds rate by 5.00% from March 31, 2022 to June 30, 2023 in response to published inflation rates. This increased rates on newly originated loans and increased rates paid on deposits. Tax equivalent net interest margin decreased 16 basis points and 8 basis points in the second quarter and first six months of 2023 to 2.86% and 2.95%, respectively, compared to the same periods in 2022. GAAP based net interest margin decreased 15 basis points and 7 basis points in the second quarter and first six months of 2023 to 2.79% and 2.88%, respectively, compared to the same periods in 2022. GAAP Net interest margin during the month of June 2023 was 2.75%.

The following table presents the cost of deposits and the cost of funds for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of deposits	0.98%	0.19%	0.80%	0.17%
Cost of funds	1.29%	0.25%	2.09%	0.47%

ChoiceOne has experienced substantial core loan growth from June 30, 2022 to June 30, 2023, leading to an increase in interest income from loans of $3.5 million and $6.0 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. Average core loans grew $168.7 million and $181.2 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in the prior year. In addition, the average rate earned on loans increased 61 basis points and 40 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The increase in interest income from loans and the average rate increase on loans was muted by a decline in PPP fees and an increase in derivative expense in the three and six months ended June 30, 2023 compared to the same periods in 2022. PPP fee income in the first six months of 2023 was $0 compared to $283,000 and $1.2 million in the three and six months ended June 30, 2022. Derivative expense was $665,000 and $1.4 million during the three and six months ended June 30, 2023, respectively, compared to derivative income in the prior year of $431,000 during the three and six months ended June 30, 2022.

The average balance of total securities decreased $45.2 million and $59.4 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The decrease is due to the liquidation of $31.8 million in securities during the first six months of 2022, with the remainder attributed to paydowns and a decline in the fair value of available for sale securities. The average rate earned on securities increased 71 basis points and 64 basis points for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, which was aided by $523,000 and $896,000 of income related to derivative instruments for the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year.

Interest expense increased $5.8 million and $9.1 million in the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. The average rate paid on interest bearing-demand deposits and savings deposits increased 53 basis points and 46 basis points in the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year. This was offset by the decline in the average balance of interest bearing-demand deposits and savings deposits, of $186.0 million and $136.7 million during the respective time periods. The increase in the average balance of certificates of deposit of $103.3 million and $86.0 million, combined with a 266 basis point and 217 basis point increase in the rate paid on certificates of deposits in the three and six months ended June 30, 2023, respectively, compared to the same periods in the prior year, led to an increase in interest expense of $2.0 million and $3.1 million during the respective time periods.

In order to bolster liquidity, ChoiceOne borrowed $160.0 million from the Bank Term Funding Program ("BTFP") and obtained $51.4 million in brokered deposits at the end of the second quarter of 2023. The net effect of these additional borrowed funds and brokered CDs was an increase in interest expense of $2.3 million and $3.1 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was relatively flat in the second quarter of 2023 compared to the same period in the prior year.

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

Loans individually evaluated for credit losses decreased by $723,000 to $2.1 million during the six months ended June 30, 2023, and the ACL related to these individually evaluated loans decreased by $81,000 during the six months ended June 30, 2023 largely due to the loan balances being fully collateralized compared to December 31, 2022.

Nonperforming loans, which includes Other Real Estate Owned (OREO) but excludes performing TLM and TDR loans, were $1.8 million as of June 30, 2023, compared to $2.7 million as of December 31, 2022. The ACL was 1.15% of total loans at June 30, 2023, compared to 1.24% as of January 1, 2023 (the CECL adoption date) and 0.64% at December 31, 2022. The liability for expected credit losses on unfunded loans and other commitments was $3.2 million on June 30, 2023, compared to $3.3 million as of January 1, 2023 (the CECL adoption date) and did not exist on December 31, 2022.

Net charge-offs were $95,000 in the first six months of 2023, compared to net charge-offs of $272,000 during the same period in 2022. Checking account charge-off and recovery activity is included in the consumer charge-off activity below. Net charge-offs for checking accounts for the second quarter of 2023 were $100,000 compared to $113,000 for the same period in the prior year. Net charge-offs on an annualized basis as a percentage of average loans were 0.03% in the first six months of 2023 compared to annualized net charge-offs of 0.05% of average loans in the same period in the prior year.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2023 and 2022 were as follows:

(Dollars in thousands)	2023		2022
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	-	29	131	4
Consumer	271	129	255	106
Commercial real estate	—	13	—	2
Construction real estate	—	—	—	—
Residential real estate	—	5	—	2
	$271	$176	$386	$114

The provision for credit losses benefit was $415,000 and $106,000 in the second quarter of 2023 and first six months of 2023, respectively, compared to $0 in the same periods in the prior year. The provision benefit was deemed necessary due to the impact of improvements in the FOMC forecast for unemployment and GDP growth exceeding the provision required for loan growth in the second quarter and first half of 2023. The FOMC forecast for change in real GDP improved from 0.4% in March to 1.0% in June while the unemployment rate forecast improved from 4.5% in March to 4.1% in June.

The loan provision benefit was offset by the increase in unfunded commitments provision of $165,000 in the second quarter of 2023 as ChoiceOne saw increases in the pipeline for new loans approved but not funded. The total unfunded commitments increased $50.1 million in the second quarter of 2023 compared to March 31, 2023 and $40.0 million compared to January 1, 2023.

The net provision benefit of $250,000 and $225,000 was recorded in the second quarter and first six months of 2023, respectively, compared to zero for the same periods in 2022.

Noninterest Income

Total noninterest income increased $55,000 or 1.59% and decreased $120,000 or 1.7% in the second quarter and first half of 2023, respectively, compared to the same periods in 2022. This was largely due to a decline of $748,000 in gains on sales of loans for the six months ended June 30, 2023 compared to the same period in the prior year. With the rapid rise in interest rates, refinancing activity has slowed and the rate environment for mortgage loans has become increasingly competitive. This decline was offset by reduced losses on the sale of securities and a smaller decline in the change in market value of equity securities. Equity investments include local community bank stocks and Community Reinvestment Act bond mutual funds.

Noninterest Expense

Total noninterest expense increased $416,000 or 3.2% and $721,000 or 2.7% in the second quarter and first half of 2023, respectively, compared to the same periods in 2022. The increase in total noninterest expense was related to inflationary pressures on employee wages and benefits. This increase was offset by decreases in other categories including intangible amortization and fraud losses. ChoiceOne continues to monitor expenses and looks to improve our efficiency through automation and use of digital tools. ChoiceOne launched an enhanced treasury services online platform for business clients during the first quarter of 2023. This new platform targets mid-sized businesses and municipalities who require enhanced reporting, security, and payment capabilities. Management believes that continuing to invest in our technology and people is the right way to maintain sustainable growth.

Income Tax Expense

Income tax expense was $2.1 million in the first six months of 2023 compared to $1.9 million for the same period in 2022. The effective tax rate was 16.0% for the first six months of 2023 compared to 14.5% for the same period in 2022. In the six months ended June 30, 2023, non taxable municipal interest decreased and disallowed interest expense increased compared to the first six months of 2022.

FINANCIAL CONDITION

Securities

Total available for sale securities on June 30, 2023, were $521.2 million compared to $529.7 on December 31, 2022, with the small decrease caused by $15.2 million of principal repayments, calls or maturities, which was offset by an increase in the fair value of the underlying securities. The unrealized loss on securities available for sale declined by $9.4 million in the first six months of 2023. ChoiceOne's held to maturity securities declined slightly during the first half of 2023, as $3.2 million of securities were called or matured and principal repayments on securities totaled $1.9 million. The securities portfolio is projected to produce approximately $179 million of cashflows over the next two years as lower yielding assets mature.

At June 30, 2023, ChoiceOne had $148.4 million in unrealized losses on its investment securities, including $79.6 million in unrealized losses on available for sale securities and $68.8 in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers’ are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds four interest rate swaps with a total notional value of $401.0 million. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in shareholders' equity due to unrealized losses on securities available for sale. Refer to footnote 8 for more discussion on ChoiceOne’s derivative position.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $7.3 million as of June 30, 2023. As of December 31, 2022, equity securities included an MMP of $1.0 million and common stock of $7.6 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Loans

Core loans grew organically by $14.8 million or 4.9% on an annualized basis during the second quarter of 2023 and $145.8 million or 13.5% since June 30, 2022. Loans to other financial institutions increased to $38.8 million as of June 30, 2023, compared to $37.4 million as of June 30, 2022. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and the interest rate fluctuates with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment. Loan interest income increased $3.5 million in the second quarter of 2023 compared to the same period in 2022, despite being offset by a decline in PPP fees and an increase in derivative expense in the three and six months ended June 30, 2023 compared to the same periods in 2022. PPP fee income in 2023 was $0 compared to $283,000 and $1.2 million in the three and six months ended June 30, 2022. Derivative expense was $665,000 and $1.4 million during the three and six months ended June 30, 2023, respectively, compared to derivative income in the prior year of $431,000 during the three and six months ended June 30, 2022.

Loan growth was concentrated in commercial real estate loans which grew $91.1 million in the trailing twelve months from June 30, 2023. Much of this growth in commercial real estate loans is directly the result of the new loan production offices in both the city of Wyoming and Macomb County as well as the newly hired experienced lenders in these locations. Approximately 12% of this commercial real estate loan growth is a single land development loan which consists of high end single family homes currently under construction, 85% of which are pre-sold. Another 19% of this growth is owner-occupied and mainly consists of current customers who are expanding businesses that are performing well in the current environment. Residential real estate loans also grew $52.7 million in the trailing twelve months from June 30, 2023 as the 5/1 ARM product became popular as a mortgage option and it is less salable than more traditional fixed-rate mortgage products. These large increases were offset by declines in agricultural loans of $18.6 million and construction real estate loans of $1.2 million during the period beginning on July 1, 2022 through June 30, 2023.

During the second quarter and first half of 2023, ChoiceOne recorded accretion income related to acquired loans in the amount of $444,000 and $916,000, respectively. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $3.3 million as of June 30, 2023.

Asset Quality

Information regarding individually evaluated loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of individually evaluated loans was $2.1 million on June 30, 2023, compared to $2.8 million of impaired loans as of December 31, 2022. The change in the first six months of 2023 was primarily due to the decline in non-accrual residential mortgage loans.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis and loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments.

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2023	2022
Loans accounted for on a nonaccrual basis	$1,581	$1,263
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—
Loans past due defined as "troubled loan modifications" or "troubled debt restructurings " which are not included above	129	—
Total	$1,710	$1,263

The small increase in the balance of nonaccrual loans in the second quarter of 2023 was primarily due to the increase in residential mortgage loans. Management believes the ACL allocated to its nonperforming loans was sufficient at June 30, 2023.

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

ChoiceOne conducted an annual assessment of goodwill as of June 30, 2023 and no impairment was identified. ChoiceOne used a qualitative assessment to determine goodwill was not impaired.

During the prior year, ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of November 30, 2022 ("the valuation date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2027 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through June 30, 2023, and as a result that it is more likely than not that there was no goodwill impairment.

Deposits and Borrowings

ChoiceOne saw deposits, excluding brokered deposits, decline $83.0 million or 3.9% in the first six months of 2023 compared to December 31, 2022. The decrease in deposits was largely concentrated in the first quarter of 2023 as a result of a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates via money market securities or other investments. Deposit outflows have stabilized in the second quarter of 2023 with monthly growth of deposits in May and June of 2023. In the last 12 months ended June 30, 2023, approximately $39 million or 38% of the trailing 12-month deposit runoff has been transferred from bank deposits to the ChoiceOne Wealth department, which is off balance sheet. The cost of deposits has increased to 0.98% during the three months ended June 30, 2023 compared to 0.62% and 0.19% for the three months ended March 31, 2023 and June 30, 2022, respectively, due to rising short term interest rates and is expected to continue to increase as deposits reprice. ChoiceOne is actively managing these costs and expects rates paid on deposits to continue to lag the federal fund rate.

Uninsured deposits total $700.3 million or 34.4% of deposits at June 30, 2023 compared to $751.4.million, or 36% of total deposits and $823.2 million, or 39% of total deposits at March 31, 2023 and December 31, 2022, respectively. At June 30, 2023, total available borrowing capacity from all sources was $791.7 million, which exceeds uninsured deposits.

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

During the second quarter of 2023, ChoiceOne borrowed $160 million from the Federal Reserve’s Bank Term Funding Program (BTFP). This program provides a 1-year term at a fixed rate with the ability to prepay at any time without penalty. The interest rate on the BTFP borrowings as of June 30, 2023 is 4.71% and fixed through May of 2024. Collateral pledged is U.S. Treasuries, agency debt and mortgage-backed securities valued at par. The interest rate on the BTFP borrowings as of June 30, 2023 is 4.71% and fixed through May of 2024. During the first six months of 2023 ChoiceOne also obtained $51.4 million in short term brokered deposits, which were fixed at below market rates prior to the latest increase to the federal funds rate by the Federal Reserve. Brokered deposits allow us to preserve borrowing capacity at more accessible funding options. ChoiceOne will continue to use brokered deposits, Federal Home Loan Bank advances, advances from the Federal Reserve Bank Discount Window, and the Bank Term Funding Program to meet short-term funding needs in the remainder of 2023.

Shareholders' Equity

Shareholders’ equity totaled $179.2 million as of June 30, 2023, a $10.4 million increase compared to December 31, 2022. The increase is primarily due to a decrease in the after-tax net unrealized loss on securities available for sale resulting from higher market interest rates. ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed assets and variable rate liabilities. On June 30, 2023 ChoiceOne has pay-fixed interest rate swaps with a total notional value of $401.0 million. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale.

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

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$223,004	13.2%	$135,279	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	177,911	10.5	76,094	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	182,411	10.8	101,459	6.0	N/A	N/A
Tier 1 capital (to average assets)	182,411	7.7	94,633	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$214,046	12.7%	$135,044	8.0%	$168,805	10.0%
Common equity Tier 1 capital (to risk weighted assets)	205,497	12.2	75,962	4.5	109,723	6.5
Tier 1 capital (to risk weighted assets)	205,497	12.2	101,283	6.0	135,044	8.0
Tier 1 capital (to average assets)	205,497	8.7	94,500	4.0	118,125	5.0

December 31, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$222,006	13.8%	$128,545	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	177,916	11.1	72,307	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	182,416	11.4	96,409	6.0	N/A	N/A
Tier 1 capital (to average assets)	182,416	7.9	92,558	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$208,696	13.0%	$128,294	8.0%	$160,367	10.0%
Common equity Tier 1 capital (to risk weighted assets)	201,077	12.5	72,165	4.5	104,239	6.5
Tier 1 capital (to risk weighted assets)	201,077	12.5	96,220	6.0	128,294	8.0
Tier 1 capital (to average assets)	201,077	8.7	92,449	4.0	115,562	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2023 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $25.2 million for the six months ended June 30, 2023 compared to $22.3 million in the same period in 2022. The change was due to lower net proceeds from loan sales in 2023 compared to 2022, which was offset by change in other assets. Net cash used in investing activities was $66.9 million for the six months ended June 30, 2023 compared to $52.8 million used in the same period in 2022. ChoiceOne purchased $6.2 million of securities and had maturities, principal paydowns or sales of securities of $20.3 million in the first six months of 2023 compared to $38.4 million of purchases and $62.7 million of maturities, principal paydowns or sales in the same period in 2022. An increase in net loan originations led to cash used of $74.6 million in the first six months of 2023 compared to $59.6 million used in the same period during the prior year. Net cash provided by financing activities was $74.6 million for the six months ended June 30, 2023, compared to $38.9 million in the same period in the prior year. ChoiceOne experienced a decline of $31.6 million in deposits in the first six months of 2023 compared to $86.2 million of growth in the same period in 2022. ChoiceOne increased borrowing by $110.0 million in the first six months of 2023 compared to a decrease of $43.0 million in the same period during the prior year.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $160.0 million in outstanding borrowings from the Federal Reserve’s Bank Term Funding Program (BTFP) as of June 30, 2023. ChoiceOne had no outstanding borrowings at the FHLB as of June 30, 2023. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At June 30, 2023, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $791.7 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in the first six months of 2023, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2023. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2023.

There were no issuer purchases of equity securities during the second quarter of 2023.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2023	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)