Form 10-Q
period 2023-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2023-11-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the Registrant had 7,545,094 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2023	2022
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$144,323	$43,593
Time deposits in other financial institutions	350	350
Cash and cash equivalents	144,673	43,943

Equity securities, at fair value (Note 2)	7,262	8,566
Securities available for sale, at fair value (Note 2)	490,804	529,749
Securities held to maturity, at amortized cost net of credit losses (Note 2)	414,743	425,906
Federal Home Loan Bank stock	4,449	3,517
Federal Reserve Bank stock	5,065	5,064
Loans held for sale	5,222	4,834
Loans to other financial institutions (Note 3)	23,763	—
Core loans (Note 3)	1,286,037	1,189,782
Total loans (Note 3)	1,309,800	1,189,782
Allowance for credit losses (Note 3)	(14,872)	(7,619)
Loans, net	1,294,928	1,182,163

Premises and equipment, net	29,628	28,232
Other real estate owned, net	122	—
Cash value of life insurance policies	44,788	43,978
Goodwill	59,946	59,946
Core deposit intangible	2,057	2,809
Other assets	70,509	47,208
Total assets	$2,574,196	$2,385,915

Liabilities
Deposits – noninterest-bearing	$531,962	$599,579
Deposits – interest-bearing	1,551,995	1,518,424
Brokered deposits	49,238	-
Total deposits	2,133,195	2,118,003

Borrowings	180,000	50,000
Subordinated debentures	35,446	35,262
Other liabilities	44,394	13,776
Total liabilities	2,393,035	2,217,041

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	—	—
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,541,187 at September 30, 2023 and 7,516,098 at December 31, 2022	173,187	172,277
Retained earnings	70,444	68,394
Accumulated other comprehensive loss, net	(62,470)	(71,797)
Total shareholders’ equity	181,161	168,874
Total liabilities and shareholders’ equity	$2,574,196	$2,385,915

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2023	2022	2023	2022
Interest income
Loans, including fees	$17,774	$13,611	$48,625	$38,432
Securities:
Taxable	5,346	3,972	15,637	11,001
Tax exempt	1,420	1,464	4,244	4,678
Other	1,764	238	2,512	314
Total interest income	26,304	19,285	71,018	54,425

Interest expense
Deposits	7,237	1,563	15,569	3,342
Advances from Federal Home Loan Bank	272	5	1,498	8
Other	2,569	379	4,622	1,127
Total interest expense	10,078	1,947	21,689	4,477

Net interest income	16,226	17,338	49,329	49,948
Provision for (reversal of) credit losses on loans	438	100	332	100
Provision for (reversal of) credit losses on unfunded commitments	(438)	—	(557)	—
Net Provision for (reversal of) credit losses expense	-	100	(225)	100
Net interest income after provision	16,226	17,238	49,554	49,848

Noninterest income
Customer service charges	2,382	2,458	6,920	7,000
Insurance and investment commissions	173	158	541	596
Gains on sales of loans	536	432	1,479	2,123
Net gains (losses) on sales of securities	(71)	(378)	(71)	(805)
Net gains on sales and write downs of other assets	13	—	149	172
Earnings on life insurance policies	278	259	810	793
Trust income	197	174	577	528
Change in market value of equity securities	(134)	(323)	(456)	(1,006)
Other	330	267	911	922
Total noninterest income	3,704	3,047	10,860	10,323

Noninterest expense
Salaries and benefits	8,038	7,668	23,958	22,811
Occupancy and equipment	1,427	1,545	4,577	4,688
Data processing	1,724	1,734	5,087	5,056
Professional fees	435	559	1,675	1,628
Supplies and postage	192	184	580	541
Advertising and promotional	269	199	573	478
Intangible amortization	247	297	752	901
FDIC insurance	270	195	790	645
Other	1,126	1,035	3,304	3,515
Total noninterest expense	13,728	13,416	41,296	40,263

Income before income tax	6,202	6,869	19,118	19,908
Income tax expense	1,080	1,056	3,150	2,952

Net income	$5,122	$5,813	$15,968	$16,956

Basic earnings per share (Note 4)	$0.68	$0.77	$2.12	$2.26
Diluted earnings per share (Note 4)	$0.68	$0.77	$2.12	$2.26
Dividends declared per share	$0.26	$0.25	$0.78	$0.75

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2023	2022	2023	2022
Net income	$5,122	$5,813	$15,968	$16,956

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(21,739)	(25,073)	(13,063)	(99,584)
Income tax benefit (expense)	4,565	5,265	2,743	20,913
Less: reclassification adjustment for net (gain) loss included in net income	-	378	-	805
Income tax benefit (expense)	-	(79)	-	(169)
Less: reclassification adjustment for net (gain) loss for fair value hedge	9,189	-	9,920	-
Income tax benefit (expense)	(1,930)	-	(2,083)	-
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	-	3,404
Income tax benefit (expense)	-	-	-	(715)
Unrealized gain (loss) on available-for-sale securities, net of tax	(9,915)	(19,509)	(2,483)	(75,346)

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	-	(3,404)
Income tax benefit (expense)	-	-	-	715
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	67	53	261	297
Income tax benefit (expense)	(14)	(11)	(55)	(62)
Unrealized loss on held to maturity securities, net of tax	53	42	206	(2,454)

Change in net unrealized gain (loss) on cash flow hedge	9,625	6,618	12,748	1,042
Income tax benefit (expense)	(2,021)	(1,390)	(2,677)	(219)
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: amortization of net unrealized (gains) losses included in net income	897	416	1,940	723
Income tax benefit (expense)	(188)	(87)	(407)	(152)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	8,313	5,557	11,604	1,394

Other comprehensive income (loss), net of tax	(1,549)	(13,910)	9,327	(76,406)

Comprehensive income (loss)	$3,573	$(8,097)	$25,295	$(59,450)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2022	7,503,072	$171,804	$59,728	$(65,072)	$166,460

Net income			5,813		5,813
Other comprehensive income (loss)				(13,910)	(13,910)
Shares issued	6,964	32			32
Effect of employee stock purchases		6			6
Stock-based compensation expense		133			133
Cash dividends declared ($0.25 per share)			(1,877)		(1,877)

Balance, September 30, 2022	7,510,036	$171,975	$63,664	$(78,982)	$156,657

Balance, July 1, 2023	7,534,658	$172,880	$67,281	$(60,921)	$179,240

Net income			5,122		5,122
Other comprehensive income (loss)				(1,549)	(1,549)
Shares issued	6,529	131			131
Effect of employee stock purchases		9			9
Stock-based compensation expense		167			167
Cash dividends declared ($0.26 per share)			(1,959)		(1,959)

Balance, September 30, 2023	7,541,187	$173,187	$70,444	$(62,470)	$181,161

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			16,956		16,956
Other comprehensive income (loss)				(76,406)	(76,406)
Shares issued	25,556	304			304
Effect of employee stock purchases		19			19
Stock options exercised and issued		421			421
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($0.75 per share)			(5,624)		(5,624)

Balance, September 30, 2022	7,510,036	$171,975	$63,664	$(78,982)	$156,657

Balance, January 1, 2023	7,516,098	$172,277	$68,394	$(71,797)	$168,874
Adoption of ASU 2016-13 (CECL) on January 1, 2023			(8,046)		(8,046)
Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			15,968		15,968
Other comprehensive income (loss)				9,327	9,327
Shares issued	25,089	428			428
Effect of employee stock purchases		23			23
Stock-based compensation expense		459			459
Cash dividends declared ($0.78 per share)			(5,872)		(5,872)

Balance, September 30, 2023	7,541,187	$173,187	$70,444	$(62,470)	$181,161

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,968	$16,956
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	(225)	100
Depreciation	1,854	2,041
Amortization	7,495	8,145
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	741	726
Net losses (gains) on sales of available for sale securities	71	805
Net change in market value of equity securities	456	1,006
Gains on sales of loans	(1,479)	(2,123)
Loans originated for sale	(37,845)	(68,434)
Proceeds from loan sales	38,330	70,155
Earnings on bank-owned life insurance	(810)	(793)
Proceeds from BOLI policy	-	130
Earnings on death benefit from bank-owned life insurance	-	(14)
(Gains)/losses on sales of other real estate owned	-	(41)
Proceeds from sales of other real estate owned	144	235
Deferred federal income tax (benefit)/expense	138	169
Net change in:
Other assets	4,443	(4,461)
Other liabilities	28,049	7,423
Net cash provided by operating activities	57,330	32,025

Cash flows from investing activities:
Sales of securities available for sale	-	47,167
Sales of equity securities	887	-
Maturities, prepayments and calls of securities available for sale	21,981	39,024
Maturities, prepayments and calls of securities held to maturity	10,218	6,277
Purchases of securities available for sale	(110)	(54,347)
Purchases of securities held to maturity	(597)	(7,505)
Purchase of Federal Home Loan Bank stock	(4,849)	-
Proceeds from redemption of Federal Home Loan Bank stock	3,916	-
Loan originations and payments, net	(120,271)	(73,321)
Additions to premises and equipment	(3,454)	(1,238)
Proceeds from (payments for) derivative contracts, net	382	(16,547)
Payments for derivative contracts settlements	(4,191)	-
Net cash flows from investing activities	(96,088)	(60,490)

Cash flows from financing activities:
Net change in deposits	15,192	104,360
Net change in short term borrowings	130,000	(50,000)
Issuance of common stock	168	80
Repurchase of common stock	-	(682)
Share based compensation withholding obligation	-	(62)
Cash dividends	(5,872)	(5,624)
Cash related to equity issuance for merger	-	-
Net cash provided by financing activities	139,488	48,072

Net change in cash and cash equivalents	100,730	19,607
Beginning cash and cash equivalents	43,943	31,887

Ending cash and cash equivalents	$144,673	$51,494

Supplemental disclosures of cash flow information:
Cash paid for interest	$18,393	$4,738
Cash paid for income taxes	3,900	200
Loans transferred to other real estate owned	266	-

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

Stock Transactions

A total of 3,340 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $76,000 under the terms of the Directors’ Stock Purchase Plan in the third quarter of 2023. A total of 3,189 shares for a cash price of $53,000 were issued under the Employee Stock Purchase Plan in the third quarter of 2023. ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in the third quarter of 2023.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Recently Issued Accounting Pronouncements

Allowance for Credit Losses ("ACL")

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU (as subsequently amended by ASU 2018-19) significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the former “incurred loss” approach with an “expected loss” model. The new model, referred to as the CECL model, applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. The standard also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ACL. In addition, entities need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. A reasonable and supportable economic forecast is a key component of the CECL methodology.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of September 30, 2023, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level by a third party. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the third quarter of 2023; however, the effect was insignificant.

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

Securities Available for Sale - For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At September 30, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Securities Held to Maturity - Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At September 30, 2023, the ACL related to securities HTM is insignificant.

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

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

September 30, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,928	$208	$(874)	$7,262

December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,982	$305	$(721)	$8,566

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses. Mortgage backed security and collateralized mortgage obligation maturities are based on the average life at the prepayment speed and all other security types are based on the pre-refund date, call date, or maturity date:

	September 30, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,463	$-	$(13,431)	$77,032
State and municipal	260,976	-	(48,262)	212,714
Mortgage-backed	219,113	9	(30,058)	189,064
Corporate	760	-	(51)	709
Asset-backed securities	11,675	-	(390)	11,285
Total	$582,987	$9	$(92,192)	$490,804

Held to Maturity:
U.S. Government and federal agency	$2,971	$-	$(396)	$2,575
State and municipal	196,580	3	(42,986)	153,597
Mortgage-backed	194,545	-	(33,599)	160,946
Corporate	20,005	16	(3,117)	16,904
Asset-backed securities	642	-	(39)	603
Total	$414,743	$19	$(80,137)	$334,625

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,810	$-	$(12,606)	$78,204
State and municipal	277,489	-	(47,551)	229,938
Mortgage-backed	236,703	-	(28,140)	208,563
Corporate	757	-	(46)	711
Asset-backed securities	13,031	-	(698)	12,333
Total	$618,790	$-	$(89,041)	$529,749

Held to Maturity:
U.S. Government and federal agency	$2,966	$-	$(421)	$2,545
State and municipal	201,890	1	(39,355)	162,536
Mortgage-backed	200,473	-	(29,868)	170,605
Corporate	19,603	-	(2,285)	17,318
Asset-backed securities	974	-	(77)	897
Total	$425,906	$1	$(72,006)	$353,901

Available for sale securities with unrealized losses as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$77,032	$13,431	$77,032	$13,431
State and municipal	529	35	212,185	48,227	212,714	48,262
Mortgage-backed	4,099	160	174,956	29,898	179,055	30,058
Corporate	-	-	709	51	709	51
Asset-backed securities	-	-	11,285	390	11,285	390
Total temporarily impaired	$4,628	$195	$476,167	$91,997	$480,795	$92,192

	December 31, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$78,204	$12,606	$78,204	$12,606
State and municipal	89,158	12,612	140,390	34,939	229,548	47,551
Mortgage-backed	63,249	3,093	144,318	25,047	207,567	28,140
Corporate	711	46	-	-	711	46
Asset-backed securities	-	-	12,333	698	12,333	698
Total temporarily impaired	$153,118	$15,751	$375,245	$73,290	$528,363	$89,041

Held to maturity securities with unrealized losses as of September 30, 2023 and December 31, 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,575	$396	$2,575	$396
State and municipal	125	6	153,293	42,980	153,418	42,986
Mortgage-backed	-	-	160,946	33,599	160,946	33,599
Corporate	-	-	15,251	3,117	15,251	3,117
Asset-backed securities	-	-	603	39	603	39
Total temporarily impaired	$125	$6	$332,668	$80,131	$332,793	$80,137

	December 31, 2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,545	$421	$2,545	$421
State and municipal	13,457	1,899	149,016	37,456	162,473	39,355
Mortgage-backed	25,582	822	145,024	29,046	170,606	29,868
Corporate	5,296	603	10,771	1,682	16,067	2,285
Asset-backed securities	-	-	897	77	897	77
Total temporarily impaired	$44,335	$3,324	$308,253	$68,682	$352,588	$72,006

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and nine months ended September 30, 2023, and no other-than-temporary impairment charges were recorded in the same periods in 2022.

At September 30, 2023 and December 31, 2022, there were 591 and 611 securities with an unrealized loss, respectively. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at September 30, 2023, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On September 30, 2023, 86% of state and municipal bonds held are rated AA or better, 11% are A rated and 3% are not rated. Of the mortgage-backed securities held on September 30, 2023, 38% were issued by US government sponsored entities and agencies, and rated AA, 39% are AAA rated private issue and collateralized mortgage obligation, and 23% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Presented below is a schedule of maturities of securities as of September 30, 2023. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	55,662	21,370	-	77,032
State and municipal	1,854	9,677	36,082	165,101	212,714
Corporate	509	-	200	—	709
Asset-backed securities	—	8,195	3,090	—	11,285
Total debt securities	2,363	73,534	60,742	165,101	301,740

Mortgage-backed securities	14,001	59,091	109,991	5,981	189,064
Total Available for Sale	$16,364	$132,625	$170,733	$171,082	$490,804

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$—	$2,971	$-	$—	$2,971
State and municipal	1,056	9,425	80,002	106,097	196,580
Corporate	—	-	20,005	-	20,005
Asset-backed securities	—	642	—	—	642
Total debt securities	1,056	13,038	100,007	106,097	220,198

Mortgage-backed securities	14,753	30,664	149,128	—	194,545
Total Held to Maturity	$15,809	$43,702	$249,135	$106,097	$414,743

Following is information regarding unrealized gains and losses on equity securities for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net gains and (losses) recognized during the period	$(205)	$(323)	$(527)	$(1,006)
Less: Net gains and (losses) recognized during the period on securities sold	(71)	—	(71)	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(134)	$(323)	$(456)	$(1,006)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$43,290	3.31%	$64,159	5.39%	(32.53)%
Commercial and Industrial	222,357	16.98%	210,210	17.67%	5.78%
Commercial Real Estate	709,960	54.20%	630,953	53.03%	12.52%
Consumer	37,605	2.87%	39,808	3.35%	(5.53)%
Construction Real Estate	16,477	1.26%	14,736	1.24%	11.81%
Residential Real Estate	256,348	19.57%	229,916	19.32%	11.50%
Loans to Other Financial Institutions	23,763	1.81%	-	0.00%	100.00%
Gross Loans	$1,309,800		$1,189,782

Allowance for credit losses	14,872	1.14%	7,619	0.64%

Net loans	$1,294,928		$1,182,163

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Credit Losses Three Months Ended September 30, 2023
Beginning balance	$78	$2,896	$885	$7,237	$70	$3,376	$40	$—	$14,582
Charge-offs	—	(73)	(161)	—	—	(27)	—	—	(261)
Recoveries	—	28	80	—	—	5	—	—	113
Provision	5	(328)	22	908	(19)	(150)	—	—	438
Ending balance	$83	$2,523	$826	$8,145	$51	$3,204	$40	$—	$14,872

Allowance for Credit Losses Nine Months Ended September 30, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$—	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	—	(13)	7,165
Charge-offs	—	(73)	(432)	—	—	(27)	—	—	(532)
Recoveries	—	57	208	13	—	10	—	—	288
Provision	(75)	(409)	199	304	(32)	305	40	—	332
Ending balance	$83	$2,523	$826	$8,145	$51	$3,204	$40	$—	$14,872

Individually evaluated for credit loss	$3	$89	$—	$347	$—	$45	$—	$—	$484

Collectively evaluated for credit loss	$80	$2,434	$826	$7,798	$51	$3,159	$40	$—	$14,388

Loans
September 30, 2023
Individually evaluated for credit loss	$65	$269	$6	$1,070	$—	$1,738	$—		$3,148
Collectively evaluated for credit loss	43,225	222,088	37,599	708,890	16,477	254,610	23,763		1,306,652
Ending balance	$43,290	$222,357	$37,605	$709,960	$16,477	$256,348	$23,763		$1,309,800

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended September 30, 2022
Beginning balance	$132	$1,613	$309	$4,224	$45	$691	$402	$7,416
Charge-offs	—	(47)	(128)	—	—	—	—	(175)
Recoveries	—	59	56	1	—	—	—	116
Provision	8	(252)	66	384	14	178	(298)	100
Ending balance	$140	$1,373	$303	$4,609	$59	$869	$104	$7,457

Allowance for Loan Losses Nine Months Ended September 30, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$1,010	$7,688
Charge-offs	—	(177)	(383)	—	—	—	—	(560)
Recoveries	—	62	162	3	-	2	—	229
Provision	(308)	34	234	901	(51)	196	(906)	100
Ending balance	$140	$1,373	$303	$4,609	$59	$869	$104	$7,457

Individually evaluated for impairment	$1	$6	$1	$6	$—	$143	$—	$157

Collectively evaluated for impairment	$139	$1,367	$302	$4,603	$59	$726	$104	$7,300

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses
December 31, 2022
Individually evaluated for impairment	$2	$14	$1	$5	$—	$131	$—	$153

Collectively evaluated for impairment	$142	$1,347	$309	$4,817	$63	$775	$13	$7,466

Loans
December 31, 2022
Individually evaluated for impairment	$23	$177	$7	$165	$—	$2,474		$2,846
Collectively evaluated for impairment	64,136	206,074	39,793	622,131	14,736	225,792		1,172,662
Acquired with deteriorated credit quality	—	3,959	8	8,657	—	1,650		14,274
Ending balance	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916		$1,189,782

The provision for credit losses on loans was an expense of $438,000 and an expense of $332,000 in the third quarter and first nine months of 2023 respectively, compared to an expense of $100,000 in the same periods in the prior year. The provision expense was deemed necessary due to third quarter 2023 core loan growth of $60.6 million offset by the impact of improvements in the Federal Open Market Committee ("FOMC") forecast for unemployment and Gross Domestic Product ("GDP"). The FOMC forecast for change in real GDP improved from 1.0% in June 2023 to 2.1% in September 2023, while the unemployment rate forecast improved from 4.1% in June 2023 to 3.8% in September 2023.

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

Risk rating 6 or special mention: Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current net worth and debt service capacity of the borrower or of any pledged collateral. These loans, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that ChoiceOne will sustain some future loss if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual credit classified as substandard. Loans falling into this category should have clear action plans and timelines with benchmarks to return to a pass grade.

Risk rating 7 or substandard: Loans and other credit extensions graded “7” have all the weaknesses inherent in those graded “6”, with the added characteristic that the severity of the weaknesses makes collection or liquidation in full highly questionable or improbable based upon currently existing facts, conditions, and values. Loans in this classification should be evaluated for non-accrual status. All nonaccrual commercial and retail loans must be graded a risk rating “7” or worse.

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

Risk rating 9 or loss: Loans in this classification are considered uncollectible and cannot be justified as a viable asset of ChoiceOne. This classification does not mean the loan has absolutely no recovery value, but that it is neither practical nor desirable to defer writing off this loan even though partial recovery may be obtained in the future.

The following table reflects the amortized cost basis of loans as of September 30, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$1,963	$4,129	$3,134	$1,813	$7,184	$18,311	$36,534	$6,512	$43,046
Special mention	-	-	-	-	176	68	244	-	244
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$1,963	$4,129	$3,134	$1,813	$7,360	$18,379	$36,778	$6,512	$43,290
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$17,445	$47,330	$25,078	$11,584	$11,077	$12,891	$125,405	$96,604	$222,009
Special mention	-	-	31	39	83	82	235	7	242
Substandard	-	60	30	-	-	16	106	-	106
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$17,445	$47,390	$25,139	$11,623	$11,160	$12,989	$125,746	$96,611	$222,357
Current year-to-date gross write-offs	$-	$-	$-	$71	$-	$-	$71	$-	$71

Commercial Real Estate
Pass	$72,271	$137,771	$109,265	$73,112	$45,074	$141,265	$578,758	$129,070	$707,828
Special mention	-	-	-	-	-	572	572	-	572
Substandard	-	-	-	-	-	1,560	1,560	-	1,560
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$72,271	$137,771	$109,265	$73,112	$45,074	$143,397	$580,890	$129,070	$709,960

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$8,246	$14,922	$7,421	$3,332	$1,472	$1,404	$36,797	$808	$37,605
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$8,246	$14,922	$7,421	$3,332	$1,472	$1,404	$36,797	$808	$37,605
Current year-to-date gross write-offs	$1	$13	$11	$28	$-	$1	$54	$-	$54

Construction real estate
Performing	$777	$1,089	$557	$-	$-	$-	$2,423	$14,054	$16,477
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$777	$1,089	$557	$-	$-	$-	$2,423	$14,054	$16,477
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$38,656	$66,921	$29,360	$17,023	$13,292	$41,778	$207,030	$47,751	$254,781
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	464	70	-	-	541	1,075	492	1,567
Total	$38,656	$67,385	$29,430	$17,023	$13,292	$42,319	$208,105	$48,243	$256,348
Current year-to-date gross write-offs	$-	$27	$-	$-	$-	$1	$28	$-	$28

Loans to Other Financial Institutions
Performing	$23,763	$-	$-	$-	$-	$-	$23,763	$-	$23,763
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$23,763	$-	$-	$-	$-	$-	$23,763	$-	$23,763
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Grand Total	$71,442	$83,396	$37,408	$20,355	$14,764	$43,723	$271,088	$63,105	$334,193

Corporate Credit Exposure - Credit risk profile by credit worthiness category

(Dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Pass	$63,867	$209,700	$624,555
Special Mention	289	400	2,048
Substandard	3	110	4,350
Doubtful	—	-	—
Loss	-	-	-
	$64,159	$210,210	$630,953

Consumer Credit Exposure - Credit risk profile based on payment activity

(Dollars in thousands)	Consumer	Construction Real Estate	Residential Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Performing	$39,808	$14,736	$228,653
Nonperforming	—	—	—
Nonaccrual	—	—	1,263
	$39,808	$14,736	$229,916

The following table presents the amortized cost basis as of September 30, 2023 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the reporting period.

For the period ended:	September 30, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	$70	0%
Residential real estate	129	0%
Total	$199

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable.

For the period ended:	September 30, 2023
Term Extension
Commercial and industrial	Termed out line of credit & termed out draw note
Residential real estate	Provided with new twelve month payment plan to catch up on past due balance.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	September 30, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	70
Residential real estate	129
Total	$199

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	September 30, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	62	8	—	70
Residential real estate	—	—	129	129
Total	$62	$8	$129	$199

The following table provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the three and nine months ended September 30, 2022.

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Agricultural	—	$—	$—	1	$253	$253
Commercial and industrial	—	—	—	1	18	18
Total	—	$—	$—	2	$271	$271

There were no TDRs where the borrower was past due with respect to principal and/or interest for 30 days or more during the three months ended September 30, 2022, which loans had been modified and classified as TDRs during the year prior to the default.

Nonaccrual loans by loan category as of September 30, 2023 were as follows:

(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Commercial and industrial	$—	$103	$—	$5
Residential real estate	457	1,567	-	10
Total nonaccrual loans	$457	$1,670	$—	$15

Nonaccrual loans by loan category as of December 31, 2022 were as follows:

(Dollars in thousands)	Total nonaccrual loans
Residential real estate	$1,263
$1,263

The following schedule provides information regarding average balances of loans evaluated for impairment at December 31, 2022 and September 30, 2022 and interest recognized on impaired loans for the three months and nine months ended September 30, 2022:

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
December 31, 2022
With no related allowance recorded
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Residential real estate	550	595	—
Subtotal	550	595	—
With an allowance recorded
Agricultural	23	27	2
Commercial and industrial	177	177	14
Consumer	7	7	1
Construction real estate	—	—	—
Commercial real estate	165	165	5
Residential real estate	1,924	1,954	131
Subtotal	2,296	2,330	153
Total
Agricultural	23	27	2
Commercial and industrial	177	177	14
Consumer	7	7	1
Construction real estate	—	—	—
Commercial real estate	165	165	5
Residential real estate	2,474	2,549	131
Total	$2,846	$2,925	$153

		Unpaid
(Dollars in thousands)	Recorded	Principal	Related
	Investment	Balance	Allowance
September 30, 2022
With no related allowance recorded
Agricultural	$307	$428	$—
Commercial and industrial	—	—	—
Consumer	—	—	—
Construction real estate	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Subtotal	307	428	—
With an allowance recorded
Agricultural	5	5	1
Commercial and industrial	108	185	6
Consumer	7	7	1
Construction real estate	—	—	—
Commercial real estate	140	140	6
Residential real estate	2,070	2,149	143
Subtotal	2,330	2,486	157
Total
Agricultural	312	433	1
Commercial and industrial	108	185	6
Consumer	7	7	1
Construction real estate	—	—	—
Commercial real estate	140	140	6

Residential real estate	2,070	2,149	143
Total	$2,637	$2,914	$157

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Three Months Ended September 30, 2022
With no related allowance recorded
Agricultural	$310	$—
Commercial and industrial	—	—
Consumer	—	—
Construction real estate	—	—
Commercial real estate	—	—
Residential real estate	220	—
Subtotal	530	—
With an allowance recorded
Agricultural	6	-
Commercial and industrial	134	1
Consumer	7	—
Construction real estate	—	—
Commercial real estate	145	2
Residential real estate	1,842	16
Subtotal	2,134	19
Total
Agricultural	316	—
Commercial and industrial	134	1
Consumer	7	—
Construction real estate	—	—
Commercial real estate	145	2
Residential real estate	2,062	16
Total	$2,664	$19

	Average	Interest
(Dollars in thousands)	Recorded	Income
	Investment	Recognized
Nine Months Ended September 30, 2022
With no related allowance recorded
Agricultural	$312	$—
Commercial and industrial	23	—
Consumer	—	—
Construction real estate	—	—
Commercial real estate	23	—
Residential real estate	151	—
Subtotal	509	-
With an allowance recorded
Agricultural	1,136	—
Commercial and industrial	217	3
Consumer	15	—
Construction real estate	—	—
Commercial real estate	159	7
Residential real estate	1,891	49
Subtotal	3,418	59
Total
Agricultural	1,448	-
Commercial and industrial	240	3
Consumer	15	-
Construction real estate	-	-
Commercial real estate	182	7
Residential real estate	2,042	49
Total	$3,927	$59

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2023
Agricultural	$—	$—	$—	$—	$43,290	$43,290	$—
Commercial and industrial	101	—	90	191	222,166	222,357	—
Consumer	30	6	—	36	37,569	37,605	—
Commercial real estate	—	—	—	—	709,960	709,960	—
Construction real estate	—	—	—	—	16,477	16,477	—
Residential real estate	1,320	30	702	2,052	254,296	256,348
Loans to Other Financial Institutions	—	—	—	—	23,763	23,763
	$1,451	$36	$792	$2,279	$1,307,521	$1,309,800	$—

December 31, 2022
Agricultural	$—	$—	$—	$—	$64,159	$64,159	$—
Commercial and industrial	—	171	—	171	210,039	210,210	—
Consumer	39	7	—	46	39,762	39,808	—
Commercial real estate	—	—	—	—	630,953	630,953	—
Construction real estate	—	—	—	—	14,736	14,736	—
Residential real estate	682	—	842	1,524	228,392	229,916	—
	$721	$178	$842	$1,741	$1,188,041	$1,189,782	$—

(1) Includes nonaccrual loans.

The table below presents a roll forward of the accretable yield on the County Bank Corp. acquired loan portfolio for the year ended December 31, 2022 and the nine months ended September 30, 2023 (dollars in thousands):

(Dollars in thousands)	Purchased with credit deterioration	Purchased without credit deterioration	Acquired
			Total
Balance January 1, 2022	$288	$1,176	$1,464
Transfer from non-accretable to accretable yield	2,192	—	2,192
Accretion January 1, 2022 through December 31, 2022	(553)	(98)	(651)
Balance January 1, 2023	1,927	1,078	3,005
Transfer from non-accretable to accretable yield	—	—	—
Accretion January 1, 2023 through September 30, 2023	(402)	(405)	(807)
Balance, September 30, 2023	$1,525	$673	$2,198

The table below presents a roll forward of the accretable yield on the Community Shores Bank Corporation acquired loan portfolio for the year ended December 31, 2022 and the nine months ended September 30, 2023 (dollars in thousands):

	Purchased with credit deterioration	Purchased without credit deterioration	Acquired
			Total
Balance January 1, 2022	$522	$197	$719
Transfer from non-accretable to accretable yield	1,086	—	1,086
Accretion January 1, 2022 through December 31, 2022	(993)	(197)	(1,190)
Balance January 1, 2023	615	—	615
Transfer from non-accretable to accretable yield	622	—	622
Accretion January 1, 2023 through September 30, 2023	(470)	—	(470)
Balance, September 30, 2023	$767	—	$767

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2023	2022	2023	2022
Basic
Net income	$5,122	$5,813	$15,968	$16,956

Weighted average common shares outstanding	7,537,996	7,507,538	7,528,887	7,500,877

Basic earnings per common shares	$0.68	$0.77	$2.12	$2.26

Diluted
Net income	$5,122	$5,813	$15,968	$16,956

Weighted average common shares outstanding	7,537,996	7,507,538	7,528,887	7,500,877
Plus dilutive stock options and restricted stock units	30,038	12,820	33,273	17,279

Weighted average common shares outstanding and potentially dilutive shares	7,568,034	7,520,358	7,562,160	7,518,156

Diluted earnings per common share	$0.68	$0.77	$2.12	$2.26

There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three and nine months ended September 30, 2023. There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three and nine months ended September 30, 2022. There were no restricted stock units that were considered anti-dilutive for the three and nine months ended September 30, 2023 and September 30, 2022.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Assets
Cash and cash equivalents	$144,673	$144,673	$144,673	$-	$-
Equity securities at fair value	7,262	7,262	4,543	-	2,719
Securities available for sale	490,804	490,804	77,032	413,772	-
Securities held to maturity	414,743	334,625	-	322,107	12,518
Federal Home Loan Bank and Federal
Reserve Bank stock	9,514	9,514	-	9,514	-
Loans held for sale	5,222	5,378	-	5,378	-
Loans, net	1,294,928	1,258,262	-	-	1,258,262
Accrued interest receivable	10,491	10,491	-	10,491	-
Interest rate lock commitments	60	60	-	60	-
Mortgage loan servicing rights	3,944	6,050	-	6,050	-
Interest rate derivative contracts	29,900	29,900	-	29,900	-

Liabilities
Noninterest-bearing deposits	531,962	531,962	531,962	-	-
Interest-bearing deposits	1,551,995	1,549,272	-	1,549,272	-
Brokered deposits	49,238	49,137	-	49,137	-
Borrowings	180,000	179,041	-	179,041	-
Subordinated debentures	35,446	30,751	-	30,751	-
Accrued interest payable	3,906	3,906	-	3,906	-
Interest rate derivative contracts	-	-	-	-	-

December 31, 2022
Assets
Cash and cash equivalents	$43,943	$43,943	$43,943	$-	$-
Equity securities at fair value	8,566	8,566	6,024	-	2,542
Securities available for sale	529,749	529,749	78,204	451,545	-
Securities held to maturity	425,906	353,901	-	338,583	15,318
Federal Home Loan Bank and Federal
Reserve Bank stock	8,581	8,581	-	8,581	-
Loans held for sale	4,834	4,979	-	4,979	-
Core loans, net	1,182,163	1,123,198	-	-	1,123,198
Accrued interest receivable	8,949	8,949	-	8,949	-
Interest rate lock commitments	28	28	-	28	-
Mortgage loan servicing rights	4,322	5,855	-	5,855	-
Interest rate derivative contracts	9,204	9,204	-	9,204	-

Liabilities
Noninterest-bearing deposits	599,579	599,579	599,579	-	-
Interest-bearing deposits	1,518,424	1,514,294	-	1,514,294	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,262	30,304	-	30,304	-
Accrued interest payable	610	610	-	610	-
Interest rate derivative contracts	5,823	5,823	-	5,823	-

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2023
Equity securities	$4,543	$-	$2,719	$7,262

Investment Securities, Available for Sale - September 30, 2023
U.S. Treasury notes and bonds	$77,032	$-	$-	$77,032
State and municipal	-	212,714	-	212,714
Mortgage-backed	-	189,064	-	189,064
Corporate	-	709	-	709
Asset-backed securities	-	11,285	-	11,285
Total	$77,032	$413,772	$-	$490,804

Derivative Instruments - September 30, 2023
Interest rate derivative contracts - assets	$-	$29,900	$-	$29,900
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Equity Securities Held at Fair Value - December 31, 2022
Equity securities	$6,024	$-	$2,542	$8,566

Investment Securities, Available for Sale - December 31, 2022
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	78,204	-	-	78,204
State and municipal	-	229,938	-	229,938
Mortgage-backed	-	208,563	-	208,563
Corporate	-	711	-	711
Asset-backed securities	-	12,333	-	12,333
Total	$78,204	$451,545	$-	$529,749

Derivative Instruments - December 31, 2022
Interest rate derivative contracts - assets	$-	$9,204	$-	$9,204
Interest rate derivative contracts - liabilities	$-	$5,823	$-	$5,823

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2023	2022
Equity Securities Held at Fair Value
Balance, January 1	$2,542	$1,768
Total realized and unrealized gains included in noninterest income	67	18
Net purchases, sales, calls, and maturities	110	75
Net transfers into Level 3	-	-
Balance, September 30,	$2,719	$1,861

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$67	$18

Investment Securities, Available for Sale
Balance, January 1	$-	$21,050
Total unrealized gains included in other comprehensive income	-	-
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Transfer to held to maturity	-	(21,050)
Balance, September 30,	$-	$-

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$-	$-

Both observable and unobservable inputs may be used to determine the fair value of positions classified as Level 3 investment securities and liabilities. As a result, the unrealized gains and losses for these assets and liabilities presented in the tables above may include changes in fair value that were attributable to both observable and unobservable inputs.

Securities categorized as Level 3 assets as of September 30, 2023 and December 31, 2022 primarily consist of common and preferred equity securities of community banks. ChoiceOne estimates the fair value of these equity securities based on the present value of expected future cash flows using management’s best estimate of key assumptions, including forecasted interest yield and payment rates, credit quality and a discount rate commensurate with the current market and other risks involved.

ChoiceOne also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
September 30, 2023	$1,896	$-	$-	$1,896
December 31, 2022	$2,846	$-	$-	$2,846

Other Real Estate
September 30, 2023	$122	$-	$-	$122
December 31, 2022	$-	$-	$-	$-

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
Service charges and fees on deposit accounts	$1,176	$1,152	$3,307	$3,218
Interchange income	1,206	1,306	3,613	3,782
Investment commission income	173	158	541	596
Trust fee income	197	174	577	528
Other charges and fees for customer services	184	113	476	387
Noninterest income from contracts with customers within the scope of ASC 606	2,936	2,903	8,514	8,511
Noninterest income within the scope of other GAAP topics	768	144	2,346	1,812
Total noninterest income	$3,704	$3,047	$10,860	$10,323

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

Net cash settlements received on these four pay-fixed/receive-floating swaps were $959,000 and $2.3 million for the three and nine months ended September 30, 2023, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$29,900	Other Assets	$9,204
Interest rate contracts	Other Liabilities	$—	Other Liabilities	$5,823

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended September 30, 2023		Three months ended September 30, 2022		Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(30)	$-	$(8)	$(209)	$(534)	$-	$414	$(364)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(9,189)	$-	$(4,229)	$-	$(9,920)	$-	$(4,300)	$-
Derivatives designated as hedging instruments	$9,097	$-	$4,229	$-	$9,842	$-	$4,300	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$(206)	$-	$-	$-	$(359)	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(897)	$-	$-	$-	$(1,940)	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$(209)	$-	$-	$-	$(364)

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

September 30, 2023
Cumulative amount of Fair
Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$223,667	$(11,851)

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue,” “future,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for credit losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other post-retirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2022 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

ChoiceOne reported net income of $5,122,000 and $15,968,000 for the three and nine months ended September 30, 2023, compared to $5,813,000 and $16,956,000 for the same periods in 2022. Diluted earnings per share were $0.68 and $2.12 in the three and nine months ended September 30, 2023, compared to $0.77 and $2.26 per share in the same periods in the prior year. The increase in deposit costs during the first nine months of 2023 has negatively impacted earnings, offset by higher interest income from higher interest rates on loans and organic loan growth.

Total assets as of September 30, 2023, increased $90.5 million as compared to June 30, 2023. The asset growth during the third quarter is due to an increase in cash of $67.9 million and an increase in core loans of $60.6 million offset by a decrease in securities of $41.2 million. Asset growth from September 30, 2022 to September 30, 2023 of $210.7 million is due to an increase in cash of $93.2 million and an increase in core loans of $153.6 million or 13.6% offset by a decrease in securities of $52.5 million. ChoiceOne management has intentionally increased liquidity to fund organic loan growth while shifting earning assets into loans as demonstrated by the growth during the three and nine months ended September 30, 2023.

Deposits, excluding brokered deposits, increased by $48.9 million or an annualized 9.6% in the third quarter of 2023 and decreased $72.7 million or 3.4% as of September 30, 2023 compared to September 30, 2022. The decrease in deposits since September 30, 2022 was largely concentrated in the first quarter of 2023 as a result of a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates in money market securities or other investments. Deposits grew in the third quarter of 2023 due to new business, recapture of deposit losses, and some seasonality in municipal balances. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program ("BTFP") and FHLB advances to ensure ample liquidity. At September 30, 2023, total available borrowing capacity from all sources was $796.1 million. Uninsured deposits totaled $724.1 million or 34.7% of deposits at September 30, 2023.

The cost of deposits increased to 1.36% during the three months ended September 30, 2023, compared to 0.98% and 0.29% for the three months ended June 30, 2023 and September 30, 2022, respectively, due to rising short term interest rates and is expected to continue to increase as deposits reprice and customers migrate to CD products. ChoiceOne is actively managing these costs and expects rates paid on deposits to continue to lag the federal funds rate. Interest expense on borrowings for the three and nine months ended September 30, 2023, increased $2.5 million and $5.0 million, respectively, compared to the same periods in the prior year, due to increases in borrowing amounts and interest rates. Borrowings include $160 million from the BTFP with a fixed rate of 4.71% through May 2024 and $20 million of FHLB borrowings with a fixed rate of 4.88% through July of 2025. This funding structure has helped moderate interest expense increases in the third quarter as rates have risen. Total cost of funds (annualized interest paid on all interest bearing liabilities over average interest bearing liabilities plus demand deposits) increased to 1.70% in the third quarter of 2023 compared to 1.29% in the second quarter of 2023 and 0.35% in the second quarter of 2022.

The return on average assets and return on average shareholders’ equity were 0.80% and 11.31%, respectively, for the third quarter of 2023, compared to 0.97% and 14.11%, respectively, for the same period in 2022. The return on average assets and return on average shareholders’ equity were 0.87% and 12.26%, respectively, for the first nine months of 2023, compared to 0.95% and 12.32%, respectively, for the same period in 2022. The decrease in the return on average shareholders' equity in the three months ended September 30, 2023, was caused by an increase in shareholders’ equity. The increase in shareholders' equity was related to a decrease in unrealized losses on available for sale securities and an increase in the fair value of derivatives.

Dividends

Cash dividends of $2.0 million or $0.26 per share were declared in the third quarter of 2023, compared to $1.9 million or $0.25 per share in the third quarter of 2022. Cash dividends declared in the first nine months of 2023 were $5.9 million or $0.78 per share, compared to $5.6 million or $0.75 per share in the same period during the prior year. The cash dividend payout percentage was 36.8% for the first nine months of 2023, compared to 33.2% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and nine months ended September 30, 2023 and 2022. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)(6)	$1,278,421	$17,779	5.52%	$1,128,679	$13,622	4.83%
Taxable securities (2)(6)	741,287	5,345	2.86	774,040	3,943	2.04
Nontaxable securities (1)	294,498	1,797	2.42	305,661	1,853	2.43
Other	128,704	1,766	5.44	43,418	238	2.19
Interest-earning assets	2,442,910	26,687	4.33	2,251,798	19,656	3.49
Noninterest-earning assets	125,330			137,752
Total assets	$2,568,240			$2,389,550

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$856,485	$2,885	1.34%	$915,698	$972	0.42%
Savings deposits	357,687	462	0.51	464,382	182	0.16
Certificates of deposit	336,419	3,308	3.90	196,160	410	0.84
Brokered deposit	44,868	582	5.15	-	-	0.00
Borrowings	181,739	2,171	4.74	2,414	8	1.40
Subordinated debentures	35,413	413	4.62	35,168	375	4.27
Other	20,480	257	4.97	-	-	0.00
Interest-bearing liabilities	1,833,091	10,078	2.18	1,613,822	1,947	0.48
Demand deposits	540,497			593,793
Other noninterest-bearing liabilities	13,433			17,177
Total liabilities	2,387,021			2,224,792
Shareholders' equity	181,219			164,758
Total liabilities and shareholders' equity	$2,568,240			$2,389,550

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,609			$17,709

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.70%			3.15%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,609			$17,709
Adjustment for taxable equivalent interest		(383)			(371)
Net interest income (GAAP)		$16,226			$17,338
Net interest margin (GAAP)			2.64%			3.08%

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
(4)
Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.6 million and $1.2 million in the third quarter of 2023 and 2022, respectively. PPP loan average balances were $0 and $879,000 in the third quarter of 2023 and 2022, respectively.
(5)
Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $444,000 and $440,000 in the third quarter of 2023 and 2022, respectively. PPP fees were approximately $0 and $68,000 in the third quarter of 2023 and 2022, respectively.
(6)
Interest on loans and securities included derivative income and expense. Derivative income in securities was $637,000 and derivative expense in securities was $157,000 in the third quarter of 2023 and 2022, respectively. Derivative expense in loan interest income was $673,000 and derivative income in loan interest was $149,000 in the third quarter of 2023 and 2022, respectively.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)(6)	$1,233,463	$48,655	5.26%	$1,081,943	$38,454	4.74%
Taxable securities (2)(6)	753,490	15,637	2.77	782,378	11,001	1.87
Nontaxable securities (1)	296,453	5,372	2.42	319,381	5,921	2.47
Other	63,478	2,514	5.28	40,217	314	1.04
Interest-earning assets	2,346,884	72,178	4.10	2,223,919	55,691	3.34
Noninterest-earning assets	114,474			149,813
Total assets	$2,461,358			$2,373,732

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$848,964	$6,362	1.00%	$918,644	$2,034	0.30%
Savings deposits	378,939	1,080	0.38	455,816	485	0.14
Certificates of deposit	290,136	6,813	3.13	185,857	823	0.59
Brokered deposit	35,887	1,315	4.89	-	-	0.00
Borrowings	130,133	4,597	4.71	5,708	35	0.83
Subordinated debentures	35,352	1,222	4.61	35,205	1,099	4.16
Other	7,934	302	5.07	-	-	0.00
Interest-bearing liabilities	1,727,345	21,691	1.67	1,601,230	4,477	0.37
Demand deposits	546,983			575,483
Other noninterest-bearing liabilities	13,392			13,528
Total liabilities	2,287,720			2,190,241
Shareholders' equity	173,638			183,491
Total liabilities and shareholders' equity	$2,461,358			$2,373,732

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$50,487			$51,214

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.87%			3.07%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$50,487			$51,214
Adjustment for taxable equivalent interest		(1,158)			(1,265)
Net interest income (GAAP)		$49,329			$49,948
Net interest margin (GAAP)			2.80%			2.99%
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
(4)
Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.5 million and $1.3 million in the nine months ended September 30, 2023 and 2022, respectively. PPP loan average balances were $0 and $10.8 million in the nine months ended September 30, 2023 and 2022, respectively.
(5)
Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $1.4 million and $1.7 million in the nine months ended September 30, 2023 and 2022, respectively. PPP fees were approximately $0 and $1.2 million in the nine months ended September 30, 2023 and 2022, respectively.

(6)
Interest on loans and securities included derivative income and expense. Derivative income in securities was $1.5 million and derivative expense in securities was $166,000 in the nine months ended September 30, 2023 and 2022, respectively. Derivative expense in loan interest income was $2.1 million and derivative income in loan interest was $580,000 in the nine months ended September 30, 2023and 2022, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2023 Over 2022
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$4,157	$2,001	$2,156
Taxable securities	1,402	(1,075)	2,477
Nontaxable securities (2)	(56)	(54)	(2)
Other	1,528	870	658
Net change in interest income	7,031	1,742	5,289

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	1,913	(428)	2,341
Savings deposits	280	(283)	563
Certificates of deposit	2,898	475	2,423
Brokered deposit	582	582	-
Borrowings	2,163	2,096	67
Subordinated debentures	38	3	35
Other	257	257	-
Net change in interest expense	8,131	2,702	5,429
Net change in tax-equivalent net interest income	$(1,100)	$(960)	$(140)

	Nine Months Ended September 30,
(Dollars in thousands)	2023 Over 2022
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$10,201	$6,423	$3,778
Taxable securities	4,635	(547)	5,182
Nontaxable securities (2)	(549)	(444)	(105)
Other	2,200	350	1,850
Net change in interest income	16,487	5,782	10,705

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	4,328	(221)	4,549
Savings deposits	595	(121)	716
Certificates of deposit	5,990	886	5,104
Brokered deposit	1,315	1,315	0
Borrowings	4,562	3,930	632
Subordinated debentures	123	6	117
Other	302	302	0
Net change in interest expense	17,215	6,097	11,118
Net change in tax-equivalent net interest income	$(728)	$(315)	$(413)
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

Net Interest Income

Tax-equivalent net interest income decreased $1.1 million and $728,000 in the third quarter and first nine months of 2023, respectively, compared to the same periods in 2022. The Federal Reserve increased the federal funds rate by 5.25% from March 31, 2022 to September 30, 2023 in response to published inflation rates. This increased rates on newly originated loans and increased rates paid on deposits. Tax equivalent net interest margin decreased 45 basis points and 20 basis points in the third quarter and first nine months of 2023 to 2.70% and 2.87%, respectively, compared to the same periods in 2022. GAAP based net interest margin decreased 44 basis points and 19 basis points in the third quarter and first nine months of 2023 to 2.64% and 2.80%, respectively, compared to the same periods in 2022. Tax-equivalent net interest margin during the month of September 2023 was 2.70%.

The following table presents the cost of deposits and the cost of funds for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of deposits	1.36%	0.29%	0.99%	0.21%
Cost of funds	1.70%	0.35%	1.27%	0.37%

ChoiceOne has experienced substantial core loan growth from September 30, 2022 to September 30, 2023, leading to an increase in interest income from loans of $4.2 million and $10.2 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. Average core loans grew $149.7 million and $174.3 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. In addition, the average rate earned on loans increased 69 basis points and 52 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The increase in interest income from loans and the average rate increase on loans was muted by a decline in PPP fees and an increase in derivative expense in the three and nine months ended September 30, 2023, compared to the same periods in 2022. PPP fee income in the first nine months of 2023 was $0 compared to $68,000 and $1.2 million in the three and nine months ended September 30, 2022. Derivative loan expense was $673,000 and $2.1 million during the three and nine months ended September 30, 2023, respectively, compared to derivative loan income in the prior year of $149,000 and $580,000 during the three and nine months ended September 30, 2022.

The average balance of total securities decreased $43.9 million and $51.8 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The decrease is due to the liquidation of $31.8 million in securities during the first nine months of 2022, with the remainder attributed to paydowns and a decline in the fair value of available for sale securities. The average rate earned on securities increased 61 basis points and 62 basis points for the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, which was aided by $637,000 and $1.5 million of income related to derivative instruments for the three and nine months ended September 30, 2023, respectively, compared to a loss of $157,000 and $166,000 in the same periods in the prior year.

Interest expense increased $8.1 million and $17.2 million in the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. The average rate paid on interest bearing-demand deposits and savings deposits increased 77 basis points and 56 basis points in the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year. This was offset by the decline in the average balance of interest bearing-demand deposits and savings deposits, of $165.9 million and $146.6 million during the respective time periods. The increase in the average balance of certificates of deposit of $140.3 million and $104.3 million in the three and nine months ended September 30, 2023, respectively, combined with a 306 basis point and 254 basis point increase in the rate paid on certificates of deposits in the three and nine months ended September 30, 2023, respectively, compared to the same periods in the prior year, led to an increase in interest expense of $2.9 million and $6.0 million during the respective time periods.

In order to bolster liquidity, ChoiceOne borrowed $160.0 million from the Bank Term Funding Program ("BTFP") and currently holds $49.2 million in brokered deposits and $20.0 million in FHLB advances at the end of the third quarter of 2023. The net effect of these additional borrowed funds and brokered CDs was an increase in interest expense of $2.7 million and $5.9 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was relatively flat in the third quarter of 2023 compared to the same period in the prior year.

Provision and Allowance for Credit Losses

On January 1, 2023, ChoiceOne adopted ASU 2016-13 CECL which caused an increase in the allowance for credit losses ("ACL") of $7.2 million. The large increase was partially due to the economic environment and the nature of the CECL calculation. Approximately 20% of this increase is related to the migration of purchased loans into the portfolio assessed by the CECL calculation. ChoiceOne also booked a liability for expected credit losses on unfunded loans and other commitments of $3.3 million related to the adoption of CECL. These unfunded loans are open credit lines with current customers and loans approved by ChoiceOne but not funded. The increase in the ACL and the cost of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance.

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

Loans individually evaluated for credit losses increased by $302,000 to $3.1 million during the nine months ended September 30, 2023, and the ACL related to these individually evaluated loans increased by $331,000 during the nine months ended September 30, 2023 largely due the decline in collateral value of the impaired loans at September 30, 2023, compared to December 31, 2022.

Nonperforming loans, which includes Other Real Estate Owned (OREO) but excludes performing TLM and TDR loans, were $1.8 million as of September 30, 2023, compared to $1.2 million as of December 31, 2022. The ACL was 1.14% of total loans, excluding loans held for sale, at September 30, 2023, compared to 1.24% as of January 1, 2023 (the CECL adoption date) and 0.64% at December 31, 2022. The liability for expected credit losses on unfunded loans and other commitments was $2.7 million on September 30, 2023, compared to $3.3 million as of January 1, 2023 (the CECL adoption date) and did not exist on December 31, 2022.

Net charge-offs were $244,000 in the first nine months of 2023, compared to net charge-offs of $331,000 during the same period in 2022. Checking account charge-off and recovery activity is included in the consumer charge-off activity below. Net charge-offs for checking accounts for the first nine months of 2023 were $178,000 compared to $186,000 for the same period in the prior year. Net charge-offs on an annualized basis as a percentage of average loans were 0.03% in the first nine months of 2023 compared to annualized net charge-offs of 0.04% of average loans in the same period in the prior year.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2023 and 2022 were as follows:

(Dollars in thousands)	2023		2022
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$—	$—	$—	$—
Commercial and industrial	73	57	177	62
Consumer	432	208	383	162
Commercial real estate	—	13	—	3
Construction real estate	—	—	—	—
Residential real estate	27	10	—	2
	$532	$288	$560	$229

The provision for credit losses was $438,000 and $333,000 in the third quarter of 2023 and first nine months of 2023, respectively, compared to $100,000 in the same periods in the prior year. The provision expense was deemed necessary due to the impact of core loan growth and the increase in the calculated reserve for individually analyzed loans offset by improvements in the Federal Open Market Committee ("FOMC") forecast for unemployment and GDP growth. The FOMC forecast for change in real GDP improved from 1.0% in June to 2.1% in September while the unemployment rate forecast improved from 4.1% in June to 3.8% in September.

The loan provision expense was offset by the decrease in unfunded commitments provision of $438,000 in the third quarter of 2023 as ChoiceOne saw a decrease in the pipeline for new loans approved but not funded. The total unfunded commitments decreased $32.5 million in the third quarter of 2023 compared to June 30, 2023 and increased $7.5 million compared to January 1, 2023.

Net provision for credit losses was zero in the third quarter of 2023.

Noninterest Income

Total noninterest income increased by $657,000 and $537,000 in the three and nine months ended September 30, 2023, compared to the same periods in the prior year. The increase was largely due to losses in the securities markets which occurred during the prior year. Gains on sales of loans was slightly better in the third quarter of 2023 compared to the third quarter of 2022; however, overall volume remains somewhat depressed due to a competitive housing market and higher mortgage rates. ChoiceOne has also seen steady increases in wealth management income after recent investments in the operation, including the opening of a dedicated wealth management office in Sparta, Michigan during the third quarter of 2023.

Noninterest Expense

Total noninterest expense increased $1.0 million or 2.6%, in the nine months ended September 30, 2023 compared to the same period in 2022. The modest increase in total noninterest expense was largely related to inflationary pressures on employee wages and benefits. ChoiceOne continues to monitor expenses and looks to improve our efficiency through automation and use of digital tools. Management continues to seek out ways to manage costs; however, staying ahead of technological advances and retaining top talent continue to be important in maintaining our competitive advantage.

Income Tax Expense

Income tax expense was $3.2 million in the first nine months of 2023 compared to $3.0 million for the same period in 2022. The effective tax rate was 16.5% for the first nine months of 2023 compared to 14.8% for the same period in 2022. In the nine months ended September 30, 2023, non taxable municipal interest decreased and disallowed interest expense increased compared to the first nine months of 2022.

FINANCIAL CONDITION

Securities

Total available for sale securities on September 30, 2023, were $490.8 million compared to $529.7 on December 31, 2022, with the decrease caused by $22.0 million of principal repayments, calls or maturities, and a decrease in the fair value of the underlying securities. The unrealized loss on securities available for sale increased by $3.2 million in the first nine months of 2023. ChoiceOne's held to maturity securities declined during the first nine months of 2023, as $3.5 million of securities were called or matured and principal repayments on securities totaled $6.7 million. The securities portfolio is projected to produce approximately $173 million of cashflows over the next two years as securities mature.

At September 30, 2023, ChoiceOne had $172.3 million in unrealized losses on its investment securities, including $92.2 million in unrealized losses on available for sale securities and $80.1 in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

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

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $6.3 million as of September 30, 2023. As of December 31, 2022, equity securities included an MMP of $1.0 million and common stock of $7.6 million. The decline compared to December 31, 2022 was due to the sale of a local bank stock during the quarter.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Loans

Core loans grew organically by $60.6 million or 19.8% on an annualized basis during the third quarter of 2023 and $153.6 million or 13.6% since September 30, 2022. Loans to other financial institutions increased to $23.8 million as of September 30, 2023, compared to $70,000 as of September 30, 2022. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and the interest rate fluctuates with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment. Loan interest income increased $4.2 million and $10.2 million in the third quarter and first nine months of 2023 compared to the same period in 2022, despite being offset by a decline in PPP fees and an increase in derivative expense. PPP fee income for the three and nine months ended September 30, 2023 was $0 compared to $68,000 and $1.2 million in the three and nine months ended September 30, 2022. Derivative expense was $673,000 and $2.1 million during the three and nine months ended September 30, 2023, respectively, compared to derivative income in the prior year of $149,000 and $580,000 during the three and nine months ended September 30, 2022.

Loan growth was concentrated in residential real estate 1-4 family loans which grew $76.5 million and non-owner occupied commercial real estate loans which grew $51.5 million in the trailing twelve months from September 30, 2023. Much of this growth in commercial real estate loans is directly the result of the new loan production offices in both the city of Wyoming, Michigan and Macomb County, Michigan, as well as the newly hired experienced lenders in these locations. Part of the growth in residential real estate loans can be attributed to the 5/1 ARM product, which became popular as a mortgage option and is less salable than more traditional fixed-rate mortgage products.

During the third quarter and first nine months of 2023, ChoiceOne recorded accretion income related to acquired loans in the amount of $444,000 and $1.4 million, respectively. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $3.0 million as of September 30, 2023.

Asset Quality

Information regarding individually evaluated loans can be found in Note 3 to the consolidated financial statements included in this report. The total balance of individually evaluated loans was $3.1 million on September 30, 2023, compared to $2.8 million of impaired loans as of December 31, 2022. The change in the first nine months of 2023 was primarily due to an increase in non-accrual residential mortgage loans.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis and loans, not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments.

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	September 30,	December 31,
	2023	2022
Loans accounted for on a nonaccrual basis	$1,670	$1,263
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	—	—
Loans past due defined as "troubled loan modifications" or "troubled debt restructurings " which are not included above	137	—
Total	$1,807	$1,263

The increase in the balance of nonaccrual loans in the first nine months of 2023 was primarily due to the increase in residential mortgage loans. Management believes the ACL allocated to its nonperforming loans was sufficient at September 30, 2023.

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

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through September 30, 2023, and as a result that it is more likely than not that there was no goodwill impairment.

Deposits and Borrowings

ChoiceOne saw deposits, excluding brokered deposits, grow $48.9 million or an annualized 9.6% in the third quarter of 2023 and decline $34.0 million or an annualized 2.1% in the first nine months of 2023. The decrease in deposits was largely concentrated in the first quarter of 2023 as a result of a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates via money market securities or other investments. ChoiceOne is actively managing deposit costs and expects rates paid on deposits to continue to lag the federal funds rate. The cost of deposits has increased to 1.36% during the three months ended September 30, 2023 compared to 0.29% for the same period in the prior year, due to rising short term interest rates and is expected to continue to increase as deposits reprice.

Uninsured deposits totaled $724.1 million or 34.7% of deposits on September 30, 2023 compared to $823.2 million, or 39% of total deposits at December 31, 2022. At September 30, 2023, total available borrowing capacity from all sources was $796.1 million, which exceeds uninsured deposits.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $3.4 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment.

During the second quarter of 2023, ChoiceOne borrowed $160 million from the Federal Reserve’s Bank Term Funding Program (BTFP). This program provides a 1-year term at a fixed rate with the ability to prepay at any time without penalty. The interest rate on the BTFP borrowings as of September 30, 2023 was 4.71% and fixed through May of 2024. Collateral pledged is U.S. Treasuries, agency debt and mortgage-backed securities valued at par. During the third quarter of 2023 ChoiceOne borrowed $20 million from the FHLB with a fixed rate of 4.88% through July of 2025. This funding structure has helped moderate interest expense increases in the third quarter as rates have risen. Total cost of funds increased to 1.70% in the third quarter of 2023 compared to 0.35% in the third quarter of 2022.

Shareholders' Equity

Shareholders’ equity totaled $181.2 million as of September 30, 2023, up from $168.9 million as of December 31, 2022. This increase is due to retained earnings increasing $2.1 million due to earnings and a reduction in accumulated other compressive loss (AOCI) of $9.3 million. AOCI has improved compared to December 31, 2022, despite the rise in interest rates, due to the passage of time, the maturity of our securities portfolio, and an offsetting increase in unrealized gain of our pay-fixed swap derivatives. ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 12.7% as of September 30, 2023.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed assets and variable rate liabilities. On September 30, 2023, ChoiceOne had pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, and a fair value of $29.9 million and an average contract length of 8 to 9 years. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale. Included in the total is $200.0 million of forward starting pay-fixed, receive floating interest rate swaps used to hedge interest bearing liabilities. These forward starting swaps will pay a fixed coupon of 2.75% while receiving SOFR starting in late April 2024. At the current SOFR rate of 5.31%, these forward starting swaps would contribute approximately $427,000 monthly starting in May 2024 which will offset interest expense. In addition, in March 2023, ChoiceOne eliminated all receive-fixed, pay floating swap agreements for a cash payment of $4.2 million. The loss is being amortized in interest income with an expense of approximately $285,000 monthly through April 2024, which was the remaining period of the agreements.

On January 1, 2023, ChoiceOne adopted ASU 2016-13 CECL which caused an increase in the ACL of $7.2 million and booked a liability for expected credit losses on unfunded loans and other commitments of $3.3 million. The increase in the ACL and the cost of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated balance Sheet in accordance with FASB guidance. This reduction in retained earnings was offset by first quarter 2023 earnings and recovery of accumulated other comprehensive loss.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$229,763	13.2%	$139,121	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	181,628	10.4	78,256	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	186,128	10.7	104,341	6.0	N/A	N/A
Tier 1 capital (to average assets)	186,128	7.4	100,482	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$220,200	12.7%	$138,902	8.0%	$173,628	10.0%
Common equity Tier 1 capital (to risk weighted assets)	208,644	12.0	78,133	4.5	112,858	6.5
Tier 1 capital (to risk weighted assets)	208,644	12.0	104,177	6.0	138,902	8.0
Tier 1 capital (to average assets)	208,644	8.3	100,350	4.0	125,438	5.0

December 31, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$222,006	13.8%	$128,545	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	177,916	11.1	72,307	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	182,416	11.4	96,409	6.0	N/A	N/A
Tier 1 capital (to average assets)	182,416	7.9	92,558	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$208,696	13.0%	$128,294	8.0%	$160,367	10.0%
Common equity Tier 1 capital (to risk weighted assets)	201,077	12.5	72,165	4.5	104,239	6.5
Tier 1 capital (to risk weighted assets)	201,077	12.5	96,220	6.0	128,294	8.0
Tier 1 capital (to average assets)	201,077	8.7	92,449	4.0	115,562	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2023 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $57.3 million for the nine months ended September 30, 2023 compared to $32.0 million in the same period in 2022. The change was due to lower net proceeds from loan sales in 2023 compared to 2022, which was offset by change in other liabilities. Net cash used in investing activities was $96.1 million for the nine months ended September 30, 2023 compared to $60.5 million used in the same period in 2022. The change was due in part to an increase in net loan originations led to cash used of $120.3 million in the first nine months of 2023 compared to $73.3 million used in the same period during the prior year. Net cash provided by financing activities was $139.5 million for the nine months ended September 30, 2023, compared to $48.1 million in the same period in the prior year. ChoiceOne had $89.2 million less deposit growth in the first nine months of 2023 compared to the same period in 2022. ChoiceOne also increased borrowing by $130.0 million in the first nine months of 2023 compared to a decrease of $50.0 million in the same period during the prior year.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $160.0 million in outstanding borrowings from the Federal Reserve’s Bank Term Funding Program (BTFP) as of September 30, 2023. ChoiceOne had $20.0 million in outstanding borrowings at the FHLB as of September 30, 2023. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At September 30, 2023, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $796.1 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in the first nine months of 2023, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2023. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2023.

There were no issuer purchases of equity securities during the third quarter of 2023.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 13, 2023	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)