Form 10-K
period 2023-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2024-03-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of common stock held by non-affiliates of the Registrant was $159.3 million. This amount is based on an average bid price of $23.00 per share for the Registrant's stock as of such date.

As of February 29, 2024, the Registrant had 7,552,919 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 29, 2024, are incorporated by reference into Part III of this Form 10-K.

ChoiceOne Financial Services, Inc.

Form 10-K ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

This report and the documents incorporated into this report contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne Financial Services, Inc. Words such as “anticipates,” “believes,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “estimates,” “look forward,” “continue,” “future,” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for credit losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities and management’s assumptions concerning pension and other postretirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne Financial Services, Inc. undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

Risk factors include, but are not limited to, the risk factors disclosed in Item 1A of this report. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

PART I

Item 1. Business

General

ChoiceOne Financial Services, Inc. (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, Valley Ridge Financial Corp., a one-bank holding company for Valley Ridge Bank (“VRB”), merged with and into the Company. In December 2006, VRB was consolidated into ChoiceOne Bank. Effective October 1, 2019, County Bank Corp. ("County"), a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company. Lakestone was consolidated into ChoiceOne Bank in May 2020. On July 1, 2020, Community Shores Bank Corporation ("Community Shores"), a one bank holding company for Community Shores Bank, merged with and into the Company. Community Shores Bank was consolidated into ChoiceOne Bank in October 2020. ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). On July 18, 2023, the Company organized 109 Technologies, LLC as a wholly owned subsidiary of the Company with the intent of selling a fintech product marketed to other banks and bank holding companies.

The Company's business is primarily concentrated in a single industry segment, banking. ChoiceOne Bank (referred to as the “Bank”) is a full-service banking institution that offers a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated transaction machine services. Loans, both commercial and consumer, are extended primarily on a secured basis to commercial enterprises and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory, and real estate. The Bank’s consumer loan departments make direct and indirect loans to consumers and purchasers of residential and real property. In addition, the Bank offers trust and wealth management services. No material part of the business of the Company or the Bank is dependent upon a single customer or very few customers, the loss of which would have a materially adverse effect on the Company.

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

At December 31, 2023, the Company had consolidated total assets of $2.6 billion, net loans of $1.4 billion, total deposits of $2.1 billion and total shareholders' equity of $195.6 million. For the year ended December 31, 2023, the Company recognized consolidated net income of $21.3 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 60%, 59%, and 58% of total revenues in 2023, 2022, and 2021, respectively. Interest on securities accounted for 24%, 24%, and 19% of total revenues in 2023, 2022, and 2021, respectively. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes included in Item 8 of this report.

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

In order for the Company to maintain financial holding company status, the Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Bank was categorized as "well-capitalized" and "well-managed" as of December 31, 2023.

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

Employees

As of February 29, 2024, the Company, on a consolidated basis, employed 389 employees, of which 324 were full-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The Company did not hold investment securities from any one issuer at December 31, 2023, that were greater than 10% of the Company's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities available for sale and amortized cost for held to maturity securities as of December 31, 2023, a schedule of maturities of securities as of December 31, 2023, and the weighted average yields of securities as of December 31, 2023. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	63,692	16,502	-	80,194
State and municipal	250	18,502	139,613	76,317	234,682
Corporate	-	-	204	-	204
Asset-backed securities	-	8,015	3,002	-	11,017
Total debt securities	250	90,209	159,321	76,317	326,097

Mortgage-backed securities	19,941	58,858	91,029	18,673	188,501
Total Available for Sale	$20,191	$149,067	$250,350	$94,990	$514,598

	Available for Sale weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	-%	-%	-%	-%
U.S. Treasury notes and bonds	-	1.16	1.16	-	1.16
State and municipal	3.60	2.87	2.46	2.50	2.51
Corporate	-	-	3.75	-	3.75
Asset-backed securities	-	5.95	6.09	-	5.99
Mortgage-backed securities	3.62	3.09	3.36	1.67	3.14

Security yields are shown before the impact of interest rate swaps. ChoiceOne holds pay fixed, receive variable swaps with a notional value of $201.0 million which effect the interest earned on securities. Further details can be found in Note 8 - Derivatives and Hedging Activities.

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2023

U.S. Government and federal agency	$-	$2,972	$-	$-	$2,972
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	1,039	9,407	104,631	81,021	196,098
Corporate	-	-	20,013	-	20,013
Asset-backed securities	547	-	-	-	547
Total debt securities	1,586	12,379	124,644	81,021	219,630

Mortgage-backed securities	18,815	24,911	144,603	-	188,329
Total Held to Maturity	$20,401	$37,290	$269,247	$81,021	$407,959

	Held to Maturity weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	1.61%	-%	-%	1.61%
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	1.59	1.93	2.10	2.44	2.23
Corporate	-	-	4.01	-	4.01
Asset-backed securities	1.10	-	-	-	1.10
Mortgage-backed securities	5.89	4.23	2.24	-	2.87

Weighted average yields are calculated based on the fair value of securities available for sale and amortized cost of securities held to maturity which are denoted in the table above. Weighted average yields for tax-exempt securities is computed on a fully tax-equivalent basis at an incremental tax rate of 21% for 2023.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans as of December 31, 2023. Loans are also classified according to the sensitivity to changes in interest rates as of December 31, 2023.

(Dollars in thousands)	In one year	After one year	After five years	After fifteen
	or less	through five years	through fifteen years	years	Total

Agricultural	$14,718	$18,282	$13,881	$2,329	$49,210
Commercial and industrial	83,051	83,154	57,845	5,865	229,915
Commercial real estate	52,171	479,395	247,733	7,622	786,921
Construction real estate	19,272	1,112	-	552	20,936
Consumer	1,354	20,538	12,472	2,177	36,541
Residential real estate	1,997	11,898	111,325	142,510	267,730
Loans to other financial institutions	19,400	-	-	-	19,400
Totals	$191,963	$614,379	$443,256	$161,055	$1,410,653

(Dollars in thousands)	Fixed or	Floating or
	predetermined rates	variable rates	Total
Loans maturing after one year:
Agricultural	$31,506	$2,986	$34,492
Commercial and industrial	123,854	23,010	146,864
Commercial real estate	574,872	159,878	734,750
Construction real estate	1,664	-	1,664
Consumer	34,701	486	35,187
Residential real estate	128,867	136,866	265,733
Loans to other financial institutions	-	-	-
Totals	$895,464	$323,226	$1,218,690

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

The following table reflects the composition of our allowance for credit losses, non-accrual loans, and nonperforming loans as a percentage of total loans represented by each class of loans as of the dates indicated:

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Loans to other financial institutions	Totals
Loans
December 31, 2023	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400	$1,410,653

Allowance for credit losses year ended December 31, 2023	$94	$2,216	$823	$8,820	$58	$3,644	$30	$15,685
Allowance as a percentage of loan category	0.19%	0.96%	2.25%	1.12%	0.28%	1.36%	0.15%	1.11%

Nonaccrual loans year ended December 31, 2023	$-	$1	$-	$-	$-	$1,722	$-	$1,723
Nonaccrual as a percentage of loan category	0.00%	0.00%	0.00%	0.00%	0.00%	0.64%	0.00%	0.12%

Allowance as a percentage of nonaccrual loans	NA	NA	NA	NA	NA	211.61%	NA	910.33%

Nonperforming loans year ended December 31, 2023	$-	$61	$-	$-	$-	$1,851	$-	$1,912
Nonperforming loans as a percentage of loan category	0.00%	0.03%	0.00%	0.00%	0.00%	0.69%	0.00%	0.14%

Net deposit charge-offs during the year ended December 31, 2023	$-	$-	$(226)	$-	$-	$-	$-	$(226)
Net loan charge-offs during the year ended December 31, 2023	$-	$(92)	$(45)	$13	$-	$(14)	$-	$(138)
Net charge-offs during the year ended December 31, 2023	$-	$(92)	$(271)	$13	$-	$(14)	$-	$(364)
Net charge-offs during the year to average loans outstanding	0.00%	-0.01%	-0.02%	0.00%	0.00%	0.00%	0.00%	-0.03%

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Loans to other financial institutions	Totals
Loans
December 31, 2022	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916	$-	$1,189,782

Allowance for loan losses year ended December 31, 2022 (1)	$144	$1,361	$310	$4,822	$63	$906	$-	$7,619
Allowance as a percentage of loan category	0.22%	0.65%	0.78%	0.76%	0.43%	0.39%	0.00%	0.64%

Nonaccrual loans year ended December 31, 2022	$-	$-	$-	$-	$-	$1,263	$-	$1,263
Nonaccrual as a percentage of loan category	0.00%	0.00%	0.00%	0.00%	0.00%	0.55%	0.00%	0.11%

Allowance as a percentage of nonaccrual loans	NA	NA	NA	NA	NA	71.73%	NA	603.25%

Nonperforming loans year ended December 31, 2022	$3	$58	$-	$131	$-	$2,475	$-	$2,667
Nonperforming loans as a percentage of loan category	0.00%	0.03%	0.00%	0.02%	0.00%	1.08%	0.00%	0.22%

Net deposit charge-offs during the year ended December 31, 2022	$-	$-	$(246)	$-	$-	$-	$-	$(246)
Net loan charge-offs during the year ended December 31, 2022	$-	$(34)	$(44)	$3	$-	$2	$-	$(73)
Net charge-offs during the year ended December 31, 2022	$-	$(34)	$(290)	$3	$-	$2	$-	$(319)
Net charge-offs during the year to average loans outstanding	0.00%	0.00%	-0.03%	0.00%	0.00%	0.00%	0.00%	-0.03%

(1) - The total allowance for loan losses on December 31, 2022 includes $13,000 of unallocated reserve which was zero at December 31, 2023.

NA – No non-accrual loans in the loan category.

Additions to the allowance for credit losses charged to operations during the periods shown were based on management’s judgment after considering the factors laid out in Note 1 “Allowance for Credit Losses” to the consolidated financial statements. ChoiceOne adopted the Financial Accounting Standards Board (the "FASB") Account Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as "CECL" effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts are reported in accordance with the incurred loss accounting standard. The transition adjustment of the CECL adoption included an increase in the ACL of $7.2 million. The evaluation of the loan portfolio is based upon various risk factors such as the financial condition of the borrower, the value of collateral, reasonable and supportable forecasts, and other considerations, which, in the opinion of management, deserve current recognition in estimating credit losses.

The following schedule presents an allocation of the allowance for credit losses to the various loan categories as of the years ended December 31:

	2023	2022	2021
Agricultural	$94	$144	$448
Commercial and industrial	2,216	1,361	1,454
Real estate - commercial	8,820	4,822	3,705
Real estate - construction	58	63	110
Real estate - residential	3,644	906	628
Consumer	823	310	290
Loans to other financial institutions	30	-	43
Unallocated	-	13	1,010
Total allowance for loan losses	$15,685	$7,619	$7,688

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2023		2022		2021
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$546,926	-%	$582,992	-%	$527,876	-%
Interest-bearing demand and money market deposits	852,927	1.18	902,090	0.39	791,886	0.23
Savings	370,074	0.43	452,542	0.16	398,969	0.14
Certificates of deposit	342,043	3.46	196,166	0.83	186,898	0.51
Total	$2,111,970	1.11%	$2,133,790	0.27%	$1,905,629	0.17%

Amount of time deposits in uninsured accounts (Dollars in thousands)
Maturing in less than 3 months	$43,227
Maturing in 3 to 6 months	70,248
Maturing in 6 to 12 months	73,553
Maturing in more than 12 months	12,655
Total uninsured time deposits	$199,683

At December 31, 2023, the aggregate balance of all deposits exceeding the FDIC insured limit of $250,000 for individual and $500,000 for joint accounts totaled $769.7 million, or 36.3% of total deposits, compared to $823.2 million, or 38.9% of total deposits and $889.3 million, or 43.3% of total deposits at December 31, 2022 and 2021, respectively. Certificate of Deposit Account Registry Service ("CDARs") deposits are excluded from the above table as all CDARs deposits are 100% guaranteed.

Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $1.1 billion or 53.2% of total deposits at December 31, 2023.

At December 31, 2023, the Bank had no material foreign deposits.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2023	2022	2021
Return on assets (net income divided by average total assets)	0.85%	1.00%	1.02%
Return on equity (net income divided by average equity)	12.00%	13.25%	9.79%
Dividend payout ratio (dividends declared per share divided by net income per share)	37.21%	32.06%	32.67%
Equity to assets ratio (average equity divided by average total assets)	7.11%	7.52%	10.44%

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

The Company’s allowance for credit losses may not be adequate to cover actual credit losses.

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for potential losses based on a number of factors. If its assumptions are wrong, the allowance for credit losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results and may cause it to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amounts of past provisions for credit losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require the Company to increase its provision for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the allowance for credit losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations.

The Current Expected Credit Loss ("CECL") accounting standard could add volatility to our allowance for credit losses and may have an adverse effect on our financial condition and results of operations.

Effective January 1, 2023, we adopted CECL. CECL changed the allowance for credit losses methodology from an incurred loss impairment methodology to an expected loss methodology, which is more dependent on future economic forecasts, assumptions and models than the incurred loss accounting standard and could result in increases in, and add volatility to, our allowance for credit losses and future provisions for credit losses. These forecasts, assumptions and models are by their nature uncertain and are based upon management’s reasonable judgment in light of information currently available.

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

At December 31, 2023, the Company had $128.9 million in unrealized losses on its investment securities, including $69.7 million in unrealized losses on available for sale securities and $59.2 in unrealized losses on held to maturity securities. If the Company were required to sell investment securities in an unrealized loss position to meet liquidity needs and realize losses, that could have a material adverse impact on its results of operations and financial condition, including a negative impact on net income and a permanent reduction in equity capital. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Evaluation of investment securities for an allowance for credit losses involves subjective determinations and could have a material adverse impact on our results of operations and financial condition.

The fair value evaluation of investment securities is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments require the establishment of an allowance for credit losses. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects and the effects of changes in interest rates or credit spreads. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of an allowance for credit losses is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Our management considers a wide range of factors about the security issuer and uses reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Additions to the allowance for credit losses for our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

The Company has significant exposure to risks associated with commercial and residential real estate.

A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2023, the Company had approximately $807.9 million of commercial and construction real estate loans outstanding, which represented approximately 57.3% of its loan portfolio. As of that same date, the Company had approximately $267.7 million in residential real estate loans outstanding, or approximately 19.0% of its loan portfolio. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers.

Commercial loans may expose the Company to greater financial and credit risk than other loans.

The Company’s commercial and industrial loan portfolio, including commercial mortgages, was approximately $229.9 million at December 31, 2023, comprising approximately 16.3% of its total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

Legislative or regulatory changes or actions could adversely impact the Company or the businesses in which it is engaged.

The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of their operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance fund, and not to benefit the Company’s shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Company or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for credit losses. Future regulatory changes or accounting pronouncements may increase the Company’s regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies against the Company or the Bank could require the Company to devote significant time and resources to defending its business and may lead to penalties that materially affect the Company.

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

Severe weather, natural disasters, acts of war or terrorism, a public health crisis, and other external events could significantly impact the Company’s business.

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
•
Credit and capital availability
•
Issuance of additional shares of common stock or other debt or equity securities of the Company
•
Market conditions
•
General economic conditions
•
Turbulence, uncertainty or a lack of confidence within the banking industry

The Company’s common stock, while publicly traded, has less liquidity than the average liquidity of stocks listed on the Nasdaq Stock Market.

The Company’s common stock is listed for trading on the Nasdaq Capital Market. However, the Company’s common stock has less liquidity than the average liquidity for companies listed in the Nasdaq Stock Market. The public trading market for the Company’s common stock depends on a marketplace of willing buyers and sellers at any given time, which in turn depends on factors outside of the Company’s control, including general economic and market conditions and the decisions of individual investors. The limited market for the Company’s common stock may affect a shareholder’s ability to sell their shares at any given time, and the sale of a large number of shares at one time could temporarily adversely affect the market price of our common stock.

The Company's common stock is not insured by any government entity.

The Company’s common stock is not insured by the FDIC or any other government entity. Investment in the Company’s common stock is subject to risk and potential loss.

A shareholder’s ownership of common stock may be diluted if the Company issues additional shares of common stock in the future.

The Company’s articles of incorporation authorize the Company’s Board of Directors to issue additional shares of common stock or preferred stock without shareholder approval. To the extent the Company issues additional shares of common stock or preferred stock, or issues options or warrants permitting the holder to purchase or acquire common stock in the future and such warrants or options are exercised, the Company’s shareholders may experience dilution in their ownership of the Company’s common stock. Holders of the Company’s common stock do not have any preemptive or similar rights to purchase a pro rata share of any additional shares offered or issued by the Company.

The value of the Company's common stock may be adversely affected if the Company issues debt and equity securities that are senior to the Company's common stock in liquidation or as to distributions.

The Company may increase its capital by issuing debt or equity securities or by entering into debt or debt-like financing. This may include the issuance of common stock, preferred stock, senior notes, or subordinated notes. Upon any liquidation of the Company, the Company’s lenders and holders of its debt securities would be entitled to distribution of the Company’s available assets before distributions to the holders of the Company’s common stock, and holders of preferred stock may be granted rights to similarly receive a distribution upon liquidation prior to distribution to holders of the Company’s common stock. The Company cannot predict the amount, timing or nature of any future debt financings or stock offerings, and the decision of whether to incur debt or issue securities will depend on market conditions and other factors beyond the Company’s control. Future offerings could dilute a shareholder’s interests in the Company or reduce the per-share value of the Company’s common stock.

The Company's articles of incorporation and bylaws, and certain provisions of Michigan law, contain provisions that could make a takeover effort more difficult.

The Michigan Business Corporation Act, and the Company’s articles of incorporation and bylaws, include provisions intended to protect shareholders and prohibit, discourage, or delay certain types of hostile takeover activities. In addition, federal law requires the Federal Reserve Board’s prior approval for acquisition of “control” of a bank holding company such as the Company, including acquisition of 10% or more of the Company’s outstanding securities by any person not defined as a company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). These provisions and requirements could discourage potential acquisition proposals, delay or prevent a change in control, diminish the opportunities for a shareholder to participate in tender offers, prevent transactions in which our shareholders might otherwise receive a premium for their shares, or limit the ability for our shareholders to approve transactions that they may believe to be in their best interests.

An entity or group holding a certain percentage of the Company's outstanding securities could become subject to regulation as a "bank holding company" or may be required to obtain prior approval of the Federal Reserve Board.

Any bank holding company or foreign bank with a presence in the United States may be required to obtain approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of the Company’s outstanding securities. Further, if any entity (including a “group” comprised of individual persons) owns or controls the power to vote 25% or more of the Company’s outstanding securities, or 5% or more of the outstanding securities if the entity otherwise exercises a “controlling influence” over the Company, the entity may become subject to regulation as a “bank holding company” under the BHC Act. An entity that is subject to regulation as a bank holding company would be subject to regulatory and statutory obligations and restrictions, and could be required to divest all or a portion of the entity’s investment in the Company’s securities or in other investments that are not permitted for a bank holding company.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our bank faces various cybersecurity threats, including unauthorized access, malware, and phishing attacks. These threats could compromise the security of our information systems and the data we store and process. While we have experienced, and expect to continue to experience, cybersecurity threats, we have not experienced a material cybersecurity incident in the three year period ended December 31, 2023. The potential consequences of a material cybersecurity incident could include reputational damage, litigation with third parties, regulatory criticism or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

We have established an information security third party risk management program to identify and manage these risks. This program includes regular risk assessments, third party risk provider reviews, and implementation of security measures such as encryption and firewalls, and ongoing monitoring of our systems for potential threats. We also engage with industry consultants to assist with our risk assessments.

On a regular basis, the technology steering committee, led by management, receives comprehensive reports summarizing cybersecurity threat monitoring and incident management activities. These reports also include details about remediation efforts to address identified threats and incidents. Additionally, both internal and external assessments of our company’s cybersecurity threat monitoring capabilities are shared with the committee. Meeting minutes from these committee sessions are diligently maintained and provided to the Board of Directors.

The Board of Directors has responsibility for approving and overseeing management’s policies related to information system security and cybersecurity threats and incidents. They also supervise management’s overall approach to securing the company’s information systems. The Board of Directors delegates the oversight of cybersecurity risk management to the Information Technology Committee of the Board.

The Information Technology Committee, in turn, reviews reports on our cybersecurity risk management processes. These reports cover assessments of management’s handling of cybersecurity threats and incident management functions. The committee receives periodic updates from the chief information officer, including information on social engineering risks, the effectiveness of cybersecurity training, and results from vulnerability and penetration assessments conducted both internally and by external parties. Audit reports related to information systems and cybersecurity threat monitoring are also part of this reporting process.

Item 2. Properties

The Company’s headquarters are located at 109 East Division, Sparta, Michigan 49345. The headquarters location is owned by the Company and is not subject to any mortgage.

29 of the Company’s 35 locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. The remaining six locations are comprised of loan production offices and wealth management. Offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our offices are owned by the Bank except for six that are leased under various operating lease agreements. The Company’s management believes all offices are adequately covered by property insurance.

Item 3. Legal Proceedings

As of December 31, 2023, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS.

As of February 29, 2024, there were approximately 1,122 owners of record and approximately 1,093 beneficial owners of our common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2023 and 2022:

	2023	2022
First Quarter	$0.26	$0.25
Second Quarter	0.26	0.25
Third Quarter	0.26	0.25
Fourth Quarter	0.27	0.26
Total	$1.05	$1.01

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 21 – Regulatory Capital to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2024, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022, authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted. No shares were repurchased under this plan in 2023.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
October 1 - October 31, 2023
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	375,388
November 1 - November 30, 2023
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	375,388
December 1 - December 31, 2023	—
Employee Transactions (1)	6,853	$31.07	6,853
Repurchase Plan	—	$—	—	375,388

(1) Shares submitted for the purchase of stock options. Stock options were issued out of the ChoiceOne Financial Services, Inc. Stock Incentive Plan of 2012.

As of December 31, 2023, there were 375,388 shares remaining that may yet be repurchased under the plan. There was no stated expiration date.

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

We have omitted discussion of 2022 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Selected Financial Data

(Dollars in thousands, except per share data)
	2023	2022	2021
For the year
Net interest income	$65,885	$67,314	$60,641
Provision for credit losses, net	150	250	416
Noninterest income	14,906	14,072	19,194
Noninterest expense	55,074	53,478	52,921
Income before income taxes	25,567	27,658	26,498
Income tax expense	4,306	4,018	4,456
Net income	21,261	23,640	22,042
Cash dividends declared	7,910	7,578	7,200

Per share
Basic earnings	$2.82	$3.15	$2.87
Diluted earnings	2.82	3.15	2.86
Cash dividends declared	1.05	1.01	0.94
Shareholders' equity (at year end)	25.92	22.47	29.52

Average for the year
Securities	$1,042,559	$1,094,559	$869,788
Gross loans	1,265,261	1,104,030	1,040,430
Deposits	2,111,970	2,133,790	1,905,629
Borrowings	141,507	13,537	5,465
Subordinated debt	35,382	35,211	12,841
Shareholders' equity	177,201	178,415	225,120
Assets	2,493,840	2,373,374	2,156,774

At year end
Securities	$939,576	$972,802	$1,116,265
Gross loans	1,415,363	1,194,616	1,068,831
Deposits	2,122,055	2,118,003	2,052,294
Borrowings	200,000	50,000	50,000
Subordinated debt	35,507	35,262	35,017
Shareholders' equity	195,634	168,874	221,669
Assets	2,576,706	2,385,915	2,366,682

Selected financial ratios
Return on average assets	0.85%	1.00%	1.02%
Return on average shareholders' equity	12.00	13.25	9.79
Cash dividend payout as a percentage of net income	37.21	32.06	32.67
Shareholders' equity to assets (at year end)	7.59	7.08	9.37

RESULTS OF OPERATIONS

Summary

ChoiceOne's net income for 2023 was $21.3 million, compared to $23.6 million in 2022. Diluted earnings per share were $2.82 in the twelve months ended December 31, 2023, compared to $3.15 per share in the twelve months ended December 31, 2022.

ChoiceOne's asset mix has shifted from loans held for investment of 56.2% of deposits at December 31, 2022 to 66.5% of deposits at December 31, 2023. Total assets increased by $190.8 million in the twelve months ended December 31, 2023. As a result of the change in asset mix and increase in total assets, interest income increased $23.9 million in the twelve months ended December 31, 2023, compared to the same period in 2022. This increase was driven by core loan growth of $201.5 million or 16.9%, which was partially offset by a decrease in investment securities of $33.2 million. Loans to other financial institutions, consisting of a warehouse line of credit, increased $19.4 million during the full year 2023.

Deposits, excluding brokered deposits, decreased $17.7 million or 0.8% as of December 31, 2023 compared to December 31, 2022. The decrease in deposits since December 31, 2022 was largely concentrated in the first quarter of 2023 as a result of a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates in money market securities or other investments. Deposits grew in the third and fourth quarters of 2023 due to new business, recapture of deposit losses, and some seasonality in municipal balances. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program ("BTFP"), and FHLB advances to ensure ample liquidity. At December 31, 2023, total available borrowing capacity from all sources was $933.3 million.

The increase in short term interest rates has led to higher deposit costs, which rose to 1.14% in 2023 compared to 0.27% in 2022 as deposits reprice and customers shift to CD and other interest bearing products. This trend is likely to persist. ChoiceOne is taking active measures to control these costs and expects to continue to pay lower rates on deposits than the federal funds rate. Interest expense on borrowings for the twelve months ended December 31, 2023, increased $7.2 million, compared to the same period in the prior year, due to increases in borrowing amounts and interest rates. Borrowings include $170 million from the BTFP and $30 million of FHLB borrowings at a weighted average fixed rate of 4.7%. Total cost of funds increased to 1.44% in 2023 compared to 0.35% in 2022.

ChoiceOne adopted CECL effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts are reported in accordance with the incurred loss accounting standard. The transition adjustment of the CECL adoption included an increase in the ACL of $7.2 million, which included a $5.5 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $1.5 million tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet. The transition adjustment of the CECL adoption included an additional ACL on unfunded commitments of $3.3 million, which included a $2.6 million decrease to the retained earnings account to reflect the cumulative effect of adopting CECL on our Consolidated Balance Sheet, with the $688,000 tax impact portion being recorded as part of the deferred tax asset in other assets on our Consolidated Balance Sheet.

The provision for credit losses expense on loans was $1.3 million in the full year 2023, due to the significant growth of core loans. Core loan growth was offset by improvements in the Federal Open Market Committee ("FOMC") forecast and certain payoffs of watch loans during the full year 2023. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.11% on December 31, 2023 compared to 1.24% on January 1, 2023. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.03% and nonperforming loans to total loans (excluding loans held for sale) of 0.14% as of December 31, 2023.

Purchased loans carry approximately $2.5 million of accretable yield, which will be recognized into income over the remaining life of the loans, approximately two to four years.

Noninterest Income

Noninterest income rose by $834,000 in the twelve months ended December 31, 2023, compared to the same period in the prior year. The increase was largely due to reduced losses on the sale of securities and a decline in the change in market value of equity securities. This was partially offset by the decline in gains on sales of loans in 2023 compared to 2022. With the rapid rise in interest rates, mortgage refinancing activity slowed in 2023 and the rate environment for purchased mortgage loans became increasingly competitive. In addition, ChoiceOne recorded a BOLI claim of $274,000 in December of 2022, which was not repeated in 2023.

Noninterest Expense

Noninterest expense increased $1.6 million or 3.0% in the twelve months ended December 31, 2023 compared to the same period in 2022. The increase in total noninterest expense was largely related to inflationary pressures on employee wages and benefits and increases to FDIC insurance, partially offset by lower occupancy and data processing costs. As part of its ongoing optimization strategy, ChoiceOne intends to consolidate two of its branches by March 2024. Customers who currently use these branches will be able to access nearby ChoiceOne locations that offer the same level of service and convenience. ChoiceOne anticipates a low impact on customer retention and expects to save around $700,000 annually from this decision. Management continues to seek out ways to manage costs, but also recognizes the value of investing in innovation and attracting the best talent in our industry to compete effectively in our markets.

Dividends

Cash dividends of $7.9 million or $1.05 per common share were declared in 2023 compared to $7.6 million or $1.01 per common share in 2022. The dividend yield for ChoiceOne’s common stock was 3.58% as of the end of 2023, compared to 3.48% as of the end of 2022. The cash dividend payout as a percentage of net income was 37% as of December 31, 2023, compared to 32% as of December 31, 2022.

Income Taxes

Income tax expense was $288,000 higher in 2023 than in 2022. The effective tax rate was 16.8% for the year ended 2023 compared to 14.5% for the same period in 2022. During 2023, nontaxable municipal interest decreased and disallowed interest expense increased compared to the year ended 2022. For further details, refer to Note 12 - Income Taxes of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the years ended December 31, 2023, 2022, and 2021. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.

	Year Ended December 31,
	2023			2022			2021
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (3)(4)(5)(6)	$1,265,261	$68,437	5.41%	$1,104,030	$52,861	4.79%	$1,040,430	$48,672	4.62%
Taxable securities (2)(6)	747,006	21,169	2.83	779,915	15,583	2.00	599,902	10,260	2.13
Nontaxable securities (1)	295,553	7,106	2.40	314,644	7,790	2.48	269,886	7,098	3.02
Other	70,826	3,797	5.36	34,255	491	1.43	68,879	84	0.37
Interest-earning assets	2,378,646	100,509	4.23	2,232,844	76,725	3.44	1,979,097	66,114	3.83
Noninterest-earning assets	115,194			140,530			177,677
Total assets	$2,493,840			$2,373,374			$2,156,774

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$852,927	$10,028	1.18%	$902,090	$3,514	0.39%	$791,886	$1,797	0.23%
Savings deposits	370,074	1,609	0.43	452,542	711	0.16	398,969	551	0.14
Certificates of deposit	306,999	10,621	3.46	196,063	1,618	0.83	186,898	957	0.51
Brokered deposit	35,044	1,732	4.94	103	2	2.48	-	-	0.00
Borrowings	141,507	6,818	4.82	13,537	410	3.02	5,465	101	1.86
Subordinated debentures	35,382	1,636	4.62	35,211	1,491	4.23	12,841	571	4.45
Other	12,258	651	5.31	-	-	0.00	-	-	0.00
Interest-bearing liabilities	1,754,191	33,095	1.89	1,599,546	7,746	0.48	1,396,059	3,977	0.28
Demand deposits	546,926			582,992			527,876
Other noninterest-bearing liabilities	15,522			12,421			7,719
Total liabilities	2,316,639			2,194,959			1,931,654
Shareholders' equity	177,201			178,415			225,120
Total liabilities and shareholders' equity	$2,493,840			$2,373,374			$2,156,774

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$67,415			$68,979			$62,137

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.83%			3.09%			3.14%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$67,415			$68,979			$62,137
Adjustment for taxable equivalent interest		(1,530)			(1,665)			(1513)
Net interest income (GAAP)		$65,885			$67,314			$60,624
Net interest margin (GAAP)			2.77%			3.01%			3.08%

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
(4)
Non-accruing loan and PPP loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.6 million, $1.3 million, and $3.3 million for the year ended 2023, 2022, and 2021, respectively. PPP loan average balances were $0, $8.7 million, $95.9 million for the year ended 2023, 2022, and 2021, respectively.
(5)
Interest on loans included net origination fees, accretion income, and PPP fees. Accretion income was $1.7 million, $2.0 million, and $1.1 million for the full year 2023, 2022, and 2021, respectively. PPP fees were approximately $0, $1.2 million, and $5.2 million for the full year 2023, 2022, and 2021, respectively.
(6)
Interest income for 2023 was reduced by $2.8 million due to amortization expense related to the March 2023 sale of the pay floating swap derivative.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year Ended December 31,
(Dollars in thousands)	2023 Over 2022			2022 Over 2021
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$15,576	$8,264	$7,312	$4,189	$3,026	$1,163
Taxable securities	5,586	(682)	6,268	5,323	3,410	1,913
Nontaxable securities (2)	(684)	(455)	(229)	692	1,126	(434)
Other	3,306	925	2,381	407	(62)	469
Net change in interest income	$23,784	$8,052	$15,732	$10,611	$7,500	$3,111

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	$6,514	$(202)	$6,716	$1,717	$279	$1,438
Savings deposits	898	(152)	1,050	159	79	80
Certificates of deposit	9,003	1,364	7,639	664	50	614
Brokered deposit	1,730	1,725	5	-	-	-
Borrowings	6,408	6,029	379	309	217	92
Subordinated debentures	145	7	138	920	948	(28)
Other	651	651	-	-	-	-
Net change in interest expense	$25,349	$9,422	$15,927	$3,769	$1,573	$2,196
Net change in tax-equivalent net interest income	$(1,565)	$(1,370)	$(195)	$6,841	$5,927	$915

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
(2)
Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2023, 2022, and 2021.

Net Interest Income

Tax-equivalent net interest income declined $1.6 million for the full year 2023, compared to the same period in 2022. The Federal Reserve increased the federal funds rate by 5.25% from March 31, 2022 to September 30, 2023 in response to published inflation rates. This increased rates on newly originated loans and rates paid on deposits and led to a net decline in tax equivalent net interest margin of 26 basis points in 2023 compared to 2022. GAAP based net interest margin declined 24 basis points in 2023 compared to 2022.

The following table presents the cost of deposits and the cost of funds for the years ended December 31, 2023, December 31, 2022, and December 31, 2021.

	Year Ended December 31,
	2023	2022	2021
Cost of deposits	1.14%	0.27%	0.17%
Cost of funds	1.44%	0.35%	0.21%

ChoiceOne has experienced substantial core loan growth from December 31, 2022 to December 31, 2023, leading to an increase in interest income from loans of $15.6 million in the twelve months ended December 31, 2023, compared to the same period in the prior year. Average core loans grew $161.2 million for the twelve months ended December 31, 2023, compared to the same period in the prior year. In addition, the average rate earned on loans increased 62 basis points for the twelve months ended December 31, 2023, compared to the same period in the prior year. The increase in interest income from loans and the average rate increase on loans was muted by a decline in PPP fees and an increase in expense related to derivatives in the twelve months ended December 31, 2023, compared to the same period in 2022. PPP fee income in 2023 was $0 compared to $1.2 million in 2022. Interest income on loans for 2023 was reduced by $2.1 million due to amortization expense related to the March 2023 sale of the pay floating swap derivative.

The average balance of total securities decreased $52.0 million in 2023, compared to the same period in 2022. The decrease was due to the paydowns, maturities, and redemptions during 2023. The average rate earned on securities increased 58 basis points for the full year

2023, compared to the same period in the prior year. Interest income on securities for 2023 was reduced by $709,000 due to amortization expense related to the March 2023 sale of the pay floating swap derivative.

Interest expense increased $25.3 million for the full year 2023, compared to the same period in the prior year. The average rate paid on interest bearing-demand deposits and savings deposits increased 64 basis points in the twelve months ended December 31, 2023, compared to the same period in the prior year. This was offset by the decline in the average balance of interest bearing-demand deposits and savings deposits, of $131.6 million during 2023. The increase in the average balance of certificates of deposit of $110.9 million during 2023, combined with a 263 basis point increase in the rate paid on certificates of deposits during 2023, compared to the same period in the prior year, led to an increase in interest expense of $9.0 million during 2023.

In order to bolster liquidity, ChoiceOne borrowed $170.0 million from the Bank Term Funding Program ("BTFP") during the second and fourth quarter of 2023 and currently holds $23.4 million in brokered deposits and $30.0 million in FHLB advances on December 31, 2023. The net effect of these additional borrowed funds and brokered deposits was an increase in interest expense of $8.1 million for the year ended December 31, 2023, compared to the same period in 2022.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was relatively flat in 2023 compared to the same period in the prior year.

Provision and Allowance For Credit Losses

Table 3 – Provision and Allowance For Credit Losses

(Dollars in thousands)
	2023	2022	2021
Allowance for credit losses at beginning of year	$7,619	$7,688	$7,593
Cumulative effect of change in accounting principle	7,165	-	-
Charge-offs:
Agricultural	-	-	-
Commercial and industrial	158	177	195
Consumer	554	496	370
Real estate - commercial	-	-	111
Real estate - construction	-	-	-
Real estate - residential	27	-	-
Total	739	673	676

Recoveries:
Agricultural	-	-	-
Commercial and industrial	66	143	86
Consumer	283	206	214
Real estate - commercial	13	3	48
Real estate - construction	-	-	-
Real estate - residential	13	2	7
Total	375	354	355

Net charge-offs (recoveries)	364	319	321

Provision for credit losses	1,265	250	416

Allowance for credit losses at end of year	$15,685	$7,619	$7,688

Allowance for credit losses as a percentage of:
Total loans as of year end	1.11%	0.64%	0.76%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	820%	286%	139%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.03%	0.03%
Loan recoveries as a percentage of prior year's charge-offs	56%	52%	47%

On January 1, 2023, ChoiceOne adopted ASU 2016-13 CECL which caused an increase in the allowance for credit losses ("ACL") of $7.2 million. The large increase was partially due to the economic environment and the nature of the CECL calculation. Approximately 20% of this increase was related to the migration of purchased loans into the portfolio assessed by the CECL calculation. ChoiceOne also booked a liability for expected credit losses on unfunded loans and other commitments of $3.3 million related to the adoption of CECL. These unfunded loans are open credit lines with current customers and loans approved by ChoiceOne but not funded. The increase in the ACL and the cost of the liability resulted in a decrease in the retained earnings account on our Consolidated Balance Sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our Consolidated Balance Sheet in accordance with FASB guidance.

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

Loans individually evaluated for credit losses decreased by $767,000 to $2.1 million during the full year ended December 31, 2023, and the ACL related to these individually evaluated loans decreased by $93,000 during the same period largely due to the balance change and relationships that paid off in full during the fourth quarter of 2023.

Nonperforming loans, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM") and troubled debt restructuring ("TDR") loans, remained historically low during 2023 and were $1.9 million as of December 31, 2023, compared to $1.3 million as of December 31, 2022. The ACL was 1.11% of total loans, excluding loans held for sale, at December 31, 2023, compared to 1.24% as of January 1, 2023 (the CECL adoption date) and 0.64% at December 31, 2022. The liability for expected credit losses on unfunded loans and other commitments was $2.2 million on December 31, 2023, compared to $3.3 million as of January 1, 2023 (the CECL adoption date).

Net charge-offs were $364,000 during the full year 2023, compared to net charge-offs of $319,000 during the same period in 2022. Net charge-offs for checking accounts during the full year 2023 were $226,000 compared to $246,000 for the same period in the prior year. Net charge-offs as a percentage of average loans were 0.03% during the full year 2023 and 2022.

The provision for credit losses was $1.3 million during the full year 2023, compared to $250,000 in the same period in the prior year. The provision expense was deemed necessary due to the impact of substantial core loan growth partially offset by improvements in the FOMC forecast for unemployment and GDP growth. The FOMC forecast for change in real GDP (2023) improved from 0.5% in December of 2022 to 2.6% in December of 2023 while the unemployment rate forecast (2023) improved from 4.6% in December 2022 to 3.8% in December 2023.

The loan provision expense was offset by the decrease in unfunded commitments provision expense of $1.1 million in the full year 2023 due to changes in mix and expected funding rates during the year. Total unfunded commitments decreased $17.6 million in the full year 2023 compared to January 1, 2023.

Net provision for credit losses was $150,000 for the full year 2023.

Financial Condition

Summary

Total assets grew $190.8 million in the twelve months ended December 31, 2023. Core loans grew $201.5 million or 16.9% and were offset by a decline in investment securities of $33.2 million. Deposits, excluding brokered deposits, declined by $17.7 million during 2023, while borrowings increased by $150.0 million to fund loan demand and ensure ample liquidity. Deposit costs rose steadily during the year with larger increases coming in the second and third quarters as competition and rate increases amplified.

Securities

The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2023	2022
Equity securities	$7,505	$8,566

Available for Sale Securities at fair value
U.S. Government and federal agency	$-	$-
U.S. Treasury notes and bonds	80,194	78,204
State and municipal	234,682	229,938
Mortgage-backed	188,501	208,563
Corporate	204	711
Asset-backed securities	11,017	12,333
Total	$514,598	$529,749

Held to Maturity Securities at amortized cost
U.S. Government and federal agency	$2,972	$2,966
U.S. Treasury notes and bonds	-	-
State and municipal	196,098	201,890
Mortgage-backed	188,329	200,473
Corporate	20,013	19,603
Asset-backed securities	547	974
Total	$407,959	$425,906

Total investment securities declined $34.2 million from December 31, 2022 to December 31, 2023. ChoiceOne purchased $7.1 million of securities in 2023. This was offset by the liquidation of $4.8 million in securities during 2023, resulting in a $71,000 realized loss. Securities totaling $11.5 million were called or matured in 2023. ChoiceOne received principal payments for municipal and mortgage-backed securities totaling $37.4 million during 2023.

At December 31, 2023, the Company had $128.9 million in unrealized losses on its investment securities, including $69.7 million in unrealized losses on available for sale securities and $59.2 million in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds pay fixed, receive variable interest rate swaps with a total notional value of $401.0 million. These derivative instruments increase in value as long-term interest rates rise, which partially offsets the reduction in shareholders' equity due to unrealized losses on securities available for sale. Refer to Note 8 - Derivatives and Hedging Activities of the consolidated financial statements for more discussion on ChoiceOne’s derivative position.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $6.5 million as of December 31, 2023. As of December 31, 2022, equity securities included a MMP of $1.0 million and common stock of $7.6 million. The decline compared to December 31, 2022 was due to the sale of an equity position during the third quarter.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Loans

The Company’s loan portfolio by call report code was as follows:

		December 31, 2023		December 31, 2022
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	112,877	8.0%	55,426	4.7%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B	347,036	24.6%	287,208	24.1%
Multifamily Loans	1D	56,563	4.0%	44,053	3.7%
Owner Occupied CRE Loans	1E1	281,515	20.0%	266,652	22.4%
Non-Owner Occupied CRE Loans	1E2	298,265	21.1%	220,779	18.6%
Commercial & Industrial Loans	2A2, 4A	219,849	15.6%	205,117	17.2%
Farm & Agriculture Loans	1B, 3	46,515	3.3%	59,918	5.0%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	48,033	3.4%	50,629	4.3%

Total Loans		1,410,653		1,189,782

Core loans, which exclude held for sale loans, and loans to other financial institutions, grew organically by $201.5 million in 2023. We have expanded our commercial lending team and improved our commercial loan process with automation. This has increased our commercial loan pipeline and growth. Our loan portfolio grew in various segments during 2023: non-owner occupied CRE loans ($77.5 million), 1-4 Family loans ($59.8 million), and construction & development loans ($57.5 million). The growth in non-owner occupied CRE loans came from our loan production offices in Holland, MI, Oakland, MI, Wyoming, MI and Macomb, MI, as experienced lenders were hired there in the past 18 months. CRE growth consisted of increases in seasoned hospitality groups, apartment buildings in the Grand Rapids, Michigan market, and professional office space in suburban areas with long-term leases and low loan to value ratios. 1-4 family loans grew as the 5/1 ARM product became popular as a mortgage option and it is less salable into the secondary market than more traditional mortgage options. The growth in construction and development loans included some apartment projects in Grand Rapids, Michigan, a healthy market with a low vacancy rate of 3.1% in 2023, according to Moody's Analytics REIS. These gains were partly offset by declines in farm & agricultural loans ($13.4 million) and consumer loans ($2.6 million) in the year ended December 31, 2023.

Loans to other financial institutions increased $19.4 million from December 31, 2022 to December 31, 2023. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations, and interest rates fluctuate with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment. ChoiceOne had elected to suspend this program in 2022 and restarted the program in June of 2023. Since restarting the program, ChoiceOne has earned an interest rate of approximately 7.9% on loans to other financial institutions.

ChoiceOne recorded accretion income related to acquired loans in the amount of $1.7 million in 2023 and $2.0 million during 2022. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. ChoiceOne estimates that roughly $2.5 million will accrete into income over the next two to four years.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis, loans not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and troubled loan modifications which are accruing and initiated in the past year. It is noted that prior to January 1, 2023, loans classified as troubled debt restructurings that were not performing as of December 31, 2022 are included in the table below.

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2023	2022
Loans accounted for on a nonaccrual basis	$1,723	$1,263
Loans contractually past due 90 days or more as to principal or interest payments	-	-
Loans modified to borrowers experiencing financial difficulty at December 31, 2023 and troubled debt restructurings as of December 31, 2022.	189	1,404
Total	$1,912	$2,667

Nonaccrual loans included $1.7 million in residential real estate loans as of December 31, 2023, compared to $1.3 million in residential real estate loans as of December 31, 2022. Loans considered troubled loan modifications which were not on a nonaccrual basis and were not 90 days or more past due as to principal or interest payments consisted of $60,000 in commercial and industrial loans and $129,000 in residential real estate loans at December 31, 2023, compared to troubled debt restructured loans which were not performing were $3,000 in agricultural loans, $58,000 in commercial and industrial loans, $131,000 in commercial real estate loans and $1.2 million in residential real estate loans at December 31, 2022.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. There were 22 loans totaling $357,000 fitting this description as of December 31, 2023, and 10 loans totaling $180,000 fitting this description as of December 31, 2022.

Deposits and Other Funding Sources

The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2023	2022
Noninterest-bearing demand deposits	$547,625	$599,579
Interest-bearing demand deposits	599,681	638,641
Money market deposits	247,602	214,026
Savings deposits	336,851	427,583
Local certificates of deposit	366,851	236,431
Brokered certificates of deposit	23,445	1,743
Total deposits	$2,122,055	$2,118,003

Deposits, excluding brokered deposits, increased by $14.7 million or an annualized 2.8% in the fourth quarter of 2023 and decreased $17.7 million or 0.8% as of December 31, 2023 compared to December 31, 2022. The decrease in deposits since December 31, 2022 was largely concentrated in the first quarter of 2023 as a result of a combination of customers using cash on hand for debt payoffs, seasonal tax and municipal bond payments, and customers seeking higher rates in money market securities or other investments. Deposits grew in the third and fourth quarters of 2023 due to new business, recapture of deposit losses, and some seasonality in municipal balances. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program ("BTFP"), and FHLB advances to ensure ample liquidity.

At December 31, 2023, total available borrowing capacity from all sources was $933.3 million. Total deposits exceeding the FDIC insured limit of $250,000 for individual and $500,000 for joint accounts were $769.7 million or 36.3% of deposits at December 31, 2023, compared to $823.2 million, or 38.9% of total deposits at December 31, 2022. Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $823.2 million or 38.8% of total deposits at December 31, 2023.

The increase in short term interest rates has led to higher deposit costs, which rose to 1.57% in the last quarter of 2023, compared to 1.36% in the previous quarter and 0.47% in the fourth quarter of 2022. Deposit costs were 1.14% for the full year 2023, compared to 0.27% for the full year 2022, as deposits reprice and customers shift to CD and other interest bearing products. This trend is likely to persist. ChoiceOne is taking active measures to control these costs and expects to continue to pay lower rates on deposits than the federal funds rate. Interest expense on borrowings for the twelve months ended December 31, 2023, increased $7.2 million, compared to the same period in the prior year, due to increases in borrowing amounts and interest rates. Borrowings include $170 million from the BTFP and $30 million of FHLB borrowings at a weighted average fixed rate of 4.7% at December 31, 2023. Total cost of funds increased to

1.91% in the fourth quarter of 2023 compared to 1.70% in the third quarter of 2023 and 0.59% in the fourth quarter of 2022. Total cost of funds was 1.44% for the full year 2023, compared to 0.35% for the full year 2022.

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

Shareholders’ Equity

Shareholders’ equity totaled $195.6 million as of December 31, 2023, up from $168.9 million as of December 31, 2022. This increase is due to retained earnings increasing $5.3 million due to earnings and a reduction in accumulated other compressive loss (AOCI) of $20.2 million. The improvement in AOCI, despite the rise in interest rates, is due to both the shortening duration and maturing (paydowns) of the securities portfolio, as well as an offsetting increase in unrealized gain of the pay-fixed swap derivatives. ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 12.4% as of December 31, 2023, compared to 13.0% on December 31, 2022.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed assets and variable rate liabilities. On December 31, 2023, ChoiceOne had pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $8.9 million and an average contract length of 8 to 9 years. These derivative instruments increase in value as long-term interest rates rise, which partially offsets the reduction in equity due to unrealized losses on securities available for sale. Included in the total is $200.0 million of forward starting pay-fixed, receive floating interest rate swaps used to hedge interest bearing liabilities. These forward starting swaps will pay a fixed coupon of 2.75% while receiving SOFR starting in late April 2024. At the current SOFR rate of 5.38%, these forward starting swaps would contribute approximately $438,000 monthly starting in May 2024 which will partially offset interest expense. In addition, in March 2023, ChoiceOne eliminated all receive-fixed, pay floating swap agreements for a cash payment of $4.2 million. The loss is being amortized in interest income with an expense of approximately $273,000 monthly through April 2024, which was the remaining period of the agreements.

On January 1, 2023, ChoiceOne adopted ASU 2016-13 CECL which caused an increase in the ACL of $7.2 million and booked a liability for expected credit losses on unfunded loans and other commitments of $3.3 million. The increase in the ACL and the cost of the liability resulted in a decrease in retained earnings on our consolidated balance sheet equal to the after-tax impact, with the tax impact portion being recorded in deferred taxes in our consolidated balance sheet in accordance with FASB guidance.

Note 21 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Bank at the end of 2023 and 2022. Management will monitor these capital ratios during 2024 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered "well capitalized" by regulatory guidelines.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2023:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years
Time deposits	$390,296	$351,516	$33,659	$4,855	$266
Borrowings	200,000	170,000	30,000	-	-
ChoiceOne Capital Trust (1)	4,500	-	-	-	4,500
ChoiceOne Subordinated Debenture (2)	32,500	-	-	-	32,500
Operating leases	777	314	398	65	-
Other obligations	94	51	20	18	5
Total	$628,167	$521,881	$64,077	$4,938	$37,271

(1)
Cumulative preferred securities on the balance sheet include $1.1 million of discount due to a mark to market adjustment which is not reflected in the table above.

(2)
ChoiceOne subordinated debenture on the balance sheet includes $385,000 of capitalized issuance cost which is not reflected in the table above.

Liquidity and Interest Rate Risk

Net cash provided by operating activities was $46.5 million in 2023 compared to $45.0 million in 2022. The change was due to lower net proceeds from loan sales and an increase in other assets in 2023 compared to 2022. Net cash used in investing activities was $181.4 million in 2023 compared to $90.5 million in 2022. ChoiceOne had loan originations and payments of $221.2 million in the full year 2023, compared to $130.6 million in the same period in the prior year. Net cash provided by financing activities was $146.4 million in 2023, compared to $57.5 million in 2022. ChoiceOne had net cash from borrowings of $150.0 million in the full year 2023, compared to $0 in the full year 2022.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $170.0 million in outstanding borrowings from the Federal Reserve’s Bank Term Funding Program (BTFP) as of December 31, 2023 and $30.0 million in outstanding borrowings at the FHLB as of December 31, 2023. ChoiceOne elected to restructure the BTFP balance of $170 million in January 2024 in order to take advantage of lower rates and extend the maturity. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At December 31, 2023, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $933.3 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in 2023, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

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

Critical Accounting Policies And Estimates

Management’s discussion and analysis of financial condition and results of operations as well as disclosures found elsewhere in this report are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the market value of securities, the amount of the allowance for credit losses, loan servicing rights, carrying value of goodwill, and income taxes. Actual results could differ from those estimates.

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

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne identified an appropriate peer group for each loan cohort which shared similar characteristics. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of December 31, 2023, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the fourth quarter of 2023; however, the effect was insignificant.

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

Allowance for Loan Losses

Prior to the adoption of CECL on January 1, 2023, management calculated the allowance for loan losses for the valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by the provision for loan losses and decreased by loans charged off less any recoveries of charged off loans. Management estimates the allowance for loan losses balance required based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance for loan losses when management believes that collection of a loan balance is not possible.

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

Securities

Securities Available for Sale – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At December 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Securities Held to Maturity – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At December 31, 2023, the ACL related to securities HTM is insignificant.

Troubled Loan Modifications

FASB also issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminated the previous accounting guidance for troubled debt restructurings and added additional disclosure requirements for gross chargeoffs by year of origination. It also prescribes guidance for reporting modifications of loans to borrowers experiencing financial difficulty.

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

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County Bank Corp in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.3 million, respectively.

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

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through December 31, 2023, and as a result that it is more likely than not that there was no goodwill impairment as of December 31, 2023.

The below table shows the inputs and assumptions addressed and the weight and nature of the impact to the analysis.

Relevant Events and Circumstances	Inputs and assumptions that most affect fair value	Weight of events and circumstances	Nature of impact (positive / neutral / negative)	Nature of evidence - subjective or objective

Macroeconomic conditions
Interest rate increases	Discount rate	High	Neutral	Subjective
Interest rate increases have driven deposit costs up	Projections - cost	High	Negative	Objective
Tax rates	Projections - cost	Low	Neutral	Objective

Industry conditions
Markets multiples have declined
	Price to TBV	Mod	Negative	Objective
	Price to TBV (AOCI)	Mod	Negative	Objective
	Price to Earnings Multiple	Mod	Negative	Objective
	Core deposit premium	Mod	Positive	Objective

Entity Specific events and circumstances
Growth Rates are higher than anticipated	Projections - Asset growth rate	High	Positive	Objective

Deferred Tax Assets and Liabilities

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2023, management determined that no valuation allowance was necessary. The valuation of current and deferred income tax assets and liabilities is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and the federal tax code.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk is related to liquidity because each is affected by maturing assets and sources of funds. ChoiceOne’s Risk Committee attempts to stabilize the interest rate spread and avoid possible adverse effects when unusual or rapid changes in interest rates occur. The Risk Committee uses a simulation model to measure the Bank’s interest rate risk. The model incorporates changes in interest rates on rate-sensitive assets and liabilities. The degree of rate sensitivity is affected by prepayment assumptions that exist in the assets and liabilities. One method the Risk Committee uses of measuring interest rate sensitivity is the ratio of rate-sensitive assets to rate-sensitive liabilities. An asset or liability is considered to be rate-sensitive if it matures or otherwise reprices within a given time frame.

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2023
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$7,505	$-	$-	$-	$7,505
Securities available for sale	72,671	16,262	116,948	308,717	514,598
Securities held to maturity	23,863	7,932	28,282	347,882	407,959
Federal Home Loan Bank stock	4,449	-	-	-	4,449
Federal Reserve Bank stock	-	-	-	5,065	5,065
Loans held for sale	4,710	-	-	-	4,710
Loans to other financial institutions	19,400	-	-	-	19,400
Core Loans	311,184	170,790	719,686	189,593	1,391,253
Cash surrender value of life insurance policies	-	-	-	45,074	45,074
Interest rate derivative contracts	716	8,164	-	-	8,880
Rate-sensitive assets	$444,498	$203,148	$864,916	$896,331	$2,408,893

Liabilities
Interest-bearing demand deposits	$599,681	$-	$-	$-	$599,681
Money market deposits	247,602	-	-	-	247,602
Savings deposits	336,851	-	-	-	336,851
Certificates of deposit	71,688	261,019	33,878	266	366,851
Brokered deposits	12,056	6,754	4,635	-	23,445
Borrowings	-	170,000	30,000	-	200,000
Subordinated debentures	3,392	-	32,115	-	35,507
Interest rate derivative contracts	-	-	-	-	-
Rate-sensitive liabilities	$1,271,270	$437,773	$100,628	$266	$1,809,937
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(826,772)	$(234,625)	$764,288	$896,065	$598,956
Cumulative asset (liability) gap	$(826,772)	$(1,061,397)	$(297,109)	$598,956

(1) Interest rate derivative contracts include pay fixed, receive variable swaps with a notional value of $401.0 million. Further details can be found in Note 8 – Derivatives and Hedging Activities.

Under this method, the Risk Committee measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 38% at December 31, 2023, compared to 36% at December 31, 2022. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, and money market deposits in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The Risk Committee plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2024. As interest rates change, the Risk Committee will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the Risk Committee uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2023, management used a simulation model to subject its assets and liabilities up to an immediate 200 basis point increase and decline. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the borrowings were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2023 and 2022:

Table 6 – Sensitivity to Changes in Interest Rates

	2023
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	67,650	-2%	480,950	8%
100 basis point rise	68,430	-1%	469,920	5%
Base rate scenario	69,100	-%	446,210	-%
100 basis point decline	66,660	-4%	407,940	-9%
200 basis point decline	66,120	-4%	350,800	-21%

	2022
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	61,826	-11%	355,701	15%
100 basis point rise	66,025	-5%	338,913	9%
Base rate scenario	69,734	-%	309,801	-%
100 basis point decline	71,788	3%	260,889	-16%
200 basis point decline	71,276	2%	181,078	-42%

As of December 31, 2023, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios for the market value of shareholders’ equity. The Bank’s percent change in the 100 and 200 basis points down scenarios for the market value of shareholders’ equity was higher than the policy guidelines. As of December 31, 2022, the Bank was within its guidelines for immediate rate shocks up and down for all net interest income scenarios and for the up rate scenarios and the down 100 and down 200 basis points scenarios for the market value of shareholders’ equity. The Risk Committee plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes(collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The subsequent application of Topic 326 is also communicated as a critical audit matter below.

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

Allowance for Credit Losses – Qualitative Adjustment

As described in Notes 1 and 3 to the financial statements, management’s estimate of the allowance for credit losses (ACL) at December 31, 2023, includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on an historical average loss rates of peer banks, adjusted for current and forecasted factors, applied over the remaining life of loans. Management applies an adjustment for qualitative factors based on internal and external qualitative and credit market risk factors as described in Note 1 and 3 to the financial statements.

Significant judgment was required by management in the selection and measurement of qualitative factor adjustments. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

•
We evaluated the design of management’s controls over the determination of the qualitative factor adjustments.
•
We obtained an understanding of management’s process for determining the need for qualitative factor adjustments, identifying appropriate factors, and measuring the direction and magnitude of the adjustment.
•
We evaluated management's rationale for determining qualitative adjustments were relevant and warranted for each loan segment and assessed the measurement of qualitative factor adjustments applied by management.
•
We assessed qualitative factors and overall reserves on collectively evaluated loans against trends in Company specific loss history.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2006.

Grand Rapids, Michigan

March 13, 2024

ChoiceOne Financial Services, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
Assets
Cash and due from banks	$55,083	$43,593
Time deposits in other financial institutions	350	350
Cash and cash equivalents	55,433	43,943

Equity securities, at fair value (Note 2)	7,505	8,566
Securities available for sale, at fair value (Note 2)	514,598	529,749
Securities held to maturity, at amortized cost (Note 2)	407,959	425,906
Federal Home Loan Bank stock	4,449	3,517
Federal Reserve Bank stock	5,065	5,064
Loans held for sale	4,710	4,834
Loans to other financial institutions	19,400	-
Core Loans	1,391,253	1,189,782
Total loans (Note 3)	1,410,653	1,189,782
Allowance for loan losses (Note 3)	(15,685)	(7,619)
Loans, net	1,394,968	1,182,163

Premises and equipment, net (Note 5)	29,750	28,232
Other real estate owned, net (Note 7)	122	-
Cash value of life insurance policies	45,074	43,978
Goodwill (Note 6)	59,946	59,946
Core deposit intangible (Note 6)	1,854	2,809
Other assets	45,273	47,208
Total assets	$2,576,706	$2,385,915

Liabilities
Deposits – noninterest-bearing (Note 9)	$547,625	$599,579
Deposits – interest-bearing (Note 9)	1,550,985	1,516,681
Brokered deposits (Note 9)	23,445	1,743
Total deposits	2,122,055	2,118,003

Borrowings (Note 10)	200,000	50,000
Subordinated debentures (Note 11)	35,507	35,262
Other liabilities (Notes 12)	23,510	13,776
Total liabilities	2,381,072	2,217,041

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,548,217 at December 31, 2023 and 7,516,098 at December 31, 2022 (Note 16)	173,513	172,277
Retained earnings	73,699	68,394
Accumulated other comprehensive income, net	(51,578)	(71,797)
Total shareholders’ equity	195,634	168,874
Total liabilities and shareholders’ equity	$2,576,706	$2,385,915

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Income

	Year Ended
(Dollars in thousands, except per share data)	December 31,
	2023	2022	2021
Interest income
Loans, including fees	$68,384	$52,823	$48,657
Securities:
Taxable	21,169	15,583	10,260
Tax exempt	5,629	6,163	5,617
Other	3,798	491	84
Total interest income	98,980	75,060	64,618

Interest expense
Deposits	23,990	5,845	3,305
Advances from Federal Home Loan Bank	1,771	117	22
Other	7,334	1,784	650
Total interest expense	33,095	7,746	3,977

Net interest income	65,885	67,314	60,641
Provision for (reversal of) credit losses on loans	1,265	250	416
Provision for (reversal of) credit losses on unfunded commitments	(1,115)	-	-
Net Provision for (reversal of) credit losses expense	150	250	416
Net interest income after provision for credit losses	65,735	67,064	60,225

Noninterest income
Customer service charges	9,347	9,350	8,628
Insurance and investment commissions	698	779	765
Mortgage servicing rights (Note 4)	820	1,007	2,335
Gains on sales of loans (Note 4)	1,134	1,336	4,441
Net (losses) gains on sales of securities (Note 2)	(71)	(809)	(40)
Net (losses) gains on sales and write-downs of other assets (Note 7)	147	99	6
Earnings on life insurance policies	1,096	1,312	809
Trust income	771	734	790
Change in market value of equity securities	(246)	(955)	479
Other	1,210	1,219	981
Total noninterest income	14,906	14,072	19,194

Noninterest expense
Salaries and benefits (Note 13 and 14)	31,963	30,391	29,300
Occupancy and equipment (Note 5)	6,048	6,189	6,168
Data processing	6,618	6,729	6,189
Professional fees	2,198	2,175	3,009
Supplies and postage	780	719	614
Advertising and promotional	721	764	848
Intangible amortization (Note 6)	955	1,153	1,307
FDIC insurance	1,184	722	804
Other	4,607	4,636	4,682
Total noninterest expense	55,074	53,478	52,921

Income before income tax	25,567	27,658	26,498
Income tax expense	4,306	4,018	4,456

Net income	$21,261	$23,640	$22,042

Basic earnings per share (Note 16)	$2.82	$3.15	$2.87
Diluted earnings per share (Note 16)	$2.82	$3.15	$2.86
Dividends declared per share	$1.05	$1.01	$0.94

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended
(Dollars in thousands)	December 31,
	2023	2022	2021
Net income	$21,261	$23,640	$22,042

Other comprehensive income:
Change in net unrealized gain (loss) on AFS securities	20,934	(91,923)	(17,261)
Income tax benefit (expense)	(4,396)	19,304	3,625
Less: reclassification adjustment for net (gain) loss included in net income	-	809	39
Income tax benefit (expense)	-	(170)	(7)
Less: reclassification adjustment for net (gain) loss for fair value hedge	(1,534)	1,930	-
Income tax benefit (expense)	322	(405)	-
Less: net unrealized (gains) losses on securities transferred from AFS to HTM	-	3,404	-
Income tax benefit (expense)	-	(715)	-
Unrealized gain (loss) on AFS securities, net of tax	15,326	(67,766)	(13,604)

Reclassification of unrealized gain (loss) upon transfer of securities from AFS to HTM	-	(3,404)	-
Income tax benefit (expense)	-	715	-
Amortization of net unrealized (gains) losses on securities transferred from AFS to HTM	333	351	-
Income tax benefit (expense)	(70)	(74)	-
Unrealized loss on held to maturity securities, net of tax	263	(2,412)	-

Change in net unrealized gain (loss) on cash flow hedge	3,024	(558)	-
Income tax benefit (expense)	(635)	117	-
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	771	-
Income tax benefit (expense)	-	(162)	-
Less: amortization of net unrealized (gains) losses included in net income	2,837	999	-
Income tax benefit (expense)	(596)	(210)	-
Unrealized gain (loss) on cash flow hedge instruments, net of tax	4,630	957	-

Other comprehensive income (loss), net of tax	20,219	(69,221)	(13,604)

Comprehensive income (loss)	$41,480	$(45,581)	$8,438

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2021	7,796,352	$178,750	$37,490	$11,028	$227,268

Net income			22,042		22,042
Other comprehensive income (loss)				(13,604)	(13,604)
Shares issued	23,301	509			509
Effect of employee stock purchases		25			25
Stock-based compensation expense		415			415
Shares repurchased	(309,274)	(7,786)			(7,786)
Cash dividends declared ($0.94 per share)			(7,200)		(7,200)

Balance, December 31, 2021	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			23,640		23,640
Other comprehensive income (loss)				(69,221)	(69,221)
Shares issued	31,618	461			461
Effect of employee stock purchases		31			31
Stock-based compensation expense	-	554			554
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($1.01 per share)			(7,578)		(7,578)

Balance, December 31, 2022	7,516,098	$172,277	$68,394	$(71,797)	$168,874
Adoption of ASU 2016-13 (CECL) on January 1, 2023			(8,046)		(8,046)
Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			21,261		21,261
Other comprehensive income (loss)				20,219	20,219
Shares issued	31,472	566			566
Effect of employee stock purchases		41			41
Stock-based compensation expense		629			629
Stock options exercised and issued (1)	647				-
Cash dividends declared ($1.05 per share)			(7,910)		(7,910)

Balance, December 31, 2023	7,548,217	$173,513	$73,699	$(51,578)	$195,634

(1)
The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(Dollars in thousands)	December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$21,261	$23,640	$22,042
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	150	250	416
Depreciation	2,477	2,658	2,624
Amortization	9,953	10,684	9,801
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	1,005	958	812
Net (gains) losses on sales of securities	71	809	40
Net change in market value of equity securities	246	955	(479)
Gains on sales of loans and capitalized servicing rights	(1,954)	(2,343)	(6,776)
Loans originated for sale	(56,085)	(71,829)	(197,387)
Proceeds from loan sales	57,342	77,681	205,398
Earnings on bank-owned life insurance	(1,096)	(1,038)	(778)
Proceeds from BOLI policy	-	690	204
Earnings on death benefit from bank-owned life insurance	-	(274)	(31)
(Gains) on sales of other real estate owned	(12)	(41)	(19)
Proceeds from sales of other real estate owned	157	235	611
Deferred federal income tax (expense) benefit	(24)	(15)	924
Net change in:
Other assets	5,395	(4,208)	(5,418)
Other liabilities	7,596	6,205	5,715
Net cash provided by operating activities	46,482	45,017	37,699

Cash flows from investing activities:
Sales of securities available for sale	-	47,167	29,742
Sales of equity securities	887	-	-
Proceeds from Federal Home Loan Bank stock redemption	3,917	-	-
Maturities, prepayments and calls of securities available for sale	32,289	51,570	54,202
Maturities, prepayments and calls of securities held to maturity	16,572	8,091	-
Purchases of securities available for sale	(1,646)	(55,053)	(632,826)
Purchases of securities held to maturity	(597)	(7,505)	-
Purchases of equity securities	-	(1,029)	(5,117)
Purchases of Federal Home Loan Bank stock	(4,849)	-	-
Purchase of bank-owned life insurance policies	-	-	(10,000)
Loan originations and payments, net	(221,245)	(130,620)	45,384
Additions to premises and equipment	(4,234)	(1,164)	(2,759)
Proceeds from (payments for) derivative contracts, net	1,732	(1,953)	-
Payments for derivative contracts settlements	(4,191)	-	-
Net cash (used in)/provided by investing activities	(181,365)	(90,496)	(521,374)

Cash flows from financing activities:
Net change in deposits	4,052	65,709	377,716
Proceeds from borrowings	420,000	726,000	87,500
Payments on borrowings	(270,000)	(726,000)	(14,326)
Issuance of common stock	231	172	139
Repurchase of common stock	-	(682)	(7,786)
Share based compensation withholding obligation	-	(85)	-
Cash dividends	(7,910)	(7,578)	(7,200)
Net cash provided by/(used in) financing activities	146,373	57,536	436,043

Net change in cash and cash equivalents	11,490	12,057	(47,632)
Beginning cash and cash equivalents	43,943	31,887	79,519

Ending cash and cash equivalents	$55,433	$43,943	$31,887

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,481	$7,577	$3,718
Cash paid for income taxes	4,450	1,989	3,251
Loans transferred to other real estate owned	266	-	520

See accompanying notes to consolidated financial statements.

Note 1 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include ChoiceOne Financial Services, Inc. (“ChoiceOne”), its wholly-owned subsidiaries, ChoiceOne Bank (the “Bank”) and 109 Technologies, LLC, and ChoiceOne Bank’s wholly-owned subsidiary, ChoiceOne Insurance Agencies, Inc. (the “Insurance Agency”). Intercompany transactions and balances have been eliminated in consolidation.

ChoiceOne owns all of the common securities of Community Shores Capital Trust I (the “Capital Trust”). Under U.S. generally accepted accounting principles (“GAAP”), the Capital Trust is not consolidated because it is a variable interest entity and ChoiceOne is not the primary beneficiary.

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

109 Technologies, LLC is a wholly owned subsidiary of ChoiceOne Financial Services Inc. with the intent of selling a fintech product marketed to other banks and bank holding companies.

The Insurance Agency is a wholly-owned subsidiary of the Bank. The Insurance Agency sells insurance policies such as life and health for both commercial and consumer clients. The Insurance Agency also offers alternative investment products such as annuities and mutual funds through a registered broker.

Together, the Bank and ChoiceOne’s other direct and indirect subsidiaries account for substantially all of ChoiceOne’s assets, revenues and operating income.

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties. Actual results may differ from these estimates. Estimates associated with the allowance for credit losses are particularly susceptible to change.

Cash and Cash Equivalents

Cash and cash equivalents are defined to include cash on hand, demand deposits with other banks, and federal funds sold. Cash flows are reported on a net basis for customer loan and deposit transactions, deposits with other financial institutions, and short-term borrowings with original terms of 90 days or less.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, remaining purchase accounting adjustments, and an allowance for credit losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

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

Purchased financial assets without credit deterioration will be recorded at the acquisition date fair value. Additionally, an allowance is recorded with a corresponding charge to credit loss expense in the reporting period in which the acquisition occurs. For assets purchased with credit deterioration, an allowance is recorded with a corresponding increase to the amortized cost basis of the financial asset as of the acquisition date. No financial assets were purchased since the initiation of CECL on January 1, 2023.

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

Allowance for Credit Losses (“ACL”)

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

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne identified an appropriate peer group for each loan cohort which shared similar characteristics. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

The ACL consists of general and specific components. The general component covers loans collectively evaluated for credit losses and is based on peer historical loss experience adjusted for current and forecasted factors. Management’s adjustment for current and forecasted factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, the experience and ability of lending staff, and a reasonable and supportable economic forecast described further below.

The discounted cash flow methodology is utilized for all loan pools. This methodology is supported by our CECL software provider and allows management to automatically calculate contractual life by factoring in all cash flows and adjusting them for behavioral and credit-related aspects.

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of December 31, 2023, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the fourth quarter of 2023; however, the effect was insignificant.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. ChoiceOne has determined that any loans which have been placed on non-performing status, loans with a risk rating of 6 or higher, and loans past due more than 60 days will be assessed individually for evaluation. Management’s judgment will be used to determine if the loan should be migrated back to pool on an individual basis. Individual analysis will establish a specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate or based on the present value of the expected cash flows from that loan.

Allowance for Loan Losses

Prior to the adoption of CECL on January 1, 2023, management calculated the allowance for loan losses for the valuation allowance for probable incurred credit losses. The allowance for loan losses is increased by the provision for loan losses and decreased by loans charged off less any recoveries of charged off loans. Management estimates the allowance for loan losses balance required based on past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance for loan losses may be made for specific loans, but the entire allowance for loan losses is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance for loan losses when management believes that collection of a loan balance is not possible.

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

Securities Available for Sale – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At December 31, 2023 and at adoption of CECL on January 1, 2023, there was no ACL related to debt securities AFS. Accrued interest receivable on debt securities was excluded from the estimate of credit losses.

Securities Held to Maturity – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. A discounted cash flow method will be used to determine the reserve required for any credit losses on HTM securities. At December 31, 2023, the ACL related to securities HTM is insignificant.

Troubled Loan Modifications

FASB also issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This standard eliminated the previous accounting guidance for troubled debt restructurings and added additional disclosure requirements for gross chargeoffs by year of origination. It also prescribes guidance for reporting modifications of loans to borrowers experiencing financial difficulty.

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

Other Real Estate Owned

Real estate properties acquired in the collection of a loan are initially recorded at the lower of the Bank’s basis in the loans or fair value at acquisition establishing a new cost basis. Any reduction to fair value from the carrying value of the related loan is accounted for as a credit loss. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses to repair or maintain properties are included within other noninterest expenses. Gains and losses upon disposition and changes in the valuation allowance are reported net within noninterest income.

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

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2023	2022
Unrealized gain (loss) on available-for-sale securities	$(69,641)	$(89,041)
Unrealized gain (loss) on held to maturity securities	(2,720)	(3,053)
Unrealized gain (loss) on derivative instruments	7,072	1,212
Tax effect	13,711	19,085
Accumulated other comprehensive income (loss)	$(51,578)	$(71,797)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2023.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank was $0 at both December 31, 2023 and 2022, as the Federal Reserve revoked the reserve requirement.

Leases

Leases are classified as operating or finance leases at the lease commencement date. Lease expense for operating leases and short-term leases is recognized on a straight-line basis over the lease term. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

Stock-Based Compensation

Share based restricted stock units are valued at fair value as of the grant date. The Company values share-based stock option awards granted using the Black-Scholes option-pricing model. The Company recognizes compensation expense for its awards on a straight-line basis over the requisite service period for the entire award (straight-line attribution method), ensuring that the amount of compensation cost recognized at any date at least equals the portion of the grant-date fair value of the award that is vested at that time. Compensation costs related to stock options granted are disclosed in Note 15.

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

Derivatives

At the inception of a derivative contract, ChoiceOne designates the derivative as one of two types based on our intention and belief as to the likely effectiveness of the hedge. These two types are (1) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), and (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings, as noninterest income.

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

Recent Accounting Pronouncements

Investment in Equity Method and Joint Ventures

In March 2023, the FASB issued ASU 2023-02, Investments – Equity Method and Joint Venture (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The amendments in this ASU permit reporting entities to account for the tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method. This update will be effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2023. Early adoption is permitted. This change in guidance effective on January 1, 2023, did not have a significant impact on the financial statements.

Improvements to Income Tax Disclosure

ASU 2023-09 enhances transparency by requiring consistent categorization, greater disaggregation, and detailed disclosure related to income taxes paid. These changes aim to help users of financial statements understand factors contributing to differences between effective and statutory tax rates. The disclosure is effective for annual reporting periods beginning after December 15, 2024.

Note 2 – Securities

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.1 million after tax as of December 31, 2023.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income at December 31 were as follows:

December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,960	$212	$(667)	$7,505

December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,982	$305	$(721)	$8,566

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$-	$-	$-	$-
U.S. Treasury notes and bonds	90,345	-	(10,151)	80,194
State and municipal	269,918	-	(35,236)	234,682
Mortgage-backed	212,392	14	(23,905)	188,501
Corporate	250	-	(46)	204
Asset-backed securities	11,334	-	(317)	11,017
Total	$584,239	$14	$(69,655)	$514,598

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$-	$-	$-	$-
U.S. Treasury notes and bonds	90,810	-	(12,606)	78,204
State and municipal	277,489	-	(47,551)	229,938
Mortgage-backed	236,703	-	(28,140)	208,563
Corporate	757	-	(46)	711
Asset-backed securities	13,031	-	(698)	12,333
Total	$618,790	$-	$(89,041)	$529,749

The amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses were as follows:

	December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,972	$-	$(293)	$2,679
State and municipal	196,098	14	(30,220)	165,892
Mortgage-backed	188,329	-	(25,796)	162,533
Corporate	20,013	21	(2,864)	17,170
Asset-backed securities	547	-	(30)	517
Total	$407,959	$35	$(59,203)	$348,791

	December 31, 2022
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,966	$-	$(421)	$2,545
State and municipal	201,890	1	(39,355)	162,536
Mortgage-backed	200,473	-	(29,868)	170,605
Corporate	19,603	-	(2,285)	17,318
Asset-backed securities	974	-	(77)	897
Total	$425,906	$1	$(72,006)	$353,901

Information regarding sales of equity and debt securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2023	2022	2021
Proceeds from sales of securities	$887	$47,167	$29,742
Gross realized gains	-	-	-
Gross realized losses	(71)	(809)	(40)

Contractual maturities of securities available for sale at December 31, 2023 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$250	$250
Due after one year through five years	99,159	90,209
Due after five years through ten years	177,228	159,321
Due after ten years	95,210	76,317
Total debt securities	371,847	326,097
Mortgage-backed securities	212,392	188,501
Total	$584,239	$514,598

Contractual maturities of securities held to maturity at December 31, 2023 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$1,586	$1,543
Due after one year through five years	12,379	11,376
Due after five years through ten years	124,644	108,371
Due after ten years	81,021	64,968
Total debt securities	219,630	186,258
Mortgage-backed securities	188,329	162,533
Total	$407,959	$348,791

Certain securities were pledged as collateral for participation in a program that provided Community Reinvestment Act credits and for other purposes, as required or permitted by law. ChoiceOne also pledges securities to the FHLB and the FRB. The purpose of this pledging strategy is to enhance the availability of cash and other liquid assets that can be used to meet the operational needs of the organization. This strategy also allows the organization to optimize its asset allocation and diversify its funding sources. The carrying amount of the securities pledged as collateral at December 31 was as follows:

(Dollars in thousands)	2023	2022
Securities pledged to Federal Reserve Bank	$526,413	$-
Securities pledged to Federal Home Loan Bank	278,503	-
Securities pledged for Community Reinvestment Act credits	250	250
Total Securities pledged	805,166	250

Securities with unrealized losses at year-end 2023 and 2022, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	80,194	10,151	80,194	10,151
State and municipal	557	6	234,125	35,230	234,682	35,236
Mortgage-backed	1,255	23	176,400	23,882	177,655	23,905
Corporate	-	-	204	46	204	46
Asset-backed securities	-	-	11,017	317	11,017	317
Total temporarily impaired	$1,812	$29	$501,940	$69,626	$503,752	$69,655

	2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	-	78,204	12,606	78,204	12,606
State and municipal	89,158	12,612	140,390	34,939	229,548	47,551
Mortgage-backed	63,249	3,093	144,318	25,047	207,567	28,140
Corporate	711	46	-	-	711	46
Asset-backed securities	-	-	12,333	698	12,333	698
Total temporarily impaired	$153,118	$15,751	$375,245	$73,290	$528,363	$89,041

	2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,679	$293	$2,679	$293
State and municipal	23	-	165,526	30,220	165,549	30,220
Mortgage-backed	-	-	162,533	25,796	162,533	25,796
Corporate	-	-	15,509	2,864	15,509	2,864
Asset-backed securities	-	-	517	30	517	30
Total temporarily impaired	$23	$-	$346,764	$59,203	$346,787	$59,203

	2022
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,545	$421	$2,545	$421
State and municipal	13,457	1,899	149,016	37,456	162,473	39,355
Mortgage-backed	25,582	822	145,024	29,046	170,606	29,868
Corporate	5,296	603	10,771	1,682	16,067	2,285
Asset-backed securities	-	-	897	77	897	77
Total temporarily impaired	$44,335	$3,324	$308,253	$68,682	$352,588	$72,006

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the year ended December 31, 2023 and no other-than-temporary impairment charges were recorded in the year ended December 31, 2022.

At December 31, 2023 and December 31, 2022, there were 569 and 611 securities with an unrealized loss, respectively. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at December 31, 2023, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On December 31, 2023, 86% of state and municipal bonds held are rated AA or better, 11% are A rated and 3% are not rated. Of the mortgage-backed securities held on December 31, 2023, 39% were issued by US government sponsored entities and agencies, and rated AA, 39% are AAA rated private issue and collateralized mortgage obligation, and 22% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2023	2022	2021
Net gains and losses recognized during the period	$(317)	$(955)	$479
Less: Net gains and losses recognized during the period on securities sold	(71)	-	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$(246)	$(955)	$479

Note 3 – Loans and Allowance for Credit Losses

The Bank’s loan portfolio as of December 31 was as follows:

(Dollars in thousands)
	2023	2022
Agricultural	$49,210	$64,159
Commercial and industrial	229,915	210,210
Consumer	36,541	39,808
Real estate - commercial	786,921	630,953
Real estate - construction	20,936	14,736
Real estate - residential	267,730	229,916
Loans to other financial institutions	19,400	-
Total Loans	$1,410,653	$1,189,782
Allowance for credit losses	(15,685)	(7,619)
Loans, net	$1,394,968	$1,182,163

The table below details the outstanding balances of the County Bank Corp. acquired portfolio and the acquisition fair value adjustments at acquisition date:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$7,729	$387,394	$395,123
Nonaccretable difference	(2,928)	-	(2,928)
Expected cash flows	4,801	387,394	392,195
Accretable yield	(185)	(1,894)	(2,079)
Carrying balance at acquisition date	$4,616	$385,500	$390,116

The table below presents a roll-forward of the accretable yield on County Bank Corp. acquired loans for the year ended December 31, 2022:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance, January 1, 2019	$-	$-	$-
Merger with County Bank Corp. on October 1, 2019	185	1,894	2,079
Accretion October 1, 2019 through December 31, 2019	-	(75)	(75)
Balance January 1, 2020	185	1,819	2,004
Accretion January 1, 2020 through December 31, 2020	(50)	(295)	(345)
Balance January 1, 2021	135	1,524	1,659
Accretion January 1, 2021 through December 31, 2021	(247)	(348)	(595)
Transfer from non-accretable to accretable yield	400	-	400
Balance January 1, 2022	288	1,176	1,464
Transfer from non-accretable to accretable yield	2,192	-	2,192
Accretion January 1, 2022 through December 31, 2022	(553)	(98)	(651)
Balance December 31, 2022	$1,927	$1,078	$3,005

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

The table below presents a roll-forward of the accretable yield on Community Shores Bank Corporation acquired loans for the year ended December 31, 2022:

(Dollars in thousands)	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Balance January 1, 2020	$-	$-	$-
Merger with Community Shores Bank Corporation on July 1, 2020	869	596	1,465
Accretion July 1, 2020 through December 31, 2020	(26)	(141)	(167)
Balance, January 1, 2021	843	455	1,298
Accretion January 1, 2021 through December 31, 2021	(321)	(258)	(579)
Balance January 1, 2022	522	197	719
Transfer from non-accretable to accretable yield	1,086	-	1,086
Accretion January 1, 2022 through December 31, 2022	(993)	(197)	(1,190)
Balance December 31, 2022	$615	$-	$615

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

Activity in the allowance for credit losses and balances in the loan portfolio was as follows:

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	-	(13)	7,165
Charge-offs	-	(158)	(554)	-	-	(27)	-	-	(739)
Recoveries	-	66	283	13	-	13	-	-	375
Provision	(64)	(640)	243	979	(25)	742	30	-	1,265
Ending balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$-	$15,685
Individually evaluated loan reserves	$2	$6	$-	$1	$-	$51	$-	$-	$60
Collectively evaluated loan reserves	$92	$2,210	$823	$8,819	$58	$3,593	$30	$-	$15,625
Loans
December 31, 2023
Individually evaluated loans	$54	$136	$2	$29	$-	$1,858	$-		$2,079
Collectively evaluated loans	49,156	229,779	36,539	786,892	20,936	265,872	19,400		1,408,574
Ending balance	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400		$1,410,653

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Loan Losses Year Ended December 31, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$-	$1,010	$7,688
Charge-offs	-	(177)	(496)	-	-	-	-	-	(673)
Recoveries	-	143	206	3	-	2	-	-	354
Provision	(304)	(59)	310	1,114	(47)	233	-	(997)	250
Ending balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Individually evaluated for impairment	$2	$14	$1	$5	$-	$131	$-	$-	$153
Collectively evaluated for impairment	$142	$1,347	$309	$4,817	$63	$775	$-	$13	$7,466
Loans
December 31, 2022
Individually evaluated for impairment	$23	$177	$7	$165	$-	$2,474	$-		$2,846
Collectively evaluated for impairment	64,136	206,074	39,793	622,131	14,736	225,792	-		1,172,662
Acquired with deteriorated credit quality	-	3,959	8	8,657	-	1,650	-		14,274
Ending balance	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916	$-		$1,189,782

The process to monitor the credit quality of ChoiceOne’s loan portfolio includes tracking (1) the risk ratings of business loans and (2) delinquent and nonperforming consumer loans. Business loans are risk rated on a scale of 1 to 9. A description of the characteristics of the ratings follows:

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

The following table reflects the amortized cost basis of loans as of December 31, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$5,015	$4,088	$3,078	$1,788	$7,028	$18,476	$39,473	$9,507	$48,980
Special mention	-	-	-	-	176	54	230	-	230
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$5,015	$4,088	$3,078	$1,788	$7,204	$18,530	$39,703	$9,507	$49,210
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$23,600	$45,489	$23,462	$10,502	$9,214	$11,882	$124,149	$105,559	$229,708
Special mention	-	-	28	35	73	64	200	3	203
Substandard	-	-	-	-	-	4	4	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,600	$45,489	$23,490	$10,537	$9,287	$11,950	$124,353	$105,562	$229,915
Current year-to-date gross write-offs	$-	$55	$30	$71	$-	$2	$158	$-	$158

Commercial Real Estate
Pass	$149,181	$134,289	$107,033	$71,754	$43,846	$136,361	$642,464	$143,120	$785,584
Special mention	-	-	-	-	-	1,337	1,337	-	1,337
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$149,181	$134,289	$107,033	$71,754	$43,846	$137,698	$643,801	$143,120	$786,921
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Business Loans	$177,796	$183,866	$133,601	$84,079	$60,337	$168,178	$807,857	$258,189	$1,066,046

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Current year-to-date gross write-offs	$8	$24	$11	$28	$-	$1	$72	$-	$72

Construction real estate
Performing	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$54,231	$64,768	$28,301	$16,391	$12,556	$40,270	$216,517	$49,491	$266,008
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	380	826	-	-	486	1,692	30	1,722
Total	$54,231	$65,148	$29,127	$16,391	$12,556	$40,756	$218,209	$49,521	$267,730
Current year-to-date gross write-offs	$-	$26	$-	$-	$-	$1	$27	$-	$27

Loans to Other Financial Institutions
Performing	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Consumer Loans	$85,913	$81,743	$36,450	$19,240	$13,816	$41,958	$279,120	$65,487	$344,607

Corporate Credit Exposure - Credit risk profile by credit worthiness category

(Dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Pass	$63,867	$209,700	$624,555
Special Mention	289	400	2,048
Substandard	3	110	4,350
Doubtful	-	-	-
Loss	-	-	-
	$64,159	$210,210	$630,953

Consumer Credit Exposure - Credit risk profile based on payment activity

(Dollars in thousands)	Consumer	Construction Real Estate	Residential Real Estate
	December 31,	December 31,	December 31,
	2022	2022	2022
Performing	$39,808	$14,736	$228,653
Nonperforming	-	-	-
Nonaccrual	-	-	1,263
	$39,808	$14,736	$229,916

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2023 and 2022, loans in the process of foreclosure totaled $846,000 and $1.1 million, respectively.

The following table presents the amortized cost basis as of December 31, 2023 of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the reporting period.

For the period ended:	December 31, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	$60	0%
Residential real estate	129	0%
Total	$189

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable.

For the period ended:	December 31, 2023
Term Extension
Commercial and industrial	Termed out line of credit and termed out draw note.
Residential real estate	Provided with new twelve month payment plan to catch up on past due balance.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	December 31, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	$60
Residential real estate	129
Total	$189

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	December 31, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	$60	$-	$-	$60
Residential real estate	-	-	129	129
Total	$60	$-	$129	$189

The following schedule provides information on loans that were considered troubled debt restructurings ("TDRs") that were modified during the years ended December 31, 2022:

Year Ended December 31, 2022
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
(Dollars in thousands)	Number of	Recorded	Recorded
	Loans	Investment	Investment
Agricultural	-	$-	$-
Commercial and Industrial	1	15	15
Commercial Real Estate	-	-	-
Total	1	$15	$15

There were no TDRs as of December 31, 2022 where the borrower was past due with respect to principal and interest for 30 days or more during the year ended December 31, 2022.

Impaired loans by loan category as of December 31 were as follows:

		Unpaid		Average	Interest
(Dollars in thousands)	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
December 31, 2022
With no related allowance recorded
Agricultural	$-	$-	$-	$250	$-
Commercial and industrial	-	-	-	18	-
Consumer	-	-	-	-	-
Construction real estate	-	-	-	-	-
Commercial real estate	-	-	-	19	-
Residential real estate	550	595	-	231	1
Subtotal	550	595	-	518	1
With an allowance recorded
Agricultural	23	27	2	913	2
Commercial and industrial	177	177	14	209	13
Consumer	7	7	1	14	1
Construction real estate	-	-	-	-	-
Commercial real estate	165	165	5	158	13
Residential real estate	1,924	1,954	131	1,897	93
Subtotal	2,296	2,330	153	3,191	122
Total
Agricultural	23	27	2	1,163	2
Commercial and industrial	177	177	14	227	13
Consumer	7	7	1	14	1
Construction real estate	-	-	-	-	-
Commercial real estate	165	165	5	177	13
Residential real estate	2,474	2,549	131	2,128	94
Total	$2,846	$2,925	$153	$3,709	$123

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2023
Agricultural	$-	$-	$-	$-	$49,210	$49,210	$-
Commercial and industrial	-	-	1	1	229,914	229,915	-
Consumer	31	2	-	33	36,508	36,541	-
Commercial real estate	173	-	-	173	786,748	786,921	-
Construction real estate	-	-	-	-	20,936	20,936	-
Residential real estate	755	549	870	2,174	265,556	267,730	-
Loans to other financial institutions	-	-	-	-	19,400	19,400	-
	$959	$551	$871	$2,381	$1,408,272	$1,410,653	$-

December 31, 2022
Agricultural	$-	$-	$-	$-	$64,159	$64,159	$-
Commercial and industrial	-	171	-	171	210,039	210,210	-
Consumer	39	7	-	46	39,762	39,808	-
Commercial real estate	-	-	-	-	630,953	630,953	-
Construction real estate	-	-	-	-	14,736	14,736	-
Residential real estate	682	-	842	1,524	228,392	229,916	-

Loans to other financial institutions	-	-	-	-	-	-	-
	$721	$178	$842	$1,741	$1,188,041	$1,189,782	$-

(1)
Includes nonaccrual loans

Nonaccrual loans by loan category as of December 31 as follows:

(Dollars in thousands)
	2023	2022
Commercial and industrial	$1	$-
Residential real estate	1,722	1,263
Total nonaccrual loans	$1,723	$1,263

(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Commercial and industrial	$-	$1	$-
Residential real estate	707	1,722	16
Total nonaccrual loans	$707	$1,723	$16

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2023	2022	2021
Loans originated for resale, net of principal payments	$56,085	$71,829	$197,387
Proceeds from loan sales	$57,342	$77,681	$205,398
Net gains on sales of loans held for sale	$1,954	$2,343	$6,776
Loan servicing fees, net of amortization	$211	$175	$(163)

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $495.7 million and $488.6 million at December 31, 2023 and 2022, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2023 and 2022.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2023	2022	2021
Balance, beginning of year	$4,322	$4,667	$3,967
Capitalized	820	1,007	1,961
Amortization	(1,308)	(1,352)	(1,635)
Market valuation allowance change	-	-	374
Balance, end of year	$3,834	$4,322	$4,667

The fair value of loan servicing rights was $5.6 million, $5.9 million and $5.5 million as of December 31, 2023, 2022 and 2021, respectively. Valuation allowances of $0 were recorded at December 31, 2023, 2022 and December 31, 2021. The fair value of the Bank’s servicing rights at December 31, 2023 was determined using a discount rate of 9.5%-10.5% and prepayment speeds ranging from 5.7% to 7.5%. The fair value of the Bank’s servicing rights at December 31, 2022 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5.2% to 6.7%. The fair value of the Bank’s servicing rights at December 31, 2021 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5% to 27%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2023	2022
Land and land improvements	$8,415	$8,327
Leasehold improvements	81	81
Buildings	29,635	26,823
Furniture and equipment	12,558	11,208
Total cost	50,689	46,439
Accumulated depreciation	(20,939)	(18,207)
Premises and equipment, net	$29,750	$28,232

Depreciation expense was $2.5 million, $2.7 million, and $2.6 million in 2023, 2022 and 2021, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $327,000, $211,000, and $153,000 for 2023, 2022 and 2021, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2024	$314
2025	230
2026	168
2027	65
Total undiscounted cash flows	777
Less discount	68
Total operating lease liabilities	$709

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2023	2022
Balance, beginning of year	$59,946	$59,946
Goodwill adjustment from merger with Community Shores Bank Corporation	-	-
Balance, end of year	$59,946	$59,946

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

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through December 31, 2023, and as a result that it is more likely than not that there was no goodwill impairment as of December 31, 2023.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 is as follows:

	2023		2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$7,120	$5,266	$7,120	$4,311

The core deposit intangible from the County and Community Shores mergers is being amortized on a sum-of-the-years digits basis over ten years and eight years, respectively. Amortization expense was $955,000 in 2023, $1,153,000 in 2022 and $1,307,000 in 2021. The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2024	$757
2025	560
2026	362
2027	164
2028	11
Total	$1,854

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2023	2022	2021
Balance, beginning of year	$-	$194	$266
Transfers from loans	267	-	520
Additions from merger	-	-	-
Proceeds from sales	(157)	(235)	(611)
Write-downs	-	-	-
Gains on sales	12	41	19
Balance, end of year	$122	$-	$194

Included in the balances above were residential real estate mortgage loans of $122,000, $0, and $80,000 as of December 31, 2023, 2022, and 2021, respectively, and $0, $0, and $114,000 of commercial real estate loans as of December 31, 2023, 2022, and 2021, respectively.

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges. These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans. The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Pay Floating Swap Agreements pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%. In March 2023, ChoiceOne terminated all Pay Floating Swap Agreements for a cash payment of $4.2 million. The loss will be amortized into interest income over 13 months, which was the remaining period of the swap agreements. The remaining loss to be fully amortized in 2024 was $1.1 million.

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

Net settlements received on these four pay-fixed/receive-floating swaps were $3.3 million for the year ended December 31, 2023, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$8,880	Other Assets	$9,204
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$5,823

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2023		Year Ended December 31, 2022
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(284)	$-	$(55)	$(825)

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$1,534	$-	$(1,930)	$-
Derivatives designated as hedging instruments	$(1,454)	$-	$2,171	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$(496)	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(2,837)	$-	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$(503)

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

December 31, 2023
Cumulative amount of Fair
Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$222,933	$(396)

Note 9 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2023	2022
Noninterest-bearing demand deposits	$547,625	$599,579
Interest-bearing demand deposits	599,681	638,641
Money market deposits	247,602	214,026
Savings deposits	336,851	427,583
Local certificates of deposit	366,851	236,431
Brokered certificates of deposit	23,445	1,743
Total deposits	$2,122,055	$2,118,003

Scheduled maturities of certificates of deposit as of December 31, 2023 were as follows:

(Dollars in thousands)

2024	$351,516
2025	29,857
2026	3,802
2027	2,275
2028	2,580
Thereafter	266
Total	$390,296

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $199.7 million and $148.9 million at December 31, 2023 and 2022, respectively. The Bank held $23.4 million and $1.7 million in brokered certificates of deposit at December 31, 2023 and 2022, respectively. In addition, the Bank had $36.2 million and $17.3 million of certificates of deposit as of December 31, 2023, and December 31, 2022, respectively, that had been issued through the Certificate of Deposit Account Registry Service (“CDARS”).

Note 10 – Borrowings

Bank Term Funding Program (“BTFP”)

At December 31, loans from the BTFP were as follows:

(Dollars in thousands)	2023	2022

Maturity of May 2024 with fixed interest rate of 4.71%	$160,000	$-
Maturity of December 2024 with fixed interest rate of 4.83%	10,000	-
Total advances outstanding at year-end	$170,000	$-

Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2023	2022

Maturity of January 2023 with fixed interest rate of 4.16%	$-	$50,000
Maturity of July 2025 with fixed interest rate of 4.88%	20,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	-
Total advances outstanding at year-end	$30,000	$50,000

Advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $526.4 million and loans with a carrying value of approximately $433.2 million at December 31, 2023. Based on this collateral, the Bank was eligible to borrow an additional $649.0 million at year end 2023.

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $191.1 million and securities with a carrying value of approximately $278.5 million at December 31, 2023 and residential real estate loans with a carrying value of approximately $169.7 million at December 31, 2022, respectively. Based on this collateral, the Bank was eligible to borrow an additional $284.3 million at year-end 2023.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 8.5% at December 31, 2023. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.

ChoiceOne was in compliance with all covenants as of December 31, 2023. The line of credit balance was $0 at December 31, 2023.

Note 11 – Subordinated Debentures

The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and the rate was 7.6% at December 31, 2023 and 5.7% at December 31, 2022. The stated maturity is December 30, 2034. Total trust preferred securities at December 31, 2023 were $3.4 million consisting of $4.5 million in trust preferred securities less $1.1 million in merger fair value adjustments, which is being amortized over the next 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. The notes will initially bear interest at a fixed interest rate of 3.25% per annum until September 3, 2026, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 255 basis points until the notes’ maturity on September 3, 2031. The notes are redeemable by ChoiceOne, in whole or in part, on or after September 3, 2026, and at any time upon the occurrence of certain events. The notes have been structured to qualify as Tier 2 capital for ChoiceOne for regulatory capital purposes. ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios.

Note 12 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2023	2022	2021
Provision for Income Taxes
Current federal income tax expense	$4,330	$4,033	$3,532
Deferred federal income tax expense/(benefit)	(24)	(15)	924
Income tax expense	$4,306	$4,018	$4,456

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21%	$5,369	$5,808	$5,565
Tax exempt interest income	(1,206)	(1,323)	(1,190)
Tax exempt earnings on bank-owned life insurance	(230)	(276)	(170)
Tax credits	(282)	(289)	(284)
Disallowed interest expense	752	179	74
Other items	(97)	(81)	461
Income tax expense	$4,306	$4,018	$4,456

Effective income tax rate	17%	15%	17%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2023	2022
Deferred tax assets:
Purchase accounting adjustments from mergers with County and Community Shores	$529	$945
Allowance for credit losses	3,294	1,600
Unrealized losses on securities available for sale	15,279	19,745
Net operating loss carryforward	466	505
Unfunded commitment reserve	454	-
Compensation	347	299
Other	761	716
Total deferred tax assets	21,130	23,810

Deferred tax liabilities:
Purchase accounting adjustments from mergers with County and Community Shores	622	844
Loan servicing rights	805	908
Depreciation	534	605
Interest rate derivative contracts	1,568	660
Deferred loan fees and costs, net	75	15
Other	363	404
Total deferred tax liabilities	3,967	3,436
Net deferred tax asset (liability)	$17,163	$20,374

As of December 31, 2023, deferred tax assets included federal net operating loss carryforwards of approximately $2.2 million which was acquired through the merger with Community Shores. The loss carryforwards expire at various dates from 2031 to 2035. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. Under Code Section 382, ChoiceOne is limited to applying approximately $185,000 of net operating losses per year.

Note 13 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2023	2022

Balance, beginning of year	$24,036	$24,000
New loans	16,881	9,684
Repayments	(10,601)	(9,259)
Effect of changes in related parties	-	(389)
Balance, end of year	$30,316	$24,036

Deposits from executive officers, directors and their affiliates were $21.1 million, $30.0 million and $16.8 million at December 31, 2023, 2022 and 2021, respectively.

Note 14 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $594,000 and $650,000 in 2023 and 2022, respectively.

Note 15 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne under the Stock Incentive Plan of 2012, which is expired. Compensation expense in connection with stock options granted was $0 in 2023 and $4,000 in 2022. The Equity Incentive Plan of 2022 was approved by the Company’s shareholders at the Annual Meeting held on May 25, 2022. The Equity Incentive Plan of 2022 provides for the issuance of up to 200,000 shares of common stock. At December 31, 2023, there were 142,755 shares available for future grants.

A summary of stock options activity during the year ended December 31, 2023 was as follows:

		Weighted	Weighted
		average	average
		exercise	Grant Date
	Shares	price	Fair Value
Options outstanding at January 1, 2023	20,631	$25.30	$3.46
Options granted	-	-	-
Options exercised	(7,500)	27.25	3.64
Options forfeited or expired	-	-	-
Options outstanding, end of year	13,131	$24.19	$3.36

Options exercisable at December 31, 2023	13,131	$24.19	$3.36

The exercise prices for options outstanding and exercisable at the end of 2023 ranged from $20.86 to $27.25 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2023 was approximately 4.07 years.

The intrinsic value of all outstanding and exercisable stock options was $67,000 and $76,000 respectively, at December 31, 2023 and December 31, 2022. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2023 were calculated based on the closing market price of the Company’s common stock on December 31, 2023 of $29.30 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2023 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	4,500	4,500	5.41
$25.65	3,000	3,000	4.48
$20.86	3,306	3,306	3.34
$21.13	2,325	2,325	1.99

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2023, there was no unrecognized compensation expense related to stock options.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012 and the Equity Incentive Plan of 2022. Restricted stock units outstanding as of December 31, 2023 vest on roughly the three year anniversary of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $548,000 and $503,000, in 2023 and 2022, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for restricted stock units outstanding during the year ended December 31, 2023 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2023	53,867	$27.48
Granted	23,679	24.23
Vested	(9,051)	29.00
Forfeited	(312)	24.23
Outstanding at December 31, 2023	68,183	$26.16

At December 31, 2023, there were 68,183 restricted stock units outstanding with an approximate stock value of $2.0 million based on ChoiceOne’s December 31, 2023 stock price of $29.30 per share. At December 31, 2022, there were 53,867 restricted stock units outstanding with an approximate stock value of $1.6 million based on ChoiceOne’s December 31, 2022 stock price of $29.00 per share. The grant date fair value of restricted stock units granted was $574,000 and $755,000 in 2023 and 2022, respectively. The cost is expected to be recognized over a weighted average period of 1.43 years. As of December 31, 2023, there was $770,000 of unrecognized compensation cost related to unvested shares granted.

ChoiceOne has granted performance stock units to a select group of employees under the Stock Incentive Plan of 2012 and the Equity Incentive Plan of 2022. Performance stock units outstanding as of December 31, 2023 vest on the three year anniversary of the grant date based on earnings per share growth rate from the date of the grant. Shares can vest at a rate of 125%, 100%, 75%, or 0% based on the growth rate achieved over the three year time frame. Certain additional vesting provisions apply. Each performance stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $81,000 and $47,000 in 2023 and 2022, respectively, in connection with performance stock units for current participants during these years.

A summary of the activity for performance stock units outstanding during the year ended December 31, 2023 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2023	6,396	$26.34
Granted	5,125	24.23
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2023	11,521	$25.40

At December 31, 2023, there were 11,521 performance stock units outstanding assuming 100% vesting with an approximate stock value of $338,000 based on ChoiceOne’s December 31, 2023 stock price of $29.30 per share. The grant date fair value of restricted stock units granted was $124,000 and $168,000 in 2023 and 2022, respectively. The cost is expected to be recognized over a weighted average period of 1.8 years. As of December 31, 2023, there was $165,000 of unrecognized compensation cost related to unvested shares granted.

Note 16 - Earnings Per Share

(Dollars in thousands, except share data)
	2023	2022	2021
Basic
Net income	$21,261	$23,640	$22,042

Weighted average common shares outstanding	7,532,998	7,504,173	7,685,459

Basic earnings per common shares	$2.82	$3.15	$2.87

Diluted
Net income	$21,261	$23,640	$22,042

Weighted average common shares outstanding	7,532,998	7,504,173	7,685,459
Plus dilutive stock options and restricted stock units	39,292	23,198	17,255

Weighted average common shares outstanding and potentially dilutive shares	7,572,290	7,527,371	7,702,714

Diluted earnings per common share	$2.82	$3.15	$2.86

Stock options considered anti-dilutive to earnings per share were 4,500, 15,000, and 15,000 as of December 31, 2023, December 31, 2022, and December 31, 2021, respectively. This calculation is based on the average stock price during the year.

Note 17 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2023	2022	2021
Assets
Cash	$12,031	$8,310	$17,622
Equity securities at fair value	2,077	3,199	2,555
Other assets	474	586	553
Investment in subsidiaries	216,975	192,540	236,462
Total assets	$231,557	$204,635	$257,192

Liabilities
Subordinated debentures	$32,115	$31,971	$31,827
Trust preferred securities	3,392	3,291	3,190
Other liabilities	416	499	506
Total liabilities	35,923	35,761	35,523

Shareholders' equity	195,634	168,874	221,669
Total liabilities and shareholders’ equity	$231,557	$204,635	$257,192

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2023	2022	2021
Interest income
Interest and dividends from ChoiceOne Bank	$10,813	$-	$6,125
Interest and dividends from other securities	32	27	10
Total interest income	10,845	27	6,135

Interest expense
Borrowings	1,635	1,491	645

Net interest income	9,210	(1,464)	5,490

Noninterest income
Gains (losses) on sales of securities	(71)	-	-
Change in market value of equity securities	(307)	(385)	554
Other	-	2	4
Total noninterest income	(378)	(383)	558

Noninterest expense
Professional fees	47	40	15
Other	217	174	203
Total noninterest expense	264	214	218

Income before income tax and equity in undistributed net income of subsidiary	8,568	(2,061)	5,830
Income tax (expense)/benefit	472	433	64
Income before equity in undistributed net income of subsidiary	9,040	(1,628)	5,894
Equity in undistributed net income of subsidiary	12,221	25,268	16,148
Net income	$21,261	$23,640	$22,042

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$21,261	$23,640	$22,042
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(12,221)	(25,268)	(16,148)
Amortization	245	245	101
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	964	928	787
Net loss on sale of securities	71	-	-
Change in market value of equity securities	307	385	(554)
Changes in other assets	113	(33)	(260)
Changes in other liabilities	(84)	(7)	(2,982)
Net cash from operating activities	10,656	(110)	2,986

Cash flows from investing activities:
Sales of securities	887	-	-
Purchases of securities	(143)	(1,029)	(117)
Investment in Subsidiary	-	-	(5,000)
Net cash from investing activities	744	(1,029)	(5,117)

Cash flows from financing activities:
Issuance of common stock	231	172	139
Repurchase of common stock	-	(767)	(7,786)
Proceeds from borrowings	-	-	36,827
Payments on borrowings	-	-	(14,166)
Cash dividends paid	(7,910)	(7,578)	(7,200)
Net cash from financing activities	(7,679)	(8,173)	7,814

Net change in cash	3,721	(9,312)	5,683
Beginning cash	8,310	17,622	11,939
Ending cash	$12,031	$8,310	$17,622

Note 18 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2023
Assets
Cash and cash equivalents	$55,433	$55,433	$55,433	$-	$-
Equity securities at fair value	7,505	7,505	4,749	-	2,756
Securities available for sale	514,598	514,598	80,194	434,404	-
Securities held to maturity	407,959	348,791	-	335,493	13,298
Federal Home Loan Bank and Federal Reserve Bank stock	9,514	9,514	-	9,514	-
Loans held for sale	4,710	4,851	-	4,851	-
Loans, net	1,394,968	1,362,920	-	-	1,362,920
Accrued interest receivable	10,066	10,066	-	10,066	-
Interest rate lock commitments	64	64	-	64	-
Interest rate derivative contracts	8,880	8,880	-	8,880	-

Liabilities
Noninterest-bearing deposits	547,625	547,625	547,625	-	-
Interest-bearing deposits	1,550,985	1,549,386	-	1,549,386	-
Brokered deposits	23,445	23,435	-	23,435	-
Borrowings	200,000	199,743	-	199,743	-
Subordinated debentures	35,507	31,748	-	31,748	-
Accrued interest payable	6,223	6,223	-	6,223	-
Interest rate derivative contracts	-	-	-	-	-

December 31, 2022
Assets
Cash and cash equivalents	$43,943	$43,943	$43,943	$-	$-
Equity securities at fair value	8,566	8,566	6,024	-	2,542
Securities available for sale	529,749	529,749	78,204	451,545	-
Securities held to maturity	425,906	353,901	-	338,583	15,318
Federal Home Loan Bank and Federal Reserve Bank stock	8,581	8,581	-	8,581	-
Loans held for sale	4,834	4,979	-	4,979	-
Loans, net	1,182,163	1,123,198	-	-	1,123,198
Accrued interest receivable	8,949	8,949	-	8,949	-
Interest rate lock commitments	28	28	-	28	-
Interest rate derivative contracts	9,204	9,204	-	9,204	-

Liabilities
Noninterest-bearing deposits	599,579	599,579	599,579	-	-
Interest-bearing deposits	1,518,424	1,514,294	-	1,514,294	-
Borrowings	50,000	50,000	-	50,000	-
Subordinated debentures	35,262	30,304	-	30,304	-
Accrued interest payable	610	610	-	610	-
Interest rate derivative contracts	5,823	5,823	-	5,823	-

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 18. The estimated fair value of loans involves discounting forecasted cash flows. The discounting is executed using the Treasury curve, incorporating a spread adjustment to account for factors such as liquidity, marketability, and related risks. The allowance for credit losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of loans also included the mark to market adjustments related to the Company’s mergers.

The valuation of liabilities, encompassing deposits, borrowings, and others, is derived by aligning forecasted cash flows with relevant points on the SOFR Swap curve. The estimated fair values for time deposits and FHLB advances are based on the rates paid at December 31 for new deposits or FHLB advances, applied until maturity. The estimated fair values for other financial instruments and off-balance sheet loan commitments are considered nominal.

Note 19 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and December 31, 2022, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value as of December 31, 2023 or December 31, 2022 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2023
Equity securities	$4,749	$-	$2,756	$7,505

Investment Securities, Available for Sale -December 31, 2023
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	80,194	-	-	80,194
State and municipal	-	234,682	-	234,682
Mortgage-backed	-	188,501	-	188,501
Corporate	-	204	-	204
Asset-backed Securities	-	11,017	-	11,017
Total	$80,194	$434,404	$-	$514,598

Derivative Instruments -December 31, 2023
Interest rate derivative contracts - assets	$-	$8,880	$-	$8,880
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Equity Securities Held at Fair Value -December 31, 2022
Equity securities	$6,024	$-	$2,542	$8,566

Investment Securities, Available for Sale -December 31, 2022
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	78,204	-	-	78,204
State and municipal	-	229,938	-	229,938
Mortgage-backed	-	208,563	-	208,563
Corporate	-	711	-	711
Asset-backed Securities	-	12,333	-	12,333
Total	$78,204	$451,545	$-	$529,749

Derivative Instruments -December 31, 2022
Interest rate derivative contracts - assets	$-	$9,204	$-	$9,204
Interest rate derivative contracts - liabilities	$-	$5,823	$-	$5,823

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2023	2022
Equity Securities Held at Fair Value
Balance, January 1	$2,542	$1,768
Total realized and unrealized gains included in noninterest income	71	161
Net purchases, sales, calls, and maturities	143	613
Balance, December 31	$2,756	$2,542
Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31,	$5	$9

Investment Securities, Available for Sale
Balance, January 1	$-	$21,050
Total realized and unrealized gains included in income	-	-
Total unrealized gains/(losses) included in other comprehensive income	-	-
Net purchases, sales, calls, and maturities	-	-
Net transfers into Level 3	-	-
Transfer to held to maturity	-	(21,050)
Balance, December 31	$-	$-
Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31,	$-	$-

Of the Level 3 assets that were held by the Company at December 31, 2023, the net unrealized gain as of December 31, 2023 was $71,000, compared to $161,000 as of December 31, 2022. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $143,000 and $613,000 of Level 3 securities were purchased in 2023 and 2022, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
December 31, 2023	$387	$-	$-	$387
Impaired Loans
December 31, 2022	$2,846	$-	$-	$2,846

Other Real Estate
December 31, 2023	$122	$-	$-	$122
December 31, 2022	$-	$-	$-	$-

Collateral dependent loans classified as Level 3 are loans for which the repayment is expected to be provided substantially through the sale or operation of the collateral when the borrower is experiencing financial difficulty. The fair value of the collateral should be adjusted for estimated costs to sell if the repayment depends on the sale of the collateral. The net carrying amount of the loan should not exceed the fair value of the collateral (less costs to sell, if applicable). Impaired loans categorized as Level 3 assets consist of non-homogeneous loans classified as non-accrual, TDR, or past due. The Company estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). The changes in fair value consisted of charge-downs of impaired loans that were posted to the allowance for credit losses and write-downs of other real estate owned that were posted to a valuation account. The fair value of other real estate owned was based on appraisals or other reviews of property values, adjusted for estimated costs to sell.
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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2023		2022
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Unused lines of credit and letters of credit	$57,781	$141,522	$54,523	$148,497
Commitments to fund loans (at market rates)	90,178	27,939	35,789	12,565

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 6.25% to 9.50% and maturities ranging from 1 year to 30 years.

Note 21 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2023 and 2022, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$233,840	13.0%	$144,441	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	185,412	10.3	81,248	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	189,912	10.5	108,331	6.0	N/A	N/A
Tier 1 capital (to average assets)	189,912	7.5	101,337	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$224,095	12.4%	$144,274	8.0%	$180,342	10.0%
Common equity Tier 1 capital (to risk weighted assets)	212,283	11.8	81,154	4.5	117,223	6.5
Tier 1 capital (to risk weighted assets)	212,283	11.8	108,205	6.0	144,274	8.0
Tier 1 capital (to average assets)	212,283	8.4	101,244	4.0	126,555	5.0

December 31, 2022
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$222,006	13.8%	$128,545	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	177,916	11.1	72,307	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	182,416	11.4	96,409	6.0	N/A	N/A
Tier 1 capital (to average assets)	182,416	7.9	92,558	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$208,696	13.0%	$128,294	8.0%	$160,367	10.0%
Common equity Tier 1 capital (to risk weighted assets)	201,077	12.5	72,165	4.5	104,239	6.5
Tier 1 capital (to risk weighted assets)	201,077	12.5	96,220	6.0	128,294	8.0
Tier 1 capital (to average assets)	201,077	8.7	92,449	4.0	115,562	5.0

Banking laws and regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2023, approximately $53.3 million was available for the Bank to pay dividends to ChoiceOne assuming regulatory approval of any amount in excess of the applicable capital conservation buffer. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2023, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2023, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework."

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2023 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne's Board of Directors and Executive Officers and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2024, is incorporated herein by reference.

The Company has adopted a Code of Ethics for Executive Officers and Senior Financial Officers, which applies to the Chief Executive Officer and the Chief Financial Officer, as well as all other senior financial and accounting officers. The Code of Ethics is posted on the Company’s website at “www.choiceone.bank.” The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code of Ethics by posting such information on its website at “www.choiceone.bank.”

Item 11. Executive Compensation

The information under the captions “Executive Compensation” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2024, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2024, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2023:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	81,314	$3.91	324,481
Equity compensation plans not approved by security holders	—	—	152,967
Total	81,314	$3.91	477,448

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Equity Incentive Plan of 2022, and the 2022 Employee Stock Purchase Plan. As of December 31, 2023, 142,755 shares remained available for future issuance under the Equity Incentive Plan of 2022 and 181,726 shares remained available for future issuance under the 2022 Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. The Stock Incentive Plan of 2012 has expired and no further issuance of shares is permitted under the plan other than upon the exercise or vesting of outstanding awards.

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are the only equity compensation plans not approved by security holders. The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation. Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The Directors' Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company's common stock thereunder and the Directors' Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company. As of December 31, 2023, 79,926 shares remained available for issuance under the Directors' Equity Compensation Plan and 73,041 shares remained available for issuance under the Directors' Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2024, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2024, is incorporated herein by reference.

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Southfield, Michigan

PCAOB ID: 166

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2023 and 2022.

		Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022, and 2021.

		Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 13, 2024.

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

19	Insider Trading Policy

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. § 1350.

97	Incentive-Based Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 13, 2024
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and	March 13, 2024
Kelly J. Potes	Director (Principal Executive Officer)

/s/ Adom J. Greenland	Chief Financial Officer and Treasurer (Principal Financial and	March 13, 2024
Adom J. Greenland	Accounting Officer)

*/s/ Jack G. Hendon	Chairman of the Board and Director	March 13, 2024
Jack G. Hendon

*/s/ Greg L. Armock	Director	March 13, 2024
Greg L. Armock

*/s/ Keith Brophy	Director	March 13, 2024
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 13, 2024
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 13, 2024
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 13, 2024
Eric E. Burrough

*/s/ Curt E. Coulter	Director	March 13, 2024
Curt E. Coulter

*/s/ Bruce John Essex, Jr.	Director	March 13, 2024
Bruce John Essex, Jr.

*/s/ Gregory A. McConnell	Director	March 13, 2024
Gregory A. McConnell

*/s/ Bradley F. McGinnis	Director	March 13, 2024
Bradley F. McGinnis

*/s/ Roxanne M. Page	Director	March 13, 2024
Roxanne M. Page

*/s/ Michelle M. Wendling	Director	March 13, 2024
Michelle M. Wendling

*By /s/ Adom J. Greenland
Attorney-in-Fact