Form 10-Q
period 2024-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2024-05-07
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the Registrant had 7,571,112 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2024	2023
Assets
Cash and due from banks	$149,779	$55,083
Time deposits in other financial institutions	350	350
Cash and cash equivalents	150,129	55,433

Equity securities, at fair value (Note 2)	7,560	7,505
Securities available for sale, at fair value (Note 2)	504,636	514,598
Securities held to maturity, at amortized cost net of credit losses (Note 2)	397,981	407,959
Federal Home Loan Bank stock	4,449	4,449
Federal Reserve Bank stock	5,066	5,065
Loans held for sale	6,035	4,710
Loans to other financial institutions (Note 3)	30,032	19,400
Core loans (Note 3)	1,388,558	1,391,253
Total loans held for investment (Note 3)	1,418,590	1,410,653
Allowance for credit losses (Note 3)	(16,037)	(15,685)
Loans, net	1,402,553	1,394,968

Premises and equipment, net	28,268	29,750
Other real estate owned, net	122	122
Cash value of life insurance policies	45,079	45,074
Goodwill	59,946	59,946
Core deposit intangible	1,651	1,854
Other assets	57,224	45,273
Total assets	$2,670,699	$2,576,706

Liabilities
Deposits – noninterest-bearing	$502,685	$547,625
Deposits – interest-bearing	1,641,193	1,550,985
Brokered deposits	41,970	23,445
Total deposits	2,185,848	2,122,055

Borrowings	210,000	200,000
Subordinated debentures	35,568	35,507
Other liabilities	32,527	23,510
Total liabilities	2,463,943	2,381,072

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,556,137 at March 31, 2024 and 7,548,217 at December 31, 2023	173,786	173,513
Retained earnings	77,294	73,699
Accumulated other comprehensive loss, net	(44,324)	(51,578)
Total shareholders’ equity	206,756	195,634
Total liabilities and shareholders’ equity	$2,670,699	$2,576,706

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2024	2023
Interest income
Loans, including fees	$20,786	$14,873
Securities:
Taxable	5,348	4,913
Tax exempt	1,412	1,435
Other	886	177
Total interest income	28,432	21,398

Interest expense
Deposits	8,777	3,276
Advances from Federal Home Loan Bank	441	605
Other	2,740	505
Total interest expense	11,958	4,386

Net interest income	16,474	17,012
Provision for (reversal of) credit losses on loans	403	309
Provision for (reversal of) credit losses on unfunded commitments	(403)	(284)
Net Provision for (reversal of) credit losses expense	-	25
Net interest income after provision	16,474	16,987

Noninterest income
Customer service charges	2,405	2,267
Insurance and investment commissions	198	196
Gains on sales of loans	454	403
Net gains (losses) on sales of securities	-	-
Net gains on sales and write downs of other assets	1	3
Earnings on life insurance policies	495	263
Trust income	213	184
Change in market value of equity securities	35	63
Other	250	292
Total noninterest income	4,051	3,671

Noninterest expense
Salaries and benefits	7,831	8,083
Occupancy and equipment	1,462	1,643
Data processing	1,670	1,682
Professional fees	615	621
Supplies and postage	178	191
Advertising and promotional	150	149
Intangible amortization	203	252
FDIC insurance	375	300
Other	1,200	1,074
Total noninterest expense	13,684	13,995

Income before income tax	6,841	6,663
Income tax expense	1,207	1,030

Net income	$5,634	$5,633

Basic earnings per share (Note 4)	$0.75	$0.75
Diluted earnings per share (Note 4)	$0.74	$0.75
Dividends declared per share	$0.27	$0.26

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2024	2023
Net income	$5,634	$5,633

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(3,170)	13,694
Income tax benefit (expense)	666	(2,876)
Less: reclassification adjustment for net (gain) loss for fair value hedge	5,323	(6,021)
Income tax benefit (expense)	(1,118)	1,264
Unrealized gain (loss) on available-for-sale securities, net of tax	1,701	6,061

Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	56	29
Income tax benefit (expense)	(12)	(6)
Unrealized loss on held to maturity securities, net of tax	44	23

Change in net unrealized gain (loss) on cash flow hedge	6,086	(2,896)
Income tax benefit (expense)	(1,278)	608
Less: amortization of net unrealized (gains) losses included in net income	887	156
Income tax benefit (expense)	(186)	(33)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	5,509	(2,165)

Other comprehensive income (loss), net of tax	7,254	3,919

Comprehensive income (loss)	$12,888	$9,552

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			5,633		5,633
Other comprehensive income (loss)				3,919	3,919
Shares issued	5,651	147			147
Effect of employee stock purchases		7			7
Stock-based compensation expense		133			133
Cash dividends declared ($0.26 per share)			(1,955)		(1,955)

Balance, March 31, 2023	7,521,749	$172,564	$64,026	$(67,878)	$168,712

Balance, January 1, 2024	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			5,634		5,634
Other comprehensive income (loss)				7,254	7,254
Shares issued	7,040	90			90
Effect of employee stock purchases		11			11
Stock options exercised and issued (1)	880				-
Stock-based compensation expense		172			172
Cash dividends declared ($0.27 per share)			(2,039)		(2,039)

Balance, March 31, 2024	7,556,137	$173,786	$77,294	$(44,324)	$206,756

(1) The amount shown represents the number of shares issued in net exercise transactions where shares were surrendered in payment of taxes and/or payment of all or part of the exercise price.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,634	$5,633
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	-	25
Depreciation	636	609
Amortization	2,427	2,500
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	295	235
Net change in market value of equity securities	(35)	(63)
Gains on sales of loans	(454)	(403)
Loans originated for sale	(18,507)	(10,283)
Proceeds from loan sales	17,427	11,753
Earnings on bank-owned life insurance	(299)	(263)
Earnings on death benefit from bank-owned life insurance	(196)	-
Deferred federal income tax (benefit)/expense	301	252
Net change in:
Other assets	(1,410)	995
Other liabilities	9,495	(1,821)
Net cash provided by operating activities	15,314	9,169

Cash flows from investing activities:
Maturities, prepayments and calls of securities available for sale	5,879	7,052
Maturities, prepayments and calls of securities held to maturity	9,531	2,990
Purchases of securities available for sale	(466)	(323)
Purchases of equity securities	(20)	(70)
Purchases of securities held to maturity	-	(421)
Purchase of Federal Home Loan Bank stock	-	(1,678)
Loan originations and payments, net	(7,986)	(20,701)
Proceeds from bank owned life insurance death benefits claim	490	-
Additions to premises and equipment	(311)	(1,025)
Proceeds from (payments for) derivative contracts, net	497	(551)
Payments for derivative contracts settlements	-	(4,191)
Net cash provided by (used in) investing activities	7,614	(18,918)

Cash flows from financing activities:
Net change in deposits	63,793	(12,102)
Net change in short term borrowings	10,036	35,000
Issuance of common stock	56	52
Share based compensation withholding obligation	(78)	-
Cash dividends	(2,039)	(1,955)
Net cash provided by financing activities	71,768	20,995

Net change in cash and cash equivalents	94,696	11,246
Beginning cash and cash equivalents	55,433	43,943

Ending cash and cash equivalents	$150,129	$55,189

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,278	$4,557
Cash paid for income taxes	-	-
Loans transferred to other real estate owned	-	130

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Stock Transactions

A total of 3,822 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $112,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2024. A total of 2,400 shares for a cash price of $56,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2024. ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in the first quarter of 2024.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Allowance for Credit Losses (“ACL”)

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

The discounted cash flow methodology is utilized for all loan pools. This methodology is supported by our CECL software provider and allows management to calculate contractual life by factoring in all cash flows and adjusting them for behavioral and credit-related aspects.

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of March 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

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

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At March 31, 2024, there was no ACL related to securities AFS. Accrued interest receivable on securities AFS was excluded from the estimate of credit losses.

Securities Held to Maturity ("HTM") – Since the adoption of CECL, ChoiceOne measures credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on HTM securities is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on securities HTM is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. A discounted cash flow method will be used to determine the reserve required for any credit losses on HTM securities. At March 31, 2024, the ACL related to securities HTM is insignificant.

Recent Accounting Pronouncements

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

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

March 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,980	$292	$(712)	$7,560

December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,960	$212	$(667)	$7,505

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	March 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,229	$-	$(10,953)	$79,276
State and municipal	263,439	-	(32,511)	230,928
Mortgage-backed	207,478	29	(23,757)	183,750
Corporate	250	-	(46)	204
Asset-backed securities	10,729	-	(251)	10,478
Total	$572,125	$29	$(67,518)	$504,636

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,974	$-	$(322)	$2,652
State and municipal	195,710	9	(31,086)	164,633
Mortgage-backed	178,818	-	(24,692)	154,126
Corporate	20,021	20	(2,679)	17,362
Asset-backed securities	458	-	(21)	437
Total	$397,981	$29	$(58,800)	$339,210

	December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,345	$-	$(10,151)	$80,194
State and municipal	269,918	-	(35,236)	234,682
Mortgage-backed	212,392	14	(23,905)	188,501
Corporate	250	-	(46)	204
Asset-backed securities	11,334	-	(317)	11,017
Total	$584,239	$14	$(69,655)	$514,598

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,972	$-	$(293)	$2,679
State and municipal	196,098	14	(30,220)	165,892
Mortgage-backed	188,329	-	(25,796)	162,533
Corporate	20,013	21	(2,864)	17,170
Asset-backed securities	547	-	(30)	517
Total	$407,959	$35	$(59,203)	$348,791

Available for sale securities with unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$79,276	$10,953	$79,276	$10,953
State and municipal	-	-	230,928	32,511	230,928	32,511
Mortgage-backed	777	3	169,823	23,754	170,600	23,757
Corporate	-	-	204	46	204	46
Asset-backed securities	-	-	10,478	251	10,478	251
Total temporarily impaired	$777	$3	$490,709	$67,515	$491,486	$67,518

	December 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,194	$10,151	$80,194	$10,151
State and municipal	557	6	234,125	35,230	234,682	35,236
Mortgage-backed	1,255	23	176,400	23,882	177,655	23,905
Corporate	-	-	204	46	204	46
Asset-backed securities	-	-	11,017	317	11,017	317
Total temporarily impaired	$1,812	$29	$501,940	$69,626	$503,752	$69,655

Held to maturity securities with unrealized losses as of March 31, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,652	$322	$2,652	$322
State and municipal	6,540	1,332	157,833	29,754	164,373	31,086
Mortgage-backed	871	2	153,255	24,690	154,126	24,692
Corporate	-	-	15,699	2,679	15,699	2,679
Asset-backed securities	-	-	437	21	437	21
Total temporarily impaired	$7,411	$1,334	$329,876	$57,466	$337,287	$58,800

	December 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,679	$293	$2,679	$293
State and municipal	23	-	165,526	30,220	165,549	30,220
Mortgage-backed	-	-	162,533	25,796	162,533	25,796
Corporate	-	-	15,509	2,864	15,509	2,864
Asset-backed securities	-	-	517	30	517	30
Total temporarily impaired	$23	$-	$346,764	$59,203	$346,787	$59,203

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three months ended March 31, 2024 and 2023.

At March 31, 2024 and December 31, 2023, there were 570 and 569 securities with an unrealized loss, respectively. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at March 31, 2024, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On March 31, 2024, 85% of state and municipal bonds held are rated AA or better, 11% are A rated and 4% are not rated. Of the mortgage-backed securities held on March 31, 2024, 40% were issued by US government sponsored entities and agencies, and rated AA, 40% are AAA rated private issue and collateralized mortgage obligation, and 20% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Presented below is a schedule of maturities of securities as of March 31, 2024. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2024

U.S. Treasury notes and bonds	$-	$66,720	$12,556	$-	$79,276
State and municipal	-	11,272	105,237	114,419	230,928
Corporate	-	-	204	-	204
Asset-backed securities	-	7,643	2,835	-	10,478
Total debt securities	-	85,635	120,832	114,419	320,886

Mortgage-backed securities	18,808	59,528	74,514	30,900	183,750
Total Available for Sale	$18,808	$145,163	$195,346	$145,319	$504,636

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2024

U.S. Government and federal agency	$-	$2,974	$-	$-	$2,974
State and municipal	1,006	14,455	99,920	80,329	195,710
Corporate	-	-	20,021	-	20,021
Asset-backed securities	458	-	-	-	458
Total debt securities	1,464	17,429	119,941	80,329	219,163

Mortgage-backed securities	17,426	17,116	144,276	-	178,818
Total Held to Maturity	$18,890	$34,545	$264,217	$80,329	$397,981

Following is information regarding unrealized gains and losses on equity securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
(Dollars in thousands)
Net gains and (losses) recognized during the period	$35	$63
Less: Net gains and (losses) recognized during the period on securities sold	-	-

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$35	$63

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$41,950	3.0%	$49,210	3.5%	(14.8)%
Commercial and Industrial	231,222	16.3%	229,915	16.3%	0.6%
Commercial Real Estate	794,705	56.0%	786,921	55.8%	1.0%
Consumer	34,268	2.4%	36,541	2.6%	(6.2)%
Construction Real Estate	17,890	1.3%	20,936	1.5%	(14.5)%
Residential Real Estate	268,523	18.9%	267,730	19.0%	0.3%
Loans to Other Financial Institutions	30,032	2.1%	19,400	1.4%	54.8%
Gross Loans	$1,418,590		$1,410,653

Allowance for credit losses	16,037	1.13%	15,685	1.11%

Net loans	$1,402,553		$1,394,968

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		And		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses Three Months Ended March 31, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$15,685
Charge-offs	-	(1)	(123)	-	-	-	-	(124)
Recoveries	-	9	60	-	-	4	-	73
Provision	3	19	158	347	(9)	(135)	20	403
Ending balance	$97	$2,243	$918	$9,167	$49	$3,513	$50	$16,037

Individually evaluated for credit loss	$2	$7	$116	$1	$-	$136	$-	$262

Collectively evaluated for credit loss	$95	$2,236	$802	$9,166	$49	$3,377	$50	$15,775

Loans
March 31, 2024
Individually evaluated for credit loss	$44	$174	$238	$29	$-	$1,994	$-	$2,479
Collectively evaluated for credit loss	41,906	231,048	34,030	794,676	17,890	266,529	30,032	1,416,111
Ending balance	$41,950	$231,222	$34,268	$794,705	$17,890	$268,523	$30,032	$1,418,590

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Loan Losses
December 31, 2023
Individually evaluated for impairment	$2	$6	$-	$1	$—	$51	$—	$60

Collectively evaluated for impairment	$92	$2,210	$823	$8,819	$58	$3,593	$30	$15,625

Loans
December 31, 2023
Individually evaluated for impairment	$54	$136	$2	$29	$—	$1,858	$—	$2,079
Collectively evaluated for impairment	$49,156	$229,779	$36,539	$786,892	$20,936	$265,872	$19,400	1,408,574
Acquired with deteriorated credit quality	—	-	-	-	—	-		-
Ending balance	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400	$1,410,653

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Unallocated	Total
Allowance for Loan Losses Three Months Ended March 31, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	(13)	7,165
Charge-offs	-	-	(140)	-	-	-	-	(140)
Recoveries	-	27	69	13	-	3	-	112
Provision	(23)	45	133	(4)	(10)	168	-	309
Ending balance	$135	$3,020	$913	$7,837	$73	$3,087	$-	$15,065

Individually evaluated for impairment	$1	$7	$1	$1	$-	$42	$-	$52

Collectively evaluated for impairment	$134	$3,013	$912	$7,836	$73	$3,045	$-	$15,013

The provision for credit losses on loans was an expense of $403,000 in the first quarter of 2024, compared to an expense of $309,000 in the same period in the prior year. The provision expense was deemed necessary due to the increase in reserve for collateral dependent loans and an increase in qualitative factors related to the value of underlying collateral for collateral dependent non owner occupied loans and consumer loans.

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

The following table reflects the amortized cost basis of loans as of March 31, 2024 based on year of origination (dollars in thousands):

Commercial:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$523	$2,000	$3,723	$3,047	$1,696	$22,303	$33,292	$8,440	$41,732
Special mention	-	-	-	-	-	218	218	-	218
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$523	$2,000	$3,723	$3,047	$1,696	$22,521	$33,510	$8,440	$41,950
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$4,323	$27,221	$42,317	$20,127	$9,891	$18,852	$122,731	$107,930	$230,661
Special mention	-	-	111	24	33	121	289	109	398
Substandard	-	-	-	-	-	146	146	17	163
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$4,323	$27,221	$42,428	$20,151	$9,924	$19,119	$123,166	$108,056	$231,222
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$1	$1	$-	$1

Commercial Real Estate
Pass	$10,189	$151,579	$127,964	$105,078	$70,301	$176,176	$641,287	$153,046	$794,333
Special mention	-	-	-	-	-	372	372	-	372
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$10,189	$151,579	$127,964	$105,078	$70,301	$176,548	$641,659	$153,046	$794,705
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$15,035	$180,800	$174,115	$128,276	$81,921	$218,188	$798,335	$269,542	$1,067,877

Retail:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$2,210	$9,011	$11,277	$6,201	$2,487	$2,100	$33,286	$782	$34,068
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	42	157	1	-	-	200	-	200
Total	$2,210	$9,053	$11,434	$6,202	$2,487	$2,100	$33,486	$782	$34,268
Current year-to-date gross write-offs (1)	$-	$1	$33	$1	$-	$1	$36	$-	$36

Construction real estate
Performing	$960	$1,518	$148	$542	$-	$-	$3,168	$14,722	$17,890
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$960	$1,518	$148	$542	$-	$-	$3,168	$14,722	$17,890
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$7,133	$52,345	$63,307	$28,034	$15,992	$50,977	$217,788	$49,220	$267,008
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	136	499	697	-	111	1,443	72	1,515
Total	$7,133	$52,481	$63,806	$28,731	$15,992	$51,088	$219,231	$49,292	$268,523
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans to Other Financial Institutions
Performing	$30,032	$-	$-	$-	$-	$-	$30,032	$-	$30,032
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$30,032	$-	$-	$-	$-	$-	$30,032	$-	$30,032
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$40,335	$63,052	$75,388	$35,475	$18,479	$53,188	$285,917	$64,796	$350,713

The following table reflects the amortized cost basis of loans as of December 31, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$5,015	$4,088	$3,078	$1,788	$7,028	$18,476	$39,473	$9,507	$48,980
Special mention	-	-	-	-	176	54	230	-	230
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$5,015	$4,088	$3,078	$1,788	$7,204	$18,530	$39,703	$9,507	$49,210
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$23,600	$45,489	$23,462	$10,502	$9,214	$11,882	$124,149	$105,559	$229,708
Special mention	-	-	28	35	73	64	200	3	203
Substandard	-	-	-	-	-	4	4	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,600	$45,489	$23,490	$10,537	$9,287	$11,950	$124,353	$105,562	$229,915
Current year-to-date gross write-offs	$-	$55	$30	$71	$-	$2	$158	$-	$158

Commercial Real Estate
Pass	$149,181	$134,289	$107,033	$71,754	$43,846	$136,361	$642,464	$143,120	$785,584
Special mention	-	-	-	-	-	1,337	1,337	-	1,337
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$149,181	$134,289	$107,033	$71,754	$43,846	$137,698	$643,801	$143,120	$786,921
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$177,796	$183,866	$133,601	$84,079	$60,337	$168,178	$807,857	$258,189	$1,066,046

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Current year-to-date gross write-offs	$8	$24	$11	$28	$-	$1	$72	$-	$72

Construction real estate
Performing	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$54,231	$64,768	$28,301	$16,391	$12,556	$40,270	$216,517	$49,491	$266,008
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	380	826	-	-	486	1,692	30	1,722
Total	$54,231	$65,148	$29,127	$16,391	$12,556	$40,756	$218,209	$49,521	$267,730
Current year-to-date gross write-offs	$-	$26	$-	$-	$-	$1	$27	$-	$27

Loans to Other Financial Institutions
Performing	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$85,913	$81,743	$36,450	$19,240	$13,816	$41,958	$279,120	$65,487	$344,607

(1) It is noted that write-offs in the table above do not include checking account write offs. Checking account write-offs during the first three months of 2024 were $87,000 or an annualized $348,000 compared to $480,000 during the full year 2023.

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during 2023. There have been no loans modified due to borrowers experiencing financial difficulty as of March 31, 2024.

For the period ended:	December 31, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	$60	0%
Residential real estate	129	0%
Total	$189

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during 2023. There have been no loans modified due to borrowers experiencing financial difficulty as of March 31, 2024.

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

For the period ended:	March 31, 2024
(Dollars in thousands)	Term extension

Commercial and industrial	52
Residential real estate	126
Total	$178

For the period ended:	December 31, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	60
Residential real estate	129
Total	$189

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	March 31, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	$52	-	-	$52
Residential real estate	-	-	126	126
Total	$52	$-	$126	$178

For the period ended:	December 31, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	$60	$-	$-	$60
Residential real estate	-	-	129	129
Total	$60	$-	$129	$189

Nonaccrual loans by loan category were as follows:

As of March 31, 2024
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Consumer	$43	$200	$5
Residential real estate	436	1,515	3
Total nonaccrual loans	$479	$1,715	$8

As of March 31, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Residential real estate	$1,432	$1,596	$-
Total nonaccrual loans	$1,432	$1,596	$-

As of December 31, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized during the period on nonaccrual loans
Commercial and industrial	$-	$1	$-
Residential real estate	707	1,722	16
Total nonaccrual loans	$707	$1,723	$16

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2024
Agricultural	$-	$-	$-	$-	$41,950	$41,950	$-
Commercial and industrial	-	-	-	-	231,222	231,222	-
Consumer	31	94	4	129	34,139	34,268	-
Commercial real estate	173	-	-	173	794,532	794,705	-
Construction real estate	-	-	-	-	17,890	17,890	-
Residential real estate	873	770	126	1,769	266,754	268,523
Loans to Other Financial Institutions	-	-	-	-	30,032	30,032
	$1,077	$864	$130	$2,071	$1,416,519	$1,418,590	$-

December 31, 2023
Agricultural	$-	$-	$-	$-	$49,210	$49,210	$-
Commercial and industrial	-	-	1	1	229,914	229,915	-
Consumer	31	2	-	33	36,508	36,541	-
Commercial real estate	173	-	-	173	786,748	786,921	-
Construction real estate	-	-	-	-	20,936	20,936	-
Residential real estate	755	549	870	2,174	265,556	267,730	-
Loans to Other Financial Institutions	-	-	-	-	19,400	19,400
	$959	$551	$871	$2,381	$1,408,272	$1,410,653	$-

(1) Includes nonaccrual loans.

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2024	2023
Basic
Net income	$5,634	$5,633

Weighted average common shares outstanding	7,552,680	7,519,282

Basic earnings per common shares	$0.75	$0.75

Diluted
Net income	$5,634	$5,633

Weighted average common shares outstanding	7,552,680	7,519,282
Plus dilutive stock options and restricted stock units	47,336	33,047

Weighted average common shares outstanding and potentially dilutive shares	7,600,016	7,552,329

Diluted earnings per common share	$0.74	$0.75

There were 4,500 stock options that were considered anti-dilutive to earnings per share for the three months ended March 31 2024. There were no stock options that were considered anti-dilutive to earnings per share for the three months ended March 31, 2023.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Assets
Cash and cash equivalents	$150,129	$150,129	$150,129	$-	$-
Equity securities at fair value	7,560	7,560	4,705	-	2,855
Securities available for sale	504,636	504,636	79,276	425,360	-
Securities held to maturity	397,981	339,210	-	326,243	12,967
Federal Home Loan Bank and Federal
Reserve Bank stock	9,515	9,515	-	9,515	-
Loans held for sale	6,035	6,216	-	6,216	-
Loans, net	1,402,553	1,360,841	-	-	1,360,841
Accrued interest receivable	11,454	11,454	-	11,454	-
Interest rate lock commitments	73	73	-	73	-
Interest rate derivative contracts	20,231	20,231	-	20,231	-
Loan swaps	18	18	-	18	-

Liabilities
Noninterest-bearing deposits	502,685	502,685	502,685	-	-
Interest-bearing deposits	1,641,193	1,639,387	-	1,639,387	-
Brokered deposits	41,970	41,900	-	41,900	-
Borrowings	210,000	209,629	-	209,629	-
Subordinated debentures	35,568	31,659	-	31,659	-
Accrued interest payable	2,955	2,955	-	2,955	-
Interest rate derivative contracts	-	-	-	-	-
Loan swaps	18	18	-	18	-

December 31, 2023
Assets
Cash and cash equivalents	$55,433	$55,433	$55,433	$-	$-
Equity securities at fair value	7,505	7,505	4,749	-	2,756
Securities available for sale	514,598	514,598	80,194	434,404	-
Securities held to maturity	407,959	348,791	-	335,493	13,298
Federal Home Loan Bank and Federal
Reserve Bank stock	9,514	9,514	-	9,514	-
Loans held for sale	4,710	4,851	-	4,851	-
Loans, net	1,394,968	1,362,920	-	-	1,362,920
Accrued interest receivable	10,066	10,066	-	10,066	-
Interest rate lock commitments	64	64	-	64	-
Interest rate derivative contracts	8,880	8,880	-	8,880	-

Liabilities
Noninterest-bearing deposits	547,625	547,625	547,625	-	-
Interest-bearing deposits	1,550,985	1,549,386	-	1,549,386	-
Brokered deposits	23,445	23,435	-	23,435	-
Borrowings	200,000	199,743	-	199,743	-
Subordinated debentures	35,507	31,748	-	31,748	-
Accrued interest payable	6,223	6,223	-	6,223	-
Interest rate derivative contracts	-	-	-	-	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - March 31, 2024
Equity securities	$4,705	$-	$2,855	$7,560

Investment Securities, Available for Sale - March 31, 2024
U.S. Treasury notes and bonds	$79,276	$-	$-	$79,276
State and municipal	-	230,928	-	230,928
Mortgage-backed	-	183,750	-	183,750
Corporate	-	204	-	204
Asset-backed securities	-	10,478	-	10,478
Total	$79,276	$425,360	$-	$504,636

Derivative Instruments - March 31, 2024
Interest rate derivative contracts - assets	$-	$20,231	$-	$20,231
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Loan Swaps - March 31, 2024
Loan swaps - assets	$-	$18	$-	$18
Loan swaps - liabilities	$-	$18	$-	$18

Equity Securities Held at Fair Value - December 31, 2023
Equity securities	$4,749	$-	$2,756	$7,505

Investment Securities, Available for Sale - December 31, 2023
U. S. Treasury notes and bonds	$80,194	$-	$-	$80,194
State and municipal	-	234,682	-	234,682
Mortgage-backed	-	188,501	-	188,501
Corporate	-	204	-	204
Asset-backed securities	-	11,017	-	11,017
Total	$80,194	$434,404	$-	$514,598

Derivative Instruments - December 31, 2023
Interest rate derivative contracts - assets	$-	$8,880	$-	$8,880
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Three Months Ended
(Dollars in thousands)	March 31,
	2024	2023
Equity Securities Held at Fair Value
Balance, January 1	$2,756	$2,542
Total realized and unrealized gains included in noninterest income	79	25
Net purchases, sales, calls, and maturities	20	70
Net transfers into Level 3	-	-
Balance, March 31,	$2,855	$2,637

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	$1	$5

Of the Level 3 assets that were held by the Company at March 31, 2024, the net unrealized gain as of March 31, 2024 was $291,000, compared to $165,000 as of March 31, 2023. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $20,000 and $70,000 of Level 3 securities were purchased during the three months ended 2024 and 2023, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
March 31, 2024	$1,611	$-	$-	$1,611
December 31, 2023	$387	$-	$-	$387

Other Real Estate
March 31, 2024	$122	$-	$-	$122
December 31, 2023	$122	$-	$-	$122

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2024	2023
Service charges and fees on deposit accounts	$1,118	$1,027
Interchange income	1,287	1,240
Investment commission income	198	196
Trust fee income	213	184
Other charges and fees for customer services	149	137
Noninterest income from contracts with customers within the scope of ASC 606	2,965	2,784
Noninterest income within the scope of other GAAP topics	1,086	887
Total noninterest income	$4,051	$3,671

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges. These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans. The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Pay Floating Swap Agreements pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%. In March 2023, ChoiceOne terminated all Pay Floating Swap Agreements for a cash payment of $4.2 million. The loss will be amortized into interest income over 13 months, which was the remaining period of the swap agreements. The remaining loss to be fully amortized is $205,000, which will be complete in April 2024.

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreements will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which begins in April 2024.

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

Net settlements received on these four pay-fixed/receive-floating swaps were $1.0 million and $565,000 for the three months ended March 31, 2024 and 2023, respectively, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$20,231	Other Assets	$8,880
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended March 31, 2024		Three months ended March 31, 2023
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$58	$-	$(366)	$-

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(5,323)	$-	$6,022	$-
Derivatives designated as hedging instruments	$5,265	$-	$(5,960)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(887)	$-	$(156)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

March 31, 2024
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$222,194	$(5,719)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne”) and its wholly-owned subsidiaries. This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

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

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RESULTS OF OPERATIONS

ChoiceOne reported net income of $5,634,000 for the three months ended March 31, 2024, compared to $5,633,000 for the same period in 2023. Diluted earnings per share were $0.74 in the three months ended March 31, 2024, compared to $0.75 per share in the same period in the prior year. During 2023 and 2024, earnings were negatively affected by increased deposit costs, and partially offset by organic loan growth and higher interest income on loans due to higher interest rates.

As of March 31, 2024, total assets were $2.7 billion, an increase of $260.8 million compared to March 31, 2023. The growth is primarily attributed to an increase in gross loans, which includes a $178.0 million increase in core loans (total loans held for investment less loans to other financial institutions), an increase in cash of $94.9 million, and a $30.0 million increase in loans to other financial institutions over the twelve month period ending March 31, 2024. However, this growth was tempered by a $57.5 million reduction in securities during the same time period. ChoiceOne has actively managed its liquidity to support organic loan growth, strategically shifting from lower-yielding assets to higher-yielding loans. This is reflected in the loan growth observed since March 31, 2023.

Deposits, excluding brokered deposits, increased by $45.3 million or an annualized 8.6% in the first quarter of 2024 and $75.8 million or 3.7% compared to March 31, 2023. Deposits grew in the first quarter of 2024 due to new business, recapture of deposit losses, and some seasonality in municipal balances. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program (“BTFP”), and FHLB advances to ensure ample liquidity. At March 31, 2024, total available borrowing capacity from all sources was $960.7 million. Uninsured deposits totaled $792.3 million or 37.0% of deposits at March 31, 2024.

The increase in short term interest rates led to higher deposit costs, which rose to an annualized 1.65% in the first quarter of 2024, compared to an annualized 1.57% in the previous quarter and an annualized 0.62% in the first quarter of 2023. As deposits reprice and customers shift to certificate of deposits and other interest bearing products; this trend is likely to persist. ChoiceOne is taking active measures to control these costs and expects to pay lower rates on deposits than the federal funds rate. Interest expense on borrowings for the three months ended March 31, 2024 increased $1.8 million compared to the same period in the prior year, due to increases in borrowing amounts and interest rates. Borrowings include $170 million from the BTFP and $40 million of FHLB borrowings at a weighted average fixed rate of 4.7%, with the earliest maturity in January 2025. Total cost of funds increased to an annualized 2.0% in the first quarter of 2024 compared to an annualized 1.91% in the fourth quarter of 2023 and an annualized 0.79% in the first quarter of 2023.

The annualized return on average assets and annualized return on average shareholders’ equity were 0.86% and 11.26%, respectively, for the first quarter of 2024, compared to an annualized 0.94% and an annualized 13.42%, respectively, for the same period in 2023. The decrease in the return on average assets and return on average shareholders' equity in the three months ended March 31, 2024, was caused by an increase in both average assets of $229.7 million and shareholders’ equity of $32.2 million, respectively.

Dividends

Cash dividends of $2.0 million or $0.27 per share were declared in the first quarter of 2024, compared to $2.0 million or $0.26 per share in the first quarter of 2023. The cash dividend payout percentage was 36.2% for the first three months of 2024, compared to 34.7% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three months ended March 31, 2024 and 2023. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,412,569	$20,807	5.92%	$1,202,268	$14,889	5.02%
Taxable securities (2)	710,508	5,348	3.03	761,318	4,913	2.62
Nontaxable securities (1)	291,632	1,788	2.47	298,429	1,817	2.47
Other	64,064	886	5.56	19,452	177	3.68
Interest-earning assets	2,478,773	28,829	4.68	2,281,467	21,796	3.87
Noninterest-earning assets	142,236			109,877
Total assets	$2,621,009			$2,391,344

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$883,372	$3,577	1.63%	$875,435	$1,572	0.73%
Savings deposits	338,497	641	0.76	407,022	273	0.27
Certificates of deposit	377,640	4,115	4.38	247,856	1,279	2.09
Brokered deposit	34,708	444	5.14	12,762	152	4.84
Borrowings	214,835	2,523	4.72	63,122	708	4.55
Subordinated debentures	35,535	412	4.67	35,290	402	4.62
Other	19,699	246	5.02	-	-	0.00
Interest-bearing liabilities	1,904,286	11,958	2.53	1,641,487	4,386	1.08
Demand deposits	506,175			566,628
Other noninterest-bearing liabilities	10,371			15,277
Total liabilities	2,420,832			2,223,392
Shareholders' equity	200,177			167,952
Total liabilities and shareholders' equity	$2,621,009			$2,391,344

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,871			$17,410

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.74%			3.09%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$16,871			$17,410
Adjustment for taxable equivalent interest		(397)			(398)
Net interest income (GAAP)		$16,474			$17,012
Net interest margin (GAAP)			2.67%			3.02%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.7 million and $1.4 million in the first quarter of 2024 and 2023, respectively.
(5)
Interest on loans included net origination fees and accretion income related to acquired loans. Accretion income related to acquired loans was $390,000 and $471,000 in the first quarter of 2024 and 2023, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2024 Over 2023
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$5,918	$2,915	$3,003
Taxable securities	435	(1,732)	2,167
Nontaxable securities (2)	(29)	(27)	(2)
Other	709	580	129
Net change in interest income	7,033	1,736	5,297

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	2,005	15	1,990
Savings deposits	368	(308)	676
Certificates of deposit	2,836	916	1,920
Brokered deposit	292	281	11
Borrowings	1,815	1,787	28
Subordinated debentures	10	4	6
Other	246	246	-
Net change in interest expense	7,572	2,941	4,631
Net change in tax-equivalent net interest income	$(539)	$(1,205)	$666

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

Net Interest Income

Tax-equivalent net interest income decreased $539,000 in the first quarter of 2024, compared to the same period in 2023. The primary factor contributing to the reduction in interest income is the increase in deposit costs, as customers transfer their funds to accounts and products that offer higher interest rates. This was partially offset by higher interest rates on new loans. Tax equivalent net interest margin decreased 35 basis points in the first quarter of 2024 to 2.74%, compared to the same period in 2023. GAAP based net interest margin decreased 35 basis points in the first quarter of 2024 to 2.67%, compared to the same period in 2023. Tax-equivalent net interest margin has increased 2 basis points in the first quarter of 2024 compared to the fourth quarter of 2023

The following table presents the annualized cost of deposits and the annualized cost of funds for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended March 31,
	2024	2023
Cost of deposits	1.65%	0.62%
Cost of funds	2.00%	0.79%

ChoiceOne has experienced substantial loan growth from March 31, 2023 to March 31, 2024, leading to an increase in interest income from loans of $5.9 million in the three months ended March 31, 2024, compared to the same period in the prior year. Average loans grew $210.3 million in the three ended March 31, 2024, compared to the same period in the prior year. In addition, the average rate earned on loans increased 90 basis points in the three months ended March 31, 2024, compared to the same period in the prior year. Interest income on loans for the first three months of 2024 was reduced by $665,000 due to amortization expense related to the March 2023 sale of the pay floating swap derivative and a decline in accretion income related to acquired loans of $81,000, compared to the same period in 2023.

The average balance of total securities decreased $57.6 million in the three months ended March 31, 2024, compared to the same period in the prior year. The decrease is due to paydowns and a decline in the fair value of available for sale securities. The average rate earned on securities increased 31 basis points in the three months ended March 31, 2024, compared to the same period in the prior year. Interest income on securities for the first three months of 2024 was reduced by $222,000 due to amortization expense related to the March 2023 sale of the pay floating swap derivative.

Interest expense increased $7.6 million in the first three months of 2024, compared to the same period in the prior year. The average rate paid on interest bearing-demand deposits and savings deposits increased 81 basis points in the three months ended March 31, 2024, compared to the same period in the prior year. This was offset by the decline in the average balance of interest bearing-demand deposits and savings deposits, of $60.6 million during the first three months of 2024. The increase in the average balance of certificates of deposits, excluding brokered deposits, of $129.8 million during the first three months of 2024, combined with a 229 basis point increase in the rate paid on certificates of deposits, excluding brokered deposits, during the first three months of 2024, compared to the same period in the prior year, led to an increase in interest expense of $2.8 million during the first three months of 2024.

In order to bolster liquidity, ChoiceOne borrowed a total of $170.0 million from the Bank Term Funding Program ("BTFP") during the second and fourth quarters of 2023 and held $42.0 million in brokered deposits and $40.0 million in FHLB advances on March 31, 2024. The net effect of these additional borrowed funds and brokered deposits was an increase in interest expense of $2.1 million for the first three months of 2024, compared to the same period in 2023.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was relatively flat in the first quarter of 2024 compared to the same period in the prior year.

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

Loans individually evaluated for credit losses increased by $400,000 to $2.5 million during the first quarter of 2024, and the ACL related to these individually evaluated loans increased by $202,000 during the same period largely due to two recently classified collateral dependent retail and consumer loan relationships.

Nonperforming loans, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), remained historically low at $1.7 million on March 31, 2024 compared to $1.7 million as of December 31, 2023, and $1.7 million as of March 31, 2023. The ACL was 1.13% of total loans, excluding loans held for sale, at March 31, 2024, compared to 1.11% on December 31, 2023, and 1.24% on March 31, 2023. The liability for expected credit losses on unfunded loans and other commitments was $1.8 million on March 31, 2024, compared to $2.2 million on December 31, 2023, and $3.0 million on March 31, 2023.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2024 and 2023 were as follows:

(Dollars in thousands)	2024		2023
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	1	9	-	27
Consumer	123	60	140	69
Commercial real estate	-	-	-	13
Construction real estate	-	-	-	-
Residential real estate	-	4	-	3
	$124	$73	$140	$112

Net charge-offs were $51,000 during the first three months of 2024, compared to net charge-offs of $27,000 during the same period in 2023. Net charge-offs for checking accounts during the first three months of 2024 were $31,000 compared to $56,000 for the same period in the prior year. Annualized net charge-offs as a percentage of average loans were 0.01% for both the first quarter of 2024 and 2023.

The provision for credit losses on loans was $403,000 during the first three months of 2024, compared to $309,000 in the same period in the prior year. The provision expense was deemed necessary due to the increase in reserve for collateral dependent loans and an increase in qualitative factors related to the value of underlying collateral for collateral dependent non owner occupied loans and consumer loans.

The loan provision expense was offset by the decrease in unfunded commitments provision expense of $403,000 in first three months of 2024, due to changes in mix and a decline in balance. Total unfunded commitments decreased $59.3 million in the first quarter of 2024 compared to December 31, 2023.

Net provision for credit losses was $0 for the first quarter of 2024.

Noninterest Income

Noninterest income increased $380,000 in the three months ended March 31, 2024, compared to the same period in the prior year. The increase was largely due to earnings on a bank owned life insurance death benefit claim in the amount of $196,000 and an increase in customer service charges of $138,000 in the first quarter of 2024 compared to the same period in 2023. These increases were offset by changes in the market value of equity securities in the three months ended March 31, 2024, compared to the same period in the prior year.

Noninterest Expense

Noninterest expense declined by $311,000 in the three months ended March 31, 2024 compared to the same period in 2023. The decline in total noninterest expense was due to a decline in employee health insurance benefits and a decline in occupancy and equipment related to two branch closures during the quarter. ChoiceOne anticipates a low impact on customer retention related to the branch closures and expects to save around $700,000 annually from this decision. This was offset by increases to FDIC insurance and other costs related to inflationary pressures. Management continues to seek out ways to manage costs, but also recognizes the value of investing in innovation and attracting the best talent in our industry to compete effectively in our markets.

Income Tax Expense

Income tax expense was $1.2 million in the first three months of 2024 compared to $1.0 million for the same period in 2023. The effective tax rate was 17.6% for the first three months of 2024 compared to 15.5% for the same period in 2023. In the three months ended March 31, 2024, non taxable municipal interest decreased and disallowed interest expense increased compared to the first three months of 2023.

FINANCIAL CONDITION

Securities

Total available for sale securities on March 31, 2024, were $504.6 million compared to $514.6 million on December 31, 2023, with the decrease caused by $5.9 million of principal repayments, calls and maturities. The unrealized loss on securities available for sale declined by $2.2 million in the first three months of 2024. Total held to maturity securities on March 31, 2024, were $398.0 million compared to $408.0 million on December 31, 2023. ChoiceOne's held to maturity securities declined during the first three months of 2024, due to $9.5 million of principal repayments, calls and maturities.

At March 31, 2024, ChoiceOne had $126.3 million in unrealized losses on its investment securities, including $67.5 million in unrealized losses on available for sale securities and $58.8 in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

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

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $6.6 million as of March 31, 2024. As of December 31, 2023, equity securities included a MMP of $1.0 million and common stock of $6.5 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		March 31, 2024		December 31, 2023
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$85,325	6.0%	$112,877	8.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B	357,117	25.2%	347,036	24.6%
Multifamily Loans	1D	59,318	4.2%	56,563	4.0%
Owner Occupied CRE Loans	1E1	290,841	20.5%	281,515	20.0%
Non-Owner Occupied CRE Loans	1E2	319,969	22.5%	298,265	21.1%
Commercial & Industrial Loans	2A2, 4A	222,835	15.7%	219,849	15.6%
Farm & Agriculture Loans	1B, 3	39,791	2.8%	46,515	3.3%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	43,394	3.1%	48,033	3.4%

Total Loans		$1,418,590		$1,410,653

Average loan balances increased to $1.41 billion in the first quarter of 2024 compared to $1.36 billion in the fourth quarter of 2023 and $1.20 billion in the first quarter of 2023. Core loans decreased by $2.7 million or 0.8% on an annualized basis during the first quarter of 2024 and grew $178.0 million or 14.7% since March 31, 2023. Loans to other financial institutions were $30.0 million as of March 31, 2024, compared to $19.4 million and $0 as of December 31, 2023 and March 31, 2023, respectively. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and the interest rate fluctuates with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment. Loan interest, including fee income increased $5.9 million in the first quarter of 2024 compared to the same period in 2023.

Loan growth was concentrated in non-owner occupied commercial real estate loans which grew $21.7 million in the first three months of 2024 and 1-4 family loans which grew $10.1 million. The growth in non-owner occupied CRE loans came from our loan production offices in Holland, Oakland, Wyoming, and Macomb, MI, as experienced lenders were hired there in the past 18 months. CRE growth consisted of increases in seasoned hospitality groups, apartment buildings in the Grand Rapids, Michigan market, and professional office space in suburban areas with long-term leases and low loan to value ratios. Growth in 1-4 family loans was due to the growth in our warehouse line of credit or loans to other financial institutions. This growth was partially offset by a $27.6 million decline in construction and development loans which experienced an acceleration in our funding cycle toward the close of 2023.

During the first three months of 2024 and 2023, ChoiceOne recorded accretion income related to acquired loans in the amount of $390,000 and $471,000, respectively. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $2.1 million as of March 31, 2024.

Asset Quality

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis, loans not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and troubled loan modifications which are accruing and initiated in the past year.

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	March 31,	December 31,
	2024	2023
Loans accounted for on a nonaccrual basis	$1,715	$1,723
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans past due defined as "troubled loan modifications" which are not included above	-	-
Total	$1,715	$1,723

The balance of nonaccrual loans in the first three months of 2024 is primarily made up of residential mortgage loans. Management believes the ACL allocated to its nonperforming loans was sufficient at March 31, 2024.

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

Management concurred with the conclusion derived from the quantitative goodwill analysis as of the valuation date and determined that there were no material changes and that no triggering events had occurred that indicated impairment from the valuation date through March 31, 2024, and as a result that it is more likely than not that there was no goodwill impairment as of March 31, 2024.

Deposits and Borrowings

Deposits, excluding brokered deposits, increased by $45.3 million or an annualized 8.6% in the first quarter of 2024 and $75.8 million or 3.7% compared to March 31, 2023. Deposits grew in the first quarter of 2024 due to new business, recapture of deposit losses, and some seasonality in municipal balances. The increase in short term interest rates led to higher deposit costs, which rose to an annualized 1.65% in the first quarter of 2024, compared to an annualized 1.57% in the fourth quarter of 2023, and an annualized 0.62% in the first quarter of 2023. As deposits reprice and customers shift to certificate of deposits and other interest bearing products; this trend is likely to persist. ChoiceOne is taking active measures to control these costs and expects to pay lower rates on deposits than the federal funds rate.

Uninsured deposits totaled $792.3 million or 37.0% of deposits on March 31, 2024 compared to $769.7 million, or 36.3% of total deposits at December 31, 2023. At March 31, 2024, total available borrowing capacity from all sources was $960.7 million, which exceeds uninsured deposits.

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

At March 31, 2024, ChoiceOne has borrowed $170 million from the Federal Reserve’s Bank Term Funding Program (BTFP). This program provides a 1-year term at a fixed rate with the ability to prepay at any time without penalty. The interest rate on the BTFP borrowings as of March 31, 2024 was 4.76% and fixed through January of 2025. Collateral pledged is U.S. Treasuries, agency debt and mortgage-backed securities valued at par. At March 31, 2024 ChoiceOne had $40 million of borrowings from the FHLB with a weighted average rate of 4.58% with maturities through 2026. Total cost of funds increased to an annualized 2.0% in the first quarter of 2024 compared to an annualized 1.91% in the fourth quarter of 2023 and an annualized 0.79% in the first quarter of 2023.

Shareholders' Equity

Shareholders’ equity totaled $206.8 million as of March 31, 2024, up from $168.7 million as of March 31, 2023. This increase is due to increased retained earnings and an improvement in accumulated other compressive loss (AOCI) of $23.6 million compared to March 31, 2023. The improvement in AOCI, despite the rise in interest rates, is due to both the shortening duration and maturing (paydowns) of the securities portfolio, as well as an increase in unrealized gain on the pay-fixed swap derivatives. ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 12.6% as of March 31, 2024, compared to 13.0% on March 31, 2023.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed assets and variable rate liabilities. On March 31, 2024, ChoiceOne had pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $20.2 million and an average remaining contract length of 7 to 8 years. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale. Included in the total is $200.0 million of forward starting pay-fixed, receive floating interest rate swaps used to hedge interest bearing liabilities. These forward starting swaps will pay a fixed coupon of 2.75% while receiving SOFR starting in late April 2024. At the SOFR rate on March 31, 2024 of 5.34%, these forward starting swaps would contribute approximately $432,000 monthly, which will partially offset interest expense. In addition, in March 2023, ChoiceOne eliminated all receive-fix, pay floating swap agreements for a cash payment of $4.2 million. The loss is being amortized in interest income with an expense of approximately $300,000 monthly through April 2024, which was the remaining period of the agreements. The effect of these two items will increase net interest income by approximately $732,000 monthly starting in May 2024.

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

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$239,906	13.3%	$144,589	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	189,483	10.5	81,331	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	193,983	10.7	108,442	6.0	N/A	N/A
Tier 1 capital (to average assets)	193,983	7.6	102,516	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$227,346	12.6%	$144,441	8.0%	$180,551	10.0%
Common equity Tier 1 capital (to risk weighted assets)	213,575	11.8	81,248	4.5	117,358	6.5
Tier 1 capital (to risk weighted assets)	213,575	11.8	108,330	6.0	144,441	8.0
Tier 1 capital (to average assets)	213,575	8.3	102,433	4.0	128,041	5.0

December 31, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$233,840	13.0%	$144,441	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	185,412	10.3	81,248	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	189,912	10.5	108,331	6.0	N/A	N/A
Tier 1 capital (to average assets)	189,912	7.5	101,337	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$224,095	12.4%	$144,274	8.0%	$180,342	10.0%
Common equity Tier 1 capital (to risk weighted assets)	212,283	11.8	81,154	4.5	117,223	6.5
Tier 1 capital (to risk weighted assets)	212,283	11.8	108,205	6.0	144,274	8.0
Tier 1 capital (to average assets)	212,283	8.4	101,244	4.0	126,555	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of March 31, 2024 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $15.8 million for the three months ended March 31, 2024 compared to $9.2 million in the same period in 2023. The change was due to the change in other liabilities, partially offset by lower net proceeds from loan sales in 2024 compared to 2023. Net cash provided by investing activities was $7.1 million for the three months ended March 31, 2024 compared to $18.9 million used in the same period in 2023. The change was due in part to a decrease in net loan originations that led to cash used of $8.0 million in the first three months of 2024 compared to $20.7 million used in the same period during the prior year. Net maturities, payments and calls of securities was $15.4 million for the three months ended March 31, 2024 compared to $10.0 million used in the same period in 2023. Net cash provided by financing activities was $71.8 million for the three months ended March 31, 2024, compared to $21.0 million in the same period in the prior year. ChoiceOne had $63.8 million in deposit growth in the first three months of 2024 compared to a decrease of $12.1 million in the same period in 2023. ChoiceOne also increased borrowing by $10.0 million in the first three months of 2024 compared to an increase of $35.0 million in the same period during the prior year.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $170.0 million in outstanding borrowings from the BTFP as of March 31, 2024. ChoiceOne had $40.0 million in outstanding borrowings at the FHLB as of March 31, 2024. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At March 31, 2024, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $960.7 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in the first three months of 2024, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2024. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the first quarter of 2024.

There were no issuer purchases of equity securities during the first quarter of 2024.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 07, 2024	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 07, 2024	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)