Form 10-Q
period 2024-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2024-08-14
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 001-39209

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

As of July 31, 2024, the Registrant had 8,957,495 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except share data)	June 30, 2024	December 31, 2023
Assets
Cash and due from banks	$100,652	$55,083
Time deposits in other financial institutions	350	350
Cash and cash equivalents	101,002	55,433

Equity securities, at fair value (Note 2)	7,502	7,505
Securities available for sale, at fair value (Note 2)	491,670	514,598
Securities held to maturity, at amortized cost net of credit losses (Note 2)	392,699	407,959
Federal Home Loan Bank stock	4,449	4,449
Federal Reserve Bank stock	5,066	5,065
Loans held for sale	5,946	4,710
Loans to other financial institutions (Note 3)	36,569	19,400
Core loans (Note 3)	1,400,958	1,391,253
Total loans held for investment (Note 3)	1,437,527	1,410,653
Allowance for credit losses (Note 3)	(16,152)	(15,685)
Loans, net	1,421,375	1,394,968

Premises and equipment, net	27,370	29,750
Other real estate owned, net	272	122
Cash value of life insurance policies	45,384	45,074
Goodwill	59,946	59,946
Core deposit intangible	1,448	1,854
Other assets	58,938	45,273
Total assets	$2,623,067	$2,576,706

Liabilities
Deposits – noninterest-bearing	$517,137	$547,625
Deposits – interest-bearing	1,582,365	1,550,985
Brokered deposits	27,177	23,445
Total deposits	2,126,679	2,122,055

Borrowings	210,000	200,000
Subordinated debentures	35,630	35,507
Other liabilities	36,239	23,510
Total liabilities	2,408,548	2,381,072

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 7,573,618 at June 30, 2024 and 7,548,217 at December 31, 2023	173,984	173,513
Retained earnings	81,836	73,699
Accumulated other comprehensive loss, net	(41,301)	(51,578)
Total shareholders’ equity	214,519	195,634
Total liabilities and shareholders’ equity	$2,623,067	$2,576,706

See accompanying notes to interim consolidated financial statements.

 ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$21,971	$15,978	$42,757	$30,851
Securities:
Taxable	5,471	5,378	10,819	10,291
Tax exempt	1,410	1,389	2,822	2,824
Other	1,092	571	1,978	748
Total interest income	29,944	23,316	58,376	44,714

Interest expense
Deposits	8,325	5,056	17,102	8,332
Advances from Federal Home Loan Bank	463	621	904	1,226
Other	2,785	1,548	5,525	2,053
Total interest expense	11,573	7,225	23,531	11,611

Net interest income	18,371	16,091	34,845	33,103
Provision for (reversal of) credit losses on loans	272	(415)	675	(106)
Provision for (reversal of) credit losses on unfunded commitments	(272)	165	(675)	(119)
Net Provision for (reversal of) credit losses expense	-	(250)	-	(225)
Net interest income after provision	18,371	16,341	34,845	33,328

Noninterest income
Customer service charges	2,662	2,271	5,067	4,538
Insurance and investment commissions	190	172	388	368
Gains on sales of loans	525	540	979	943
Net gains (losses) on sales of securities	-	-	-	-
Net gains on sales and write downs of other assets	11	133	12	136
Earnings on life insurance policies	305	269	800	532
Trust income	220	196	433	380
Change in market value of equity securities	(71)	(385)	(36)	(322)
Other	241	289	491	581
Total noninterest income	4,083	3,485	8,134	7,156

Noninterest expense
Salaries and benefits	8,264	7,837	16,095	15,920
Occupancy and equipment	1,477	1,507	2,939	3,150
Data processing	1,780	1,681	3,450	3,363
Professional fees	593	619	1,208	1,240
Supplies and postage	168	197	346	388
Advertising and promotional	199	155	349	304
Intangible amortization	203	253	406	505
FDIC insurance	390	220	765	520
Other	1,204	1,104	2,404	2,178
Total noninterest expense	14,278	13,573	27,962	27,568

Income before income tax	8,176	6,253	15,017	12,916
Income tax expense	1,590	1,040	2,797	2,070

Net income	$6,586	$5,213	$12,220	$10,846

Basic earnings per share (Note 4)	$0.87	$0.69	$1.62	$1.44
Diluted earnings per share (Note 4)	$0.87	$0.69	$1.61	$1.44
Dividends declared per share	$0.27	$0.26	$0.54	$0.52

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,586	$5,213	$12,220	$10,846

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	184	(5,018)	(2,986)	8,676
Income tax benefit (expense)	(39)	1,054	627	(1,822)
Less: reclassification adjustment for net (gain) loss included in net income	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	1,663	6,752	6,986	731
Income tax benefit (expense)	(349)	(1,417)	(1,467)	(153)
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Unrealized gain (loss) on available-for-sale securities, net of tax	1,459	1,371	3,160	7,432

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	56	165	112	194
Income tax benefit (expense)	(12)	(35)	(24)	(41)
Unrealized loss on held to maturity securities, net of tax	44	130	88	153

Change in net unrealized gain (loss) on cash flow hedge	1,719	6,019	7,805	3,123
Income tax benefit (expense)	(361)	(1,264)	(1,639)	(656)
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: amortization of net unrealized (gains) losses included in net income	205	887	1,092	1,043
Income tax benefit (expense)	(43)	(186)	(229)	(219)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	1,520	5,456	7,029	3,291

Other comprehensive income (loss), net of tax	3,023	6,957	10,277	10,876

Comprehensive income (loss)	$9,609	$12,170	$22,497	$21,722

 See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the six months ended June 30,

(Dollars in thousands, except per share data)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Total
Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			10,846		10,846
Other comprehensive income (loss)				10,876	10,876
Shares issued	18,560	297			297
Effect of employee stock purchases		14			14
Stock-based compensation expense		292			292
Cash dividends declared ($0.52 per share)			(3,913)		(3,913)

Balance, June 30, 2023	7,534,658	$172,880	$67,281	$(60,921)	$179,240

Balance, January 1, 2024	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			12,220		12,220
Other comprehensive income (loss)				10,277	10,277
Shares issued	24,521	115			115
Effect of employee stock purchases		22			22
Stock options exercised and issued (1)	880				-
Stock-based compensation expense		334			334
Cash dividends declared ($0.54 per share)			(4,083)		(4,083)

Balance, June 30, 2024	7,573,618	$173,984	$81,836	$(41,301)	$214,519

(1)	The amount shown represents the number of shares issued in net exercise transactions where shares were surrendered in payment of taxes and/or payment of all or part of the exercise price.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the three months ended June 30,

(Dollars in thousands, except per share data)	Number of Shares	Common Stock and Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Total
Balance, April 1, 2023	7,521,749	$172,564	$64,026	$(67,878)	$168,712

Net income			5,213		5,213
Other comprehensive income (loss)				6,957	6,957
Shares issued	12,909	150			150
Effect of employee stock purchases		7			7
Stock-based compensation expense		159			159
Cash dividends declared ($0.26 per share)			(1,958)		(1,958)

Balance, June 30, 2023	7,534,658	$172,880	$67,281	$(60,921)	$179,240

Balance, April 1, 2024	7,556,137	$173,786	$77,294	$(44,324)	$206,756

Net income			6,586		6,586
Other comprehensive income (loss)				3,023	3,023
Shares issued	17,481	25			25
Effect of employee stock purchases		11			11
Stock-based compensation expense		162			162
Cash dividends declared ($0.27 per share)			(2,044)		(2,044)

Balance, June 30, 2024	7,573,618	$173,984	$81,836	$(41,301)	$214,519

(1)	The amount shown represents the number of shares issued in net exercise transactions where shares were surrendered in payment of taxes and/or payment of all or part of the exercise price.

 ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$12,220	$10,846
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	-	(225)
Depreciation	1,272	1,230
Amortization	4,810	4,970
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	576	487
Net change in market value of equity securities	36	322
Gains on sales of loans	(979)	(943)
Loans originated for sale	(29,067)	(29,192)
Proceeds from loan sales	28,400	25,684
Earnings on bank-owned life insurance	(604)	(532)
Earnings on death benefit from bank-owned life insurance	(196)	-
Deferred federal income tax (benefit)/expense	231	59
Net change in:
Other assets	794	6,601
Other liabilities	13,557	5,856
Net cash provided by operating activities	31,050	25,163

Cash flows from investing activities:
Sales of equity securities	-	42
Maturities, prepayments and calls of securities available for sale	17,962	15,159
Maturities, prepayments and calls of securities held to maturity	15,086	5,091
Purchases of securities available for sale	(768)	(676)
Purchases of equity securities	(33)	(98)
Purchases of securities held to maturity	(700)	(597)
Purchase of Federal Home Loan Bank stock	(1)	(4,849)
Loan originations and payments, net	(27,232)	(74,553)
Proceeds from bank owned life insurance death benefits claim	490	-
Additions to premises and equipment	(794)	(2,212)
Payments for derivative contracts settlements	-	(4,191)
Net cash provided by (used in) investing activities	4,010	(66,884)

Cash flows from financing activities:
Net change in deposits	4,624	(31,615)
Net change in short term borrowings	10,073	110,000
Issuance of common stock	115	116
Share based compensation withholding obligation	(220)	-
Cash dividends	(4,083)	(3,913)
Net cash provided by financing activities	10,509	74,588

Net change in cash and cash equivalents	45,569	32,867
Beginning cash and cash equivalents	55,433	43,943

Ending cash and cash equivalents	$101,002	$76,810

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,686	$10,269
Cash paid for income taxes	2,750	2,900
Loans transferred to other real estate owned	150	266

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements.  Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Stock Transactions

A total of 3,883 and 7,705 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $106,000 and $219,000 under the terms of the Directors’ Stock Purchase Plan in the second quarter and first half of 2024, respectively. A total of 2,506 and 4,906 shares for a cash price of $61,000 and $117,000 were issued under the Employee Stock Purchase Plan in the second quarter and first half of 2024, respectively.  ChoiceOne’s common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted.  No shares were repurchased under this program in the second quarter of 2024.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of June 30, 2024, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

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

Securities Available for Sale (“AFS”) – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL.  For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors.  In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense.  Losses are charged against the allowance when the collectability of a security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met.  Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes.  At June 30, 2024, there was no ACL related to securities AFS.  Accrued interest receivable on securities AFS was excluded from the estimate of credit losses.

Securities Held to Maturity (“HTM”) – Since the adoption of CECL, ChoiceOne measures credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on HTM securities is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected.  HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses.  Accrued interest receivable on securities HTM is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities.  With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities.  A discounted cash flow method will be used to determine the reserve required for any credit losses on HTM securities.  At June 30, 2024, the ACL related to securities HTM is insignificant.

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

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$7,993	$266	$(757)	$7,502

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities	$7,960	$212	$(667)	$7,505

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	June 30, 2024
(Dollars in thousands) Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$90,112	$-	$(10,801)	$79,311
State and municipal	260,866	-	(31,611)	229,255
Mortgage-backed	196,032	26	(23,000)	173,058
Corporate	250	-	(45)	205
Asset-backed securities	10,050	-	(209)	9,841
Total	$557,310	$26	$(65,666)	$491,670

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,975	$-	$(340)	$2,635
State and municipal	195,460	6	(32,418)	163,048
Mortgage-backed	173,860	-	(24,715)	149,145
Corporate	20,028	19	(2,652)	17,395
Asset-backed securities	376	-	(16)	360
Total	$392,699	$25	$(60,141)	$332,583

	December 31, 2023
(Dollars in thousands) Available for Sale:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury notes and bonds	$90,345	$-	$(10,151)	$80,194
State and municipal	269,918	-	(35,236)	234,682
Mortgage-backed	212,392	14	(23,905)	188,501
Corporate	250	-	(46)	204
Asset-backed securities	11,334	-	(317)	11,017
Total	$584,239	$14	$(69,655)	$514,598

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,972	$-	$(293)	$2,679
State and municipal	196,098	14	(30,220)	165,892
Mortgage-backed	188,329	-	(25,796)	162,533
Corporate	20,013	21	(2,864)	17,170
Asset-backed securities	547	-	(30)	517
Total	$407,959	$35	$(59,203)	$348,791

Available for sale securities with unrealized losses as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands) Available for Sale:
U.S. Treasury notes and bonds	$-	$-	$79,311	$10,801	$79,311	$10,801
State and municipal	-	-	229,255	31,611	229,255	31,611
Mortgage-backed	2,503	14	159,321	22,986	161,824	23,000
Corporate	-	-	205	45	205	45
Asset-backed securities	-	-	9,841	209	9,841	209
Total temporarily impaired	$2,503	$14	$477,933	$65,652	$480,436	$65,666

	December 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands) Available for Sale:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury notes and bonds	$-	$-	$80,194	$10,151	$80,194	$10,151
State and municipal	557	6	234,125	35,230	234,682	35,236
Mortgage-backed	1,255	23	176,400	23,882	177,655	23,905
Corporate	-	-	204	46	204	46
Asset-backed securities	-	-	11,017	317	11,017	317
Total temporarily impaired	$1,812	$29	$501,940	$69,626	$503,752	$69,655

Held to maturity securities with unrealized losses as of June 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands) Held to Maturity:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency	$-	$-	$2,635	$340	$2,635	$340
State and municipal	7,256	1,350	155,628	31,068	162,884	32,418
Mortgage-backed	-	-	149,145	24,715	149,145	24,715
Corporate	-	-	15,731	2,652	15,731	2,652
Asset-backed securities	-	-	360	16	360	16
Total temporarily impaired	$7,256	$1,350	$323,499	$58,791	$330,755	$60,141

	December 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands) Held to Maturity:	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and federal agency	$-	$-	$2,679	$293	$2,679	$293
State and municipal	23	-	165,526	30,220	165,549	30,220
Mortgage-backed	-	-	162,533	25,796	162,533	25,796
Corporate	-	-	15,509	2,864	15,509	2,864
Asset-backed securities	-	-	517	30	517	30
Total temporarily impaired	$23	$-	$346,764	$59,203	$346,787	$59,203

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer.  No ACL was recorded in the three and six months ended June 30, 2024 and 2023.

At June 30, 2024 and December 31, 2023, there were 553 and 569 securities with an unrealized loss, respectively.  Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at June 30, 2024, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities.  The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On June 30, 2024, 85% of state and municipal bonds held are rated AA or better, 11% are A rated and 4% are not rated.  Of the mortgage-backed securities held on June 30, 2024, 42% were issued by US government sponsored entities and agencies, and rated AA, 43% are AAA rated private issue and collateralized mortgage obligation, and 15% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Presented below is a schedule of maturities of securities as of June 30, 2024.  Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost.  Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
(Dollars in thousands)	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at June 30, 2024
U.S. Treasury notes and bonds	$-	$73,173	$6,138	$-	$79,311
State and municipal	1,006	15,130	77,614	135,505	229,255
Corporate	-	-	205	-	205
Asset-backed securities	-	7,192	2,649	-	9,841
Total debt securities	1,006	95,495	86,606	135,505	318,612

Mortgage-backed securities	12,846	79,329	56,372	24,511	173,058
Total Available for Sale	$13,852	$174,824	$142,978	$160,016	$491,670

	Held to Maturity Securities maturing within:
(Dollars in thousands)	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Amortized Cost at June 30, 2024
U.S. Government and federal agency	$-	$2,975	$-	$-	$2,975
State and municipal	1,690	17,189	98,079	78,502	195,460
Corporate	-	-	20,028	-	20,028
Asset-backed securities	376	-	-	-	376
Total debt securities	2,066	20,164	118,107	78,502	218,839

Mortgage-backed securities	16,659	29,543	127,658	-	173,860
Total Held to Maturity	$18,725	$49,707	$245,765	$78,502	$392,699

Following is information regarding unrealized gains and losses on equity securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Dollars in thousands)
Net gains and (losses) recognized during the period	$(71)	$(385)	$(36)	$(322)
Less: Net gains and (losses) recognized during the period on securities sold	-	-	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(71)	$(385)	$(36)	$(322)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$45,274	3.2%	$49,210	3.5%	(8.0)%
Commercial and Industrial	224,031	15.6%	229,915	16.3%	(2.6)%
Commercial Real Estate	804,213	55.9%	786,921	55.8%	2.2%
Consumer	32,811	2.3%	36,541	2.6%	(10.2)%
Construction Real Estate	18,751	1.3%	20,936	1.5%	(10.4)%
Residential Real Estate	275,878	19.2%	267,730	19.0%	3.0%
Loans to Other Financial Institutions	36,569	2.5%	19,400	1.4%	88.5%
Gross Loans	$1,437,527		$1,410,653

Allowance for credit losses	16,152	1.12%	15,685	1.11%

Net loans	$1,421,375		$1,394,968

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

(Dollars in thousands)	Agricultural	Commercial And Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Loans to Other Financial Institutions	Total
Allowance for Credit Losses Three Months Ended June 30, 2024
Beginning balance	$97	$2,243	$918	$9,167	$49	$3,513	$50	$16,037
Charge-offs	-	-	(328)	-	-	-	-	(328)
Recoveries	-	2	166	-	-	3	-	171
Provision	15	(84)	39	194	-	108	-	272
Ending balance	$112	$2,161	$795	$9,361	$49	$3,624	$50	$16,152

Allowance for Credit Losses Six Months Ended June 30, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$15,685
Charge-offs	-	(1)	(451)	-	-	-	-	(452)
Recoveries	-	11	226	-	-	7	-	244
Provision	18	(65)	197	541	(9)	(27)	20	675
Ending balance	$112	$2,161	$795	$9,361	$49	$3,624	$50	$16,152

Individually evaluated for credit loss	$1	$7	$-	$1	$-	$78	$-	$87

Collectively evaluated for credit loss	$111	$2,154	$795	$9,360	$49	$3,546	$50	$16,065

Loans
June 30, 2024
Individually evaluated for credit loss	$27	$151	$4	$383	$-	$1,927	$-	$2,492
Collectively evaluated for credit loss	45,247	223,880	32,807	803,830	18,751	273,951	36,569	1,435,035
Ending balance	$45,274	$224,031	$32,811	$804,213	$18,751	$275,878	$36,569	$1,437,527

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Loans to Other Financial Institutions	Total
Allowance for Credit Losses December 31, 2023
Individually evaluated for impairment	$2	$6	$-	$1	$-	$51	$-	$60

Collectively evaluated for impairment	$92	$2,210	$823	$8,819	$58	$3,593	$30	$15,625

Loans
December 31, 2023
Individually evaluated for impairment	$54	$136	$2	$29	$-	$1,858	$-	$2,079
Collectively evaluated for impairment	$49,156	$229,779	$36,539	$786,892	$20,936	$265,872	$19,400	1,408,574
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Ending balance	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400	$1,410,653

(Dollars in thousands)	Agricultural	Commercial and Industrial	Consumer	Commercial Real Estate	Construction Real Estate	Residential Real Estate	Loans to Other Financial Institution	Unallocated	Total
Allowance for Credit Losses Three Months Ended June 30, 2023
Beginning balance	$136	$3,020	$913	$7,837	$72	$3,087	$-	$-	$15,065
Charge-offs	-	-	(131)	-	-	-	-	-	(131)
Recoveries	-	2	59	-	-	2	-	-	63
Provision	(58)	(126)	44	(600)	(2)	287	40	-	(415)
Ending balance	$78	$2,896	$885	$7,237	$70	$3,376	$40	$-	$14,582

Allowance for Credit Losses Six Months Ended June 30, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Cumulative effect of change in accounting principle	$14	$1,587	$541	$3,006	$20	$2,010	-	$(13)	7,165
Charge-offs	-	-	(271)	-	-	-	-	-	(271)
Recoveries	-	29	129	13	-	5	-	-	176
Provision	(80)	(81)	176	(604)	(13)	455	40	-	(106)
Ending balance	$78	$2,896	$885	$7,237	$70	$3,376	$-	$-	$14,582

Individually evaluated for impairment	$1	$34	$-	$1	$-	$36	$-	$-	$72

Collectively evaluated for impairment	$77	$2,862	$885	$7,236	$70	$3,340	$40	$-	$14,510

The provision for credit losses on loans was an expense of $272,000 in the second quarter of 2024, compared to a reversal of expense of $415,000 in the same period in the prior year.  The provision expense was deemed necessary due to the increase in reserve for collateral dependent loans and an increase in qualitative factors related to the value of underlying collateral for collateral dependent non owner occupied loans and consumer loans.

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

The following table reflects the amortized cost basis of loans as of June 30, 2024 based on year of origination (dollars in thousands):

Commercial:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$4,093	$2,064	$3,391	$2,998	$1,588	$20,055	$34,189	$10,887	$45,076
Special mention	-	-	-	-	-	198	198	-	198
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$4,093	$2,064	$3,391	$2,998	$1,588	$20,253	$34,387	$10,887	$45,274
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$12,034	$22,713	$35,475	$18,536	$8,736	$15,342	$112,836	$110,682	$223,518
Special mention	-	-	102	21	31	245	399	112	511
Substandard	-	-	-	-	-	-	-	2	2
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$12,034	$22,713	$35,577	$18,557	$8,767	$15,587	$113,235	$110,796	$224,031
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$1	$1	$-	$1

Commercial Real Estate
Pass	$28,961	$152,813	$121,262	$102,700	$69,234	$168,671	$643,641	$159,854	$803,495
Special mention	-	-	-	-	-	362	362	-	362
Substandard	-	-	356	-	-	-	356	-	356
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$28,961	$152,813	$121,618	$102,700	$69,234	$169,033	$644,359	$159,854	$804,213
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total Commercial Loans	$45,088	$177,590	$160,586	$124,255	$79,589	$204,873	$791,981	$281,537	$1,073,518

Retail:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$4,325	$7,989	$10,010	$5,586	$2,136	$1,710	$31,756	$1,051	$32,807
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	3	1	-	-	4	-	4
Total	$4,325	$7,989	$10,013	$5,587	$2,136	$1,710	$31,760	$1,051	$32,811
Current year-to-date gross write-offs (1)	$-	$34	$103	$1	$-	$2	$140	$-	$140

Construction real estate
Performing	$1,105	$2,209	$-	$538	$-	$-	$3,852	$14,899	$18,751
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$1,105	$2,209	$-	$538	$-	$-	$3,852	$14,899	$18,751
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$19,368	$48,776	$59,768	$26,752	$15,053	$48,874	$218,591	$55,561	$274,152
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	259	490	833	-	108	1,690	36	1,726
Total	$19,368	$49,035	$60,258	$27,585	$15,053	$48,982	$220,281	$55,597	$275,878
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Loans to Other Financial Institutions
Performing	$36,569	$-	$-	$-	$-	$-	$36,569	$-	$36,569
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$36,569	$-	$-	$-	$-	$-	$36,569	$-	$36,569
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total Retail Loans	$61,367	$59,233	$70,271	$33,710	$17,189	$50,692	$292,462	$71,547	$364,009

The following table reflects the amortized cost basis of loans as of December 31, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$5,015	$4,088	$3,078	$1,788	$7,028	$18,476	$39,473	$9,507	$48,980
Special mention	-	-	-	-	176	54	230	-	230
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$5,015	$4,088	$3,078	$1,788	$7,204	$18,530	$39,703	$9,507	$49,210
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$23,600	$45,489	$23,462	$10,502	$9,214	$11,882	$124,149	$105,559	$229,708
Special mention	-	-	28	35	73	64	200	3	203
Substandard	-	-	-	-	-	4	4	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,600	$45,489	$23,490	$10,537	$9,287	$11,950	$124,353	$105,562	$229,915
Current year-to-date gross write-offs	$-	$55	$30	$71	$-	$2	$158	$-	$158

Commercial Real Estate
Pass	$149,181	$134,289	$107,033	$71,754	$43,846	$136,361	$642,464	$143,120	$785,584
Special mention	-	-	-	-	-	1,337	1,337	-	1,337
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$149,181	$134,289	$107,033	$71,754	$43,846	$137,698	$643,801	$143,120	$786,921
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total Commercial Loans	$177,796	$183,866	$133,601	$84,079	$60,337	$168,178	$807,857	$258,189	$1,066,046

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Current year-to-date gross write-offs	$8	$24	$11	$28	$-	$1	$72	$-	$72

Construction real estate
Performing	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$54,231	$64,768	$28,301	$16,391	$12,556	$40,270	$216,517	$49,491	$266,008
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	380	826	-	-	486	1,692	30	1,722
Total	$54,231	$65,148	$29,127	$16,391	$12,556	$40,756	$218,209	$49,521	$267,730
Current year-to-date gross write-offs	$-	$26	$-	$-	$-	$1	$27	$-	$27

Loans to Other Financial Institutions
Performing	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total Retail Loans	$85,913	$81,743	$36,450	$19,240	$13,816	$41,958	$279,120	$65,487	$344,607

(1)
It is noted that write-offs in the tables above do not include checking account write offs.  Checking account write-offs during the first six months of 2024 were $311,000 or an annualized $628,000 compared to $480,000 during the full year 2023 and $221,000 or an annualized $442,000 during the first six months of 2023.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the first six months of 2024 and the full year 2023.

For the period ended:	June 30, 2024

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable
Residential real estate	123	0%
Total	$123

For the period ended:	December 31, 2023

	Term Extension
(Dollars in thousands)	Amortized Cost Basis	% of Total Class of Financing Receivable
Commercial and industrial	$60	0%
Residential real estate	129	0%
Total	$189

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the first six months of 2024 and the full year 2023.

For the period ended:	June 30, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

For the period ended:	December 31, 2023
Term Extension
Commercial and industrial	Termed out line of credit & termed out draw note
Residential real estate	Provided with new twelve month payment plan to catch up on past due balance.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	June 30, 2024
(Dollars in thousands)	Term extension
Commercial and industrial	-
Residential real estate	123
Total	$123

For the period ended:	December 31, 2023
(Dollars in thousands)	Term extension
Commercial and industrial	60
Residential real estate	129
Total	$189

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.
For the period ended:	June 30, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total
Commercial and industrial	$46	-	-	$46
Residential real estate	-	-	123	123
Total	$46	$-	$123	$169

For the period ended:	December 31, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total
Commercial and industrial	$60	$-	$-	$60
Residential real estate	-	-	129	129
Total	$60	$-	$129	$189

Nonaccrual loans by loan category were as follows:

As of June 30, 2024
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Consumer	$-	$4	$-
Commercial real estate	356	356	9
Residential real estate	262	1,726	2
Total nonaccrual loans	$618	$2,086	$11

As of June 30, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Residential real estate	$676	$1,581	$-
Total nonaccrual loans	$676	$1,581	$-

As of December 31, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Commercial and industrial	$-	$1	$-
Residential real estate	707	1,722	16
Total nonaccrual loans	$707	$1,723	$16

An aging analysis of loans by loan category follows:

(Dollars in thousands)	Loans Past Due 30 to 59 Days (1)	Loans Past Due 60 to 89 Days (1)	Loans Past Due Greater Than 90 Days (1)	Total (1)	Loans Not Past Due	Total Loans	Loans 90 Days Past Due and Accruing
June 30, 2024
Agricultural	$-	$-	$-	$-	$45,274	$45,274	$-
Commercial and industrial	61	-	-	61	223,970	224,031	-
Consumer	46	-	3	49	32,762	32,811	-
Commercial real estate	148	-	356	504	803,709	804,213	-
Construction real estate	-	-	-	-	18,751	18,751	-
Residential real estate	1,507	361	499	2,367	273,511	275,878
Loans to Other Financial Institutions	-	-	-	-	36,569	36,569
	$1,762	$361	$858	$2,981	$1,434,546	$1,437,527	$-

December 31, 2023
Agricultural	$-	$-	$-	$-	$49,210	$49,210	$-
Commercial and industrial	-	-	1	1	229,914	229,915	-
Consumer	31	2	-	33	36,508	36,541	-
Commercial real estate	173	-	-	173	786,748	786,921	-
Construction real estate	-	-	-	-	20,936	20,936	-
Residential real estate	755	549	870	2,174	265,556	267,730	-
Loans to Other Financial Institutions	-	-	-	-	19,400	19,400
	$959	$551	$871	$2,381	$1,408,272	$1,410,653	$-

(1)	Includes nonaccrual loans.

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

(Dollars in thousands, except share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic
Net income	$6,586	$5,213	$12,220	$10,846

Weighted average common shares outstanding

Basic earnings per common shares	$0.87	$0.69	$1.62	$1.44

Diluted
Net income	$6,586	$5,213	$12,220	$10,846

Weighted average common shares outstanding	7,569,241	7,529,177	7,560,960	7,524,257
Plus dilutive stock options and restricted stock units	35,722	22,720	37,255	28,335

Weighted average common shares outstanding and potentially dilutive shares	7,604,963	7,551,897	7,598,215	7,552,592

Diluted earnings per common share	$0.87	$0.69	$1.61	$1.44

There were 6,000 stock options that were considered anti-dilutive to earnings per share for the three months ended June 30, 2024 and 4,500 stock option that were considered anti-dilutive to earnings per share for the six months ended June 30, 2024.  There were 15,000 stock options and 5,125 performance awards that were considered anti-dilutive to earnings per share for the three months ended June 30, 2023.  There were 15,000 stock option that were considered anti-dilutive to earnings per share for the six months ended June 30, 2023.

 NOTE 5 – FINANCIAL INSTRUMENTS

 Financial instruments as of the dates indicated were as follows:

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets
Cash and cash equivalents	$101,002	$101,002	$101,002	$-	$-
Equity securities at fair value	7,502	7,502	4,661	-	2,841
Securities available for sale	491,670	491,670	79,311	412,359	-
Securities held to maturity	392,699	332,583	-	319,702	12,881
Federal Home Loan Bank and Federal
Reserve Bank stock	9,515	9,515	-	9,515	-
Loans held for sale	5,946	6,124	-	6,124	-
Loans, net	1,421,375	1,379,874	-	-	1,379,874
Accrued interest receivable	10,441	10,441	-	10,441	-
Interest rate lock commitments	23	23	-	23	-
Interest rate derivative contracts	23,629	23,629	-	23,629	-

Liabilities
Noninterest-bearing deposits	517,137	517,137	517,137	-	-
Interest-bearing deposits	1,582,365	1,580,436	-	1,580,436	-
Brokered deposits	27,177	27,126	-	27,126	-
Borrowings	210,000	209,286	-	209,286	-
Subordinated debentures	35,630	31,942	-	31,942	-
Accrued interest payable	5,120	5,120	-	5,120	-
Interest rate derivative contracts	-	-	-	-	-

December 31, 2023
Assets
Cash and cash equivalents	$55,433	$55,433	$55,433	$-	$-
Equity securities at fair value	7,505	7,505	4,749	-	2,756
Securities available for sale	514,598	514,598	80,194	434,404	-
Securities held to maturity	407,959	348,791	-	335,493	13,298
Federal Home Loan Bank and Federal
Reserve Bank stock	9,514	9,514	-	9,514	-
Loans held for sale	4,710	4,851	-	4,851	-
Loans, net	1,394,968	1,362,920	-	-	1,362,920
Accrued interest receivable	10,066	10,066	-	10,066	-
Interest rate lock commitments	64	64	-	64	-
Interest rate derivative contracts	8,880	8,880	-	8,880	-

Liabilities
Noninterest-bearing deposits	547,625	547,625	547,625	-	-
Interest-bearing deposits	1,550,985	1,549,386	-	1,549,386	-
Brokered deposits	23,445	23,435	-	23,435	-
Borrowings	200,000	199,743	-	199,743	-
Subordinated debentures	35,507	31,748	-	31,748	-
Accrued interest payable	6,223	6,223	-	6,223	-
Interest rate derivative contracts	-	-	-	-	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

(Dollars in thousands)	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at Date Indicated
Equity Securities Held at Fair Value - June 30, 2024
Equity securities	$4,661	$-	$2,841	$7,502

Investment Securities, Available for Sale - June 30, 2024
U.S. Treasury notes and bonds	$79,311	$-	$-	$79,311
State and municipal	-	229,255	-	229,255
Mortgage-backed	-	173,058	-	173,058
Corporate	-	205	-	205
Asset-backed securities	-	9,841	-	9,841
Total	$79,311	$412,359	$-	$491,670

Derivative Instruments - June 30, 2024
Interest rate derivative contracts - assets	$-	$23,629	$-	$23,629
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Equity Securities Held at Fair Value - December 31, 2023
Equity securities	$4,749	$-	$2,756	$7,505

Investment Securities, Available for Sale - December 31, 2023
U. S. Treasury notes and bonds	$80,194	$-	$-	$80,194
State and municipal	-	234,682	-	234,682
Mortgage-backed	-	188,501	-	188,501
Corporate	-	204	-	204
Asset-backed securities	-	11,017	-	11,017
Total	$80,194	$434,404	$-	$514,598

Derivative Instruments - December 31, 2023
Interest rate derivative contracts - assets	$-	$8,880	$-	$8,880
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Equity Securities Held at Fair Value
Balance, January 1	$2,756	$2,542
Total realized and unrealized gains included in noninterest income	52	60
Net purchases, sales, calls, and maturities	33	98
Net transfers into Level 3	-	-
Balance, June 30,	$2,841	$2,700

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$12	$-

Of the Level 3 assets that were held by the Company at June 30, 2024, the net unrealized gain as of June 30, 2024 was $265,000, compared to $202,000 as of June 30, 2023.  The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $33,000 and $98,000 of Level 3 securities were purchased during the six months ended 2024 and 2023, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

(Dollars in thousands)	Balances at Dates Indicated	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Collateral Dependent Loans
June 30, 2024	$923	$-	$-	$923
December 31, 2023	$387	$-	$-	$387

Other Real Estate
June 30, 2024	$272	$-	$-	$272
December 31, 2023	$122	$-	$-	$122

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges and fees on deposit accounts	$1,134	$1,105	$2,252	$2,132
Interchange income	1,528	1,166	2,815	2,406
Investment commission income	190	172	388	368
Trust fee income	220	196	433	380
Other charges and fees for customer services	99	155	247	292
Noninterest income from contracts with customers within the scope of ASC 606	3,171	2,794	6,135	5,578
Noninterest income within the scope of other GAAP topics	912	691	1,999	1,578
Total noninterest income	$4,083	$3,485	$8,134	$7,156

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges. These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans. The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Pay Floating Swap Agreements pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%.  In March 2023, ChoiceOne terminated all Pay Floating Swap Agreements for a cash payment of $4.2 million.  The loss was amortized into interest income over 13 months, which was the remaining period of the swap agreements.  As of April 2024, the loss was fully amortized.

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreements will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which began in April 2024. Net settlements on the Pay Fixed Swap Agreement were $974,000 for the three and six months ended June 30, 2024, which were included in interest expense.

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bond equal to 3.4030%. ChoiceOne adopted ASC2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with available-for-sale fixed rate bonds initially results in an adjustment to AOCI.  For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and are included in interest income.

Net settlements on these four pay-fixed/receive-floating swaps were $989,000 and $798,000 for the three months ended June 30, 2024 and 2023, respectively, and $2.0 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$23,629	Other Assets	$8,880
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended June 30, 2024		Three months ended June 30, 2023		Six months ended June 30, 2024		Six months ended June 30, 2023
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$800	$974	$(137)	$-	$858	$974	$(504)	$-

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(1,664)	$-	$(6,753)	$-	$(6,986)	$-	$(731)	$-
Derivatives designated as hedging instruments	$1,680	$-	$6,705	$-	$6,945	$-	$745	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(205)	$-	$(887)	$-	$(1,092)	$-	$(1,043)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

(Dollars in thousands) Line Item in the Statement of Financial Position in which the Hedged Item is included	Amortized cost of the Hedged Assets/(Liabilities)	June 30, 2024 Cumulative amount of Fair Value Hedging Adjustment included in the carrying amount of the Hedged Assets/(Liabilities)
Securities available for sale	$221,452	$(7,383)

 NOTE 9 – Borrowings
Federal Home Loan Bank Advances

(Dollars in thousands)	June 30, 2024	December 31, 2023
Maturity of July 2025 with fixed interest rate of 4.88%	$20,000	$20,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Total advances outstanding at period end	$40,000	$30,000

Bank Term Funding Program (“BTFP”)

(Dollars in thousands)	June 30, 2024	December 31, 2023
Maturity of May 2024 with fixed interest rate of 4.71%	$-	$160,000
Maturity of December 2024 with fixed interest rate of 4.83%	-	10,000
Maturity of January 2025 with fixed interest rate of 4.76%	170,000	-
Total BTFP outstanding at period end	$170,000	$170,000

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $196.0 million at June 30, 2024 and residential real estate loans with a carrying value of approximately $191.1 million and securities with a carrying value of approximately $278.5 million at December 31, 2023. Based on this collateral, the Bank was eligible to borrow an additional $90.5 million at June 30, 2024.

Advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $510.0 million and loans with a carrying value of approximately $460.3 million at June 30, 2024 and securities with a carrying value of approximately $526.4 million and loans with a carrying value of approximately $433.2 million at December 31, 2023. Based on this collateral, the Bank was eligible to borrow an additional $669.0 million at June 30, 2024.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal.  The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 8.5% at June 30, 2024.  The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.
ChoiceOne was in compliance with all covenants as of June 30, 2024. The line of credit balance was $0 at June 30, 2024.

NOTE 10 – Subsequent Events

On July 26, 2024, ChoiceOne completed an underwritten public offering of 1,380,000 shares of its common stock at a price to the public of $25.00 per share, including 180,000 shares of common stock sold pursuant to the underwriter’s option to purchase additional shares to cover over-allotments, which was exercised in full. The aggregate gross proceeds of the offering were approximately $34.5 million before deducting underwriting discounts and estimated offering expenses. The proceeds from the offering will qualify as tangible common equity and Tier 1 common equity. The Company intends to use the net proceeds of this offering for general corporate purposes including supplementing regulatory capital ratios and in conjunction with its announced merger with Fentura Financial, Inc.

On July 25, 2024, ChoiceOne and Fentura Financial, Inc. (“Fentura”), the parent company of The State Bank, announced the signing of a definitive merger agreement pursuant to which ChoiceOne and Fentura will merge in an all-stock transaction.  The agreement was unanimously approved by the boards of directors of both companies. Under the terms of the merger agreement, each share of Fentura common stock outstanding immediately prior to completion of the merger will be converted into the right to receive 1.35 shares of ChoiceOne common stock. Once completed, the combination will create the third largest publicly traded bank in Michigan with approximately $4.3 billion in consolidated total assets and 56 offices in Western, Central and Southeastern Michigan. The proposed transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including receipt of approval from Fentura and ChoiceOne shareholders and receipt of all necessary regulatory approvals.

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

RECENT EVENTS

On July 26, 2024, ChoiceOne completed an underwritten public offering of 1,380,000 shares of its common stock at a price to the public of $25.00 per share, including 180,000 shares of common stock sold pursuant to the underwriter’s option to purchase additional shares to cover over-allotments, which was exercised in full. The aggregate gross proceeds of the offering were approximately $34.5 million before deducting underwriting discounts and estimated offering expenses. The proceeds from the offering will qualify as tangible common equity and Tier 1 common equity. The Company intends to use the net proceeds of this offering for general corporate purposes including supplementing regulatory capital ratios and in conjunction with its announced merger with Fentura Financial, Inc.

On July 25, 2024, ChoiceOne and Fentura Financial, Inc. (“Fentura”), the parent company of The State Bank, announced the signing of a definitive merger agreement (the “Merger Agreement”) pursuant to which ChoiceOne and Fentura will merge in an all-stock transaction.  The agreement was unanimously approved by the boards of directors of both companies. Under the terms of the merger agreement, each share of Fentura common stock outstanding immediately prior to completion of the merger will be converted into the right to receive 1.35 shares of ChoiceOne common stock. Once completed, the combination will create the third largest publicly traded bank in Michigan with approximately $4.3 billion in consolidated total assets and 56 offices in Western, Central and Southeastern Michigan. The proposed transaction is expected to close in the first quarter of 2025, subject to the satisfaction of customary closing conditions, including receipt of approval from Fentura and ChoiceOne shareholders and receipt of all necessary regulatory approvals.

RESULTS OF OPERATIONS

ChoiceOne reported net income of $6,586,000 and $12,220,000 for the three and six months ended June 30, 2024, compared to $5,213,000 and $10,846,000 for the same periods in 2023, representing annualized growth of 26.3% and 12.7%, respectively.  Diluted earnings per share were $0.87 and $1.61 in the three and six months ended June 30, 2024, compared to $0.69 and $1.44 per share in the same periods in the prior year.

As of June 30, 2024, total assets were $2.6 billion, an increase of $46.4 million compared to December 31, 2023.  The growth was due to an increase in cash of $45.6 million, modest growth in core loans (total loans held for investment less loans to other financial institutions) of $9.7 million and an increase in loans to other financial institutions of $17.2 million over the six month period ending June 30, 2024. However, this growth was partialy offset by a $38.2 million reduction in securities during the same time period. ChoiceOne has actively managed its liquidity to support organic loan growth, strategically shifting from lower-yielding assets to higher-yielding loans.

Deposits, excluding brokered deposits, decreased $44.4 million or an annualized 8.3% in the second quarter of 2024 and remained flat during the first half of 2024.  The decrease in deposits in the second quarter was largely public funds including schools and townships which historically fluctuate with summer tax bill collection in July.  ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program (“BTFP”), and FHLB advances to ensure ample liquidity.  At June 30, 2024, total available borrowing capacity from all sources was $759.5 million.   Uninsured deposits totaled $754.4 million or 35.5% of deposits at June 30, 2024.

Increases to short term interest rates have led to higher deposit costs, which rose to an annualized 1.56% in the second quarter of 2024, compared to an annualized 0.98% in the second quarter of 2023.  As deposits reprice and customers shift to certificates of deposits and other interest bearing products, this trend is likely to persist.  Deposit costs have declined since the first quarter of 2024 due to positive cash flow from pay-fixed interest rate swaps, hedged against deposits, decreasing deposit expenses. ChoiceOne is taking active measures to control these costs and expects to pay lower rates on deposits than the federal funds rate.  Interest expense on borrowings for the three and six months ended June 30, 2024 increased $1.1 million and $3.2 million compared to the same periods in the prior year, due to increases in borrowing amounts and interest rates.  Borrowings include $170 million from the BTFP and $40 million of FHLB borrowings at a weighted average fixed rate of 4.7%, with the earliest maturity in January 2025.  Total cost of funds decreased to an annualized 1.92% in the second quarter of 2024 compared to an annualized 2.0% in the first quarter of 2024, due to the aforementioned swap settlements, and increased compared to an annualized 1.29% in the second quarter of 2023.

The annualized return on average assets and annualized return on average shareholders’ equity were 0.99% and 12.50%, respectively, for the second quarter of 2024, compared to an annualized 0.86% and an annualized 12.13%, respectively, for the same period in 2023.  The annualized return on average assets and annualized return on average shareholders’ equity were 0.93% and 11.91%, respectively, for the first six months of 2024, compared to 0.90% and 12.75%, respectively, for the same period in 2023.

Dividends

Cash dividends of $2.0 million or $0.27 per share were declared in the second quarter of 2024, compared to $2.0 million or $0.26 per share in the second quarter of 2023.  Cash dividends declared in the first six months of 2024 were $4.1 million or $0.54 per share, compared to $3.9 million or $0.52 per share in the same period during the prior year.  The cash dividend payout percentage was 33.4% for the first half of 2024, compared to 36.1% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and six months ended June 30, 2024 and 2023.  Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities.  Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.  These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,435,966	$21,981	6.16%	$1,218,860	$15,986	5.26%
Taxable securities (2)	696,023	5,471	3.16	756,239	5,378	2.85
Nontaxable securities (1)	290,258	1,785	2.47	296,952	1,758	2.38
Other	80,280	1,092	5.47	41,075	571	5.57
Interest-earning assets	2,502,527	30,329	4.87	2,313,126	23,693	4.11
Noninterest-earning assets	145,189			109,441
Total assets	$2,647,716			$2,422,567

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$876,344	$2,921	1.34%	$815,179	$1,905	0.94%
Savings deposits	333,056	649	0.78	372,651	345	0.37
Certificates of deposit	391,620	4,331	4.45	285,160	2,225	3.13
Brokered deposit	34,218	424	4.98	49,679	581	4.69
Borrowings	210,000	2,480	4.75	144,231	1,717	4.78
Subordinated debentures	35,596	412	4.65	35,352	407	4.62
Other	26,426	356	5.41	3,763	45	4.81
Interest-bearing liabilities	1,907,260	11,573	2.44	1,706,015	7,225	1.70
Demand deposits	516,308			534,106
Other noninterest-bearing liabilities	13,406			10,534
Total liabilities	2,436,974			2,250,655
Shareholders’ equity	210,742			171,912
Total liabilities and shareholders’ equity	$2,647,716			$2,422,567

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$18,756			$16,468

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.01%			2.86%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$18,756			$16,468
Adjustment for taxable equivalent interest		(385)			(377)
Net interest income (GAAP)		$18,371			$16,091
Net interest margin (GAAP)			2.95%			2.79%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.9 million and $1.6 million in the second quarter of 2024 and 2023, respectively.
(5)
Interest on loans included net origination fees and accretion income related to acquired loans.  Accretion income related to acquired loans was $279,000 and $444,000 in the second quarter of 2024 and 2023, respectively

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,424,266	$42,788	6.04%	$1,210,611	$30,876	5.10%
Taxable securities (2)	703,266	10,819	3.09	756,967	10,291	2.72
Nontaxable securities (1)	290,944	3,573	2.47	296,969	3,575	2.41
Other	72,172	1,978	5.51	30,325	748	4.93
Interest-earning assets	2,490,648	59,158	4.78	2,294,872	45,490	3.96
Noninterest-earning assets	143,734			112,160
Total assets	$2,634,382			$2,407,032

Liabilities and Shareholders’ Equity:
Interest-bearing demand deposits	$879,858	$6,498	1.49%	$845,140	$3,477	0.82%
Savings deposits	335,776	1,290	0.77	389,742	618	0.32
Certificates of deposit	384,630	8,446	4.42	266,611	3,504	2.63
Brokered deposit	34,463	868	5.06	31,322	733	4.68
Borrowings	212,418	5,004	4.74	103,900	2,425	4.67
Subordinated debentures	35,566	824	4.66	35,321	809	4.58
Other	22,413	601	5.40	1,888	45	4.78
Interest-bearing liabilities	1,905,124	23,531	2.48	1,673,924	11,611	1.39
Demand deposits	511,241			550,281
Other noninterest-bearing liabilities	12,743			12,721
Total liabilities	2,429,108			2,236,926
Shareholders’ equity	205,274			170,106
Total liabilities and shareholders’ equity	$2,634,382			$2,407,032

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$35,627			$33,879

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			2.88%			2.95%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$35,627			$33,879
Adjustment for taxable equivalent interest		(782)			(776)
Net interest income (GAAP)		$34,845			$33,103
Net interest margin (GAAP)			2.81%			2.88%

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

(2)	Taxable securities include dividend income from Federal Home Loan Bank and Federal Reserve Bank stock.
(3)	Loans include both loans to other financial institutions and loans held for sale.
(4)	Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $1.8 million and $1.5 million in the first six months of 2024 and 2023, respectively.
(5)
Interest on loans included net origination fees and accretion income related to acquired loans.  Accretion income related to acquired loans was $669,000 and $916,000 in the first six months of 2024 and 2023, respectively

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2024 Over 2023
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$5,995	$3,063	$2,932
Taxable securities	93	(1,947)	2,040
Nontaxable securities (2)	27	(192)	219
Other	521	592	(71)
Net change in interest income	6,636	1,516	5,120

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	1,016	152	864
Savings deposits	304	(241)	545
Certificates of deposit	2,106	990	1,116
Brokered deposit	(157)	(374)	217
Borrowings	763	837	(74)
Subordinated debentures	5	2	3
Other	311	304	7
Net change in interest expense	4,348	1,670	2,678
Net change in tax-equivalent net interest income	$2,288	$(154)	$2,442

	Six Months Ended June 30,
(Dollars in thousands)	2024 Over 2023
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$11,912	$6,679	$5,233
Taxable securities	528	(1,517)	2,045
Nontaxable securities (2)	(2)	(143)	141
Other	1,230	1,156	74
Net change in interest income	13,668	6,175	7,493

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	3,021	192	2,829
Savings deposits	672	(227)	899
Certificates of deposit	4,942	2,297	2,645
Brokered deposit	135	84	51
Borrowings	2,579	2,552	27
Subordinated debentures	15	5	10
Other	556	551	4
Net change in interest expense	11,920	5,454	6,465
Net change in tax-equivalent net interest income	$1,748	$721	$1,028

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

Net Interest Income
Tax-equivalent net interest income increased $2.3 million and $1.7 million in the three and six months ended June 30, 2024, compared to the same periods in 2023.  The primary factor contributing to the increase in interest income is the higher interest rates on new loans and the impact of fixed rate swaps (see note 8).  Tax equivalent net interest margin increased 15 basis points in the three months ended June 30, 2024 to 3.01%, compared to the same period in 2023.  GAAP based net interest margin increased 16 basis points in the three months ended June 30, 2024 to 2.95%, compared to the same period in 2023.  Tax equivalent net interest margin decreased 7 basis points in the first six months of 2024 to 2.88%, compared to the same period in 2023. GAAP based net interest margin decreased 7 basis points in the first six months of 2024 to 2.81%, compared to the same period in 2023.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of deposits	1.56%	0.98%	1.59%	0.80%
Cost of funds	1.92%	1.29%	1.95%	1.04%

ChoiceOne has experienced loan growth, leading to an increase in interest income from loans of $6.0 million and $11.9 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.  Average loans grew $217.1 million and $213.7 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.  In addition, the average rate earned on loans increased 90 basis points and 94 basis points in the three and six months ended June 30, 2024, respectively, compared to the same period in the prior year. Interest income on loans for the three and six months of 2024 was increased by $512,000 and $591,000, respectively, compared to the same periods in 2023 due to amortization expense related to the March 2023 sale of the pay floating swap derivative and a decline in accretion income related to acquired loans of $165,000 and $246,000, respectively, compared to the same periods in 2023.

The average balance of total securities decreased $66.9 million and $59.7 million for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.  The decrease is due to paydowns and a decline in the fair value of available for sale securities.  The average rate earned on securities increased 23 basis points and 26 basis points for the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.   Interest income on securities increased by $171,000 for the three months ended June 30, 2024 compared to three months ended June 30, 2023 due to amortization expense related to the March 2023 sale of the pay floating swap derivative ending in April 2024.

Interest expense increased $4.3 million and $11.9 million in the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.  The average rate paid on interest bearing-demand deposits and savings deposits increased 42 basis points and 62 basis points in the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year.  This was aided by the increase in the average balance of interest bearing-demand deposits and savings deposits, of $21.6 million for the three months ended June 30, 2024 and offset by the decline in the average balance of interest bearing-demand deposits and savings deposits, of $19.2 million for the six months ended June 30, 2024, compared to the same time periods in the prior year.  The increase in the average balance of certificates of deposit of $106.5 million and $118.0 million in the three and six months ended June 30, 2024, respectively, combined with a 132 basis point and 179 basis point increase in the rate paid on certificates of deposits in the three and six months ended June 30, 2024, respectively, compared to the same periods in the prior year, led to an increase in interest expense of $2.1 million and $4.9 million during the respective time periods.

In order to bolster liquidity, ChoiceOne borrowed a total of $170.0 million from the Bank Term Funding Program (“BTFP”) during the second and fourth quarters of 2023 and held $27.2 million in brokered deposits and $40.0 million in FHLB advances on June 30, 2024.  The net effect of these additional borrowed funds and brokered deposits was an increase in interest expense of $606,000 and $2.7 million, respectively, for the three and six months ended June 30, 2024, compared to the same periods in 2023.

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

Provision and Allowance for Credit Losses
The allowance for credit losses (“ACL”) consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. Management’s adjustment for current and forecasted factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, the experience and ability of lending staff, and a reasonable and supportable economic forecast described further below.

The determination of our loss factors is based, in part, upon benchmark peer loss history adjusted for qualitative factors that, in management’s judgment, affect the collectability of the portfolio as of the analysis date.  ChoiceOne’s lookback period of benchmark peer net charge-off history was from January 1, 2004 through December 31, 2019 for this analysis.

Loans individually evaluated for credit losses increased by $413,000 to $2.5 million during the first half of 2024, and the ACL related to these individually evaluated loans increased by $27,000 during the same period.

Nonperforming loans, which includes Other Real Estate Owned (“OREO”) but excludes performing troubled loan modifications (“TLM”), remained low at $2.4 million on June 30, 2024, compared to $1.8 million as of December 31, 2023, and $1.8 million as of June 30, 2023.  The ACL was 1.12% of total loans, excluding loans held for sale, at June 30, 2024, compared to 1.11% on December 31, 2023, and 1.15% on June 30, 2023.  The liability for expected credit losses on unfunded loans and other commitments was $1.5 million on June 30, 2024, compared to $2.2 million on December 31, 2023, and $3.2 million on June 30, 2023.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2024 and 2023 were as follows:

(Dollars in thousands)	2024		2023
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	1	11	-	29
Consumer	451	226	271	129
Commercial real estate	-	-	-	13
Construction real estate	-	-	-	-
Residential real estate	-	7	-	5
	$452	$244	$271	$176

Net charge-offs were $208,000 during the first six months of 2024, compared to net charge-offs of $95,000 during the same period in 2023. Net charge-offs for checking accounts during the first six months of 2024 were $91,000 or an annualized $182,000 compared to $100,000 or an annualized $200,000 for the same period in the prior year.  Annualized net loan charge-offs as a percentage of average loans were 0.04% for the second quarter of 2024 compared to 0.02% for the same period in the prior year.

The provision for credit losses on loans was $675,000 during the first six months of 2024, compared to release of provision of $106,000 in the same period in the prior year.  The provision expense was deemed necessary due to loan growth.

The loan provision expense was offset by the decrease in unfunded commitments provision expense of $675,000 in the first six months of 2024, due to changes in mix, historical average funding rate declines, and a decline in balance.  Total unfunded commitments decreased $15.9 million in the first six months of 2024 compared to December 31, 2023.

Net provision for credit losses was $0 for the second quarter and first six months of 2024.

Noninterest Income

Noninterest income increased $598,000 and $978,000 in the three and six months ended June 30, 2024, compared to the same periods in the prior year.  The increase was largely due to an increase in customer service charges of $391,000 and $529,000 in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023, and a decline in the change in market value of equity securities in the three and six months ended June 30, 2024, compared to the same periods in the prior year.  In addition, ChoiceOne recognized earnings on a bank owned life insurance death benefit claim in the amount of $196,000 during the first quarter of 2024.

Noninterest Expense

Noninterest expense increased by $705,000 or 5.2% and $394,000 or 1.4% in the three and six months ended June 30, 2024, respectively, compared to the same periods in 2023. The increase in total noninterest expense was due to an increase in employee health insurance benefits, an increase to FDIC insurance, and other costs related to inflationary pressures.  This was partially offset by a decline in occupancy and equipment expense related to two branch closures which occurred during the first quarter of 2024.  Management continues to seek out ways to manage costs, but also recognizes the value of investing in innovation and attracting the best talent in our industry to compete effectively in our markets.

Income Tax Expense

Income tax expense was $1.6 million and $2.8 million in the three and six months ended June 30, 2024, respectively, compared to $1.0 million and $2.1 million for the same periods in 2023.  The effective tax rate was 19.4% and 18.6% for the three and six months ended June 30, 2024, respectively, compared to 16.6% and 16.0% for the same periods in 2023.  During the first six months of 2024, disallowed interest expense increased compared to the same period in 2023.

FINANCIAL CONDITION

Securities

Total available for sale securities on June 30, 2024 were $491.7 million compared to $514.6 million on December 31, 2023, with the  decrease caused by $18.0 million of principal repayments, calls and maturities. The unrealized loss on securities available for sale declined by $4.0 million in the first six months of 2024.  Total held to maturity securities on June 30, 2024 were $392.7 million compared to $408.0 million on December 31, 2023.  ChoiceOne’s held to maturity securities declined during the first six months of 2024 due to $15.1 million of principal repayments, calls and maturities.

At June 30, 2024, ChoiceOne had $126.6 million in unrealized losses on its investment securities, including $65.7 million in unrealized losses on available for sale securities, $60.1 million in unrealized losses on held to maturity securities, and $757,000 in unrealized losses on equity securities.  Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

 ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds pay fixed, receive variable interest rate swaps with a total notional value of $401.0 million. These derivative instruments increase in value as long-term interest rates rise, which partially offsets the reduction in shareholders’ equity due to unrealized losses on securities available for sale.  Refer to Note 8 - Derivatives and Hedging Activities of the consolidated financial statements for more discussion on ChoiceOne’s derivative position.

Equity securities included a money market preferred security (“MMP”) of $1.0 million and common stock of $6.5 million as of June 30, 2024. As of December 31, 2023, equity securities included a MMP of $1.0 million and common stock of $6.5 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company’s loan portfolio by call report code was as follows:

		June 30, 2024		December 31, 2023
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$93,678	6.5%	$112,877	8.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B	370,542	25.8%	347,036	24.6%
Multifamily Loans	1D	57,893	4.0%	56,563	4.0%
Owner Occupied CRE Loans	1E1	296,818	20.6%	281,515	20.0%
Non-Owner Occupied CRE Loans	1E2	318,655	22.2%	298,265	21.1%
Commercial & Industrial Loans	2A2, 4A	216,899	15.1%	219,849	15.6%
Farm & Agriculture Loans	1B, 3	42,579	3.0%	46,515	3.3%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	40,463	2.8%	48,033	3.4%

Total Loans		$1,437,527		$1,410,653

Average loan balances increased to $1.44 billion in the second quarter of 2024 compared to $1.36 billion in the fourth quarter of 2023 and $1.22 billion in the second quarter of 2023. Core loans grew organically by $12.4 million or 3.6% on an annualized basis during the second quarter of 2024 and $9.7 million or 1.4% on an annualized basis since December 31, 2023.  Loan growth during the first six months of 2024 was concentrated in 1-4 Family loans which grew $23.5 million and Non-Owner Occupied CRE loans, which grew by $20.4 million.  The growth in 1-4 Family loans was largely related to growth in loans to other financial institutions which were $36.6 million as of June 30, 2024, compared to $19.4 million as of December 31, 2023.  Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and the interest rate fluctuates with the national mortgage market. This balance is short term in nature with an average life of under 30 days.  Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment.  Loan interest including fee income increased $2.2 million and $6.0 million in the three months ended June 30, 2024 compared to the three months ended December 31, 2023 and the three months ended June 30, 2023, respectively.

During the first six months of 2024 and 2023, ChoiceOne recorded accretion income related to acquired loans in the amount of $669,000 and $916,000, respectively.  Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $1.8 million as of June 30, 2024.

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

The balances of these nonperforming loans were as follows:

(Dollars in thousands)	June 30,	December 31,
	2024	2023
Loans accounted for on a nonaccrual basis	$2,086	$1,723
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as “troubled loan modifications” which are not included above	46	189
Total	$2,132	$1,912

The balance of nonaccrual loans in the first six months of 2024 is primarily made up of residential mortgage loans.  Management believes the ACL allocated to its nonperforming loans was sufficient at June 30, 2024.

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

ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of November 30, 2022 (“the valuation date”). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2027 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne’s estimated fair value of the reporting unit at the valuation date was greater than its book value and impairment of goodwill was not required.

Management performed the last annual assessment in November 2023 based on a qualitative assessment and determined that no further quantitative assessment was necessary.  No material changes and no triggering events have occurred that indicated impairment from the valuation date through June 30, 2024.

Deposits and Borrowings

Deposits, excluding brokered deposits, were flat as of June 30, 2024 compared to December 31, 2023 and increased $64.5 million or 3.2% compared to June 30, 2023.  Increases to short term interest rates have led to higher annualized deposit costs of 1.56% in the second quarter of 2024.  The second quarter of 2024 deposit costs were flat compared to an annualized 1.57% in the fourth quarter of 2023, but rose compared to an annualized 0.98% in the second quarter of 2023.  As deposits reprice and customers shift to certificates of deposits and other interest bearing products, this trend is likely to persist.  The apparent leveling off of deposit costs since the end of the fourth quarter of 2023 is due to positive cash flow from pay-fixed interest rate swaps, hedged against deposits, decreasing deposit expenses. ChoiceOne had an annualized cost of funds of 1.92% in the second quarter of 2024 compared to an annualized 1.91% in the fourth quarter of 2023 and an annualized 1.29% in the second quarter of 2023. ChoiceOne is taking active measures to control these costs and expects to pay lower rates on deposits than the federal funds rate.

Uninsured deposits totaled $754.4 million or 35.5% of deposits on June 30, 2024 compared to $769.7 million, or 36.3% of total deposits at December 31, 2023.  At June 30, 2024, total available borrowing capacity from all sources was $759.5 million, which exceeds uninsured deposits.

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

At June 30, 2024, ChoiceOne has borrowed $170 million from the Federal Reserve’s Bank Term Funding Program (BTFP).  This program provides a 1-year term at a fixed rate with the ability to prepay at any time without penalty.  The interest rate on the BTFP borrowings as of  June 30, 2024 was 4.76% and fixed through January of 2025.  Collateral pledged is U.S. Treasuries, agency debt and mortgage-backed securities valued at par.  At June 30, 2024 ChoiceOne had $40 million of borrowings from the FHLB with a weighted average rate of 4.58% with maturities through 2026. Total cost of funds decreased to an annualized 1.92% in the second quarter of 2024 compared to an annualized 2.0% in the first quarter of 2024 and increased compared to an annualized 1.29% in the second quarter of 2023.

Shareholders’ Equity

Shareholders’ equity totaled $214.5 million as of June 30, 2024, up from $195.6 million and $179.2 million as of December 31, 2023 and June 30, 2023, respectively.  This increase is due to increased retained earnings and an improvement in accumulated other compressive loss (AOCI) of $10.3 million and $19.6 million compared to December 31, 2023 and June 30, 2023, respectively.  The improvement in AOCI, despite the rise in interest rates, is due to both the shortening duration and maturing (paydowns) of the securities portfolio, as well as an increase in unrealized gain of the pay-fixed swap derivatives.  ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 13.2% as of June 30, 2024, compared to 12.4% and 12.7% on December 31, 2023 and June 30, 2023, respectively.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed assets and variable rate liabilities.  On June 30, 2024, ChoiceOne had pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $23.6 million and an average remaining contract length of 7 to 8 years.  These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale.  Fair value was $18.4 million shown net of tax in AOCI at June 30, 2024.  Included in the total is $200.0 million of pay-fixed, receive floating interest rate swaps used to hedge interest bearing liabilities.  These swaps pay a fixed coupon of 2.75% while receiving SOFR.  Settlements from these swaps amounted to $974,000 for the three and six months ended June 30, 2024, and were a contributing factor to the increase in net interest margin during the second quarter of 2024.

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

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$244,728	13.5%	$145,342	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	194,426	10.7	81,755	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	198,926	10.9	109,007	6.0	N/A	N/A
Tier 1 capital (to average assets)	198,926	7.7	103,594	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$240,366	13.2%	$145,175	8.0%	$181,469	10.0%
Common equity Tier 1 capital (to risk weighted assets)	226,752	12.5	81,661	4.5	117,955	6.5
Tier 1 capital (to risk weighted assets)	226,752	12.5	108,881	6.0	145,175	8.0
Tier 1 capital (to average assets)	226,752	8.8	103,507	4.0	129,384	5.0

December 31, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$233,840	13.0%	$144,441	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	185,412	10.3	81,248	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	189,912	10.5	108,331	6.0	N/A	N/A
Tier 1 capital (to average assets)	189,912	7.5	101,337	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$224,095	12.4%	$144,274	8.0%	$180,342	10.0%
Common equity Tier 1 capital (to risk weighted assets)	212,283	11.8	81,154	4.5	117,223	6.5
Tier 1 capital (to risk weighted assets)	212,283	11.8	108,205	6.0	144,274	8.0
Tier 1 capital (to average assets)	212,283	8.4	101,244	4.0	126,555	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2024 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $31.1 million for the six months ended June 30, 2024 compared to $25.2 million in the same period in 2023.  The change was due to the change in net income, proceeds from loan sales and other liabilities, partially offset by other assets in 2024 compared to 2023. Net cash provided by investing activities was $4.0 million for the six months ended June 30, 2024 compared to $66.9 million used in the same period in 2023. The change was due to a decrease in net loan originations that led to cash used of $27.2 million in the first six months of 2024 compared to $74.6 million used in the same period during the prior year.  Net maturities, payments and calls of available for sale and held to maturity securities was $33.0 million for the six months ended June 30, 2024 compared to $20.3 million in the same period in 2023.  Net cash provided by financing activities was $10.5 million for the six months ended June 30, 2024, compared to $74.6 million in the same period in the prior year. ChoiceOne had $4.6 million in deposit growth in the first six months of 2024 compared to a decrease of $31.6 million in the same period in 2023.  ChoiceOne also increased borrowing by $10.0 million in the first six months of 2024 compared to an increase of $110.0 million in the same period during the prior year.

ChoiceOne’s market risk exposure occurs in the form of interest rate risk and liquidity risk.  ChoiceOne’s business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne’s total assets. Management believes that ChoiceOne’s exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne’s ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit.  Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $170.0 million in outstanding borrowings from the BTFP as of June 30, 2024.  ChoiceOne had $40.0 million in outstanding borrowings at the FHLB as of June 30, 2024. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines.  At June 30, 2024, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $759.5 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy.  These steps include limiting bond purchases in the first six months of 2024, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2024. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the six months ended June 30, 2024 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A.	Risk Factors.

The Fentura acquisition may not be consummated, which could have an adverse impact on our business and on the value of our common stock.

We expect the Fentura acquisition to close during the first quarter of 2025, but the acquisition is subject to a number of closing conditions. Satisfaction of many of these conditions is beyond our control. If these conditions are not satisfied or waived, the Fentura acquisition will not be completed. Certain of the conditions that remain to be satisfied include, but are not limited to:

•	the continued accuracy of the representations and warranties made by the parties in the Merger Agreement;

•	the approval by Fentura shareholders of the Merger Agreement and the merger;

•
the approval by ChoiceOne shareholders of the amendment to our articles of incorporation to increase the number of authorized shares of ChoiceOne common stock from 15,000,000 shares to 30,000,000 shares and the issuance of ChoiceOne common stock as merger consideration;

•	the performance by each party of its respective obligations under the Merger Agreement;

•	the receipt of required regulatory approvals, including the approval of the Federal Reserve and the Michigan Department of Insurance and Financial Services;

•	the absence of any injunction, order, or decree restraining, enjoining or otherwise prohibiting the Fentura acquisition; and

•	the absence of any material adverse change in the financial condition, business or results of operations of Fentura and The State Bank.

As a result, the Fentura acquisition may not close as scheduled, or at all. In addition, either ChoiceOne or Fentura may terminate the Merger Agreement under certain circumstances. Failure to complete the Fentura acquisition or any delays in completing the Fentura acquisition on the terms and timing we expect could have an adverse impact on our future business, operations and results of operations and could negatively impact the price of our common stock.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that we do not anticipate or cannot be met.

Before the Fentura acquisition may be completed, various approvals or waivers must be obtained from bank regulatory authorities, including the Federal Reserve and the Michigan Department of Insurance and Financial Services. These regulators may impose conditions on the completion of, or require changes to the terms of, the Fentura acquisition. Such conditions or changes and the process of obtaining regulatory approvals or waivers could have the effect of delaying completion of the Fentura acquisition or of imposing additional costs or limitations on us following the completion of the Fentura acquisition. The regulatory approvals or waivers may not be received at all, may not be received in a timely fashion or may contain conditions on the completion of the Fentura acquisition that are burdensome, not anticipated, or cannot be met. If the completion of the Fentura acquisition is delayed, including by a delay in receipt of necessary governmental approvals or waivers, the business, financial condition, and results of operations of ChoiceOne and Fentura may also be materially adversely affected.

We may be unsuccessful in integrating the operations of the businesses we have acquired or expect to acquire in the future, including Fentura.

From time to time, we evaluate and acquire businesses that we believe complement our existing business. The acquisition component of our growth strategy depends on the successful integration of these acquisitions. We face numerous risks and challenges to the successful integration of acquired businesses, including the following:

•	the potential for unexpected costs, delays and challenges that may arise in integrating acquisitions into our existing business;

•	limitations on our ability to realize the expected cost savings and synergies from an acquisition;

•	challenges related to integrating acquired operations, including our ability to retain key employees and maintain relationships with significant customers and depositors;

•	challenges related to the integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and

•	the discovery of previously unknown liabilities following an acquisition associated with the acquired business.

If we are unable to successfully integrate the businesses we acquire, including Fentura, our business, financial condition and results of operations may be materially adversely affected.

The Fentura acquisition could result in unexpected disruptions on the combined business.

In response to the announcement of the Fentura acquisition, Fentura’s customers may cease or reduce their business with Fentura, which could negatively affect our combined business operations. Similarly, current or prospective employees of ChoiceOne or of Fentura may experience uncertainty about their future roles with the combined entity. This may adversely affect our ability to attract and retain key management, banking and other personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the negotiation and pendency of the Fentura acquisition could have an adverse effect on the financial condition and operating results of either us or Fentura.

We or Fentura or both may be subject to claims and litigation pertaining to the merger that could prevent or delay the completion of the merger.

Any lawsuits filed in connection with the proposed merger could prevent or delay completion of the merger and result in substantial costs to ChoiceOne and Fentura, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that may be filed seeking remedies against ChoiceOne, its board of directors or Fentura or its board of directors in connection with the merger that remains unresolved at the effective time of the merger may adversely affect ChoiceOne’s business, financial condition, results of operations and cash flows.

We may fail to realize some or all of the anticipated benefits of the Fentura acquisition.

The success of the Fentura acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with Fentura’s business. However, to realize these anticipated benefits and cost savings, we must successfully combine both businesses. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Fentura acquisition may not be realized fully, or at all, or may take longer to realize than we expect.

We will incur significant transaction and merger-related integration costs in connection with the Fentura acquisition.

We expect to incur significant costs associated with completing the Fentura acquisition and integrating Fentura’s operations into our operations and are continuing to assess the impact of these costs. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of Fentura’s business with ChoiceOne’s business, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Fentura acquisition may be completed on different terms from those contained in the merger agreement.

Prior to the completion of the Fentura acquisition, ChoiceOne and Fentura may, by mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the merger consideration payable by us to Fentura’s shareholders or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof. Any such amendments or alterations may have negative consequences to ChoiceOne.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2024.

There were no issuer purchases of equity securities during the second quarter of 2024.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

2.1
Agreement and Plan of Merger by and between ChoiceOne Financial Services, Inc. and Fentura Financial, Inc. dated July 25, 2024. Previously filed with the Commission on July 25, 2024 in ChoiceOne Financial Services, Inc.’s Current Report on Form 8-K, Exhibit 2.1. Here incorporated by reference.

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

4.2
Form of 3.25% Fixed-to-Floating Rate Subordinated Note due September 3, 2031. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 8-K filed September 7, 2021. Here incorporated by reference.

4.3
Form of 3.25% Fixed-to-Floating Rate Global Subordinated Note due September 3, 2031. Previously filed as an exhibit to ChoiceOne Financial Services, Inc.’s Form 8-K filed September 7, 2021. Here incorporated by reference.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 14, 2024	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)