Form 10-Q
period 2024-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2024-11-08
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

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

As of October 31, 2024, the Registrant had 8,957,627 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2024	2023
Assets
Cash and due from banks	$145,588	$55,083
Time deposits in other financial institutions	350	350
Cash and cash equivalents	145,938	55,433

Equity securities, at fair value (Note 2)	7,816	7,505
Securities available for sale, at fair value (Note 2)	497,552	514,598
Securities held to maturity, at amortized cost net of credit losses (Note 2)	391,954	407,959
Federal Home Loan Bank stock	4,449	4,449
Federal Reserve Bank stock	5,307	5,065
Loans held for sale	5,994	4,710
Loans to other financial institutions (Note 3)	38,492	19,400
Core loans (Note 3)	1,465,458	1,391,253
Total loans held for investment (Note 3)	1,503,950	1,410,653
Allowance for credit losses (Note 3)	(16,490)	(15,685)
Loans, net	1,487,460	1,394,968

Premises and equipment, net	27,135	29,750
Other real estate owned, net	529	122
Cash value of life insurance policies	45,699	45,074
Goodwill	59,946	59,946
Core deposit intangible	1,250	1,854
Other assets	44,974	45,273
Total assets	$2,726,003	$2,576,706

Liabilities
Deposits – noninterest-bearing	$521,055	$547,625
Deposits – interest-bearing	1,680,546	1,550,985
Brokered deposits	6,627	23,445
Total deposits	2,208,228	2,122,055

Borrowings	210,000	200,000
Subordinated debentures	35,691	35,507
Other liabilities	24,338	23,510
Total liabilities	2,478,257	2,381,072

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 15,000,000; shares outstanding: 8,959,664 at September 30, 2024 and 7,548,217 at December 31, 2023	206,427	173,513
Retained earnings	86,765	73,699
Accumulated other comprehensive loss, net	(45,446)	(51,578)
Total shareholders’ equity	247,746	195,634
Total liabilities and shareholders’ equity	$2,726,003	$2,576,706

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2024	2023	2024	2023
Interest income
Loans, including fees	$23,252	$17,774	$66,009	$48,625
Securities:
Taxable	5,563	5,346	16,382	15,637
Tax exempt	1,402	1,420	4,224	4,244
Other	1,473	1,764	3,451	2,512
Total interest income	31,690	26,304	90,066	71,018

Interest expense
Deposits	8,362	7,237	25,464	15,569
Advances from Federal Home Loan Bank	468	272	1,372	1,498
Other	2,612	2,569	8,137	4,622
Total interest expense	11,442	10,078	34,973	21,689

Net interest income	20,248	16,226	55,093	49,329
Provision for (reversal of) credit losses on loans	425	438	1,100	332
Provision for (reversal of) credit losses on unfunded commitments	-	(438)	(675)	(557)
Net Provision for (reversal of) credit losses expense	425	-	425	(225)
Net interest income after provision	19,823	16,226	54,668	49,554

Noninterest income
Customer service charges	2,773	2,382	7,840	6,920
Insurance and investment commissions	184	173	572	541
Gains on sales of loans	631	536	1,610	1,479
Net gains (losses) on sales of securities	-	(71)	-	(71)
Net gains on sales and write downs of other assets	191	13	203	149
Earnings on life insurance policies	315	278	1,115	810
Trust income	232	197	665	577
Change in market value of equity securities	277	(134)	241	(456)
Other	264	330	755	911
Total noninterest income	4,867	3,704	13,001	10,860

Noninterest expense
Salaries and benefits	8,372	8,038	24,467	23,958
Occupancy and equipment	1,475	1,427	4,414	4,577
Data processing	1,932	1,724	5,382	5,087
Professional fees	610	435	1,818	1,675
Supplies and postage	174	192	520	580
Advertising and promotional	168	269	517	573
Intangible amortization	198	247	604	752
FDIC insurance	390	270	1,155	790
Merger related expenses	645	—	645	—
Other	1,453	1,126	3,857	3,304
Total noninterest expense	15,417	13,728	43,379	41,296

Income before income tax	9,273	6,202	24,290	19,118
Income tax expense	1,925	1,080	4,722	3,150

Net income	$7,348	$5,122	$19,568	$15,968

Basic earnings per share (Note 4)	$0.86	$0.68	$2.48	$2.12
Diluted earnings per share (Note 4)	$0.85	$0.68	$2.46	$2.12
Dividends declared per share	$0.27	$0.26	$0.81	$0.78

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023
Net income	$7,348	$5,122	$19,568	$15,968

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	14,077	(21,739)	11,091	(13,063)
Income tax benefit (expense)	(2,956)	4,565	(2,329)	2,743
Less: reclassification adjustment for net (gain) loss included in net income	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	(9,827)	9,189	(2,841)	9,920
Income tax benefit (expense)	2,064	(1,930)	597	(2,083)
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Unrealized gain (loss) on available-for-sale securities, net of tax	3,358	(9,915)	6,518	(2,483)

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	61	67	173	261
Income tax benefit (expense)	(12)	(14)	(36)	(55)
Unrealized loss on held to maturity securities, net of tax	49	53	137	206

Change in net unrealized gain (loss) on cash flow hedge	(9,558)	9,625	(1,753)	12,748
Income tax benefit (expense)	2,006	(2,021)	367	(2,677)
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: amortization of net unrealized (gains) losses included in net income	(0)	897	1,092	1,940
Income tax benefit (expense)	-	(188)	(229)	(407)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(7,552)	8,313	(523)	11,604

Other comprehensive income (loss), net of tax	(4,145)	(1,549)	6,132	9,327

Comprehensive income (loss)	$3,203	$3,573	$25,700	$25,295

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			15,968		15,968
Other comprehensive income (loss)				9,327	9,327
Shares issued	25,089	428			428
Effect of employee stock purchases		23			23
Stock-based compensation expense		459			459
Cash dividends declared ($0.78 per share)			(5,872)		(5,872)

Balance, September 30, 2023	7,541,187	$173,187	$70,444	$(62,470)	$181,161

Balance, January 1, 2024	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			19,568		19,568
Other comprehensive income (loss)				6,132	6,132
Shares issued	30,435	280			280
Effect of employee stock purchases		33			33
Stock options exercised and issued (1)	1,012				-
Stock-based compensation expense		508			508
Common stock offering	1,380,000	32,093			32,093
Cash dividends declared ($0.81 per share)			(6,502)		(6,502)

Balance, September 30, 2024	8,959,664	$206,427	$86,765	$(45,446)	$247,746

(1) The amount shown represents the number of shares issued in net exercise transactions where shares were surrendered in payment of taxes and/or payment of all or part of the exercise price.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2023	7,534,658	$172,880	$67,281	$(60,921)	$179,240

Net income			5,122		5,122
Other comprehensive income (loss)				(1,549)	(1,549)
Shares issued	6,529	131			131
Effect of employee stock purchases		9			9
Stock-based compensation expense		167			167
Cash dividends declared ($0.26 per share)			(1,959)		(1,959)

Balance, September 30, 2023	7,541,187	$173,187	$70,444	$(62,470)	$181,161

Balance, July 1, 2024	7,573,618	$173,984	$81,836	$(41,301)	$214,519

Net income			7,348		7,348
Other comprehensive income (loss)				(4,145)	(4,145)
Shares issued	5,914	165			165
Effect of employee stock purchases		11			11
Stock options exercised and issued (1)	132				—
Stock-based compensation expense		174			174
Common stock offering	1,380,000	32,093			32,093
Cash dividends declared ($0.27 per share)			(2,419)		(2,419)

Balance, September 30, 2024	8,959,664	$206,427	$86,765	$(45,446)	$247,746

(1) The amount shown represents the number of shares issued in net exercise transactions where shares were surrendered in payment of taxes and/or payment of all or part of the exercise price.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,568	$15,968
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	425	(225)
Depreciation	1,907	1,854
Amortization	7,263	7,495
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	541	741
Net losses (gains) on sales of available for sale securities	-	71
Net change in market value of equity securities	(241)	456
Gains on sales of loans	(1,610)	(1,479)
Loans originated for sale	(48,171)	(37,845)
Proceeds from loan sales	47,810	38,330
Earnings on bank-owned life insurance	(919)	(810)
Earnings on death benefit from bank-owned life insurance	(196)	-
(Gains)/losses on sales of other real estate owned	(17)	-
Proceeds from sales of other real estate owned	139	144
Deferred federal income tax (benefit)/expense	166	138
Net change in:
Other assets	(3,534)	4,443
Other liabilities	1,507	28,049
Net cash provided by operating activities	24,638	57,330

Cash flows from investing activities:
Sales of equity securities	-	887
Maturities, prepayments and calls of securities available for sale	25,109	21,981
Maturities, prepayments and calls of securities held to maturity	16,710	10,218
Purchases of securities available for sale	(1,116)	(110)
Purchases of equity securities	(70)	-
Purchases of securities held to maturity	(2,000)	(597)
Purchase of Federal Home Loan Bank stock	(242)	(4,849)
Proceeds from redemption of Federal Home Loan Bank stock	-	3,916
Loan originations and payments, net	(94,121)	(120,271)
Proceeds from bank owned life insurance death benefits claim	490	-
Additions to premises and equipment	(1,047)	(3,454)
Payments for derivative contracts settlements	-	(4,191)
Proceeds from (payments for) derivative contracts, net	-	382
Net cash provided by (used in) investing activities	(56,287)	(96,088)

Cash flows from financing activities:
Net change in deposits	86,173	15,192
Net change in short term borrowings	10,109	130,000
Issuance of common stock	500	168
Share based compensation withholding obligation	(220)	-
Cash dividends	(6,502)	(5,872)
Cash related to common stock offering	32,094	-
Net cash provided by financing activities	122,154	139,488

Net change in cash and cash equivalents	90,505	100,730
Beginning cash and cash equivalents	55,433	43,943

Ending cash and cash equivalents	$145,938	$144,673

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,358	$18,393
Cash paid for income taxes	4,450	3,900
Loans transferred to other real estate owned	529	266

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Events

On July 26, 2024, ChoiceOne completed an underwritten public offering of 1,380,000 shares of its common stock at a price to the public of $25.00 per share (the “Common Stock Offering”). The aggregate gross proceeds of the Common Stock Offering were approximately $34.5 million before deducting underwriting discounts and estimated offering expenses. The proceeds from the Common Stock Offering will qualify as tangible common equity and Tier 1 common equity. ChoiceOne intends to use the net proceeds of the Common Stock Offering for general corporate purposes including supplementing regulatory capital ratios and in conjunction with its announced merger with Fentura Financial, Inc.

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

Merger-related expenses

During the three and nine months ended September 30, 2024, the Company incurred merger-related expenses totaling $645,000. These expenses primarily consist of professional fees, including legal, accounting, advisory fees associated with the merger, and regulatory filing fees. These expenses are included in the Consolidated Statements of Income under Noninterest Expense. Merger related expenses are presented net of tax in the Non-GAAP reconciliation of Adjusted Net Income in the Management Discussion & Analysis.

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

Stock Transactions

A total of 3,877 and 11,582 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $111,000 and $330,000 under the terms of the Directors’ Stock Purchase Plan in the third quarter and first nine months of 2024, respectively. A total of 2,037 and 6,943 shares for a cash price of $53,000 and $170,000 were issued under the Employee Stock Purchase Plan in the third quarter and first nine months of 2024, respectively. ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in 2024.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of September 30, 2024, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

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

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income with an allowance being established under CECL. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At September 30, 2024, there was no ACL related to securities AFS. Accrued interest receivable on securities AFS was excluded from the estimate of credit losses.

Securities Held to Maturity ("HTM") – Since the adoption of CECL, ChoiceOne measures credit losses on securities HTM on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on HTM securities is a contra asset valuation account that is deducted from the carrying amount of securities HTM to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable on securities HTM is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. A discounted cash flow method will be used to determine the reserve required for any credit losses on HTM securities. At September 30, 2024, the ACL related to securities HTM is insignificant.

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

Reportable Segment Disclosures

In 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, which introduces improvements to reportable segment disclosures under Topic 280. This update aims to enhance the transparency and usefulness of segment information for financial statement users. The key changes include requiring public entities to disclose significant segment expenses and segment profit or loss measures that are regularly reviewed by management. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.

NOTE 2 – SECURITIES

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

September 30, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,030	$332	$(546)	$7,816

December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,960	$212	$(667)	$7,505

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	September 30, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$89,994	$-	$(7,762)	$82,232
State and municipal	269,780	-	(34,746)	235,034
Mortgage-backed	189,408	59	(18,708)	170,759
Corporate	250	-	(37)	213
Asset-backed securities	9,511	-	(197)	9,314
Total	$558,943	$59	$(61,450)	$497,552

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,977	$-	$(220)	$2,757
State and municipal	196,165	10	(25,013)	171,162
Mortgage-backed	172,476	-	(18,644)	153,832
Corporate	20,036	32	(2,212)	17,856
Asset-backed securities	300	-	(7)	293
Total	$391,954	$42	$(46,096)	$345,900

	December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,345	$-	$(10,151)	$80,194
State and municipal	269,918	-	(35,236)	234,682
Mortgage-backed	212,392	14	(23,905)	188,501
Corporate	250	-	(46)	204
Asset-backed securities	11,334	-	(317)	11,017
Total	$584,239	$14	$(69,655)	$514,598

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,972	$-	$(293)	$2,679
State and municipal	196,098	14	(30,220)	165,892
Mortgage-backed	188,329	-	(25,796)	162,533
Corporate	20,013	21	(2,864)	17,170
Asset-backed securities	547	-	(30)	517
Total	$407,959	$35	$(59,203)	$348,791

Available for sale securities with unrealized losses as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$82,232	$7,762	$82,232	$7,762
State and municipal	-	-	235,034	34,746	235,034	34,746
Mortgage-backed	-	-	158,840	18,708	158,840	18,708
Corporate	-	-	213	37	213	37
Asset-backed securities	-	-	9,314	197	9,314	197
Total temporarily impaired	$-	$-	$485,633	$61,450	$485,633	$61,450

	December 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,194	$10,151	$80,194	$10,151
State and municipal	557	6	234,125	35,230	234,682	35,236
Mortgage-backed	1,255	23	176,400	23,882	177,655	23,905
Corporate	-	-	204	46	204	46
Asset-backed securities	-	-	11,017	317	11,017	317
Total temporarily impaired	$1,812	$29	$501,940	$69,626	$503,752	$69,655

Held to maturity securities with unrealized losses as of September 30, 2024 and December 31, 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,757	$220	$2,757	$220
State and municipal	6,818	1,012	162,111	24,001	168,929	25,013
Mortgage-backed	-	-	153,832	18,644	153,832	18,644
Corporate	-	-	16,177	2,212	16,177	2,212
Asset-backed securities	-	-	293	7	293	7
Total temporarily impaired	$6,818	$1,012	$335,170	$45,084	$341,988	$46,096

	December 31, 2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,679	$293	$2,679	$293
State and municipal	23	-	165,526	30,220	165,549	30,220
Mortgage-backed	-	-	162,533	25,796	162,533	25,796
Corporate	-	-	15,509	2,864	15,509	2,864
Asset-backed securities	-	-	517	30	517	30
Total temporarily impaired	$23	$-	$346,764	$59,203	$346,787	$59,203

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and nine months ended September 30, 2024 and 2023.

At September 30, 2024 and December 31, 2023, there were 541 and 569 securities with an unrealized loss, respectively. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

The majority of unrealized losses at September 30, 2024, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On September 30, 2024, 86% of state and municipal bonds held are rated AA or better, 10% are A rated and 4% are not rated. Of the mortgage-backed securities held on September 30, 2024, 42% were issued by US government sponsored entities and agencies, and rated AA, 43% are AAA rated private issue and collateralized mortgage obligation, and 15% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

Presented below is a schedule of maturities of securities as of September 30, 2024. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2024

U.S. Treasury notes and bonds	$-	$82,232	$-	$-	$82,232
State and municipal	1,018	22,377	113,176	98,463	235,034
Corporate	-	-	213	-	213
Asset-backed securities	-	6,793	2,521	-	9,314
Total debt securities	1,018	111,402	115,910	98,463	326,793

Mortgage-backed securities	8,693	65,274	83,639	13,153	170,759
Total Available for Sale	$9,711	$176,676	$199,549	$111,616	$497,552

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2024

U.S. Government and federal agency	$-	$2,977	$-	$-	$2,977
State and municipal	2,972	19,729	98,326	75,138	196,165
Corporate	-	-	20,036	-	20,036
Asset-backed securities	300	-	-	-	300
Total debt securities	3,272	22,706	118,362	75,138	219,478

Mortgage-backed securities	13,248	37,077	122,151	-	172,476
Total Held to Maturity	$16,520	$59,783	$240,513	$75,138	$391,954

Following is information regarding unrealized gains and losses on equity securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Dollars in thousands)
Net gains and (losses) recognized during the period	$277	$(205)	$241	$(527)
Less: Net gains and (losses) recognized during the period on securities sold	—	(71)	—	(71)

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$277	$(134)	$241	$(456)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$49,147	3.3%	$49,210	3.5%	(0.1)%
Commercial and Industrial	229,232	15.2%	229,915	16.3%	(0.3)%
Commercial Real Estate	862,773	57.4%	786,921	55.8%	9.6%
Consumer	30,693	2.0%	36,541	2.6%	(16.0)%
Construction Real Estate	14,555	1.0%	20,936	1.5%	(30.5)%
Residential Real Estate	279,058	18.6%	267,730	19.0%	4.2%
Loans to Other Financial Institutions	38,492	2.6%	19,400	1.4%	98.4%
Gross Loans	$1,503,950		$1,410,653

Allowance for credit losses	16,490	1.10%	15,685	1.11%

Net loans	$1,487,460		$1,394,968

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		And		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses Three Months Ended September 30, 2024
Beginning balance	$112	$2,161	$795	$9,360	$49	$3,625	$50	$16,152
Charge-offs	-	-	(166)	-	-	(23)	-	(189)
Recoveries	-	2	96	-	-	4	-	102
Provision	(2)	307	36	(140)	(13)	227	10	425
Ending balance	$110	$2,470	$761	$9,220	$36	$3,833	$60	$16,490

Allowance for Credit Losses Nine Months Ended September 30, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$15,685
Charge-offs	-	(1)	(616)	-	-	(23)	-	(640)
Recoveries	-	13	321	-	-	11	-	345
Provision	16	242	233	400	(22)	201	30	1,100
Ending balance	$110	$2,470	$761	$9,220	$36	$3,833	$60	$16,490

Individually evaluated for credit loss	$1	$7	$1.00	$1	$-	$78	$-	$88

Collectively evaluated for credit loss	$109	$2,463	$760	$9,219	$36	$3,755	$60	$16,402

Loans
September 30, 2024
Individually evaluated for credit loss	$13	$174	$26	$27	$229	$2,266	$-	$2,735
Collectively evaluated for credit loss	49,134	229,058	30,667	862,746	14,326	276,792	38,492	1,501,215
Ending balance	$49,147	$229,232	$30,693	$862,773	$14,555	$279,058	$38,492	$1,503,950

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses
December 31, 2023
Individually evaluated for impairment	$2	$6	$-	$1	$-	$51	$-	$60

Collectively evaluated for impairment	$92	$2,210	$823	$8,819	$58	$3,593	$30	$15,625

Loans
December 31, 2023
Individually evaluated for impairment	$54	$136	$2	$29	$-	$1,858	$-	$2,079
Collectively evaluated for impairment	49,156	229,779	36,539	786,892	20,936	265,872	19,400	1,408,574
Acquired with deteriorated credit quality	-	-	-	-	-	-	-	-
Ending balance	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400	$1,410,653

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Loans to Other
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Financial Institution	Unallocated	Total
Allowance for Credit Losses Three Months Ended September 30, 2023
Beginning balance	$78	$2,896	$885	$7,237	$70	$3,376	$40	$-	$14,582
Charge-offs	-	(73)	(161)	-	-	(27)	-	-	(261)
Recoveries	-	28	80	-	-	5	-	-	113
Provision	5	(328)	22	908	(19)	(150)	-	-	438
Ending balance	$83	$2,523	$826	$8,145	$51	$3,204	$40	$-	$14,872

Allowance for Credit Losses Nine Months Ended September 30, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	-	(13)	7,165
Charge-offs	-	(73)	(432)	-	-	(27)	-	-	(532)
Recoveries	-	57	208	13	-	10	-	-	288
Provision	(75)	(409)	199	304	(32)	305	40	-	332
Ending balance	$83	$2,523	$826	$8,145	$51	$3,204		$-	$14,872

Individually evaluated for impairment	$3	$89	$-	$347	$-	$45	$-	$-	$484

Collectively evaluated for impairment	$80	$2,434	$826	$7,798	$51	$3,159	$40	$-	$14,388

The provision for credit losses on loans was an expense of $425,000 in the third quarter of 2024, compared to an expense of $438,000 in the same period in the prior year. The provision expense was deemed necessary due to loan growth during the third quarter and changes in the forecast used in estimating the reserve.

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

The following table reflects the amortized cost basis of loans as of September 30, 2024 based on year of origination (dollars in thousands):

Commercial:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$6,290	$1,794	$3,359	$2,924	$1,573	$19,181	$35,121	$13,844	$48,965
Special mention	-	-	-	-	-	182	182	-	182
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$6,290	$1,794	$3,359	$2,924	$1,573	$19,363	$35,303	$13,844	$49,147
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$33,953	$20,139	$33,374	$17,065	$7,948	$11,816	$124,295	$104,519	$228,814
Special mention	-	-	93	60	27	226	406	10	416
Substandard	-	-	-	-	-	2	2	-	2
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$33,953	$20,139	$33,467	$17,125	$7,975	$12,044	$124,703	$104,529	$229,232
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$1	$1	$-	$1

Commercial Real Estate
Pass	$107,946	$140,667	$112,938	$101,041	$68,276	$162,743	$693,611	$168,808	$862,419
Special mention	-	-	-	-	-	354	354	-	354
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$107,946	$140,667	$112,938	$101,041	$68,276	$163,097	$693,965	$168,808	$862,773
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$148,189	$162,600	$149,764	$121,090	$77,824	$194,504	$853,971	$287,181	$1,141,152

Retail:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$5,439	$7,354	$9,107	$4,822	$1,848	$1,473	$30,043	$648	$30,691
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	2	-	-	-	2	-	2
Total	$5,439	$7,354	$9,109	$4,822	$1,848	$1,473	$30,045	$648	$30,693
Current year-to-date gross write-offs (1)	$-	$31	$110	$1	$-	$2	$144	$-	$144

Construction real estate
Performing	$-	$986	$-	$530	$-	$-	$1,516	$12,810	$14,326
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	229	229
Total	$-	$986	$-	$530	$-	$-	$1,516	$13,039	$14,555
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$30,342	$46,667	$57,249	$26,151	$14,684	$46,458	$221,551	$55,383	$276,934
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	204	1,142	551	-	192	2,089	35	2,124
Total	$30,342	$46,871	$58,391	$26,702	$14,684	$46,650	$223,640	$55,418	$279,058
Current year-to-date gross write-offs (1)	$-	$23	$-	$-	$-	$-	$23	$-	$23

Loans to Other Financial Institutions
Performing	$38,492	$-	$-	$-	$-	$-	$38,492	$-	$38,492
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$38,492	$-	$-	$-	$-	$-	$38,492	$-	$38,492
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$74,273	$55,211	$67,500	$32,054	$16,532	$48,123	$293,693	$69,105	$362,798

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first nine months of 2024 were $473,000 or an annualized $631,000 compared to $480,000 during the full year 2023 and $377,000 or an annualized $503,000 during the first nine months of 2023.

The following table reflects the amortized cost basis of loans as of December 31, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$5,015	$4,088	$3,078	$1,788	$7,028	$18,476	$39,473	$9,507	$48,980
Special mention	-	-	-	-	176	54	230	-	230
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$5,015	$4,088	$3,078	$1,788	$7,204	$18,530	$39,703	$9,507	$49,210
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$23,600	$45,489	$23,462	$10,502	$9,214	$11,882	$124,149	$105,559	$229,708
Special mention	-	-	28	35	73	64	200	3	203
Substandard	-	-	-	-	-	4	4	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,600	$45,489	$23,490	$10,537	$9,287	$11,950	$124,353	$105,562	$229,915
Current year-to-date gross write-offs (1)	$-	$55	$30	$71	$-	$2	$158	$-	$158

Commercial Real Estate
Pass	$149,181	$134,289	$107,033	$71,754	$43,846	$136,361	$642,464	$143,120	$785,584
Special mention	-	-	-	-	-	1,337	1,337	-	1,337
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$149,181	$134,289	$107,033	$71,754	$43,846	$137,698	$643,801	$143,120	$786,921
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Business Loans	$177,796	$183,866	$133,601	$84,079	$60,337	$168,178	$807,857	$258,189	$1,066,046

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Current year-to-date gross write-offs (1)	$8	$24	$11	$28	$-	$1	$72	$-	$72

Construction real estate
Performing	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$54,231	$64,768	$28,301	$16,391	$12,556	$40,270	$216,517	$49,491	$266,008
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	380	826	-	-	486	1,692	30	1,722
Total	$54,231	$65,148	$29,127	$16,391	$12,556	$40,756	$218,209	$49,521	$267,730
Current year-to-date gross write-offs (1)	$-	$26	$-	$-	$-	$1	$27	$-	$27

Loans to Other Financial Institutions
Performing	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Consumer Loans	$85,913	$81,743	$36,450	$19,240	$13,816	$41,958	$279,120	$65,487	$344,607

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first nine months of 2024 were $473,000 or an annualized $631,000 compared to $480,000 during the full year 2023 and $377,000 or an annualized $503,000 during the first nine months of 2023.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the first nine months of 2024 and the full year 2023.

For the period ended:	September 30, 2024

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$121	0%
Total	$121

For the period ended:	December 31, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	$60	0%
Residential real estate	129	0%
Total	$189

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the first nine months of 2024 and the full year 2023.

For the period ended:	September 30, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

For the period ended:	December 31, 2023
Term Extension
Commercial and industrial	Termed out line of credit & termed out draw note
Residential real estate	Provided with new twelve month payment plan to catch up on past due balance.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	September 30, 2024
(Dollars in thousands)	Term extension

Residential real estate	$121
Total	$121

For the period ended:	December 31, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	$60
Residential real estate	129
Total	$189

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	September 30, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	$41	$-	$-	$41
Residential real estate	-	-	121	121
Total	$41	$-	$121	$162

For the period ended:	December 31, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	$60	$-	$-	$60
Residential real estate	-	-	129	129
Total	$60	$-	$129	$189

Nonaccrual loans by loan category were as follows:

As of September 30, 2024
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Consumer	$-	$2	$-
Construction real estate	229	—	9
Residential real estate	361	1,763	29
Total nonaccrual loans	$590	$1,765	$38

As of September 30, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Commercial and industrial	$-	$103	$5
Residential real estate	457	1,567	10
Total nonaccrual loans	$457	$1,670	$15

As of December 31, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Commercial and industrial	$-	$1	$-
Residential real estate	707	1,722	16
Total nonaccrual loans	$707	$1,723	$16

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2024
Agricultural	$-	$-	$-	$-	$49,147	$49,147	$-
Commercial and industrial	-	43	-	43	229,189	229,232	-
Consumer	7	-	-	7	30,686	30,693	-
Commercial real estate	-	-	229	229	862,544	862,773	-
Construction real estate	50	24	2	76	14,479	14,555	-
Residential real estate	249	1,104	1,240	2,593	276,465	279,058	-
Loans to Other Financial Institutions	-	-	-	-	38,492	38,492	-
	$306	$1,171	$1,471	$2,948	$1,501,002	$1,503,950	$-

December 31, 2023
Agricultural	$-	$-	$-	$-	$49,210	$49,210	$-
Commercial and industrial	-	-	1	1	229,914	229,915	-
Consumer	31	2	-	33	36,508	36,541	-
Commercial real estate	173	-	-	173	786,748	786,921	-
Construction real estate	-	-	-	-	20,936	20,936	-
Residential real estate	755	549	870	2,174	265,556	267,730	-
Loans to Other Financial Institutions	-	-	-	-	19,400	19,400	-
	$959	$551	$871	$2,381	$1,408,272	$1,410,653	$-

(1) Includes nonaccrual loans.

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2024	2023	2024	2023
Basic
Net income	$7,348	$5,122	$19,568	$15,968

Weighted average common shares outstanding	8,567,548	7,537,996	7,898,938	7,528,887

Basic earnings per common shares	$0.86	$0.68	$2.48	$2.12

Diluted
Net income	$7,348	$5,122	$19,568	$15,968

Weighted average common shares outstanding	8,567,548	7,537,996	7,898,938	7,528,887
Plus dilutive stock options and restricted stock units	47,952	30,038	45,205	33,273

Weighted average common shares outstanding and potentially dilutive shares	8,615,500	7,568,034	7,944,143	7,562,160

Diluted earnings per common share	$0.85	$0.68	$2.46	$2.12

There were no stock options that were considered anti-dilutive to earnings per share for the three months ended September 30, 2024 and 3,000 stock options that were considered anti-dilutive to earnings per share for the nine months ended September 30, 2024. There were 15,000 stock options that were considered anti-dilutive to earnings per share for the three and nine months ended September 30, 2023.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Assets
Cash and cash equivalents	$145,938	$145,938	$145,938	$-	$-
Equity securities at fair value	7,816	7,816	4,919	-	2,897
Securities available for sale	497,552	497,552	82,232	415,320	-
Securities held to maturity	391,954	345,900	-	331,677	14,223
Federal Home Loan Bank and Federal
Reserve Bank stock	9,756	9,756	-	9,756	-
Loans held for sale	5,994	6,174	-	6,174	-
Loans, net	1,487,460	1,472,115	-	-	1,472,115
Accrued interest receivable	11,400	11,400	-	11,400	-
Interest rate lock commitments	23	23	-	23	-
Interest rate derivative contracts	6,410	6,410	-	6,410	-
Loan swaps	1,331	1,331	-	1,331	-

Liabilities
Noninterest-bearing deposits	521,055	521,055	521,055	-	-
Interest-bearing deposits	1,680,546	1,680,622	-	1,680,622	-
Brokered deposits	6,627	6,646	-	6,646	-
Borrowings	210,000	210,349	-	210,349	-
Subordinated debentures	35,691	32,881	-	32,881	-
Accrued interest payable	6,838	6,838	-	6,838	-
Interest rate derivative contracts	2,004	2,004	-	2,004	-
Loan swaps	1,331	1,331	-	1,331	-

December 31, 2023
Assets
Cash and cash equivalents	$55,433	$55,433	$55,433	$-	$-
Equity securities at fair value	7,505	7,505	4,749	-	2,756
Securities available for sale	514,598	514,598	80,194	434,404	-
Securities held to maturity	407,959	348,791	-	335,493	13,298
Federal Home Loan Bank and Federal
Reserve Bank stock	9,514	9,514	-	9,514	-
Loans held for sale	4,710	4,851	-	4,851	-
Loans, net	1,394,968	1,362,920	-	-	1,362,920
Accrued interest receivable	10,066	10,066	-	10,066	-
Interest rate lock commitments	64	64	-	64	-
Interest rate derivative contracts	8,880	8,880	-	8,880	-

Liabilities
Noninterest-bearing deposits	547,625	547,625	547,625	-	-
Interest-bearing deposits	1,550,985	1,549,386	-	1,549,386	-
Brokered deposits	23,445	23,435	-	23,435	-
Borrowings	200,000	199,743	-	199,743	-
Subordinated debentures	35,507	31,748	-	31,748	-
Accrued interest payable	6,223	6,223	-	6,223	-
Interest rate derivative contracts	-	-	-	-	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2024
Equity securities	$4,919	$-	$2,897	$7,816

Investment Securities, Available for Sale - September 30, 2024
U.S. Treasury notes and bonds	$82,232	$-	$-	$82,232
State and municipal	-	235,034	-	235,034
Mortgage-backed	-	170,759	-	170,759
Corporate	-	213	-	213
Asset-backed securities	-	9,314	-	9,314
Total	$82,232	$415,320	$-	$497,552

Derivative Instruments - September 30, 2024
Interest rate derivative contracts - assets	$-	$6,410	$-	$6,410
Interest rate derivative contracts - liabilities	$-	$2,004	$-	$2,004

Loan Swaps - September 30, 2024
Loan swaps - assets	$-	$1,331	$-	$1,331
Loan swaps - liabilities	$-	$1,331	$-	$1,331

Equity Securities Held at Fair Value - December 31, 2023
Equity securities	$4,749	$-	$2,756	$7,505

Investment Securities, Available for Sale - December 31, 2023
U. S. Treasury notes and bonds	$80,194	$-	$-	$80,194
State and municipal	-	234,682	-	234,682
Mortgage-backed	-	188,501	-	188,501
Corporate	-	204	-	204
Asset-backed securities	-	11,017	-	11,017
Total	$80,194	$434,404	$-	$514,598

Derivative Instruments - December 31, 2023
Interest rate derivative contracts - assets	$-	$8,880	$-	$8,880
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2024	2023
Equity Securities Held at Fair Value
Balance, January 1	$2,756	$2,542
Total realized and unrealized gains included in noninterest income	71	67
Net purchases, sales, calls, and maturities	70	110
Net transfers into Level 3	-	-
Balance, September 30,	$2,897	$2,719

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$36	$-

Of the Level 3 assets that were held by the Company at September 30, 2024, the net unrealized gain as of September 30, 2024 was $283,000, compared to $208,000 as of September 30, 2023. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $70,000 and $110,000 of Level 3 securities were purchased during the nine months ended 2024 and 2023, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
September 30, 2024	$1,155	$-	$-	$1,155
December 31, 2023	$387	$-	$-	$387

Other Real Estate
September 30, 2024	$529	$-	$-	$529
December 31, 2023	$122	$-	$-	$122

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

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Service charges and fees on deposit accounts	$1,230	$1,176	$3,482	$3,307
Interchange income	1,543	1,206	4,358	3,613
Investment commission income	184	173	572	541
Trust fee income	232	197	665	577
Other charges and fees for customer services	162	184	409	476
Noninterest income from contracts with customers within the scope of ASC 606	3,351	2,936	9,486	8,514
Noninterest income within the scope of other GAAP topics	1,516	768	3,515	2,346
Total noninterest income	$4,867	$3,704	$13,001	$10,860

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

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreement will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which began in April 2024. Net settlements on the Pay Fixed Swap Agreement were $1.3 million and $2.3 million for the three and nine months ended September 30, 2024, which reduced interest expense.

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

Net settlements on these four pay-fixed/receive-floating swaps were $1.0 million and $959,000 for the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$6,410	Other Assets	$8,880
Interest rate contracts	Other Liabilities	$2,004	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended September 30, 2024		Three months ended September 30, 2023		Nine months ended September 30, 2024		Nine months ended September 30, 2023
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,180	$1,327	$(30)	$-	$2,038	$2,301	$(534)	$-

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$9,827	$-	$(9,189)	$-	$2,841	$-	$(9,920)	$-
Derivatives designated as hedging instruments	$(9,665)	$-	$9,097	$-	$(2,720)	$-	$9,842	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$-	$(897)	$-	$(1,092)	$-	$(1,940)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

September 30, 2024
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$220,706	$2,444

Back to Back Loan Swaps

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. ChoiceOne executes interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers. This is known as a back to back loan swap agreement. The net result is the desired floating rate loan and a minimization of the risk exposure of the interest rate swap transactions. Under this arrangement the Bank has three freestanding interest rate swaps, each of which is carried at fair value. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent bank are recognized directly to earnings. As the terms mirror each other, there is no income statement impact to the Bank.

The table below presents the notional and fair value of these derivative instruments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$42,647	Other Assets	$1,331
Derivative liabilities
Interest rate swaps	$42,647	Other Liabilities	$1,331

	December 31, 2023
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$-	Other Assets	$-
Derivative liabilities
Interest rate swaps	$-	Other Liabilities	$-

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $1.3 million and $0 as of September 30, 2024 and December 31, 2023, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset, however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent bank was $1.3 million and $0 at September 30, 2024 and December 31, 2023, respectively. Cash pledged as collateral to the correspondent bank was $1.4 million and $0 at September 30, 2024 and December 31, 2023, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $42.6 million as of September 30, 2024 and $0 at December 31, 2023. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

Federal Home Loan Bank Advances

(Dollars in thousands)	September 30, 2024	December 31, 2023

Maturity of July 2025 with fixed interest rate of 4.88%	$20,000	$20,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Total advances outstanding at period end	$40,000	$30,000

Bank Term Funding Program (“BTFP”)

(Dollars in thousands)	September 30, 2024	December 31, 2023

Maturity of May 2024 with fixed interest rate of 4.71%	$-	$160,000
Maturity of December 2024 with fixed interest rate of 4.83%	-	10,000
Maturity of January 2025 with fixed interest rate of 4.76%	170,000
Total BTFP outstanding at period end	$170,000	$170,000

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $201.0 million at September 30, 2024, compared to residential real estate loans with a carrying value of approximately $191.1 million and securities with a carrying value of approximately $278.5 million at December 31, 2023. Based on this collateral, the Bank was eligible to borrow an additional $89.8 million at September 30, 2024.

Advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $515.7 million and loans with a carrying value of approximately $467.6 million at September 30, 2024, compared to securities with a carrying value of approximately $526.4 million and loans with a carrying value of approximately $433.2 million at December 31, 2023. Based on this collateral, the Bank was eligible to borrow an additional $689.5 million at September 30, 2024.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 8.0% at September 30, 2024. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.

ChoiceOne was in compliance with all covenants as of September 30, 2024. The line of credit balance was $0 at September 30, 2024.

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue,” “future,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for credit losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) and management’s assumptions concerning pension and other post-retirement benefit plans involve judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise. Such risks, uncertainties and assumptions, include, among others, the following:

•
the failure to obtain necessary regulatory approvals when expected or at all (and the risk that such approvals may result in a materially burdensome regulatory condition (as defined in the merger agreement));
•
the failure of Fentura to obtain shareholder approval, for ChoiceOne to obtain the shareholder approval, or for either party to satisfy any of the other closing conditions to the proposed transaction on a timely basis or at all;
•
the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•
the possibility that the anticipated benefits of the proposed transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where ChoiceOne and Fentura do business, or as a result of other unexpected factors or events;
•
the impact of purchase accounting with respect to the proposed transaction, or any change in the assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;
•
diversion of management’s attention from ongoing business operations and opportunities;
•
potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed transaction; or
•
the outcome of any legal proceedings that may be instituted against ChoiceOne or Fentura.

Additional risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A of ChoiceOne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

RECENT EVENTS

On July 26, 2024, ChoiceOne completed an underwritten public offering of 1,380,000 shares of its common stock at a price to the public of $25.00 per share (the “Common Stock Offering”). The aggregate gross proceeds of the Common Stock Offering were approximately $34.5 million before deducting underwriting discounts and estimated offering expenses. The proceeds from the Common Stock Offering will qualify as tangible common equity and Tier 1 common equity. ChoiceOne intends to use the net proceeds of the Common Stock Offering for general corporate purposes including supplementing regulatory capital ratios and in conjunction with its announced merger with Fentura Financial, Inc.

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

RESULTS OF OPERATIONS

ChoiceOne reported net income of $7,348,000 and $19,568,000 for the three and nine months ended September 30, 2024, compared to $5,122,000 and $15,968,000 for the same periods in 2023, representing growth of 43.5% and 22.5%, respectively. Net income adjusted for merger related expenses net of tax was $7,981,000 and $20,201,000 for the three and nine months ended September 30, 2024. Diluted earnings per share were $0.85 and $2.46 in the three and nine months ended September 30, 2024, compared to $0.68 and $2.12 per share in the same periods in the prior year. Earnings per share was negatively impacted by the sale of 1,380,000 shares of common stock in the Common Stock Offering.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(In Thousands, Except Per Share Data)
Net income	$7,348	$5,122	$19,568	$15,968

Merger related expenses net of tax	633	-	633	-
Adjusted net income (Non-GAAP)	$7,981	$5,122	$20,201	$15,968

Weighted average number of shares	8,567,548	7,537,996	7,898,938	7,528,887
Diluted average shares outstanding	8,615,500	7,568,034	7,944,143	7,562,160
Adjusted basic earnings per share (Non-GAAP)	$0.94	$0.68	$2.56	$2.12
Adjusted diluted earnings per share (Non-GAAP)	$0.93	$0.68	$2.54	$2.12

As of September 30, 2024, total assets were $2.7 billion, an increase of $149.3 million compared to December 31, 2023. The growth is primarily attributed to an increase in core loans of $74.2 million and loans to other financial institutions of $19.1 million and an increase in cash and due from banks of $90.5 million compared to December 31, 2023. This growth was partially offset by a $33.1 million reduction in securities during the same time period. ChoiceOne has actively managed its balance sheet to support organic loan growth, strategically shifting from lower-yielding assets to higher-yielding loans. This is reflected in the loan growth observed during the nine months ended September 30, 2024.

Deposits, excluding brokered deposits, increased $102.1 million or an annualized 19.5% in the third quarter of 2024 and $103.0 million or 4.9% compared to December 31, 2023. The increase in deposits in the third quarter was driven by public funds including schools and townships which historically increase in the third quarter of each year due to the timing of tax collection. The increase in deposits compared to December 31, 2023 is a combination of new business and recapture of deposit losses from the prior year. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program (“BTFP”), and FHLB advances to ensure ample liquidity. At September 30, 2024, total available borrowing capacity secured by pledged assets was $780.6 million. ChoiceOne can increase its capacity by utilizing unsecured federal fund lines and pledging additional assets, if necessary. Uninsured deposits totaled $863.3 million or 39.1% of deposits at September 30, 2024.

ChoiceOne's cost of deposits to average total deposits has declined since peaking in the first quarter of 2024 due to positive cash flow from pay-fixed interest rate swaps, hedged against deposits, decreasing deposit expenses. In addition, the Federal Reserve decreased the federal funds rate by 50 basis points in September 2024 and signaled potential further rate drops in the future. The cost of deposits to average total deposits has increased slightly to an annualized 1.53% in the third quarter of 2024 compared to an annualized 1.36% in the third quarter of 2023. Due to hedge instruments we have in place, our balance sheet is asset sensitive. If rates decline, we expect to see slight declines in deposit costs; however these declines will be muted by the decrease in cash flows from pay-fixed interest rate swaps collected. Interest expense on borrowings for the three and nine months ended September 30, 2024 increased $239,000 and $3.4 million, respectively, compared to the same periods in the prior year, due to increases in borrowing amounts and interest rates. Borrowings include $170 million from the BTFP and $40 million of FHLB borrowings at a weighted average fixed rate of 4.7%, with the earliest maturity in January 2025. Total cost of funds increased to an annualized 1.87% in the third quarter of 2024 compared to an annualized 1.70% in the third quarter of 2023.

The annualized return on average assets and annualized return on average shareholders’ equity were 1.09% and 12.36%, respectively, for the third quarter of 2024, compared to an annualized 0.80% and an annualized 11.31%, respectively, for the same period in 2023. The annualized return on average assets and annualized return on average shareholders’ equity were 0.98% and 12.00%, respectively, for the first nine months of 2024, compared to 0.87% and 12.26%, respectively, for the same period in 2023.

Dividends

Cash dividends of $2.4 million or $0.27 per share were declared in the third quarter of 2024, compared to $2.0 million or $0.26 per share in the third quarter of 2023. Cash dividends declared in the first nine months of 2024 were $6.5 million or $0.81 per share, compared to $5.9 million or $0.78 per share in the same period during the prior year. The cash dividend payout percentage was 33.2% for the first nine months of 2024, compared to 36.8% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and nine months ended September 30, 2024 and 2023. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,460,033	$23,262	6.34%	$1,278,421	$17,779	5.52%
Taxable securities (2)	681,578	5,563	3.25	741,287	5,345	2.86
Nontaxable securities (1)	289,335	1,775	2.44	294,498	1,797	2.42
Other	108,019	1,473	5.43	128,704	1,766	5.44
Interest-earning assets	2,538,965	32,073	5.03	2,442,910	26,687	4.33
Noninterest-earning assets	146,225			125,330
Total assets	$2,685,190			$2,568,240

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$916,459	$3,111	1.35%	$856,485	$2,885	1.34%
Savings deposits	329,613	728	0.88	357,687	462	0.51
Certificates of deposit	388,183	4,296	4.40	336,419	3,308	3.90
Brokered deposit	17,227	227	5.25	44,868	582	5.15
Borrowings	210,000	2,508	4.75	181,739	2,171	4.74
Subordinated debentures	35,658	413	4.61	35,413	413	4.62
Other	11,756	159	5.37	20,480	257	4.97
Interest-bearing liabilities	1,908,896	11,442	2.38	1,833,091	10,078	2.18
Demand deposits	519,511			540,497
Other noninterest-bearing liabilities	18,908			13,433
Total liabilities	2,447,315			2,387,021
Shareholders' equity	237,875			181,219
Total liabilities and shareholders' equity	$2,685,190			$2,568,240

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$20,631			$16,609

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.23%			2.70%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$20,631			$16,609
Adjustment for taxable equivalent interest		(383)			(383)
Net interest income (GAAP)		$20,248			$16,226
Net interest margin (GAAP)			3.17%			2.64%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $2.2 million and $1.9 million in the third quarter of 2024 and 2023, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $275,000 and $362,000 in the third quarter of 2024 and 2023, respectively.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$1,436,277	$66,051	6.14%	$1,233,463	$48,655	5.26%
Taxable securities (2)	695,984	16,382	3.14	753,490	15,637	2.77
Nontaxable securities (1)	290,404	5,347	2.46	296,453	5,372	2.42
Other	84,209	3,451	5.47	63,478	2,514	5.28
Interest-earning assets	2,506,874	91,231	4.86	2,346,884	72,178	4.10
Noninterest-earning assets	143,570			114,474
Total assets	$2,650,444			$2,461,358

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$892,174	$9,609	1.44%	$848,964	$6,362	1.00%
Savings deposits	333,707	2,019	0.81	378,939	1,080	0.38
Certificates of deposit	385,823	12,742	4.41	290,136	6,813	3.13
Brokered deposit	29,347	1,095	4.98	35,887	1,315	4.89
Borrowings	211,606	7,511	4.74	130,133	4,597	4.71
Subordinated debentures	35,597	1,237	4.64	35,352	1,222	4.61
Other	18,835	760	5.39	7,934	302	5.07
Interest-bearing liabilities	1,907,089	34,973	2.45	1,727,345	21,691	1.67
Demand deposits	514,019			546,983
Other noninterest-bearing liabilities	11,946			13,392
Total liabilities	2,433,054			2,287,720
Shareholders' equity	217,390			173,638
Total liabilities and shareholders' equity	$2,650,444			$2,461,358

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$56,258			$50,487

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.00%			2.87%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$56,258			$50,487
Adjustment for taxable equivalent interest		(1,165)			(1,158)
Net interest income (GAAP)		$55,093			$49,329
Net interest margin (GAAP)			2.94%			2.80%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $2.1 million and $1.5 million in the first nine months of 2024 and 2023, respectively.
(5)
Interest on loans included net origination fees and accretion income related to acquired loans. Accretion income related to acquired loans was $944,000 and $1.4 million in the first nine months of 2024 and 2023, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2024 Over 2023
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$5,483	$2,683	$2,800
Taxable securities	218	(2,060)	2,278
Nontaxable securities (2)	(22)	(95)	73
Other	(293)	(288)	(5)
Net change in interest income	5,386	240	5,146

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	226	203	23
Savings deposits	266	(232)	498
Certificates of deposit	988	538	450
Brokered deposit	(355)	(428)	73
Borrowings	337	332	5
Subordinated debentures	0	6	(6)
Other	(98)	(221)	123
Net change in interest expense	1,364	198	1,166
Net change in tax-equivalent net interest income	$4,022	$42	$3,980

	Nine Months Ended September 30,
(Dollars in thousands)	2024 Over 2023
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$17,396	$9,853	$7,543
Taxable securities	745	(1,497)	2,242
Nontaxable securities (2)	(25)	(125)	100
Other	937	864	73
Net change in interest income	19,053	9,095	9,958

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	3,247	435	2,812
Savings deposits	939	(185)	1,124
Certificates of deposit	5,929	3,070	2,859
Brokered deposit	(220)	(251)	31
Borrowings	2,914	2,891	23
Subordinated debentures	15	9	6
Other	458	443	15
Net change in interest expense	13,282	6,412	6,870
Net change in tax-equivalent net interest income	$5,771	$2,683	$3,088

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

Net Interest Income

Tax-equivalent net interest income increased $4.0 million and $5.8 million in the three and nine months ended September 30, 2024, compared to the same periods in 2023. The primary factor contributing to the increase in interest income was the higher interest rates on new loans and the impact of fixed rate swaps (see note 8). Tax equivalent net interest margin increased 53 basis points and 13 basis points in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023. GAAP based net interest margin increased 53 basis points and 14 basis points in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Cost of deposits	1.53%	1.36%	1.58%	0.99%
Cost of funds	1.87%	1.70%	1.93%	1.27%

ChoiceOne has experienced loan growth, leading to an increase in interest income from loans of $5.5 million and $17.4 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. Average loans grew $181.6 million and $202.8 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. In addition, the average rate earned on loans increased 82 basis points and 88 basis points in the three and nine months ended September 30, 2024, respectively, compared to the same period in the prior year. Interest income on loans for the three and nine months ended September 30, 2024 increased by $673,000 and $1.3 million, respectively, compared to the same periods in 2023, due to amortization expense related to the March 2023 sale of the pay floating swap derivative and a decline in accretion income related to acquired loans of $87,000 and $333,000, respectively.

The average balance of total securities decreased $64.9 million and $63.6 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. The decrease is due to paydowns and a decline in the fair value of available for sale securities. The average rate earned on securities increased 25 basis points and 27 basis points for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. Interest income on securities increased by $196,000 and $719,000 for the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year.

Interest expense increased $1.4 million in the three months ended September 30, 2024 and increased $13.3 million in the nine months ended September 30, 2024, compared to the same periods in the prior year. The average rate paid on interest bearing-demand deposits and savings deposits increased 13 basis points and 46 basis points in the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year. This was partly due to an increase in the average balance of interest bearing-demand deposits and savings deposits of $31.9 million for the three months ended September 30, 2024 and offset by the decline in the average balance of interest bearing-demand deposits and savings deposits of $2.0 million for the nine months ended September 30, 2024, compared to the same time periods in the prior year. The increase in the average balance of certificates of deposit of $51.8 million and $95.7 million in the three and nine months ended September 30, 2024, respectively, combined with a 50 basis point and 128 basis point increase in the rate paid on certificates of deposits in the three and nine months ended September 30, 2024, respectively, compared to the same periods in the prior year, led to an increase in interest expense of $988,000 and $5.9 million during the respective time periods.

In order to bolster liquidity, ChoiceOne borrowed a total of $170.0 million from the Bank Term Funding Program ("BTFP") during the second and fourth quarters of 2023 and held $6.6 million in brokered deposits and $40.0 million in FHLB advances on September 30, 2024. The net effect of these additional borrowed funds and brokered deposits was neutral to interest expense for the three months ended September 30, 2024 and an increase in interest expense of $2.7 million for the nine months ended September 30, 2024, compared to the same periods in 2023.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was flat in the third quarter of 2024 and the nine months ended September 30, 2024, compared to the same periods in the prior year.

Provision and Allowance for Credit Losses

The allowance for credit losses ("ACL") consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. Management's adjustment for current and forecasted factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, the experience and ability of lending staff, and a reasonable and supportable economic forecast described further below.

The determination of our loss factors is based, in part, upon benchmark peer loss history adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. ChoiceOne's lookback period of benchmark peer net charge-off history was from January 1, 2004 through December 31, 2019 for this analysis.

Loans individually evaluated for credit losses increased by $656,000 to $2.7 million during the first nine months of 2024, and the ACL related to these individually evaluated loans increased by $28,000 during the same period.

Nonperforming loans, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), remained low at $2.9 million as of September 30, 2024, compared to $1.9 million as of December 31, 2023, and $1.8 million as of September 30, 2023. The ACL was 1.10% of total loans, excluding loans held for sale, at September 30, 2024, compared to 1.11% on December 31, 2023, and 1.14% on September 30, 2023. The liability for expected credit losses on unfunded loans and other commitments was $1.5 million on September 30, 2024, compared to $2.2 million on December 31, 2023, and $2.7 million on September 30, 2023.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2024 and 2023 were as follows:

(Dollars in thousands)	2024		2023
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$-	$-	$-	$-
Commercial and industrial	1	13	73	57
Consumer	616	321	432	208
Commercial real estate	-	-	-	13
Construction real estate	-	-	-	-
Residential real estate	23	11	27	10
	$640	$345	$532	$288

Net charge-offs were $295,000 during the first nine months of 2024, compared to net charge-offs of $244,000 during the same period in 2023. Net charge-offs for checking accounts during the first nine months of 2024 were $155,000 or an annualized $206,000 compared to $178,000 or an annualized $238,000 for the same period in the prior year. Annualized net loan charge-offs as a percentage of average loans were 0.02% for the third quarter of 2024 compared to 0.05% for the same period in the prior year.

The provision for credit losses on loans was $1.1 million during the first nine months of 2024, compared to $332,000 in the same period in the prior year. The provision expense was deemed necessary due to growth in total loans held for investment of $93.3 million during the first nine months of 2024 and minor deteriorations in the forecast used in ChoiceOne's CECL model.

The loan provision expense was offset by the decrease in unfunded commitments provision expense of $675,000 in the first nine months of 2024, due to changes in mix, historical average funding rate declines, and a decline in balance. Total unfunded commitments decreased $28.7 million in the first nine months of 2024 compared to December 31, 2023.

Net provision for credit losses was $425,000 for the third quarter and first nine months of 2024.

Noninterest Income

Noninterest income increased $1.2 million and $2.1 million in the three and nine months ended September 30, 2024, compared to the same periods in the prior year. The increase was largely due to an increase in customer service charges of $391,000 and $920,000 in the three and nine months ended September 30, 2024 and changes in the market value of equity securities in the three and nine months ended September 30, 2024, compared to the same periods in the prior year. Equity securities include community bank stocks and CRA focused bond mutual funds. In addition, ChoiceOne recognized earnings on a bank owned life insurance death benefit claim in the amount of $196,000 during the first quarter of 2024.

Noninterest Expense

Noninterest expense increased by $1.7 million or 12.3% and $2.1 million or 5.0% in the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increase in total noninterest expense was due in part to merger related expenses of $645,000 during the third quarter 2024 compared to $0 in the prior year. Additionally, there was an increase to employee health insurance and other benefit costs, and an increase to FDIC insurance and other costs related to inflationary pressures. The year to date increase in costs were offset by a decline in occupancy and equipment related to two branch closures during the first quarter of 2024. Management continues to seek out ways to manage costs, but also recognizes the value of investing in innovation and attracting the best talent in our industry to compete effectively in our markets.

Income Tax Expense

Income tax expense was $1.9 million and $4.7 million in the three and nine months ended September 30, 2024, respectively, compared to $1.1 million and $3.2 million for the same periods in 2023. The effective tax rate was 20.8% and 19.4% for the three and nine months ended September 30, 2024, respectively, compared to 17.4% and 16.5% for the same periods in 2023. During the first nine months of 2024, disallowed interest expense and non deductible merger expenses increased compared to the same period in 2023.

FINANCIAL CONDITION

At September 30, 2024, ChoiceOne had consolidated total assets of $2.7 billion, net loans of $1.5 billion, total deposits of $2.2 billion and total shareholders' equity of $247.7 million.

Securities

Total available for sale securities on September 30, 2024 were $497.6 million compared to $514.6 million on December 31, 2023, with the decrease caused by $25.1 million of principal repayments, calls and maturities. The unrealized loss on securities available for sale declined by $17.0 million in the first nine months of 2024. Total held to maturity securities on September 30, 2024 were $392.0 million compared to $408.0 million on December 31, 2023. ChoiceOne's held to maturity securities declined during the first nine months of 2024 due to $16.0 million of principal repayments, calls and maturities.

At September 30, 2024, ChoiceOne had $107.7 million in unrealized losses on its investment securities, including $61.4 million in unrealized losses on available for sale securities, $46.1 million in unrealized losses on held to maturity securities, and $214,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

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

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $6.8 million as of September 30, 2024. As of December 31, 2023, equity securities included a MMP of $1.0 million and common stock of $6.5 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		September 30, 2024		December 31, 2023
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$61,260	4.1%	$112,877	8.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B	372,401	24.8%	347,036	24.6%
Multifamily Loans	1D	84,480	5.6%	56,563	4.0%
Owner Occupied CRE Loans	1E1	303,650	20.2%	281,515	20.0%
Non-Owner Occupied CRE Loans	1E2	373,562	24.8%	298,265	21.1%
Commercial & Industrial Loans	2A2, 4A	219,110	14.5%	219,849	15.6%
Farm & Agriculture Loans	1B, 3	47,852	3.2%	46,515	3.3%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	41,635	2.8%	48,033	3.4%

Total Loans		$1,503,950		$1,410,653

Average loan balances increased to $1.46 billion in the third quarter of 2024 compared to $1.36 billion in the fourth quarter of 2023 and $1.28 billion in the third quarter of 2023. Core loans grew organically by $74.2 million or 7.1% on an annualized basis during the first nine months of 2024. Loan growth during the first nine months of 2024 was concentrated in Non-Owner Occupied CRE loans, which grew by $75.3 million. ChoiceOne also saw healthy growth in Multifamily Loans, which grew by $27.9 million, 1-4 Family loans which grew $25.4 million, and Owner Occupied CRE, which grew by $22.1 million. The growth in 1-4 Family loans was largely related to growth in loans to other financial institutions which were $38.5 million as of September 30, 2024, compared to $19.4 million as of December 31, 2023. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and the interest rate fluctuates with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment. Loan interest including fee income increased $5.5 million and $17.4 million in the three and nine months ended September 30, 2024, respectively, compared to the same time periods in the prior year.

During the first nine months of 2024 and 2023, ChoiceOne recorded accretion income related to acquired loans in the amount of $944,000 and $1.3 million, respectively. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $1.6 million as of September 30, 2024.

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

ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of June 30, 2024 ("the measurement date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2029 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the measurement date was greater than its book value and impairment of goodwill was not required. No material changes and no triggering events have occurred that indicated impairment from the measurement date through September 30, 2024.

Deposits and Borrowings

Deposits, excluding brokered deposits, increased $102.1 million or an annualized 19.5% in the third quarter of 2024 and $103.0 million or 4.9% compared to December 31, 2023. The increase in deposits in the third quarter was driven by public funds including schools and townships which historically increase in the third quarter of each year due to the timing of tax collection. The increase in deposits compared to December 31, 2023 is a combination of new business and recapture of deposit losses from the prior year. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits, the Bank Term Funding Program (“BTFP”), and FHLB advances to ensure ample liquidity.

Uninsured deposits totaled $863.3 million or 39.1% of deposits on September 30, 2024 compared to $769.7 million, or 36.3% of total deposits at December 31, 2023. At September 30, 2024, total available borrowing capacity from all sources was $780.6 million. ChoiceOne can increase its capacity by utilizing unsecured federal fund lines and pledging additional assets, if necessary.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $3.5 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the merger mark-to-market adjustment.

At September 30, 2024, ChoiceOne has borrowed $170 million from the BTFP. This program provides a 1-year term at a fixed rate with the ability to prepay at any time without penalty. The interest rate on the BTFP borrowings as of September 30, 2024 was 4.76% and fixed through January of 2025. Collateral pledged is U.S. Treasuries, agency debt and mortgage-backed securities valued at par. At September 30, 2024, ChoiceOne had $40 million of borrowings from the FHLB with a weighted average rate of 4.58% with maturities through 2026. Total cost of funds increased to an annualized 1.87% in the third quarter of 2024 compared to an annualized 1.70% in the third quarter of 2023.

Shareholders' Equity

Shareholders’ equity totaled $247.7 million as of September 30, 2024, up from $195.6 million as of December 31, 2023, due in large part to the $34.5 million in aggregate gross proceeds (before deducting discounts and estimated offering expenses) received in the Common Stock Offering. The additional increase is due to retained earnings and an improvement in accumulated other compressive loss (AOCI) of $6.1 million compared to December 31, 2023. The improvement in AOCI, is due to both the shortening duration and maturing (paydowns) of the securities portfolio, offset by the change in unrealized gain of the pay-fixed swap derivatives. ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 13.1% as of September 30, 2024, compared to 12.4% on December 31, 2023.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. On September 30, 2024, ChoiceOne had pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $4.4 million and an average remaining contract length of 7 to 8 years. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale. Included in the total is $200.0 million of forward starting pay-fixed, receive floating interest rate swaps used to hedge interest bearing liabilities. These forward starting swaps pay a fixed coupon of 2.75% while receiving SOFR. Settlements from these swaps amounted to $1.3 million for the third quarter of 2024 and were a contributing factor to the increase in net interest margin during the third quarter of 2024. Fully tax equivalent net interest margin excluding the swaps was 39 basis points lower than tax equivalent net interest margin reported for the third quarter of 2024. In addition to the pay-fixed interest rate swaps, ChoiceOne also employs back-to-back swaps on a commercial loans, with the impact reflected in interest income.

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

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$282,672	15.0%	$151,003	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	231,996	12.3	84,939	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	236,496	12.5	113,252	6.0	N/A	N/A
Tier 1 capital (to average assets)	236,496	9.0	105,102	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$246,322	13.1%	$150,889	8.0%	$188,611	10.0%
Common equity Tier 1 capital (to risk weighted assets)	232,370	12.3	84,875	4.5	122,597	6.5
Tier 1 capital (to risk weighted assets)	232,370	12.3	113,166	6.0	150,889	8.0
Tier 1 capital (to average assets)	232,370	8.9	105,023	4.0	131,279	5.0

December 31, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$233,840	13.0%	$144,441	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	185,412	10.3	81,248	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	189,912	10.5	108,331	6.0	N/A	N/A
Tier 1 capital (to average assets)	189,912	7.5	101,337	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$224,095	12.4%	$144,274	8.0%	$180,342	10.0%
Common equity Tier 1 capital (to risk weighted assets)	212,283	11.8	81,154	4.5	117,223	6.5
Tier 1 capital (to risk weighted assets)	212,283	11.8	108,205	6.0	144,274	8.0
Tier 1 capital (to average assets)	212,283	8.4	101,244	4.0	126,555	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2024 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $25.0 million for the nine months ended September 30, 2024 compared to $57.3 million in the same period in 2023. The change was due to the change in proceeds from loan sales and other liabilities, partially offset by other assets in the nine months ended September 30, 2024 compared to the same period in 2023. Net cash used in investing activities was $56.3 million for the nine months ended September 30, 2024 compared to $96.1 million used in the same period in 2023. The change was due to a decrease in net loan originations that led to cash used of $94.1 million in the first nine months of 2024 compared to $120.3 million used in the same period during the prior year. Net maturities, payments and calls of available for sale and held to maturity securities was $41.8 million for the nine months ended September 30, 2024 compared to $32.2 million in the same period in 2023. Net cash provided by financing activities was $122.2 million for the nine months ended September 30, 2024, compared to $139.5 million in the same period in the prior year. ChoiceOne had $86.2 million in deposit growth in the first nine months of 2024 compared to a decrease of $15.2 million in the same period in 2023. ChoiceOne also increased borrowing by $10.0 million in the first nine months of 2024 compared to an increase of $130.0 million in the same period during the prior year.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $170.0 million in outstanding borrowings from the BTFP as of September 30, 2024. ChoiceOne had $40.0 million in outstanding borrowings at the FHLB as of September 30, 2024. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At September 30, 2024, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $780.6 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in the first nine months of 2024, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2024. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the nine months ended September 30, 2024 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2023 and Item 1A, “Risk Factors,” in ChoiceOne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2024.

There were no issuer purchases of equity securities during the third quarter of 2024.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 8, 2024	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2024	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)