Form 10-K
period 2024-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2025-03-11
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

Commission File Number: 000-39209

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2024, the aggregate market value of common stock held by non-affiliates of the Registrant was $198.6 million. This amount is based on an average bid price of $28.65 per share for the Registrant's stock as of such date.

As of February 28, 2025, the Registrant had 8,968,784 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 21, 2025, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

General

ChoiceOne Financial Services, Inc. (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, Valley Ridge Financial Corp., a one-bank holding company for Valley Ridge Bank (“VRB”), merged with and into the Company. In December 2006, VRB was consolidated into ChoiceOne Bank. Effective October 1, 2019, County Bank Corp. ("County"), a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company. Lakestone was consolidated into ChoiceOne Bank in May 2020. On July 1, 2020, Community Shores Bank Corporation ("Community Shores"), a one bank holding company for Community Shores Bank, merged with and into the Company. Community Shores Bank was consolidated into ChoiceOne Bank in October 2020. ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). On July 18, 2023, the Company organized 109 Technologies, LLC as a wholly owned subsidiary of the Company with the intent to own intellectual property for a fintech product licensed to third party banks and bank holding companies. Effective March 1, 2025, Fentura Financial, Inc., a one bank holding company for The State Bank, merged with and into the Company.

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

The Bank’s primary market areas lie within Kent, Muskegon, Newaygo, and Ottawa counties in western Michigan, and Lapeer, Macomb, and St. Clair counties in southeastern Michigan in the communities where the Bank's respective offices are located. The Bank serves these markets through 29 full-service offices and five loan production offices. The Company and the Bank have no foreign assets or income.

At December 31, 2024, the Company had consolidated total assets of $2.7 billion, net loans of $1.5 billion, total deposits excluding brokered deposits of $2.2 billion and total shareholders' equity of $260.4 million. For the year ended December 31, 2024, the Company recognized consolidated net income of $26.7 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 64%, 60%, and 59% of total revenues in 2024, 2023, and 2022, respectively. Interest on securities accounted for 19%, 24%, and 24% of total revenues in 2024, 2023, and 2022, respectively. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes included in Item 8 of this report.

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

In order for the Company to maintain financial holding company status, the Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Bank was categorized as "well-capitalized" and "well-managed" as of December 31, 2024.

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

Employees

As of February 28, 2025, the Company, on a consolidated basis, employed 392 employees, of which 336 were full-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Available Information

Our internet address is www.choiceone.bank. We make available free of charge through this website our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after filing or furnishing such reports with the Securities and Exchange Commission. The information on our website address is not incorporated by reference into this report, and the information on the website is not part of this report.

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

The Company did not hold investment securities from any one issuer at December 31, 2024, that were greater than 10% of the Company's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities available for sale and amortized cost for held to maturity securities as of December 31, 2024, a schedule of maturities of securities as of December 31, 2024, and the weighted average yields of securities as of December 31, 2024. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2024

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	-	80,502	-	-	80,502
State and municipal	1,248	16,732	74,306	135,950	228,236
Corporate	-	-	212	-	212
Asset-backed securities	-	6,702	2,495	-	9,197
Total debt securities	1,248	103,936	77,013	135,950	318,147

Mortgage-backed securities	3,420	81,629	63,212	12,709	160,970
Total Available for Sale	$4,668	$185,565	$140,225	$148,659	$479,117

	Available for Sale weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	-%	-%	-%	-%
U.S. Treasury notes and bonds	-	1.16	-	-	1.16
State and municipal	2.68	2.63	2.46	2.51	2.51
Corporate	-	-	3.75	-	3.75
Asset-backed securities	-	5.31	5.42	-	5.34
Mortgage-backed securities	3.60	3.30	2.46	2.03	2.87

Security yields are shown before the impact of interest rate swaps. ChoiceOne holds pay fixed, receive variable swaps with a notional value of $201.0 million which effect the interest earned on securities. Further details can be found in Note 8 - Derivatives and Hedging Activities.

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2024

U.S. Government and federal agency	$-	$2,978	$-	$-	$2,978
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	2,517	19,999	102,635	71,359	196,510
Corporate	-	-	20,495	-	20,495
Asset-backed securities	228	-	-	-	228
Total debt securities	2,745	22,977	123,130	71,359	220,211

Mortgage-backed securities	5,300	72,804	96,219	-	174,323
Total Held to Maturity	$8,045	$95,781	$219,349	$71,359	$394,534

	Held to Maturity weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	1.61%	-%	-%	1.61%
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	3.53	1.99	2.09	2.48	2.24
Corporate	-	-	4.09	-	4.09
Asset-backed securities	1.10	-	-	-	1.10
Mortgage-backed securities	5.03	3.21	2.24	-	2.73

Weighted average yields are calculated based on the fair value of securities available for sale and amortized cost of securities held to maturity which are denoted in the table above. Weighted average yields for tax-exempt securities is computed on a fully tax-equivalent basis at an incremental tax rate of 21% for 2024.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans as of December 31, 2024. Loans are also classified according to the sensitivity to changes in interest rates as of December 31, 2024. Note maturity dates are different than repricing dates used on call report.

(Dollars in thousands)	In one year	After one year	After five years	After fifteen
	or less	through five years	through fifteen years	years	Total

Agricultural	$13,774	$16,839	$14,617	$2,991	$48,221
Commercial and industrial	67,117	100,873	59,173	1,093	228,256
Commercial real estate	104,382	579,873	207,700	9,175	901,130
Construction real estate	16,156	363	-	523	17,042
Consumer	1,354	16,971	8,980	2,107	29,412
Residential real estate	1,325	12,939	117,188	150,249	281,701
Loans to other financial institutions	39,878	-	-	-	39,878
Totals	$243,986	$727,858	$407,658	$166,138	$1,545,640

(Dollars in thousands)	Fixed or	Floating or
	predetermined rates	variable rates	Total
Loans maturing after one year:
Agricultural	$33,260	$1,187	$34,447
Commercial and industrial	122,686	38,453	161,139
Commercial real estate	593,322	203,426	796,748
Construction real estate	886	-	886
Consumer	27,591	467	28,058
Residential real estate	134,340	146,036	280,376
Loans to other financial institutions	-	-	-
Totals	$912,085	$389,569	$1,301,654

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

The following table reflects the composition of our allowance for credit losses, non-accrual loans, and nonperforming loans as a percentage of total loans represented by each class of loans as of the dates indicated:

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Loans to other financial institutions	Totals
Loans
December 31, 2024	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878	$1,545,640

Allowance for credit losses year ended December 31, 2024	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Allowance as a percentage of loan category	0.19%	0.99%	2.49%	1.05%	0.35%	1.38%	0.15%	1.07%

Nonaccrual loans year ended December 31, 2024	$-	$-	$8	$-	$229	$3,467	$-	$3,704
Nonaccrual as a percentage of loan category	0.00%	0.00%	0.03%	0.00%	1.34%	1.23%	0.00%	0.24%

Allowance as a percentage of nonaccrual loans	NA	NA	9162.50%	NA	25.76%	112.20%	NA	446.87%

Nonperforming loans year ended December 31, 2024	$-	$-	$8	$-	$229	$3,467	$-	$3,704
Nonperforming loans as a percentage of loan category	0.00%	0.00%	0.03%	0.00%	1.34%	1.23%	0.00%	0.24%

Net deposit charge-offs during the year ended December 31, 2024	$-	$-	$(237)	$-	$-	$-	$-	$(237)
Net loan charge-offs during the year ended December 31, 2024	$-	$8	$(189)	$-	$-	$(15)	$-	$(196)
Net charge-offs during the year ended December 31, 2024	$-	$8	$(426)	$-	$-	$(15)	$-	$(433)
Net charge-offs during the year to average loans outstanding	0.00%	0.00%	-0.03%	0.00%	0.00%	0.00%	0.00%	-0.03%

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Loans to other financial institutions	Totals
Loans
December 31, 2023	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400	$1,410,653

Allowance for loan losses year ended December 31, 2023	$94	$2,216	$823	$8,820	$58	$3,644	$30	$15,685
Allowance as a percentage of loan category	0.19%	0.96%	2.25%	1.12%	0.28%	1.36%	0.15%	1.11%

Nonaccrual loans year ended December 31, 2023	$-	$1	$-	$-	$-	$1,722	$-	$1,723
Nonaccrual as a percentage of loan category	0.00%	0.00%	0.00%	0.00%	0.00%	0.64%	0.00%	0.12%

Allowance as a percentage of nonaccrual loans	NA	NA	NA	NA	NA	211.61%	NA	910.33%

Nonperforming loans year ended December 31, 2023		$61	$-	$-	$-	$1,851	$-	$1,912
Nonperforming loans as a percentage of loan category	0.00%	0.03%	0.00%	0.00%	0.00%	0.69%	0.00%	0.14%

Net deposit charge-offs during the year ended December 31, 2023	$-	$-	$(226)	$-	$-	$-	$-	$(226)
Net loan charge-offs during the year ended December 31, 2023	$-	$(92)	$(45)	$13	$-	$(14)	$-	$(138)
Net charge-offs during the year ended December 31, 2023	$-	$(92)	$(271)	$13	$-	$(14)	$-	$(364)
Net charge-offs during the year to average loans outstanding	0.00%	-0.01%	-0.02%	0.00%	0.00%	0.00%	0.00%	-0.03%

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

The following schedule presents an allocation of the allowance for credit losses to the various loan categories as of the years ended December 31:

	2024	2023	2022
Agricultural	$90	$94	$144
Commercial and industrial	2,260	2,216	1,361
Commercial real estate	9,460	8,820	4,822
Construction real estate	59	58	63
Residential real estate	3,890	3,644	906
Consumer	733	823	310
Loans to other financial institutions	60	30	-
Unallocated	-	-	13
Total allowance for loan losses	$16,552	$15,685	$7,619

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2024		2023		2022
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$519,709	-%	$546,926	-%	$582,992	-%
Interest-bearing demand and money market deposits	896,060	1.45	852,927	1.18	902,090	0.39
Savings	334,310	0.85	370,074	0.43	452,542	0.16
Certificates of deposit	415,626	4.38	342,043	3.46	196,166	0.83
Total	$2,165,705	1.57%	$2,111,970	1.11%	$2,133,790	0.27%

Amount of time deposits in uninsured accounts as of December 31, 2024 (Dollars in thousands)
Maturing in less than 3 months	$66,016
Maturing in 3 to 6 months	65,320
Maturing in 6 to 12 months	74,396
Maturing in more than 12 months	4,791
Total uninsured time deposits	$210,523

At December 31, 2024, the aggregate balance of all deposits exceeding the FDIC insured limit of $250,000 for individual and $500,000 for joint accounts totaled $833.2 million, or 37.6% of total deposits, compared to $769.7 million, or 36.3% of total deposits and $823.2 million, or 38.9% of total deposits at December 31, 2023 and 2022, respectively. Certificate of Deposit Account Registry Service ("CDARs") and Insured Cash Sweep ("ICS") deposits are excluded from the above table as these deposits are 100% guaranteed.

Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $1.1 billion or 51.2% of total deposits at December 31, 2024.

At December 31, 2024, the Bank had no material foreign deposits.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2024	2023	2022
Return on assets (net income divided by average total assets)	1.00%	0.85%	1.00%
Return on equity (net income divided by average equity)	11.80%	12.00%	13.25%
Dividend payout ratio (dividends declared per share divided by net income per share)	33.72%	37.21%	32.06%
Equity to assets ratio (average equity divided by average total assets)	8.49%	7.11%	7.52%

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

The risk of nonpayment of loans is inherent in all lending activities and nonpayment of loans may have a material adverse effect on the Company’s earnings and overall financial condition, and the value of its common stock. The Company makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for credit losses based on a number of factors. If its assumptions are wrong, the allowance for credit losses may not be sufficient to cover losses, which could have an adverse effect on the Company’s operating results and may cause it to increase the allowance in the future. The actual amount of future provisions for credit losses cannot now be determined and may exceed the amounts of past provisions for credit losses. Federal and state banking regulators, as an integral part of their supervisory function, periodically review the allowance for credit losses. These regulatory agencies may require the Company to increase its allowance for credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from the Company’s judgments. Any increase in the allowance for credit losses could have a negative effect on the Company’s regulatory capital ratios, net income, financial condition and results of operations.

General economic conditions in the state of Michigan could have a material adverse effect on the Company’s results of operations or financial condition.

The Company is affected by general economic conditions in the United States, although most directly within Michigan. An economic downturn within Michigan caused by inflation, recession or a recessionary environment, trade tariffs, unemployment, changes in financial or capital markets or other factors, could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

We may be adversely affected by risks associated with future mergers and acquisitions, including execution risk, which could disrupt our business and dilute shareholder value.

We plan to grow our business both organically and through mergers and acquisitions. We periodically evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies. As a result, we may engage in discussions or negotiations that, if they were to result in a transaction, could have a material effect on our operating results and financial condition. Our merger and acquisition activities could be material and could require us to use a substantial amount of common stock, preferred stock, cash, other liquid assets, and/or incur debt. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from our merger and acquisition activities could have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2024, the Company had $116.6 million in unrealized losses on its investment securities, including $61.1 million in unrealized losses on available for sale securities and $55.5 in unrealized losses on held to maturity securities. If the Company were required to sell investment securities in an unrealized loss position to meet liquidity needs and realize losses, that could have a material adverse impact on its results of operations and financial condition, including a negative impact on net income and a permanent reduction in equity capital. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

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

A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2024, the Company had approximately $918.2 million of commercial and construction real estate loans outstanding, which represented approximately 59.4% of its loan portfolio. As of that same date, the Company had approximately $281.7 million in residential real estate loans outstanding, or approximately 18.2% of its loan portfolio. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers.

Commercial loans may expose the Company to greater financial and credit risk than other loans.

The Company’s commercial and industrial loan portfolio, including commercial mortgages, was approximately $228.3 million at December 31, 2024, comprising approximately 14.8% of its total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. Although we employ reasonably comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

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

In the course of its business, the Company may acquire, through foreclosure, properties securing loans that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, the Company might be required to remove these substances from the affected properties at the Company’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. The Company may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on the Company’s business, results of operations and financial condition.

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
Changes in inflation levels
•
Trade tariffs
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We face various cybersecurity threats, including unauthorized access, malware, ransomware, and phishing attacks. These threats could compromise the security of our information systems and the data we store and process. While we have experienced, and expect to continue to experience, cybersecurity threats, we have not experienced a material cybersecurity incident in the three year period ended December 31, 2024. The potential consequences of a material cybersecurity incident could include reputational damage, litigation with third parties, regulatory criticism or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

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

ChoiceOne recognizes the importance of cybersecurity and has established a comprehensive framework to assess and manage material risks from cybersecurity threats. The Company's cybersecurity risk management program is overseen by the Information Technology Committee, which is responsible for developing and implementing policies and procedures to protect the Company's information assets. Key members of ChoiceOne’s cybersecurity team include:

Chief Information Officer (“CIO”) has extensive experience in managing complex IT environments and mitigating cybersecurity risks. The CIO is responsible for overseeing cybersecurity and technology vendors, assessing risks in these areas, and ensuring the effective execution of the information security program.

Vice President of Network Security is a Certified Information System Security Professional (CISSP) with over 10 years of experience in managing IT and cybersecurity operations.

The cybersecurity team has several other members with expertise in network security, technology, and administration. The cybersecurity team meets regularly to review and assess the Company's cybersecurity posture, identify potential threats, and implement appropriate measures to mitigate risks. The committee also collaborates with external cybersecurity experts to stay informed about the latest threats and best practices in the industry.

Item 2. Properties

The Company’s headquarters are located at 109 East Division, Sparta, Michigan 49345. The headquarters location is owned by the Company and is not subject to any mortgage.

29 of the Company’s 35 locations are designed for use and operation as a bank branch office, are well maintained, and are suitable for current operations. The remaining six locations are comprised of loan production and wealth management offices. Offices generally range in size from 1,200 to 3,200 square feet, based on the location and number of employees located at the facility. All of our offices are owned by the Bank except for seven that are leased under various operating lease agreements. The Company’s management believes all offices are adequately covered by property insurance.

Item 3. Legal Proceedings

As of December 31, 2024, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS.

As of February 28, 2025, there were approximately 1,095 owners of record and approximately 2,200 beneficial owners of our common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2024 and 2023:

	2024	2023
First Quarter	$0.27	$0.26
Second Quarter	0.27	0.26
Third Quarter	0.27	0.26
Fourth Quarter	0.28	0.27
Total	$1.09	$1.05

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 21 – Regulatory Capital to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2025, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022, authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the plan was adopted. No shares were repurchased under this plan in 2024.

As of December 31, 2024, there were 375,388 shares remaining that may yet be repurchased under the plan. There was no stated expiration date.

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

We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Selected Financial Data

(Dollars in thousands, except per share data)
	2024	2023	2022
For the year
Net interest income	$74,442	$65,885	$67,314
Provision for credit losses, net	625	150	250
Noninterest income	17,995	14,906	14,072
Noninterest expense	58,723	55,074	53,478
Income before income taxes	33,089	25,567	27,658
Income tax expense	6,362	4,306	4,018
Net income	26,727	21,261	23,640
Cash dividends declared	9,012	7,910	7,578

Per share
Basic earnings	$3.27	$2.82	$3.15
Diluted earnings	3.25	2.82	3.15
Cash dividends declared	1.09	1.05	1.01
Shareholders' equity (at year end)	29.05	25.92	22.47

Average for the year
Securities	$981,454	$1,042,559	$1,094,559
Gross loans	1,456,434	1,265,261	1,104,030
Deposits	2,165,705	2,111,970	2,133,790
Borrowings	208,142	141,507	13,537
Subordinated debt	35,627	35,382	35,211
Shareholders' equity	226,547	177,201	178,415
Assets	2,668,556	2,493,840	2,373,374

At year end
Securities	$896,123	$939,576	$972,802
Gross loans	1,552,928	1,415,363	1,194,616
Deposits	2,214,103	2,122,055	2,118,003
Borrowings	175,000	200,000	50,000
Subordinated debt	35,752	35,507	35,262
Shareholders' equity	260,415	195,634	168,874
Assets	2,723,243	2,576,706	2,385,915

Selected financial ratios
Return on average assets	1.00%	0.85%	1.00%
Return on average shareholders' equity	11.80	12.00	13.25
Cash dividend payout as a percentage of net income	33.72	37.21	32.06
Shareholders' equity to assets (at year end)	9.56	7.59	7.08

RECENT EVENTS

ChoiceOne and Fentura Financial, Inc., the parent company of The State Bank, entered into a definitive merger agreement on July 25, 2024 pursuant to which ChoiceOne and Fentura would merge in an all-stock transaction (the “Merger”). The Merger was effective on March 1, 2025.

On July 26, 2024, ChoiceOne completed an underwritten public offering of 1,380,000 shares of its common stock at a price to the public of $25.00 per share.

RESULTS OF OPERATIONS

Summary

ChoiceOne's net income for 2024 was $26.7 million, compared to $21.3 million in 2023. Diluted earnings per share were $3.25 in the twelve months ended December 31, 2024, compared to $2.82 per share in the twelve months ended December 31, 2023. Net income adjusted for merger related expenses (non-GAAP) was $27.7 million for the twelve months ended December 31, 2024 with adjusted diluted earnings per share of $3.37.

ChoiceOne's asset mix has shifted from loans held for investment of 66.5% of deposits at December 31, 2023 to 69.8% of deposits at December 31, 2024. As of December 31, 2024, total assets were $2.7 billion, an increase of $146.5 million compared to December 31, 2023. The growth is primarily attributed to an increase in core loans of $114.5 million and loans to other financial institutions of $20.5 million. This growth was offset by a $48.9 million reduction in securities during the same time period. ChoiceOne has actively managed its balance sheet to support organic loan growth, strategically shifting from lower-yielding assets to higher-yielding loans. This is reflected in the loan growth experienced.

Deposits, excluding brokered deposits increased $79.0 million or 3.8% during 2024. The increase in deposits in the twelve months ended December 31, 2024 is a combination of new business and recapture of deposit losses from the prior year. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At December 31, 2024, total available borrowing capacity secured by pledged assets was $837.2 million. ChoiceOne can increase its capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $833.2 million or 37.6% of deposits at December 31, 2024.

ChoiceOne's cost of deposits to average total deposits has increased from 1.14% in 2023 to 1.58% in 2024. During 2023 ChoiceOne was able to lag many of the increases to the federal funds rate which increased 425 basis points in 2022 and another 100 basis points in 2023. ChoiceOne's cost of deposits to average total deposits peaked in the first quarter of 2024, and declined slightly in subsequent quarters due to the Federal Reserve decreasing the federal funds rate by 100 basis points in the last four months of 2024. If rates continue to decline, we expect to see further reductions in deposit costs; however, these reductions will be muted by the decrease in cash flows from pay-fixed interest rate swaps collected. Interest expense on borrowings for the twelve months ended December 31, 2024, increased $3.1 million compared to the same period in the prior year, due to increases in the average balance borrowed. During the fourth quarter of 2024, ChoiceOne paid down its advance from the Bank Term Funding Program and replaced it with $135.0 million of FHLB borrowings. This increased ChoiceOne's total borrowed balance at the FHLB to $175.0 million at a weighted average fixed rate of 4.5%, with the earliest maturity in January 2025.

The provision for credit losses expense on loans was $1.3 million in the full year 2024, due to the significant growth of core loans. Core loan growth was offset by slight improvements in the Federal Open Market Committee ("FOMC") forecast during the full year 2024. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.07% on December 31, 2024 compared to 1.11% on December 31, 2023. Asset quality continues to remain strong, with net loan charge-offs to average loans of 0.03% and nonperforming loans to total loans (excluding loans held for sale) of 0.24% as of December 31, 2024. Nonperforming loans have increased since the historic lows in 2023, but still remain at low levels and consist entirely of residential loans with strong collateral positions.

Noninterest Income

Noninterest income increased $3.1 million in the twelve months ended December 31, 2024, compared to the same period in the prior year. The increase was largely due to an increase in credit and debit card fees of $1.1 million in the full year 2024 compared to the full year 2023 and earnings on life insurance policies in the twelve months ended December 31, 2024, compared to the same period in the prior year. ChoiceOne recognized earnings on two bank owned life insurance death benefit claims for a total of $700,000 during 2024. ChoiceOne also saw an increase in the market value of equity securities in the full year 2024, compared to the prior year. Equity securities include community bank stocks and CRA focused bond mutual funds. ChoiceOne additionally saw an uptick in gains on sales of loans during the fourth quarter of 2024 due in part to participation in the FHLB Rate Advantage program which provides incentives to home buyers in the low to moderate income bracket.

Noninterest Expense

Noninterest expense increased by $3.6 million or 6.6% in the twelve months ended December 31, 2024 compared to the same period in 2023. The increase in total noninterest expense was due in part to merger related expenses of $1.0 million during the twelve months ended December 31, 2024, compared to $0 in the same period in the prior year. Additionally, there was an increase to employee health insurance and other benefit costs, and an increase to FDIC insurance and other costs related to the inflationary environment. The increase in costs was offset by a decline in occupancy and equipment cost related to two branch closures during the first quarter of 2024. ChoiceOne seeks to strategically manage costs while still making thoughtful investments in order to maintain our competitive edge and deliver exceptional value to our customers, shareholders, and communities.

Dividends

Cash dividends of $9.0 million or $1.09 per common share were declared in 2024 compared to $7.9 million or $1.05 per common share in 2023. The dividend yield for ChoiceOne’s common stock was 3.06% as of the end of 2024, compared to 3.58% as of the end of 2023. The cash dividend payout as a percentage of net income was 33.7% as of December 31, 2024, compared to 37.2% as of December 31, 2023.

Income Taxes

Income tax expense was $2.1 million higher in 2024 than in 2023. The effective tax rate was 19.2% for the year ended December 31, 2024 compared to 16.8% for the same period in 2023. For 2024, income before income tax, disallowed interest expense (TEFRA) and nondeductible merger expenses increased compared to 2023. For further details, refer to Note 12 - Income Taxes of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the years ended December 31, 2024, 2023, and 2022. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.

	Year Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (3)(4)(5)(6)	$1,456,434	$89,645	6.16%	$1,265,261	$68,437	5.41%	$1,104,030	$52,861	4.79%
Taxable securities (2)(6)	691,562	21,228	3.07	747,006	21,169	2.83	779,915	15,583	2.00
Nontaxable securities (1)	289,892	7,089	2.45	295,553	7,106	2.40	314,644	7,790	2.48
Other	88,576	4,681	5.29	70,826	3,797	5.36	34,255	491	1.43
Interest-earning assets	2,526,464	122,643	4.85	2,378,646	100,509	4.23	2,232,844	76,725	3.44
Noninterest-earning assets	142,092			115,194			140,530
Total assets	$2,668,556			$2,493,840			$2,373,374

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$896,060	$12,997	1.45%	$852,927	$10,028	1.18%	$902,090	$3,514	0.39%
Savings deposits	334,310	2,828	0.85	370,074	1,609	0.43	452,542	711	0.16
Certificates of deposit	388,724	17,033	4.38	306,999	10,621	3.46	196,063	1,618	0.83
Brokered deposit	26,902	1,315	4.89	35,044	1,732	4.94	103	2	2.48
Borrowings	208,142	9,885	4.75	141,507	6,818	4.82	13,537	410	3.02
Subordinated debentures	35,627	1,642	4.61	35,382	1,636	4.62	35,211	1,491	4.23
Other	18,355	961	5.23	12,258	651	5.31	-	-	0.00
Interest-bearing liabilities	1,908,120	46,661	2.45	1,754,191	33,095	1.89	1,599,546	7,746	0.48
Demand deposits	519,709			546,926			582,992
Other noninterest-bearing liabilities	14,180			15,522			12,421
Total liabilities	2,442,009			2,316,639			2,194,959
Shareholders' equity	226,547			177,201			178,415
Total liabilities and shareholders' equity	$2,668,556			$2,493,840			$2,373,374

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$75,981			$67,415			$68,979

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.01%			2.83%			3.09%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$75,981			$67,415			$68,979
Adjustment for taxable equivalent interest		(1,539)			(1,530)			(1665)
Net interest income (GAAP)		$74,442			$65,885			$67,314
Net interest margin (GAAP)			2.95%			2.77%			3.01%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $2.3 million, $1.6 million, and $1.3 million for the year ended 2024, 2023, and 2022, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $1.2 million, $1.7 million, and $2.0 million for the full year 2024, 2023, and 2022, respectively.
(6)
Interest income for 2024 and 2023 was reduced by $1.1 million and $2.8 million, respectively, due to amortization expense related to the March 2023 sale of the pay floating swap derivative.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year Ended December 31,
(Dollars in thousands)	2024 Over 2023			2023 Over 2022
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$21,208	$11,095	$10,113	$15,576	$8,264	$7,312
Taxable securities	59	(1,645)	1,704	5,586	(682)	6,268
Nontaxable securities (2)	(17)	(144)	127	(684)	(455)	(229)
Other	884	938	(54)	3,306	925	2,381
Net change in interest income	$22,134	$10,244	$11,890	$23,784	$8,052	$15,732

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	$2,969	$537	$2,432	$6,514	$(202)	$6,716
Savings deposits	1,219	(169)	1,388	898	(152)	1,050
Certificates of deposit	6,412	3,205	3,207	9,003	1,364	7,639
Brokered deposit	(417)	(399)	(18)	1,730	1,725	5
Borrowings	3,067	3,169	(102)	6,408	6,029	379
Subordinated debentures	6	10	(4)	145	7	138
Other	310	319	(9)	651	651	-
Net change in interest expense	$13,566	$6,672	$6,894	$25,349	$9,422	$15,927
Net change in tax-equivalent net interest income	$8,568	$3,572	$4,996	$(1,565)	$(1,370)	$(195)

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
(2)
Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2024, 2023, and 2022.

Net Interest Income

GAAP based net interest income increased $8.6 million, and tax-equivalent net interest income increased $8.6 million, respectively, for the full year 2024, compared to the same period in 2023. GAAP based net interest margin increased 18 basis points, and tax equivalent net interest margin increased 18 basis points, respectively, in 2024 compared to 2023.

ChoiceOne has experienced substantial core loan growth from December 31, 2023 to December 31, 2024, leading to an increase in interest income from loans of $21.2 million in the twelve months ended December 31, 2024, compared to the same period in the prior year. Average core loans grew $191.2 million for the twelve months ended December 31, 2024, compared to the same period in the prior year. In addition, the average rate earned on loans increased 75 basis points for the twelve months ended December 31, 2024, compared to the same period in the prior year.

The average balance of total securities decreased $61.1 million in 2024, compared to the same period in 2023. The decrease was due to the paydowns, maturities, and redemptions during 2024. Interest income on securities remained flat in 2024 compared to 2023 despite the decline in average balance as the average rate earned on securities increased 17 basis points for the full year 2024, compared to the same period in the prior year.

Interest expense increased $13.6 million for the full year 2024, compared to the same period in the prior year. The average rate paid on interest bearing-demand deposits and savings deposits increased 33 basis points in the twelve months ended December 31, 2024, compared to the same period in the prior year. This was compounded by the increase in the average balance of interest bearing-demand deposits and savings deposits, of $7.4 million during 2024. The increase in the average balance of certificates of deposit of $81.7 million during 2024, combined with a 92 basis point increase in the rate paid on certificates of deposits during 2024, compared to the same period in the prior year, led to an increase in interest expense of $6.4 million during 2024.

During 2023, ChoiceOne was able to lag many of the increases to the federal funds rate which increased 425 basis points in 2022 and another 100 basis points in 2023. ChoiceOne's cost of deposits to average total deposits peaked in the first quarter of 2024, and has slightly declined in subsequent quarters due to the Federal Reserve decreasing the federal funds rate by 100 basis points in the last four months of 2024. If rates continue to decline, we expect to see further reductions in deposit costs; however, these reductions will be muted by the decrease in cash flows from pay-fixed interest rate swaps collected. ChoiceOne has been able to outpace the increased cost of deposits by increased loan originations at higher average interest rates.

ChoiceOne held $170.0 million in borrowings from the Bank Term Funding Program ("BTFP") during the first three quarters of 2024 and during the fourth quarter of 2024, ChoiceOne paid down its advance from the Bank Term Funding Program and replaced it with $135.0 million of FHLB borrowings. This increased the total borrowed balance at the FHLB to $175.0 million at a weighted average fixed rate of 4.5%. The net effect of these additional borrowed funds was an increase in interest expense of $3.1 million for the year ended December 31, 2024, compared to the same period in 2023.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities offering that were obtained as part of the merger with Community Shores. The average balance of subordinated debentures was relatively flat in 2024 compared to the same period in the prior year.

The following table presents the cost of deposits and the cost of funds for the years ended December 31, 2024, December 31, 2023, and December 31, 2022.

	Year Ended December 31,
	2024	2023	2022
Cost of deposits	1.58%	1.14%	0.27%
Cost of funds	1.92%	1.44%	0.35%

Provision and Allowance For Credit Losses

Table 3 – Provision and Allowance For Credit Losses

(Dollars in thousands)
	2024	2023	2022
Allowance for credit losses at beginning of year	$15,685	$7,619	$7,688
Cumulative effect of change in accounting principle	-	7,165	-
Charge-offs:
Agricultural	-	-	-
Commercial and industrial	7	158	177
Consumer	800	554	496
Commercial real estate	-	-
Construction real estate	-	-	-
Residential real estate	30	27	-
Total	837	739	673

Recoveries:
Agricultural	-	-	-
Commercial and industrial	15	66	143
Consumer	374	283	206
Commercial real estate	-	13	3
Construction real estate	-	-	-
Residential real estate	15	13	2
Total	404	375	354

Net charge-offs (recoveries)	433	364	319

Provision for credit losses	1,300	1,265	250

Allowance for credit losses at end of year	$16,552	$15,685	$7,619

Allowance for credit losses as a percentage of:
Total loans as of year end	1.07%	1.11%	0.64%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	447%	820%	286%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.03%	0.03%
Loan recoveries as a percentage of prior year's charge-offs	55%	56%	52%

Note: In the table above, "consumer" includes deposit account charge-offs and recoveries.

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

Loans individually evaluated for credit losses increased by $2.0 million to $4.1 million during the year ended December 31, 2024, and the ACL related to these individually evaluated loans increased by $108,000 during the same period largely due to the balance increase.

Nonperforming loans, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $1.9 million to $3.8 million at December 31, 2024, compared to a historically low balance on December 31, 2023. All non-performing loans are retail in nature. The ACL was 1.07% of total loans, excluding loans held for sale, at December 31, 2024, compared to 1.11% as of December 31, 2023. The liability for expected credit losses on unfunded loans and other commitments was $1.5 million on December 31, 2024, compared to $2.2 million as of December 31, 2023.

Net charge-offs were $433,000 during the full year 2024, compared to net charge-offs of $364,000 during the same period in 2023. Net charge-offs for checking accounts during the full year 2024 were $237,000 compared to $226,000 for the same period in the prior year. Net charge-offs as a percentage of average loans were 0.03% during the full year 2024 and 2023.

The provision for credit losses on loans was $1.3 million during the full year 2024 and 2023, due to core loan growth, which was partially offset by slight improvements in the Federal Open Market Committee ("FOMC") forecast during the full year 2024. The loan provision expense was offset by the decrease in unfunded commitments provision expense of $675,000 in the full year 2024 due to changes in mix and expected funding rates during the year. Total unfunded commitments decreased $15.9 million in the full year 2024 compared to December 31, 2023.

Net provision for credit losses was $625,000 for the full year 2024.

Financial Condition

Summary

Total assets grew $146.5 million in the twelve months ended December 31, 2024. Core loans grew $114.5 million or 8.2% and were offset by a decline in investment securities of $48.9 million. Deposits, excluding brokered deposits, increased by $79.0 million during 2024, while borrowings declined by $25.0 million. Deposit costs rose steadily in the first half of the year followed by a decline in the second half of the year which coincided with the decreases to the federal funds rate starting in September of 2024.

Securities

The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2024	2023
Equity securities	$7,782	$7,505

Available for Sale Securities at fair value
U.S. Government and federal agency	$-	$-
U.S. Treasury notes and bonds	80,502	80,194
State and municipal	228,236	234,682
Mortgage-backed	160,970	188,501
Corporate	212	204
Asset-backed securities	9,197	11,017
Total	$479,117	$514,598

Held to Maturity Securities at amortized cost
U.S. Government and federal agency	$2,978	$2,972
U.S. Treasury notes and bonds	-
State and municipal	196,510	196,098
Mortgage-backed	174,323	188,329
Corporate	20,495	20,013
Asset-backed securities	228	547
Total	$394,534	$407,959

Total investment securities declined $48.9 million from December 31, 2023 to December 31, 2024. ChoiceOne purchased $16.8 million of securities in 2024. Securities totaling $11.8 million were called or matured in 2024. ChoiceOne received principal payments for municipal and mortgage-backed securities totaling $48.0 million during 2024.

At December 31, 2024, the Company had $116.6 million in unrealized losses on its investment securities, including $61.1 million in unrealized losses on available for sale securities and $55.5 million in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

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

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $6.8 million as of December 31, 2024. As of December 31, 2023, equity securities included a MMP of $1.0 million and common stock of $6.5 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Loans

The Company’s loan portfolio by call report code was as follows:

		December 31, 2024		December 31, 2023
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	61,740	4.0%	112,877	8.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B	380,139	24.6%	347,036	24.6%
Multifamily Loans	1D	83,766	5.4%	56,563	4.0%
Owner Occupied CRE Loans	1E1	325,966	21.1%	281,515	20.0%
Non-Owner Occupied CRE Loans	1E2	387,102	25.0%	298,265	21.1%
Commercial & Industrial Loans	2A2, 4A	216,376	14.0%	219,849	15.6%
Farm & Agriculture Loans	1B, 3	48,246	3.1%	46,515	3.3%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	42,305	2.7%	48,033	3.4%

Total Loans		1,545,640		1,410,653

Average loan balances increased $191.2 million in the full year 2024 compared to the same period in 2023. Core loans grew organically by $114.5 million or 8.2% during 2024, with growth concentrated in Non-Owner Occupied CRE loans, which grew by $88.8 million, Owner Occupied CRE loans, which grew by $44.5 million, and 1-4 Family Loans, which grew by $33.1 million. The growth in 1-4 Family loans was largely related to growth in loans to other financial institutions which were $39.9 million as of December 31, 2024, compared to $19.4 million as of December 31, 2023. Loans to other financial institutions is comprised of a warehouse line of credit to facilitate mortgage loan originations and the interest rate fluctuates with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment; however, this balance is volatile and could change based on the third party origination volume or discretion. Loan interest including fee income increased $21.2 million in the full year 2024, compared to the same period in the prior year.

ChoiceOne recorded accretion income related to acquired loans in the amount of $1.2 million in 2024 and $1.7 million during 2023. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. ChoiceOne estimates that roughly $1.3 million will accrete into income over the next one to three years.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis, loans not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and troubled loan modifications which are accruing and initiated in the past year.

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2024	2023
Loans accounted for on a nonaccrual basis	$3,704	$1,723
Loans contractually past due 90 days or more as to principal or interest payments	-	-
Loans modified to borrowers experiencing financial difficulty at December 31, 2024 and December 31, 2023.	-	189
Total	$3,704	$1,912

Nonaccrual loans included $3.5 million in residential real estate loans, $229,000 in construction real estate loans, and $8,000 in consumer loans as of December 31, 2024, compared to $1.7 million in residential real estate loans as of December 31, 2023. There were no troubled loan modifications ("TLM") at December 31, 2024, compared to $60,000 of commercial and industrial TLM loans and $129,000 of residential real estate TLM loans at December 31, 2023.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. There were 19 loans totaling $375,000 fitting this description as of December 31, 2024, and 22 loans totaling $357,000 fitting this description as of December 31, 2023.

Deposits and Other Funding Sources

The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2024	2023
Noninterest-bearing demand deposits	$524,945	$547,625
Interest-bearing demand deposits	630,155	599,681
Money market deposits	290,012	247,602
Savings deposits	338,109	336,851
Local certificates of deposit	394,371	366,851
Brokered certificates of deposit	36,511	23,445
Total deposits	$2,214,103	$2,122,055

Deposits, excluding brokered deposits increased $79.0 million or 3.8% during 2024. The increase in deposits in the twelve months ended December 31, 2024 is a combination of new business and recapture of deposit losses from the prior year. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity.

At December 31, 2024, total available borrowing capacity secured by pledged assets was $837.2 million. ChoiceOne can increase its capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $833.2 million or 37.6% of deposits at December 31, 2024. Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $1.1 billion or 51.2% of total deposits at December 31, 2024.

ChoiceOne's cost of deposits to average total deposits has increased from 1.14% in 2023 to 1.58% in 2024. During 2023 ChoiceOne was able to lag many of the increases to the federal funds rate which increased 425 basis points in 2022 and another 100 basis points in 2023. ChoiceOne's cost of deposits to average total deposits peaked in the first quarter of 2024, and has slightly declined in subsequent quarters due to the Federal Reserve decreasing the federal funds rate by 100 basis points in the last four months of 2024. If rates continue to decline, we expect to see further reductions in deposit costs; however, these reductions will be muted by the decrease in cash flows from pay-fixed interest rate swaps collected. Interest expense on borrowings for the twelve months ended December 31, 2024, increased $3.1 million compared to the same period in the prior year, due to increases in the average balance borrowed. During the fourth quarter of 2024, ChoiceOne paid down its advance from the Bank Term Funding Program and replaced it with $135.0 million of FHLB borrowings. This increased ChoiceOne's total borrowed balance at the FHLB to $175.0 million at a weighted average fixed rate of 4.5%, with the earliest maturity in January 2025.

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

Shareholders’ Equity

Shareholders’ equity totaled $260.4 million as of December 31, 2024, up from $195.6 million as of December 31, 2023, due in large part to the $34.5 million in aggregate gross proceeds (before deducting discounts and estimated offering expenses) received from the sale of 1,380,000 shares of common at a price to the public of $25.00 per share on July 26, 2024. The additional increase is due to retained earnings and an improvement in accumulated other compressive loss (AOCI) of $13.8 million compared to December 31, 2023. The improvement in AOCI is due to both the shortening duration and maturing (paydowns) of the securities portfolio, offset by the change in unrealized gain of the pay-fixed swap derivatives. The pay-fixed swap derivatives are designed to offset swings in AOCI due to changes in interest rates. ChoiceOne Bank remains “well-capitalized” with a total risk-based capital ratio of 12.7% as of December 31, 2024, compared to 12.4% on December 31, 2023.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. On December 31, 2024, ChoiceOne had pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $23.6 million and an average remaining contract length of 7 to 8 years. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale.

Note 21 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Bank at the end of 2024 and 2023. Management will monitor these capital ratios during 2025 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered "well capitalized" by regulatory guidelines.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2024:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$430,882	$413,786	$13,110	$3,719	$267
Borrowings	175,000	155,000	20,000	-	-
ChoiceOne Capital Trust (1)	4,500	-	-	-	4,500
ChoiceOne Subordinated Debenture (2)	32,500	-	-	-	32,500
Operating leases	759	310	280	50	119
Other obligations	43	11	18	14	-
Total	$643,684	$569,107	$33,408	$3,783	$37,386

(1)
Cumulative preferred securities on the balance sheet include $1.0 million of discount due to a mark to market adjustment which is not reflected in the table above.
(2)
ChoiceOne subordinated debenture on the balance sheet includes $240,000 of capitalized issuance cost which is not reflected in the table above.

Liquidity and Interest Rate Risk

Net cash provided by operating activities was $48.5 million in 2024 compared to $46.5 million in 2023. The change was due to higher net proceeds from loan sales and an increase in other liabilities in 2024 compared to 2023. Net cash used in investing activities was $97.9 million in 2024 compared to $181.4 million in 2023. ChoiceOne had loan originations and payments of $136.1 million in the full year 2024, compared to $221.2 million in the full year 2023. Net cash provided by financing activities was $90.7 million in 2024, compared to $146.4 million in 2023. The change was largely due to $150.0 million of higher borrowings in 2023, offset by $32.1 million in net proceeds received from our common stock offering completed on July 26, 2024.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $175.0 million in outstanding borrowings from the FHLB as of December 31, 2024. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At December 31, 2024, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $837.2 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in 2024, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

NON-GAAP FINANCIAL MEASURES

This report contains financial measures that are not defined in U.S. generally accepted accounting principles ("GAAP"). Management believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand the underlying financial performance of ChoiceOne.

Non-GAAP financial measures have inherent limitations. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, we use non-GAAP financial measures as comparative tools, together with GAAP financial measures, to assist in the evaluation of our operating performance or financial condition. Also, we ensure that these measures are calculated using the appropriate GAAP or regulatory components in their entirety and that they are computed in a manner intended to facilitate consistent period-to-period comparisons. ChoiceOne’s method of calculating these non-GAAP financial measures may differ from methods used by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP or in-effect regulatory requirements.

Income Adjusted for Merger Expenses - Non-GAAP Reconciliation

2024
(In Thousands, Except Per Share Data)
Net income	$26,727

Merger related expenses net of tax	1,006
Adjusted net income (Non-GAAP)	$27,733

Weighted average number of shares	8,166,472
Diluted average shares outstanding	8,221,065
Basic earnings per share	$3.27
Diluted earnings per share	$3.25
Adjusted basic earnings per share (Non-GAAP)	$3.40
Adjusted diluted earnings per share (Non-GAAP)	$3.37

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of December 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the fourth quarter of 2024; however, the effect was insignificant.

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

ACL for Securities

Securities Available for Sale – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At December 31, 2024, there was no ACL related to debt securities AFS.

Securities Held to Maturity – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.0 million and $2.1 million at December 31, 2024, and 2023, respectively, and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At December 31, 2024, the ACL related to securities HTM is insignificant.

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

ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of June 30, 2024 ("the measurement date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2029 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the measurement date was greater than its book value and impairment of goodwill was not required. As of the measurement date and December 31, 2024 the stock price was greater than the book value. No material changes and no triggering events have occurred that indicated impairment from the measurement date through December 31, 2024.

Deferred Tax Assets and Liabilities

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2024, management determined that no valuation allowance was necessary. The valuation of current and deferred income tax assets and liabilities is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and the federal tax code.

Identification and Classification of Merger-Related Expenses

Merger-related expenses are costs incurred directly in connection with the company's merger and acquisition activities. These expenses include legal fees for negotiation and drafting of merger agreements, accounting and auditing fees related to due diligence and financial statement preparation, consulting fees for strategic advisory services specific to the merger, costs related to regulatory filings and compliance, expenses for integration planning and execution (including IT and systems integration), severance and retention bonuses for employees affected by the merger, and travel and accommodation expenses directly related to merger activities.

To ensure accurate classification and segregation of these expenses, detailed documentation supporting the nature and purpose of each expense is maintained, including invoices, contracts, and internal memos. All merger-related expenses must be reviewed and approved by the CFO or an authorized delegate to ensure they meet the criteria for classification as merger-related. The Accounting Department conducts periodic reviews of these expenses to ensure proper classification and segregation, promptly addressing and correcting any discrepancies. Merger-related expenses are disclosed separately in the financial statements and accompanying notes to provide transparency to investors and stakeholders.

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2024
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$7,782	$-	$-	$-	$7,782
Securities available for sale	63,054	5,948	141,844	268,271	479,117
Securities held to maturity	16,887	3,163	97,906	276,578	394,534
Federal Home Loan Bank stock	9,383	-	-	-	9,383
Federal Reserve Bank stock	-	-	-	5,307	5,307
Loans held for sale	7,288	-	-	-	7,288
Loans to other financial institutions	39,878	-	-	-	39,878
Core Loans	371,533	208,690	763,592	161,947	1,505,762
Cash surrender value of life insurance policies	-	-	-	44,896	44,896
Interest rate derivative contracts	23,649	-	-	-	23,649
Rate-sensitive assets	$539,454	$217,801	$1,003,342	$756,999	$2,517,596

Liabilities
Interest-bearing demand deposits	$630,155	$-	$-	$-	$630,155
Money market deposits	290,012	-	-	-	$290,012
Savings deposits	338,109	-	-	-	$338,109
Certificates of deposit	118,393	260,376	15,335	267	$394,371
Brokered deposits	29,884	5,133	1,494	-	36,511
Borrowings	135,000	20,000	20,000	-	175,000
Subordinated debentures	3,492	-	32,260	-	35,752
Interest rate derivative contracts	-	-	-	-	-
Rate-sensitive liabilities	$1,545,045	$285,509	$69,089	$267	$1,899,910
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(1,005,591)	$(67,708)	$934,253	$756,732	$617,686
Cumulative asset (liability) gap	$(1,005,591)	$(1,073,299)	$(139,046)	$617,686

(1) Interest rate derivative contracts include pay fixed, receive variable swaps with a notional value of $401.0 million. Further details can be found in Note 8 – Derivatives and Hedging Activities.

Under this method, the Risk Committee measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 41% at December 31, 2024, compared to 38% at December 31, 2023. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, and money market deposits in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The Risk Committee plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2025. As interest rates change, the Risk Committee will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the Risk Committee uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2024, management used a simulation model to subject its assets and liabilities up to an immediate 200 basis point increase and decline. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the borrowings were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2024 and 2023:

Table 6 – Sensitivity to Changes in Interest Rates

	2024
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	76,250	-%	415,500	6%
100 basis point rise	76,320	-%	408,000	4%
Base rate scenario	75,950	-%	391,800	-%
100 basis point decline	75,230	-1%	368,200	-6%
200 basis point decline	73,080	-4%	330,800	-16%

	2023
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	67,650	-2%	480,950	8%
100 basis point rise	68,430	-1%	469,920	5%
Base rate scenario	69,100	-%	446,210	-%
100 basis point decline	66,660	-4%	407,940	-9%
200 basis point decline	66,120	-4%	350,800	-21%

As of December 31, 2024, the Bank was within its guidelines for immediate rate shocks of 100 and 200 basis points up and down for net interest income and market value of shareholders’ equity scenarios. As of December 31, 2023, the Bank was within its guidelines for immediate rate shocks of 100 and 200 basis points up and down for net interest income scenarios and was within its guidelines for immediate rate shocks of 100 and 200 basis points up and 100 basis points down for market value of shareholders’ equity scenarios. The immediate rate shock of 200 basis points down for market value of shareholders’ equity scenarios was higher than the policy guidelines. The Risk Committee plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Qualitative Adjustment

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of the allowance for credit losses (ACL) at December 31, 2024, includes a reserve on collectively evaluated loans. The reserve on collectively evaluated loans is based on an historical average loss rates of peer banks, adjusted for current and forecasted factors, applied over the remaining life of loans. Management applies an adjustment for qualitative factors based on internal and external qualitative and credit market risk factors, as described in Notes 1 and 3 to the financial statements.

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

Grand Rapids, Michigan

March 11, 2025

ChoiceOne Financial Services, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
Assets
Cash and due from banks	$96,401	$55,083
Time deposits in other financial institutions	350	350
Cash and cash equivalents	96,751	55,433

Equity securities, at fair value (Note 2)	7,782	7,505
Securities available for sale, at fair value (Note 2)	479,117	514,598
Securities held to maturity, at amortized cost (Note 2)	394,534	407,959
Federal Home Loan Bank stock	9,383	4,449
Federal Reserve Bank stock	5,307	5,065
Loans held for sale	7,288	4,710
Loans to other financial institutions	39,878	19,400
Core Loans	1,505,762	1,391,253
Total loans held for investment (Note 3)	1,545,640	1,410,653
Allowance for loan losses (Note 3)	(16,552)	(15,685)
Loans, net	1,529,088	1,394,968

Premises and equipment, net (Note 5)	27,099	29,750
Other real estate owned, net (Note 7)	473	122
Cash value of life insurance policies	44,896	45,074
Goodwill (Note 6)	59,946	59,946
Core deposit intangible, net (Note 6)	1,096	1,854
Other assets	60,483	45,273
Total assets	$2,723,243	$2,576,706

Liabilities
Deposits – noninterest-bearing (Note 9)	$524,945	$547,625
Deposits – interest-bearing (Note 9)	1,652,647	1,550,985
Brokered deposits (Note 9)	36,511	23,445
Total deposits	2,214,103	2,122,055

Borrowings (Note 10)	175,000	200,000
Subordinated debentures (Note 11)	35,752	35,507
Other liabilities (Notes 12)	37,973	23,510
Total liabilities	2,462,828	2,381,072

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 8,965,483 at December 31, 2024 and 7,548,217 at December 31, 2023 (Note 16)	206,780	173,513
Retained earnings	91,414	73,699
Accumulated other comprehensive income, net	(37,779)	(51,578)
Total shareholders’ equity	260,415	195,634
Total liabilities and shareholders’ equity	$2,723,243	$2,576,706

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Income

	Year Ended
(Dollars in thousands, except per share data)	December 31,
	2024	2023	2022
Interest income
Loans, including fees	$89,580	$68,384	$52,823
Securities:
Taxable	21,228	21,169	15,583
Tax exempt	5,614	5,629	6,163
Other	4,682	3,798	491
Total interest income	121,104	98,980	75,060

Interest expense
Deposits	34,174	23,990	5,845
Advances from Federal Home Loan Bank	2,041	1,771	117
Other	10,447	7,334	1,784
Total interest expense	46,662	33,095	7,746

Net interest income	74,442	65,885	67,314
Provision for (reversal of) credit losses on loans (Note 3)	1,300	1,265	250
Provision for (reversal of) credit losses on unfunded commitments (Note 3)	(675)	(1,115)	-
Net Provision for (reversal of) credit losses expense (Note 3)	625	150	250
Net interest income after provision for credit losses	73,817	65,735	67,064

Noninterest income
Customer service charges	4,774	4,601	4,561
Credit and debit card fees	5,797	4,746	4,789
Insurance and investment commissions	742	698	779
Gains on sales of loans (Note 4)	2,439	1,954	2,343
Net (losses) gains on sales of securities (Note 2)	-	(71)	(809)
Net (losses) gains on sales and write-downs of other assets (Note 7)	198	147	99
Earnings on life insurance policies	1,934	1,096	1,312
Trust income	906	771	734
Change in market value of equity securities	195	(246)	(955)
Other	1,010	1,210	1,219
Total noninterest income	17,995	14,906	14,072

Noninterest expense
Salaries and benefits (Note 14 and 15)	33,408	31,963	30,391
Occupancy and equipment (Note 5)	5,797	6,048	6,189
Data processing	5,905	5,350	5,488
Communication	1,317	1,268	1,241
Professional fees	2,471	2,198	2,175
Supplies and postage	699	780	719
Advertising and promotional	788	721	764
Intangible amortization (Note 6)	757	955	1,153
FDIC insurance	1,335	1,184	722
Merger related expenses	1,039	-	-
Other	5,207	4,607	4,636
Total noninterest expense	58,723	55,074	53,478

Income before income tax expense	33,089	25,567	27,658
Income tax expense	6,362	4,306	4,018

Net income	$26,727	$21,261	$23,640

Basic earnings per share (Note 16)	$3.27	$2.82	$3.15
Diluted earnings per share (Note 16)	$3.25	$2.82	$3.15
Dividends declared per share	$1.09	$1.05	$1.01

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended
(Dollars in thousands)	December 31,
	2024	2023	2022
Net income	$26,727	$21,261	$23,640

Other comprehensive income:
Change in net unrealized gain (loss) on AFS securities	1,362	20,934	(91,923)
Income tax benefit (expense)	(286)	(4,396)	19,304
Reclassification adjustment for net (gain) loss included in net income	-	-	809
Income tax benefit (expense)	-	-	(170)
Reclassification adjustment for net gain (loss) for fair value hedge	7,205	(1,534)	1,930
Income tax benefit (expense)	(1,513)	322	(405)
Net unrealized (gains) losses on securities transferred from AFS to HTM	-	-	3,404
Income tax benefit (expense)	-	-	(715)
Unrealized gain (loss) on AFS securities, net of tax	6,768	15,326	(67,766)

Reclassification of unrealized gain (loss) upon transfer of securities from AFS to HTM	-	-	(3,404)
Income tax benefit (expense)	-	-	715
Amortization of net unrealized (gains) losses on securities transferred from AFS to HTM	242	333	351
Income tax benefit (expense)	(51)	(70)	(74)
Unrealized gain (loss) on held to maturity securities, net of tax	191	263	(2,412)

Change in net unrealized gain (loss) on cash flow hedge	7,566	3,024	(558)
Income tax benefit (expense)	(1,589)	(635)	117
Reclassification adjustment for net (gain) loss on cash flow hedge	-	-	771
Income tax benefit (expense)	-	-	(162)
Amortization of net unrealized (gains) losses included in net income	1,092	2,837	999
Income tax benefit (expense)	(229)	(596)	(210)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	6,840	4,630	957

Other comprehensive income (loss), net of tax	13,799	20,219	(69,221)

Comprehensive income (loss)	$40,526	$41,480	$(45,581)

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2022	7,510,379	$171,913	$52,332	$(2,576)	$221,669

Net income			23,640		23,640
Other comprehensive income (loss)				(69,221)	(69,221)
Shares issued for directors and employee stock plans	31,618	461			461
Compensation expense for employee stock purchases		31			31
Stock-based compensation expense		554			554
Shares repurchased	(25,899)	(682)			(682)
Cash dividends declared ($1.01 per share)			(7,578)		(7,578)

Balance, December 31, 2022	7,516,098	$172,277	$68,394	$(71,797)	$168,874
Adoption of ASU 2016-13 (CECL) on January 1, 2023			(8,046)		(8,046)
Balance January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			21,261		21,261
Other comprehensive income (loss)				20,219	20,219
Shares issued for directors and employee stock plans	31,472	566			566
Compensation expense for employee stock purchases		41			41
Stock-based compensation expense		629			629
Stock options exercised and issued (1)	647				-
Cash dividends declared ($1.05 per share)			(7,910)		(7,910)

Balance, December 31, 2023	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			26,727		26,727
Other comprehensive income (loss)				13,799	13,799
Shares issued for directors and employee stock plans	36,101	453			453
Compensation expense for employee stock purchases		41			41
Stock options exercised and issued (1)	1,165				-
Stock-based compensation expense		680			680
Common stock offering net of costs	1,380,000	32,093			32,093
Cash dividends declared ($1.09 per share)			(9,012)		(9,012)

Balance, December 31, 2024	8,965,483	$206,780	$91,414	$(37,779)	$260,415

(1)
The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Cash Flows

	Year Ended
(Dollars in thousands)	December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$26,727	$21,261	$23,640
Adjustments to reconcile net income to net cash from operating activities:
Provision for (reversal of provision) credit losses	625	150	250
Depreciation	2,463	2,477	2,658
Amortization	9,870	9,953	10,684
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	720	1,005	958
Net (gains) losses on sales of securities	-	71	809
Net change in market value of equity securities	(195)	246	955
Gains on sales of loans and capitalized servicing rights	(2,439)	(1,954)	(2,343)
Loans originated for sale	(74,299)	(56,085)	(71,829)
Proceeds from loan sales	73,107	57,342	77,681
Earnings on bank-owned life insurance	(1,234)	(1,096)	(1,038)
Earnings on death benefit from bank-owned life insurance	(700)	-	(274)
(Gains) on sales of other real estate owned	(46)	(12)	(41)
Proceeds from sales of other real estate owned	345	157	235
Deferred federal income tax (expense) benefit	(271)	(24)	(15)
Net change in:
Other assets	(817)	5,395	(4,208)
Other liabilities	14,790	7,596	6,205
Net cash provided by operating activities	48,646	46,482	44,327

Cash flows from investing activities:
Sales of securities available for sale	-	-	47,167
Sales of equity securities	-	887	-
Proceeds from Federal Home Loan Bank stock redemption	-	3,917	-
Maturities, prepayments and calls of securities available for sale	33,782	32,289	51,570
Maturities, prepayments and calls of securities held to maturity	25,988	16,572	8,091
Purchases of securities available for sale	(2,479)	(1,646)	(55,053)
Purchases of securities held to maturity	(14,279)	(597)	(7,505)
Purchases of equity securities	(82)	-	(1,029)
Purchases of Federal Home Loan Bank stock	(4,934)	(4,849)	-
Purchase of Federal Reserve Bank stock	(242)	-	-
Loan originations and payments, net	(136,070)	(221,245)	(130,620)
Proceeds from bank owned life insurance death benefits claim	2,112		690
Additions to premises and equipment	(1,706)	(4,234)	(1,164)
Proceeds from (payments for) derivative contracts, net	-	1,732	(1,953)
Payments for derivative contracts settlements	-	(4,191)	-
Net cash (used in)/provided by investing activities	(97,910)	(181,365)	(89,806)

Cash flows from financing activities:
Net change in deposits	92,047	4,052	65,709
Proceeds from borrowings	315,000	420,000	726,000
Payments on borrowings	(340,000)	(270,000)	(726,000)
Issuance of common stock	674	231	172
Repurchase of common stock	-	-	(682)
Share based compensation withholding obligation	(220)	-	(85)
Cash dividends	(9,012)	(7,910)	(7,578)
Cash proceeds from common stock offering	32,093	-	-
Net cash provided by/(used in) financing activities	90,582	146,373	57,536

Net change in cash and cash equivalents	41,318	11,490	12,057
Beginning cash and cash equivalents	55,433	43,943	31,886

Ending cash and cash equivalents	$96,751	$55,433	$43,943

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,902	$27,481	$7,577
Cash paid for income taxes	6,350	4,450	1,989
Loans transferred to other real estate owned	650	267	-

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

109 Technologies, LLC is a wholly owned subsidiary of ChoiceOne Financial Services Inc. and owns intellectual property for a fintech product licensed to third party banks and bank holding companies.

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

Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated loan term. Interest on loans is accrued based upon the principal balance outstanding. The accrual of interest is discontinued at the time at which loans are 90 days past due unless the loan is secured by sufficient collateral and is in the process of collection. Past due status is based on the contractual terms of the loan. Loans are placed into nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest accrued but not received is reversed against interest income when the loans are placed into nonaccrual status. Interest received on such loans is applied to principal until qualifying for return to accrual. Loans are returned to accrual basis when all the principal and interest amounts contractually due are brought current and future payment is reasonably assured. Accrued interest receivable totaled $5.1 million and $4.8 million at December 31, 2024, and 2023, respectively, and was reported in other assets on the consolidated balance sheets and is excluded in the estimate of credit losses.

Purchased financial assets without credit deterioration have been recorded at the acquisition date fair value. Additionally, an allowance is recorded with a corresponding charge to credit loss expense in the reporting period in which the acquisition occurs. For assets purchased with credit deterioration, an allowance is recorded with a corresponding increase to the amortized cost basis of the financial asset as of the acquisition date. No financial assets were purchased since the initiation of CECL on January 1, 2023.

Loans to Other Financial Institutions

Loans to other financial institutions are made up of purchased participating interests in individual advances under a warehouse line of credit used to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market by the originating financial institution at which time our advances are paid off. These advances earn interest based on the warehouse line of credit terms from the time the advance is funded to when the advance is paid off.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of December 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the fourth quarter of 2024; however, the effect was insignificant.

We are also required to consider expected credit losses associated with loan commitments over the contractual period in which we are exposed to credit risk on the underlying commitments unless the obligation is unconditionally cancellable by us. Any allowance for off-balance sheet credit exposures is reported as an other liability on our Consolidated Balance Sheet and is increased or decreased via the provision for credit losses account on our Consolidated Statement of Income. The calculation includes consideration of the likelihood that funding will occur and forecasted credit losses on commitments expected to be funded over their estimated lives. The allowance is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to be funded. The liability for expected credit losses on unfunded loans and other commitments was $1.5 million on December 31, 2024, compared to $2.2 million as of December 31, 2023.

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

Securities Available for Sale – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At December 31, 2024 and December 31, 2023, there was no ACL related to debt securities AFS.

Securities Held to Maturity – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.0 million and $2.1 million at December 31, 2024, and 2023, respectively, and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. A discounted cash flow method will be used to determine the reserve required for any credit losses on HTM securities. At December 31, 2024 and December 31, 2023, the ACL related to securities HTM is insignificant.

Troubled Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing term extension, an other-than-insignificant payment delay or interest rate reduction. In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. Additional concessions may be granted if the borrower continues to experience financial distress.

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

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2024	2023
Unrealized gain (loss) on available-for-sale securities	$(61,074)	$(69,641)
Unrealized gain (loss) on held to maturity securities	(2,478)	(2,720)
Unrealized gain (loss) on derivative instruments designated as cash flow hedges	15,730	7,072
Tax effect	10,043	13,711
Accumulated other comprehensive income (loss)	$(37,779)	$(51,578)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2024.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank was $0 at both December 31, 2024 and 2023, as the Federal Reserve revoked the reserve requirement.

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

Derivatives

At the inception of a derivative contract to be designated as a hedge, ChoiceOne designates the derivative as one of two types based on our intention and belief as to the likely effectiveness of the hedge. These two types are (1) a hedge of changes in fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), and (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). For a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects the earnings. The changes in fair value of derivatives that do not qualify for hedge accounting are reported in current earnings, as noninterest income.

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

In 2024, ChoiceOne began a program to execute interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers. This is known as a back to back loan swap agreement. The net result is the desired floating rate loan and a minimization of the risk exposure of the interest rate swap transactions.

ChoiceOne is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. ChoiceOne anticipates that the counterparties will be able to fully satisfy their obligation under the agreements. All the contracts to which we are a party have cash flows that settle monthly or semiannually.

Identification and Classification of Merger-Related Expenses

Merger-related expenses are costs incurred directly in connection with the company's merger and acquisition activities. These expenses include legal fees for negotiation and drafting of merger agreements, accounting and auditing fees related to due diligence and financial statement preparation, consulting fees for strategic advisory services specific to the merger, costs related to regulatory filings and compliance, expenses for integration planning and execution (including IT and systems integration), severance and retention bonuses for employees affected by the merger, and travel and accommodation expenses directly related to merger activities.

Recent Accounting Pronouncements

Adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about the Company's operating segments. This adoption was aimed at providing more transparent and comprehensive information regarding the Company's financial performance and position. The Company operates in one reportable segment. The Company adopted this guidance as of December 31, 2024, on a retrospective basis. The adoption did not have a material impact on the Company's financial statements but resulted in additional entity-wide disclosures about products and services, geographic areas, and major customers. These disclosures are intended to provide users of the financial statements with a better understanding of the Company's operations and the economic environments in which it operates.

While ChoiceOne’s management monitors the revenue streams of various products and services for the Bank and the Insurance Agency, operations and financial performance are evaluated on a company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

ASU 2023-09 Improvements to Income Tax Disclosures

In 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The amendments in this update enhance transparency and decision usefulness of income tax disclosures. This ASU requires consistent categorization, greater disaggregation, and detailed disclosures related to income taxes paid. These changes aim to help users of financial statements understand factors contributing to differences between effective and statutory tax rates. The disclosure is effective for annual reporting periods beginning after December 15, 2024. The Company is evaluating the impact this will have on the Company's income tax disclosures.

Note 2 – Securities

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $2.0 million after tax as of December 31, 2024.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income at December 31 were as follows:

December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,043	$397	$(658)	$7,782

December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$7,960	$212	$(667)	$7,505

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$89,875	$-	$(9,373)	$80,502
State and municipal	258,815	-	(30,579)	228,236
Mortgage-backed	181,863	62	(20,955)	160,970
Corporate	250	-	(38)	212
Asset-backed securities	9,387	-	(190)	9,197
Total	$540,190	$62	$(61,135)	$479,117

	December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$90,345	$-	$(10,151)	$80,194
State and municipal	269,918	-	(35,236)	234,682
Mortgage-backed	212,392	14	(23,905)	188,501
Corporate	250	-	(46)	204
Asset-backed securities	11,334	-	(317)	11,017
Total	$584,239	$14	$(69,655)	$514,598

The amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses were as follows:

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,978	$-	$(279)	$2,699
State and municipal	196,510	5	(31,477)	165,038
Mortgage-backed	174,323	7	(21,963)	152,367
Corporate	20,495	29	(1,803)	18,721
Asset-backed securities	228	-	(5)	223
Total	$394,534	$41	$(55,527)	$339,048

	December 31, 2023
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,972	$-	$(293)	$2,679
State and municipal	196,098	14	(30,220)	165,892
Mortgage-backed	188,329	-	(25,796)	162,533
Corporate	20,013	21	(2,864)	17,170
Asset-backed securities	547	-	(30)	517
Total	$407,959	$35	$(59,203)	$348,791

Information regarding sales of equity and debt securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2024	2023	2022
Proceeds from sales of securities	$-	$887	$47,167
Gross realized gains	-	-	-
Gross realized losses	-	(71)	(809)

Contractual maturities of securities available for sale at December 31, 2024 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$1,260	$1,248
Due after one year through five years	114,506	103,936
Due after five years through ten years	85,429	77,013
Due after ten years	157,132	135,950
Total debt securities	358,327	318,147
Mortgage-backed securities	181,863	160,970
Total	$540,190	$479,117

Contractual maturities of securities held to maturity at December 31, 2024 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$2,745	$2,726
Due after one year through five years	22,977	20,916
Due after five years through ten years	123,130	106,777
Due after ten years	71,359	56,262
Total debt securities	220,211	186,681
Mortgage-backed securities	174,323	152,367
Total	$394,534	$339,048

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

(Dollars in thousands)	2024	2023
Securities pledged to Federal Reserve Bank	$349,861	$526,413
Securities pledged to Federal Home Loan Bank	265,537	278,503
Securities pledged for Community Reinvestment Act credits	246	250
Total Securities pledged	$615,644	$805,166

Securities with unrealized losses at year-end 2024 and 2023, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,502	$9,373	$80,502	$9,373
State and municipal	-	-	228,236	30,579	228,236	30,579
Mortgage-backed	963	1	142,170	20,954	143,133	20,955
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	9,197	190	9,197	190
Total temporarily impaired	$963	$1	$460,317	$61,134	$461,280	$61,135

	2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,194	$10,151	$80,194	$10,151
State and municipal	557	6	234,125	35,230	234,682	35,236
Mortgage-backed	1,255	23	176,400	23,882	177,655	23,905
Corporate	-	-	204	46	204	46
Asset-backed securities	-	-	11,017	317	11,017	317
Total temporarily impaired	$1,812	$29	$501,940	$69,626	$503,752	$69,655

	2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,699	$279	$2,699	$279
State and municipal	5,262	630	159,558	30,847	164,820	31,477
Mortgage-backed	2,350	11	141,970	21,952	144,320	21,963
Corporate	-	-	16,591	1,803	16,591	1,803
Asset-backed securities	-	-	223	5	223	5
Total temporarily impaired	$7,612	$641	$321,041	$54,886	$328,653	$55,527

	2023
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,679	$293	$2,679	$293
State and municipal	23	-	165,526	30,220	165,549	30,220
Mortgage-backed	-	-	162,533	25,796	162,533	25,796
Corporate	-	-	15,509	2,864	15,509	2,864
Asset-backed securities	-	-	517	30	517	30
Total temporarily impaired	$23	$-	$346,764	$59,203	$346,787	$59,203

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the year ended December 31, 2024 and December 31, 2023 on AFS securities.

The majority of unrealized losses at December 31, 2024, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On December 31, 2024, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 4% are not rated. Of the mortgage-backed securities held on December 31, 2024, 42% were issued by US government sponsored entities and agencies, and rated AA, 44% are AAA rated private issue and collateralized mortgage obligation, and 14% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

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

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2024	2023	2022
Net gains and losses recognized during the period	$195	$(317)	$(955)
Less: Net gains and losses recognized during the period on securities sold	—	(71)	-
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$195	$(246)	$(955)

Note 3 – Loans and Allowance for Credit Losses

The Bank’s loan portfolio as of December 31 was as follows:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Balance	%	Balance	%
Agricultural	$48,221	3.12%	$49,210	5.39%
Commercial and Industrial	228,256	14.77%	229,915	17.67%
Commercial Real Estate	901,130	58.30%	786,921	53.03%
Consumer	29,412	1.90%	36,541	3.35%
Construction Real Estate	17,042	1.10%	20,936	1.24%
Residential Real Estate	281,701	18.23%	267,730	19.32%
Loans to Other Financial Institutions	39,878	2.58%	19,400	0.00%
Gross Loans	$1,545,640		$1,410,653

Allowance for credit losses	16,552	1.07%	15,685	1.11%

Net loans	$1,529,088		$1,394,968

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

Activity in the allowance for credit losses and balances in the loan portfolio was as follows:

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$-	$15,685
Charge-offs	-	(7)	(800)	-	-	(30)	-	-	(837)
Recoveries	-	15	374	-	-	15	-	-	404
Provision	(4)	36	336	640	1	261	30	-	1,300
Ending balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$-	$16,552
Individually evaluated loan reserves	$-	$4	$1	$-	$16	$147	$-	$-	$168
Collectively evaluated loan reserves	$90	$2,256	$732	$9,460	$43	$3,743	$60	$-	$16,384
Loans
December 31, 2024
Individually evaluated loans	$9	$119	$31	$-	$229	$3,691	$-		$4,079
Collectively evaluated loans	48,212	228,137	29,381	901,130	16,813	278,010	39,878		1,541,561
Ending balance	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878		$1,545,640

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010	-	(13)	7,165
Charge-offs	-	(158)	(554)	-	-	(27)	-	-	(739)
Recoveries	-	66	283	13	-	13	-	-	375
Provision	(64)	(640)	243	979	(25)	742	30	-	1,265
Ending balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$-	$15,685
Individually evaluated for impairment	$2	$6	$-	$1	-	$51	$-	-	$60
Collectively evaluated for impairment	$92	$2,210	$823	$8,819	$58	$3,593	$30	$-	$15,625
Loans
December 31, 2023
Individually evaluated for impairment	$54	$136	$2	$29	$-	$1,858	$-		$2,079
Collectively evaluated for impairment	49,156	229,779	36,539	786,892	20,936	265,872	19,400		1,408,574
Ending balance	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400		$1,410,653

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2022
Beginning balance	$448	$1,454	$290	$3,705	$110	$671	$-	$1,010	$7,688
Charge-offs	-	(177)	(496)	-	-	-	-	-	(673)
Recoveries	-	143	206	3	-	2	-	-	354
Provision	(304)	(59)	310	1,114	(47)	233	-	(997)	250
Ending balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Individually evaluated for impairment	$2	$14	$1	$5	$-	$131	$-	$-	$153
Collectively evaluated for impairment	$142	$1,347	$309	$4,817	$63	$775	$-	$13	$7,466
Loans
December 31, 2022
Individually evaluated for impairment	$23	$177	$7	$165	$-	$2,474	$-		$2,846
Collectively evaluated for impairment	64,136	206,074	39,793	622,131	14,736	225,792	-		1,172,662
Acquired with deteriorated credit quality	-	3,959	8	8,657	-	1,650	-		14,274
Ending balance	$64,159	$210,210	$39,808	$630,953	$14,736	$229,916	$-		$1,189,782

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

The following table reflects the amortized cost basis of loans as of December 31, 2024 based on year of origination (dollars in thousands):

Commercial:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$7,669	$1,729	$2,998	$2,867	$1,545	$18,573	$35,381	$12,666	$48,047
Special mention	-	-	-	-	-	174	174	-	174
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,669	$1,729	$2,998	$2,867	$1,545	$18,747	$35,555	$12,666	$48,221
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$40,184	$17,481	$30,769	$14,659	$6,100	$10,110	$119,303	$108,656	$227,959
Special mention	-		84	14	24	174	296	-	296
Substandard	-	-	-	-	-	1	1	-	1
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$40,184	$17,481	$30,853	$14,673	$6,124	$10,285	$119,600	$108,656	$228,256
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$7	$7	$-	$7

Commercial Real Estate
Pass	$150,126	$140,105	$120,517	$99,381	$69,773	$151,908	$731,810	$165,046	$896,856
Special mention	-	-	-	-	-	4,274	4,274	-	4,274
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$150,126	$140,105	$120,517	$99,381	$69,773	$156,182	$736,084	$165,046	$901,130
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$197,979	$159,315	$154,368	$116,921	$77,442	$185,214	$891,239	$286,368	$1,177,607

Retail:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$6,489	$6,636	$8,427	$4,240	$1,632	$1,283	$28,707	$697	$29,404
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	7	1	-	-	-	8	-	8
Total	$6,489	$6,643	$8,428	$4,240	$1,632	$1,283	$28,715	$697	$29,412
Current year-to-date gross write-offs (1)	$-	$69	$111	$11	$-	$2	$193	$-	$193

Construction real estate
Performing	$1,436	$451	$-	$522	$-	$-	$2,409	$14,404	$16,813
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	229	229
Total	$1,436	$451	$-	$522	$-	$-	$2,409	$14,633	$17,042
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$40,095	$43,531	$54,379	$25,350	$13,717	$45,051	$222,123	$56,111	$278,234
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	63	292	1,864	736	278	183	3,416	51	3,467
Total	$40,158	$43,823	$56,243	$26,086	$13,995	$45,234	$225,539	$56,162	$281,701
Current year-to-date gross write-offs	$-	$23	$-	$1	$-	$6	$30	$-	$30

Loans to Other Financial Institutions
Performing	$39,878	$-	$-	$-	$-	$-	$39,878	$-	$39,878
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$39,878	$-	$-	$-	$-	$-	$39,878	$-	$39,878
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$87,961	$50,917	$64,671	$30,848	$15,627	$46,517	$296,541	$71,492	$368,033

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the full year 2024 were $607,000 compared to $480,000 during the full year 2023.

The following table reflects the amortized cost basis of loans as of December 31, 2023 based on year of origination (dollars in thousands):

Commercial:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$5,015	$4,088	$3,078	$1,788	$7,028	$18,476	$39,473	$9,507	$48,980
Special mention	-	-	-	-	176	54	230	-	230
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$5,015	$4,088	$3,078	$1,788	$7,204	$18,530	$39,703	$9,507	$49,210
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$23,600	$45,489	$23,462	$10,502	$9,214	$11,882	$124,149	$105,559	$229,708
Special mention	-		28	35	73	64	200	3	203
Substandard	-	-	-	-	-	4	4	-	4
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,600	$45,489	$23,490	$10,537	$9,287	$11,950	$124,353	$105,562	$229,915
Current year-to-date gross write-offs	$-	$55	$30	$71	$-	$2	$158	$-	$158

Commercial Real Estate
Pass	$149,181	$134,289	$107,033	$71,754	$43,846	$136,361	$642,464	$143,120	$785,584
Special mention	-	-	-	-	-	1,337	1,337	-	1,337
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$149,181	$134,289	$107,033	$71,754	$43,846	$137,698	$643,801	$143,120	$786,921
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$177,796	$183,866	$133,601	$84,079	$60,337	$168,178	$807,857	$258,189	$1,066,046

Retail:	2023	2022	2021	2020	2019	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$9,775	$13,876	$6,771	$2,849	$1,260	$1,202	$35,733	$808	$36,541
Current year-to-date gross write-offs (1)	$8	$24	$11	$28	$-	$1	$72	$-	$72

Construction real estate
Performing	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,507	$2,719	$552	$-	$-	$-	$5,778	$15,158	$20,936
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$54,231	$64,768	$28,301	$16,391	$12,556	$40,270	$216,517	$49,491	$266,008
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	380	826	-	-	486	1,692	30	1,722
Total	$54,231	$65,148	$29,127	$16,391	$12,556	$40,756	$218,209	$49,521	$267,730
Current year-to-date gross write-offs	$-	$26	$-	$-	$-	$1	$27	$-	$27

Loans to Other Financial Institutions
Performing	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$19,400	$-	$-	$-	$-	$-	$19,400	$-	$19,400
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$85,913	$81,743	$36,450	$19,240	$13,816	$41,958	$279,120	$65,487	$344,607

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the full year 2024 were $607,000 compared to $480,000 during the full year 2023.

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2024 and 2023, loans in the process of foreclosure totaled $1.5 million and $846,000, respectively.

During the year ended December 31, 2024, the amortized cost basis of a loan modified for a borrower facing financial difficulties was $121,000. This loan was classified as single-family residential, and a term extension was granted. However, after the modification, the loan became over 90 days past due and experienced payment defaults, leading to its transfer into Other Real Estate Owned before the year-end.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the full year 2024 and 2023.

For the period ended:	December 31, 2024

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$121	0%
Total	$121

For the period ended:	December 31, 2023

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial and industrial	$60	0%
Residential real estate	129	0%
Total	$189

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the full year 2024 and 2023.

For the period ended:	December 31, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy.

For the period ended:	December 31, 2023
Term Extension
Commercial and industrial	Termed out line of credit and termed out draw note.
Residential real estate	Provided with new twelve month payment plan to catch up on past due balance.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	December 31, 2024
(Dollars in thousands)	Term extension

Residential real estate	$121
Total	$121

For the period ended:	December 31, 2023
(Dollars in thousands)	Term extension

Commercial and industrial	$60
Residential real estate	129
Total	$189

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	December 31, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$-	$121	$121
Total	$-	$-	$121	$121

For the period ended:	December 31, 2023
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial and industrial	$60	$-	$-	$60
Residential real estate	-	-	129	129
Total	$60	$-	$129	$189

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2024
Agricultural	$-	$-	$-	$-	$48,221	$48,221	$-
Commercial and industrial	-	49	-	49	228,207	228,256	-
Consumer	52	87	7	146	29,266	29,412	-
Commercial real estate	23	-	-	23	901,107	901,130	-
Construction real estate	694	-	229	923	16,119	17,042	-
Residential real estate	4,866	765	1,850	7,481	274,220	281,701	-
Loans to other financial institutions	-	-	-	-	39,878	39,878	-
	$5,635	$901	$2,086	$8,622	$1,537,018	$1,545,640	$-

December 31, 2023
Agricultural	$-	$-	$-	$-	$49,210	$49,210	$-
Commercial and industrial	-	-	1	1	229,914	229,915	-
Consumer	31	2	-	33	36,508	36,541	-
Commercial real estate	173	-	-	173	786,748	786,921	-
Construction real estate	-	-	-	-	20,936	20,936	-
Residential real estate	755	549	870	2,174	265,556	267,730	-
Loans to other financial institutions	-	-	-	-	19,400	19,400	-
	$959	$551	$871	$2,381	$1,408,272	$1,410,653	$-

(1)
Includes nonaccrual loans

The amortized cost basis of nonaccrual loans by loan category as of December 31:

(Dollars in thousands)
	2024	2023	2022
Commercial and industrial	$-	$1	$-
Consumer	8	-	-
Construction real estate	229	-	-
Residential real estate	3,467	1,722	1,263
Total nonaccrual loans	$3,704	$1,723	$1,263

Nonaccrual loans with and without ACL as of December 31, 2024.

(Dollars in thousands)	Nonaccrual loans with no ACL	Interest income recognized during the period on nonaccrual loans
Consumer	$-	$1
Construction real estate	-	9
Residential real estate	806	71
Total nonaccrual loans	$806	$81

Nonaccrual loans with and without ACL as of December 31, 2023.

As of December 31, 2023
(Dollars in thousands)	Nonaccrual loans with no ACL	Interest income recognized during the period on nonaccrual loans
Commercial and industrial	$ -	$ -
Residential real estate	707	16
Total nonaccrual loans	$707	$16

Interest income recognized on nonaccrual loans during the period ended December 31, 2022 was $123,000. Interest was recognized prior to the nonaccrual classification.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Real Estate	Total	ACL Allocation	Real Estate	Total	ACL Allocation
Residential Real Estate	$1,887	$1,887	$108	$387	$387	$-
Total	$1,887	$1,887	$108	$387	$387	$-

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2024	2023	2022
Loans originated for resale, net of principal payments	$74,299	$56,085	$71,829
Proceeds from loan sales	$73,107	$57,342	$77,681
Net gains on sales of loans held for sale	$2,439	$1,954	$2,343
Loan servicing fees, net of amortization	$44	$211	$175

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $502.0 million and $495.7 million at December 31, 2024 and 2023, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans; however, such escrows were immaterial at December 31, 2024 and 2023.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2024	2023	2022
Balance, beginning of year	$3,834	$4,322	$4,667
Capitalized	1,053	820	1,007
Amortization	(1,509)	(1,308)	(1,352)
Balance, end of year	$3,378	$3,834	$4,322

The fair value of loan servicing rights was $5.7 million, $5.6 million and $5.9 million as of December 31, 2024, 2023 and 2022, respectively. Valuation allowances of $0 were recorded at December 31, 2024, 2023 and 2022. The fair value of the Bank’s servicing rights at December 31, 2024 was determined using a discount rate of 9.5% to 11.5% and prepayment speeds ranging from 5.1% to 6.7%. The fair value of the Bank’s servicing rights at December 31, 2023 was determined using a discount rate of 9.5% to 10.5% and prepayment speeds ranging from 5.7% to 7.5%. The fair value of the Bank’s servicing rights at December 31, 2022 was determined using a discount rate of 8.00% and prepayment speeds ranging from 5.2% to 6.7%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2024	2023
Land and land improvements	$7,932	$8,415
Leasehold improvements	116	81
Buildings	28,525	29,635
Furniture and equipment	12,751	12,558
Total cost	49,324	50,689
Accumulated depreciation	(22,225)	(20,939)
Premises and equipment, net	$27,099	$29,750

Depreciation expense was $2.5 million, $2.5 million, and $2.7 million in 2024, 2023 and 2022, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $322,000, $327,000, and $211,000 for 2024, 2023 and 2022, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2025	$310
2026	191
2027	89
2028	25
2029	25
Thereafter	119
Total undiscounted cash flows	759
Less imputed interest	138
Total operating lease liabilities	$621

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2024	2023
Balance, beginning of year	$59,946	$59,946
Adjustments	-	-
Balance, end of year	$59,946	$59,946

The Company acquired Valley Ridge Financial Corp. in 2006, County in 2019, and Community Shores in 2020, which resulted in the recognition of goodwill of $13.7 million, $38.9 million and $7.3 million, respectively.

ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of June 30, 2024 ("the measurement date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2029 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the measurement date was greater than its book value and impairment of goodwill was not required. As of the measurement date and December 31, 2024 ChoiceOne's stock price was greater than the book value. No material changes and no triggering events have occurred that indicated impairment from the measurement date through December 31, 2024.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 is as follows:

	2024		2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$7,120	$6,024	$7,120	$5,266

The core deposit intangible from the County and Community Shores mergers is being amortized on a sum-of-the-years digits basis over ten years and eight years, respectively. Amortization expense was $757,000 in 2024, $955,000 in 2023, and $1,153,000 in 2022. The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2025	560
2026	362
2027	164
2028	10
Thereafter	-
Total	$1,096

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2024	2023	2022
Balance, beginning of year	$122	$-	$194
Transfers from loans	650	267	-
Proceeds from sales	(345)	(157)	(235)
Write-downs	-	-	-
Gains on sales	46	12	41
Balance, end of year	$473	$122	$-

Included in the balances above were residential real estate mortgage loans of $234,000, $122,000, and $0 as of December 31, 2024, 2023, and 2022, respectively, and $239,000, $0, and $0 of commercial real estate loans as of December 31, 2024, 2023, and 2022, respectively.

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

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreements will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate. Net settlements on the Pay Fixed Swap Agreement were $3.3 million for the year ended December 31, 2024, which reduced interest expense.

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bond equal to 3.4030%. ChoiceOne adopted ASC2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with available-for-sale fixed rate bonds initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassified from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and are included in interest income.

Net settlements received on these four pay-fixed/receive-floating swaps were $3.7 million and $3.3 million for the years ended December 31, 2024 and December 31, 2023, respectively, which increased interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$23,649	Other Assets	$8,880
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2024		Year Ended December 31, 2023
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$2,581	$(3,288)	$(284)	$-

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(7,205)	$-	$1,534	$-
Derivatives designated as hedging instruments	$7,203	$-	$(1,454)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$(1,092)	$-	$(2,837)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

December 31, 2024
Cumulative amount of Fair
Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$219,957	$(7,602)

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

The table below presents the notional and fair value of these derivative instruments as of December 31, 2024 and December 31, 2023:

	December 31, 2024
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$56,526	Other Assets	$686
Derivative liabilities
Interest rate swaps	$56,526	Other Liabilities	$686

December 31, 2023
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$-	Other Assets	$-
Derivative liabilities
Interest rate swaps	$-	Other Liabilities	$-

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $686,000 and $0 as of December 31, 2024 and December 31, 2023, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset, however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent bank was $686,000 and $0 at December 31, 2024 and December 31, 2023, respectively. Cash pledged as collateral to the correspondent bank was $0 and $0 at December 31, 2024 and December 31, 2023, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $56.5 million as of December 31, 2024 and $0 at December 31, 2023. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

Note 9 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2024	2023
Noninterest-bearing demand deposits	$524,945	$547,625
Interest-bearing demand deposits	630,155	599,681
Money market deposits	290,012	247,602
Savings deposits	338,109	336,851
Local certificates of deposit	394,371	366,851
Brokered certificates of deposit	36,511	23,445
Total deposits	$2,214,103	$2,122,055

Scheduled maturities of certificates of deposit as of December 31, 2024 were as follows:

(Dollars in thousands)

2025	$413,786
2026	10,077
2027	3,033
2028	2,342
2029	1,377
Thereafter	267
Total	$430,882

The Bank had certificates of deposit issued in denominations of $250,000 or greater totaling $210.5 million and $199.7 million at December 31, 2024 and 2023, respectively. The Bank held $36.5 million and $23.4 million in brokered certificates of deposit at December 31, 2024 and 2023, respectively. In addition, the Bank had $41.0 million and $36.2 million of certificates of deposit as of December 31, 2024, and December 31, 2023, respectively, that had been issued through the Certificate of Deposit Account Registry Service (“CDARS”).

Note 10 – Borrowings

Bank Term Funding Program (“BTFP”)

At December 31, loans from the BTFP were as follows:

(Dollars in thousands)	2024	2023

Maturity of May 2024 with fixed interest rate of 4.71%	$-	$160,000
Maturity of December 2024 with fixed interest rate of 4.83%	-	10,000
Total advances outstanding at year-end	$-	$170,000

Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2024	2023

Maturity of January 2025 with fixed interest rate of 4.48%	$135,000	$-
Maturity of July 2025 with fixed interest rate of 4.88%	20,000	20,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Total advances outstanding at year-end	$175,000	$30,000

As of December 31, 2024, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $349.9 million and loans pledged with a carrying value of approximately $460.6 million. At December 31, 2023 ChoiceOne had securities pledged with a carrying value of approximately $526.4 million and loans pledged with a carrying value of approximately $433.2 million. Based on this collateral, the Bank was eligible to borrow an additional $674.1 million at year end 2024 compared to $649.0 million at year end 2023.

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $204.4 million and securities with a carrying value of approximately $265.5 million at December 31, 2024 and by residential real estate loans with a carrying value of approximately $191.1 million and securities with a carrying value of approximately $278.5 million at December 31, 2023 . Based on this collateral, the Bank was eligible to borrow an additional $163.1 million at year end 2024, compared to an additional $284.3 million at year-end 2023.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 7.5% at December 31, 2024 compared to a rate of 8.5% at December 31, 2023. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.

ChoiceOne was in compliance with all covenants as of December 31, 2024 and December 31, 2023. The line of credit balance was $0 at December 31, 2024 and December 31, 2023.

Note 11 – Subordinated Debentures

ChoiceOne acquired trust preferred securities in the acquisition of Community Shores. The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month LIBOR and the rate was 6.9% at December 31, 2024 and 7.6% at December 31, 2023. The stated maturity is December 30, 2034. Total trust preferred securities at December 31, 2024 were $3.5 million consisting of $4.5 million in trust preferred securities less $1.0 million in merger fair value adjustments, which is being amortized over the next 10 years. Total trust preferred securities at December 31, 2023 were $3.4 million consisting of $4.5 million in trust preferred securities less $1.1 million in merger fair value adjustments. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

Note 12 – Income Taxes

Information as of December 31 and for the year follows:

(Dollars in thousands)
	2024	2023	2022
Provision for Income Taxes
Current federal income tax expense	$6,633	$4,330	$4,033
Deferred federal income tax expense/(benefit)	(271)	(24)	(15)
Income tax expense	$6,362	$4,306	$4,018

Reconciliation of Income Tax Provision to Statutory Rate
Income tax computed at statutory federal rate of 21%	$6,949	$5,369	$5,808
Tax exempt interest income	(1,214)	(1,206)	(1,323)
Tax exempt earnings on bank-owned life insurance	(406)	(230)	(276)
Tax credits	(264)	(282)	(289)
Disallowed interest expense	1,061	752	179
Nondeductible merger expenses	185	-	-
Other items	51	(97)	(81)
Income tax expense	$6,362	$4,306	$4,018

Effective income tax rate	19%	17%	15%

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2024	2023
Deferred tax assets:
Purchase accounting adjustments from mergers with County and Community Shores	$273	$529
Allowance for credit losses	3,476	3,294
Unrealized losses on securities available for sale	14,942	15,279
Net operating loss carryforward	427	466
Unfunded commitment reserve	312	454
Compensation	816	588
Other	658	520
Total deferred tax assets	20,904	21,130

Deferred tax liabilities:
Purchase accounting adjustments from mergers with County and Community Shores	442	622
Loan servicing rights	709	805
Depreciation	637	534
Interest rate derivative contracts	4,900	1,568
Deferred loan fees and costs, net	67	75
Other	384	363
Total deferred tax liabilities	7,139	3,967
Net deferred tax asset (liability)	$13,765	$17,163

As of December 31, 2024, deferred tax assets included federal net operating loss carryforwards of approximately $2.0 million which were acquired through the merger with Community Shores. The loss carryforwards expire at various dates from 2031 to 2035. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. Under Internal Revenue Code Section 382, ChoiceOne is limited to applying approximately $185,000 of net operating losses per year.

The Company and its subsidiaries file federal income tax returns in the United States. The Company is generally no longer subject to U. S. federal income tax examinations by tax authorities for tax years before 2021.

Note 13 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2024	2023

Balance, beginning of year	$30,316	$24,036
New loans	10,782	16,881
Repayments	(4,918)	(10,601)
Effect of changes in related parties	-	-
Balance, end of year	$36,180	$30,316

Deposits from executive officers, directors and their affiliates were $25.5 million, $21.1 million and $30.0 million at December 31, 2024, 2023 and 2022, respectively.

Note 14 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $649,000, $594,000, and $650,000 in 2024, 2023, and 2022, respectively.

Note 15 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne under the Stock Incentive Plan of 2012, which is expired. Compensation expense in connection with stock options granted was $0 in 2024 and 2023 and

$4,000 in 2022. The Equity Incentive Plan of 2022 was approved by the Company’s shareholders at the Annual Meeting held on May 25, 2022. The Equity Incentive Plan of 2022 provides for the issuance of up to 200,000 shares of common stock. At December 31, 2024, there were 141,996 shares available for future grants.

A summary of stock options activity during the year ended December 31, 2024 was as follows:

		Weighted	Weighted
		average	average
		exercise	Grant Date
	Shares	price	Fair Value
Options outstanding at January 1, 2024	13,131	$24.19	$3.36
Options granted	-	-	-
Options exercised	(6,858)	23.39	3.36
Options forfeited or expired	-	-	-
Options outstanding, end of year	6,273	$25.07	$3.37

Options exercisable at December 31, 2024	6,273	$25.07	$3.37

The exercise prices for options outstanding and exercisable at the end of 2024 ranged from $20.86 to $27.25 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2024 was approximately 3.56 years.

The intrinsic value of all outstanding and exercisable stock options was $66,000, $67,000, and $76,000 respectively, at December 31, 2024, December 31, 2023 and December 31, 2022. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2024 were calculated based on the closing market price of the Company’s common stock on December 31, 2024 of $35.64 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2024 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	3,000	3,000	4.39
$25.65	1,500	1,500	3.47
$20.86	1,653	1,653	2.32
$21.13	120	120	0.97

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2024, there was no unrecognized compensation expense related to stock options.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012 and the Equity Incentive Plan of 2022. Restricted stock units outstanding as of December 31, 2024 vest on roughly the three year anniversary of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $596,000, $548,000, and $503,000 in 2024, 2023, and 2022, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for restricted stock units outstanding during the year ended December 31, 2024 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Restricted Stock Units	Shares	Per Share
Outstanding at January 1, 2024	68,183	$26.16
Granted	24,724	24.86
Vested	(18,131)	28.37
Forfeited	(192)	24.86
Outstanding at December 31, 2024	74,584	$25.20

At December 31, 2024, there were 74,584 restricted stock units outstanding with an approximate stock value of $2.7 million based on ChoiceOne’s December 31, 2024 stock price of $35.64 per share. At December 31, 2023, there were 68,183 restricted stock units outstanding with an approximate stock value of $2.0 million based on ChoiceOne’s December 31, 2023 stock price of $29.30 per share. The grant date fair value of restricted stock units granted was $615,000 and $574,000 in 2024 and 2023, respectively. The cost is expected to be recognized over a weighted average period of 1.31 years. As of December 31, 2024, there was $784,000 of unrecognized compensation cost related to unvested shares granted.

ChoiceOne has granted performance stock units to a select group of employees under the Stock Incentive Plan of 2012 and the Equity Incentive Plan of 2022. Performance stock units outstanding as of December 31, 2024 vest on the five year anniversary of the grant date based on earnings per share growth rate from the date of the grant. Shares can vest at a rate of 125%, 100%, 75%, or 0% based on the growth rate achieved over the five year time frame. Certain additional vesting provisions apply. Each performance stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $84,000, $81,000, and $47,000 in 2024, 2023, and 2022, respectively, in connection with performance stock units for current participants during these years.

A summary of the activity for performance stock units outstanding during the year ended December 31, 2024 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2024	11,521	$25.40
Granted	5,031	24.86
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2024	16,552	$25.24

At December 31, 2024, there were 16,552 performance stock units outstanding assuming 100% vesting with an approximate stock value of $590,000 based on ChoiceOne’s December 31, 2024 stock price of $35.64 per share. At December 31, 2023, there were 11,521 performance stock units outstanding assuming 100% vesting with an approximate stock value of $338,000 based on ChoiceOne’s December 31, 2023 stock price of $29.30 per share. The grant date fair value of restricted stock units granted was $125,000 and $124,000 in 2024 and 2023, respectively. The cost is expected to be recognized over a weighted average period of 3.3 years. As of December 31, 2024, there was $208,000 of unrecognized compensation cost related to unvested shares granted.

Note 16 - Earnings Per Share

(Dollars in thousands, except share data)
	2024	2023	2022
Basic
Net income	$26,727	$21,261	$23,640

Weighted average common shares outstanding	8,166,472	7,532,998	7,504,173

Basic earnings per common shares	$3.27	$2.82	$3.15

Diluted
Net income	$26,727	$21,261	$23,640

Weighted average common shares outstanding	8,166,472	7,532,998	7,504,173
Plus dilutive stock options and restricted stock units	54,593	39,292	23,198

Weighted average common shares outstanding and potentially dilutive shares	8,221,065	7,572,290	7,527,371

Diluted earnings per common share	$3.25	$2.82	$3.15

There were no shares considered anti-dilutive to earnings per share as of December 31, 2024 and there were 4,500 and 15,000 shares considered anti-dilutive to earnings per share as of December 31, 2023 and December 31, 2022, respectively. This calculation is based on the average stock price during the year.

Note 17 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2024	2023
Assets
Cash	$37,791	$12,031
Equity securities at fair value	2,397	2,077
Other assets	487	474
Investment in subsidiaries	256,165	216,975
Total assets	$296,840	$231,557

Liabilities
Subordinated debentures	$32,260	$32,115
Trust preferred securities	3,492	3,392
Other liabilities	673	416
Total liabilities	36,425	35,923

Shareholders' equity	260,415	195,634
Total liabilities and shareholders’ equity	$296,840	$231,557

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2024	2023	2022
Interest income
Interest and dividends from ChoiceOne Bank	$11,615	$10,813	$-
Interest and dividends from other securities	46	32	27
Total interest income	11,661	10,845	27

Interest expense
Borrowings	1,642	1,635	1,491

Net interest income	10,019	9,210	(1,464)

Noninterest income
Gains (losses) on sales of securities	-	(71)	-
Change in market value of equity securities	237	(307)	(385)
Other	-	-	2
Total noninterest income	237	(378)	(383)

Noninterest expense
Professional fees	52	47	40
Other	1,201	217	174
Total noninterest expense	1,253	264	214

Income before income tax and equity in undistributed net income of subsidiary	9,003	8,568	(2,061)
Income tax (expense)/benefit	374	472	433
Income before equity in undistributed net income of subsidiary	9,377	9,040	(1,628)
Equity in undistributed net income of subsidiary	17,350	12,221	25,268
Net income	$26,727	$21,261	$23,640

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$26,727	$21,261	$23,640
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(17,350)	(12,221)	(25,268)
Amortization	245	245	245
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	678	964	928
Net loss on sale of securities	-	71	-
Change in market value of equity securities	(237)	307	385
Changes in other assets	(15)	113	(33)
Changes in other liabilities	258	(84)	(7)
Net cash from operating activities	10,307	10,656	(110)

Cash flows from investing activities:
Sales of securities	-	887	-
Purchases of securities	(82)	(143)	(1,029)
Investment in Subsidiary	(8,000)	-	-
Net cash from investing activities	(8,082)	744	(1,029)

Cash flows from financing activities:
Issuance of common stock	674	231	172
Cash proceeds from common stock offering	32,093	-	-
Repurchase of common stock	-	-	(682)
Share based compensation withholding obligation	(220)	-	(85)
Cash dividends	(9,012)	(7,910)	(7,578)
Net cash from financing activities	23,535	(7,679)	(8,173)

Net change in cash	25,760	3,721	(9,312)
Beginning cash	12,031	8,310	17,622
Ending cash	$37,791	$12,031	$8,310

Note 18 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2024
Assets
Cash and cash equivalents	$96,751	$96,751	$96,751	$-	$-
Equity securities at fair value	7,782	7,782	4,838	-	2,944
Securities available for sale	479,117	479,117	80,502	398,615	-
Securities held to maturity	394,534	339,048	-	324,591	14,457
Federal Home Loan Bank and Federal Reserve Bank stock	14,690	14,690	-	14,690	-
Loans held for sale	7,288	7,507	-	7,507	-
Loans, net	1,529,088	1,496,704	-	-	1,496,704
Accrued interest receivable	10,376	10,376	-	10,376	-
Interest rate lock commitments	95	95	-	95	-
Interest rate derivative contracts	23,649	23,649	-	23,649	-
Loan swaps	686	686	-	686	-

Liabilities
Noninterest-bearing deposits	524,945	524,945	524,945	-	-
Interest-bearing deposits	1,652,647	1,652,169	-	1,652,169	-
Brokered deposits	36,511	36,508	-	36,508	-
Borrowings	175,000	175,139	-	175,139	-
Subordinated debentures	35,752	32,895	-	32,895	-
Accrued interest payable	1,694	1,694	-	1,694	-
Loan swaps	686	686	-	686	-

December 31, 2023
Assets
Cash and cash equivalents	$55,433	$55,433	$55,433	$-	$-
Equity securities at fair value	7,505	7,505	4,749	-	2,756
Securities available for sale	514,598	514,598	80,194	434,404	-
Securities held to maturity	407,959	348,791	-	335,493	13,298
Federal Home Loan Bank and Federal Reserve Bank stock	9,514	9,514	-	9,514	-
Loans held for sale	4,710	4,851	-	4,851	-
Loans, net	1,394,968	1,362,920	-	-	1,362,920
Accrued interest receivable	10,066	10,066	-	10,066	-
Interest rate lock commitments	64	64	-	64	-
Interest rate derivative contracts	8,880	8,880	-	8,880	-

Liabilities
Noninterest-bearing deposits	547,625	547,625	547,625	-	-
Interest-bearing deposits	1,550,985	1,549,386	-	1,549,386	-
Brokered deposits	23,445	23,435	-	23,435	-
Borrowings	200,000	199,743	-	199,743	-
Subordinated debentures	35,507	31,748	-	31,748	-
Accrued interest payable	6,223	6,223	-	6,223	-

The estimated fair values approximate the carrying amounts for all financial instruments except those described later in this paragraph. The methodology for determining the estimated fair value for securities available for sale is described in Note 19. The estimated fair value of loans involves discounting forecasted cash flows. The discounting is executed using the Treasury curve, incorporating a spread adjustment to account for factors such as liquidity, marketability, and related risks. The allowance for credit losses is considered to be a reasonable estimate of discount for credit quality concerns. The estimated fair value of loans also included the mark to market adjustments related to the Company’s mergers.

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

Note 19 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and December 31, 2023, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value as of December 31, 2024 or December 31, 2023 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2024
Equity securities	$4,838	$-	$2,944	$7,782

Investment Securities, Available for Sale -December 31, 2024
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	80,502	-	-	80,502
State and municipal	-	228,236	-	228,236
Mortgage-backed	-	160,970	-	160,970
Corporate	-	212	-	212
Asset-backed Securities	-	9,197	-	9,197
Total	$80,502	$398,615	$-	$479,117

Derivative Instruments -December 31, 2024
Interest rate derivative contracts - assets	$-	$23,649	$-	$23,649
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Loan Swaps - December 31, 2024
Loan swaps - assets	$-	$686	$-	$686
Loan swaps - liabilities	$-	$686	$-	$686

Equity Securities Held at Fair Value -December 31, 2023
Equity securities	$4,749	$-	$2,756	$7,505

Investment Securities, Available for Sale -December 31, 2023
U. S. Government and federal agency	$-	$-	$-	$-
U. S. Treasury notes and bonds	80,194	-	-	80,194
State and municipal	-	234,682	-	234,682
Mortgage-backed	-	188,501	-	188,501
Corporate	-	204	-	204
Asset-backed Securities	-	11,017	-	11,017
Total	$80,194	$434,404	$-	$514,598

Derivative Instruments -December 31, 2023
Interest rate derivative contracts - assets	$-	$8,880	$-	$8,880
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2024	2023
Equity Securities Held at Fair Value
Balance, January 1	$2,756	$2,542
Total realized and unrealized net gains included in noninterest income	105	71
Net purchases, sales, calls, and maturities	83	143
Balance, December 31	$2,944	$2,756
Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31,	$38	$5

Of the Level 3 assets that were held by the Company at December 31, 2024, the net unrealized gain as of December 31, 2024 was $317,000, compared to $212,000 as of December 31, 2023. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $83,000 and $143,000 of Level 3 securities were purchased in 2024 and 2023, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
December 31, 2024	$1,887	$-	$-	$1,887
December 31, 2023	$387	$-	$-	$387

Other Real Estate
December 31, 2024	$473	$-	$-	$473
December 31, 2023	$122	$-	$-	$122

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2024		2023
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Unused lines of credit and letters of credit	$29,394	$369,200	$63,031	$326,317
Commitments to fund loans (at market rates)	46,932	11,129	90,178	27,939

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 4.63% to 10.00% and maturities ranging from 1 year to 30 years.

Note 21 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2024 and 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$287,927	14.5%	$158,391	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	237,152	12.0	89,095	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	241,652	12.2	118,793	6.0	N/A	N/A
Tier 1 capital (to average assets)	241,652	9.1	106,485	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$250,494	12.7%	$158,197	8.0%	$197,746	10.0%
Common equity Tier 1 capital (to risk weighted assets)	236,479	12.0	88,986	4.5	128,535	6.5
Tier 1 capital (to risk weighted assets)	236,479	12.0	118,647	6.0	158,197	8.0
Tier 1 capital (to average assets)	236,479	8.9	106,422	4.0	133,028	5.0

December 31, 2023
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$233,840	13.0%	$144,441	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	185,412	10.3	81,248	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	189,912	10.5	108,331	6.0	N/A	N/A
Tier 1 capital (to average assets)	189,912	7.5	101,337	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$224,095	12.4%	$144,274	8.0%	$180,342	10.0%
Common equity Tier 1 capital (to risk weighted assets)	212,283	11.8	81,154	4.5	117,223	6.5
Tier 1 capital (to risk weighted assets)	212,283	11.8	108,205	6.0	144,274	8.0
Tier 1 capital (to average assets)	212,283	8.4	101,244	4.0	126,555	5.0

Banking laws and regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2024, approximately $48.7 million was available for the Bank to pay dividends to ChoiceOne assuming regulatory approval of any amount in excess of the applicable capital conservation buffer. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

Note 22 – Segment Reporting

Segment Reporting

ChoiceOne Financial Services Inc. (the "Company") operates in one reportable segment, which is community banking. The Company provides a full range of financial services to individual and business customers through its network of branches and ATMs. The Company's products and services include deposit accounts, loans, mortgage banking, and other financial services.

At ChoiceOne Bank, the Chief Operating Decision Maker (CODM) is the Chairman and Chief Executive Officer. The CODM evaluates key metrics, such as consolidated net income and its major components, to develop strategies and allocate resources effectively. This analysis involves receiving comprehensive financial information on a consolidated basis, which includes actual and budgeted data, credit quality metrics, net income, earnings per share, loan originations, deposit growth, total non-interest income, and non-interest expense.

Entity-Wide Disclosures

Products and Services: The Company's revenues are derived from a variety of financial products and services, including interest income from loans and investments, fees from deposit accounts, and income from mortgage banking activities.

Geographic Areas: The Company operates primarily in the state of Michigan, with a significant portion of its revenues generated from customers located in this region. The Company does not have any significant operations outside of the United States.

Major Customers: The Company does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles the Company's total revenues, profit or loss, and assets to the consolidated financial statements:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Total Revenues	$139,099	$113,886	$89,132
Net Income	$26,727	$21,261	$23,640
Total Assets	$2,723,243	$2,576,706	$2,385,915

Note 23 - Subsequent Events:

Completion of Merger

On March 1, 2025, ChoiceOne Financial Services, Inc. ("ChoiceOne") completed its merger with Fentura Financial, Inc. ("Fentura"), with ChoiceOne continuing as the surviving corporation. The combined organization will be headquartered in Sparta, Michigan, and will operate under the ChoiceOne name and brand.

The consolidation of The State Bank, a wholly-owned subsidiary of Fentura, with and into ChoiceOne Bank, a wholly-owned subsidiary of ChoiceOne, is expected to be completed on March 14, 2025.

Under the terms of the merger agreement, each share of Fentura common stock outstanding immediately prior to the completion of the merger was converted into the right to receive 1.35 shares of ChoiceOne common stock. At the time of completion of the merger, Fentura had approximately 4,497,069 shares of common stock outstanding. Based on ChoiceOne's closing stock price of $31.79 as of February 28, 2025, the transaction is valued at approximately $193.0 million. As the initial accounting for the business combination is incomplete at the time of issuance of this 10-K, we will not be disclosing an opening balance sheet in accordance with ASC 805-10-50-4.

Sale of Interest Rate Swaps

On February 6, 2025, ChoiceOne sold $50 million of pay fixed receive floating interest rate swaps. The swaps have a fixed rate of 2.75% and a floating rate that will be determined periodically over the life of the swaps. This transaction resulted in a gain of approximately $3.6 million, which will be recognized over the 7 years remaining on the life of the swap. The sale of these swaps is part of ChoiceOne's ongoing strategy to manage interest rate risk and optimize its balance sheet.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Controls and Procedures

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

(b) Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2024 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2024, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2024, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework."

(d) Report of Independent Registered Public Accounting Firm

Plante & Moran, PLLC, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an audit report on our internal control over financial reporting as of December 31, 2024, as stated in their report above under Part II, Item 8 of this report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne's Board of Directors and Executive Officers and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information under the captions “Executive Compensation” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2024:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	80,857	$1.94	314,713
Equity compensation plans not approved by security holders	—	—	137,792
Total	80,857	$1.94	452,505

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Equity Incentive Plan of 2022, and the 2022 Employee Stock Purchase Plan. As of December 31, 2024, 141,996 shares remained available for future issuance under the Equity Incentive Plan of 2022 and 172,717 shares remained available for future issuance under the 2022 Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. The Stock Incentive Plan of 2012 has expired and no further issuance of shares is permitted under the plan other than upon the exercise or vesting of outstanding awards.

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are the only equity compensation plans not approved by security holders. The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation. Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The Directors' Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company's common stock thereunder and the Directors' Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company. As of December 31, 2024, 72,341 shares remained available for issuance under the Directors' Equity Compensation Plan and 65,451 shares remained available for issuance under the Directors' Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025, is incorporated herein by reference.

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Southfield, Michigan

PCAOB ID: 166

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2024 and 2023.

		Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2024, 2023, and 2022.

		Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 11, 2025.

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

19	Insider Trading Policy. Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2023. Here incorporated by reference.

21	Subsidiaries of ChoiceOne Financial Services, Inc.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. § 1350.

97

Incentive-Based Compensation Recoupment Policy. Previously filed as an exhibit to the ChoiceOne Financial Services, Inc.’s Form 10-K Annual Report for the year ended December 31, 2023. Here incorporated by reference.

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

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 11, 2025
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and	March 11, 2025
Kelly J. Potes	Director (Principal Executive Officer)

/s/ Adom J. Greenland	Chief Financial Officer and Treasurer (Principal Financial and	March 11, 2025
Adom J. Greenland	Accounting Officer)

*/s/ Jack G. Hendon	Chairman of the Board and Director	March 11, 2025
Jack G. Hendon

*/s/ Greg L. Armock	Director	March 11, 2025
Greg L. Armock

*/s/ Keith Brophy	Director	March 11, 2025
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 11, 2025
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 11, 2025
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 11, 2025
Eric E. Burrough

*/s/ Curt E. Coulter	Director	March 11, 2025
Curt E. Coulter

*/s/ Bruce John Essex, Jr.	Director	March 11, 2025
Bruce John Essex, Jr.

*/s/ Gregory A. McConnell	Director	March 11, 2025
Gregory A. McConnell

*/s/ Bradley F. McGinnis	Director	March 11, 2025
Bradley F. McGinnis

*/s/ Roxanne M. Page	Director	March 11, 2025
Roxanne M. Page

*/s/ Michelle M. Wendling	Director	March 11, 2025
Michelle M. Wendling

*/s/ Randy D. Hicks, M.D.	Director	March 11, 2025
Randy D. Hicks, M.D.

*/s/ Brian P. Petty	Director	March 11, 2025
Brian P. Petty

*By /s/ Adom J. Greenland
Attorney-in-Fact