Form 10-Q
period 2025-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2025-05-12
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the Registrant had 14,984,253 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2025	2024
Assets
Cash and due from banks	$137,105	$96,401
Time deposits in other financial institutions	2,316	350
Cash and cash equivalents	139,421	96,751

Equity securities, at fair value (Note 2)	9,328	7,782
Securities available for sale, at fair value (Note 2)	480,650	479,117
Securities held to maturity, at amortized cost net of credit losses (Note 2)	394,434	394,534
Federal Home Loan Bank stock	18,562	9,383
Federal Reserve Bank stock	12,357	5,307
Loans held for sale	3,941	7,288
Loans to other financial institutions (Note 3)	2,393	39,878
Core loans (Note 3)	2,922,562	1,505,762
Total loans held for investment (Note 3)	2,924,955	1,545,640
Allowance for credit losses (Note 3)	(34,567)	(16,552)
Loans, net	2,890,388	1,529,088

Premises and equipment, net	44,284	27,099
Other real estate owned, net	2,365	473
Cash value of life insurance policies	73,765	44,896
Goodwill	126,730	59,946
Intangible assets	35,153	1,096
Other assets	74,013	60,483
Total assets	$4,305,391	$2,723,243

Liabilities
Deposits – noninterest-bearing	$912,033	$524,945
Deposits – interest-bearing	2,672,401	1,652,647
Brokered deposits	67,295	36,511
Total deposits	3,651,729	2,214,103

Borrowings	137,330	175,000
Subordinated debentures	48,186	35,752
Other liabilities	41,078	37,973
Total liabilities	3,878,323	2,462,828

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 14,975,034 at March 31, 2025 and 8,965,483 at December 31, 2024	398,075	206,780
Retained earnings	73,316	91,414
Accumulated other comprehensive loss, net	(44,323)	(37,779)
Total shareholders’ equity	427,068	260,415
Total liabilities and shareholders’ equity	$4,305,391	$2,723,243

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2025	2024
Interest income
Loans, including fees	$32,641	$20,786
Securities:
Taxable	4,730	5,348
Tax exempt	1,409	1,412
Other	1,179	886
Total interest income	39,959	28,432

Interest expense
Deposits	10,716	8,777
Advances from Federal Home Loan Bank	2,052	441
Other	880	2,740
Total interest expense	13,648	11,958

Net interest income	26,311	16,474
Provision for (reversal of) credit losses on loans	13,163	403
Provision for (reversal of) credit losses on unfunded commitments	-	(403)
Net Provision for (reversal of) credit losses expense	13,163	-
Net interest income after provision	13,148	16,474

Noninterest income
Customer service charges	1,181	1,143
Credit and debit card fees	1,509	1,262
Insurance and investment commissions	295	198
Gains on sales of loans	444	454
Net gains on sales and write downs of other assets	10	1
Earnings on life insurance policies	389	495
Trust income	506	213
Change in market value of equity securities	107	35
Other	481	250
Total noninterest income	4,922	4,051

Noninterest expense
Salaries and benefits	10,320	7,831
Occupancy and equipment	1,719	1,462
Data processing	1,999	1,340
Communications	380	330
Professional fees	697	615
Supplies and postage	244	178
Advertising and promotional	256	150
Intangible amortization	680	203
FDIC insurance	455	375
Merger related expenses	17,203	-
Other	1,712	1,200
Total noninterest expense	35,665	13,684

(Loss) income before income tax (benefit) expense	(17,595)	6,841
Income tax (benefit) expense	(3,689)	1,207

Net (loss) income	$(13,906)	$5,634

Basic (loss) earnings per share (Note 4)	$(1.30)	$0.75
Diluted (loss) earnings per share (Note 4)	$(1.29)	$0.74
Dividends declared per share	$0.28	$0.27

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2025	2024
Net income	$(13,906)	$5,634

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	99	(3,170)
Income tax benefit (expense)	(21)	666
Less: reclassification adjustment for net (gain) loss included in net income	-	-
Income tax benefit (expense)	-	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	(4,578)	5,323
Income tax benefit (expense)	961	(1,118)
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-
Income tax benefit (expense)	-	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(3,539)	1,701

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-
Income tax benefit (expense)	-	-
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	70	56
Income tax benefit (expense)	(15)	(12)
Unrealized loss on held to maturity securities, net of tax	55	44

Change in net unrealized gain (loss) on cash flow hedge	(3,948)	6,086
Income tax benefit (expense)	830	(1,278)
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-
Income tax benefit (expense)	-	-
Less: amortization of net unrealized (gains) losses included in net income	73	887
Income tax benefit (expense)	(15)	(186)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(3,060)	5,509

Other comprehensive income (loss), net of tax	(6,544)	7,254

Comprehensive income (loss)	$(20,450)	$12,888

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2024	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			5,634		5,634
Other comprehensive income (loss)				7,254	7,254
Shares issued for directors and employee stock plans	7,040	90			90
Effect of employee stock purchases		11			11
Stock options exercised and issued	880
Stock-based compensation expense		172			172
Cash dividends declared ($0.27 per share)			(2,039)		(2,039)

Balance, March 31, 2024	7,556,137	$173,786	$77,294	$(44,324)	$206,756

Balance, January 1, 2025	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net (loss) income			(13,906)		(13,906)
Other comprehensive income (loss)				(6,544)	(6,544)
Shares issued for directors and employee stock plans	5,515	172			172
Effect of employee stock purchases		13			13
Stock-based compensation expense		177			177
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Dissolution of Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Cash dividends declared ($0.28 per share)			(4,192)		(4,192)

Balance, March 31, 2025	14,977,248	$398,075	$73,316	$(44,323)	$427,068

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(13,906)	$5,634
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	13,163	-
Depreciation	645	636
Amortization	2,989	2,427
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	190	295
Net change in market value of equity securities	(107)	(35)
Gains on sales of loans	(444)	(454)
Loans originated for sale	(12,127)	(18,507)
Proceeds from loan sales	15,725	17,427
Earnings on bank-owned life insurance	(389)	(299)
Earnings on death benefit from bank-owned life insurance	-	(196)
Deferred federal income tax (benefit)/expense	(3,689)	301
Net change in:
Other assets	115	(1,410)
Other liabilities	(8,637)	9,495
Net cash (used in) provided by operating activities	(6,472)	15,314

Cash flows from investing activities:
Sales of securities available for sale	78,856	-
Maturities, prepayments and calls of securities available for sale	4,477	5,879
Maturities, prepayments and calls of securities held to maturity	4,060	9,531
Purchases of securities available for sale	(371)	(466)
Purchases of equity securities	(75)	(20)
Purchases of securities held to maturity	(904)	-
Purchase of Federal Home Loan Bank stock	(7,050)	-
Loan originations and payments, net	2,101	(7,986)
Proceeds from bank owned life insurance death benefits claim		490
Additions to premises and equipment	(835)	(311)
Proceeds from derivative contracts, net	-	497
Proceeds from derivative contracts settlements	3,636	-
Cash received from merger with Fentura Financial, Inc.	173,082	-
Net cash provided by (used in) investing activities	256,977	7,614

Cash flows from financing activities:
Net change in deposits	5,745	63,793
Net change in short term borrowings	(207,501)	10,036
Issuance of common stock	172	56
Repurchase of common stock	(2,059)	-
Share based compensation withholding obligation	-	(78)
Cash dividends	(4,192)	(2,039)
Net cash provided by financing activities	(207,835)	71,768

Net change in cash and cash equivalents	42,670	94,696
Beginning cash and cash equivalents	96,751	55,433

Ending cash and cash equivalents	$139,421	$150,129

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,573	$15,278
Cash paid for income taxes	-	-
Noncash transactions:
Loans transferred to other real estate	157	-
Acquisition of assets from merger, net of cash	1,578,547	-
Acquisition of liabilities from merger	1,625,421	-
Issuance of common stock as consideration for merger	192,992	-

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

ChoiceOne owns all of the common securities of Community Shores Capital Trust I, Fentura Capital Trust I, and Fentura Capital Trust II (collectively, the “Capital Trusts”). Under U.S. generally accepted accounting principles (“GAAP”), the Capital Trusts are not consolidated because each is a variable interest entity and ChoiceOne is not the primary beneficiary.

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Events

On March 1, 2025, ChoiceOne completed the merger (the “Merger”) of Fentura Financial, Inc. (“Fentura”), the former parent company of The State Bank, with and into ChoiceOne with ChoiceOne surviving the merger. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank with ChoiceOne Bank surviving the consolidation. Accordingly, the reported consolidated financial results for the first quarter ended March 31, 2025 include financial results for ChoiceOne and ChoiceOne Bank and, from and after March 1, 2025, Fentura and The State Bank.

On July 26, 2024, ChoiceOne completed an underwritten public offering of 1,380,000 shares of its common stock at a price to the public of $25.00 per share (the “Common Stock Offering”). The aggregate gross proceeds of the Common Stock Offering were approximately $34.5 million before deducting underwriting discounts and estimated offering expenses. The proceeds from the Common Stock Offering qualify as tangible common equity and Tier 1 common equity.

Identification and Classification of Merger-Related Expenses

Merger-related expenses are costs incurred directly in connection with the company's merger and acquisition activities and are expensed in the period in which the costs are incurred and services are received. The costs to issue equity securities associated with the merger are netted against the value of the securities issued. These expenses include legal fees for negotiation and drafting of merger agreements, accounting and auditing fees related to due diligence and financial statement preparation, consulting fees for strategic advisory services specific to the merger, costs related to regulatory filings and compliance, expenses for integration planning and execution (including IT, systems integration, and contract terminations), severance and retention bonuses for employees affected by the merger, and travel and accommodation expenses directly related to merger activities.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties, and actual results may differ from these estimates. Estimates associated with the allowance for credit losses, the unrealized gains and losses on securities available for sale and held to maturity, and the fair value measurement of acquired assets and liabilities associated with the Merger are particularly susceptible to change.

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

Core Deposit Intangible

Core deposit intangible represents the value of the acquired customer core deposit bases and is included as an asset on the consolidated balance sheets. The core deposit intangible has an estimated finite life, is amortized on an accelerated basis over its useful life and is subject to periodic impairment evaluation.

Stock Transactions

A total of 3,301 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $118,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2025. A total of 2,214 shares for a cash price of $54,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2025. ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in the first quarter of 2025.

On March 1, 2025, ChoiceOne issued 6,070,836 shares of common stock at a net cost of $193.0 million as consideration in the Merger.

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

The discounted cash flow methodology is utilized for all loan pools included in the general component. This methodology is supported by our CECL software provider and allows management to automatically calculate contractual life by factoring in all cash flows and adjusting them for behavioral and credit-related aspects.

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of March 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the first quarter of 2025; however, the effect was insignificant.

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

ACL for Purchased Loans: With and Without Credit Deterioration

Acquired loans are initially recorded at fair value. ChoiceOne’s accounting methods for acquired loans depend on whether or not the loan reflects more than insignificant credit deterioration since origination at the date of acquisition. ChoiceOne estimated the valuation mark on acquired loans to be a reduction of $64.7 million related to the Merger. This valuation mark contained two separate populations: a valuation mark on loans purchased with credit deterioration ("PCD loans") of $13.1 million and a valuation mark on loans purchased without credit deterioration ("Non-PCD loans") of $51.6 million. ChoiceOne estimates $59.8 million of the total valuation mark will be accretable to interest income.

Purchased Loans with Credit Deterioration

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of acquisition are classified as purchased credit deteriorated (PCD) loans. PCD loans are recorded at fair value plus the ACL expected at the time of acquisition. Under this method, there is no provision for credit losses on acquisition of PCD loans. The allowance for credit losses of $4.9 million was recorded as the credit mark on PCD loans. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The non-credit-related difference between fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Purchased Loans Without Credit Deterioration

Loans not considered purchased credit deteriorated (Non-PCD) loans do not reflect more than insignificant credit deterioration since origination at the date of acquisition. These loans are recorded at fair value and an increase to the allowance for credit losses (ACL) is recorded with a corresponding increase to the provision for credit losses at the date of acquisition. The difference between fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. The provision for credit losses of $12.0 million was expensed on March 1, 2025 due to the acquisition of $1.3 billion of Non-PCD loans in the Merger.

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At March 31, 2025, there was no ACL related to debt securities AFS.

Securities Held to Maturity ("HTM") – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.3 million and $2.0 million at March 31, 2025 and December 31, 2024, respectively, and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At March 31, 2025 and December 31, 2024, the ACL related to HTM securities is insignificant.

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.9 million after tax as of March 31, 2025.

ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

March 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,549	$375	$(596)	$9,328

December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,043	$397	$(658)	$7,782

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	March 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$993	$-	$-	$993
U.S. Treasury notes and bonds	94,451	6	(7,704)	86,753
State and municipal	263,464	-	(39,224)	224,240
Mortgage-backed	177,779	63	(18,502)	159,340
Corporate	250	-	(38)	212
Asset-backed securities	9,267	-	(155)	9,112
Total	$546,204	$69	$(65,623)	$480,650

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,979	$-	$(224)	$2,755
State and municipal	199,997	4	(29,025)	170,976
Mortgage-backed	170,795	4	(19,244)	151,555
Corporate	20,503	26	(1,750)	18,779
Asset-backed securities	160	-	(2)	158
Total	$394,434	$34	$(50,245)	$344,223

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$89,875	$-	$(9,373)	$80,502
State and municipal	258,815	-	(30,579)	228,236
Mortgage-backed	181,863	62	(20,955)	160,970
Corporate	250	-	(38)	212
Asset-backed securities	9,387	-	(190)	9,197
Total	$540,190	$62	$(61,135)	$479,117

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,978	$-	$(279)	$2,699
State and municipal	196,510	5	(31,477)	165,038
Mortgage-backed	174,323	7	(21,963)	152,367
Corporate	20,495	29	(1,803)	18,721
Asset-backed securities	228	-	(5)	223
Total	$394,534	$41	$(55,527)	$339,048

Available for sale securities with unrealized losses as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$82,054	$7,704	$82,054	$7,704
State and municipal	849	-	223,246	39,224	224,095	39,224
Mortgage-backed	6,694	41	140,863	18,461	147,557	18,502
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	9,112	155	9,112	155
Total temporarily impaired	$7,543	$41	$455,487	$65,582	$463,030	$65,623

	December 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,502	$9,373	$80,502	$9,373
State and municipal	-	-	228,236	30,579	228,236	30,579
Mortgage-backed	963	1	142,170	20,954	143,133	20,955
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	9,197	190	9,197	190
Total temporarily impaired	$963	$1	$460,317	$61,134	$461,280	$61,135

Held to maturity securities with unrealized losses as of March 31, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,756	$224	$2,756	$224
State and municipal	6,100	126	164,156	28,899	170,256	29,025
Mortgage-backed	4,347	23	140,699	19,221	145,046	19,244
Corporate	-	-	16,650	1,750	16,650	1,750
Asset-backed securities	-	-	157	2	157	2
Total temporarily impaired	$10,447	$149	$324,418	$50,096	$334,865	$50,245

	December 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,699	$279	$2,699	$279
State and municipal	5,262	630	159,558	30,847	164,820	31,477
Mortgage-backed	2,350	11	141,970	21,952	144,320	21,963
Corporate	-	-	16,591	1,803	16,591	1,803
Asset-backed securities	-	-	223	5	223	5
Total temporarily impaired	$7,612	$641	$321,041	$54,886	$328,653	$55,527

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three months ended March 31, 2025 and March 31, 2024 on AFS securities.

The majority of unrealized losses at March 31, 2025, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On March 31, 2025, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on March 31, 2025, 43% were issued by US government sponsored entities and agencies, and rated AA, 44% are AAA rated private issue and collateralized mortgage obligation, and 13% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

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

Presented below is a schedule of maturities of securities as of March 31, 2025. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Government and federal agency	$993	$-	$-	$-	$993
U.S. Treasury notes and bonds	$-	$86,753	$-	$-	$86,753
State and municipal	2,250	13,660	33,334	174,996	224,240
Corporate	-	-	212	-	212
Asset-backed securities	-	6,646	2,466	-	9,112
Total debt securities	3,243	107,059	36,012	174,996	321,310

Mortgage-backed securities	3,179	79,133	58,288	18,740	159,340
Total Available for Sale	$6,422	$186,192	$94,300	$193,736	$480,650

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Government and federal agency	$-	$2,979	$-	$-	$2,979
State and municipal	3,570	21,577	94,989	79,861	199,997
Corporate	-	-	20,503	-	20,503
Asset-backed securities	160	-	-	-	160
Total debt securities	3,730	24,556	115,492	79,861	223,639

Mortgage-backed securities	5,512	85,893	79,390	-	170,795
Total Held to Maturity	$9,242	$110,449	$194,882	$79,861	$394,434

Following is information regarding unrealized gains and losses on equity securities for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
(Dollars in thousands)
Net gains and (losses) recognized during the period	$107	$35
Less: Net gains and (losses) recognized during the period on securities sold	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$107	$35

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$48,165	1.6%	$48,221	3.1%	(0.1)%
Commercial and Industrial	345,138	11.8%	228,256	14.8%	51.2%
Commercial Real Estate	1,757,598	60.1%	901,130	58.3%	95.0%
Consumer	30,932	1.1%	29,412	1.9%	5.2%
Construction Real Estate	18,067	0.6%	17,042	1.1%	6.0%
Residential Real Estate	722,662	24.7%	281,701	18.2%	156.5%
Loans to Other Financial Institutions	2,393	0.1%	39,878	2.6%	(94.0)%
Gross Loans	$2,924,955		$1,545,640

Allowance for credit losses	34,567	1.18%	16,552	1.07%

Net loans	$2,890,388		$1,529,088

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		And		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses Three Months Ended March 31, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963	-	1,791	-	168	-	4,924
Charge-offs	-	-	(133)	-	-	(22)	-	(155)
Recoveries	-	2	60	-	-	21	-	83
Provision	128	278	43	9,476	31	3,263	(56)	13,163
Ending balance	$220	$5,503	$703	$20,727	$90	$7,320	$4	$34,567

Loans
March 31, 2025
Ending loan balance	$48,165	$345,138	$30,932	$1,757,598	$18,067	$722,662	$2,393	$2,924,955

The outstanding balance and related allowance on PCD loans as of March 1, 2025 (the acquisition date) and March 31, 2025 is as follows (in thousands):

	As of March 1, 2025		As of March 31, 2025
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
(dollars in thousands)
Agricultural	$611	$2	$465	$2
Commercial and Industrial	13,572	2,960	13,237	2,963
Commercial Real Estate	79,444	1,791	78,775	1,791
Consumer	32	0	30	0
Residential Real Estate	19,252	171	18,837	168
Total	$112,911	$4,924	$111,344	$4,924

There were no PCD loans in the prior year.

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses
December 31, 2024
Ending balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552

Loans
December 31, 2024
Ending loan balance	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878	$1,545,640

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Loans to Other
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Financial Institution	Unallocated	Total
Allowance for Credit Losses Three Months Ended March 31, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$-	$15,685
Charge-offs	-	(1)	(123)	-	-	-	-	-	(124)
Recoveries	-	9	60	-	-	4	-	-	73
Provision	3	19	158	347	(9)	(135)	20	-	403
Ending balance	$97	$2,243	$918	$9,167	$49	$3,513	$50	$-	$16,037

The provision for credit losses on loans was $13.1 million in the first quarter of 2025, due primarily to $12.0 million of expense for the acquisition of $1.3 billion of non-PCD loans in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The allowance for credit losses also increased by $4.9 million as the credit mark on PCD loans migrated into the reserve in accordance with CECL guidelines.

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

The following table reflects the amortized cost basis of loans as of March 31, 2025 based on year of origination (dollars in thousands):

Commercial:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$1,986	$4,425	$1,948	$4,222	$5,134	$20,779	$38,494	$9,324	$47,818
Special mention	-	-	-	-	-	166	166	-	166
Substandard	-	-	-	-	-	181	181	-	181
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$1,986	$4,425	$1,948	$4,222	$5,134	$21,126	$38,841	$9,324	$48,165
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$9,098	$50,277	$27,763	$44,664	$16,233	$28,733	$176,768	$159,341	$336,109
Special mention	-	-	-	194	181	143	518	-	518
Substandard	-	120	4,912	54	1,580	1,845	8,511	-	8,511
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,098	$50,397	$32,675	$44,912	$17,994	$30,721	$185,797	$159,341	$345,138
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$68,191	$193,289	$173,703	$376,515	$250,344	$455,879	$1,517,921	$209,614	$1,727,535
Special mention	-	-	-	7,866	1,583	12,803	22,252	-	22,252
Substandard	-	112	1,763	1,373	-	4,426	7,674	137	7,811
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$68,191	$193,401	$175,466	$385,754	$251,927	$473,108	$1,547,847	$209,751	$1,757,598
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$79,275	$248,223	$210,089	$434,888	$275,055	$524,955	$1,772,485	$378,416	$2,150,901

Retail:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$1,647	$6,108	$6,766	$7,952	$4,513	$3,132	$30,118	$778	$30,896
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	7	24	3	-	2	36	-	36
Total	$1,647	$6,115	$6,790	$7,955	$4,513	$3,134	$30,154	$778	$30,932
Current year-to-date gross write-offs (1)	$-	$-	$27	$-	$-	$-	$27	$-	$27

Construction real estate
Performing	$490	$898	$-	$-	$515	$-	$1,903	$15,935	$17,838
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	229	229
Total	$490	$898	$-	$-	$515	$-	$1,903	$16,164	$18,067
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$12,931	$57,633	$71,934	$174,010	$116,966	$173,178	$606,652	$107,531	$714,183
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	73	334	2,851	1,484	3,626	8,368	111	8,479
Total	$12,931	$57,706	$72,268	$176,861	$118,450	$176,804	$615,020	$107,642	$722,662
Current year-to-date gross write-offs (1)	$-	$-	$-	$4	$18	$-	$22	$-	$22

Loans to Other Financial Institutions
Performing	$2,393	$-	$-	$-	$-	$-	$2,393	$-	$2,393
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,393	$-	$-	$-	$-	$-	$2,393	$-	$2,393
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$17,461	$64,719	$79,058	$184,816	$123,478	$179,938	$649,470	$124,584	$774,054

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first three months of 2025 were $106,000 or an annualized $424,000 compared to $607,000 during the full year 2024.

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

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first three months of 2025 were $106,000 or an annualized $424,000 compared to $607,000 during the full year 2024.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the first three months of 2025 and the full year 2024.

For the period ended:	March 31, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$135	0%
Total	$135

For the period ended:	December 31, 2024

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	121	0%
Total	$121

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the first three months of 2025 and the full year 2024.

For the period ended:	March 31, 2025
Term Extension
Residential real estate	Provided with new payment schedule to catch up on past due balance

For the period ended:	December 31, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	March 31, 2025
(Dollars in thousands)	Term extension

Residential real estate	$135
Total	$135

For the period ended:	December 31, 2024
(Dollars in thousands)	Term extension

Residential real estate	121
Total	$121

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	March 31, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$135	$-	$-	$135
Total	$135	$-	$-	$135

For the period ended:	December 31, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$-	$121	$121
Total	$-	$-	$121	$121

Nonaccrual loans by loan category were as follows:

As of March 31, 2025
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Agricultural	$-	$166	$-
Commercial and industrial	-	6,958	-
Consumer	-	36	-
Construction real estate	-	229	-
Commercial real estate	-	921	-
Residential real estate	1,020	8,479	-
Total nonaccrual loans	$1,020	$16,789	$-

As of December 31, 2024
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Consumer	$-	$8	$1
Construction real estate	-	229	9
Residential real estate	806	3,467	71
Total nonaccrual loans	$806	$3,704	$81

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2025
Agricultural	$38	$-	$-	$38	$48,127	$48,165	$-
Commercial and industrial	78	27	5,032	5,137	340,001	345,138	-
Consumer	142	14	35	191	30,741	30,932	-
Commercial real estate	9,128	79	921	10,128	1,747,470	1,757,598	-
Construction real estate	1,314	-	229	1,543	16,524	18,067	-
Residential real estate	17,754	913	2,160	20,827	701,835	722,662	-
Loans to Other Financial Institutions	-	-	-	-	2,393	2,393	-
	$28,454	$1,033	$8,377	$37,864	$2,887,091	$2,924,955	$-

Residential real estate loans past due 30 to 59 days were elevated at March 31, 2025 primarily due to timing of payment vouchers. Approximately $7.1 million of this category was paid current within 10 days following quarter end.

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

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2025	2024
Basic
Net (loss) income	$(13,906)	$5,634

Weighted average common shares outstanding	10,676,068	7,552,680

Basic (loss) earnings per common shares	$(1.30)	$0.75

Diluted
Net (loss) income	$(13,906)	$5,634

Weighted average common shares outstanding	10,676,068	7,552,680
Plus dilutive stock options and restricted stock units	64,016	47,336

Weighted average common shares outstanding and potentially dilutive shares	10,740,084	7,600,016

Diluted (loss) earnings per common share	$(1.29)	$0.74

There were no stock options that were considered anti-dilutive to earnings per share for the three months ended March 31, 2025 and 4,500 stock options that were considered anti-dilutive to earnings per share for the three months ended March 31, 2024.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Assets
Cash and cash equivalents	$139,421	$139,421	$139,421	$-	$-
Equity securities at fair value	9,328	9,328	5,571	-	3,757
Securities available for sale	480,650	480,650	86,753	393,897	-
Securities held to maturity	394,434	344,223	-	327,133	17,090
Federal Home Loan Bank and Federal
Reserve Bank stock	30,919	30,919	-	30,919	-
Loans held for sale	3,941	4,059	-	4,059	-
Loans, net	2,890,388	2,820,588	-	-	2,820,588
Accrued interest receivable	17,070	17,070	-	17,070	-
Interest rate lock commitments	95	95	-	95	-
Interest rate derivative contracts	11,712	11,712	-	11,712	-
Loan swaps	1,271	1,271	-	1,271	-

Liabilities
Noninterest-bearing deposits	912,033	912,033	912,033	-	-
Interest-bearing deposits	2,672,401	2,671,235	-	2,671,235	-
Brokered deposits	67,295	67,534	-	67,534	-
Borrowings	137,330	137,517	-	137,517	-
Subordinated debentures	48,186	43,265	-	43,265	-
Accrued interest payable	3,769	3,769	-	3,769	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	1,283	1,283	-	1,283	-

December 31, 2024
Assets
Cash and cash equivalents	$96,751	$96,751	$96,751	$-	$-
Equity securities at fair value	7,782	7,782	4,838	-	2,944
Securities available for sale	479,117	479,117	80,502	398,615	-
Securities held to maturity	394,534	339,048	-	324,591	14,457
Federal Home Loan Bank and Federal
Reserve Bank stock	14,690	14,690	-	14,690	-
Loans held for sale	7,288	7,507	-	7,507	-
Loans, net	1,529,088	1,496,704	-	-	1,496,704
Accrued interest receivable	10,376	10,376	-	10,376	-
Interest rate lock commitments	95	95	-	95	-
Interest rate derivative contracts	23,649	23,649	-	23,649	-
Interest rate swaps	686	686	-	686	-

Liabilities
Noninterest-bearing deposits	524,945	524,945	524,945	-	-
Interest-bearing deposits	1,652,647	1,652,169	-	1,652,169	-
Brokered deposits	36,511	36,508	-	36,508	-
Borrowings	175,000	175,139	-	175,139	-
Subordinated debentures	35,752	32,895	-	32,895	-
Accrued interest payable	1,694	1,694	-	1,694	-
Interest rate swaps	686	686	-	686	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - March 31, 2025
Equity securities	$5,571	$-	$3,757	$9,328

Investment Securities, Available for Sale - March 31, 2025
U. S. Government and federal agency	$-	$993	$-	$993
U.S. Treasury notes and bonds	86,753	-	-	86,753
State and municipal	-	224,240	-	224,240
Mortgage-backed	-	159,340	-	159,340
Corporate	-	212	-	212
Asset-backed securities	-	9,112	-	9,112
Total	$86,753	$393,897	$-	$480,650

Derivative Instruments - March 31, 2025
Interest rate derivative contracts - assets	$-	$11,712	$-	$11,712
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Loan Swaps - March 31, 2025
Loan swaps - assets	$-	$1,271	$-	$1,271
Loan swaps - liabilities	$-	$1,283	$-	$1,283

Equity Securities Held at Fair Value - December 31, 2024
Equity securities	$4,838	$-	$2,944	$7,782

Investment Securities, Available for Sale - December 31, 2024
U. S. Treasury notes and bonds	$80,502	$-	$-	$80,502
State and municipal	-	228,236	-	228,236
Mortgage-backed	-	160,970	-	160,970
Corporate	-	212	-	212
Asset-backed securities	-	9,197	-	9,197
Total	$80,502	$398,615	$-	$479,117

Derivative Instruments - December 31, 2024
Interest rate derivative contracts - assets	$-	$23,649	$-	$23,649
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Loan Swaps - December 31, 2024
Interest rate swaps - assets	$-	$686	$-	$686
Interest rate swaps - liabilities	$-	$686	$-	$686

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Three Months Ended
(Dollars in thousands)	March 31,
	2025	2024
Equity Securities Held at Fair Value
Balance, January 1	$2,944	$2,756
Total realized and unrealized (losses) gains included in noninterest income	58	79
Net purchases, sales, calls, and maturities	755	20
Net transfers into Level 3	-	-
Balance, March 31,	$3,757	$2,855

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	$9	$1

Of the Level 3 assets that were held by the Company at March 31, 2025, the net unrealized gain as of March 31, 2025 was $375,000, compared to $291,000 as of March 31, 2024. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $755,000 and $20,000 of Level 3 securities were purchased during the three months ended 2025 and 2024, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
March 31, 2025	$1,155	$-	$-	$1,155
December 31, 2024	$1,887	$-	$-	$1,887

Other Real Estate
March 31, 2025	$2,365	$-	$-	$2,365
December 31, 2024	$473	$-	$-	$473

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Customer service charges	$1,181	$1,143
Credit and debit card fees	1,509	1,262
Investment commission income	295	198
Trust fee income	506	213
Other charges and fees for customer services	162	149
Noninterest income from contracts with customers within the scope of ASC 606	3,653	2,965
Noninterest income within the scope of other GAAP topics	1,269	1,086
Total noninterest income	$4,922	$4,051

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges. These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans. The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Pay Floating Swap Agreements pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%. In March 2023, ChoiceOne terminated all Pay Floating Swap Agreements for a cash payment of $4.2 million. The loss was amortized into interest income over 13 months, which was the remaining period of the swap agreements. During the first quarter of 2024, $205,000 of the loss was amortized, and as of April 2024, the loss was fully amortized.

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreement will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which began in April 2024. Net settlements on the Pay Fixed Swap Agreement were $750,000 for the three months ended March 31, 2025 compared to $0 in the prior year for the same time period, which reduced interest expense.

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bond equal to 3.4030%. ChoiceOne adopted ASC 2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with available-for-sale fixed rate bonds initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and are included in interest income.

On February 6, 2025, ChoiceOne sold $50 million of pay fixed receive floating interest rate swaps. The sold swaps had a fixed rate of 2.75% and a floating rate that will be determined periodically over the life of the swaps. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. On

March 31, 2025, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $351.0 million, a weighted average coupon of 3.12%, a fair value of $11.7 million and an average remaining contract length of 7.1 years.

These derivative instruments change in value as rates rise or fall inverse to the change in unrealized losses of the available for sale portfolio due to rates. Settlements from swaps amounted to $1.3 million for the first quarter of 2025 compared to $1.0 million for the first quarter of 2024, which were included in interest income.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$11,712	Other Assets	$23,649
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended March 31, 2025		Three months ended March 31, 2024
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$550	$(750)	$58	$-

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$4,578	$-	$(5,323)	$-
Derivatives designated as hedging instruments	$(4,534)	$-	$5,265	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$-	$(887)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$73	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

March 31, 2025
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$219,204	$(3,024)

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

The table below presents the notional and fair value of these derivative instruments as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$72,855	Other Assets	$1,271
Derivative liabilities
Interest rate swaps	$72,855	Other Liabilities	$1,283

	December 31, 2024
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$56,526	Other Assets	$686
Derivative liabilities
Interest rate swaps	$56,526	Other Liabilities	$686

The fair value of interest rate swaps in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk related to these agreements was $1.3 million and $686,000 as of March 31, 2025 and December 31, 2024, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset, however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent bank was $1.3 million and $686,000 at March 31, 2025 and December 31, 2024, respectively. Cash pledged as collateral to the correspondent bank was $1.9 million and $0 at March 31, 2025 and December 31, 2024, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $72.9 million as of March 31, 2025 and $56.5 million at December 31, 2024. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

The following represents the contractual maturities of Federal Home Loan Bank Advances:

(Dollars in thousands)	March 31, 2025	December 31, 2024

Maturity of January 2025 with fixed interest rate of 4.48%	$-	$135,000
Maturity of April 2025 with fixed interest rate of 4.49%	40,000
Maturity of May 2025 with fixed interest rate of 0.60%	10,000
Maturity of July 2025 with fixed interest rate of 4.88%	20,000	20,000
Maturity of December 2025 with fixed interest rate of 4.11%	10,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2027 with fixed interest rate of 3.76%	20,000
Total contractual advances outstanding at period end	$130,000	$175,000

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $203.8 million and securities with a carrying value of approximately $282.4 million at March 31, 2025. Based on this collateral, the Bank was eligible to borrow an additional $359.2 million at March 31, 2025. Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $204.4 million and securities with a carrying value of approximately $265.5 million at December 31, 2024.

Advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $358.1 million and loans with a carrying value of approximately $516.3 million at March 31, 2025. Based on this collateral, the Bank was eligible to borrow an additional $716.1 million at March 31, 2025. As of December 31, 2024, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $349.9 million and loans pledged with a carrying value of approximately $460.6 million.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 7.5% at March 31, 2025. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds. ChoiceOne was in compliance with all covenants as of March 31, 2025. The line of credit balance was $7.7 million at March 31, 2025.

ChoiceOne acquired trust preferred securities in the acquisition of Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month LIBOR and the rate was 4.56% at March 31, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at March 31, 2025 were $10.8 million consisting of $12.0 million in trust preferred securities less $1.2 million in merger fair value adjustments, which is being amortized over the next 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I (under the variable72interest entity rules), and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month LIBOR and the rate was 4.33% at March 31, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at March 31, 2025 were $1.6 million consisting of $2.0 million in trust preferred securities less $416,000 in merger fair value adjustments, which is being amortized over the next 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura

Capital Trust II (under the variable72interest entity rules), and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

Note 10 – Segment Reporting

Segment Reporting

ChoiceOne operates in one reportable segment, which is community banking. ChoiceOne provides a full range of financial services to individual and business customers through its network of branches and ATMs. ChoiceOne’s products and services include deposit accounts, loans, mortgage banking, and other financial services.

At ChoiceOne, the Chief Operating Decision Maker (CODM) is the Chief Executive Officer. The CODM evaluates key metrics, such as consolidated net income and its major components, to develop strategies and allocate resources effectively. This analysis involves receiving comprehensive financial information on a consolidated basis, which includes actual and budgeted data, credit quality metrics, net income, earnings per share, loan originations, deposit growth, total non-interest income, and non-interest expense.

Entity-Wide Disclosures

Products and Services: ChoiceOne's revenues are derived from a variety of financial products and services, including interest income from loans and investments, fees from deposit accounts, and income from mortgage banking activities.

Geographic Areas: ChoiceOne operates primarily in the state of Michigan, with a significant portion of its revenues generated from customers located in Michigan. ChoiceOne does not have any operations outside of the United States.

Major Customers: ChoiceOne does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Total Revenues	$44,881	$32,483
Net (loss) Income	$(13,906)	$5,634
Total Assets	$4,305,391	$2,670,699

NOTE 11 – BUSINESS COMBINATION

On March 1, 2025, ChoiceOne completed the Merger, in an all stock transaction, of Fentura, the former parent company of The State Bank, with and into ChoiceOne, with ChoiceOne surviving the Merger. The primary reason for the Merger was to expand ChoiceOne's market presence and enhance its financial strength by integrating Fentura's substantial customer base. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank, with ChoiceOne Bank surviving the consolidation. Fentura had 20 branch offices and one loan production office as of the date of the Merger. Total assets acquired in the Merger were approximately $1.8 billion, including total loans of approximately $1.4 billion. Total deposits acquired in the Merger, the majority of which were core deposits, totaled approximately $1.4 billion. The impact of the Merger has been included in ChoiceOne’s results of operations since March 1, 2025. As consideration in the Merger, ChoiceOne issued 6,070,836 shares of ChoiceOne common stock with an approximate total value of $193.0 million. The results of Merger are included in the results of ChoiceOne subsequent to the merger date. Transaction costs incurred after the merger date were primarily in salaries and employee benefits and legal and consulting in the Consolidated Statements of Operations, as well as a $12.0 million provision for credit losses. The initial accounting for the business combination has been determined provisionally for the fair value of certain assets and liabilities, including loans, core deposit intangible, and deferred taxes. Management expects to finalize calculations supporting the fair value of these assets and liabilities during the measurement period.

The table below presents the allocation of purchase price for the Merger with Fentura (dollars in thousands):

Purchase Price

Consideration	$192,992

Net assets acquired:
Cash and cash equivalents	173,082
Securities available for sale	90,696
Federal Home Loan Bank and Federal Reserve Bank stock	9,179
Originated loans	1,376,721
Premises and equipment	16,664
Other real estate owned	1,735
Intangible assets	34,737
Other assets	48,815
Total assets	1,751,629

Non-interest bearing deposits	404,497
Interest bearing deposits	1,027,384
Total deposits	1,431,881
Borrowing	169,786
Subordinated debentures	12,344
Other liabilities	11,410
Total liabilities	1,625,421

Net assets acquired	126,208

Goodwill	$66,784

The proforma information below reflects adjustments made to exclude the impact of after-tax merger - related expenses of $13.8 million and the non-recurring provision for credit losses on acquired loans of $9.5 million for the first quarter of 2025 and include such expenses in the first quarter of 2024. Adjustments also included adjusting net interest income by the estimated accretion of fair value marks on acquired loans of $1.6 million in 2025 and $2.4 million in 2024. Additionally, the net income (loss) was adjusted to reflect the after tax impact of the interest income offset by the impact of intangible amortization of $1.1 million and $1.6 million in 2025 and 2024, respectively, resulting in an after tax adjustment to net income (loss) of $433,000 and $649,000 in 2025 and 2024, respectively.

	Three Months Ended
	March 31,
(Dollars in thousands)	2025	2024
Net interest income plus other income	$42,566	$37,506
Net income (loss)	$10,494	$(14,143)

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of the Company or the consolidated results of operations which would have resulted had ChoiceOne acquired Fentura during the periods presented.

ChoiceOne has determined that it is impractical to report the amounts of revenue and earnings of legacy Fentura since the Merger date due to the integration of operations shortly after the merger date. Accordingly, reliable and separate complete revenue and earnings information is no longer available. In addition, such amounts would require significant estimates related to the proper allocation of Merger cost savings that cannot be objectively made.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2024. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

NON-GAAP FINANCIAL MEASURES

In addition to results presented in accordance with GAAP, this report includes certain non-GAAP financial measures. ChoiceOne believes these non-GAAP financial measures provide additional information that is useful to investors in helping to understand underlying financial performance and condition and trends of ChoiceOne.

Non-GAAP financial measures have inherent limitations. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, non-GAAP measures are used as comparative tools, together with GAAP measures, to assist in the evaluation of operating performance or financial condition. These measures are also calculated using the appropriate GAAP or regulatory components in their entirety and are computed in a manner intended to facilitate consistent period-to-period comparisons. ChoiceOne’s method of calculating these non-GAAP measures may differ from methods used by other companies. These non-GAAP measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP or in-effect regulatory requirements.

Where non-GAAP financial measures are used, the most directly comparable GAAP or regulatory financial measure, as well as the reconciliation to the most directly comparable GAAP or regulatory financial measure, can be found in the tables to this news release under the heading non-GAAP reconciliation.

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

On March 1, 2025, ChoiceOne completed the merger (the “Merger”) of Fentura Financial, Inc. (“Fentura”), the former parent company of The State Bank, with and into ChoiceOne with ChoiceOne surviving the Merger. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank with ChoiceOne Bank surviving the consolidation. Accordingly, the reported consolidated financial results for the first quarter ended March 31, 2025 include financial results for ChoiceOne and ChoiceOne Bank and, from and after March 1, 2025, Fentura and The State Bank. Following the Merger, ChoiceOne is the third largest publicly traded bank headquartered in Michigan with approximately $4.3 billion in consolidated total assets and 56 offices in Western, Central and Southeastern Michigan.

With recent news of tariffs expected to impact the automotive industry, ChoiceOne performed a review of loans in the automotive sector. ChoiceOne has total outstanding loans to businesses in the automotive sector of $99.3 million, which represents 3.4% of gross loans (excluding loans held for sale). These loans are primarily to Tier 2 and Tier 3 suppliers, many of which serve multiple industries and manufacturers. The average balance of these loans was $409,000. Although ChoiceOne's exposure is low as a percentage of the portfolio, we will continue to monitor these relationships closely.

RESULTS OF OPERATIONS

ChoiceOne reported net loss of $13,906,000 for the three months ended March 31, 2025, compared to net income of $5,634,000 for the same period in 2024. Net income excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes was $9,310,000 for the three months ended March 31, 2025. Diluted loss per share was $1.29 for the three months ended March 31, 2025, compared to diluted earnings per share of $0.74 in the same period in the prior year. Diluted earnings per share excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes was $0.86 for the three months ended March 31, 2025.

A reconciliation for non-GAAP adjusted net income and adjusted earnings per share to GAAP net income and earnings (loss) per share follows:

	Three Months Ended
	March 31,
	2025	2024
(In Thousands, Except Per Share Data)
Net (loss) income	$(13,906)	$5,634

Merger related expenses net of tax	13,753	-
Merger related provision for credit losses, net of tax (1)	9,463	-
Adjusted net income (Non-GAAP)	$9,310	$5,634

Weighted average number of shares	10,676,068	7,552,680
Diluted average shares outstanding	10,740,077	7,600,016
Basic earnings (loss) per share	$(1.30)	$0.75
Diluted earnings (loss) per share	$(1.29)	$0.74
Adjusted basic earnings per share (Non-GAAP)	$0.87	$0.75
Adjusted diluted earnings per share (Non-GAAP)	$0.86	$0.74

(1) Merger related provision for credit losses represents the calculated credit loss on Non-PCD loans acquired during the Merger on March 1, 2025.

As of March 31, 2025, total assets were $4.3 billion, an increase of $1.6 billion compared to March 31, 2024. The growth is primarily attributed to the Merger. This growth was offset by a $28.5 million reduction in securities on March 31, 2025 compared to March 31, 2024, as ChoiceOne chose to restructure much of the acquired security portfolio purchased in the Merger, and reduce high cost wholesale funding. ChoiceOne has actively managed its balance sheet to support organic loan growth with a loan to deposit ratio of 80.21% at March 31, 2025.

Core loans, which exclude held for sale loans and loans to other financial institutions, grew organically by $40.1 million or 10.6% on an annualized basis during the first quarter of 2025 and $157.3 million or 11.3% during the twelve months ended March 31, 2025. Core loans grew by $1.4 billion through acquisition for the three months ended March 31, 2025. Loan interest income increased $11.9 million in the first quarter of 2025 compared to the same period in 2024. Interest income for the three months ended March 31, 2025 includes $2.8 million of purchased loan interest accretion income related to the Merger. Loans to other financial institutions decreased by $27.6 million from March 31, 2024 to March 31, 2025. These loans consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates that fluctuate in line with the national mortgage market. This decline is attributed to ChoiceOne's strategic shift towards a higher percentage of internally driven originations.

Deposits, excluding brokered deposits, increased by $1.4 billion as of March 31, 2025, compared to the same period in 2024. This growth was primarily driven by the addition of $1.4 billion in deposits from the Merger, complemented by $48.7 million in organic growth. Not including the impact of the Merger, deposits, excluding brokered deposits, grew organically by $15.0 million in the first quarter of 2025. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At March 31, 2025, total available borrowing capacity secured by pledged assets was $945.3 million. ChoiceOne can increase its capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.2 billion or 33.9% of deposits at March 31, 2025.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. On February 6, 2025, ChoiceOne sold $50 million of pay fixed receive floating interest rate swaps. The sold swaps had a fixed rate of 2.75% and a floating rate that will be determined periodically over the life of the swaps. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. On March 31, 2025, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $351.0 million, a weighted average coupon of 3.12%, a fair value of $11.7 million and an average remaining contract length of 7.1 years. These derivative instruments change in value as rates rise or fall inverse to the change in unrealized losses of the available for sale portfolio due to rates. Settlements from swaps amounted to $1.3 million for the first quarter of 2025 compared to $1.5 million for the fourth quarter of 2024. Due in part to the pay fixed interest rate swaps in place, our balance sheet is asset sensitive. In addition to the pay-fixed interest rate swaps, ChoiceOne also employs back-to-back swaps on select commercial loans, with the impact reflected in interest income.

ChoiceOne's cost of deposits to average total deposits has decreased since peaking in the first quarter of 2024, driven by positive cash flow from pay-fixed interest rate swaps hedged against deposits and reduced deposit expenses. Additionally, the Federal Reserve's 100 basis point reduction in the federal funds rate since September 2024 has contributed to this decline. As a result, the cost of deposits to average total deposits was an annualized 1.59% in the first quarter of 2025, down from 1.65% in the first quarter of 2024. If rates continue to decline, we anticipate further reductions in deposit costs, although these will be tempered by decreased cash flows from pay-fixed interest rate swaps.

Interest expense on borrowings for the three months ended March 31, 2025, declined by $332,000 compared to the same period in the prior year, due to a decrease in average balances borrowed. During the first quarter of 2025, ChoiceOne liquidated the majority of the acquired securities due to the Merger to pay down higher cost FHLB advances. As of March 31, 2025, the total borrowed balance at the FHLB was $130.0 million at a weighted average fixed rate of 4.03%, with the earliest maturity in April 2025. The total cost of funds declined in the first quarter of 2025, with an annualized 1.86% compared to 2.0% in the first quarter of 2024.

The annualized return on average assets and annualized return on average shareholders’ equity was (1.68)% and (18.39)%, respectively, for the first quarter of 2025, compared to an annualized 0.86% and 11.26%, , respectively, for the same period in 2024.

Dividends

Cash dividends of $4.2 million or $0.28 per share were declared in the first quarter of 2025, compared to $2.0 million or $0.27 per share in the first quarter of 2024. The cash dividend payout percentage was (30.1)% for the first three months of 2025, compared to 36.8% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three months ended March 31, 2025 and 2024. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,019,643	$32,666	6.56%	$1,412,569	$20,807	5.92%
Taxable securities (2)	689,891	4,730	2.78	710,508	5,348	3.03
Nontaxable securities (1)	288,878	1,783	2.50	291,632	1,788	2.47
Other	115,091	1,179	4.15	64,064	886	5.56
Interest-earning assets	3,113,503	40,358	5.26	2,478,773	28,829	4.68
Noninterest-earning assets	206,088			142,236
Total assets	$3,319,591			$2,621,009

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,111,903	$4,420	1.61%	$883,372	$3,577	1.63%
Savings deposits	431,192	883	0.83	338,497	641	0.76
Certificates of deposit	487,448	4,950	4.12	377,640	4,115	4.38
Brokered deposit	45,553	463	4.12	34,708	444	5.14
Borrowings	193,961	2,191	4.58	214,835	2,523	4.72
Subordinated debentures	40,182	518	5.23	35,535	412	4.67
Other	20,553	223	4.41	19,699	246	5.02
Interest-bearing liabilities	2,330,792	13,648	2.37	1,904,286	11,958	2.53
Demand deposits	651,424			506,175
Other noninterest-bearing liabilities	34,838			10,371
Total liabilities	3,017,054			2,420,832
Shareholders' equity	302,537			200,177
Total liabilities and shareholders' equity	$3,319,591			$2,621,009

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$26,710			$16,871

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.48%			2.74%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$26,710			$16,871
Adjustment for taxable equivalent interest		(399)			(397)
Net interest income (GAAP)		$26,311			$16,474
Net interest margin (GAAP)			3.43%			2.67%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $13.6 million and $1.7 million in the first quarter of 2025 and 2024, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $2.9 million and $390,000 in the first quarter of 2025 and 2024, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2025 Over 2024
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$11,859	$9,491	$2,368
Taxable securities	(618)	(162)	(456)
Nontaxable securities (2)	(5)	(85)	80
Other	293	1,592	(1,299)
Net change in interest income	11,529	10,836	693

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	843	1,092	(249)
Savings deposits	242	182	60
Certificates of deposit	835	2,344	(1,509)
Brokered deposit	19	444	(425)
Borrowings	(332)	(253)	(79)
Subordinated debentures	106	55	51
Other	(23)	57	(80)
Net change in interest expense	1,690	3,921	(2,231)
Net change in tax-equivalent net interest income	$9,839	$6,915	$2,924

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

Net Interest Income

Tax-equivalent net interest income increased $9.8 million in the three months ended March 31, 2025, compared to the same period in 2024. The primary factor contributing to the increase in interest income was loan growth, both organically and due to the Merger, at higher interest rates, the impact of accretion from the Merger, and the impact of fixed rate swaps (see note 8). Tax equivalent net interest margin increased 74 basis points in the three months ended March 31, 2025, compared to the same period in 2024. GAAP based net interest margin increased 75 basis points in the three months ended March 31, 2025, compared to the same period in 2024.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Cost of deposits	1.59%	1.65%
Cost of funds	1.86%	2.00%

ChoiceOne has experienced loan growth, leading to an increase in interest income from loans of $11.9 million in the three months ended March 31, 2025, compared to the same period in 2024. In the three months ended March 31, 2025, average loans increased by $607.1 million, driven by both organic growth and the impact of the Merger, compared to the same period in 2024. In addition, the average rate earned on loans increased 64 basis points in the three months ended March 31, 2025, compared to the same period in 2024. Interest income for the three months ended March 31, 2025 includes $2.8 million of interest income accretion due to purchased loans related to the Merger. Interest income accretion from the Merger increased GAAP net interest margin by 37 basis points for the first quarter of 2025.

The average balance of total securities decreased $23.4 million in the three months ended March 31, 2025, compared to the same period in 2024. The decrease is due to paydowns and a decline in the fair value of available for sale securities. There was very little impact on securities due to the Merger as ChoiceOne chose to sell much of the acquired security portfolio purchased in the Merger. The average rate earned on securities declined 19 basis points for the three months ended March 31, 2025, compared to the same period in the prior year. Interest income on securities declined by $623,000 in the three months ended March 31, 2025, compared to the same period in 2024. Interest income and rate on securities were impacted by a decline in cash settlements from fixed rate interest rate swaps which are hedged against securities. The cash settlements have declined by $717,000 in the first quarter of 2025 compared to the first quarter of 2024 as market rates have declined since the prior year period.

Interest expense increased $1.7 million in the three months ended March 31, 2025, compared to the same period in 2024. Interest paid on interest-bearing demand deposits and savings deposits increased by $1.1 million in the three months ended March 31, 2025, compared to the same period in 2024. This increase was driven by a $321.2 million increase in the average balance of these deposits, attributed to both organic growth and the Merger. This was partially offset by a 1 basis point decline in the average rate paid on these deposits during the same period. The increase in the average balance of certificates of deposit of $109.8 million in the three months ended March 31, 2025, compared to the same period in 2024, offset by a 26 basis point reduction in the rate paid on certificates of deposits in the three months ended March 31, 2025, compared to the same period in 2024, led to an increase in interest expense of $835,000 during the first quarter 2025.

The average balance of borrowings declined by $20.9 million in the three months ended March 31, 2025, compared to the same period in 2024. In addition, the rate paid on borrowings declined by 14 basis points in the three months ended March 31, 2025, compared to the same period in 2024. The decline in balance and rate led to a decline in interest expense of $332,000 in the three months ended March 31, 2025, compared to the same period in 2024.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with a trust preferred securities that were obtained as part of the merger with Community Shores and the Merger with Fentura. The average balance of subordinated debentures increased $4.6 million and 56 basis points in the first quarter of 2025, compared to the same period in the prior year due to the additional subordinated debenture obtained in the Merger. The increase led to additional expense of $106,000 for the first quarter of 2025 compared to the first quarter of 2024.

Provision and Allowance for Credit Losses

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

The determination of our loss factors is based, in part, upon benchmark peer loss history adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. We have updated our lookback period for benchmark peer net charge-off history to exclude the years 2020 and 2021 due to the COVID-19 pandemic. Our revised lookback period now spans from January 1, 2004, to December 31, 2019, and January 1, 2022, to December 31, 2024.

The provision for credit losses on loans was $13.1 million in the first quarter of 2025, due primarily to $12.0 million of expense for the acquisition of $1.3 billion of non-PCD loans in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The allowance for credit losses also increased by $4.9 million as the credit mark on PCD loans migrated into the reserve in accordance with CECL guidelines.

Nonperforming assets, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $15.1 million to $19.3 million at March 31, 2025, compared to the balance on December 31, 2024, largely due to $12.9 million in non-accrual loans and $1.7 million of OREO acquired in the Merger. All non-accrual loans from the Merger are classified as PCD loans. The ACL was 1.18% of total loans, excluding loans held for sale, at March 31, 2025, compared to 1.07% as of December 31, 2024. The liability for expected credit losses on unfunded loans and other commitments was $1.6 million as of March 31, 2025, compared to $1.5 million as of December 31, 2024.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2025 and 2024 were as follows:

(Dollars in thousands)	2025		2024
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$-	$2	$1	$9
Consumer	132	60	123	60
Residential real estate	22	21	-	4
	$154	$83	$124	$73

Net charge-offs were $72,000 during the first three months of 2025, compared to net charge-offs of $51,000 during the same period in 2024. Net charge-offs for checking accounts during the first three months of 2025 were $51,000 compared to $31,000 for the same period in the prior year. Annualized net charge-offs as a percentage of average loans were 0.01% for both the first quarter of 2025 and 2024.

Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.01% and nonperforming loans to total loans (excluding loans held for sale) of 0.65% as of March 31, 2025. Notably, 0.44% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to PCD loans acquired through the Merger which have a corresponding PCD credit reserve.

Noninterest Income

Noninterest income increased by $871,000 for the three months ended March 31, 2025, compared to the same period in the prior year. This increase was partly driven by higher mortgage servicing rights income, which rose due to the Merger, as Fentura had a substantial portfolio of mortgages held and serviced. Additionally, we recorded income from changes in the market value of a CRA-eligible mutual fund investment, which appreciated during the quarter. Trust income also increased as a result of higher estate settlement fees and customers obtained from the Merger. However, this was offset by a decline in earnings on life insurance policies, as the prior year included death benefits of $196,000 and $504,000 received in both the first and fourth quarters of 2024 respectively.

Noninterest Expense

Noninterest expense increased by $22.0 million for the three months ended March 31, 2025, compared to the same period in 2024. This increase was largely due to merger-related expenses of $17.2 million during the three months ended March 31, 2025, compared to $0 in the same period in the prior year. The remainder of the increase was primarily due to the additional operating expenses as a result of the Merger with Fentura on March 1, 2025. Management is committed to managing costs strategically while making prudent investments to sustain our competitive edge and provide exceptional value to our customers, shareholders, and communities.

Income Tax Expense

Income tax benefit was $3.7 million in the three months ended March 31, 2025, compared to expense of $1.2 million for the same period in 2024. The effective tax rate was 21.0% for the three months ended March 31, 2025, compared to 17.6% for the same period in 2024. During the three months ended March 31, 2025 nondeductible merger expenses increased $777,000 compared to the same period in 2024.

FINANCIAL CONDITION

At March 31, 2025, ChoiceOne had consolidated total assets of $4.3 billion, net loans of $2.9 billion, total deposits (excluding brokered deposits) of $3.6 billion and total shareholders' equity of $426.9 million.

Securities

ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million in securities to pay down higher cost wholesale funding. Consequently, the net increase in securities from the Merger was $11.8 million.

On March 31, 2025, total available-for-sale securities amounted to $480.7 million, up from $479.1 million on December 31, 2024. This increase was driven by $6.7 million in securities acquired through the Merger, which was partially offset by principal repayments, calls, and maturities. The unrealized loss on securities available for sale increased by $4.5 million to $65.6 million in the first three months of 2025 primarily due to an increase in spreads on tax exempt municipal bonds.

Total held to maturity securities on March 31, 2025 were $394.4 million compared to $394.5 million on December 31, 2024. ChoiceOne's held to maturity securities declined during the first three months of 2025 due to $4.1 million of principal repayments, calls and maturities, which was offset by $3.5 million in securities acquired through the Merger and purchases during the first quarter of 2025.

At March 31, 2025, ChoiceOne had $116.5 million in unrealized losses on its investment securities, including $65.6 million in unrealized losses on available for sale securities, $50.2 million in unrealized losses on held to maturity securities, and $596,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds pay fixed, receive variable interest rate swaps with a total notional value of $351.0 million. These derivative instruments change in value as rates rise or fall inverse to the change in unrealized losses of the available for sale portfolio. Refer to Note 8 - Derivatives and Hedging Activities of the consolidated financial statements for more discussion on ChoiceOne’s derivative position.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $8.3 million as of March 31, 2025. As of December 31, 2024, equity securities included a MMP of $1.0 million and common stock of $6.8 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		March 31, 2025		December 31, 2024
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$71,732	2.5%	$61,740	4.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B, 9A	817,013	27.9%	380,139	24.6%
Multifamily Loans	1D	174,399	6.0%	83,766	5.4%
Owner Occupied CRE Loans	1E1	522,598	17.9%	325,966	21.1%
Non-Owner Occupied CRE Loans	1E2	913,264	31.2%	387,102	25.0%
Commercial & Industrial Loans	2A2, 4A	332,370	11.3%	216,376	14.0%
Farm & Agriculture Loans	1B, 3	48,231	1.6%	48,246	3.1%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	45,348	1.6%	42,305	2.7%

Total Loans		$2,924,955		$1,545,640

Average loan balances increased to $2.02 billion in the first quarter of 2025 compared to $1.41 billion in the first quarter of 2024. Core loans, which exclude held for sale loans and loans to other financial institutions, grew organically by $40.1 million or 10.6% on an annualized basis during the first quarter of 2025 and $157.3 million or 11.3% during the twelve months ended March 31, 2025. Core loans grew by $1.4 billion through acquisition for the three months ended March 31, 2025. Loan interest income increased $11.9 million in the first quarter of 2025 compared to the same period in 2024.

Interest income for the three months ended March 31, 2025 includes $2.8 million of purchased loan interest accretion income related to the Merger. Estimated accretion for the remainder of 2025 using the effective interest method of amortization is $7.5 million; however, unexpected accretion income from purchased loans will be dependent on prepayment speeds and other factors. The remaining yield mark on acquired loans from the Merger totaled $57.0 million as of March 31, 2025.

During the first three months of 2025 and 2024, ChoiceOne recorded accretion income related to acquired loans from mergers with County Bank Corp. and Community Shores in the amount of $127,000 and $390,000, respectively. Remaining credit and yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores will accrete into income as the acquired loans mature. The remaining yield mark on acquired loans from the mergers with County Bank Corp. and Community Shores totaled $1.2 million as of March 31, 2025.

Loans to other financial institutions decreased by $27.6 million from March 31, 2024 to March 31, 2025. These loans consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates that fluctuate in line with the national mortgage market. This decline is attributed to ChoiceOne's strategic shift towards a higher percentage of internally driven originations.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County Bank Corp in 2019, Community Shores in 2020, and Fentura in 2025, which resulted in the recognition of goodwill of $13.7 million, $38.9 million, $7.3 million and $66.6 million, respectively.

ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of June 30, 2024 ("the measurement date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2029 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the measurement date was greater than its book value and impairment of goodwill was not required. No material changes and no triggering events have occurred that indicated impairment from the measurement date through March 31, 2025.

Deposits and Borrowings

Deposits, excluding brokered deposits, increased by $1.4 billion as of March 31, 2025, compared to the same period in 2024. This growth was primarily driven by the addition of $1.4 billion in deposits from the Merger, complemented by $48.7 million in organic growth. Not including the impact of the Merger, deposits, excluding brokered deposits, grew organically by $15.0 million in the first quarter of 2025. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At March 31, 2025, total available borrowing capacity secured by pledged assets was $945.3 million. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets.

ChoiceOne recognized a core deposit intangible of $31.0 million related to the Merger. This intangible asset, valued at 2.78% of Fentura's core deposits, is being amortized over a period of 10 years using the sum-of-years-digits method. This approach reflects the anticipated pattern of economic benefits derived from the core deposits. At March 31, 2025, ChoiceOne recognized core deposit intangible expense of $470,000 for the month of March 2025, from the Merger.

Uninsured deposits totaled $1.2 billion or 33.9% of deposits on March 31, 2025 compared to $792.3 million, or 37.0% of total deposits at December 31, 2024. At March 31, 2025, total available borrowing capacity from all sources was $945.3 million.

ChoiceOne's cost of deposits to average total deposits has decreased since peaking in the first quarter of 2024, driven by positive cash flow from pay-fixed interest rate swaps hedged against deposits and reduced deposit expenses. Additionally, the Federal Reserve's 100 basis point reduction in the federal funds rate since September 2024 has contributed to this decline. As a result, the cost of deposits to average total deposits was an annualized 1.59% in the first quarter of 2025, down from 1.65% in the first quarter of 2024. If rates continue to decline, we anticipate further reductions in deposit costs, although these will be tempered by decreased cash flows from pay-fixed interest rate swaps.

As of March 31, 2025, the total borrowed balance at the FHLB was $130.0 million at a weighted average fixed rate of 4.03%, with the earliest maturity in April 2025. ChoiceOne also has a $7.7 million line of credit at the holding company with a rate of 7.50%.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $15.9 million in subordinated debentures that were obtained in the merger with Community Shores and the Merger with Fentura, offset by the merger mark-to-market adjustment.

Shareholders' Equity

As of March 31, 2025, shareholders’ equity was $426.9 million, a significant increase from $206.8 million on March 31, 2024. This growth was primarily driven by the Merger, in which ChoiceOne issued 6,070,836 shares of common stock on March 1, 2025, valued at $193.0 million. Additionally, the sale of 1,380,000 shares of common stock at $25.00 per share on July 26, 2024, generated $34.5 million in aggregate gross proceeds (before deducting discounts and estimated offering expenses). However, this was slightly offset by a minor decline in retained earnings. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 11.9% as of March 31, 2025, compared to 12.6% on March 31, 2024. The decrease in capital ratios was primarily due to the impact of the Merger.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$394,506	12.0%	$263,140	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	309,507	9.4	148,016	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	328,007	10.0	197,355	6.0	N/A	N/A
Tier 1 capital (to average assets)	328,007	10.4	126,379	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$392,114	11.9%	$262,822	8.0%	$328,528	10.0%
Common equity Tier 1 capital (to risk weighted assets)	357,911	10.9	147,838	4.5	213,543	6.5
Tier 1 capital (to risk weighted assets)	357,911	10.9	197,117	6.0	262,822	8.0
Tier 1 capital (to average assets)	357,911	11.3	126,261	4.0	157,826	5.0

December 31, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$287,927	14.5%	$158,391	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	237,152	12.0	89,095	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	241,652	12.2	118,793	6.0	N/A	N/A
Tier 1 capital (to average assets)	241,652	9.1	106,485	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$250,494	12.7%	$158,197	8.0%	$197,746	10.0%
Common equity Tier 1 capital (to risk weighted assets)	236,479	12.0	88,986	4.5	128,535	6.5
Tier 1 capital (to risk weighted assets)	236,479	12.0	118,647	6.0	158,197	8.0
Tier 1 capital (to average assets)	236,479	8.9	106,422	4.0	133,028	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of March 31, 2025 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2025 compared to $15.3 million net cash provided in the same period in 2024. The change was due to the net loss of $13.9 million in the first quarter of 2025 compared to net income of $5.6 million in the same period in 2024 and a decline in other liabilities of $8.6 million in the three months ended March 31, 2025 compared to an increase of $9.5 million in the same period in 2024. The change was partially offset by provision for credit losses of $13.1 million in the three months ended March 31, 2025 compared to $0 in the same period in 2024. Net cash provided by investing activities was $257.0 million for the three months ended March 31, 2025 compared to $7.6 million net cash used in the same period in 2024. The increase is due to the sale of $78.9 million of securities acquired in the Merger with Fentura. ChoiceOne also received $173.1 million of cash from The State Bank as part of the Merger. Net cash provided by financing activities was $207.8 million for the three months ended March 31, 2025, compared to $71.7 million provided in the same period in the prior year. ChoiceOne decreased borrowing by $207.5 million in the first three months of 2025 compared to an increase of $10.0 million in the same period during the prior year. ChoiceOne also had $5.8 million in deposit growth , which includes brokered deposits of $30.8 million, in the first three months of 2025 compared to an increase of $63.8 million in the same period in 2024.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $130.0 million in outstanding borrowings from the FHLB at a weighted average fixed rate of 4.03%, with the earliest maturity in April 2025 as of March 31, 2025. ChoiceOne had $7.7 million in outstanding borrowings at the holding company from a line of credit at BMO as of March 31, 2025. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At March 31, 2025, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $945.3 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in the first three months of 2025, pledging securities to the FHLB in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2025. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2025 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the first quarter of 2025.

There were no issuer purchases of equity securities during the first quarter of 2025.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to
ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2024. Here incorporated by reference.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 12, 2025	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)