Form 10-Q
period 2025-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2025-08-08
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the Registrant had 15,015,000 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share data)	2025	2024
Assets
Cash and due from banks	$154,946	$96,401
Time deposits in other financial institutions	1,334	350
Cash and cash equivalents	156,280	96,751

Equity securities, at fair value (Note 2)	9,582	7,782
Securities available for sale, at fair value (Note 2)	479,426	479,117
Securities held to maturity, at amortized cost net of credit losses (Note 2)	390,457	394,534
Federal Home Loan Bank stock	18,562	9,383
Federal Reserve Bank stock	12,547	5,307
Loans held for sale	7,639	7,288
Loans to other financial institutions (Note 3)	3,033	39,878
Core loans (Note 3)	2,917,759	1,505,762
Total loans held for investment (Note 3)	2,920,792	1,545,640
Allowance for credit losses (Note 3)	(34,798)	(16,552)
Loans, net	2,885,994	1,529,088

Premises and equipment, net	45,667	27,099
Other real estate owned, net	2,442	473
Cash value of life insurance policies	73,673	44,896
Goodwill	126,730	59,946
Intangible assets	33,421	1,096
Other assets	67,832	60,483
Total assets	$4,310,252	$2,723,243

Liabilities
Deposits – noninterest-bearing	$943,873	$524,945
Deposits – interest-bearing	2,542,526	1,652,647
Brokered deposits	106,225	36,511
Total deposits	3,592,624	2,214,103

Borrowings	198,428	175,000
Subordinated debentures	48,277	35,752
Other liabilities	39,162	37,973
Total liabilities	3,878,491	2,462,828

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 15,008,864 at June 30, 2025 and 8,965,483 at December 31, 2024	398,201	206,780
Retained earnings	82,647	91,414
Accumulated other comprehensive loss, net	(49,087)	(37,779)
Total shareholders’ equity	431,761	260,415
Total liabilities and shareholders’ equity	$4,310,252	$2,723,243

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$46,533	$21,971	$79,174	$42,757
Securities:
Taxable	5,264	5,471	9,994	10,819
Tax exempt	1,393	1,410	2,802	2,822
Other	735	1,092	1,914	1,978
Total interest income	53,925	29,944	93,884	58,376

Interest expense
Deposits	14,840	8,325	25,556	17,102
Advances from Federal Home Loan Bank	1,659	463	3,711	904
Other	1,104	2,785	1,984	5,525
Total interest expense	17,603	11,573	31,251	23,531

Net interest income	36,322	18,371	62,633	34,845
Provision for (reversal of) credit losses on loans	650	272	13,813	675
Provision for (reversal of) credit losses on unfunded commitments	-	(272)	-	(675)
Net Provision for (reversal of) credit losses expense	650	-	13,813	-
Net interest income after provision	35,672	18,371	48,820	34,845

Noninterest income
Customer service charges	1,401	1,146	2,582	2,289
Credit and debit card fees	2,083	1,516	3,592	2,778
Insurance and investment commissions	540	190	835	388
Gains on sales of loans	355	525	799	979
Net gains on sales and write downs of other assets	3	11	13	12
Earnings on life insurance policies	844	305	1,233	800
Trust income	596	220	1,102	433
Change in market value of equity securities	239	(71)	346	(36)
Other	442	241	923	491
Total noninterest income	6,503	4,083	11,425	8,134

Noninterest expense
Salaries and benefits	13,731	8,264	24,051	16,095
Occupancy and equipment	2,432	1,477	4,151	2,939
Data processing	2,439	1,468	4,438	2,808
Communications	561	312	941	642
Professional fees	947	593	1,644	1,208
Supplies and postage	305	168	549	346
Advertising and promotional	260	199	516	349
Intangible amortization	1,732	203	2,412	406
FDIC insurance	550	390	1,005	765
Merger related expenses	166	—	17,369	-
Other	2,383	1,204	4,095	2,404
Total noninterest expense	25,506	14,278	61,171	27,962

(Loss) income before income tax (benefit) expense	16,669	8,176	(926)	15,017
Income tax (benefit) expense	3,135	1,590	(554)	2,797

Net (loss) income	$13,534	$6,586	$(372)	$12,220

Basic (loss) earnings per share (Note 4)	$0.90	$0.87	$(0.03)	$1.62
Diluted (loss) earnings per share (Note 4)	$0.90	$0.87	$(0.03)	$1.61

Dividends declared per share	$0.28	$0.27	$0.56	$0.54

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2025	2024	2025	2024
Net income	$13,534	$6,586	$(372)	$12,220

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(2,123)	184	(2,024)	(2,986)
Income tax benefit (expense)	446	(39)	425	627
Less: reclassification adjustment for net (gain) loss included in net income	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	(2,118)	1,663	(6,696)	6,986
Income tax benefit (expense)	445	(349)	1,406	(1,467)
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(3,350)	1,459	(6,889)	3,160

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	62	56	132	112
Income tax benefit (expense)	(13)	(12)	(28)	(24)
Unrealized loss on held to maturity securities, net of tax	49	44	104	88

Change in net unrealized gain (loss) on cash flow hedge	(1,580)	1,719	(5,528)	7,805
Income tax benefit (expense)	331	(361)	1,161	(1,639)
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-	-	-
Income tax benefit (expense)	-	-	-	-
Less: amortization of net unrealized (gains) losses included in net income	(270)	205	(197)	1,092
Income tax benefit (expense)	56	(43)	41	(229)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(1,463)	1,520	(4,523)	7,029

Other comprehensive income (loss), net of tax	(4,764)	3,023	(11,308)	10,277

Comprehensive income (loss)	$8,770	$9,609	$(11,680)	$22,497

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, April 1, 2024	7,556,137	$173,786	$77,294	$(44,324)	$206,756

Net income			6,586		6,586
Other comprehensive income (loss)				3,023	3,023
Shares issued	17,481	25			25
Effect of employee stock purchases		11			11
Stock-based compensation expense		162			162
Cash dividends declared ($0.27 per share)			(2,044)		(2,044)

Balance, June 30, 2024	7,573,618	$173,984	$81,836	$(41,301)	$214,519

Balance, April 1, 2025	14,977,248	$398,075	$73,316	$(44,323)	$427,068

Net income			13,534		13,534
Other comprehensive income (loss)				(4,764)	(4,764)
Shares issued for directors and employee stock plans	9,402	261			261
Effect of employee stock purchases		16			16
Stock-based compensation expense		176			176
Restricted stock units issued	22,214				-
Shares surrendered by participants for RSU tax payments		(327)			(327)
Cash dividends declared ($0.28 per share)			(4,203)		(4,203)

Balance, June 30, 2025	15,008,864	$398,201	$82,647	$(49,087)	$431,761

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2024	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			12,220		12,220
Other comprehensive income (loss)				10,277	10,277
Shares issued for directors and employee stock plans	24,521	115			115
Effect of employee stock purchases		22			22
Stock options exercised and issued	880				—
Stock-based compensation expense		334			334
Cash dividends declared ($0.54 per share)			(4,083)		(4,083)

Balance, June 30, 2024	7,573,618	$173,984	$81,836	$(41,301)	$214,519

Balance, January 1, 2025	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net (loss) income			(372)		(372)
Other comprehensive income (loss)				(11,308)	(11,308)
Shares issued for directors and employee stock plans	14,917	433			433
Effect of employee stock purchases		29			29
Stock-based compensation expense		353			353
Restricted stock units issued	22,214				-
Shares surrendered by participants for RSU tax payments		(327)			(327)
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Repurchase of shares from Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Cash dividends declared ($0.56 per share)			(8,395)		(8,395)

Balance, June 30, 2025	15,008,864	$398,201	$82,647	$(49,087)	$431,761

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(372)	$12,220
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	13,813	-
Depreciation	1,529	1,272
Amortization	7,518	4,810
Accretion	(6,413)	-
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	382	576
Net change in market value of equity securities	(346)	36
Gains on sales of loans	(799)	(979)
Loans originated for sale	(25,905)	(29,067)
Proceeds from loan sales	26,033	28,400
Earnings on bank-owned life insurance	(930)	(604)
Earnings on death benefit from bank-owned life insurance	(303)	(196)
(Gains)/losses on sales of other real estate owned	(46)	-
Write downs of OREO	34	-
Deferred federal income tax (benefit)/expense	(554)	231
Net change in:
Other assets	(411)	794
Other liabilities	(10,744)	13,557
Net cash (used in) provided by operating activities	2,486	31,050

Cash flows from investing activities:
Sales of securities available for sale	78,856	-
Maturities, prepayments and calls of securities available for sale	15,417	17,962
Maturities, prepayments and calls of securities held to maturity	9,325	15,086
Purchases of securities available for sale	(13,560)	(768)
Purchases of equity securities	(90)	(33)
Purchases of securities held to maturity	(2,610)	(700)
Purchase of Federal Home Loan Bank stock	-	(1)
Purchase of Federal Reserve Bank stock	(7,239)	-
Loan originations and payments, net	11,571	(27,232)
Proceeds from bank owned life insurance death benefits claim	940	490
Additions to premises and equipment	(2,910)	(794)
Proceeds from sales of other real estate owned	621	-
Proceeds from derivative contracts settlements	3,636	-
Issuance costs	(8)	-
Cash received from merger with Fentura Financial, Inc.	173,082	-
Net cash provided by (used in) investing activities	267,031	4,010

Cash flows from financing activities:
Net change in deposits	(53,360)	4,624
Net change in short term borrowings	(146,501)	10,073
Issuance of common stock	432	115
Repurchase of shares from Fentura Financial, Inc. ESOP	(1,837)	-
Share based compensation withholding obligation	(327)	(220)
Cash dividends	(8,395)	(4,083)
Net cash provided by (used in) financing activities	(209,988)	10,509

Net change in cash and cash equivalents	59,529	45,569
Beginning cash and cash equivalents	96,751	55,433

Ending cash and cash equivalents	$156,280	$101,002

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,084	$24,686
Cash paid for income taxes	2,840	2,750
Noncash transactions:

Loans transferred to other real estate	843	150
Acquisition of assets from merger, net of cash	1,578,547	-
Acquisition of liabilities from merger	1,625,421	-
Issuance of common stock as consideration for merger	192,770	-

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Identification and Classification of Merger-Related Expenses

Merger-related expenses are costs incurred directly in connection with the company's merger and acquisition activities and are expensed in the period in which the costs are incurred and services are received. The costs to issue equity securities associated with the merger are netted against the value of the securities issued. Merger related expenses include legal fees for negotiation and drafting of merger agreements, accounting and auditing fees related to due diligence and financial statement preparation, consulting fees for strategic advisory services specific to the merger, costs related to regulatory filings and compliance, expenses for integration planning and execution (including IT, systems integration, and contract terminations), severance and retention bonuses for employees affected by the merger, and travel and accommodation expenses directly related to merger activities.

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

Stock Transactions

A total of 7,005 and 10,306 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $203,000 and $320,000 for the three and six months ended June 30, 2025, respectively, under the terms of the Directors’ Stock Purchase Plan. A total of 2,397 and 4,611 shares for a cash price of $58,000 and $113,000 were issued for the three and six months ended June 30, 2025, respectively, under the Employee Stock Purchase Plan.

On March 1, 2025, ChoiceOne issued 6,070,836 shares of common stock at a net cost of $192.8 million as consideration in the Merger. Also on March 1, 2025, as required in the Merger, ChoiceOne purchased 57,807 shares of common stock for a cash price of approximately $2.2 million. ChoiceOne retired 6,750 shares of stock that were FETM shares which were owned by ChoiceOne prior to the merger for a cash price of $215,000 on March 1, 2025.

ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in 2025.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of June 30, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the second quarter of 2025; however, the effect was insignificant.

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

Purchased Loans Without Credit Deterioration

Loans not considered purchased credit deteriorated (Non-PCD) loans do not reflect more than insignificant credit deterioration since origination at the date of acquisition. These loans are recorded at fair value and an increase to the allowance for credit losses (ACL) is recorded with a corresponding increase to the provision for credit losses at the date of acquisition. The difference between fair value and the unpaid principal balance at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Purchased loans from the Merger were brought into the model and segmented into classes on the same basis as ChoiceOne originated loans. The provision for credit losses of $12.0 million was expensed on March 1, 2025 due to the acquisition of $1.3 billion of Non-PCD loans in the Merger.

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the allowance when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At June 30, 2025, there was no ACL related to debt securities AFS.

Securities Held to Maturity ("HTM") – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.0 million at both June 30, 2025 and December 31, 2024 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At June 30, 2025 and December 31, 2024, the ACL related to HTM securities is insignificant.

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.9 million after tax as of June 30, 2025.

ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million of those securities to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income were as follows:

June 30, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,563	$574	$(555)	$9,582

December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,043	$397	$(658)	$7,782

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	June 30, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,367	$18	$(6,636)	$87,749
State and municipal	262,632	-	(45,787)	216,845
Mortgage-backed	182,811	84	(17,238)	165,657
Corporate	250	-	(38)	212
Asset-backed securities	9,159	-	(196)	8,963
Total	$549,219	$102	$(69,895)	$479,426

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,981	$-	$(186)	$2,795
State and municipal	197,957	7	(27,563)	170,401
Mortgage-backed	168,407	16	(16,930)	151,493
Corporate	21,011	22	(1,768)	19,265
Asset-backed securities	101	-	(1)	100
Total	$390,457	$45	$(46,448)	$344,054

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$89,875	$-	$(9,373)	$80,502
State and municipal	258,815	-	(30,579)	228,236
Mortgage-backed	181,863	62	(20,955)	160,970
Corporate	250	-	(38)	212
Asset-backed securities	9,387	-	(190)	9,197
Total	$540,190	$62	$(61,135)	$479,117

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,978	$-	$(279)	$2,699
State and municipal	196,510	5	(31,477)	165,038
Mortgage-backed	174,323	7	(21,963)	152,367
Corporate	20,495	29	(1,803)	18,721
Asset-backed securities	228	-	(5)	223
Total	$394,534	$41	$(55,527)	$339,048

Available for sale securities with unrealized losses as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$83,003	$6,636	$83,003	$6,636
State and municipal	4,642	608	212,203	45,179	216,845	45,787
Mortgage-backed	7,814	95	139,969	17,143	147,783	17,238
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	8,963	196	8,963	196
Total temporarily impaired	$12,456	$703	$444,350	$69,192	$456,806	$69,895

	December 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,502	$9,373	$80,502	$9,373
State and municipal	-	-	228,236	30,579	228,236	30,579
Mortgage-backed	963	1	142,170	20,954	143,133	20,955
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	9,197	190	9,197	190
Total temporarily impaired	$963	$1	$460,317	$61,134	$461,280	$61,135

Held to maturity securities with unrealized losses as of June 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,795	$186	$2,795	$186
State and municipal	4,326	119	164,819	27,444	169,145	27,563
Mortgage-backed	5,535	41	139,440	16,889	144,975	16,930
Corporate	1,432	5	15,655	1,763	17,087	1,768
Asset-backed securities	-	-	100	1	100	1
Total temporarily impaired	$11,293	$165	$322,809	$46,283	$334,102	$46,448

	December 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,699	$279	$2,699	$279
State and municipal	5,262	630	159,558	30,847	164,820	31,477
Mortgage-backed	2,350	11	141,970	21,952	144,320	21,963
Corporate	-	-	16,591	1,803	16,591	1,803
Asset-backed securities	-	-	223	5	223	5
Total temporarily impaired	$7,612	$641	$321,041	$54,886	$328,653	$55,527

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and six months ended June 30, 2025 and June 30, 2024 on AFS securities.

The majority of unrealized losses at June 30, 2025, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On June 30, 2025, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on June 30, 2025, 43% were issued by US government sponsored entities and agencies, and rated AA, 44% are AAA rated private issue and collateralized mortgage obligation, and 13% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

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

Presented below is a schedule of maturities of securities as of June 30, 2025. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Treasury notes and bonds	$-	$87,749	$-	$-	$87,749
State and municipal	229	24,666	22,018	169,932	216,845
Corporate	-	-	212	-	212
Asset-backed securities	-	6,541	2,422	-	8,963
Total debt securities	229	118,956	24,652	169,932	313,769

Mortgage-backed securities	2,909	93,344	50,911	18,493	165,657
Total Available for Sale	$3,138	$212,300	$75,563	$188,425	$479,426

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Government and federal agency	$-	$2,981	$-	$-	$2,981
State and municipal	3,019	37,980	80,723	76,235	197,957
Corporate	-	-	21,011	-	21,011
Asset-backed securities	101	-	-	-	101
Total debt securities	3,120	40,961	101,734	76,235	222,050

Mortgage-backed securities	3,893	92,276	72,238	-	168,407
Total Held to Maturity	$7,013	$133,237	$173,972	$76,235	$390,457

Following is information regarding unrealized gains and losses on equity securities for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Dollars in thousands)
Net gains and (losses) recognized during the period	$239	$(71)	$346	$(36)
Less: Net gains and (losses) recognized during the period on securities sold	—	—	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$239	$(71)	$346	$(36)

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$47,273	1.6%	$48,221	3.1%	(2.0)%
Commercial and Industrial	351,367	12.0%	228,256	14.8%	53.9%
Commercial Real Estate	1,743,541	59.7%	901,130	58.3%	93.5%
Consumer	29,741	1.0%	29,412	1.9%	1.1%
Construction Real Estate	21,508	0.7%	17,042	1.1%	26.2%
Residential Real Estate	724,329	24.8%	281,701	18.2%	157.1%
Loans to Other Financial Institutions	3,033	0.1%	39,878	2.6%	(92.4)%
Gross Loans	$2,920,792		$1,545,640

Allowance for credit losses	34,798	1.19%	16,552	1.07%

Net loans	$2,885,994		$1,529,088

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		And		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses Three Months Ended June 30, 2025
Beginning balance	$220	$5,503	$703	$20,727	$90	$7,320	$4	$34,567
Charge-offs	-	(10)	(259)	(208)	-	(30)	-	(507)
Recoveries	-	4	82	-	-	3	-	89
Provision	(1)	(257)	247	(2,208)	-	2,868	1	650
Ending balance	$219	$5,240	$773	$18,311	$90	$10,161	$5	$34,798

Allowance for Credit Losses Six Months Ended June 30, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963	-	1,791	-	168	-	4,924
Charge-offs	-	(10)	(392)	(208)	-	(52)	-	(662)
Recoveries	-	6	142	-	-	23	-	171
Provision	127	21	289	7,268	31	6,132	(55)	13,813
Ending balance	$219	$5,240	$773	$18,311	$90	$10,161	$5	$34,798

Individually evaluated for credit loss	$-	$2,920	$-	$637	$2	$57	$-	$3,616

Collectively evaluated for credit loss	$219	$2,320	$773	$17,673	$88	$10,104	$5	$31,182

Loans
June 30, 2025
Individually evaluated for credit loss	$6	$8,287	$—	$3,776	$229	$3,006	$-	$15,304
Collectively evaluated for credit loss	47,267	343,080	29,741	1,739,765	21,279	721,323	3,033	2,905,488
Ending loan balance	$47,273	$351,367	$29,741	$1,743,541	$21,508	$724,329	$3,033	$2,920,792

The outstanding balance and related allowance on PCD loans as of March 1, 2025 (the acquisition date) and June 30, 2025 is as follows (in thousands):

	As of June 30, 2025		As of March 1, 2025
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
(dollars in thousands)
Agricultural	$461	$2	$611	$2
Commercial and Industrial	11,887	2,953	13,572	2,960
Commercial Real Estate	67,651	1,408	79,444	1,791
Consumer	17	-	32	0
Residential Real Estate	18,665	167	19,252	171
Total	$98,681	$4,530	$112,911	$4,924

There were no PCD loans in the prior year.

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses
December 31, 2024
Ending balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552

Loans
December 31, 2024
Ending loan balance	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878	$1,545,640

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Loans to Other
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Financial Institution	Unallocated	Total
Allowance for Credit Losses Three Months Ended June 30, 2024
Beginning balance	$97	$2,243	$918	$9,167	$49	$3,513	$50	$-	$16,037
Charge-offs	-	-	(328)	-	-	-	-	-	(328)
Recoveries	-	2	166	-	-	3	-	-	171
Provision	15	(84)	39	194	-	108	-	-	272
Ending balance	$112	$2,161	$795	$9,361	$49	$3,624	$50	$-	$16,152

Allowance for Credit Losses Six Months Ended June 30, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30.00	$-	$15,685
Charge-offs	-	(1)	(451)	-	-	-	-	-	(452)
Recoveries	-	11	226	-	-	7	-	-	244
Provision	18	(65)	197	541	(9)	(27)	20	-	675
Ending balance	$112	$2,161	$795	$9,361	$49	$3,624	$50	$-	$16,152

Individually evaluated for credit loss	$1	$7	$-	$1	$-	$78	$-	$-	$87

Collectively evaluated for credit loss	$111	$2,154	$795	$9,360	$49	$3,546	$50	$-	$16,065

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

The following table reflects the amortized cost basis of loans as of June 30, 2025 based on year of origination (dollars in thousands):

Commercial:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$3,026	$4,264	$2,018	$3,769	$5,068	$19,238	$37,383	$9,550	$46,933
Special mention	-	-	-	-	-	161	161	-	161
Substandard	-	-	-	-	-	179	179	-	179
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$3,026	$4,264	$2,018	$3,769	$5,068	$19,578	$37,723	$9,550	$47,273
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$25,225	$47,641	$22,494	$40,894	$14,719	$27,556	$178,529	$163,693	$342,222
Special mention	-	-	-	175	172	115	462	-	462
Substandard	-	469	4,838	49	1,525	1,802	8,683	-	8,683
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$25,225	$48,110	$27,332	$41,118	$16,416	$29,473	$187,674	$163,693	$351,367
Current year-to-date gross write-offs (1)	$-	$-	$10	$-	$-	$-	$10	$-	$10

Commercial Real Estate
Pass	$109,106	$185,770	$166,067	$352,158	$242,282	$442,631	$1,498,014	$211,264	$1,709,278
Special mention	-	-	214	15,579	1,572	9,501	26,866	-	26,866
Substandard	-	111	1,749	1,304	-	4,233	7,397	-	7,397
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$109,106	$185,881	$168,030	$369,041	$243,854	$456,365	$1,532,277	$211,264	$1,743,541
Current year-to-date gross write-offs (1)	$-	$-	$-	$108	$-	$100	$208	$-	$208

Total Commercial Loans	$137,357	$238,255	$197,380	$413,928	$265,338	$505,416	$1,757,674	$384,507	$2,142,181

Retail:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$4,012	$5,074	$5,978	$7,195	$3,755	$2,658	$28,672	$1,031	$29,703
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	1	-	-	28	9	38	-	38
Total	$4,012	$5,075	$5,978	$7,195	$3,783	$2,667	$28,710	$1,031	$29,741
Current year-to-date gross write-offs (1)	$4	$23	$76	$11	$6	$6	$126	$-	$126

Construction real estate
Performing	$252	$1,249	$-	$-	$511	$-	$2,012	$19,267	$21,279
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	229	229
Total	$252	$1,249	$-	$-	$511	$-	$2,012	$19,496	$21,508
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$29,919	$57,568	$67,074	$167,796	$113,584	$168,236	$604,177	$112,176	$716,353
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	62	531	2,991	1,711	2,361	7,656	320	7,976
Total	$29,919	$57,630	$67,605	$170,787	$115,295	$170,597	$611,833	$112,496	$724,329
Current year-to-date gross write-offs (1)	$-	$-	$17	$4	$30	$1	$52	$-	$52

Loans to Other Financial Institutions
Performing	$3,033	$-	$-	$-	$-	$-	$3,033	$-	$3,033
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$3,033	$-	$-	$-	$-	$-	$3,033	$-	$3,033
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$37,216	$63,954	$73,583	$177,982	$119,589	$173,264	$645,588	$133,023	$778,611

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first six months of 2025 were $266,000 or an annualized $532,000 compared to $607,000 during the full year 2024.

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

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs were $607,000 during the full year 2024.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the first six months of 2025 and the full year 2024.

For the period ended:	June 30, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$132	0%
Total	$132

For the period ended:	December 31, 2024

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	121	0%
Total	$121

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the first six months of 2025 and the full year 2024.

For the period ended:	June 30, 2025
Term Extension
Residential real estate	Provided with new payment schedule to catch up on past due balance

For the period ended:	December 31, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	June 30, 2025
(Dollars in thousands)	Term extension

Residential real estate	$132
Total	$132

For the period ended:	December 31, 2024
(Dollars in thousands)	Term extension

Residential real estate	121
Total	$121

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	June 30, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$132	$-	$-	$132
Total	$132	$-	$-	$132

For the period ended:	December 31, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$-	$121	$121
Total	$-	$-	$121	$121

Nonaccrual loans by loan category were as follows:

As of June 30, 2025
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Agricultural	$-	$-	$-
Commercial and industrial	-	6,830	-
Consumer	-	38	-
Construction real estate	-	229	-
Commercial real estate	-	1,781	11
Residential real estate	962	7,976	48
Total nonaccrual loans	$962	$16,854	$59

As of December 31, 2024
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Agricultural	$-	$-	$-
Commercial and industrial	-	-	-
Consumer	-	8	1
Construction real estate	-	229	9
Commercial real estate	-	-	-
Residential real estate	806	3,467	71
Total nonaccrual loans	$806	$3,704	$81

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
June 30, 2025
Agricultural	$-	$-	$-	$-	$47,273	$47,273	$-
Commercial and industrial	54	-	4,958	5,012	346,355	351,367	-
Consumer	112	28	-	140	29,601	29,741	-
Commercial real estate	13,594	-	1,781	15,375	1,728,166	1,743,541	-
Construction real estate	-	774	229	1,003	20,505	21,508	-
Residential real estate	446	3,364	3,072	6,882	717,447	724,329	-
Loans to Other Financial Institutions	-	-	-	-	3,033	3,033	-
	$14,206	$4,166	$10,040	$28,412	$2,892,380	$2,920,792	$-

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2024
Agricultural	$-	$-	$-	$-	$48,221	$48,221	$-
Commercial and industrial	-	49	-	49	228,207	228,256	-
Consumer	52	87	7	146	29,266	29,412	-
Commercial real estate	23	-	-	23	901,107	901,130	-
Construction real estate	694	-	229	923	16,119	17,042	-
Residential real estate	4,866	765	1,850	7,481	274,220	281,701	-
Loans to Other Financial Institutions	-	-	-	-	39,878	39,878	-
	$5,635	$901	$2,086	$8,622	$1,537,018	$1,545,640	$-

(1) Includes nonaccrual loans.

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2025	2024	2025	2024
Basic
Net (loss) income	$13,534	$6,586	$(372)	$12,220

Weighted average common shares outstanding	14,999,067	7,569,241	12,849,509	7,560,960

Basic (loss) earnings per common shares	$0.90	$0.87	$(0.03)	$1.62

Diluted
Net (loss) income	$13,534	$6,586	$(372)	$12,220

Weighted average common shares outstanding	14,999,067	7,569,241	12,849,509	7,560,960
Plus dilutive stock options and restricted stock units	36,046	35,722	39,390	37,255

Weighted average common shares outstanding and potentially dilutive shares	15,035,113	7,604,963	12,888,899	7,598,215

Diluted (loss) earnings per common share	$0.90	$0.87	$(0.03)	$1.61

There were no stock options that were considered anti-dilutive to earnings per share for the three and six months ended June 30, 2025. There were 6,000 and 4,500 stock options that were considered anti-dilutive to earnings per share for the three and six months ended June 30, 2024, respectively. There were 2,359 and 1,945 performance awards that were considered anti-dilutive to earnings for the three and six months ended June 30, 2025, respectively.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Assets
Cash and cash equivalents	$156,280	$156,280	$156,280	$-	$-
Equity securities at fair value	9,582	9,582	5,613	-	3,969
Securities available for sale	479,426	479,426	87,749	391,677	-
Securities held to maturity	390,457	344,054	-	327,695	16,359
Federal Home Loan Bank and Federal
Reserve Bank stock	31,109	31,109	-	31,109	-
Loans held for sale	7,639	7,868	-	7,868	-
Loans, net	2,885,994	2,826,525	-	-	2,826,525
Accrued interest receivable	14,934	14,934	-	14,934	-
Interest rate lock commitments	127	127	-	127	-
Interest rate derivative contracts	7,932	7,932	-	7,932	-
Loan swaps	1,750	1,750	-	1,750	-

Liabilities
Noninterest-bearing deposits	943,873	943,873	943,873	-	-
Interest-bearing deposits	2,542,526	2,540,908	-	2,540,908	-
Brokered deposits	106,225	106,359	-	106,359	-
Borrowings	198,428	198,734	-	198,734	-
Subordinated debentures	48,277	42,912	-	42,912	-
Accrued interest payable	3,862	3,862	-	3,862	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	1,765	1,765	-	1,765	-

December 31, 2024
Assets
Cash and cash equivalents	$96,751	$96,751	$96,751	$-	$-
Equity securities at fair value	7,782	7,782	4,838	-	2,944
Securities available for sale	479,117	479,117	80,502	398,615	-
Securities held to maturity	394,534	339,048	-	324,591	14,457
Federal Home Loan Bank and Federal
Reserve Bank stock	14,690	14,690	-	14,690	-
Loans held for sale	7,288	7,507	-	7,507	-
Loans, net	1,529,088	1,496,704	-	-	1,496,704
Accrued interest receivable	10,376	10,376	-	10,376	-
Interest rate lock commitments	95	95	-	95	-
Interest rate derivative contracts	23,649	23,649	-	23,649	-
Interest rate swaps	686	686	-	686	-

Liabilities
Noninterest-bearing deposits	524,945	524,945	524,945	-	-
Interest-bearing deposits	1,652,647	1,652,169	-	1,652,169	-
Brokered deposits	36,511	36,508	-	36,508	-
Borrowings	175,000	175,139	-	175,139	-
Subordinated debentures	35,752	32,895	-	32,895	-
Accrued interest payable	1,694	1,694	-	1,694	-
Interest rate swaps	686	686	-	686	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - June 30, 2025
Equity securities	$5,613	$-	$3,969	$9,582

Investment Securities, Available for Sale - June 30, 2025
U.S. Treasury notes and bonds	$87,749	$-	$-	$87,749
State and municipal	-	216,845	-	216,845
Mortgage-backed	-	165,657	-	165,657
Corporate	-	212	-	212
Asset-backed securities	-	8,963	-	8,963
Total	$87,749	$391,677	$-	$479,426

Derivative Instruments - June 30, 2025
Interest rate derivative contracts - assets	$-	$7,932	$-	$7,932
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Loan Swaps - June 30, 2025
Loan swaps - assets	$-	$1,750	$-	$1,750
Loan swaps - liabilities	$-	$1,765	$-	$1,765

Equity Securities Held at Fair Value - December 31, 2024
Equity securities	$4,838	$-	$2,944	$7,782

Investment Securities, Available for Sale - December 31, 2024
U. S. Treasury notes and bonds	$80,502	$-	$-	$80,502
State and municipal	-	228,236	-	228,236
Mortgage-backed	-	160,970	-	160,970
Corporate	-	212	-	212
Asset-backed securities	-	9,197	-	9,197
Total	$80,502	$398,615	$-	$479,117

Derivative Instruments - December 31, 2024
Interest rate derivative contracts - assets	$-	$23,649	$-	$23,649
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Loan Swaps - December 31, 2024
Interest rate swaps - assets	$-	$686	$-	$686
Interest rate swaps - liabilities	$-	$686	$-	$686

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended
(Dollars in thousands)	June 30,
	2025	2024
Equity Securities Held at Fair Value
Balance, January 1	$2,944	$2,756
Total realized and unrealized (losses) gains included in noninterest income	255	52
Net purchases, sales, calls, and maturities	770	33
Net transfers into Level 3	-	-
Balance, June 30,	$3,969	$2,841

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$10	$12

Of the Level 3 assets that were held by the Company at June 30, 2025, the net unrealized gain as of June 30, 2025 was $572,000, compared to $265,000 as of June 30, 2024. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $770,000 and $33,000 of Level 3 securities were purchased during the six months ended 2025 and 2024, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
June 30, 2025	$420	$-	$-	$420
December 31, 2024	$1,887	$-	$-	$1,887

Other Real Estate
June 30, 2025	$2,442	$-	$-	$2,442
December 31, 2024	$473	$-	$-	$473

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

Earnings on life insurance policies

The Company holds life insurance contracts on certain employees. Revenue is recognized from these contracts through two sources; Increase in cash surrender value and death benefits received. The cash surrender value represents the amount that would be realized upon termination of the policy prior to the death of the insured. Revenue is also recognized upon receipt of death benefits from these policies. The Company evaluates the carrying amount of life insurance assets at each reporting date to ensure it reflects the realizable value. Any proceeds received from death benefits or changes in surrender value are included in noninterest income.

Investment Commission Income

Revenue includes fees from the investment management advisory services and revenue is recognized when services are rendered. Revenue also includes commissions received from the placement of brokerage transactions for purchase or sale of stocks or other investments. Commission income is recognized when the transaction has been completed.

Trust Fee Income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Customer service charges	$1,401	$1,146	$2,582	$2,289
Credit and debit card fees	2,083	1,516	3,592	2,778
Insurance and investment commissions	540	190	835	388
Trust fee income	596	220	1,102	433
Other charges and fees for customer services	198	98	359	247
Noninterest income from contracts with customers within the scope of ASC 606	4,818	3,170	8,470	6,135
Noninterest income within the scope of other GAAP topics	1,685	913	2,955	1,999
Total noninterest income	$6,503	$4,083	$11,425	$8,134

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

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreement will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which began in April 2024. On February 6, 2025, ChoiceOne sold $50 million of pay fixed receive floating interest rate swaps. The sold swaps had a fixed rate of 2.75% and a floating rate that will be determined periodically over the life of the swaps. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. Net settlements on the Pay Fixed Swap Agreement were $598,000 and $1.3 million for the three and six months ended June 30, 2025 compared to $974,000 for the three and six months ended June 30, 2024, which reduced interest expense. Interest expense was further reduced by $124,000 and $197,000 during the three and six months ended June 30, 2025 from accretion of the gain on the $50 million pay fixed receive floating interest rate swap sale.

In the fourth quarter of 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. These derivatives hedge the risk of changes in fair value of certain available for sale securities for changes in the SOFR benchmark interest rate component of the fixed rate bonds. All four of these hedges were effective immediately on December 22, 2022. Of the total notional value, $101.9 million has a ten-year term set to expire in 2032, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.390%. Of the total notional value, $50.0 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bonds equal to 3.4015%. The remaining notional value of $49.1 million has a nine-year term set to expire in 2031, with the benchmark SOFR interest rate risk component of the fixed rate bond equal to 3.4030%. ChoiceOne adopted ASC 2022-01, as of December 20, 2022, to use the portfolio layer method. The fair value basis adjustment associated with available-for-sale fixed rate bonds initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the fixed rate bonds related to the hedged risk (the benchmark interest rate component and the partial term) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid semi-annually, with the first starting in March 2023, and are included in interest income. These settlements amounted to $472,000 and $978,000 for the three and six months ended June 30, 2025 compared to $988,000 and $2.0 million during the same periods in 2024.

On June 30, 2025, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $351.0 million, a weighted average coupon of 3.12%, a fair value of $7.9 million and an average remaining contract length of 6.9 years. On December 31, 2024, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $23.6 million and an average remaining contract length of 7.4 years.

These derivative instruments change in value as rates rise or fall inverse to the change in unrealized losses of the available for sale portfolio due to rates. Income from the effect of swaps amounted to $1.3 million and $2.6 million for the three and six months ended June 30, 2025 compared to $1.8 million for the three and six months ended June 30, 2024, which were included in interest income and interest expense.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$7,932	Other Assets	$23,649
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended June 30, 2025		Three months ended June 30, 2024		Six months ended June 30, 2025		Six months ended June 30, 2024
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$536	$723	$800	$974	$1,086	$1,473	$858	$974

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$2,118	$-	$(1,664)	$-	$6,696	$-	$(6,986)	$-
Derivatives designated as hedging instruments	$(2,054)	$-	$1,680	$-	$(6,588)	$-	$6,945	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$124	$(205)	$-	$-	$211	$(1,092)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

June 30, 2025
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$218,448	$(905)

Back to Back Loan Swaps

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. ChoiceOne executes interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers. This is known as a back to back loan swap agreement. The net result is the desired floating rate loan and a minimization of the risk exposure of the interest rate swap transactions. Under this arrangement the Bank has freestanding interest rate swaps, each of which is carried at fair value. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent bank are recognized directly to earnings. As the terms mirror each other, there is no income statement impact to the Bank.

The table below presents the notional and fair value of these derivative instruments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$85,311	Other Assets	$1,750
Derivative liabilities
Interest rate swaps	$85,311	Other Liabilities	$1,765

	December 31, 2024
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$56,526	Other Assets	$686
Derivative liabilities
Interest rate swaps	$56,526	Other Liabilities	$686

The fair value of interest rate swaps in a net liability position, which includes accrued interest was $1.8 million and $686,000 as of June 30, 2025 and December 31, 2024, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset; however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent banks was $1.8 million and $686,000 at June 30, 2025 and December 31, 2024, respectively. Cash pledged as collateral to the correspondent bank was $1.9 million and $0 at June 30, 2025 and December 31, 2024, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $85.3 million as of June 30, 2025 and $56.5 million at December 31, 2024. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

The following represents the contractual maturities of Federal Home Loan Bank Advances:

(Dollars in thousands)	June 30, 2025	December 31, 2024

Maturity of January 2025 with fixed interest rate of 4.48%	$-	$135,000
Maturity of July 2025 with fixed interest rate of 4.88%	20,000	20,000
Maturity of July 2025 with fixed interest rate of 4.45%	115,000
Maturity of December 2025 with fixed interest rate of 4.11%	10,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2027 with fixed interest rate of 3.76%	20,000
Total contractual advances outstanding at period end	$195,000	$175,000

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $606.9 million at June 30, 2025. Based on this collateral, the Bank was eligible to borrow an additional $213.4 million at June 30, 2025. Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $204.4 million and securities with a carrying value of approximately $265.5 million at December 31, 2024.

Advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $344.1 million and loans with a carrying value of approximately $869.4 million at June 30, 2025. Based on this collateral, the Bank was eligible to borrow an additional $981.6 million at June 30, 2025. As of June 30, 2025, ChoiceOne had no borrowings from the Federal Reserve Bank. As of December 31, 2024, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $349.9 million and loans pledged with a carrying value of approximately $460.6 million.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 7.5% at June 30, 2025. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds. ChoiceOne was in compliance with all covenants as of June 30, 2025. The line of credit balance was $3.7 million at June 30, 2025.

ChoiceOne acquired trust preferred securities in the acquisition of Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month LIBOR and the rate was 7.58% at June 30, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at June 30, 2025 were $10.8 million consisting of $12.0 million in trust preferred securities less $1.2 million in merger fair value adjustments, which is being amortized over the next 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I, and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month LIBOR and the rate was 6.19% at June 30, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at June 30, 2025 were $1.6 million consisting of $2.0 million in trust preferred securities less $410,000 in merger fair value adjustments, which is being amortized over the next 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust II, and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

Major Customers: ChoiceOne does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Six months ended June 30,
(Dollars in thousands)	2025	2024
Total Revenues	$105,309	$66,510
Net (loss) Income	$(372)	$12,220
Total Assets	$4,310,252	$2,670,699

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

The following pro forma presentation of net income (loss) for the three- and six-month periods ended June 30, 2025, gives effect to completion of the Merger as if it had occurred on January 1, 2024. This pro forma presentation excludes the impact of after-tax merger-related expenses totaling $132,000 and $13.9 million for the three- and six-month periods ended June 30, 2025, respectively, as well as a non-recurring provision for credit losses on acquired loans of $9.5 million and includes these expenses for the six month period ended June 30, 2024.

Additional adjustments include estimated accretion of fair value marks on acquired loans, which increased net interest income by $1.6 million in 2025 and by $2.4 million and $4.8 million for the three- and six-month periods ended June 30, 2024, respectively. Net income (loss) was further adjusted to reflect the after-tax impact of incremental interest income and intangible amortization, resulting in after-tax adjustments of $433,000 in 2025 and $649,000 and $1.3 million for the three- and six-month periods ended June 30, 2024, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net interest income plus other income	$42,825	$39,005	$85,391	$76,511
Net income (loss)	$13,666	$9,083	$24,160	$(5,059)

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

Where non-GAAP financial measures are used, the most directly comparable GAAP or regulatory financial measure, as well as the reconciliation to the most directly comparable GAAP or regulatory financial measure, can be found in the tables to this Form 10-Q under the heading non-GAAP reconciliation.

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

On March 1, 2025, ChoiceOne completed the merger (the “Merger”) of Fentura Financial, Inc. (“Fentura”), the former parent company of The State Bank, with and into ChoiceOne with ChoiceOne surviving the Merger. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank with ChoiceOne Bank surviving the consolidation. Following the Merger, ChoiceOne has approximately $4.3 billion in consolidated total assets and 56 offices in Western, Central and Southeastern Michigan.

RESULTS OF OPERATIONS

ChoiceOne reported net income of $13,534,000 and a net loss of $372,000 for the three and six months ended June 30, 2025, compared to net income of $6,586,000 and $12,220,000 for the same periods in the prior year, respectively. Net income excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes was $13,666,000 and $22,976,000 for the three and six months ended June 30, 2025, respectively. Diluted earnings per share was $0.90 for the three months ended June 30, 2025 and diluted loss per share was $0.03 per share for the six months ended June 30, 2025, compared to diluted earnings per share of $0.87 and $1.61 in the same periods in the prior year. Diluted earnings per share excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes, were $0.91 and $1.78 for the three and six months ended June 30, 2025, respectively.

A reconciliation for non-GAAP adjusted net income and adjusted earnings per share to GAAP net income and earnings (loss) per share follows:

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(In Thousands, Except Per Share Data)
Net (loss) income	$13,534	$6,586	$(372)	$12,220

Merger related expenses net of tax	132	-	13,885	-
Merger related provision for credit losses, net of tax (1)	-	-	9,463	-
Adjusted net income (Non-GAAP)	$13,666	$6,586	$22,976	$12,220

Weighted average number of shares	14,999,067	7,569,241	12,849,509	7,560,960
Diluted average shares outstanding	15,035,113	7,604,963	12,888,899	7,598,215
Basic earnings (loss) per share	$0.90	$0.87	(0.03)	1.62
Diluted earnings (loss) per share	$0.90	$0.87	(0.03)	1.61
Adjusted basic earnings per share (Non-GAAP)	$0.91	$0.87	$1.79	$1.62
Adjusted diluted earnings per share (Non-GAAP)	$0.91	$0.87	$1.78	$1.61

(1) Merger related provision for credit losses represents the calculated credit loss on Non-PCD loans acquired during the Merger on March 1, 2025.

As of June 30, 2025, total assets were $4.3 billion, an increase of $1.7 billion compared to June 30, 2024. The growth is primarily attributed to the Merger. This growth was offset by a $33.5 million reduction in loans to other financial institutions and a $14.5 million reduction in securities on June 30, 2025 compared to June 30, 2024. Loans to other financial institutions consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates that fluctuate in line with the national mortgage market. This decline is attributed to ChoiceOne's strategic shift towards a higher percentage of internally driven originations. The reduction in securities occurred as ChoiceOne chose to restructure much of the acquired securities portfolio purchased in the Merger in order to reduce high cost wholesale funding. ChoiceOne has actively managed its balance sheet to support organic loan growth with a loan to deposit ratio of 81.5% at June 30, 2025.

Core loans, which exclude held for sale loans and loans to other financial institutions, declined by $4.8 million or less than 1% on an annualized basis during the second quarter of 2025 and grew organically by $140.1 million or 10.0% during the twelve months ended June 30, 2025. Core loans grew by $1.4 billion due to the Merger on March 1, 2025. Loan interest income increased $24.6 million in the second quarter of 2025 compared to the same period in 2024. Interest income for the three months ended June 30, 2025 includes $3.5 million of interest income accretion due to loans purchased. Of this amount, $2.4 million was calculated using the effective interest rate method of amortization, while the remaining $1.1 million resulted from accretion through unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated accretion income from purchased loans for the remainder of 2025 using the effective interest method of amortization is $4.1 million; however, actual results will be dependent on prepayment speeds and other factors.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. On February 6, 2025, ChoiceOne sold $50.0 million notional value of pay fixed receive floating interest rate swaps. The sold swaps had a fixed rate of 2.75% and a floating rate that will be determined periodically over the life of the swaps. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. On June 30, 2025, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $351.0 million, a weighted average coupon of 3.12%, a fair value of $7.9 million and an average remaining contract length of 6.9 years. These derivative instruments change in value as rates rise or fall inverse to the change in unrealized losses of the available for sale portfolio due to rates. Income from the effect of swaps amounted to $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2025 compared to $1.8 million for both the three and six months ended June 30, 2024, which were included in interest income and interest expense. In addition to the pay-fixed interest rate swaps, ChoiceOne also employs back-to-back swaps on select commercial loans, with the impact reflected in interest income.

ChoiceOne's annualized cost of deposits to average total deposits has increased by 9 basis points from June 30, 2024 to June 30, 2025, as higher cost deposits were acquired in the Merger. The increase was slightly offset by the decline in the cost of CD's during the same time period. ChoiceOne has been able to mitigate the increase in the annualized cost of deposits to average total deposits by paying down borrowings in order to decrease the cost of funds to average total deposits to an annualized 1.84% in the second quarter of 2025, down from 1.92% in the second quarter of 2024. If rates continue to decline, we anticipate further reductions in deposit costs, although these will be tempered by decreased cash flows from pay-fixed interest rate swaps. Interest expense on borrowings for the three months ended June 30, 2025, declined by $536,000 compared to the same period in the prior year. As of June 30, 2025, the total borrowed balance at the FHLB was $195.0 million at a weighted average fixed rate of 4.36%, with $155.0 million due within 12 months.

The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.19% on June 30, 2025 compared to 1.07% on December 31, 2024. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.06% and nonperforming loans to total loans (excluding loans held for sale) of 0.66% as of June 30, 2025. Notably, 0.41% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to loans purchased with credit deterioration acquired through the Merger.

The annualized return on average assets and annualized return on average shareholders’ equity was 1.26% and 12.66%, respectively, for the second quarter of 2025, compared to an annualized 0.99% and an annualized 12.50%, respectively, for the same period in 2024. The annualized loss on average assets and annualized loss on average shareholders’ equity was (0.02)% and (0.21)%, respectively, for the first six months of 2025, compared to a return of 0.93% and 11.91%, respectively, for the same period in 2024.

Dividends

Cash dividends of $4.2 million or $0.28 per share were declared in the second quarter of 2025, compared to $2.0 million or $0.27 per share in the second quarter of 2024. Cash dividends declared in the first six months of 2025 were $8.4 million or $0.56 per share, compared to $4.1 million or $0.54 per share in the same period during the prior year. The cash dividend payout percentage was 31.1% for the second quarter of 2025, compared to 31.0% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and six months ended June 30, 2025 and 2024. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,936,168	$46,551	6.36%	$1,435,966	$21,981	6.16%
Taxable securities (2)	695,546	5,264	3.04	696,023	5,471	3.16
Nontaxable securities (1)	289,061	1,764	2.45	290,258	1,785	2.47
Other	63,416	735	4.65	80,280	1,092	5.47
Interest-earning assets	3,984,191	54,314	5.47	2,502,527	30,329	4.87
Noninterest-earning assets	314,322			145,189
Total assets	$4,298,513			$2,647,716

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,332,318	$6,163	1.86%	$876,344	$2,921	1.34%
Savings deposits	595,362	1,003	0.68	333,056	649	0.78
Certificates of deposit	646,247	6,353	3.94	391,620	4,331	4.45
Brokered deposit	120,720	1,321	4.39	34,218	424	4.98
Borrowings	169,257	1,945	4.61	210,000	2,480	4.75
Subordinated debentures	48,971	689	5.65	35,596	412	4.65
Other	11,763	129	4.39	26,426	356	5.41
Interest-bearing liabilities	2,924,638	17,603	2.41	1,907,260	11,573	2.44
Demand deposits	915,637			516,308
Other noninterest-bearing liabilities	30,695			13,406
Total liabilities	3,870,970			2,436,974
Shareholders' equity	427,543			210,742
Total liabilities and shareholders' equity	$4,298,513			$2,647,716

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$36,711			$18,756

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.70%			3.01%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$36,711			$18,756
Adjustment for taxable equivalent interest		(389)			(385)
Net interest income (GAAP)		$36,322			$18,371
Net interest margin (GAAP)			3.66%			2.95%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $16.8 million and $1.9 million in the second quarter of 2025 and 2024, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $3.5 million and $279,000 in the second quarter of 2025 and 2024, respectively.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,480,437	$79,217	6.44%	$1,424,266	$42,788	6.04%
Taxable securities (2)	692,710	9,994	2.91	703,266	10,819	3.09
Nontaxable securities (1)	288,970	3,547	2.48	290,944	3,573	2.47
Other	89,108	1,914	4.33	72,172	1,978	5.51
Interest-earning assets	3,551,225	94,672	5.38	2,490,648	59,158	4.78
Noninterest-earning assets	260,529			143,734
Total assets	$3,811,754			$2,634,382

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,222,719	$10,584	1.75%	$879,858	$6,498	1.49%
Savings deposits	513,730	1,885	0.74	335,776	1,290	0.77
Certificates of deposit	567,286	11,302	4.02	384,630	8,446	4.42
Brokered deposit	83,344	1,784	4.32	34,463	868	5.06
Borrowings	181,542	4,143	4.60	212,418	5,004	4.74
Subordinated debentures	44,446	1,200	5.44	35,566	824	4.66
Other	16,134	352	4.40	22,413	601	5.40
Interest-bearing liabilities	2,629,201	31,251	2.40	1,905,124	23,531	2.48
Demand deposits	784,261			511,241
Other noninterest-bearing liabilities	42,090			12,743
Total liabilities	3,455,552			2,429,108
Shareholders' equity	356,202			205,274
Total liabilities and shareholders' equity	$3,811,754			$2,634,382

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$63,421			$35,627

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.60%			2.88%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$63,421			$35,627
Adjustment for taxable equivalent interest		(788)			(782)
Net interest income (GAAP)		$62,633			$34,845
Net interest margin (GAAP)			3.56%			2.81%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $12.4 million and $1.8 million in the six months ended June 30, 2025 and 2024, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $6.4 million and $669,000 in the six months ended June 30, 2025 and 2024, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2025 Over 2024
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$24,570	$23,833	$737
Taxable securities	(207)	(4)	(203)
Nontaxable securities (2)	(21)	(7)	(14)
Other	(357)	(208)	(149)
Net change in interest income	23,985	23,614	371

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	3,242	1,864	1,378
Savings deposits	354	897	(543)
Certificates of deposit	2,022	5,100	(3,078)
Brokered deposit	897	1,243	(346)
Borrowings	(535)	(464)	(71)
Subordinated debentures	277	177	100
Other	(227)	(170)	(57)
Net change in interest expense	6,030	8,647	(2,617)
Net change in tax-equivalent net interest income	$17,955	$14,967	$2,988

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

(2)
Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

	Six Months Ended June 30,
(Dollars in thousands)	2025 Over 2024
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$36,429	$34,141	$2,288
Taxable securities	(825)	(210)	(615)
Nontaxable securities (2)	(26)	(39)	13
Other	(64)	720	(784)
Net change in interest income	35,514	34,612	902

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	4,086	3,072	1,014
Savings deposits	595	707	(112)
Certificates of deposit	2,856	4,527	(1,671)
Brokered deposit	916	1,207	(291)
Borrowings	(860)	(749)	(111)
Subordinated debentures	376	250	126
Other	(249)	(166)	(83)
Net change in interest expense	7,720	8,848	(1,128)
Net change in tax-equivalent net interest income	$27,794	$25,764	$2,030

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

Net Interest Income

Tax-equivalent net interest income increased $18.0 and $27.8 million in the three and six months ended June 30, 2025, respectively compared to the same periods in 2024. The primary factor contributing to the increase in interest income was loan growth, both organically and due to the Merger, the impact of interest income accretion due to purchased loans, and the impact of fixed rate swaps (see note 8). Tax equivalent net interest margin increased 69 and 72 basis points in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. GAAP based net interest margin increased 71 and 75 basis points in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of deposits	1.65%	1.56%	1.61%	1.59%
Cost of funds	1.84%	1.92%	1.83%	1.95%

ChoiceOne has experienced loan growth, leading to an increase in interest income from loans of $24.6 million and $36.4 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In the three and six months ended June 30, 2025, average loans increased by $1.5 billion and $1.1 billion, respectively, driven by both organic growth and the impact of the Merger, compared to the same periods in 2024. In addition, the average rate earned on loans increased 20 and 40 basis points in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. Interest income for the three and six months ended June 30, 2025 includes $3.5 million and $6.4 million, respectively, of interest income accretion due to purchased loans.

The average balance of total securities decreased $1.7 million and $12.5 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. The decrease is due to paydowns and a decline in the fair value of available for sale securities. The average rate earned on securities decreased 9 basis points and 14 basis points for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. Interest income and rate on securities were impacted by a decline in cash settlements from fixed rate interest rate swaps which are hedged against securities.

Total interest expense increased $6.0 million and $7.7 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. This increase was driven by a $1.2 billion increase in interest bearing liabilities from the Merger. Interest expense on interest bearing-demand deposits and savings deposits increased $3.6 million and $4.7 million in the three and six months ended June 30, 2025, respectively. The average rate paid on interest bearing-demand deposits and savings deposits increased by 31 basis points and 15 basis points in the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year as higher cost deposits were acquired in the Merger.

ChoiceOne's annualized cost of deposits to average total deposits has increased by 9 basis points from June 30, 2024 to June 30, 2025, as higher cost deposits were acquired in the Merger. The increase was slightly offset by the decline in the cost of CD's during the same time period. ChoiceOne has been able to mitigate the increase in the annualized cost of deposits to average total deposits by paying down borrowings in order to decrease the cost of funds to average total deposits to an annualized 1.84% in the second quarter of 2025, down from 1.92% in the second quarter of 2024. If rates continue to decline, we anticipate further reductions in deposit costs, although these will be tempered by decreased cash flows from pay-fixed interest rate swaps.

The average balance of borrowings declined by $40.7 million and $30.9 million in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. In addition, the rate paid on borrowings declined by 14 basis points in both the three and six months ended June 30, 2025, compared to the same periods in 2024. The decline in balance and rate led to a decline in interest expense of $535,000 and $860,000 in the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with trust preferred securities that were obtained as part of the merger with Community Shores and the Merger with Fentura. The average balance of subordinated debentures increased $8.9 million and the average rate on subordinated debentures increased 78 basis points in the first six months of 2025, compared to the same period in the prior year due to the additional subordinated debentures obtained in the Merger. The increase led to additional expense of $376,000 for the first six months of 2025 compared to the same period in prior year.

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

The provision for credit losses on loans was $650,000 and $13.8 million for the three and six months ended June 30, 2025, respectively. The provision for credit losses in the first six months of 2025 was due primarily to $12.0 million of expense in the first quarter for the acquisition of $1.3 billion of non-PCD loans in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The allowance for credit losses also increased by $4.9 million in the first quarter of 2025 as the credit mark on PCD loans migrated into the reserve in accordance with CECL guidelines.

Nonperforming assets, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $15.1 million to $19.3 million at June 30, 2025, compared to the balance on December 31, 2024, largely due to $12.9 million in non-accrual loans and $1.7 million of OREO acquired in the Merger. All non-accrual loans from the Merger are classified as PCD loans. The ACL was 1.19% of total loans, excluding loans held for sale, at June 30, 2025, compared to 1.07% as of December 31, 2024. The liability for expected credit losses on unfunded loans and other commitments was $1.6 million as of June 30, 2025, compared to $1.5 million as of December 31, 2024.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2025 and 2024 were as follows:

(Dollars in thousands)	2025		2024
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$10	$6	$1	$11
Consumer	392	142	451	226
Commercial real estate	208	-	-	-
Residential real estate	52	23	-	7
	$662	$171	$452	$244

Net charge-offs were $491,000 during the first six months of 2025, compared to net charge-offs of $208,000 during the same period in 2024. Net charge-offs for checking accounts during the first six months of 2025 were $132,000 compared to $91,000 for the same period in the prior year. Annualized net loan charge-offs as a percentage of average loans were 0.06% for the second quarter of 2025 compared to 0.04% for the same period in the prior year. Nonperforming loans to total loans (excluding loans held for sale) was 0.66% as of June 30, 2025. Notably, 0.41% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to PCD loans acquired through the Merger which have a corresponding PCD credit reserve.

Noninterest Income

Noninterest income increased by $2.4 million and $3.3 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in the prior year. This increase was partly driven by higher credit and debit card fees, which rose due to increased volume from the Merger. Additionally, ChoiceOne recognized income from two death benefit claims during the second quarter for an additional $299,000 of noninterest income. Trust income also increased as a result of higher estate settlement fees and customers obtained from the Merger.

Noninterest Expense

Noninterest expense increased by $11.2 million and $33.2 million for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. This increase was largely due to merger-related expenses of $166,000 and $17.4 million during the three and six months ended June 30, 2025, respectively, compared to $0 in the same periods in the prior year. The remainder of the increase was primarily due to the additional operating expenses as a result of the Merger. Management is committed to managing costs strategically while making prudent investments to sustain our competitive edge and provide exceptional value to our customers, shareholders, and communities.

Income Tax Expense

Income tax expense was $3.1 million in the three months ended June 30, 2025 and income tax benefit was $554,000 in the six months ended June 30, 2025, compared to income tax expense of $1.6 million and $2.8 million for the same periods in 2024. The effective tax rate was 18.8% and 59.8% for the three and six months ended June 30, 2025, respectively, compared to 19.4% and 18.6% for the same periods in 2024. The effective tax rate in 2025 is higher than compared to 2024 due to reduced pre-tax net income in 2025 as well as increased non-deductible expenses in 2025.

FINANCIAL CONDITION

At June 30, 2025, ChoiceOne had consolidated total assets of $4.3 billion, net loans of $2.9 billion, total deposits (excluding brokered deposits) of $3.5 billion and total shareholders' equity of $431.8 million.

Securities

In the first quarter of 2025, ChoiceOne acquired $90.7 million in securities as part of the Merger. However, to reduce higher-cost wholesale funding, management opted to sell $78.9 million of those securities. As a result, the net increase in securities from the Merger totaled $11.8 million.

On June 30, 2025, total available-for-sale securities amounted to $479.4 million, up from $479.1 million on December 31, 2024. This small increase was driven by securities acquired through the Merger and purchases, offset by principal repayments, calls, and maturities. The unrealized loss on securities available for sale increased by $8.7 million to $69.8 million in the first six months of 2025 primarily due to an increase in spreads on tax exempt municipal bonds.

Total held to maturity securities on June 30, 2025 were $390.5 million compared to $394.5 million on December 31, 2024. ChoiceOne's held to maturity securities declined during the first six months of 2025 due to $9.3 million of principal repayments, calls and maturities, which was offset by $3.5 million in securities acquired through the Merger and purchases during the first six months of 2025.

At June 30, 2025, ChoiceOne had $116.9 million in gross unrealized losses on its investment securities, including $69.9 million in unrealized losses on available for sale securities, $46.4 million in unrealized losses on held to maturity securities, and $555,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

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

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $8.6 million as of June 30, 2025. As of December 31, 2024, equity securities included a MMP of $1.0 million and common stock of $6.8 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		June 30, 2025		December 31, 2024
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$68,714	2.4%	$61,740	4.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B, 9A	817,751	28.0%	380,139	24.6%
Multifamily Loans	1D	156,312	5.4%	83,766	5.4%
Owner Occupied CRE Loans	1E1	538,715	18.4%	325,966	21.1%
Non-Owner Occupied CRE Loans	1E2	910,981	31.2%	387,102	25.0%
Commercial & Industrial Loans	2A2, 4A	335,862	11.4%	216,376	14.0%
Farm & Agriculture Loans	1B, 3	51,469	1.8%	48,246	3.1%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	40,988	1.4%	42,305	2.7%

Total Loans		$2,920,792		$1,545,640

Average loan balances increased to $2.9 billion in the second quarter of 2025 compared to $1.4 billion in the second quarter of 2024. Core loans, which exclude held for sale loans and loans to other financial institutions, declined by $4.8 million or less than 1% on an annualized basis during the second quarter of 2025 and grew organically by $140.1 million or 10.0% during the twelve months ended June 30, 2025. Core loans grew by $1.4 billion due to the Merger on March 1, 2025. Loan interest income increased $24.6 million in the second quarter of 2025 compared to the same period in 2024.

Interest income for the three months ended June 30, 2025 includes $3.5 million of interest income accretion due to loans purchased. Of this amount, $2.4 million was calculated using the effective interest rate method of amortization, while the remaining $1.1 million resulted from accretion through unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated accretion income from purchased loans for the remainder of 2025 using the effective interest method of amortization is $4.1 million; however, actual results will be dependent on prepayment speeds and other factors. The remaining yield mark on acquired loans totaled $54.7 million as of June 30, 2025.

Loans to other financial institutions decreased by $36.8 million from June 30, 2024 to June 30, 2025. These loans consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates that fluctuate in line with the national mortgage market. This decline is attributed to ChoiceOne's strategic shift towards a higher percentage of internally driven originations.

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

ChoiceOne conducted an annual assessment of goodwill as of June 30, 2025 and no impairment was identified. No material changes and no triggering events have occurred that indicated impairment.

Deposits and Borrowings

Deposits, excluding brokered deposits, declined by $98.0 million as of June 30, 2025, compared to March 31, 2025, primarily due to seasonal municipal fluctuations and some reduction of higher cost deposits acquired from the Merger. Deposits, excluding brokered deposits, increased by $1.4 billion as of June 30, 2025, compared to June 30, 2024 as a result of the Merger. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At June 30, 2025, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.1 billion or 29.6% of deposits on June 30, 2025 compared to $833.2 million, or 37.6% of total deposits at December 31, 2024.

ChoiceOne recognized a core deposit intangible of $31.0 million related to the Merger. This intangible asset, valued at 2.78% of Fentura's core deposits, is being amortized over a period of 10 years using the sum-of-years-digits method. This approach reflects the anticipated pattern of economic benefits derived from the core deposits. ChoiceOne recognized core deposit intangible expense of $2.4 million for the six months ended June 30, 2025.

ChoiceOne's annualized cost of deposits to average total deposits has increased by 9 basis points from June 30, 2024 to June 30, 2025, as higher cost deposits were acquired in the Merger. The increase was slightly offset by the decline in the cost of CD's during the same time period. ChoiceOne has been able to mitigate the increase in the annualized cost of deposits to average total deposits by paying down borrowings in order to decrease the cost of funds to average total deposits to an annualized 1.84% in the second quarter of 2025, down from 1.92% in the second quarter of 2024. If rates continue to decline, we anticipate further reductions in deposit costs, although these will be tempered by decreased cash flows from pay-fixed interest rate swaps.

As of June 30, 2025, the total borrowed balance at the FHLB was $195.0 million at a weighted average fixed rate of 4.36%, with the earliest maturity in July 2025. ChoiceOne also has a $3.7 million line of credit at the holding company with a rate of 7.50%.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $15.9 million in subordinated debentures that were obtained in the merger with Community Shores and the Merger with Fentura, offset by the merger mark-to-market adjustment.

Shareholders' Equity

As of June 30, 2025, shareholders’ equity was $431.8 million, a significant increase from $214.5 million on June 30, 2024. This growth was primarily driven by the Merger, in which ChoiceOne issued 6,070,836 shares of common stock on March 1, 2025, valued at $193.0 million. Additionally, the sale of 1,380,000 shares of common stock at $25.00 per share on July 26, 2024, generated $34.5 million in aggregate gross proceeds (before deducting discounts and estimated offering expenses). However, this was slightly offset by a minor decline in retained earnings. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 12.4% as of June 30, 2025, compared to 13.2% on June 30, 2024, primarily due to the impact of the Merger.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$405,961	12.4%	$261,080	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	320,697	9.8	146,858	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	339,197	10.4	195,810	6.0	N/A	N/A
Tier 1 capital (to average assets)	339,197	8.2	165,597	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$402,647	12.4%	$260,724	8.0%	$325,905	10.0%
Common equity Tier 1 capital (to risk weighted assets)	368,214	11.3	146,657	4.5	211,839	6.5
Tier 1 capital (to risk weighted assets)	368,214	11.3	195,543	6.0	260,724	8.0
Tier 1 capital (to average assets)	368,214	8.9	165,438	4.0	206,797	5.0

December 31, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$287,927	14.5%	$158,391	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	237,152	12.0	89,095	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	241,652	12.2	118,793	6.0	N/A	N/A
Tier 1 capital (to average assets)	241,652	9.1	106,485	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$250,494	12.7%	$158,197	8.0%	$197,746	10.0%
Common equity Tier 1 capital (to risk weighted assets)	236,479	12.0	88,986	4.5	128,535	6.5
Tier 1 capital (to risk weighted assets)	236,479	12.0	118,647	6.0	158,197	8.0
Tier 1 capital (to average assets)	236,479	8.9	106,422	4.0	133,028	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2025 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2025 compared to $31.1 million net cash provided in the same period in 2024. The change was due to the net loss of $372,000 in the first six months of 2025 compared to net income of $12.2 million in the same period in 2024 and a decline in other liabilities of $24.3 million in the six months ended June 30, 2025. The change was partially offset by a provision for credit losses of $13.8 million in the six months ended June 30, 2025 compared to $0 in the same period in 2024. Net cash provided by investing activities was $267.0 million for the six months ended June 30, 2025 compared to $4.0 million in the same period in 2024. The increase is due to the sale of $78.9 million of securities acquired in the Merger with Fentura. ChoiceOne also received $173.1 million of cash from The State Bank as part of the Merger. Net cash used in financing activities was $210.0 million for the six months ended June 30, 2025, compared to $10.5 million provided in the same period in the prior year. ChoiceOne decreased borrowing by $146.5 million in the first six months of 2025 compared to an increase of $10.0 million in the same period during the prior year. ChoiceOne had $53.4 million in deposit decline in the first six months of 2025 compared to an increase of $4.6 million in the same period in 2024. The deposit decline was primarily due to seasonal municipal fluctuations and some reduction of higher cost deposits acquired from the Merger, offset by an increase in brokered deposits.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $195.0 million in outstanding borrowings from the FHLB at a weighted average fixed rate of 4.36%, with the earliest maturity in July 2025 as of June 30, 2025. ChoiceOne had $3.7 million in outstanding borrowings at the holding company from a line of credit at June 30, 2025. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At June 30, 2025, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $1.2 billion.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2025. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the six months ended June 30, 2025 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2025.

There were no issuer purchases of equity securities during the second quarter of 2025.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 8, 2025	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2025	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)