Form 10-Q
period 2025-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2025-11-10
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the Registrant had 15,023,732 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (September 30, 2025 Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2025	2024
Assets
Cash and due from banks	$97,885	$96,401
Time deposits in other financial institutions	1,093	350
Cash and cash equivalents	98,978	96,751

Equity securities, at fair value (Note 2)	9,505	7,782
Securities available for sale, at fair value (Note 2)	544,023	479,117
Securities held to maturity, at amortized cost net of credit losses (Note 2)	388,517	394,534
Federal Home Loan Bank stock	18,562	9,383
Federal Reserve Bank stock	12,554	5,307
Loans held for sale	6,323	7,288
Loans to other financial institutions (Note 3)	2,483	39,878
Core loans (Note 3)	2,907,445	1,505,762
Total loans held for investment (Note 3)	2,909,928	1,545,640
Allowance for credit losses (Note 3)	(34,754)	(16,552)
Loans, net	2,875,174	1,529,088

Premises and equipment, net	46,159	27,099
Other real estate owned, net	2,575	473
Cash value of life insurance policies	74,231	44,896
Goodwill	126,730	59,946
Intangible assets	31,694	1,096
Other assets	61,877	60,483
Total assets	$4,296,902	$2,723,243

Liabilities
Deposits – noninterest-bearing	$903,925	$524,945
Deposits – interest-bearing demand deposits	1,395,724	920,167
Savings deposits	588,798	338,109
Certificates of deposit	605,912	394,371
Brokered deposits	72,672	36,511
Total deposits	3,567,031	2,214,103

Borrowings	197,752	175,000
Subordinated debentures	48,368	35,752
Other liabilities	34,136	37,973
Total liabilities	3,847,287	2,462,828

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 15,017,802 at September 30, 2025 and 8,965,483 at December 31, 2024	398,688	206,780
Retained earnings	93,124	91,414
Accumulated other comprehensive loss, net	(42,197)	(37,779)
Total shareholders’ equity	449,615	260,415
Total liabilities and shareholders’ equity	$4,296,902	$2,723,243

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Loans, including fees	$47,123	$23,252	$126,297	$66,009
Securities:
Taxable	5,249	5,563	15,243	16,382
Tax exempt	1,418	1,402	4,220	4,224
Other	908	1,473	2,822	3,451
Total interest income	54,698	31,690	148,582	90,066

Interest expense
Deposits	14,287	8,362	39,843	25,464
Advances from Federal Home Loan Bank	1,926	468	5,637	1,372
Other	888	2,612	2,872	8,137
Total interest expense	17,101	11,442	48,352	34,973

Net interest income	37,597	20,248	100,230	55,093
Provision for (reversal of) credit losses on loans	200	425	14,013	1,100
Provision for (reversal of) credit losses on unfunded commitments	-	—	-	(675)
Net Provision for (reversal of) credit losses expense	200	425	14,013	425
Net interest income after provision	37,397	19,823	86,217	54,668

Noninterest income
Customer service charges	1,729	1,249	4,311	3,537
Interchange income	2,133	1,524	5,725	4,303
Insurance and investment commissions	485	184	1,320	572
Gains on sales of loans	671	631	1,470	1,610
Net (losses) gains on sales and write downs of other assets	(39)	191	(26)	203
Earnings on life insurance policies	558	315	1,791	1,115
Trust income	734	232	1,836	665
Change in market value of equity securities	458	277	804	241
Other	415	264	1,338	755
Total noninterest income	7,144	4,867	18,569	13,001

Noninterest expense
Salaries and benefits	14,127	8,372	38,178	24,467
Occupancy and equipment	2,694	1,475	6,845	4,414
Data processing	2,499	1,598	6,937	4,406
Communications	517	334	1,458	976
Professional fees	834	610	2,478	1,818
Supplies and postage	267	174	816	520
Advertising and promotional	207	168	723	517
Intangible amortization	1,728	198	4,140	604
FDIC insurance	530	390	1,535	1,155
Merger related expenses	-	645	17,369	645
Other	2,812	1,453	6,907	3,857
Total noninterest expense	26,215	15,417	87,386	43,379

Income before income tax	18,326	9,273	17,400	24,290
Income tax expense	3,645	1,925	3,091	4,722

Net income	$14,681	$7,348	$14,309	$19,568

Basic earnings per share (Note 4)	$0.98	$0.86	$1.05	$2.48
Diluted earnings per share (Note 4)	$0.97	$0.85	$1.05	$2.46
Dividends declared per share	$0.28	$0.27	$0.84	$0.81

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2025	2024	2025	2024
Net income	$14,681	$7,348	$14,309	$19,568

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	9,997	14,077	7,973	11,091
Income tax benefit (expense)	(2,099)	(2,956)	(1,674)	(2,329)
Less: reclassification adjustment for net (gain) loss for fair value hedge	(578)	(9,827)	(7,274)	(2,841)
Income tax benefit (expense)	121	2,064	1,527	597
Unrealized gain (loss) on available-for-sale securities, net of tax	7,441	3,358	552	6,518

Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	70	61	202	173
Income tax benefit (expense)	(14)	(12)	(42)	(36)
Unrealized loss on held to maturity securities, net of tax	56	49	160	137

Change in net unrealized gain (loss) on cash flow hedge	(641)	(9,558)	(6,169)	(1,753)
Income tax benefit (expense)	133	2,006	1,294	367
Less: amortization of net unrealized (gains) losses included in net income	(126)	-	(323)	1,092
Income tax benefit (expense)	27	-	68	(229)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(607)	(7,552)	(5,130)	(523)

Other comprehensive income (loss), net of tax	6,890	(4,145)	(4,418)	6,132

Comprehensive income	$21,571	$3,203	$9,891	$25,700

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2024	7,573,618	$173,984	$81,836	$(41,301)	$214,519

Net income			7,348		7,348
Other comprehensive income (loss)				(4,145)	(4,145)
Shares issued	5,914	165			165
Effect of employee stock purchases		11			11
Stock options exercised and issued	132				—
Stock-based compensation expense		174			174
Common stock offering	1,380,000	32,093			32,093
Cash dividends declared ($0.27 per share)			(2,419)		(2,419)

Balance, September 30, 2024	8,959,664	$206,427	$86,765	$(45,446)	$247,746

Balance, July 1, 2025	15,008,864	$398,201	$82,647	$(49,087)	$431,761

Net income			14,681		14,681
Other comprehensive income (loss)				6,890	6,890
Shares issued for directors and employee stock plans	8,938	245			245
Effect of employee stock purchases		17			17
Stock-based compensation expense		225			225
Cash dividends declared ($0.28 per share)			(4,204)		(4,204)

Balance, September 30, 2025	15,017,802	$398,688	$93,124	$(42,197)	$449,615

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2024	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			19,568		19,568
Other comprehensive income (loss)				6,132	6,132
Shares issued for directors and employee stock plans	30,435	280			280
Effect of employee stock purchases		33			33
Stock options exercised and issued	1,012				-
Stock-based compensation expense		508			508
Common stock offering	1,380,000	32,093			32,093
Cash dividends declared ($0.81 per share)			(6,502)		(6,502)

Balance, September 30, 2024	8,959,664	$206,427	$86,765	$(45,446)	$247,746

Balance, January 1, 2025	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net income			14,309		14,309
Other comprehensive income (loss)				(4,418)	(4,418)
Shares issued for directors and employee stock plans	23,855	678			678
Effect of employee stock purchases		46			46
Stock-based compensation expense		578			578
Restricted stock units issued	22,214				-
Shares surrendered by participants for RSU tax payments		(327)			(327)
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Repurchase of shares from Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Cash dividends declared ($0.84 per share)			(12,599)		(12,599)

Balance, September 30, 2025	15,017,802	$398,688	$93,124	$(42,197)	$449,615

ChoiceOne Financial Services, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$14,309	$19,568
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	14,013	425
Depreciation	2,576	1,907
Amortization	11,975	7,263
Accretion on purchased loans	(10,034)	(944)
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	624	541
Net change in market value of equity securities	(804)	(241)
Gains on sales of loans	(1,470)	(1,610)
Loans originated for sale	(41,493)	(48,171)
Proceeds from loan sales	43,368	47,810
Earnings on bank-owned life insurance	(1,488)	(919)
Earnings on death benefit from bank-owned life insurance	(303)	(196)
(Gains)/losses on sales of other real estate owned	(51)	(17)
Write downs of OREO	78	139
Deferred federal income tax (benefit)/expense	2,297	166
Net change in:
Other assets	(2,177)	(3,534)
Other liabilities	(13,640)	1,507
Net cash provided by operating activities	17,780	23,694

Cash flows from investing activities:
Sales of securities available for sale	78,856	-
Maturities, prepayments and calls of securities available for sale	19,593	25,109
Maturities, prepayments and calls of securities held to maturity	12,294	16,710
Purchases of securities available for sale	(73,673)	(1,116)
Purchases of equity securities	(203)	(70)
Purchases of securities held to maturity	(4,108)	(2,000)
Purchase of Federal Home Loan Bank stock	-	(242)
Purchase of Federal Reserve Bank stock	(7,247)	-
Loan originations and payments, net	25,533	(93,177)
Proceeds from bank owned life insurance death benefits claim	940	490
Additions to premises and equipment	(4,510)	(1,047)
Proceeds from sales of other real estate owned	728	-
Proceeds from derivative contracts settlements	3,636	-
Issuance costs	(8)	-
Cash received from merger with Fentura Financial, Inc.	173,082	-
Net cash provided by (used in) investing activities	224,913	(55,343)

Cash flows from financing activities:
Net change in deposits	(78,953)	86,173
Net change in short term borrowings	(147,213)	10,109
Issuance of common stock	678	500
Repurchase of shares from Fentura Financial, Inc. ESOP	(2,051)	-
Share based compensation withholding obligation	(327)	(220)
Cash dividends	(12,599)	(6,502)
Cash related to common stock offering	-	32,094
Net cash provided by (used in) financing activities	(240,465)	122,154

Net change in cash and cash equivalents	2,227	90,505
Beginning cash and cash equivalents	96,751	55,433

Ending cash and cash equivalents	$98,978	$145,938

Supplemental disclosures of cash flow information:
Cash paid for interest	$44,055	$34,358
Cash paid for income taxes	2,840	4,450
Noncash transactions:
Loans transferred to other real estate	1,122	529
Acquisition of assets from merger, net of cash	1,578,547	-
Acquisition of liabilities from merger	1,625,421	-
Issuance of common stock as consideration for merger	192,770	-

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Stock Transactions

A total of 6,136 and 16,442 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $176,000 and $496,000 for the three and nine months ended September 30, 2025, respectively, under the terms of the Directors’ Stock Purchase Plan. A total of 2,802 and 7,413 shares for a cash price of $69,000 and $182,000 were issued for the three and nine months ended September 30, 2025, respectively, under the Employee Stock Purchase Plan.

On March 1, 2025, ChoiceOne issued 6,070,836 shares of common stock at a net cost of $192.8 million as consideration in the Merger. Also on March 1, 2025, as required in the Merger, ChoiceOne purchased 57,807 shares of common stock for a cash price of approximately $1.8 million. ChoiceOne retired 6,750 shares of stock that were FETM shares which were owned by ChoiceOne prior to the merger for a cash price of $215,000 on March 1, 2025.

ChoiceOne's common stock repurchase program announced in April 2021 and amended in 2022, authorizes repurchases of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the program was adopted. No shares were repurchased under this program in the first nine months of 2025.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current presentation.

Allowance for Credit Losses (“ACL”)

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne identified an appropriate peer group for each loan pool which shared similar characteristics. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

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

The discounted cash flow methodology is utilized for all loan pools included in the general component. This methodology is supported by our current expected credit loss ("CECL") software provider and allows management to automatically calculate contractual life by factoring in all cash flows and adjusting them for behavioral and credit-related aspects.

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of September 30, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the third quarter of 2025; however, the effect was insignificant.

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

ACL for Purchased Loans: With and Without Credit Deterioration

Purchased loans are initially recorded at fair value. ChoiceOne’s accounting treatment for these loans depends on whether they exhibit significant credit deterioration since origination at the time of purchase. As part of the Merger, ChoiceOne recognized a valuation adjustment on the purchased loans, which included two distinct categories: loans purchased with credit deterioration and those without. A substantial portion of this adjustment is expected to be recognized as interest income over time.

Purchased Loans with Credit Deterioration

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of purchase are classified as purchased credit deteriorated (PCD) loans. PCD loans are recorded at fair value plus the ACL expected at the time of purchase. Under this method, there is no provision for credit losses on purchase of PCD loans. The ACL was recorded as the credit mark on PCD loans. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The non-credit-related difference between fair value and the unpaid principal balance at the purchase date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Purchased Loans Without Credit Deterioration

Loans not considered purchased credit deteriorated (Non-PCD) loans do not reflect more than insignificant credit deterioration since origination at the date of purchase. These loans are recorded at fair value and an increase to the allowance for credit losses (ACL) is recorded with a corresponding increase to the provision for credit losses at the date of purchase. The difference between fair value and the unpaid principal balance at the purchase date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Purchased loans from the Merger were brought into the model and segmented into classes on the same basis as ChoiceOne originated loans.

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses (“ACL”) is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the ACL when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At September 30, 2025, there was no ACL related to debt securities AFS.

Securities Held to Maturity ("HTM") – Since the adoption of CECL, ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.3 million at September 30, 2025 and $2.0 million at December 31, 2024 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At September 30, 2025 and December 31, 2024, the ACL related to HTM securities is insignificant.

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.8 million after tax as of September 30, 2025.

ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million of those securities to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

September 30, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,352	$649	$(496)	$9,505

December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,043	$397	$(658)	$7,782

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains (losses) recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	September 30, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,284	$25	$(5,923)	$88,386
State and municipal	262,393	-	(38,236)	224,157
Mortgage-backed	238,535	98	(16,172)	222,461
Corporate	250	-	(33)	217
Asset-backed securities	8,936	-	(134)	8,802
Total	$604,398	$123	$(60,498)	$544,023

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,983	$-	$(182)	$2,801
State and municipal	197,497	43	(24,081)	173,459
Mortgage-backed	167,458	14	(14,849)	152,623
Corporate	20,532	32	(1,497)	19,067
Asset-backed securities	47	-	-	47
Total	$388,517	$89	$(40,609)	$347,997

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$89,875	$-	$(9,373)	$80,502
State and municipal	258,815	-	(30,579)	228,236
Mortgage-backed	181,863	62	(20,955)	160,970
Corporate	250	-	(38)	212
Asset-backed securities	9,387	-	(190)	9,197
Total	$540,190	$62	$(61,135)	$479,117

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,978	$-	$(279)	$2,699
State and municipal	196,510	5	(31,477)	165,038
Mortgage-backed	174,323	7	(21,963)	152,367
Corporate	20,495	29	(1,803)	18,721
Asset-backed securities	228	-	(5)	223
Total	$394,534	$41	$(55,527)	$339,048

Available for sale securities with unrealized losses as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$83,597	$5,923	$83,597	$5,923
State and municipal	4,696	520	219,230	37,716	223,926	38,236
Mortgage-backed	67,359	982	134,772	15,190	202,131	16,172
Corporate	-	-	217	33	217	33
Asset-backed securities	-	-	8,802	134	8,802	134
Total temporarily impaired	$72,055	$1,502	$446,618	$58,996	$518,673	$60,498

	December 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,502	$9,373	$80,502	$9,373
State and municipal	-	-	228,236	30,579	228,236	30,579
Mortgage-backed	963	1	142,170	20,954	143,133	20,955
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	9,197	190	9,197	190
Total temporarily impaired	$963	$1	$460,317	$61,134	$461,280	$61,135

Held to maturity securities with unrealized losses as of September 30, 2025 and December 31, 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,801	$182	$2,801	$182
State and municipal	951	21	167,633	24,060	168,584	24,081
Mortgage-backed	4,329	39	140,576	14,810	144,905	14,849
Corporate	1,447	3	15,929	1,494	17,376	1,497
Asset-backed securities	-	-	47	-	47	-
Total temporarily impaired	$6,727	$63	$326,986	$40,546	$333,713	$40,609

	December 31, 2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,699	$279	$2,699	$279
State and municipal	5,262	630	159,558	30,847	164,820	31,477
Mortgage-backed	2,350	11	141,970	21,952	144,320	21,963
Corporate	-	-	16,591	1,803	16,591	1,803
Asset-backed securities	-	-	223	5	223	5
Total temporarily impaired	$7,612	$641	$321,041	$54,886	$328,653	$55,527

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and nine months ended September 30, 2025 and September 30, 2024 on AFS securities.

The majority of unrealized losses at September 30, 2025, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On September 30, 2025, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on September 30, 2025, 47% were issued by US government sponsored entities and agencies, and rated AA, 38% are AAA rated private issue and collateralized mortgage obligations, and 15% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligations.

Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality, and management does not intend to sell the bonds prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Presented below is a schedule of maturities of securities as of September 30, 2025. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Treasury notes and bonds	$980	$87,406	$-	$-	$88,386
State and municipal	230	32,024	29,622	162,281	224,157
Corporate	-	-	217	-	217
Asset-backed securities	-	6,406	2,396	-	8,802
Total debt securities	1,210	125,836	32,235	162,281	321,562

Mortgage-backed securities	1,649	124,723	72,250	23,839	222,461
Total Available for Sale	$2,859	$250,559	$104,485	$186,120	$544,023

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Government and federal agency	$-	$2,983	$-	$-	$2,983
State and municipal	2,332	45,985	90,267	58,913	197,497
Corporate	-	-	20,532	-	20,532
Asset-backed securities	47	-	-	-	47
Total debt securities	2,379	48,968	110,799	58,913	221,059

Mortgage-backed securities	3,416	93,193	70,849	-	167,458
Total Held to Maturity	$5,795	$142,161	$181,648	$58,913	$388,517

Following is information regarding unrealized gains and losses on equity securities for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Dollars in thousands)
Net gains (losses) recognized during the period	$458	$277	$804	$241
Less: Net gains (losses) recognized during the period on securities sold	—	—	—	—

Unrealized gains (losses) recognized during the reporting period on securities still held at the reporting date	$458	$277	$804	$241

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$51,183	1.8%	$48,221	3.1%	6.1%
Commercial and Industrial	352,876	12.1%	228,256	14.8%	54.6%
Commercial Real Estate	1,728,774	59.4%	901,130	58.3%	91.8%
Consumer	27,328	0.9%	29,412	1.9%	(7.1)%
Construction Real Estate	18,441	0.6%	17,042	1.1%	8.2%
Residential Real Estate	728,843	25.0%	281,701	18.2%	158.7%
Loans to Other Financial Institutions	2,483	0.1%	39,878	2.6%	(93.8)%
Gross Loans	$2,909,928		$1,545,640

Allowance for credit losses	34,754	1.19%	16,552	1.07%

Net loans	$2,875,174		$1,529,088

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Loans to Other
(Dollars in thousands)		And		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses Three Months Ended September 30, 2025
Beginning balance	$219	$5,240	$772	$18,311	$90	$10,161	$5	$34,798
Charge-offs	-	-	(193)	(185)	-	-	-	(378)
Recoveries	-	2	131	-	-	1	-	134
Provision	14	1,055	26	(551)	(7)	(336)	(1)	200
Ending balance	$233	$6,297	$736	$17,575	$83	$9,826	$4	$34,754

Allowance for Credit Losses Nine Months Ended September 30, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963	-	1,791	-	168	-	4,924
Charge-offs	-	(9)	(586)	(393)	-	(52)	-	(1,040)
Recoveries	-	8	273	-	-	25	-	306
Provision	141	1,075	316	6,717	24	5,795	(56)	14,013
Ending balance	$233	$6,297	$736	$17,575	$83	$9,826	$4	$34,754

Individually evaluated for credit loss	$-	$2,916	$-	$637	$-	$38	$-	$3,591

Collectively evaluated for credit loss	$233	$3,382	$736	$16,938	$82	$9,788	$4	$31,163

Loans
September 30, 2025
Individually evaluated for credit loss	$5	$8,176	1	$4,506	$—	$2,944	$-	$15,632
Collectively evaluated for credit loss	51,178	344,700	27,327	1,724,268	18,441	725,899	2,483	2,894,296
Ending loan balance	$51,183	$352,876	$27,328	$1,728,774	$18,441	$728,843	$2,483	$2,909,928

The outstanding balance and related ACL on PCD loans as of March 1, 2025 (the acquisition date) and September 30, 2025 is as follows (in thousands):

	As of September 30, 2025		As of March 1, 2025
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
(dollars in thousands)
Agricultural	$460	$2	$611	$2
Commercial and Industrial	11,628	2,934	13,572	2,960
Commercial Real Estate	65,988	1,096	79,444	1,791
Consumer	12	-	32	0
Residential Real Estate	18,014	138	19,252	171
Total	$96,102	$4,170	$112,911	$4,924

There were no PCD loans in the prior year.

		Commercial					Loans to Other
(Dollars in thousands)		and		Commercial	Construction	Residential	Financial
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Institutions	Total
Allowance for Credit Losses
December 31, 2024
Ending balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552

Loans
December 31, 2024
Ending loan balance	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878	$1,545,640

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Loans to Other
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Financial Institution	Total
Allowance for Credit Losses Three Months Ended September 30, 2024
Beginning balance	$112	$2,161	$795	$9,360	$49	$3,625	$50	$16,152
Charge-offs	-	-	(166)	-	-	(23)	-	(189)
Recoveries	-	2	96	-	-	4	-	102
Provision	(2)	307	36	(140)	(13)	227	10	425
Ending balance	$110	$2,470	$761	$9,220	$36	$3,833	$60	$16,490

Allowance for Credit Losses Nine Months Ended September 30, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$15,685
Charge-offs	-	(1)	(616)	-	-	(23)	-	(640)
Recoveries	-	13	321	-	-	11	-	345
Provision	16	242	233	400	(22)	201	30	1,100
Ending balance	$110	$2,470	$761	$9,220	$36	$3,833	$60	$16,490

Individually evaluated for credit loss	$1	$7	$1	$1	$-	$78	$-	$88

Collectively evaluated for credit loss	$109	$2,463	$760	$9,219	$36	$3,755	$60	$16,402

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

Risk rating 6 or special mention: Loans and other credit extensions bearing this grade are considered to be inadequately protected by the current net worth and debt service capacity of the borrower or of any pledged collateral. These obligations, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions that have clearly jeopardized repayment of principal and interest as originally intended. Furthermore, there is the possibility that ChoiceOne Bank will sustain some future loss if such weaknesses are not corrected. Clear loss potential, however, does not have to exist in any individual assets classified as special mention. Loans falling into this category should have clear action plans and timelines with benchmarks to determine which direction the relationship will move.

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

The following tables reflect the amortized cost basis of loans as of September 30, 2025 based on year of origination (dollars in thousands):

Commercial:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$3,743	$4,209	$1,858	$3,706	$4,952	$19,586	$38,054	$12,794	$50,848
Special mention	-	-	-	-	-	157	157	-	157
Substandard	-	-	-	-	-	178	178	-	178
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$3,743	$4,209	$1,858	$3,706	$4,952	$19,921	$38,389	$12,794	$51,183
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$43,364	$44,434	$18,784	$37,820	$13,564	$23,539	$181,505	$158,391	$339,896
Special mention	-	-	-	152	163	106	421	-	421
Substandard	-	692	5,804	46	1,471	1,758	9,771	2,788	12,559
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$43,364	$45,126	$24,588	$38,018	$15,198	$25,403	$191,697	$161,179	$352,876
Current year-to-date gross write-offs (1)	$-	$-	$9	$-	$-	$-	$9	$-	$9

Commercial Real Estate
Pass	$156,993	$180,641	$141,991	$338,974	$236,175	$415,475	$1,470,249	$223,075	$1,693,324
Special mention	-	-	212	14,068	1,561	5,199	21,040	-	21,040
Substandard	-	110	1,430	8,662	-	4,208	14,410	-	14,410
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$156,993	$180,751	$143,633	$361,704	$237,736	$424,882	$1,505,699	$223,075	$1,728,774
Current year-to-date gross write-offs (1)	$-	$-	$36	$257	$-	$100	$393	$-	$393

Total Commercial Loans	$204,100	$230,086	$170,079	$403,428	$257,886	$470,206	$1,735,785	$397,048	$2,132,833

Retail:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$5,167	$4,176	$5,208	$6,320	$3,321	$2,333	$26,525	$754	$27,279
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	13	-	27	8	48	1	49
Total	$5,167	$4,176	$5,221	$6,320	$3,348	$2,341	$26,573	$755	$27,328
Current year-to-date gross write-offs (1)	$9	$37	$76	$11	$6	$7	$146	$-	$146

Construction real estate
Performing	$2,067	$1,179	$-	$-	$501	$-	$3,747	$14,584	$18,331
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	110	110
Total	$2,067	$1,179	$-	$-	$501	$-	$3,747	$14,694	$18,441
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$52,954	$55,531	$64,393	$162,816	$109,639	$161,232	$606,565	$113,536	$720,101
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	380	760	2,979	2,086	2,102	8,307	435	8,742
Total	$52,954	$55,911	$65,153	$165,795	$111,725	$163,334	$614,872	$113,971	$728,843
Current year-to-date gross write-offs (1)	$-	$-	$17	$4	$30	$1	$52	$-	$52

Loans to Other Financial Institutions
Performing	$2,483	$-	$-	$-	$-	$-	$2,483	$-	$2,483
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$2,483	$-	$-	$-	$-	$-	$2,483	$-	$2,483
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$62,671	$61,266	$70,374	$172,115	$115,574	$165,675	$647,675	$129,420	$777,095

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first nine months of 2025 were $440,000 or an annualized $587,000 compared to $607,000 during the full year 2024.

The following tables reflect the amortized cost basis of loans as of December 31, 2024 based on year of origination (dollars in thousands):

Commercial:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$7,669	$1,729	$2,998	$2,867	$1,545	$18,573	$35,381	$12,666	$48,047
Special mention	-	-	-	-	-	174	174	-	174
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,669	$1,729	$2,998	$2,867	$1,545	$18,747	$35,555	$12,666	$48,221
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$40,184	$17,481	$30,769	$14,659	$6,100	$10,110	$119,303	$108,656	$227,959
Special mention	-		84	14	24	174	296	-	296
Substandard	-	-	-	-	-	1	1	-	1
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$40,184	$17,481	$30,853	$14,673	$6,124	$10,285	$119,600	$108,656	$228,256
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$7	$7	$-	$7

Commercial Real Estate
Pass	$150,126	$140,105	$120,517	$99,381	$69,773	$151,908	$731,810	$165,046	$896,856
Special mention	-	-	-	-	-	4,274	4,274	-	4,274
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$150,126	$140,105	$120,517	$99,381	$69,773	$156,182	$736,084	$165,046	$901,130
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$197,979	$159,315	$154,368	$116,921	$77,442	$185,214	$891,239	$286,368	$1,177,607

Retail:	2024	2023	2022	2021	2020	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$6,489	$6,636	$8,427	$4,240	$1,632	$1,283	$28,707	$697	$29,404
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	7	1	-	-	-	8	-	8
Total	$6,489	$6,643	$8,428	$4,240	$1,632	$1,283	$28,715	$697	$29,412
Current year-to-date gross write-offs (1)	$-	$69	$111	$11	$-	$2	$193	$-	$193

Construction real estate
Performing	$1,436	$451	$-	$522	$-	$-	$2,409	$14,404	$16,813
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	229	229
Total	$1,436	$451	$-	$522	$-	$-	$2,409	$14,633	$17,042
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$40,095	$43,531	$54,379	$25,350	$13,717	$45,051	$222,123	$56,111	$278,234
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	63	292	1,864	736	278	183	3,416	51	3,467
Total	$40,158	$43,823	$56,243	$26,086	$13,995	$45,234	$225,539	$56,162	$281,701
Current year-to-date gross write-offs (1)	$-	$23	$-	$1	$-	$6	$30	$-	$30

Loans to Other Financial Institutions
Performing	$39,878	$-	$-	$-	$-	$-	$39,878	$-	$39,878
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$39,878	$-	$-	$-	$-	$-	$39,878	$-	$39,878
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$87,961	$50,917	$64,671	$30,848	$15,627	$46,517	$296,541	$71,492	$368,033

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs were $607,000 during the full year 2024.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the first nine months of 2025 and the full year 2024.

For the period ended:	September 30, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Commercial real estate	$761	0%
Residential real estate	131	0%
Total	$892

For the period ended:	December 31, 2024

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$121	0%
Total	$121

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the first nine months of 2025 and the full year 2024.

For the period ended:	September 30, 2025
Term Extension
Commercial real estate	Reduced interest rate upon listing a property for sale
Residential real estate	Provided with new payment schedule to catch up on past due balance

For the period ended:	December 31, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	September 30, 2025
(Dollars in thousands)	Interest rate reduction	Term extension

Commercial real estate	$761	$-
Residential real estate	-	131
Total	$761	$131

For the period ended:	December 31, 2024
(Dollars in thousands)	Interest rate reduction	Term extension

Residential real estate	$-	$121
Total	$-	$121

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	September 30, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Commercial real estate	$-	$-	$761	$761
Residential real estate	131	-	-	131
Total	$131	$-	$761	$892

For the period ended:	December 31, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$-	$121	$121
Total	$-	$-	$121	$121

Nonaccrual loans by loan category were as follows:

As of September 30, 2025
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Agricultural	$-	$-	$-
Commercial and industrial	17	7,412	26
Consumer	-	49	2
Construction real estate	-	110	4
Commercial real estate	761	1,077	9
Residential real estate	1,219	8,743	79
Total nonaccrual loans	$1,997	$17,391	$120

As of December 31, 2024
(Dollars in thousands)	Nonaccrual loans with no ACL	Total nonaccrual loans	Interest income recognized year to date on nonaccrual loans
Agricultural	$-	$-	$-
Commercial and industrial	-	-	-
Consumer	-	8	1
Construction real estate	-	229	9
Commercial real estate	-	-	-
Residential real estate	806	3,467	71
Total nonaccrual loans	$806	$3,704	$81

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2025
Agricultural	$-	$-	$-	$-	$51,183	$51,183	$-
Commercial and industrial	1,029	-	5,591	6,620	346,256	352,876	-
Consumer	33	94	5	132	27,196	27,328	-
Commercial real estate	7,982	-	1,077	9,059	1,719,715	1,728,774	-
Construction real estate	-	-	110	110	18,331	18,441	-
Residential real estate	6,088	135	3,778	10,001	718,842	728,843	-
Loans to Other Financial Institutions	-	-	-	-	2,483	2,483	-
	$15,132	$229	$10,561	$25,922	$2,884,006	$2,909,928	$-

(1) Includes nonaccrual loans.

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2024
Agricultural	$-	$-	$-	$-	$48,221	$48,221	$-
Commercial and industrial	-	49	-	49	228,207	228,256	-
Consumer	52	87	7	146	29,266	29,412	-
Commercial real estate	23	-	-	23	901,107	901,130	-
Construction real estate	694	-	229	923	16,119	17,042	-
Residential real estate	4,866	765	1,850	7,481	274,220	281,701	-
Loans to Other Financial Institutions	-	-	-	-	39,878	39,878	-
	$5,635	$901	$2,086	$8,622	$1,537,018	$1,545,640	$-

(1) Includes nonaccrual loans.

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2025	2024	2025	2024
Basic
Net (loss) income	$14,681	$7,348	$14,309	$19,568

Weighted average common shares outstanding	15,014,933	8,567,548	13,579,249	7,898,938

Basic (loss) earnings per common shares	$0.98	$0.86	$1.05	$2.48

Diluted
Net (loss) income	$14,681	$7,348	$14,309	$19,568

Weighted average common shares outstanding	15,014,933	8,567,548	13,579,249	7,898,938
Plus dilutive stock options and restricted stock units	46,222	48,269	46,538	45,227

Weighted average common shares outstanding and potentially dilutive shares	15,061,155	8,615,817	13,625,787	7,944,165

Diluted (loss) earnings per common share	$0.97	$0.85	$1.05	$2.46

There were no stock options that were considered anti-dilutive to earnings per share for the three and nine months ended September 30, 2025. There were no stock options that were considered anti-dilutive to earnings per share for the three months ended September 30, 2024 and 3,000 stock options that were considered anti-dilutive to earnings per share for the nine months ended September 30, 2024. There were 1,729 and 1,686 performance awards that were considered anti-dilutive to earnings for the three and nine months ended September 30, 2025, respectively.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Assets
Cash and cash equivalents	$98,978	$98,978	$98,978	$-	$-
Equity securities at fair value	9,505	9,505	5,713	-	3,792
Securities available for sale	544,023	544,023	88,386	455,637	-
Securities held to maturity	388,517	347,997	-	331,565	16,432
Federal Home Loan Bank and Federal
Reserve Bank stock	31,116	31,116	-	31,116	-
Loans held for sale	6,323	6,513	-	6,513	-
Loans, net	2,875,174	2,829,132	-	-	2,829,132
Accrued interest receivable	16,219	16,219	-	16,219	-
Interest rate lock commitments	247	247	-	247	-
Interest rate derivative contracts	6,756	6,756	-	6,756	-
Interest rate swaps	1,770	1,770	-	1,770	-

Liabilities
Noninterest-bearing deposits	903,925	903,925	903,925	-	-
Total interest-bearing deposits	2,590,434	2,589,395	-	2,589,395	-
Brokered deposits	72,672	72,827	-	72,827	-
Borrowings	197,752	198,068	-	198,068	-
Subordinated debentures	48,368	46,486	-	46,486	-
Accrued interest payable	1,982	1,982	-	1,982	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	1,783	1,783	-	1,783	-

December 31, 2024
Assets
Cash and cash equivalents	$96,751	$96,751	$96,751	$-	$-
Equity securities at fair value	7,782	7,782	4,838	-	2,944
Securities available for sale	479,117	479,117	80,502	398,615	-
Securities held to maturity	394,534	339,048	-	324,591	14,457
Federal Home Loan Bank and Federal
Reserve Bank stock	14,690	14,690	-	14,690	-
Loans held for sale	7,288	7,507	-	7,507	-
Loans, net	1,529,088	1,496,704	-	-	1,496,704
Accrued interest receivable	10,376	10,376	-	10,376	-
Interest rate lock commitments	95	95	-	95	-
Interest rate derivative contracts	23,649	23,649	-	23,649	-
Interest rate swaps	686	686	-	686	-

Liabilities
Noninterest-bearing deposits	524,945	524,945	524,945	-	-
Total interest-bearing deposits	1,652,647	1,652,169	-	1,652,169	-
Brokered deposits	36,511	36,508	-	36,508	-
Borrowings	175,000	175,139	-	175,139	-
Subordinated debentures	35,752	32,895	-	32,895	-
Accrued interest payable	1,694	1,694	-	1,694	-
Interest rate swaps	686	686	-	686	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2025
Equity securities	$5,713	$-	$3,792	$9,505

Investment Securities, Available for Sale - September 30, 2025
U.S. Treasury notes and bonds	$88,386	$-	$-	$88,386
State and municipal	-	224,157	-	224,157
Mortgage-backed	-	222,461	-	222,461
Corporate	-	217	-	217
Asset-backed securities	-	8,802	-	8,802
Total	$88,386	$455,637	$-	$544,023

Derivative Instruments - September 30, 2025
Interest rate derivative contracts - assets	$-	$6,756	$-	$6,756
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - September 30, 2025
Interest rate swaps - assets	$-	$1,770	$-	$1,770
Interest rate swaps - liabilities	$-	$1,783	$-	$1,783

Equity Securities Held at Fair Value - December 31, 2024
Equity securities	$4,838	$-	$2,944	$7,782

Investment Securities, Available for Sale - December 31, 2024
U. S. Treasury notes and bonds	$80,502	$-	$-	$80,502
State and municipal	-	228,236	-	228,236
Mortgage-backed	-	160,970	-	160,970
Corporate	-	212	-	212
Asset-backed securities	-	9,197	-	9,197
Total	$80,502	$398,615	$-	$479,117

Derivative Instruments - December 31, 2024
Interest rate derivative contracts - assets	$-	$23,649	$-	$23,649
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - December 31, 2024
Interest rate swaps - assets	$-	$686	$-	$686
Interest rate swaps - liabilities	$-	$686	$-	$686

Securities classified as available for sale are generally reported at fair value utilizing Level 2 inputs. ChoiceOne’s external investment advisor obtained fair value measurements from an independent pricing service that uses matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The fair value measurements considered observable data that may include dealer quotes, market spreads, cash flows and the bonds' terms and conditions, among other things. Securities classified in Level 2 included U.S. Government and federal agency securities, state and municipal securities, mortgage-backed securities, corporate bonds, and asset backed securities. The Company classified certain state and municipal securities and corporate bonds as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

The Company classified certain equity securities as Level 3. Based on the lack of observable market data, estimated fair values were based on the observable data available and reasonable unobservable market data.

Derivative instruments and interest rate swaps are generally reported at fair value using Level 2 inputs. The estimated fair value is determined by calculating the present value of expected future cashflows, based on market observable inputs.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2025	2024
Equity Securities Held at Fair Value
Balance, January 1	$2,944	$2,756
Total realized and unrealized gains (losses) included in noninterest income	289	71
Net purchases, sales, calls, and maturities	559	70
Net transfers into Level 3	-	-
Balance, September 30,	$3,792	$2,897

Amount of total losses for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$11	$36

Of the Level 3 assets that were held by the Company at September 30, 2025, the net unrealized gain as of September 30, 2025 was $606,000, compared to $283,000 as of September 30, 2024. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $883,000 and $70,000 of Level 3 securities were purchased during the nine months ended 2025 and 2024, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
September 30, 2025	$1,007	$-	$-	$1,007
December 31, 2024	$1,887	$-	$-	$1,887

Other Real Estate
September 30, 2025	$2,575	$-	$-	$2,575
December 31, 2024	$473	$-	$-	$473

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

Customer service charges

Revenue includes charges and fees to provide account maintenance, overdraft services, wire transfers, funds transfer, and other deposit-related services. Account maintenance fees such as monthly service charges are recognized over the period of time that the service is provided. Transaction fees such as wire transfer charges are recognized when the service is provided to the customer.

Interchange income

Revenue includes debit card interchange and network revenues. This revenue is earned on debit card transactions that are conducted through payment networks. The revenue is recorded as services are delivered and is presented net of interchange expenses.

Insurance and investment commission income

Revenue includes fees from the investment management advisory services and revenue is recognized when services are rendered. Revenue also includes commissions received from the placement of brokerage transactions for purchase or sale of stocks or other investments and commission income is recognized when the transaction has been completed. The Company earns commissions from the sale of life insurance and credit life insurance products. Revenue is recognized at the time the policy is sold, as the Company’s performance obligation is satisfied upon completion of the sale.

Trust fee income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Customer service charges	$1,729	$1,249	$4,311	$3,537
Interchange income	2,133	1,524	5,725	4,303
Insurance and investment commissions	485	184	1,320	572
Trust fee income	734	232	1,836	665
Other charges and fees for customer services	204	162	563	409
Noninterest income from contracts with customers within the scope of ASC 606	5,285	3,351	13,755	9,486
Noninterest income within the scope of other GAAP topics	1,859	1,516	4,814	3,515
Total noninterest income	$7,144	$4,867	$18,569	$13,001

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

In the second quarter of 2022, ChoiceOne entered into two pay-floating/receive-fixed interest rate swaps (the “Pay Floating Swap Agreements”) for a total notional amount of $200.0 million that were designated as cash flow hedges. These derivatives hedge the variable cash flows of specifically identified available-for-sale securities, cash and loans. The Pay Floating Swap Agreements were determined to be highly effective during the periods presented and therefore no amount of ineffectiveness has been included in net income. The Pay Floating Swap Agreements pay a coupon rate equal to SOFR while receiving a fixed coupon rate of 2.41%. In March 2023, ChoiceOne terminated all Pay Floating Swap Agreements for a cash payment of $4.2 million. The loss was amortized into interest income over 13 months, which was the remaining period of the swap agreements. By April of 2024, the loss was fully amortized, reducing interest income by $1.1 million for the year ended December 31, 2024.

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreement will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which began in April 2024. On February 6, 2025, ChoiceOne sold $50 million of the Pay Fixed Swap Agreement. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. Net settlements on the Pay Fixed Swap Agreement were $608,000 and $1.9 million for the three and nine months ended September 30, 2025 compared to $1.3 million and $2.3 million for the three and nine months ended September 30, 2024, which reduced interest expense. Interest expense was further reduced by $126,000 and $337,000 during the three and nine months ended September 30, 2025, respectively, due to accretion from the gain on the sale of $50 million of the Pay Fixed Swap Agreement.

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

In the third quarter of 2025, ChoiceOne entered into $30.4 million in amortizing pay fix swaps to hedge interest rate risk on approximately $40.6 million of newly purchased agency mortgage backed securities. The swaps are designated as a fair value hedge and will amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. A fair value basis adjustment associated with available-for-sale agency mortgage backed securities initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the agency mortgage backed securities related to the hedged risk (the benchmark interest rate component) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid monthly, with the first starting in October 2025, and will be included in interest income.

Settlements on the four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million and the $30.4 million in amortizing pay fix swaps amounted to $510,000 and $1.5 million for the three and nine months ended September 30, 2025 compared to $1.0 million and $3.0 million during the same periods in 2024.

In total, as of September 30, 2025, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $381.3 million, a weighted average coupon of 3.15%, a fair value of $6.8 million and an average remaining contract length of 7.2 years. On December 31, 2024, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $23.6 million and an average remaining contract length of 7.4 years. In total, income from the effect of swaps amounted to $1.3 million and $3.8 million for the three and nine months ended September 30, 2025 compared to $2.5 million and $4.3 million for the three and nine months ended September 30, 2024, which were included in interest income and interest expense.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$6,756	Other Assets	$23,649
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended September 30, 2025		Three months ended September 30, 2024		Nine months ended September 30, 2025		Nine months ended September 30, 2024
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$553	$734	$1,180	$1,327	$1,639	$2,207	$2,038	$2,301

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$578	$-	$9,827	$-	$7,274	$-	$2,841	$-
Derivatives designated as hedging instruments	$(535)	$-	$(9,665)	$-	$(7,124)	$-	$(2,720)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$126	$-	$-	$-	$337	$(1,092)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

September 30, 2025
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$258,247	$(327)

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

The table below presents the notional and fair value of these derivative instruments as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$84,986	Other Assets	$1,770
Derivative liabilities
Interest rate swaps	$84,986	Other Liabilities	$1,783

	December 31, 2024
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$56,526	Other Assets	$686
Derivative liabilities
Interest rate swaps	$56,526	Other Liabilities	$686

The fair value of interest rate swaps in a net liability position, which includes accrued interest was $1.8 million and $686,000 as of September 30, 2025 and December 31, 2024, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset; however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent banks was $1.8 million and $686,000 at September 30, 2025 and December 31, 2024, respectively. Cash pledged as collateral to the correspondent bank was $2.5 million and $0 at September 30, 2025 and December 31, 2024, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $85.0 million as of September 30, 2025 and $56.5 million at December 31, 2024. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

The following represents the contractual maturities of Federal Home Loan Bank Advances:

(Dollars in thousands)	September 30, 2025	December 31, 2024

Maturity of January 2025 with fixed interest rate of 4.48%	$-	$135,000
Maturity of July 2025 with fixed interest rate of 4.88%	-	20,000
Maturity of October 2025 with fixed interest rate of 4.51%	20,000
Maturity of October 2025 with fixed interest rate of 4.29%	118,000
Maturity of December 2025 with fixed interest rate of 4.11%	10,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2027 with fixed interest rate of 3.76%	20,000
Total contractual advances outstanding at period end	$198,000	$175,000

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $610.1 million at September 30, 2025. Based on this collateral, the Bank was eligible to borrow an additional $212.4 million at September 30, 2025. Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $204.4 million and securities with a carrying value of approximately $265.5 million at December 31, 2024.

Advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $349.4 million and loans with a carrying value of approximately $841.1 million at September 30, 2025. Based on this collateral, the Bank was eligible to borrow an additional $975.1 million at September 30, 2025. As of September 30, 2025, ChoiceOne had no borrowings from the Federal Reserve Bank. As of December 31, 2024, advances from the Federal Reserve Bank were secured by securities with a carrying value of approximately $349.9 million and loans with a carrying value of approximately $460.6 million. As of December 31, 2024, ChoiceOne had no borrowings from the Federal Reserve Bank.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and a rate of 7.25% at September 30, 2025. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds. ChoiceOne was in compliance with all covenants as of September 30, 2025. The available line of credit balance was $3.7 million at June 30, 2025. The line of credit had no outstanding balance at September 30, 2025.

ChoiceOne acquired trust preferred securities in the merger with Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month SOFR and the rate was 7.30% at September 30, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at September 30, 2025 were $10.8 million consisting of $12.0 million in trust preferred securities less $1.2 million in merger fair value adjustments, which is being amortized over the next 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I, and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month SOFR and the rate was 6.06% at September 30, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at September 30, 2025 were $1.6 million consisting of $2.0 million in trust preferred securities less $403,000 in merger fair value adjustments, which is being amortized over the next 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust II, and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

Note 10 – Segment Reporting

Segment Reporting

ChoiceOne operates in one reportable segment, which is commercial banking. ChoiceOne provides a full range of financial services to individual and business customers through its network of branches and ATMs. ChoiceOne’s products and services include deposit accounts, loans, mortgage banking, and other financial services.

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

Major Customers: ChoiceOne does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Nine months ended September 30,
(Dollars in thousands)	2025	2024
Total Revenues	$167,151	$103,067
Net (loss) Income	$14,309	$19,568
Total Assets	$4,296,902	$2,723,243

NOTE 11 – BUSINESS COMBINATION

On March 1, 2025, ChoiceOne completed the Merger, in an all stock transaction, of Fentura, the former parent company of The State Bank, with and into ChoiceOne, with ChoiceOne surviving the Merger. The primary reason for the Merger was to expand ChoiceOne's market presence and enhance its financial strength by integrating Fentura's substantial customer base. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank, with ChoiceOne Bank surviving the consolidation. Fentura had 20 branch offices and one loan production office as of the date of the Merger. Total assets acquired in the Merger were approximately $1.8 billion, including total loans of approximately $1.4 billion. Total deposits acquired in the Merger, the majority of which were core deposits, totaled approximately $1.4 billion. The impact of the Merger has been included in ChoiceOne’s results of operations since March 1, 2025. As consideration in the Merger, ChoiceOne issued 6,070,836 shares of ChoiceOne common stock with an approximate total value of $193.0 million. Transaction costs incurred after the merger date were primarily in salaries and employee benefits and legal and consulting fees in the Consolidated Statements of Operations, as well as a $12.0 million provision for credit losses. The initial accounting for the business combination has been determined provisionally for the fair value of certain assets and liabilities, including loans, core deposit intangible, and deferred taxes. Management expects to finalize calculations supporting the fair value of these assets and liabilities during the measurement period.

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

The following pro forma presentation of net income (loss) for the three- and nine month periods ended September 30, 2025, gives effect to completion of the Merger as if it had occurred on January 1, 2024. This pro forma presentation excludes the impact of after-tax merger-related expenses totaling $0 and $13.9 million for the three- and nine-month periods ended September 30, 2025, respectively, as well as a non-recurring provision for credit losses on acquired loans of $9.5 million and includes these expenses for the nine month period ended September 30, 2024.

Additional adjustments include estimated accretion of fair value marks on acquired loans, which increased net interest income by $1.6 million in 2025 and by $2.4 million and $4.8 million for the three- and nine-month periods ended September 30, 2024, respectively. Net income (loss) was further adjusted to reflect the after-tax impact of incremental interest income and intangible amortization, resulting in after-tax adjustments of $433,000 in 2025 and $649,000 and $1.9 million for the three- and nine month periods ended September 30, 2024, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net interest income plus other income	$44,741	$41,717	$130,132	$118,228
Net income (loss)	$16,681	$8,231	$40,841	$3,172

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

Non-GAAP financial measures have inherent limitations. Readers should be aware of these limitations and should be cautious with respect to the use of such measures. To compensate for these limitations, non-GAAP financial measures are used as comparative tools, together with GAAP financial measures, to assist in the evaluation of operating performance or financial condition. These measures are also calculated using the appropriate GAAP or regulatory components in their entirety and are computed in a manner intended to facilitate consistent period-to-period comparisons. ChoiceOne’s method of calculating these non-GAAP financial measures may differ from methods used by other companies. These non-GAAP financial measures should not be considered in isolation or as a substitute for those financial measures prepared in accordance with GAAP or applicable regulatory requirements.

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

RESULTS OF OPERATIONS

ChoiceOne reported net income of $14,681,000 and $14,309,000 for the three and nine months ended September 30, 2025, compared to net income of $7,348,000 and $19,568,000 for the same periods in the prior year, respectively. Adjusted net income (non-GAAP) excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes, was $14,681,000 and $37,657,000 for the three and nine months ended September 30, 2025, respectively. Diluted earnings per share were $0.97 and $1.05 for the three and nine months ended September 30, 2025, compared to diluted earnings per share of $0.85 and $2.46 in the same periods in the prior year. Adjusted diluted earnings per share (non-GAAP) excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes, were $0.97 and $2.76 for the three and nine months ended September 30, 2025, respectively.

A reconciliation for non-GAAP adjusted net income and adjusted earnings per share to GAAP net income and earnings (loss) per share follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(In Thousands, Except Per Share Data)
Net (loss) income	$14,681	$7,348	$14,309	$19,568

Merger related expenses net of tax	-	633	13,885	633
Merger related provision for credit losses, net of tax (1)	-	-	9,463	-
Adjusted net income (Non-GAAP)	$14,681	$7,981	$37,657	$20,201

Weighted average number of shares	15,014,933	8,567,548	13,579,249	7,898,938
Diluted average shares outstanding	15,061,155	8,615,500	13,625,787	7,944,143
Basic earnings (loss) per share	$0.98	$0.86	1.05	2.48
Diluted earnings (loss) per share	$0.97	$0.85	1.05	2.46
Adjusted basic earnings per share (Non-GAAP)	$0.98	$0.94	$2.77	$2.56
Adjusted diluted earnings per share (Non-GAAP)	$0.97	$0.93	$2.76	$2.54

(1) Merger related provision for credit losses represents the estimated credit loss on loans purchased without credit deterioration in the Merger on March 1, 2025.

As of September 30, 2025, total assets were $4.3 billion, an increase of $1.6 billion compared to September 30, 2024. The growth in total assets is primarily attributed to the Merger. The growth in total assets was offset by a $36.0 million reduction in loans to other financial institutions and a $47.0 million reduction in cash and cash equivalents on September 30, 2025 compared to September 30, 2024. Loans to other financial institutions consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates and balances that fluctuate in line with the national mortgage market. The reduction in cash balances is primarily due to purchases of agency mortgage backed securities during the third quarter of 2025. ChoiceOne has actively managed its balance sheet to support organic loan growth with a loan to deposit ratio of 81.8% at September 30, 2025.

Core loans, which exclude held for sale loans and loans to other financial institutions, declined by $10.3 million or 1.4% on an annualized basis during the third quarter of 2025 and grew organically by $65.3 million or 4.5% during the twelve months ended September 30, 2025. Core loans grew by $1.4 billion due to the Merger on March 1, 2025. Loan interest income increased $23.9 million in the third quarter of 2025 compared to the same period in 2024. Interest income for the three months ended September 30, 2025 includes $3.6 million of interest income due to accretion from purchased loans. Of this amount, $1.8 million was calculated using the effective interest rate method of amortization, while the remaining $1.8 million resulted from unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated interest income due to accretion from purchased loans for the remainder of 2025 and 2026 using the effective interest method of amortization is $2.3 million and $8.2 million, respectively; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $54.0 million remains to be recognized as interest income due to accretion from purchased loans over the life of the loan portfolio.

Deposits, excluding brokered deposits, increased by $8.0 million as of September 30, 2025, compared to June 30, 2025. During the third quarter of 2025 non-interest bearing deposits declined by $39.9 million while interest bearing demand deposits increased by $73.4 million. The shift from non-interest-bearing to interest-bearing demand deposits was partly due to quarter-end timing and fluctuations in business and municipal activity. The growth in interest-bearing demand deposits was primarily concentrated in non-maturity interest-bearing checking and money market accounts. The average balance of non-interest-bearing deposits rose to $930.3 million in the third quarter of 2025, up from $915.6 million in the second quarter of 2025. Deposits, excluding brokered deposits, increased by $1.3 billion as of September 30, 2025, compared to September 30, 2024 largely as a result of the Merger. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At September 30, 2025, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.2 billion or 33.2% of deposits at September 30, 2025.

In the three months ended September 30, 2025, compared to the same period in the prior year, ChoiceOne’s cost of deposits to average total deposits increased by 4 basis points, rising from 1.53% to 1.57%, primarily due to higher-cost deposits acquired through the Merger. This increase was partially offset by a decline in CD costs and a reduction in wholesale funding costs. The annualized cost of funds decreased by 10 basis points, from 1.87% to 1.77% in the three months ended September 30, 2025 compared to the same period in the prior year. In the three months ended September 30, 2025, compared to the three months ended June 30, 2025, annualized cost of funds decreased to 1.77% from 1.84%, primarily due to a decrease in higher cost local and brokered CDs. Interest expense on borrowings for the three months ended September 30, 2025, declined by $489,000 compared to the same period in the prior year. As of September 30, 2025, the total balance of borrowed funds from the FHLB was $198.0 million at a weighted average fixed rate of 4.23%, with $158.0 million due within 12 months.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. During the third quarter of 2025, ChoiceOne entered into $30.4 million in amortizing pay fix swaps to hedge interest rate risk on approximately $40.6 million of newly purchased agency mortgage backed securities. The swaps are designed to amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. On September 30, 2025, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $381.3 million, a weighted average coupon of 3.15%, a fair value of $6.8 million and an average remaining contract length of 7.2 years. Settlements from swaps amounted to $1.3 million for the third quarter of 2025 compared to $1.3 million for the second quarter of 2025. In addition to the pay-fixed interest rate swaps, ChoiceOne also employs back-to-back swaps on select commercial loans, with the impact reflected in interest income.

The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.19% on September 30, 2025 compared to 1.07% on December 31, 2024. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.03% and nonperforming loans to total loans (excluding loans held for sale) of 0.69% as of September 30, 2025. Notably, 0.39% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to loans purchased with credit deterioration acquired in the Merger.

The annualized return on average assets and annualized return on average shareholders’ equity were 1.36% and 13.39%, respectively, for the third quarter of 2025, compared to an annualized 1.09% and an annualized 12.36%, respectively, for the same period in 2024. The annualized return on average assets and annualized return on average shareholders’ equity were 0.48% and 5.00%, respectively, for the first nine months of 2025, compared to 0.98% and 12.00%, respectively, for the same period in 2024.

Dividends

Cash dividends of $4.2 million or $0.28 per share were declared in the third quarter of 2025, compared to $2.4 million or $0.27 per share in the third quarter of 2024. Cash dividends declared in the first nine months of 2025 were $12.6 million or $0.84 per share, compared to $6.5 million or $0.81 per share in the same period during the prior year. The cash dividend payout percentage was 88.0% for the nine months ended September 30, 2025, compared to 33.2% in the same period in the prior year.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and nine months ended September 30, 2025 and 2024. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2025			2025			2024
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,927,878	$47,142	6.39%	$2,936,168	$46,551	6.36%	$1,460,033	$23,262	6.34%
Taxable securities (2)	703,045	5,249	2.96	695,546	5,264	3.04	681,578	5,563	3.25
Nontaxable securities (1)	287,274	1,795	2.48	289,061	1,764	2.45	289,335	1,775	2.44
Other	79,365	909	4.54	63,416	735	4.65	108,019	1,473	5.43
Interest-earning assets	3,997,562	55,095	5.47	3,984,191	54,314	5.47	2,538,965	32,073	5.03
Noninterest-earning assets	310,727			314,322			146,225
Total assets	$4,308,289			$4,298,513			$2,685,190

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,374,827	$6,392	1.84%	$1,332,318	$6,163	1.86%	$916,459	$3,111	1.35%
Savings deposits	591,653	1,125	0.75	595,362	1,003	0.68	329,613	728	0.88
Certificates of deposit	616,686	5,777	3.72	646,247	6,353	3.94	388,183	4,296	4.40
Brokered deposit	91,735	993	4.30	120,720	1,321	4.39	17,227	227	5.25
Borrowings	179,122	2,019	4.47	169,257	1,945	4.61	210,000	2,508	4.75
Subordinated debentures	48,663	701	5.72	48,971	689	5.65	35,658	413	4.61
Other	8,550	94	4.38	11,763	129	4.39	11,756	159	5.37
Interest-bearing liabilities	2,911,236	17,101	2.33	2,924,638	17,603	2.41	1,908,896	11,442	2.38
Demand deposits	930,346			915,637			519,511
Other noninterest-bearing liabilities	28,258			30,695			18,908
Total liabilities	3,869,840			3,870,970			2,447,315
Shareholders' equity	438,449			427,543			237,875
Total liabilities and shareholders' equity	$4,308,289			$4,298,513			$2,685,190

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,994			$36,711			$20,631

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.77%			3.70%			3.23%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,994			$36,711			$20,631
Adjustment for taxable equivalent interest		(397)			(389)			(383)
Net interest income (GAAP)		$37,597			$36,322			$20,248
Net interest margin (GAAP)			3.73%			3.66%			3.17%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $17.0 million, $16.8 million, and $2.2 million in the third quarter of 2025, the second quarter of 2025 and the third quarter of 2024, respectively.
(5)
Interest on loans included net origination fees and interest income due to accretion from purchased loans. Interest income due to accretion from purchased loans was $3.6 million, $3.5 million and $275,000 in the third quarter of 2025, the second quarter of 2025 and the third quarter of 2024, respectively.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,631,222	$126,359	6.42%	$1,436,277	$66,051	6.14%
Taxable securities (2)	697,188	15,243	2.92	695,984	16,382	3.14
Nontaxable securities (1)	288,398	5,342	2.48	290,404	5,347	2.46
Other	85,827	2,822	4.40	84,209	3,451	5.47
Interest-earning assets	3,702,635	149,766	5.41	2,506,874	91,231	4.86
Noninterest-earning assets	276,538			143,570
Total assets	$3,979,173			$2,650,444

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,273,979	$16,976	1.78%	$892,174	$9,609	1.44%
Savings deposits	539,990	3,010	0.75	333,707	2,019	0.81
Certificates of deposit	583,934	17,079	3.91	385,823	12,742	4.41
Brokered deposit	86,172	2,778	4.31	29,347	1,095	4.98
Borrowings	180,726	6,174	4.57	211,606	7,511	4.74
Subordinated debentures	45,897	1,889	5.50	35,597	1,237	4.64
Other	13,578	446	4.39	18,835	760	5.39
Interest-bearing liabilities	2,724,276	48,352	2.37	1,907,089	34,973	2.45
Demand deposits	833,490			514,019
Other noninterest-bearing liabilities	39,862			11,946
Total liabilities	3,597,628			2,433,054
Shareholders' equity	381,545			217,390
Total liabilities and shareholders' equity	$3,979,173			$2,650,444

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$101,414			$56,258

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.66%			3.00%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$101,414			$56,258
Adjustment for taxable equivalent interest		(1,184)			(1,165)
Net interest income (GAAP)		$100,230			$55,093
Net interest margin (GAAP)			3.62%			2.94%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $13.7 million and $2.1 million in the nine months ended September 30, 2025 and 2024, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $10.0 million and $944,000 in the nine months ended September 30, 2025 and 2024, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2025 Over 2024
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$23,880	$23,696	$184
Taxable securities	(314)	943	(1,257)
Nontaxable securities (2)	20	(63)	83
Other	(564)	(350)	(214)
Net change in interest income	23,022	24,226	(1,204)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	3,281	1,895	1,386
Savings deposits	397	1,033	(636)
Certificates of deposit	1,481	5,384	(3,903)
Brokered deposit	766	1,050	(284)
Borrowings	(489)	(349)	(140)
Subordinated debentures	288	174	114
Other	(64)	(38)	(26)
Net change in interest expense	5,660	9,149	(3,489)
Net change in tax-equivalent net interest income	$17,362	$15,077	$2,285

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

(2)
Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

	Nine Months Ended September 30,
(Dollars in thousands)	2025 Over 2024
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$60,308	$57,946	$2,362
Taxable securities	(1,139)	37	(1,176)
Nontaxable securities (2)	(5)	(45)	40
Other	(629)	84	(713)
Net change in interest income	58,535	58,022	513

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	7,367	5,196	2,171
Savings deposits	991	1,193	(202)
Certificates of deposit	4,337	6,207	(1,870)
Brokered deposit	1,683	1,881	(198)
Borrowings	(1,336)	(1,125)	(211)
Subordinated debentures	652	440	212
Other	(314)	(210)	(104)
Net change in interest expense	13,380	13,582	(202)
Net change in tax-equivalent net interest income	$45,155	$44,440	$715

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

Net Interest Income

Tax-equivalent net interest income (non-GAAP) increased $17.4 million and $45.2 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. The primary factor contributing to the increase in interest income was loan growth, both organically and due to the Merger, the impact of interest income due to accretion from purchased loans, and the impact of fixed rate swaps (see note 8). Tax equivalent net interest margin (non-GAAP) increased 54 and 66 basis points in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. GAAP based net interest margin increased 56 and 68 basis points in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of deposits	1.57%	1.53%	1.60%	1.58%
Cost of funds	1.77%	1.87%	1.81%	1.93%

ChoiceOne has experienced loan growth, leading to an increase in interest income from loans of $23.9 million and $60.3 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In the three and nine months ended September 30, 2025, average loans increased by $1.5 billion and $1.2 billion, respectively, driven by both organic growth and the impact of the Merger, compared to the same periods in 2024. In addition, the average rate earned on loans increased 5 and 28 basis points in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Interest income for the three and nine months ended September 30, 2025 includes $3.6 million and $10.0 million, respectively, of interest income due to accretion from purchased loans.

The average balance of total securities increased $19.4 million and decreased $802,000 for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. The increase during the three months ended September 30, 2025 is due to $40.6 million of newly purchased agency mortgage backed securities. These securities were purchased in congruence to $30.4 million of amortizing pay fix swaps designed to amortize with the expected cash flow of the bonds and hold a coupon of 3.52%. The decrease in securities during the nine months ended September 30, 2025, is due to paydowns and a decline in the fair value of available for sale securities, offset by the purchase of agency mortgage backed securities during the third quarter of 2025. The average rate earned on securities decreased 18 basis points and 15 basis points for the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. Interest income and rate on securities were impacted by a decline in cash settlements from fixed rate interest rate swaps which are hedged against securities.

Total interest expense increased $5.7 million and $13.4 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year. This increase was driven by a $1.2 billion increase in interest bearing liabilities from the Merger. Interest expense on interest bearing-demand deposits and savings deposits increased $3.7 million and $8.4 million in the three and nine months ended September 30, 2025, respectively. The average rate paid on interest bearing-demand deposits and savings deposits increased by 30 basis points and 20 basis points in the three and nine months ended September 30, 2025, respectively, compared to the same periods in the prior year as higher cost deposits were acquired in the Merger.

In the three months ended September 30, 2025, compared to the same period in the prior year, ChoiceOne’s cost of deposits to average total deposits increased by 4 basis points, rising from 1.53% to 1.57%, primarily due to higher-cost deposits acquired through the Merger. This increase was partially offset by a decline in CD costs and a reduction in wholesale funding costs. The annualized cost of funds decreased by 10 basis points, from 1.87% to 1.77% in the three months ended September 30, 2025 compared to the same period in the prior year. In the three months ended September 30, 2025, compared to the three months ended June 30, 2025, annualized cost of funds decreased to 1.77% from 1.84%, primarily due to a decrease in higher cost local and brokered CDs.

The average balance of borrowings increased by $9.9 million and declined by $30.9 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. In addition, the rate paid on borrowings declined by 28 basis points and 17 basis points in the three and nine months ended September 30, 2025, compared to the same periods in 2024. The decline in balance and rate led to a decline in interest expense of $489,000 and $1.3 million in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with trust preferred securities that were obtained as part of the merger with Community Shores and the Merger with Fentura. The average balance of subordinated debentures increased $10.3 million and the average rate on subordinated debentures increased 86 basis points in the first nine months of 2025, compared to the same period in the prior year due to the additional subordinated debentures obtained in the Merger. The increase led to additional expense of $652,000 for the first nine months of 2025 compared to the same period in prior year.

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

The determination of our loss factors is based, in part, upon benchmark peer loss history adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. Our lookback period for benchmark peer net charge-off history excludes the years 2020 and 2021 due to the COVID-19 pandemic and spans from January 1, 2004, to December 31, 2019, and January 1, 2022, to December 31, 2024.

The provision for credit losses on loans was $200,000 and $14.0 million for the three and nine months ended September 30, 2025, respectively. The provision for credit losses in the first nine months of 2025 was due primarily to $12.0 million of expense in the first quarter for the acquisition of $1.3 billion of loans purchased without credit deterioration in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The allowance for credit losses also increased by $4.9 million in the first quarter of 2025 as the credit mark on loans purchased with credit deterioration (“PCD loans”) migrated into the reserve in accordance with CECL guidelines.

Nonperforming assets, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $15.8 million to $19.9 million at September 30, 2025, compared to the balance on December 31, 2024, largely due to $12.9 million in non-accrual loans and $1.7 million of OREO acquired in the Merger. All non-accrual loans from the Merger are classified as PCD loans. The ACL was 1.19% of total loans, excluding loans held for sale, at September 30, 2025, compared to 1.07% as of December 31, 2024. The liability for expected credit losses on unfunded loans and other commitments was $1.6 million as of September 30, 2025, compared to $1.5 million as of December 31, 2024.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2025 and 2024 were as follows:

(Dollars in thousands)	2025		2024
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$9	$8	$1	$13
Consumer	586	273	616	321
Commercial real estate	393	-	-	-
Residential real estate	52	25	23	11
	$1,040	$306	$640	$345

Net charge-offs were $734,000 during the first nine months of 2025, compared to net charge-offs of $295,000 during the same period in 2024. Net charge-offs for checking accounts during the first nine months of 2025 were $206,000 compared to $155,000 for the same period in the prior year. Annualized net loan charge-offs as a percentage of average loans were 0.03% for the first nine months of 2025 compared to 0.02% for the same period in the prior year. Nonperforming loans to total loans (excluding loans held for sale) were 0.69% as of September 30, 2025. Notably, 0.39% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to PCD loans acquired through the Merger which have a corresponding PCD credit reserve.

Noninterest Income

Noninterest income increased by $2.3 million and $5.6 million for the three and nine months ended September 30, 2025, compared to the same periods in the prior year. This increase was partly driven by higher service charges and interchange income, which rose due to increased volume from the Merger. Investment commissions and trust income also increased as a result of higher estate settlement fees and customers obtained from the Merger. Additionally, ChoiceOne recognized income from two death benefit claims under bank-owned life insurance policies during the second quarter for an additional $299,000.

Noninterest Expense

Noninterest expense increased by $10.8 million and $44.0 million for the three and nine months ended September 30, 2025, compared to the same periods in 2024. The year to date increase was largely due to merger-related expenses of $17.4 million during the nine months ended September 30, 2025, compared to $645,000 in the same period in the prior year. Management does not anticipate additional material merger expenses. The remainder of the increase was primarily due to the addition of Fentura on March 1, 2025. ChoiceOne continues to strive to optimize our cost structure while investing in opportunities that enhance our performance and reinforce the value we bring to customers and shareholders.

Income Tax Expense

Income tax expense was $3.6 million and $3.1 million in the three and nine months ended September 30, 2025, compared to income tax expense of $1.9 million and $4.7 million for the same periods in 2024. The effective tax rate was 19.9% and 17.8% for the three and nine months ended September 30, 2025, respectively, compared to 20.8% and 19.4% for the same periods in 2024. The effective tax rate in 2025 is lower than compared to 2024 due to a decrease in disallowed interest expense during 2025.

FINANCIAL CONDITION

At September 30, 2025, ChoiceOne had consolidated total assets of $4.3 billion, net loans of $2.9 billion, total deposits (excluding brokered deposits) of $3.5 billion and total shareholders' equity of $449.6 million.

Securities

In the first quarter of 2025, ChoiceOne acquired $90.7 million in securities as part of the Merger. However, to reduce higher-cost wholesale funding, management opted to sell $78.9 million of those securities. As a result, the net increase in securities from the Merger totaled $11.8 million.

On September 30, 2025, total available-for-sale securities amounted to $544.0 million, up from $479.1 million on December 31, 2024. This increase was driven by securities acquired through the Merger and the purchase of $40.6 million of agency mortgage backed securities purchased in conjuncture with $30.4 million in amortizing pay fix swaps. The swaps are designed to amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. Purchases of securities were offset by principal repayments, calls, and maturities. The unrealized loss on securities available for sale was relatively flat compared to December 31, 2024.

Total held to maturity securities on September 30, 2025 were $388.5 million compared to $394.5 million on December 31, 2024. ChoiceOne's held to maturity securities declined during the first nine months of 2025 due to $12.3 million of principal repayments, calls and maturities, which was offset by $4.1 million in securities acquired through the Merger and purchases of securities during the first nine months of 2025.

At September 30, 2025, ChoiceOne had $101.6 million in gross unrealized losses on its investment securities, including $60.5 million in unrealized losses on available for sale securities, $40.6 million in unrealized losses on held to maturity securities, and $496,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds pay fixed, receive variable interest rate swaps with a total notional value of $381.3 million. These derivative instruments change in value as rates rise or fall inverse to the change in unrealized losses of the available for sale portfolio. Refer to Note 8 - Derivatives and Hedging Activities of the consolidated financial statements for more discussion on ChoiceOne’s derivative position.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $8.5 million as of September 30, 2025. As of December 31, 2024, equity securities included a MMP of $1.0 million and common stock of $6.8 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		September 30, 2025		December 31, 2024
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$81,476	2.8%	$61,740	4.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B, 9A	819,428	28.2%	380,139	24.6%
Multifamily Loans	1D	154,072	5.3%	83,766	5.4%
Owner Occupied CRE Loans	1E1	535,143	18.4%	325,966	21.1%
Non-Owner Occupied CRE Loans	1E2	886,114	30.5%	387,102	25.0%
Commercial & Industrial Loans	2A2, 4A	341,156	11.7%	216,376	14.0%
Farm & Agriculture Loans	1B, 3	52,990	1.8%	48,246	3.1%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	39,549	1.4%	42,305	2.7%

Total Loans		$2,909,928		$1,545,640

Average loan balances decreased $8.3 million in the third quarter of 2025, compared to the second quarter of 2025. Core loans, which exclude held for sale loans and loans to other financial institutions, declined by $10.3 million or 1.4% on an annualized basis during the third quarter of 2025 and grew organically by $65.3 million or 4.5% during the twelve months ended September 30, 2025. Core loans grew by $1.4 billion due to the Merger on March 1, 2025.

Loan interest income increased $23.9 million in the third quarter of 2025 compared to the same period in 2024. Interest income for the three months ended September 30, 2025 includes $3.6 million of interest income due to accretion from purchased loans. Of this amount, $1.8 million was calculated using the effective interest rate method of amortization, while the remaining $1.8 million resulted from accretion through unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated interest income due to accretion from purchased loans for the remainder of 2025 and 2026 using the effective interest method of amortization is $2.3 million and $8.2 million, respectively; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $54.0 million remains to be recognized as interest income due to accretion from purchased loans over the life of the loan portfolio.

Loans to other financial institutions decreased by $37.4 million as of September 30, 2025 compared to December 31, 2024. Loans to other financial institutions consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates and balances that fluctuate in line with the national mortgage market.

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

Deposits and Borrowings

Deposits, excluding brokered deposits, increased by $8.0 million as of September 30, 2025, compared to June 30, 2025. During the third quarter of 2025, non-interest bearing deposits declined by $39.9 million while interest-bearing demand deposits increased by $73.4 million. The shift from non-interest-bearing to interest-bearing demand deposits was partly due to quarter-end timing and fluctuations in business and municipal activity. The growth in interest-bearing demand deposits was primarily concentrated in non-maturity interest-bearing checking and money market accounts. The average balance of non-interest-bearing deposits rose to $930.3 million in the third quarter of 2025, up from $915.6 million in the second quarter of 2025. Deposits, excluding brokered deposits, increased by $1.3 billion as of September 30, 2025, compared to September 30, 2024 largely as a result of the Merger. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At September 30, 2025, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.2 billion or 33.2% of deposits at September 30, 2025.

ChoiceOne recognized a core deposit intangible of $31.0 million related to the Merger. This intangible asset, valued at 2.78% of Fentura's core deposits, is being amortized over a period of 10 years using the sum-of-years-digits method. This approach reflects the anticipated pattern of economic benefits derived from the core deposits. ChoiceOne recognized core deposit intangible expense of $4.1 million for the nine months ended September 30, 2025.

In the three months ended September 30, 2025, compared to the same period in the prior year, ChoiceOne’s cost of deposits to average total deposits increased by 4 basis points, rising from 1.53% to 1.57%, primarily due to higher-cost deposits acquired through the Merger. This increase was partially offset by a decline in CD costs and a reduction in wholesale funding costs. The annualized cost of funds decreased by 10 basis points, from 1.87% to 1.77% in the three months ended September 30, 2025 compared to the same period in the prior year. In the three months ended September 30, 2025, compared to the three months ended June 30, 2025, annualized cost of funds decreased to 1.77% from 1.84%, primarily due to a decrease in higher cost local and brokered CDs.

Interest expense on borrowings for the three months ended September 30, 2025, declined by $489,000 compared to the same period in the prior year. As of September 30, 2025, the total balance of borrowed funds from the FHLB was $198.0 million at a weighted average fixed rate of 4.23%, with $158.0 million due within 12 months and the earliest maturity in October 2025.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $15.9 million in subordinated debentures that were obtained in the acquisition of Community Shores and the Merger with Fentura, offset by the merger mark-to-market adjustment.

Shareholders' Equity

As of September 30, 2025, shareholders’ equity was $449.6 million, a significant increase from $260.8 million on December 31, 2024. This growth was primarily driven by the Merger, in which ChoiceOne issued 6,070,836 shares of common stock on March 1, 2025, valued at $193.0 million. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 12.8% as of September 30, 2025, compared to 12.7% on December 31, 2024.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$418,645	13.0%	$258,279	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	333,388	10.3	145,282	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	351,888	10.9	193,709	6.0	N/A	N/A
Tier 1 capital (to average assets)	351,888	8.5	166,068	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$411,407	12.8%	$257,926	8.0%	$322,407	10.0%
Common equity Tier 1 capital (to risk weighted assets)	377,017	11.7	145,083	4.5	209,565	6.5
Tier 1 capital (to risk weighted assets)	377,017	11.7	193,444	6.0	257,926	8.0
Tier 1 capital (to average assets)	377,017	9.1	165,898	4.0	207,372	5.0

December 31, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$287,927	14.5%	$158,391	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	237,152	12.0	89,095	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	241,652	12.2	118,793	6.0	N/A	N/A
Tier 1 capital (to average assets)	241,652	9.1	106,485	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$250,494	12.7%	$158,197	8.0%	$197,746	10.0%
Common equity Tier 1 capital (to risk weighted assets)	236,479	12.0	88,986	4.5	128,535	6.5
Tier 1 capital (to risk weighted assets)	236,479	12.0	118,647	6.0	158,197	8.0
Tier 1 capital (to average assets)	236,479	8.9	106,422	4.0	133,028	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2025 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash provided by operating activities was $17.8 million for the nine months ended September 30, 2025 compared to $24.6 million net cash provided in the same period in 2024. The change was primarily driven by a $15.1 million decrease in other liabilities during the nine months ended September 30, 2025, compared to the same period in 2024, partially offset by a $13.6 million increase in the provision for credit losses over the same timeframe. Net cash provided by investing activities was $224.9 million for the nine months ended September 30, 2025 compared to net cash used in investing activities of $56.3 million in the same period in 2024. The increase is due to the sale of $78.9 million of securities acquired in the Merger with Fentura. ChoiceOne also received $173.1 million of cash from The State Bank as part of the Merger. Net cash used in financing activities was $240.5 million for the nine months ended September 30, 2025, compared to $122.2 million provided in the same period in the prior year. ChoiceOne decreased borrowing by $147.2 million in the first nine months of 2025 compared to an increase of $10.1 million in the same period during the prior year. ChoiceOne had $79.0 million in deposit decline, net of the increase from the Merger, in the first nine months of 2025 compared to an increase of $86.2 million in the same period in 2024. The deposit decline was primarily due to seasonal municipal fluctuations and some reduction of higher cost deposits acquired from the Merger, offset by an increase in brokered deposits.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $198.0 million in outstanding borrowings from the FHLB at a weighted average fixed rate of 4.23%, with the earliest maturity in October 2025 as of September 30, 2025. ChoiceOne had $72.7 million in brokered deposits on September 30, 2025. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At September 30, 2025, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $1.2 billion.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2025. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the nine months ended September 30, 2025 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2025.

There were no issuer purchases of equity securities during the third quarter of 2025.

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 10, 2025	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2025	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)