Form 10-K
period 2025-12-31
CHOICEONE FINANCIAL SERVICES INC
filed 2026-03-13
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the Registrant was $402.4 million. This amount is based on an average bid price of $28.70 per share for the Registrant's stock as of such date.

As of February 28, 2026, the Registrant had 14,981,917 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of ChoiceOne Financial Services, Inc. for the Annual Meeting of Shareholders to be held on May 20, 2026, are incorporated by reference into Part III of this Form 10-K.

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

PART I

Item 1. Business

General

ChoiceOne Financial Services, Inc. (the “Company”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (“BHC Act”). The Company was incorporated on February 24, 1986, as a Michigan corporation. The Company was formed to create a bank holding company for the purpose of acquiring all of the capital stock of ChoiceOne Bank, which became a wholly owned subsidiary of the Company on April 6, 1987. Effective November 1, 2006, Valley Ridge Financial Corp., a one-bank holding company for Valley Ridge Bank (“VRB”), merged with and into the Company. In December 2006, VRB was consolidated into ChoiceOne Bank. Effective October 1, 2019, County Bank Corp. ("County"), a one-bank holding company for Lakestone Bank & Trust (“Lakestone”), merged with and into the Company. Lakestone was consolidated into ChoiceOne Bank in May 2020. On July 1, 2020, Community Shores Bank Corporation ("Community Shores"), a one bank holding company for Community Shores Bank, merged with and into the Company. Community Shores Bank was consolidated into ChoiceOne Bank in October 2020. ChoiceOne Bank owns all of the outstanding common stock of ChoiceOne Insurance Agencies, Inc., an independent insurance agency headquartered in Sparta, Michigan (the "Insurance Agency"). On July 18, 2023, the Company organized 109 Technologies, LLC as a wholly owned subsidiary of the Company with the intent to own intellectual property for a fintech product licensed to third party banks and bank holding companies. On March 1, 2025, the Company completed the merger (the “Merger”) of Fentura Financial, Inc. (“Fentura”), the former parent company of The State Bank, with and into the Company with the Company surviving the merger. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank with ChoiceOne Bank surviving the consolidation.

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

The Bank’s primary market areas lie within western, central, and southeastern Michigan, in the communities where the Bank’s respective offices are located. The Bank serves these markets through 47 full-service offices, one drive up office, five loan production offices and a wealth management office. The Company and the Bank have no foreign assets or income.

At December 31, 2025, the Company had consolidated total assets of $4.4 billion, net loans of $3.0 billion, total deposits excluding brokered deposits of $3.5 billion and total shareholders' equity of $465.4 million. For the year ended December 31, 2025, the Company recognized consolidated net income of $28.2 million. The principal source of revenue for the Company and the Bank is interest and fees on loans. On a consolidated basis, interest and fees on loans accounted for 76%, 64%, and 60% of total revenues in 2025, 2024, and 2023, respectively. Interest on securities accounted for 12%, 19%, and 24% of total revenues in 2025, 2024, and 2023, respectively. For more information about the Company's financial condition and results of operations, see the consolidated financial statements and related notes included in Item 8 of this report.

Competition

There are a number of larger commercial banks and credit unions within the Bank’s primary market areas. The Bank also competes with a large number of other financial institutions, such as savings and loan associations, insurance companies, consumer finance companies, internet banks and other financial technology companies, and commercial finance and leasing companies for deposits, loans and service business. Money market mutual funds, brokerage houses and nonfinancial institutions provide many of the financial services offered by the Bank. Many of these competitors have substantially greater resources than the Bank. The principal methods of competition for financial services are price (the rates of interest charged for loans, the rates of interest paid for deposits and the fees charged for services) and the convenience and quality of services rendered to customers.

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

As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of four categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions categorized as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium, while institutions that are categorized as less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

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

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires, among other things, federal banking agencies to take “prompt corrective action” in respect of depository institutions that do not meet minimum capital requirements. FDICIA sets forth the following five capital categories: “well-capitalized,” “adequately-capitalized,” “undercapitalized,” “significantly-undercapitalized” and “critically-undercapitalized.” A depository institution's capital category will depend upon how its capital levels compare with various relevant capital measures as established by regulation, which include a common equity Tier I risk-based capital ratio, a Tier 1 risk-based capital ratio, a total risk-based capital ratio and a leverage capital ratio. In addition, a capital conservation buffer is required. Under certain circumstances, the appropriate banking agency may treat a well-capitalized, adequately-capitalized, or undercapitalized institution as if the institution were in the next lower capital category.

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

In order for the Company to maintain financial holding company status, the Bank must be categorized as "well-capitalized" and "well-managed" under applicable regulatory guidelines. If the Company or the Bank ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements and place limitations on the Company’s ability to conduct the broader financial activities permissible for financial holding companies. In addition, if the deficiencies persist, the Federal Reserve Board may require the Company to divest of the Bank. The Bank was categorized as "well-capitalized" and "well-managed" as of December 31, 2025.

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

Employees

As of February 28, 2026, the Company, on a consolidated basis, employed 598 employees, of which 505 were full-time employees. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The Company did not hold investment securities from any one issuer at December 31, 2025, that were greater than 10% of the Company's shareholders' equity, exclusive of U.S. Government and U.S. Government agency securities.

Presented below is the fair value of securities available for sale and amortized cost for held to maturity securities as of December 31, 2025, a schedule of maturities of securities as of December 31, 2025, and the weighted average yields of securities as of December 31, 2025. Certain municipal securities are callable at the issuer’s option prior to stated maturity. While contractual maturities extend past 10 years, the effective duration of these securities may be shorter due to call provisions, particularly in a declining or stable rate environment.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Government and federal agency	$-	$-	$-	$-	$-
U.S. Treasury notes and bonds	986	88,049	-	-	89,035
State and municipal	-	34,898	26,006	166,670	227,574
Corporate	-	-	222	-	222
Asset-backed securities	-	8,202	2,333	-	10,535
Total debt securities	986	131,149	28,561	166,670	327,366

Mortgage-backed securities	962	132,286	84,742	9,064	227,054
Total Available for Sale	$1,948	$263,435	$113,303	$175,734	$554,420

	Available for Sale weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	-%	-%	-%	-%
U.S. Treasury notes and bonds	4.01	1.29	-	-	1.32
State and municipal	-	2.54	2.32	2.53	2.51
Corporate	-	-	3.75	-	3.75
Asset-backed securities	-	5.00	4.90	-	4.98
Mortgage-backed securities	2.86	3.62	3.10	3.16	3.40

Security yields are shown before the impact of interest rate swaps. ChoiceOne holds pay fixed, receive variable swaps with a notional value of $230.4 million which effect the interest earned on securities. Further details can be found in Note 8 - Derivatives and Hedging Activities.

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at December 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2025

U.S. Government and federal agency	$-	$2,984	$-	$-	$2,984
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	2,142	53,150	88,379	52,777	196,448
Corporate	-	-	20,941	-	20,941
Asset-backed securities	-	-	-	-	-
Total debt securities	2,142	56,134	109,320	52,777	220,373

Mortgage-backed securities	1,898	109,670	53,252	-	164,820
Total Held to Maturity	$4,040	$165,804	$162,572	$52,777	$385,193

	Held to Maturity weighted average yields:
	Less than	1 Year -	5 Years -	More than
	1 Year	5 Years	10 Years	10 Years	Total
U.S. Government and federal agency	-%	1.61%	-%	-%	1.61%
U.S. Treasury notes and bonds	-	-	-	-	-
State and municipal	3.03	2.15	2.24	2.47	2.29
Corporate	-	-	4.24	-	4.24
Asset-backed securities	-	-	-	-	-
Mortgage-backed securities	4.36	2.65	2.26	-	2.55

Weighted average yields are calculated based on the fair value of securities available for sale and amortized cost of securities held to maturity which are denoted in the table above. Weighted average yields for tax-exempt securities is computed on a fully tax-equivalent basis at an incremental tax rate of 21% for 2025.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans as of December 31, 2025. Loans are also classified according to the sensitivity to changes in interest rates as of December 31, 2025. Maturity dates are different than repricing dates used on call report.

(Dollars in thousands)	In one year	After one year	After five years	After fifteen
	or less	through five years	through fifteen years	years	Total

Agricultural	$17,870	$11,254	$23,457	$3,637	$56,218
Commercial and industrial	83,189	97,943	153,383	18,041	352,556
Commercial real estate	208,256	714,478	749,651	108,011	1,780,396
Construction real estate	18,004	642	-	493	19,139
Consumer	3,130	10,852	10,734	1,985	26,701
Residential real estate	12,734	3,665	158,760	552,878	728,037
Mortgage warehouse advances	58,987	-	-	-	58,987
Totals	$402,170	$838,834	$1,095,985	$685,045	$3,022,034

(Dollars in thousands)	Fixed or	Floating or
	predetermined rates	variable rates	Total
Loans maturing after one year:
Agricultural	$35,202	$3,146	$38,348
Commercial and industrial	158,443	110,924	269,367
Commercial real estate	1,085,953	486,187	1,572,140
Construction real estate	1,135	-	1,135
Consumer	23,388	183	23,571
Residential real estate	278,273	437,030	715,303
Mortgage warehouse advances	-	-	-
Totals	$1,582,394	$1,037,470	$2,619,864

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

The following table reflects the composition of our allowance for credit losses, non-accrual loans, and nonperforming loans as a percentage of total loans represented by each class of loans as of the dates indicated:

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Mortgage warehouse advances	Totals
Loans
December 31, 2025	$56,218	$352,556	$26,701	$1,780,396	$19,139	$728,037	$58,987	$3,022,034

Allowance for credit losses year ended December 31, 2025	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Allowance as a percentage of loan category	0.39%	1.93%	2.60%	1.03%	0.42%	1.27%	0.15%	1.18%

Nonaccrual loans year ended December 31, 2025	$-	$8,003	$101	$8,020	$-	$10,934	$-	$27,058
Nonaccrual as a percentage of loan category	0.00%	2.27%	0.38%	0.45%	0.00%	1.50%	0.00%	0.90%

Allowance as a percentage of nonaccrual loans	NA	84.93%	686.14%	229.63%	NA	84.66%	NA	131.38%

Nonperforming loans year ended December 31, 2025	$-	$8,003	$101	$8,020	$-	$10,941	$-	$27,065
Nonperforming loans as a percentage of loan category	0.00%	2.27%	0.38%	0.45%	0.00%	1.50%	0.00%	0.90%

Net deposit charge-offs during the year ended December 31, 2025	$-	$-	$(223)	$-	$-	$-	$-	$(223)
Net loan charge-offs during the year ended December 31, 2025	$-	$(236)	$(117)	$(416)	$-	$(47)	$-	$(816)
Net charge-offs during the year ended December 31, 2025	$-	$(236)	$(340)	$(416)	$-	$(47)	$-	$(1,039)
Net charge-offs during the year to average loans outstanding	0.00%	-0.01%	-0.01%	-0.02%	0.00%	0.00%	0.00%	-0.04%

(Dollars in thousands)	Agricultural	Commercial and industrial	Consumer	Commercial real estate	Construction real estate	Residential real estate	Mortgage warehouse advances	Totals
Loans
December 31, 2024	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878	$1,545,640

Allowance for loan losses year ended December 31, 2024	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Allowance as a percentage of loan category	0.19%	0.99%	2.49%	1.05%	0.35%	1.38%	0.15%	1.07%

Nonaccrual loans year ended December 31, 2024	$-	$-	$8	$-	$229	$3,467	$-	$3,704
Nonaccrual as a percentage of loan category	0.00%	0.00%	0.03%	0.00%	1.34%	1.23%	0.00%	0.24%

Allowance as a percentage of nonaccrual loans	NA	NA	9162.50%	NA	25.76%	112.20%	NA	446.87%

Nonperforming loans year ended December 31, 2024		$-	$8	$-	$229	$3,467	$-	$3,704
Nonperforming loans as a percentage of loan category	0.00%	0.00%	0.03%	0.00%	1.34%	1.23%	0.00%	0.24%

Net deposit charge-offs during the year ended December 31, 2024	$-	$-	$(237)	$-	$-	$-	$-	$(237)
Net loan charge-offs during the year ended December 31, 2024	$-	$8	$(189)	$-	$-	$(15)	$-	$(196)
Net charge-offs during the year ended December 31, 2024	$-	$8	$(426)	$-	$-	$(15)	$-	$(433)
Net charge-offs during the year to average loans outstanding	0.00%	0.00%	-0.03%	0.00%	0.00%	0.00%	0.00%	-0.03%

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

The following schedule presents an allocation of the allowance for credit losses to the various loan categories as of the years ended December 31:

	2025	2024	2023
Agricultural	$219	$90	$94
Commercial and industrial	6,797	2,260	2,216
Commercial real estate	18,416	9,460	8,820
Construction real estate	80	59	58
Residential real estate	9,257	3,890	3,644
Consumer	693	733	823
Mortgage warehouse advances	88	60	30
Unallocated	-	-	-
Total allowance for loan losses	$35,550	$16,552	$15,685

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years:

(Dollars in thousands)
	2025		2024		2023
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$856,661	-%	$519,709	-%	$546,926	-%
Interest-bearing demand and money market deposits	1,291,528	1.81	896,060	1.45	852,927	1.18
Savings	554,110	0.77	334,310	0.85	370,074	0.43
Certificates of deposit	681,049	3.82	415,626	4.38	342,043	3.46
Total	$3,383,348	1.58%	$2,165,705	1.57%	$2,111,970	1.11%

Amount of time deposits in uninsured accounts as of December 31, 2025 (Dollars in thousands)
Maturing in less than 3 months	$116,841
Maturing in 3 to 6 months	82,071
Maturing in 6 to 12 months	111,911
Maturing in more than 12 months	11,139
Total uninsured time deposits	$321,962

At December 31, 2025, the aggregate balance of all deposits exceeding the FDIC insured limit of $250,000 for individual and $500,000 for joint accounts totaled $1.2 billion, or 33.2% of total deposits, compared to $833.2 million, or 37.6% of total deposits and $769.7 million, or 36.3% of total deposits at December 31, 2024 and 2023, respectively. Certificate of Deposit Account Registry Service ("CDARs") and Insured Cash Sweep ("ICS") deposits are excluded from the above table as these deposits are 100% FDIC insured.

Core deposits, which we define as insured branch deposits less certificates of deposit, totaled $2.0 billion or 55.0% of total deposits at December 31, 2025.

At December 31, 2025, the Bank had no material foreign deposits.

Return on Equity and Assets

The following schedule presents certain financial ratios of the Company for the years ended December 31:

	2025	2024	2023
Return on assets (net income divided by average total assets)	0.69%	1.00%	0.85%
Return on equity (net income divided by average equity)	7.04%	11.80%	12.00%
Dividend payout ratio (dividends declared per share divided by net income per share)	60.15%	33.72%	37.21%
Equity to assets ratio (average equity divided by average total assets)	9.81%	8.49%	7.11%

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

The Company is affected by general economic conditions in the United States, although most directly within Michigan. An economic downturn within Michigan caused by inflation, recession or a recessionary environment, trade tariffs, trade policy or retaliatory measures by trade partners, unemployment, changes in financial or capital markets or other factors, could negatively impact household and corporate incomes. This impact may lead to decreased demand for both loan and deposit products and increase the number of customers who fail to pay interest or principal on their loans.

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

We are subject to extensive government regulation under both federal and state law. We are subject to regulation by the Federal Reserve Board, the FDIC and the DIFS, in addition to other regulatory and self-regulatory organizations. Current laws and applicable regulations are subject to change and any new regulatory change could make compliance more expensive, difficult, or otherwise adversely affect our business. Specifically, regulation changes to overdraft fees could adversely affect our business. We cannot predict the ultimate effect of any changes to regulations affecting us, but such changes could have a material adverse effect on our results of operation or financial condition.

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

At December 31, 2025, the Company had $90.4 million in unrealized losses on its investment securities, including $52.8 million in unrealized losses on available for sale securities, $37.2 in unrealized losses on held to maturity securities, and $471,000 in unrealized losses on equity securities. If the Company were required to sell investment securities in an unrealized loss position to meet liquidity needs and realize losses, that could have a material adverse impact on its results of operations and financial condition, including a negative impact on net income and a permanent reduction in equity capital.

Evaluation of investment securities for an allowance for credit losses involves subjective determinations and could have a material adverse impact on our results of operations and financial condition.

The fair value evaluation of investment securities is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments require the establishment of an allowance for credit losses. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects and the effects of changes in interest rates or credit spreads. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of an allowance for credit losses is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Our management considers a wide range of factors about the security issuer and uses reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Additions to the allowance for credit losses for our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations or financial condition.

The Company has significant exposure to risks associated with commercial and residential real estate.

A substantial portion of the Company’s loan portfolio consists of commercial and residential real estate-related loans, including real estate development, construction and residential and commercial mortgage loans. As of December 31, 2025, the Company had approximately $1.8 billion of commercial and construction real estate loans outstanding, which represented approximately 59.6% of its loan portfolio. As of that same date, the Company had approximately $728.0 million in residential real estate loans outstanding, or approximately 24.1% of its loan portfolio. Consequently, real estate-related credit risks are a significant concern for the Company. The adverse consequences from real estate-related credit risks tend to be cyclical and are often driven by national economic developments that are not controllable or entirely foreseeable by the Company or its borrowers. A downturn in the real estate market, especially in Michigan, could cause us to incur losses and have a material adverse effect on our results of operations or financial condition.

Commercial loans may expose the Company to greater financial and credit risk than other loans.

The Company’s commercial and industrial loan portfolio, including commercial mortgages, was approximately $352.6 million at December 31, 2025, comprising approximately 11.7% of its total loan portfolio. Commercial loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. Any significant failure to pay on time by the Company’s customers would hurt the Company’s earnings. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, the Bank and/or its third party service providers. Although we employ reasonably comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, employee training, data encryption, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, regulatory criticism or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

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

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors, including:

•
Variations in quarterly or annual operating results
•
Changes in dividends per share
•
Changes in interest rates
•
Changes in inflation levels
•
Trade tariffs, trade policy or retaliatory measures by trade partners
•
War or military conflicts, including the recent escalation of conflicts in the middle east
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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We face various cybersecurity threats, including unauthorized access, malware, ransomware, and phishing attacks. These threats could compromise the security of our information systems and the data we store and process. While we have experienced, and expect to continue to experience, cybersecurity threats, we have not experienced a material cybersecurity incident in the three year period ended December 31, 2025. The potential consequences of a material cybersecurity incident could include reputational damage, litigation with third parties, regulatory criticism or proceedings and increased cybersecurity protection and remediation costs, which in turn could materially adversely affect our results of operations.

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

The Information Technology Committee, in turn, reviews reports on our cybersecurity risk management processes. These reports cover assessments of management’s handling of cybersecurity threats and incident management functions. The committee receives periodic updates from the Chief Technology Officer, including information on social engineering risks, the effectiveness of cybersecurity training, and results from vulnerability and penetration assessments conducted both internally and by external parties. Audit reports related to information systems and cybersecurity threat monitoring are also part of this reporting process.

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

Chief Technology Officer (“CTO”) has extensive experience in managing complex IT environments and mitigating cybersecurity risks. The CTO is responsible for overseeing cybersecurity and technology vendors, assessing risks in these areas, and ensuring the effective execution of the information security program.

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

Forty‑seven of the Bank’s facilities are designed, operated, and maintained as full‑service bank branch offices and are suitable for current operations. The remaining seven facilities consist of loan production offices, a drive‑up office, and a wealth management office. Office facilities generally range in size from approximately 1,200 to 3,200 square feet, depending on location and staffing levels. All of our offices are owned by the Bank except for seven that are leased under various operating lease agreements. The Company’s management believes all offices are adequately covered by property insurance.

Item 3. Legal Proceedings

As of December 31, 2025, there were no significant pending legal proceedings to which the Company or the Bank is a party or to which any of their properties were subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial condition of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information

The Company’s common stock is traded on the NASDAQ Capital Market under the symbol COFS.

As of February 28, 2026, there were approximately 1,103 owners of record and approximately 3,161 beneficial owners of our common stock.

The following table summarizes the quarterly cash dividends declared per share of common stock during 2025 and 2024:

	2025	2024
First Quarter	$0.28	$0.27
Second Quarter	0.28	0.27
Third Quarter	0.28	0.27
Fourth Quarter	0.29	0.28
Total	$1.13	$1.09

ChoiceOne’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current banking regulations. See Note 21 – Regulatory Capital to the consolidated financial statements for a description of these restrictions. Based on information presently available, management expects ChoiceOne to declare and pay regular quarterly cash dividends in 2026, although the amount of the quarterly dividends will be dependent on market conditions and ChoiceOne’s requirements for cash and capital, among other things.

Information regarding the Company’s equity compensation plans may be found in Item 12 of this report and is here incorporated by reference.

ISSUER PURCHASES OF EQUITY SECURITIES

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022, authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. During 2025, ChoiceOne repurchased 25,116 shares of stock for a net cost of $775,000 under the repurchase plan. The repurchase plan has 350,272 shares remaining to purchase as of December 31, 2025. There was no stated expiration date. The repurchase of shares during 2025 reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders. There were no repurchases during 2024.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
October 1 - October 31, 2025
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	375,388
November 1 - November 30, 2025
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	375,388
December 1 - December 31, 2025
Employee Transactions (1)	93	$30.44	—
Repurchase Plan	25,116	$30.86	25,116	350,272

(1) Shares surrendered for the “net exercise” of stock options.

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

We have omitted discussion of 2024 results where it would be redundant to the discussion previously included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Selected Financial Data

(Dollars in thousands, except per share data)
	2025	2024	2023
For the year
Net interest income	$137,070	$74,442	$65,885
Provision for credit losses, net	14,813	625	150
Noninterest income	24,666	17,995	14,906
Noninterest expense	112,735	58,723	55,074
Income before income taxes	34,188	33,089	25,567
Income tax expense	6,012	6,362	4,306
Net income	28,176	26,727	21,261
Cash dividends declared	16,949	9,012	7,910

Per share
Basic earnings	$2.02	$3.27	$2.82
Diluted earnings	2.01	3.25	2.82
Cash dividends declared	1.13	1.09	1.05
Shareholders' equity (at year end)	31.02	29.05	25.92

Average for the year
Securities	$997,629	$981,454	$1,042,559
Gross loans	2,714,377	1,456,434	1,265,261
Deposits	3,383,348	2,165,705	2,111,970
Borrowings	202,631	208,142	141,507
Subordinated debt	46,277	35,627	35,382
Shareholders' equity	400,271	226,547	177,201
Assets	4,079,074	2,668,556	2,493,840

At year end
Securities	$980,082	$896,123	$939,576
Gross loans	3,029,219	1,552,928	1,415,363
Deposits	3,600,025	2,214,103	2,122,055
Borrowings	264,788	175,000	200,000
Subordinated debt	48,460	35,752	35,507
Shareholders' equity	465,353	260,415	195,634
Assets	4,410,551	2,723,243	2,576,706

Selected financial ratios
Return on average assets	0.69%	1.00%	0.85%
Return on average shareholders' equity	7.04	11.80	12.00
Cash dividend payout as a percentage of net income	60.15	33.72	37.21
Shareholders' equity to assets (at year end)	10.55	9.56	7.59

RECENT EVENTS

On March 1, 2025, ChoiceOne completed the merger (the “Merger”) of Fentura Financial, Inc. (“Fentura”), the former parent company of The State Bank, with and into ChoiceOne with ChoiceOne surviving the merger. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank with ChoiceOne Bank surviving the consolidation.

RESULTS OF OPERATIONS

Summary

ChoiceOne reported net income of $28,176,000 for the year ended December 31, 2025, compared to net income of $26,727,000 for the same period in the prior year . Net income excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes, was $51,524,000 for the year ended December 31, 2025. Diluted earnings per share were $2.01 for the year ended December 31, 2025, compared to diluted earnings per share of $3.25 for the same period in the prior year. Diluted earnings per share excluding merger expenses, net of taxes, and merger related provision for credit losses, net of taxes, were $3.68 for the year ended December 31, 2025.

ChoiceOne's asset mix has shifted from loans held for investment of 69.8% of deposits at December 31, 2024 to 83.9% of deposits at December 31, 2025. As of December 31, 2025, total assets were $4.4 billion, an increase of $1.7 billion compared to December 31, 2024. The growth in total assets is primarily attributed to the Merger. In addition to growth related to the Merger, ChoiceOne also grew in core loans, securities and mortgage warehouse advances, which consist of a line of credit to fund participated mortgage loans. Interest rates and balances from this warehouse line of credit fluctuate with the national mortgage market and are short term in nature.

Core loans, which exclude held for sale loans and mortgage warehouse advances, grew organically by $86.1 million or 5.7% during the twelve months ended December 31, 2025. Core loans also grew by $1.4 billion due to the Merger on March 1, 2025. As a result of loan growth and interest income due to accretion from purchased loans, loan interest income increased $83.3 million in the full year 2025 compared to the same period in 2024. Interest income for the year ended December 31, 2025, includes $13.1 million of interest income due to accretion from purchased loans compared to $1.2 million for the same period in 2024. Interest income due to accretion from purchased loans increased GAAP net interest margin by 34 basis points in the full year 2025. Estimated interest income due to accretion from purchased loans for 2026 using the effective interest method of amortization is $8.0 million; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $53.1 million remains to be recognized as interest income due to accretion from purchased loans over the life of the loan portfolio.

Deposits, excluding brokered deposits, increased by $1.3 billion as of December 31, 2025, compared to December 31, 2024 largely as a result of the Merger. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and short term FHLB advances to ensure ample liquidity. As of December 31, 2025, the total balance of borrowed funds from the FHLB was $265.0 million at a weighted average rate of 3.83%, with $245.0 million due within 12 months. At December 31, 2025, total available borrowing capacity secured by pledged assets was $1.1 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.2 billion or 33.2% of deposits at December 31, 2025.

The provision for credit losses on loans was $15.1 million during 2025, due primarily to $12.0 million of expense for the acquisition of $1.3 billion of purchased loans without credit deterioration (“non-PCD loans”) in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.18% on December 31, 2025 compared 1.07% on December 31, 2024. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.04%. Nonperforming loans to total loans (excluding loans held for sale) increased to 0.98% as of December 31, 2025 compared to 0.24% as of December 31, 2024. Notably, 0.63% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to certain purchased loans which were identified prior to the Merger as having credit deterioration. Importantly, we believe this uptick is not indicative of a broader trend, and current portfolio performance does not suggest emerging weakness in underlying credit quality.

Noninterest Income

Noninterest income increased by $6.7 million for the year ended December 31, 2025, compared to the same period in the prior year. This increase was partly driven by higher interchange income, which rose due to increased volume from the Merger. Trust income as well as insurance and investment commissions income also increased as a result of higher estate settlement fees and customers obtained from the Merger. These increases were offset by a decline in gains on sales of loans and losses on sales and write downs of other assets. Gains on sales of loans declined due to a higher mix of loans held on the balance sheet and market conditions.

Noninterest Expense

Noninterest expense increased by $54.0 million for the year ended December 31, 2025, compared to the same period in 2024. The increase in 2025 was largely due to merger-related expenses of $17.4 million during 2025, compared to $1.0 million in the year ended December 31, 2024. Management does not anticipate additional material merger-related expenses. The remainder of the increase was primarily due to the addition of Fentura on March 1, 2025. ChoiceOne will continue to invest in its talented staff, technology and footprint while prioritizing operational efficiency and disciplined investment. ChoiceOne has secured a location in Troy, Michigan and expects to open a full service branch and lending office later in 2026. We believe this new office will help us continue our strong growth in an attractive market. In addition, we are experimenting with automation and AI‑driven solutions designed to modernize processes to augment the ability for our existing staff to manage our growth.

Dividends

Cash dividends of $16.9 million or $1.13 per common share were declared in 2025 compared to $9.0 million or $1.09 per common share in 2024. The dividend yield for ChoiceOne’s common stock was 3.83% as of the end of 2025, compared to 3.06% as of the end of 2024. The cash dividend payout as a percentage of net income was 60.2% as of December 31, 2025, compared to 33.7% as of December 31, 2024. The large increase was due to merger-related expenses leading to a net income loss during the first quarter of 2025.

Income Taxes

Income tax expense was $350,000 lower in 2025 than in 2024. The effective tax rate was 17.6% for the year ended December 31, 2025 compared to 19.2% for the same period in 2024. ChoiceOne’s fourth‑quarter 2025 tax expense was reduced by a net of $340,000 as a result of purchasing a transferable tax credit that will be applied to 2025 income taxes, with allowable carrybacks to prior years. Management is continuing to evaluate additional transferable tax credit opportunities and may pursue further purchases to help offset tax expense in 2026. For further details, refer to Note 12 - Income Taxes of the Notes to the Consolidated Financial Statements included in Item 8 of this report.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the years ended December 31, 2025, 2024, and 2023. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates.

	Year Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1) (3)(4)(5)	$2,714,377	$172,995	6.37%	$1,456,434	$89,645	6.16%	$1,265,261	$68,437	5.41%
Taxable securities (2)	709,890	20,906	2.94	691,562	21,228	3.07	747,006	21,169	2.83
Nontaxable securities (1)	287,739	7,102	2.47	289,892	7,089	2.45	295,553	7,106	2.40
Other	81,599	3,516	4.31	88,576	4,681	5.29	70,826	3,797	5.36
Interest-earning assets	3,793,605	204,519	5.39	2,526,464	122,643	4.85	2,378,646	100,509	4.23
Noninterest-earning assets	285,469			142,092			115,194
Total assets	$4,079,074			$2,668,556			$2,493,840

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,291,528	$23,328	1.81%	$896,060	$12,997	1.45%	$852,927	$10,028	1.18%
Savings deposits	554,110	4,262	0.77	334,310	2,828	0.85	370,074	1,609	0.43
Certificates of deposit	591,358	22,581	3.82	388,724	17,033	4.38	306,999	10,621	3.46
Brokered deposit	89,691	3,799	4.24	26,902	1,315	4.89	35,044	1,732	4.94
Borrowings	202,631	8,610	4.25	208,142	9,885	4.75	141,507	6,818	4.82
Subordinated debentures	46,277	2,798	6.05	35,627	1,642	4.61	35,382	1,636	4.62
Other	11,746	510	4.34	18,355	961	5.23	12,258	651	5.31
Interest-bearing liabilities	2,787,341	65,888	2.36	1,908,120	46,661	2.45	1,754,191	33,095	1.89
Demand deposits	856,661			519,709			546,926
Other noninterest-bearing liabilities	34,801			14,180			15,522
Total liabilities	3,678,803			2,442,009			2,316,639
Shareholders' equity	400,271			226,547			177,201
Total liabilities and shareholders' equity	$4,079,074			$2,668,556			$2,493,840

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$138,631			$75,981			$67,415

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.65%			3.01%			2.83%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$138,631			$75,981			$67,415
Adjustment for taxable equivalent interest		(1,561)			(1,539)			(1,530)
Net interest income (GAAP)		$137,070			$74,442			$65,885
Net interest margin (GAAP)			3.61%			2.95%			2.77%

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
(3)
Loans include both mortgage warehouse advances and loans held for sale.
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $16.4 million, $2.3 million, and $1.6 million for the year ended 2025, 2024, and 2023, respectively.
(5)
Interest on loans included net origination fees and interest income due to accretion from purchased loans. Interest income due to accretion from purchased loans was $13.1 million, $1.2 million, and $1.7 million for the full year 2025, 2024, and 2023, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Year Ended December 31,
(Dollars in thousands)	2025 Over 2024			2024 Over 2023
	Total	Volume	Rate	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$83,350	$80,137	$3,213	$21,208	$11,095	$10,113
Taxable securities	(322)	555	(877)	59	(1,645)	1,704
Nontaxable securities (2)	13	(46)	59	(17)	(144)	127
Other	(1,165)	(347)	(818)	884	938	(54)
Net change in interest income	$81,876	$80,299	$1,577	$22,134	$10,244	$11,890

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	$10,331	$6,637	$3,694	$2,969	$537	$2,432
Savings deposits	1,434	1,725	(291)	1,219	(169)	1,388
Certificates of deposit	5,548	7,957	(2,409)	6,412	3,205	3,207
Brokered deposit	2,484	2,682	(198)	(417)	(399)	(18)
Borrowings	(1,275)	(256)	(1,019)	3,067	3,169	(102)
Subordinated debentures	1,156	566	590	6	10	(4)
Other	(451)	(307)	(144)	310	319	(9)
Net change in interest expense	$19,227	$19,004	$223	$13,566	$6,672	$6,894
Net change in tax-equivalent net interest income	$62,649	$61,295	$1,354	$8,568	$3,572	$4,996

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
(2)
Interest on tax-exempt securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21% for 2025, 2024, and 2023.

Net Interest Income

GAAP based net interest income increased $62.6 million, and tax-equivalent net interest income increased $62.7 million for the full year 2025, compared to the same period in 2024. GAAP based net interest margin increased 66 basis points, and tax equivalent net interest margin increased 64 basis points in 2025 compared to 2024.

Core loans, which exclude held for sale loans and mortgage warehouse advances, grew organically by $86.1 million or 5.7% during the twelve months ended December 31, 2025. Core loans also grew by $1.4 billion due to the Merger on March 1, 2025. This loan growth led to an increase in interest income from loans of $83.3 million in the twelve months ended December 31, 2025, compared to the same period in the prior year. Average core loans grew $1.3 billion for the twelve months ended December 31, 2025, compared to the same period in the prior year. In addition, the average rate earned on loans increased 21 basis points for the twelve months ended December 31, 2025, compared to the same period in the prior year. Interest income for the year ended December 31, 2025, includes $13.1 million of interest income due to accretion from purchased loans compared to $1.2 million for the same period in 2024. Interest income due to accretion from purchased loans increased GAAP net interest margin by 34 basis points in the full year 2025.

The average balance of total securities increased $16.2 million in 2025, compared to the same period in 2024. The increase is largely due to the purchase of $40.6 million of agency mortgage backed securities in the third quarter of 2025. ChoiceOne also entered into $30.4 million in amortizing pay-fixed, receive variable interest rate swaps designed to amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. Interest income on securities declined $309,000 in 2025 compared to 2024 while the average rate earned on securities declined by 8 basis points for the full year 2025, compared to the same period in the prior year.

Interest expense increased $19.2 million for the full year 2025, compared to the same period in the prior year. The average balance of deposits, excluding brokered deposits, increased by $817.9 million during the full year 2025, compared to the full year 2024 largely as a result of the Merger. The average rate paid on interest bearing-demand deposits and savings deposits increased 21 basis points in the twelve months ended December 31, 2025, compared to the same period in the prior year due to higher cost deposit accounts purchased during the Merger. The increase in the average balance of certificates of deposit of $202.6 million during 2025, offset by a 56 basis point decline in the rate paid on certificates of deposits during 2025, compared to the same period in the prior year, led to an increase in interest expense of $5.5 million during 2025.

The cost of funds decreased by 11 basis points, from 1.92% to 1.81% in 2025 compared to the same period in the prior year, primarily due to a decrease in higher cost local and brokered CDs. Interest expense on borrowings for the year ended December 31, 2025 decreased by $1.3 million compared to the same period in the prior year, due to a $5.5 million decline in the average balance borrowed and a decline in the rate paid on borrowings of 50 basis points in 2025 compared to the rate paid on borrowings in 2024. With ChoiceOne’s already low cost of deposits and market conditions, further reductions in federal funds rates may not immediately offset with savings on reductions in deposits and short term borrowings.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. In addition, ChoiceOne holds certain subordinated debentures issued in connection with trust preferred securities that were obtained as part of the merger with Community Shores and the Merger with Fentura. The average balance of subordinated debentures increased $10.7 million and the average rate on subordinated debentures increased 144 basis points in the full year 2025, compared to the same period in the prior year due to the additional subordinated debentures obtained in the Merger. The increase led to additional expense of $1.2 million in 2025 compared to the same period in prior year.

The following table presents the cost of deposits and the cost of funds for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.

	Year Ended December 31,
	2025	2024	2023
Cost of deposits	1.60%	1.58%	1.14%
Cost of funds	1.81%	1.92%	1.44%

Provision and Allowance For Credit Losses

Table 3 – Provision and Allowance For Credit Losses

(Dollars in thousands)
	2025	2024	2023
Allowance for credit losses at beginning of year	$16,552	$15,685	$7,619
Cumulative effect of change in accounting principle	-	-	7,165
Acquisition related allowance for credit loss (PCD)	4,924	-	-
Charge-offs:
Agricultural	-	-	-
Commercial and industrial	245	7	158
Consumer loans	159	193	74
Consumer deposits	561	607	480
Commercial real estate	416	-	-
Construction real estate	-	-	-
Residential real estate	76	30	27
Total	1,457	837	739

Recoveries:
Agricultural	-	-	-
Commercial and industrial	9	15	66
Consumer loans	41	5	29
Consumer deposits	339	369	254
Commercial real estate	-	-	13
Construction real estate	-	-	-
Residential real estate	29	15	13
Total	418	404	375

Net charge-offs (recoveries)	1,039	433	364

Provision for credit losses	15,113	1,300	1,265

Allowance for credit losses at end of year	$35,550	$16,552	$15,685

Allowance for credit losses as a percentage of:
Total loans as of year end	1.18%	1.07%	1.11%
Nonaccrual loans, accrual loans past due 90 days or more and troubled debt restructurings	120%	447%	820%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.03%	0.03%
Loan recoveries as a percentage of prior year's charge-offs	50%	55%	56%

Note: In the table above, "consumer" includes deposit account charge-offs and recoveries. Net consumer deposit account charge-offs were $223,000 for the full year 2025 compared to $237,000 and $226,000 for the full year 2024 and 2023, respectively.

The allowance for credit losses ("ACL") consists of general and specific components. The general component covers loans collectively evaluated for credit loss and is based on peer historical loss experience adjusted for current and forecasted factors. Management's adjustment for current and forecasted factors is based on trends in delinquencies, trends in charge-offs and recoveries, trends in the volume of loans, changes in underwriting standards, trends in loan review findings, the experience and ability of lending staff, changes in the value of underlying collateral for collateral dependent loans, industry conditions, and a reasonable and supportable economic forecast described further below.

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

Loans individually evaluated for credit losses increased by $27.1 million to $31.2 million during the year ended December 31, 2025, and the ACL related to these individually evaluated loans increased by $5.3 million during the same period largely due to the balance increase. Notably, $23.8 million, or 88.0%, of the increase in individually evaluated loans resulted from loans added through the Merger. Similarly, $5.2 million, or 97.8%, of the increase in the ACL related to individually evaluated loans is attributable to loans acquired in the Merger.

Nonperforming loans, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $23.4 million to $27.1 million at December 31, 2025, compared to a historically low balance on December 31, 2024. Notably, $21.8 million or 73.2% of nonperforming loans were acquired during the Merger. The ACL was 1.18% of total loans, excluding loans held for sale, at December 31, 2025, compared to 1.07% as of December 31, 2024. The liability for expected credit losses on unfunded loans and other commitments was $1.3 million on December 31, 2025, compared to $1.5 million as of December 31, 2024.

Net charge-offs were $1.0 million during the full year 2025, compared to net charge-offs of $433,000 during the same period in 2024. Net charge-offs for checking accounts during the full year 2025 were $223,000 compared to $237,000 for the same period in the prior year. Net charge-offs as a percentage of average loans were 0.04% in the full year 2025, compared to 0.03% during the full year 2024.

Net provision for credit losses was $14.8 million for the full year 2025. The provision for credit losses on loans was $15.1 million during 2025, due primarily to $12.0 million of expense for the acquisition of $1.3 billion of non-PCD loans in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.18% on December 31, 2025 compared 1.07% on December 31, 2024. The loan provision expense was offset by the decrease in unfunded commitments provision expense of $300,000 in the full year 2025 due to changes in mix and expected funding rates during the year. Total unfunded commitments increased $208.3 million in the full year 2025 compared to December 31, 2024.

Financial Condition

Summary

As of December 31, 2025, total assets were $4.4 billion, an increase of $1.7 billion compared to December 31, 2024. The growth in total assets is primarily attributed to the Merger. Core loans, which exclude held for sale loans and mortgage warehouse advances, grew organically by $86.1 million or 5.7% during the twelve months ended December 31, 2025. Core loans also grew by $1.4 billion due to the Merger on March 1, 2025.

Deposits, excluding brokered deposits, increased by $1.3 billion as of December 31, 2025, compared to December 31, 2024 largely as a result of the Merger, while the total balance of borrowed funds from the FHLB was $265.0 million as of December 31, 2025.

Securities

The Company’s securities balances as of December 31 were as follows:

(Dollars in thousands)
	2025	2024
Equity securities	$9,353	$7,782

Available for Sale Securities at fair value
U.S. Government and federal agency	$-	$-
U.S. Treasury notes and bonds	89,035	80,502
State and municipal	227,574	228,236
Mortgage-backed	227,054	160,970
Corporate	222	212
Asset-backed securities	10,535	9,197
Total	$554,420	$479,117

Held to Maturity Securities at amortized cost
U.S. Government and federal agency	$2,984	$2,978
U.S. Treasury notes and bonds	-	-
State and municipal	196,448	196,510
Mortgage-backed	164,820	174,323
Corporate	20,941	20,495
Asset-backed securities	-	228
Total	$385,193	$394,534

Total securities increased $67.5 million as of December 31, 2025, compared to December 31, 2024. The increase is largely due to the purchase of $40.6 million of agency mortgage backed securities in the third quarter of 2025. ChoiceOne also entered into $30.4 million in amortizing pay-fixed, receive variable interest rate swaps designed to amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. ChoiceOne acquired $90.7 million in securities as part of the Merger of which management chose to sell $78.9 million in securities to pay down higher cost wholesale funding. Consequently, the net increase in securities from the Merger was $11.8 million. Securities totaling $15.6 million were called or matured in 2025. ChoiceOne received principal payments for municipal and mortgage-backed securities totaling $24.4 million during 2025.

At December 31, 2025, the Company had $90.0 million in unrealized losses on its investment securities, including $52.8 million in unrealized losses on available for sale securities and $37.2 million in unrealized losses on held to maturity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

ChoiceOne utilizes interest rate derivatives as part of its asset liability management strategy to help manage its interest rate risk position. In order to hedge the risk of rising rates and unrealized losses on securities resulting from the rising rates, ChoiceOne currently holds pay fixed, receive variable interest rate swaps with a total notional value of $380.4 million as of December 31, 2025. These derivative instruments increase in value as long-term interest rates rise, which partially offsets the reduction in shareholders' equity due to unrealized losses on securities available for sale. Refer to Note 8 - Derivatives and Hedging Activities of the consolidated financial statements for more discussion on ChoiceOne’s derivative position and Note 25 - Subsequent Events: Sale of Interest Rate Swaps, which discusses the sale of $201.0 million of pay-fixed interest rate swaps in January 2026.

Equity securities included a money market preferred security ("MMP") of $1.0 million and common stock of $8.4 million as of December 31, 2025. As of December 31, 2024, equity securities included a MMP of $1.0 million and common stock of $6.8 million.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet in accumulated other comprehensive income (loss).

Loans

The Company’s loan portfolio by call report code was as follows:

		December 31, 2025		December 31, 2024
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	89,394	3.0%	61,740	4.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B	875,818	29.0%	380,139	24.6%
Multifamily Loans	1D	150,380	5.0%	83,766	5.4%
Owner Occupied CRE Loans	1E1	553,208	18.3%	325,966	21.1%
Non-Owner Occupied CRE Loans	1E2	917,758	30.4%	387,102	25.0%
Commercial & Industrial Loans	2A2, 4A	339,272	11.2%	216,376	14.0%
Farm & Agriculture Loans	1B, 3	57,525	1.9%	48,246	3.1%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	38,679	1.3%	42,305	2.7%

Total Loans		3,022,034		1,545,640

Core loans, which exclude held for sale loans and mortgage warehouse advances, grew organically by $86.1 million or 5.7% during the twelve months ended December 31, 2025. Core loans also grew by $1.4 billion due to the Merger on March 1, 2025.

Growth was concentrated in Non-Owner Occupied CRE loans, which grew by $530.7 million, 1-4 Family Loans, which grew by $495.7 million, and Owner Occupied CRE loans, which grew by $227.2 million. The growth in 1-4 Family loans was largely related to the Merger with $19.1 million coming from growth in mortgage warehouse advances. The growth in owner occupied and non-owner occupied CRE loans was due to a mixture of growth from the Merger and organic growth. Mortgage warehouse advances consist of a line of credit to fund participated mortgage loans with interest rates on these advances fluctuating with the national mortgage market. This balance is short term in nature with an average life of under 30 days. Management believes the short-term structure and low credit risk of this asset is advantageous in the current rate environment; however, this balance is volatile and could change based on third party origination volume or market conditions.

As a result of loan growth and interest income due to accretion from purchased loans, loan interest income increased $83.3 million in the full year 2025 compared to the same period in 2024. Interest income for the year ended December 31 2025 includes $13.1 million of interest income due to accretion from purchased loans compared to $1.2 million for the same period in 2024. Interest income due to accretion from purchased loans increased GAAP net interest margin by 34 basis points in the full year 2025. Estimated interest income due to accretion from purchased loans for 2026 using the effective interest method of amortization is $8.0 million; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $53.1 million remains to be recognized as interest income due to accretion from purchased loans over the life of the loan portfolio.

As part of its review of the loan portfolio, management also monitors the various nonperforming loans. Nonperforming loans are comprised of loans accounted for on a nonaccrual basis, loans not included in nonaccrual loans, which are contractually past due 90 days or more as to interest or principal payments, and troubled loan modifications which are accruing and initiated in the past year.

The balances of these nonperforming loans as of December 31 were as follows:

(Dollars in thousands)
	2025	2024
Loans accounted for on a nonaccrual basis	$27,058	$3,704
Loans contractually past due 90 days or more as to principal or interest payments	-	-
Loans defined as "troubled loan modifications" which are not included above	-	-
Other real estate owned, net	2,524	473
Total	$29,582	$4,177

Nonperforming loans, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $23.4 million to $27.1 million at December 31, 2025, compared to a historically low balance on December 31, 2024. Notably, $21.8 million or 73.2% of nonperforming loans were acquired during the Merger. Nonaccrual loans included $10.9 million in residential real estate loans, $8.0 million in commercial real estate loans, $8.0 million in commercial and industrial loans and $101,000 in consumer loans as of December 31, 2025, compared to $3.5 million in residential real estate loans, $229,000 in construction real estate loans, and $8,000 in consumer loans as of December 31, 2024. There were $128,000 and $121,000 of TLM loans at December 31, 2025 and December 31, 2024, respectively.

Management also maintains a list of loans that are not classified as nonperforming loans but where some concern exists as to the borrowers’ abilities to comply with the original loan terms. There were 16 loans totaling $4.1 million fitting this description as of December 31, 2025, and 19 loans totaling $375,000 fitting this description as of December 31, 2024.

Deposits and Other Funding Sources

The Company’s deposit balances as of December 31 were as follows:

(Dollars in thousands)
	2025	2024
Noninterest-bearing demand deposits	$907,007	$524,945
Interest-bearing demand deposits	910,502	630,155
Money market deposits	454,385	290,012
Savings deposits	607,045	338,109
Local certificates of deposit	616,180	394,371
Brokered certificates of deposit	104,906	36,511
Total deposits	$3,600,025	$2,214,103

Deposits, excluding brokered deposits, increased by $1.3 billion as of December 31, 2025, compared to December 31, 2024 largely as a result of the Merger. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and short term FHLB advances to ensure ample liquidity. As of December 31, 2025, the total balance of borrowed funds from the FHLB was $265.0 million at a weighted average rate of 3.83%, with $245.0 million due within 12 months. At December 31, 2025, total available borrowing capacity secured by pledged assets was $1.1 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.2 billion or 33.2% of deposits at December 31, 2025.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios. ChoiceOne also holds $12.5 million in subordinated debentures issued in connection with a $14.0 million trust preferred securities offering, which were obtained in the Merger with Fentura, offset by the mark-to-market adjustment and $3.6 million in subordinated debentures issued in connection with a $4.5 million trust preferred securities offering, which were obtained in the merger with Community Shores, offset by the mark-to-market adjustment.

Shareholders’ Equity

As of December 31, 2025, shareholders’ equity was $465.4 million, a significant increase from $260.4 million on December 31, 2024. This growth was primarily driven by the Merger, in which ChoiceOne issued 6,070,836 shares of common stock on March 1, 2025, valued at $193.0 million. Additional growth of $2.1 million is the result of improvement to accumulated other comprehensive loss during the year and growth in retained earnings of $11.2 million during the full year 2025. ChoiceOne also repurchased 25,116 shares of stock for a net cost of $775,000 under our existing share repurchase plan. The repurchase plan has 350,272 shares remaining to purchase as of December 31, 2025. The repurchase in 2025 reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 12.5% as of December 31, 2025, compared to 12.7% on December 31, 2024.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. On December 31, 2025, ChoiceOne held pay-fixed, receive variable interest rate swaps with a total notional value of $380.4 million, a weighted average coupon of 3.15%, a fair value of $8.4 million and an average remaining contract length of 7.0 years. In addition to the pay-fixed, receive variable interest rate swaps, ChoiceOne also employs back-to-back swaps on select commercial loans, with the impact reflected in interest income. These derivative instruments increase in value as long-term interest rates rise, which offsets the reduction in equity due to unrealized losses on securities available for sale. Refer to Note 8 - Derivatives and Hedging Activities of the consolidated financial statements for more discussion on ChoiceOne’s derivative position and Note 25 - Subsequent Events: Sale of Interest Rate Swaps, which discusses the sale of $201.0 million of pay-fixed, receive variable interest rate swaps in January 2026.

Note 21 to the consolidated financial statements presents regulatory capital information for ChoiceOne and the Bank at the end of 2025 and 2024. Management will monitor these capital ratios during 2026 as they relate to asset growth and earnings retention. ChoiceOne’s Board of Directors and management do not plan to allow capital to decrease below those levels necessary to be considered "well capitalized" by regulatory guidelines.

Table 4 – Contractual Obligations

The following table discloses information regarding the maturity of ChoiceOne’s contractual obligations at December 31, 2025:

	Payment Due by Period
		Less			More
		than	1 - 3	3 - 5	than
(Dollars in thousands)	Total	1 year	Years	Years	5 Years

Time deposits	$721,086	$687,274	$28,883	$4,929	-
Borrowings (1)	265,000	245,000	20,000	-	-
ChoiceOne Trust Preferred (2)	18,500	-	-	-	18,500
ChoiceOne Subordinated Debenture (3)	32,500	-	-	-	32,500
Operating leases	3,548	688	1,139	629	1,092
Other obligations	3,437	1,100	295	289	1,753
Total	$1,044,071	$934,062	$50,317	$5,847	$53,845

(1)
Cumulative borrowings on the balance sheet include $212,000 of discount due to a mark to market adjustment which is not reflected in the table above.
(2)
Cumulative trust preferred securities on the balance sheet include $2.4 million of discount due to a mark to market adjustment which is not reflected in the table above
(3)
ChoiceOne subordinated debenture on the balance sheet includes $96,000 of capitalized issuance cost which is not reflected in the table above.

Liquidity and Interest Rate Risk

Net cash provided by operating activities was $32.9 million in 2025, compared to $47.4 million in 2024. The decrease was primarily attributable to higher amortization and accretion on purchased loans, as well as a decrease in other liabilities in 2025 compared to 2024. Net cash provided by investing activities increased significantly to $105.6 million in 2025, compared to net cash used of $96.7 million in 2024. The increase was driven primarily by $173.1 million of cash received in connection with the Merger. During 2025, ChoiceOne purchased $95.6 million of securities, which was partially offset by the sale of $78.9 million of securities acquired through the Merger. In addition, ChoiceOne experienced lower net loan activity, with loan originations and payments totaling $89.3 million in 2025, compared to $134.9 million in 2024. Net cash used in financing activities was $147.3 million in 2025, compared to net cash provided of $90.6 million in 2024. The year‑over‑year change was primarily due to changes in deposits and continued repayments of borrowings and other financing obligations. In contrast, financing cash flows in 2024 benefited from stronger net inflows, including capital‑raising and borrowing activity that did not recur in 2025.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $265.0 million in outstanding borrowings from the FHLB as of December 31, 2025. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At December 31, 2025, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $410.7 million.

ChoiceOne continues to review its liquidity management and has taken steps in an effort to ensure adequacy. These steps include limiting bond purchases in 2026, pledging securities to FHLB and the Federal Reserve Bank in order to increase borrowing capacity and using alternative funding sources such as brokered deposits.

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

Income Adjusted for Merger Expenses - Non-GAAP Reconciliation

	Year Ended
	December 31,
For the year ended:	2025	2024
(In Thousands, Except Per Share Data)
Net income	$28,176	$26,727

Merger related expenses net of tax	13,885	1,006
Merger related provision for credit losses, net of tax (1)	9,463	-
Adjusted net income (Non-GAAP)	$51,524	$27,733

Weighted average number of shares	13,941,260	8,166,472
Diluted average shares outstanding	13,992,099	8,221,065
Basic earnings per share	$2.02	$3.27
Diluted earnings per share	$2.01	$3.25
Adjusted basic earnings per share (Non-GAAP)	$3.70	$3.40
Adjusted diluted earnings per share (Non-GAAP)	$3.68	$3.37

Average assets	$4,079,074	$2,668,556
Average shareholder equity	$400,271	$226,547

Return on average assets ("ROAA")	0.69%	1.00%
Adjusted ROAA (Non-GAAP)	1.26%	1.04%
Return on Average Equity ("ROAE")	7.04%	11.80%
Adjusted ROAE (Non-GAAP)	12.87%	12.24%

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the fourth quarter of 2025; however, the effect was insignificant.

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

Purchased Loans with Credit Deterioration

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of purchase are classified as purchased credit deteriorated (PCD) loans. PCD loans are recorded at fair value plus the ACL expected at the time of purchase. Under this method, there is no provision for credit losses on purchase of PCD loans. The allowance for credit losses was recorded as the credit mark on PCD loans. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The non-credit-related difference between fair value and the unpaid principal balance at the purchase date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

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

Purchase Price Allocation

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the assets acquired and liabilities assumed are recorded at their estimated fair values as of the acquisition date, with the excess of consideration transferred over the net fair value of identifiable assets acquired and liabilities assumed recorded as goodwill. The determination of fair values requires management to make significant estimates and assumptions, particularly with respect to acquired loans and the core deposit intangible.

Acquired loans were recorded at their estimated fair values as of the acquisition date. The fair value of acquired loans reflects the present value of expected future cash flows, discounted at market‑based rates of return, and incorporates assumptions related to credit risk, interest rates, prepayment speeds, and liquidity risk. Key assumptions used in the valuation process include expected default rates, loss severity, prepayment behavior, and the timing of expected cash flows. These assumptions involve significant judgment and are sensitive to changes in economic conditions and borrower performance.

Acquired loans were classified as either purchased credit deteriorated (“PCD”) or non‑PCD in accordance with ASC 326. For PCD loans, the Company recorded an allowance for expected credit losses at the acquisition date, with a corresponding increase to the amortized cost basis of the loans. This approach results in no immediate impact to earnings at acquisition for expected credit losses. For non‑PCD loans, no allowance for credit losses was recorded at acquisition; instead, the fair value discount attributable to credit and non‑credit factors is accreted into interest income over the remaining life of the loans using the effective interest method.

The core deposit intangible ("CDI") represents the estimated economic benefit derived from the acquired non‑maturity deposit relationships. The CDI was recognized as an identifiable intangible asset and recorded at fair value as of the acquisition date. The fair value of the CDI was determined using an income‑based valuation approach, which estimates the present value of future cost savings associated with the acquired deposit base compared to alternative market funding sources.

Significant assumptions used in the valuation of the CDI include projected deposit attrition rates, maintenance costs, alternative funding rates, and discount rates. These assumptions require judgment and are influenced by competitive factors, customer behavior, interest rate environments, and overall market conditions. Management believes the assumptions used are reasonable; however, changes in these assumptions could materially impact the estimated fair value of the CDI.

The CDI is amortized on an accelerated basis over its estimated useful life, which reflects the expected pattern of economic benefit derived from the acquired deposit relationships. The amortization period and method are reviewed periodically and adjusted if necessary based on updated experience and expectations.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County Bank Corp in 2019, Community Shores in 2020, and Fentura in 2025, which resulted in the recognition of goodwill of $13.7 million, $38.9 million, $7.3 million and $69.9 million, respectively.

ChoiceOne conducted an annual assessment of goodwill as of June 30, 2025 and no impairment was identified. No material changes and no triggering events have occurred that indicated impairment.

Deferred Tax Assets and Liabilities

Income taxes include both a current and deferred portion. Deferred tax assets and liabilities are recorded to account for differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes. Generally accepted accounting principles require that deferred tax assets be reviewed to determine whether a valuation allowance should be established using a “more likely than not” standard. Based on its review of ChoiceOne’s deferred tax assets as of December 31, 2025, management determined that no valuation allowance was necessary. The valuation of current and deferred income tax assets and liabilities is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgments concerning certain accounting pronouncements and the federal tax code.

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

Table 5 documents the maturity or repricing schedule for ChoiceOne’s rate-sensitive assets and liabilities for selected time periods:

Table 5 – Maturities and Repricing Schedule

	As of December 31, 2025
(Dollars in thousands)	0 - 3	3 - 12	1 - 5	Over
	Months	Months	Years	5 Years	Total
Assets
Equity securities at fair value	$9,353	$-	$-	$-	$9,353
Securities available for sale	79,791	989	136,322	337,318	554,420
Securities held to maturity	21,340	15,898	43,069	304,886	385,193
Federal Home Loan Bank stock	18,562	-	-	-	18,562
Federal Reserve Bank stock	-	-	-	12,554	12,554
Loans held for sale	7,185	-	-	-	7,185
Mortgage warehouse advances	58,987	-	-	-	58,987
Core Loans	1,250,474	119,351	717,182	876,040	2,963,047
Cash surrender value of life insurance policies	-	-	-	74,798	74,798
Interest rate derivative contracts (1)	8,446	-	-	-	8,446
Interest rate swaps	1,815	-	-	-	1,815
Rate-sensitive assets	$1,455,953	$136,238	$896,573	$1,605,596	$4,094,360

Liabilities
Interest-bearing demand deposits	$910,502	$-	$-	$-	$910,502
Money market deposits	454,385	-	-	-	454,385
Savings deposits	607,045	-	-	-	607,045
Certificates of deposit	223,403	359,214	33,563	-	616,180
Brokered deposits	72,737	31,920	249	-	104,906
Borrowings	224,788	20,000	20,000	-	264,788
Subordinated debentures	16,056	32,404	-	-	48,460
Interest rate derivative contracts (1)	-	-	-	-	-
Interest rate swaps	1,826				1,826
Rate-sensitive liabilities	$2,510,742	$443,538	$53,812	$-	$3,008,092
Rate-sensitive assets less rate-sensitive liabilities:
Asset (liability) gap for the period	$(1,054,789)	$(307,300)	$842,761	$1,605,596	$1,086,268
Cumulative asset (liability) gap	$(1,054,789)	$(1,362,089)	$(519,328)	$1,086,268

(1) Interest rate derivative contracts include pay fixed, receive variable swaps with a notional value of $380.4 million. Further details can be found in Note 8 – Derivatives and Hedging Activities.

Under this method, the Risk Committee measures interest rate sensitivity by focusing on the one-year repricing gap. ChoiceOne’s ratio of rate-sensitive assets to rate-sensitive liabilities that matured or repriced within a one-year time frame was 54% at December 31, 2025, compared to 41% at December 31, 2024. Table 5 above shows the entire balance of interest-bearing demand deposits, savings deposits, and money market deposits in the shortest repricing term. Although these categories have the ability to reprice immediately, management has some control over the actual timing or extent of the changes in interest rates on these liabilities. The Risk Committee plans to continue to monitor the ratio of rate-sensitive assets to rate-sensitive liabilities on a quarterly basis in 2026. As interest rates change, the Risk Committee will attempt to match its maturing assets with corresponding liabilities to maximize ChoiceOne’s net interest income.

Another method the Risk Committee uses to monitor its interest rate sensitivity is to subject rate-sensitive assets and liabilities to interest rate shocks. At December 31, 2025, management used a simulation model to subject its assets and liabilities up to an immediate 200 basis point increase and decline. The maturities of loans and mortgage-backed securities were affected by certain prepayment assumptions. Maturities for interest-bearing core deposits were based on an estimate of the period over which they would be outstanding. The maturities of advances from the borrowings were based on their contractual maturity dates. In the case of variable rate assets and liabilities, repricing dates were used to determine their values. The simulation model measures the effect of immediate interest rate changes on both net interest income and shareholders’ equity.

Table 6 provides an illustration of hypothetical interest rate changes as of December 31, 2025 and 2024:

Table 6 – Sensitivity to Changes in Interest Rates

	2025
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	151,060	-2%	710,900	1%
100 basis point rise	152,880	-1%	711,900	1%
Base rate scenario	154,440	-%	703,200	-%
100 basis point decline	152,810	-1%	680,100	-3%
200 basis point decline	149,320	-3%	638,900	-9%

	2024
	Net		Market
(Dollars in thousands)	Interest	Percent	Value of	Percent
	Income	Change	Equity	Change
Change in Interest Rate
200 basis point rise	76,250	-%	415,500	6%
100 basis point rise	76,320	-%	408,000	4%
Base rate scenario	75,950	-%	391,800	-%
100 basis point decline	75,230	-1%	368,200	-6%
200 basis point decline	73,080	-4%	330,800	-16%

As of December 31, 2025 and December 31, 2024, the Bank was within its guidelines for immediate rate shocks of 100 and 200 basis points up and down for net interest income and market value of shareholders’ equity scenarios. The Risk Committee plans to continue to monitor the effect of changes in interest rates on both net interest income and shareholders’ equity and will make changes in the duration of its rate-sensitive assets and rate-sensitive liabilities where necessary.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ChoiceOne Financial Services, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of ChoiceOne Financial Services, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the COSO framework.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Collectively Evaluated Loans – Refer to Notes 1 and 3 to the consolidated financial statements

Description of the Critical Audit Matter

Management’s estimate of the allowance for credit losses (ACL) at December 31, 2025, includes a reserve on collectively evaluated loans. In the current year, significant assumptions in management’s estimate of the reserve on collectively evaluated loans include (i) the determination of its peer group, (ii) the determination of the estimated remaining life of each portfolio segment, and (iii) qualitative factor adjustments. In evaluating whether qualitative factor adjustments are necessary, management considers internal and external qualitative and credit market risk factors to reflect credit risks not fully captured by historical loss experience or forecast economic conditions.

Significant judgment was required by management in the selection and application of these subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimated ACL involved a high degree of auditor judgment and required significant effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of the ACL included, but were not limited to, the following:

•
Testing the design and operating effectiveness of management’s controls over key assumptions and judgments.
•
Testing the completeness and accuracy of data utilized by management.
•
Evaluating the relevance and reliability of information used by management in the development of the estimate.
•
Evaluating the reasonableness of significant assumptions used in management’s estimate through a combination of evaluating the reasonableness of certain assumptions and developing an independent range of reasonable outcomes for the collectively evaluated component of the ACL for comparison to management’s estimate.

Fair value of acquired loans and core deposit intangible asset — Refer to Notes 1 and 24 to the consolidated financial statements.

Description of the Critical Audit Matter

During the year, the Company merged with Fentura Financial, Inc. (FETM) In connection with the merger, management estimated the fair value of acquired loans using a discounted cash flow methodology that involves assumptions about credit risk, prepayments, and discount rates. Management estimated the fair value of the core deposit intangible asset using a discounted cash flow methodology that involves assumptions about discount rates and projected cash flows.

Significant judgment was required by management in the selection and application of certain subjective assumptions. Accordingly, performing audit procedures to evaluate the Company’s estimate of fair value of these assets involved a high degree of auditor judgment and including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the Company’s estimate of fair value of loans and core deposit intangible asset included, but were not limited to, the following:

We tested the design and operating effectiveness of controls including management’s review of the fair value calculations performed by a third-party valuation specialist, completeness and accuracy of data, and reasonableness of key assumptions and inputs used in the estimate

We tested management’s process for estimating the fair value of acquired loans and core deposit intangible asset including:

•
Evaluation of the competence and objectivity of specialists engaged by management to assist in the valuation.

•
Involvement of valuation specialists to assist us in testing the reasonableness and application of management’s methodology and significant assumptions used in the estimate.
•
Evaluation of the completeness and accuracy of data used in the estimate.
•
Evaluation of the relevance and reliability of information used in the development of the estimate.
•
Evaluation of the reasonableness of significant assumptions used in the estimate, including comparison to third party market sources, where available.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2006.

Grand Rapids, Michigan

March 13, 2026

ChoiceOne Financial Services, Inc.

Consolidated Balance Sheets

	December 31,
(Dollars in thousands)	2025	2024
Assets
Cash and due from banks	$87,638	$96,401
Time deposits in other financial institutions	350	350
Cash and cash equivalents	87,988	96,751

Equity securities, at fair value (Note 2)	9,353	7,782
Securities available for sale, at fair value (Note 2)	554,420	479,117
Securities held to maturity, at amortized cost (Note 2)	385,193	394,534
Federal Home Loan Bank stock	18,562	9,383
Federal Reserve Bank stock	12,554	5,307
Loans held for sale	7,185	7,288
Mortgage warehouse advances (Note 3)	58,987	39,878
Core Loans (Note 3)	2,963,047	1,505,762
Total loans held for investment (Note 3)	3,022,034	1,545,640
Allowance for loan losses (Note 3)	(35,550)	(16,552)
Loans, net	2,986,484	1,529,088

Premises and equipment, net (Note 5)	48,110	27,099
Other real estate owned, net (Note 7)	2,524	473
Cash value of life insurance policies	74,798	44,896
Goodwill (Note 6)	129,854	59,946
Intangible assets, net (Note 6)	31,149	1,096
Other assets	62,377	60,483
Total assets	$4,410,551	$2,723,243

Liabilities
Deposits – noninterest-bearing (Note 9)	$907,007	$524,945
Deposits – interest-bearing demand deposits (Note 9)	1,364,887	920,167
Savings deposits (Note 9)	607,045	338,109
Certificates of deposit (Note 9)	616,180	394,371
Brokered deposits (Note 9)	104,906	36,511
Total deposits	3,600,025	2,214,103

Borrowings (Note 10)	264,788	175,000
Subordinated debentures (Note 11)	48,460	35,752
Other liabilities	31,925	37,973
Total liabilities	3,945,198	2,462,828

Shareholders’ Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 15,000,939 at December 31, 2025 and 8,965,483 at December 31, 2024 (Note 16)	398,386	206,780
Retained earnings	102,641	91,414
Accumulated other comprehensive income (loss), net	(35,674)	(37,779)
Total shareholders’ equity	465,353	260,415
Total liabilities and shareholders’ equity	$4,410,551	$2,723,243

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Income

	Year Ended
(Dollars in thousands, except per share data)	December 31,
	2025	2024	2023
Interest income
Loans, including fees	$172,914	$89,580	$68,384
Securities:
Taxable	20,906	21,228	21,169
Tax exempt	5,622	5,614	5,629
Other	3,516	4,682	3,798
Total interest income	202,958	121,104	98,980

Interest expense
Deposits	53,970	34,174	23,990
Advances from Federal Home Loan Bank	8,201	2,041	1,771
Other	3,717	10,447	7,334
Total interest expense	65,888	46,662	33,095

Net interest income	137,070	74,442	65,885
Provision for (reversal of) credit losses on loans (Note 3)	15,113	1,300	1,265
Provision for (reversal of) credit losses on unfunded commitments	(300)	(675)	(1,115)
Net Provision for credit losses expense	14,813	625	150
Net interest income after provision for credit losses	122,257	73,817	65,735

Noninterest income
Customer service charges	5,994	4,774	4,601
Interchange income	7,811	5,797	4,746
Insurance and investment commissions	1,912	742	698
Gains on sales of loans and capital servicing rights (Note 4)	1,981	2,439	1,954
Net (losses) gains on sales of securities (Note 2)	-	-	(71)
Net (losses) gains on sales and write-downs of other assets (Note 7)	(226)	198	147
Earnings on life insurance policies	2,358	1,934	1,096
Trust income	2,525	906	771
Change in market value of equity securities (Note 2)	607	195	(246)
Other	1,704	1,010	1,210
Total noninterest income	24,666	17,995	14,906

Noninterest expense
Salaries and benefits (Note 14 and 15)	52,737	33,408	31,963
Occupancy and equipment (Note 5)	9,314	5,797	6,048
Data processing	9,311	5,905	5,350
Communication	2,034	1,317	1,268
Professional fees	3,262	2,471	2,198
Supplies and postage	1,107	699	780
Advertising and promotional	981	788	721
Intangible amortization (Note 6)	5,823	757	955
FDIC insurance	2,010	1,335	1,184
Merger related expenses	17,369	1,039	-
Other	8,787	5,207	4,607
Total noninterest expense	112,735	58,723	55,074

Income before income tax expense	34,188	33,089	25,567
Income tax expense (Note 12)	6,012	6,362	4,306

Net income	$28,176	$26,727	$21,261

Basic earnings per share (Note 16)	$2.02	$3.27	$2.82
Diluted earnings per share (Note 16)	$2.01	$3.25	$2.82
Dividends declared per share	$1.13	$1.09	$1.05

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended
(Dollars in thousands)	December 31,
	2025	2024	2023
Net income	$28,176	$26,727	$21,261

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	14,606	1,362	20,934
Income tax benefit (expense)	(3,067)	(286)	(4,396)
Less: reclassification adjustment for net (gain) loss for fair value hedge	(6,102)	7,205	(1,534)
Income tax benefit (expense)	1,281	(1,513)	322
Unrealized gain (loss) on available-for-sale securities, net of tax	6,718	6,768	15,326

Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	263	242	333
Income tax benefit (expense)	(55)	(51)	(70)
Unrealized loss on held to maturity securities, net of tax	208	191	263

Change in net unrealized gain (loss) on cash flow hedge	(5,652)	7,566	3,024
Income tax benefit (expense)	1,187	(1,589)	(635)
Less: amortization of net unrealized (gains) losses included in net income	(450)	1,092	2,837
Income tax benefit (expense)	94	(229)	(596)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(4,821)	6,840	4,630

Other comprehensive income (loss), net of tax	2,105	13,799	20,219

Comprehensive income	$30,281	$40,526	$41,480

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total
Balance, January 1, 2023	7,516,098	$172,277	$60,348	$(71,797)	$160,828

Net income			21,261		21,261
Other comprehensive income (loss)				20,219	20,219
Shares issued for directors and employee stock plans	31,472	566			566
Compensation expense for employee stock purchases		41			41
Stock-based compensation expense		629			629
Stock options exercised and issued (1)	647				—
Cash dividends declared ($1.05 per share)			(7,910)		(7,910)

Balance, December 31, 2023	7,548,217	$173,513	$73,699	$(51,578)	$195,634

Net income			26,727		26,727
Other comprehensive income (loss)				13,799	13,799
Shares issued for directors and employee stock plans	36,101	453			453
Compensation expense for employee stock purchases		41			41
Stock options exercised and issued (1)	1,165				—
Stock-based compensation expense		680			680
Common stock offering net of costs	1,380,000	32,093			32,093
Cash dividends declared ($1.09 per share)			(9,012)		(9,012)

Balance, December 31, 2024	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net income			28,176		28,176
Other comprehensive income (loss)				2,105	2,105
Shares issued for directors and employee stock plans	32,081	892			892
Compensation expense for employee stock purchases		58			58
Stock options exercised and issued (1)	27				—
Stock-based compensation expense		825			825
Issuance of common stock upon vesting of restricted stock units	22,214				—
Shares surrendered by participants for RSU tax payments		(327)			(327)
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Repurchase of shares from Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Shares repurchased	(25,116)	(775)			(775)
Cash dividends declared ($1.13 per share)			(16,949)		(16,949)

Balance, December 31, 2025	15,000,939	$398,386	$102,641	$(35,674)	$465,353

(1)
The amount shown represents the number of shares issued in cashless transactions where some taxes are netted on a portion of the exercises.

See accompanying notes to consolidated financial statements.

ChoiceOne Financial Services, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$28,176	$26,727	$21,261
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	14,813	625	150
Depreciation	3,610	2,463	2,477
Amortization	16,260	9,870	9,953
Accretion on purchased loans	(13,092)	(1,220)	(1,724)
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	883	720	1,005
Net losses on sales of securities	-	-	71
Net change in market value of equity securities	(607)	(195)	246
Gains on sales of loans and capitalized servicing rights	(1,981)	(2,439)	(1,954)
Loans originated for sale	(61,518)	(74,299)	(56,085)
Proceeds from loan sales	62,821	73,107	57,342
Earnings on bank-owned life insurance	(2,055)	(1,234)	(1,096)
Earnings on death benefit from bank-owned life insurance	(303)	(700)	-
(Gains) on sales of other real estate owned	61	(46)	(12)
Write downs of other real estate owned	78	-	-
Deferred federal income tax (expense) benefit	(113)	(271)	(24)
Net change in:
Other assets	3,430	(817)	7,127
Other liabilities	(18,649)	14,790	7,596
Net cash provided by operating activities	31,814	47,081	46,333

Cash flows from investing activities:
Sales of securities available for sale	78,856	-	-
Sales of equity securities	648	-	887
Proceeds from Federal Home Loan Bank stock redemption	-	-	3,917
Maturities, prepayments and calls of securities available for sale	24,398	33,782	32,289
Maturities, prepayments and calls of securities held to maturity	15,644	25,988	16,572
Purchases of securities available for sale	(83,626)	(2,479)	(1,646)
Purchases of securities held to maturity	(4,508)	(14,279)	(597)
Purchases of equity securities	(248)	(82)	-
Purchases of Federal Home Loan Bank stock	(7,247)	(4,934)	(4,849)
Purchase of Federal Reserve Bank stock	-	(242)	-
Loan originations and payments, net	(89,318)	(134,850)	(219,521)
Proceeds from sales of other real estate owned	1,064	345	157
Proceeds from bank owned life insurance death benefits claim	940	2,112	-
Additions to premises and equipment	(6,627)	(1,706)	(4,234)
Payments from (payments for) derivative contracts	3,636	-	(4,191)
Issuance costs for Merger	(8)	-	-
Cash received from merger with Fentura Financial, Inc.	173,082	-	-
Net cash (used in)/provided by investing activities	106,686	(96,345)	(181,216)

Cash flows from financing activities:
Net change in deposits	(47,987)	92,047	4,052
Net change in short term borrowings	(80,213)	(25,000)	150,000
Issuance of common stock	892	674	231
Repurchase of common stock	(2,679)	-	-
Share based compensation withholding obligation	(327)	(220)	-
Cash dividends	(16,949)	(9,012)	(7,910)
Cash proceeds from common stock offering	-	32,093	-
Net cash provided by/(used in) financing activities	(147,263)	90,582	146,373

Net change in cash and cash equivalents	(8,763)	41,318	11,490
Beginning cash and cash equivalents	96,751	55,433	43,943

Ending cash and cash equivalents	$87,988	$96,751	$55,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,107	$49,902	$27,481
Cash paid for federal income taxes*	7,293	6,350	4,450
Noncash Transactions
Loans transferred to other real estate owned	1,519	650	267
Acquisition of assets from merger, net of cash	1,578,547	-	-
Acquisition of liabilities from merger	1,625,421	-	-
Issuance of common stock as consideration for merger	192,770	-	-

* Cash paid for federal income taxes include amounts paid for the acquisition of transferable federal income tax credits.

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

Nature of Operations

The Bank is a full-service community bank that offers commercial, consumer, and real estate loans as well as traditional demand, savings and time deposits to both commercial and consumer clients within the Bank’s primary market areas within western, central, and southeastern Michigan, in the communities where the Bank’s respective offices are located. The Bank also provides trust and wealth management services, including fiduciary, estate, and investment management services, to individuals and institutions through its trust department. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and real estate. Commercial loans are expected to be repaid from the cash flows from operations of businesses. Real estate loans are collateralized by either residential or commercial real estate.

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, ChoiceOne’s management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. These estimates and assumptions are subject to many risks and uncertainties. Actual results may differ from these estimates. Estimates associated with the allowance for credit losses, the unrealized gains and losses on securities available for sale and held to maturity, the fair value of other financial instruments (derivatives), and the fair value measurement of acquired assets and liabilities associated with the Merger are particularly susceptible to change.

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

Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the estimated loan term. Interest on loans is accrued based upon the principal balance outstanding. The accrual of interest is discontinued at the time at which loans are 90 days past due unless the loan is secured by sufficient collateral and is in the process of collection. Past due status is based on the contractual terms of the loan. Loans are placed into nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. Interest accrued but not received is reversed against interest income when the loans are placed into nonaccrual status. Interest received on such loans is applied to principal until qualifying for return to accrual. Loans are returned to accrual basis when all the principal and interest amounts contractually due are brought current and future payment is reasonably assured. Accrued interest receivable totaled $9.0 million and $5.1 million at December 31, 2025, and 2024, respectively, and was reported in other assets on the consolidated balance sheets and is excluded in the estimate of credit losses.

Mortgage Warehouse Advances

Mortgage warehouse advances are made up of purchased participating interests in individual advances under a warehouse line of credit used to facilitate funding of residential mortgage loan originations at other financial institutions. The loans are short-term in nature and are designed to provide funding for the time period between the loan origination and its subsequent sale in the secondary market by the originating financial institution at which time our advances are paid off. These advances earn interest based on the warehouse line of credit terms from the time the advance is funded to when the advance is paid off.

Allowance for Credit Losses (“ACL”)

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne identified an appropriate peer group for each loan pool which shared similar characteristics. In 2025, a new peer group was identified following the Merger. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of December 31, 2025 and December 31, 2024, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the fourth quarter of 2025; however, the effect was insignificant.

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

ACL for Purchased Loans: With and Without Credit Deterioration

Purchased loans are initially recorded at fair value. ChoiceOne’s accounting treatment for these loans depends on whether they exhibit significant credit deterioration since origination at the time of purchase. As part of the Merger, ChoiceOne recognized a valuation adjustment on the purchased loans, which included two distinct categories: loans purchased with credit deterioration (“PCD”) and loans purchased without credit deterioration. Loans were classified as PCD based on a review of credit quality indicators at the acquisition date, including any loan designated as a watch‑list credit (which includes loans that were 30 days or more past due and/or internally risk‑rated 6 or higher), as well as any loan for which credit deterioration was identified or recommended by ChoiceOne’s third‑party loan review firm as part of its independent credit review. A substantial portion of this valuation adjustment is expected to be recognized as interest income over time.

Loans Purchased with Credit Deterioration

Purchased loans that reflect a more than insignificant credit deterioration since origination at the date of purchase are classified as loans purchased with credit deterioration (PCD loans). PCD loans are recorded at fair value plus the ACL expected at the time of purchase. Under this method, there is no provision for credit losses on purchase of PCD loans. The allowance for credit losses was recorded as the credit mark on PCD loans. PCD loans are assessed on a regular basis and subsequent adjustments to the ACL are recorded on the income statement. The non-credit-related difference between fair value and the unpaid principal balance at the purchase date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Loans Purchased Without Credit Deterioration

Loans purchased without credit deterioration (Non-PCD loans) do not reflect more than insignificant credit deterioration since origination at the date of purchase. Non-PCD loans are recorded at fair value and an increase to the allowance for credit losses is recorded with a corresponding increase to the provision for credit losses at the date of purchase. The difference between fair value and the unpaid principal balance at the purchase date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method. Purchased loans from the Merger were brought into the model and segmented into classes on the same basis as ChoiceOne originated loans.

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the ACL when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At December 31, 2025 and December 31, 2024, there was no ACL related to debt securities AFS.

Securities Held to Maturity ("HTM") – ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.0 million at December 31, 2025 and $2.0 million at December 31, 2024 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At December 31, 2025 and December 31, 2024, the ACL related to HTM securities was insignificant.

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

Customer List Intangible

Customer list intangible represents the value of the acquired customer relationships from the Merger and is included as an asset on the consolidated balance sheets. The customer list intangible has an estimated finite life and is amortized on an accelerated basis using the sum-of-the-years’ digits method over ten years. The customer list intangible is subject to periodic impairment evaluation.

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

Accumulated other comprehensive income was as follows:

(Dollars in thousands)	As of December 31,
	2025	2024
Unrealized gain (loss) on available-for-sale securities	$(52,571)	$(61,074)
Unrealized gain (loss) on held to maturity securities	(2,215)	(2,478)
Unrealized gain (loss) on derivative instruments designated as cash flow hedges	9,629	15,730
Tax effect	9,483	10,043
Accumulated other comprehensive income (loss)	$(35,674)	$(37,779)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe that there are any such matters that may have a material effect on the financial statements as of December 31, 2025.

Cash Restrictions

Cash on hand or on deposit with the Federal Reserve Bank was $0 at both December 31, 2025 and 2024.

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

Adoption of ASU 2023-09 Improvements to Income Tax Disclosures

In 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to enhance the transparency and decision usefulness of income tax disclosures by requiring more consistent categorization, increased disaggregation, and additional detail related to income taxes paid. These enhanced disclosures are designed to help users of the Company’s financial statements better understand the factors contributing to differences between the effective tax rate and the statutory tax rate. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2024. The ASU should be applied on a prospective basis although retrospective is permitted. The Company adopted ASU 2023-09 on December 31, 2025 on a prospective basis.

ASU 2025-08 Purchased Credit Deteriorated Loans

In November 2025, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expands the use of the gross‑up method for recognizing expected credit losses on certain acquired loans. The amendments extend the gross‑up approach—previously limited to purchased credit deteriorated (“PCD”) loans—to a broader population of acquired loans that meet the definition of purchased seasoned loans, while retaining the existing accounting model for PCD loans. Under the gross‑up method, an allowance for credit losses is recorded at acquisition with a corresponding increase to the loan’s amortized cost basis, rather than through earnings. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods therein, and is to be applied prospectively. Management has elected not to early adopt this guidance and is currently evaluating the potential impact of adoption on the Bank’s consolidated financial statements.

Note 2 – Securities

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.7 million after tax as of December 31, 2025.

ChoiceOne acquired $90.7 million in debt securities as part of the Merger; however, management chose to sell $78.9 million of those securities to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities classified as held for sale from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains and (losses) recognized in noninterest income at December 31 were as follows:

December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,073	$751	$(471)	$9,353

December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$8,043	$397	$(658)	$7,782

The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,200	$30	$(5,195)	$89,035
State and municipal	260,228	-	(32,654)	227,574
Mortgage-backed	241,643	178	(14,767)	227,054
Corporate	250	-	(28)	222
Asset-backed securities	10,670	-	(135)	10,535
Total	$606,991	$208	$(52,779)	$554,420

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$89,875	$-	$(9,373)	$80,502
State and municipal	258,815	-	(30,579)	228,236
Mortgage-backed	181,863	62	(20,955)	160,970
Corporate	250	-	(38)	212
Asset-backed securities	9,387	-	(190)	9,197
Total	$540,190	$62	$(61,135)	$479,117

The amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses were as follows:

	December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,984	$-	$(152)	$2,832
State and municipal	196,448	63	(22,116)	174,395
Mortgage-backed	164,820	14	(13,729)	151,105
Corporate	20,941	38	(1,189)	19,790
Total	$385,193	$115	$(37,186)	$348,122

	December 31, 2024
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Held to Maturity:	Cost	Gains	Losses	Value
U.S. Government and federal agency	$2,978	$-	$(279)	$2,699
State and municipal	196,510	5	(31,477)	165,038
Mortgage-backed	174,323	7	(21,963)	152,367
Corporate	20,495	29	(1,803)	18,721
Asset-backed securities	228	-	(5)	223
Total	$394,534	$41	$(55,527)	$339,048

Information regarding sales of equity and debt securities available for sale for the year ended December 31 follows:

(Dollars in thousands)
	2025	2024	2023
Proceeds from sales of securities	$79,504	$-	$887
Gross realized gains	-	-	-
Gross realized losses	-	-	(71)

Contractual maturities of securities available for sale at December 31, 2025 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$983	$986
Due after one year through five years	138,536	131,149
Due after five years through ten years	31,456	28,561
Due after ten years	194,373	166,670
Total debt securities	365,348	327,366
Mortgage-backed securities	241,643	227,054
Total	$606,991	$554,420

Contractual maturities of securities held to maturity at December 31, 2025 were as follows:

(Dollars in thousands)	Amortized	Fair
	Cost	Value
Due within one year	$2,142	$2,128
Due after one year through five years	56,134	52,707
Due after five years through ten years	109,320	97,694
Due after ten years	52,777	44,488
Total debt securities	220,373	197,017
Mortgage-backed securities	164,820	151,105
Total	$385,193	$348,122

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

(Dollars in thousands)	2025	2024
Securities pledged to Federal Reserve Bank	$351,758	$349,861
Securities pledged to Federal Home Loan Bank	-	265,537
Securities pledged to Secure Deposits	23,739	-
Securities pledged for Community Reinvestment Act credits	250	246
Total Securities pledged	$375,747	$615,644

Securities with unrealized losses at year-end 2025 and 2024, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$84,204	$5,195	$84,204	$5,195
State and municipal	4,716	467	222,858	32,187	227,574	32,654
Mortgage-backed	66,709	644	128,063	14,123	194,772	14,767
Corporate	-	-	222	28	222	28
Asset-backed securities	1,910	10	8,625	125	10,535	135
Total temporarily impaired	$73,335	$1,121	$443,972	$51,658	$517,307	$52,779

	2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$80,502	$9,373	$80,502	$9,373
State and municipal	-	-	228,236	30,579	228,236	30,579
Mortgage-backed	963	1	142,170	20,954	143,133	20,955
Corporate	-	-	212	38	212	38
Asset-backed securities	-	-	9,197	190	9,197	190
Total temporarily impaired	$963	$1	$460,317	$61,134	$461,280	$61,135

	2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,832	$152	$2,832	$152
State and municipal	45	-	169,139	22,116	169,184	22,116
Mortgage-backed	-	-	144,910	13,729	144,910	13,729
Corporate	2,043	57	16,296	1,132	18,339	1,189
Asset-backed securities	-	-	-	-	-	-
Total temporarily impaired	$2,088	$57	$333,177	$37,129	$335,265	$37,186

	2024
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,699	$279	$2,699	$279
State and municipal	5,262	630	159,558	30,847	164,820	31,477
Mortgage-backed	2,350	11	141,970	21,952	144,320	21,963
Corporate	-	-	16,591	1,803	16,591	1,803
Asset-backed securities	-	-	223	5	223	5
Total temporarily impaired	$7,612	$641	$321,041	$54,886	$328,653	$55,527

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the year ended December 31, 2025 and December 31, 2024 on AFS securities.

The majority of unrealized losses at December 31, 2025, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On December 31, 2025, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on December 31, 2025, 46% were issued by US government sponsored entities and agencies and rated AA, 42% are AAA rated private issue and collateralized mortgage obligation, and 12% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligation.

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

Following is information regarding unrealized gains and losses on equity securities for the years ending December 31:

	2025	2024	2023
Net gains and losses recognized during the period	$607	$195	$(317)
Less: Net gains and losses recognized during the period on securities sold	-	-	(71)
Unrealized gains and losses recognized during the reporting period on securities still held at the reporting date	$607	$195	$(246)

Note 3 – Loans and Allowance for Credit Losses

The Bank’s loan portfolio as of December 31 was as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	%	Balance	%
Agricultural	$56,218	1.86%	$48,221	3.12%
Commercial and Industrial	352,556	11.67%	228,256	14.77%
Commercial Real Estate	1,780,396	58.91%	901,130	58.30%
Consumer	26,701	0.88%	29,412	1.90%
Construction Real Estate	19,139	0.63%	17,042	1.10%
Residential Real Estate	728,037	24.09%	281,701	18.23%
Mortgage warehouse advances	58,987	1.95%	39,878	2.58%
Gross Loans	$3,022,034		$1,545,640

Allowance for credit losses	35,550	1.18%	16,552	1.07%

Net loans	$2,986,484		$1,529,088

Activity in the allowance for credit losses and balances in the loan portfolio was as follows:

		Commercial				Residential	Mortgage
(Dollars in thousands)		and		Commercial	Construction	Real	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Estate	Advances	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$-	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963	-	1,791	-	168	-	-	4,924
Charge-offs	-	(245)	(720)	(416)	-	(76)	-	-	(1,457)
Recoveries	-	9	380	-	-	29	-	-	418
Provision	127	1,810	300	7,581	21	5,246	28	-	15,113
Ending balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$-	$35,550
Individually evaluated loan reserves	$-	$2,920	$5	$2,230	$-	$361	$-	$-	$5,516
Collectively evaluated loan reserves	$219	$3,877	$688	$16,186	$80	$8,896	$88	$-	$30,034
Loans
December 31, 2025
Individually evaluated loans	$3	$9,453	$114	$10,388	$-	$11,195	$-		$31,153
Collectively evaluated loans	56,215	343,103	26,587	1,770,008	19,139	716,842	58,987		2,990,881
Ending balance	$56,218	$352,556	$26,701	$1,780,396	$19,139	$728,037	$58,987		$3,022,034

		Commercial				Residential	Mortgage
(Dollars in thousands)		and		Commercial	Construction	Real	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Estate	Advances	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2024
Beginning balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$-	$15,685
Charge-offs	-	(7)	(800)	-	-	(30)	-	-	(837)
Recoveries	-	15	374	-	-	15	-	-	404
Provision	(4)	36	336	640	1	261	30	-	1,300
Ending balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$-	$16,552
Individually evaluated for impairment	$-	$4	$1	$-	16	$147	$-	-	$168
Collectively evaluated for impairment	$90	$2,256	$732	$9,460	$43	$3,743	$60	$-	$16,384
Loans
December 31, 2024
Individually evaluated for impairment	$9	$119	$31	$-	$229	$3,691	$-		$4,079
Collectively evaluated for impairment	48,212	228,137	29,381	901,130	16,813	278,010	39,878		1,541,561
Ending balance	$48,221	$228,256	$29,412	$901,130	$17,042	$281,701	$39,878		$1,545,640

		Commercial				Residential	Mortgage
(Dollars in thousands)		and		Commercial	Construction	Real	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Estate	Advances	Unallocated	Total
Allowance for Credit Losses Year Ended December 31, 2023
Beginning balance	$144	$1,361	$310	$4,822	$63	$906	$-	$13	$7,619
Cumulative effect of change in accounting principle	14	1,587	541	3,006	20	2,010		(13)	7,165
Charge-offs	-	(158)	(554)	-	-	(27)	-	-	(739)
Recoveries	-	66	283	13	-	13	-	-	375
Provision	(64)	(640)	243	979	(25)	742	30	-	1,265
Ending balance	$94	$2,216	$823	$8,820	$58	$3,644	$30	$-	$15,685
Individually evaluated for impairment	$2	$6	$-	$1	$-	$51	$-	$-	$60
Collectively evaluated for impairment	$92	$2,210	$823	$8,819	$58	$3,593	$30	$-	$15,625
Loans
December 31, 2023
Individually evaluated for impairment	$54	$136	$2	$29	$-	$1,858	$-		$2,079
Collectively evaluated for impairment	49,156	229,779	36,539	786,892	20,936	265,872	19,400		1,408,574
Ending balance	$49,210	$229,915	$36,541	$786,921	$20,936	$267,730	$19,400		$1,410,653

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

The following table reflects the amortized cost basis of loans as of December 31, 2025 based on year of origination (dollars in thousands):

Commercial:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$7,046	$4,057	$1,903	$3,832	$4,875	$19,748	$41,461	$14,428	$55,889
Special mention	-	-	-	-	-	153	153	-	153
Substandard	-	-	176	-	-	-	176	-	176
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,046	$4,057	$2,079	$3,832	$4,875	$19,901	$41,790	$14,428	$56,218
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$52,768	$42,364	$17,453	$34,720	$11,549	$19,185	$178,039	$162,004	$340,043
Special mention	-		-	127	154	99	380	-	380
Substandard	-	186	5,514	45	1,415	1,697	8,857	3,276	12,133
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$52,768	$42,550	$22,967	$34,892	$13,118	$20,981	$187,276	$165,280	$352,556
Current year-to-date gross write-offs	$-	$189	$9	$18	$-	$29	$245	$-	$245

Commercial Real Estate
Pass	$237,396	$179,922	$130,368	$333,082	$231,358	$400,392	$1,512,518	$239,552	$1,752,070
Special mention	-	-	-	13,977	1,549	42	15,568	-	15,568
Substandard	-	109	1,624	7,865	-	3,160	12,758	-	12,758
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$237,396	$180,031	$131,992	$354,924	$232,907	$403,594	$1,540,844	$239,552	$1,780,396
Current year-to-date gross write-offs	$-	$-	$36	$279	$-	$101	$416	$-	$416

Total Commercial Loans	$297,210	$226,638	$157,038	$393,648	$250,900	$444,476	$1,769,910	$419,260	$2,189,170

Retail:	2025	2024	2023	2022	2021	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$6,352	$3,959	$4,874	$5,520	$3,079	$2,057	$25,841	$759	$26,600
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	1	17	6	42	6	72	29	101
Total	$6,352	$3,960	$4,891	$5,526	$3,121	$2,063	$25,913	$788	$26,701
Current year-to-date gross write-offs (1)	$10	$37	$85	$11	$8	$8	$159	$-	$159

Construction real estate
Performing	$1,419	$998	$-	$-	$493	$-	$2,910	$16,229	$19,139
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$1,419	$998	$-	$-	$493	$-	$2,910	$16,229	$19,139
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$69,917	$53,631	$59,933	$157,022	$107,022	$156,130	$603,655	$113,448	$717,103
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	96	701	1,156	3,165	2,677	2,600	10,395	539	10,934
Total	$70,013	$54,332	$61,089	$160,187	$109,699	$158,730	$614,050	$113,987	$728,037
Current year-to-date gross write-offs	$-	$-	$17	$28	$31	$-	$76	$-	$76

Mortgage warehouse advances
Performing	$58,987	$-	$-	$-	$-	$-	$58,987	$-	$58,987
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$58,987	$-	$-	$-	$-	$-	$58,987	$-	$58,987
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$136,771	$59,290	$65,980	$165,713	$113,313	$160,793	$701,860	$131,004	$832,864

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the full year 2025 were $561,000 compared to $607,000 during the full year 2024.

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

Mortgage warehouse advances
Performing	$39,878	$-	$-	$-	$-	$-	$39,878	$-	$39,878
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$39,878	$-	$-	$-	$-	$-	$39,878	$-	$39,878
Current year-to-date gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$87,961	$50,917	$64,671	$30,848	$15,627	$46,517	$296,541	$71,492	$368,033

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the full year 2025 were $561,000 compared to $607,000 during the full year 2024.

Included within the loan categories above were loans in the process of foreclosure. As of December 31, 2025 and 2024, loans in the process of foreclosure totaled $3.8 million and $1.5 million, respectively.

During the year ended December 31, 2025, an additional loan was modified due to the borrower experiencing financial difficulty with an amortized cost basis of $279,000. The borrower was granted a term extension; however, after the modification, the loan defaulted and was charged off before the year-end. This TLM loan is not included in the tables below.

The following tables present the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the full year 2025 and 2024.

For the period ended:	December 31, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$128	0%
Total	$128

For the period ended:	December 31, 2024

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$121	0%
Total	$121

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the full year 2025 and 2024.

For the period ended:	December 31, 2025
Term Extension
Residential real estate	Provided with new payment schedule to catch up on past due balance

For the period ended:	December 31, 2024
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy.

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	December 31, 2025
(Dollars in thousands)	Term extension

Residential real estate	$128
Total	$128

For the period ended:	December 31, 2024
(Dollars in thousands)	Term extension

Residential real estate	$121
Total	$121

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	December 31, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$128	$-	$128
Total	$-	$128	$-	$128

For the period ended:	December 31, 2024
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$-	$121	$121
Total	$-	$-	$121	$121

An aging analysis of loans by loan category as of December 31 follows:

			Loans
	Loans	Loans	Past Due				Loans
	Past Due	Past Due	Greater				90 Days Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2025
Agricultural	$-	$-	$-	$-	$56,218	$56,218	$-
Commercial and industrial	187	-	6,249	6,436	346,120	352,556	-
Consumer	102	38	62	202	26,499	26,701	-
Commercial real estate	547	211	8,020	8,778	1,771,618	1,780,396	-
Construction real estate	685	495	-	1,180	17,959	19,139	-
Residential real estate	10,844	4,671	4,952	20,467	707,570	728,037	-
Mortgage warehouse advances	-	-	-	-	58,987	58,987	-
	$12,365	$5,415	$19,283	$37,063	$2,984,971	$3,022,034	$-

December 31, 2024
Agricultural	$-	$-	$-	$-	$48,221	$48,221	$-
Commercial and industrial	-	49	-	49	228,207	228,256	-
Consumer	52	87	7	146	29,266	29,412	-
Commercial real estate	23	-	-	23	901,107	901,130	-
Construction real estate	694	-	229	923	16,119	17,042	-
Residential real estate	4,866	765	1,850	7,481	274,220	281,701	-
Mortgage warehouse advances	-	-	-	-	39,878	39,878	-
	$5,635	$901	$2,086	$8,622	$1,537,018	$1,545,640	$-

(1)
Includes nonaccrual loans

The amortized cost basis of nonaccrual loans by loan category as of December 31:

(Dollars in thousands)
	2025	2024	2023
Commercial and industrial	$8,003	$-	$1
Consumer	101	8	-
Commercial real estate	8,020	-
Construction real estate	-	229	-
Residential real estate	10,934	3,467	1,722
Total nonaccrual loans	$27,058	$3,704	$1,723

Nonaccrual loans with and without ACL as of December 31, 2025 and the interest income recognized during the period on those nonaccrual loans:

(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized during the period on nonaccrual loans
Commercial and industrial	$966	$7,037	$2
Consumer	-	101	6
Commercial real estate	-	8,020	-
Construction real estate	-	-	-
Residential real estate	2,267	8,667	125
Total nonaccrual loans	$3,233	$23,825	$133

Nonaccrual loans with and without ACL as of December 31, 2024 and the interest income recognized during the period on those nonaccrual loans:

(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized during the period on nonaccrual loans
Commercial and industrial	$-	$-	$9
Consumer	-	8	1
Commercial real estate	-	-	-
Construction real estate	-	229	-
Residential real estate	806	2,661	71
Total nonaccrual loans	$806	$2,898	$81

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans. All collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial and consumer, which were secured by accounts receivable, inventory, vehicles and equipment.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Loan Balance	ACL Allocation	Loan Balance	ACL Allocation
Agricultural	$3	$-	$-	$-
Commercial and Industrial	1,500	8	-	-
Commercial Real Estate	7,715	1,714	-	-
Consumer	115	5	-	-
Residential Real Estate	11,195	361	1,887	108
Total	$20,528	$2,088	$1,887	$108

Note 4 – Mortgage Banking

Activity in secondary market loans during the year was as follows:

(Dollars in thousands)
	2025	2024	2023
Loans originated for resale, net of principal payments	$61,518	$74,299	$56,085
Proceeds from loan sales	$62,821	$73,107	$57,342
Net gains on sales of loans held for sale	$1,981	$2,439	$1,954
Loan servicing fees, net of amortization	$(400)	$44	$211

Net gains on sales of loans held for sale include capitalization of loan servicing rights. Loans serviced for others are not reported as assets in the accompanying consolidated balance sheets. The unpaid principal balances of these loans were $1.0 billion and $502.0 million at December 31, 2025 and 2024, respectively. The Bank maintains custodial escrow balances in connection with these serviced loans. The custodial escrow balances of these loans were $1.8 million and $639,000 at December 31, 2025 and 2024, respectively.

Activity for loan servicing rights (included in other assets) was as follows:

(Dollars in thousands)
	2025	2024	2023
Balance, beginning of year	$3,378	$3,834	$4,322
Capitalized	782	1,053	820
Amortization	(2,713)	(1,509)	(1,308)
Acquired from merger with Fentura Financial, Inc	7,628	-	-
Balance, end of year	$9,075	$3,378	$3,834

The fair value of loan servicing rights was $12.1 million, $5.7 million and $5.6 million as of December 31, 2025, 2024 and 2023, respectively. Valuation allowances of $0 were recorded at December 31, 2025, 2024 and 2023. The fair value of the Bank’s servicing rights at December 31, 2025 was determined using a discount rate of 9.0% to 10.5% and prepayment speeds ranging from 6.6% to 9.1%. The fair value of the Bank’s servicing rights at December 31, 2024 was determined using a discount rate of 9.5% to 11.5% and prepayment speeds ranging from 5.1% to 6.7%. The fair value of the Bank’s servicing rights at December 31, 2023 was determined using a discount rate of 9.5% to 10.5% and prepayment speeds ranging from 5.7% to 7.5%.

Note 5 – Premises and Equipment

As of December 31, premises and equipment consisted of the following:

(Dollars in thousands)
	2025	2024
Land and land improvements	$10,883	$7,932
Leasehold improvements	1,262	116
Buildings	46,501	28,525
Furniture and equipment	21,791	12,751
Total cost	80,437	49,324
Accumulated depreciation	(32,327)	(22,225)
Premises and equipment, net	$48,110	$27,099

Depreciation expense was $3.6 million, $2.5 million, and $2.5 million in 2025, 2024 and 2023, respectively.

The Bank leases certain branch properties and automated-teller machine locations in its normal course of business. Rent expense totaled $593,000, $322,000, and $327,000 for 2025, 2024 and 2023, respectively. The associated right of use assets are included in the applicable categories of fixed assets in the above table and the net book value of such assets approximates the operating lease liability. Rent commitments under non-cancelable operating leases were as follows, before considering renewal options that generally are present (dollars in thousands):

2026	$688
2027	600
2028	539
2029	388
2030	241
Thereafter	1,092
Total undiscounted cash flows	$3,548
Less imputed interest	694
Total operating lease liabilities	$2,854

Note 6 - Goodwill and Acquired Intangible Assets

Goodwill

The change in the balance for goodwill was as follows:

(Dollars in thousands)	2025	2024
Balance, beginning of year	$59,946	$59,946
Acquired goodwill from merger with Fentura Financial, Inc.	69,908	-
Adjustments	-	-
Balance, end of year	$129,854	$59,946

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment. If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County Bank Corp in 2019, Community Shores in 2020, and Fentura in 2025, which resulted in the recognition of goodwill of $13.7 million, $38.9 million, $7.3 million and $69.9 million, respectively.

ChoiceOne engaged a third party valuation firm to assist in performing a quantitative analysis of goodwill as of June 30, 2024 ("the measurement date"). In deriving the fair value of the reporting unit (the Bank), the third-party firm assessed general economic conditions and outlook; industry and market considerations and outlook; the impact of recent events to financial performance; the market price of ChoiceOne’s common stock and other relevant events. In addition, the valuation relied on financial projections through 2029 and growth rates prepared by management. Based on the valuation prepared, it was determined that ChoiceOne's estimated fair value of the reporting unit at the measurement date was greater than its book value and impairment of goodwill was not required. Although the Company’s stock price did not exceed its book value as of June 30, 2025, management noted multiple dates both before and after the measurement date on which the stock price did exceed book value. Accordingly, management does not consider the measurement date market price to be indicative of a sustained decline in the Company’s fair value, and no indicators of goodwill impairment were identified. No material changes and no triggering events have occurred that indicated impairment from the measurement date through December 31, 2025.

Acquired Intangible Assets

Information for acquired intangible assets at December 31 is as follows:

	2025		2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization	Amount	Amortization
Core deposit intangible	$39,269	$11,282	$7,120	$6,024

The core deposit intangible from the Fentura, County and Community Shores mergers is being amortized on a sum-of-the-years digits basis over ten years, ten years and eight years, respectively. Amortization expense was $5,258,000 in 2025, $757,000 in 2024, and $955,000 in 2023. The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2026	5,737
2027	4,955
2028	4,217
2029	3,622
2030	3,037
Thereafter	6,419
Total	$27,987

	2025
	Gross
	Carrying	Accumulated
(Dollars in thousands)	Amount	Amortization
Customer List Intangible	$3,727	$565

The customer list intangible from the Fentura merger is being amortized on the sum-of-the-years digits basis over ten years. Amortization expense was $565,000 in 2025 with no expense in prior years. The estimated amortization expense for the next five years ending December 31 is as follows (dollars in thousands):

2026	621
2027	553
2028	486
2029	418
2030	350
Thereafter	734
Total	$3,162

Note 7 – Other Real Estate Owned

Other real estate owned represents residential and commercial properties primarily owned as a result of loan collection activities and is reported net of a valuation allowance. Activity within other real estate owned was as follows:

(Dollars in thousands)	2025	2024	2023
Balance, beginning of year	$473	$122	$-
Transfers from loans	1,519	650	267
Acquired from merger with Fentura Financial, Inc	1,735	-	-
Proceeds from sales	(1,064)	(345)	(157)
Write-downs	(78)	-	-
Gains on sales	(61)	46	12
Balance, end of year	$2,524	$473	$122

Included in the balances above were residential real estate mortgage loans of $502,000, $234,000, and $122,000 as of December 31, 2025, 2024, and 2023, respectively, and $2.0 million, $239,000, and $0 of commercial real estate loans as of December 31, 2025, 2024, and 2023, respectively.

Note 8 – Derivatives and Hedging Activities

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

In the second quarter of 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. This derivative hedges the risk of variability in cash flows attributable to forecasted payments on future deposits or floating rate borrowings indexed to the SOFR Rate. The Pay Fixed Swap Agreement is two years forward starting with an eight-year term set to expire in 2032. The Pay Fixed Swap Agreements will pay a fixed coupon rate of 2.75% while receiving the SOFR Rate, which began in April 2024. On February 6, 2025, ChoiceOne sold $50 million of the Pay Fixed Swap Agreement. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. Net settlements on the Pay Fixed Swap Agreement were $2.4 million for the year ended December 31, 2025 compared to $3.3 million for the year ended December 31, 2024, which reduced interest expense. Interest expense was further reduced by $450,000 for the year ended December 31, 2025 due to accretion from the gain on the sale of $50 million of the Pay Fixed Swap Agreement.

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

In the third quarter of 2025, ChoiceOne entered into $30.4 million in amortizing pay-fixed/receive-floating interest rate swaps to hedge interest rate risk on approximately $40.6 million of newly purchased agency mortgage backed securities. The swaps are designated as a fair value hedge and will amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. A fair value basis adjustment associated with available-for-sale agency mortgage backed securities initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the agency mortgage backed securities related to the hedged risk (the benchmark interest rate component) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid monthly, with the first starting in October 2025, and are included in interest income.

Settlements on the four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million and the $30.4 million in amortizing pay-fix swaps amounted to $2.0 million for the year ended December 31, 2025 compared $3.7 million for the year ended December 31, 2024.

In total, as of December 31, 2025, ChoiceOne held pay-fixed/receive floating interest rate swaps with a total notional value of $380.4 million, a weighted average coupon of 3.15%, a fair value of $8.4 million and an average remaining contract length of 7.0 years. On December 31, 2024, ChoiceOne held pay-fixed interest rate swaps with a total notional value of $401.0 million, a weighted average coupon of 3.07%, a fair value of $23.6 million and an average remaining contract length of 7.4 years. In total, income from the effect of swaps amounted to $4.8 million for the year ended December 31, 2025 compared to $5.8 million for the year ended December 31, 2024, which were included in interest income and interest expense.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$8,446	Other Assets	$23,649
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)		Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships		Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2025		Year Ended December 31, 2024
	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$1,993	$2,813	$2,581	$3,288

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$6,103	$-	$(7,205)	$-
Derivatives designated as hedging instruments	$(5,952)	$-	$7,203	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$450	$(1,092)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

December 31, 2025
Cumulative amount of Fair
Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$256,522	$(1,499)

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

The table below presents the notional and fair value of these derivative instruments as of December 31, 2025 and December 31, 2024:

	December 31, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$101,508	Other Assets	$1,815
Derivative liabilities
Interest rate swaps	$101,508	Other Liabilities	$1,826

	December 31, 2024
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$56,526	Other Assets	$686
Derivative liabilities
Interest rate swaps	$56,526	Other Liabilities	$686

The fair value of interest rate swaps in a net liability position, which includes accrued interest, was $1.8 million and $686,000 as of December 31, 2025 and December 31, 2024, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset, however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent bank was $1.7 million and $686,000 at December 31, 2025 and December 31, 2024, respectively. Cash pledged as collateral to the correspondent bank was $2.5 million and $0 at December 31, 2025 and December 31, 2024, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $101.5 million as of December 31, 2025 and $56.5 million at December 31, 2024. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

Note 9 – Deposits

Deposit balances as of December 31 consisted of the following:

(Dollars in thousands)	2025	2024
Noninterest-bearing demand deposits	$907,007	$524,945
Interest-bearing demand deposits	910,502	630,155
Money market deposits	454,385	290,012
Savings deposits	607,045	338,109
Local certificates of deposit	616,180	394,371
Brokered certificates of deposit	104,906	36,511
Total deposits	$3,600,025	$2,214,103

Scheduled maturities of certificates of deposit (including brokered deposits) as of December 31, 2025 were as follows:

(Dollars in thousands)

2026	$687,274
2027	24,544
2028	4,339
2029	3,200
2030	1,729
Thereafter	-
Total	$721,086

ChoiceOne had certificates of deposit issued in denominations of $250,000 or greater totaling $322.0 million and $210.5 million at December 31, 2025 and 2024, respectively. ChoiceOne held $104.9 million and $36.5 million in brokered certificates of deposit at December 31, 2025 and 2024, respectively. In addition, ChoiceOne had $69.7 million and $41.0 million of certificates of deposit as of December 31, 2025, and December 31, 2024, respectively, that had been issued through the Certificate of Deposit Account Registry Service (“CDARS”).

Note 10 – Borrowings

Federal Home Loan Bank Advances

At December 31, advances from the FHLB were as follows:

(Dollars in thousands)	2025	2024

Maturity of January 2025 with fixed interest rate of 4.48%	$-	$135,000
Maturity of July 2025 with fixed interest rate of 4.88%	-	20,000
Maturity of January 2026 with fixed interest rate of 4.35%	10,000	10,000
Maturity of March 2026 with Variable-fed fund Callable rate of 3.79%	180,000	-
Maturity of March 2026 with Variable-fed fund Callable rate of 3.79%	35,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000	-
Maturity of December 2027 with fixed interest rate of 3.76%	20,000	-
Total advances outstanding at year-end	$265,000	$175,000

As of December 31, 2025, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $351.8 million and loans pledged with a carrying value of approximately $773.7 million. At December 31, 2024, ChoiceOne had securities pledged with a carrying value of approximately $349.9 million and loans pledged with a carrying value of approximately $460.6 million. Based on this collateral, the Bank was eligible to borrow an additional $929.1 million at year end 2025 compared to $674.1 million at year end 2024.

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $610.9 million and no securities at December 31, 2025 and by residential real estate loans with a carrying value of approximately $204.4 million and securities with a carrying value of approximately $265.5 million at December 31, 2024. Based on this collateral, the Bank was eligible to borrow an additional $145.7 million at year end 2025, compared to an additional $163.1 million at year-end 2024.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and current rate of 6.75% at December 31, 2025 compared to a rate of 7.5% at December 31, 2024. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds.

ChoiceOne was in compliance with all covenants as of December 31, 2025 and December 31, 2024. The line of credit balance was $0 at December 31, 2025 and December 31, 2024.

Note 11 – Subordinated Debentures

ChoiceOne acquired trust preferred securities in the acquisition of Community Shores. The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month Secured Overnight Financing Rate and the rate was 6.0% at December 31, 2025 and 6.6% at December 31, 2024. The stated maturity is December 30, 2034. Total trust preferred securities at December 31, 2025 were $3.6 million consisting of $4.5 million in trust preferred securities less $907,000 in merger fair value adjustments. Total trust preferred securities at December 31, 2024 were $3.5 million consisting of $4.5 million in trust preferred securities less $1.0 million in merger fair value adjustments, which is being amortized through December 2034. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

ChoiceOne acquired trust preferred securities in the merger with Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month SOFR and the rate was 7.0% at December 31, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at December 31, 2025 were $10.9 million consisting of $12.0 million in trust preferred securities less $1.2 million in merger fair value adjustments, which is being amortized over the next 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I, and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month SOFR and the rate was 5.7% at December 31, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at December 31, 2025 were $1.6 million consisting of $2.0 million in trust preferred securities less $403,000 in merger fair value adjustments, which is being amortized over the next 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust II, and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

Note 12 – Income Taxes

The following tables present an allocation of federal income taxes between current and deferred portions and a reconciliation of federal income taxes at the statutory federal rate of 21% to ChoiceOne's effective tax rates for the years ended December 31:

(Dollars in thousands)
	2025	2024	2023
Provision for Income Taxes
Current federal income tax expense	$6,125	$6,633	$4,330
Deferred federal income tax expense/(benefit)	(113)	(271)	(24)
Income tax expense	$6,012	$6,362	$4,306

Reconciliation of Income Tax Provision to Statutory Rate	2025	%
Income tax computed at statutory federal rate of 21%	$7,179	21%
Tax credits
Low-income housing and historic tax credits	(254)	-0.7%
Energy credits	(399)	-1.2%
QZAB credits	(65)	-0.2%
Nontaxable and nondeductible items
Tax exempt interest income	(1,226)	-3.6%
Tax exempt earnings on bank-owned life insurance	(495)	-1.4%
Disallowed interest expense	967	2.8%
Nondeductible expenses	242	0.7%
Other	63	0.2%
Income tax expense	$6,012	17.6%

Reconciliation of Income Tax Provision to Statutory Rate	2024	2023
Income tax computed at statutory federal rate of 21%	$6,949	$5,369
Tax exempt interest income	(1,214)	(1,206)
Tax exempt earnings on bank-owned life insurance	(406)	(230)
Tax credits	(264)	(282)
Disallowed interest expense	1,061	752
Nondeductible merger expenses	185	-
Other items	51	(97)
Income tax expense	$6,362	$4,306

Effective income tax rate	19%	17%

The following table presents the components of the deferred tax assets and liabilities at December 31:

(Dollars in thousands)

Components of Deferred Tax Assets and Liabilities	2025	2024
Deferred tax assets:
Purchase accounting adjustments from mergers with County, Community Shores and Fentura	$11,269	$273
Allowance for credit losses	7,465	3,476
Unrealized losses on securities available for sale	11,820	14,942
Net operating loss carryforward	388	427
Unfunded commitment reserve	283	312
Compensation	1,934	816
Other	1,658	658
Total deferred tax assets	34,817	20,904

Deferred tax liabilities:
Purchase accounting adjustments from mergers with County, Community Shores and Fentura	7,126	442
Loan servicing rights	1,906	709
Depreciation	2,626	637
Interest rate derivative contracts	2,337	4,900
Deferred loan fees and costs, net	66	67
Other	1,300	384
Total deferred tax liabilities	15,361	7,139
Net deferred tax asset (liability)	$19,456	$13,765

As of December 31, 2025, deferred tax assets included federal net operating loss carryforwards of approximately $1.8 million which were acquired through the merger with Community Shores. The loss carryforwards expire at various dates from 2031 to 2035. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. Under Internal Revenue Code Section 382, ChoiceOne is limited to applying approximately $185,000 of net operating losses per year.

The Company and its subsidiaries file federal income tax returns in the United States. The Company is generally no longer subject to U. S. federal income tax examinations by tax authorities for tax years before 2022.

On July 4, 2025, new tax legislation referred to as the One Big Beautiful Bill Act was enacted into law by the federal government. The tax provisions of the One Big Beautiful Bill Act did not have a material impact on our income tax expense. The retroactive extension of bonus depreciation and immediate deductibility of research and experimentation expenses has afforded the Company additional income tax deductions for 2025, reducing the anticipated income taxes payable for 2025.

Note 13 – Related Party Transactions

Loans to executive officers, directors and their affiliates were as follows at December 31:

(Dollars in thousands)	2025	2024

Balance, beginning of year	$36,180	$30,316
New loans	10,094	10,782
Repayments	(6,092)	(4,918)
Effect of changes in related parties	4,519	-
Balance, end of year	$44,701	$36,180

Deposits from executive officers, directors and their affiliates were $16.7 million, $25.5 million and $21.1 million at December 31, 2025, 2024 and 2023, respectively.

Note 14 – Employee Benefit Plans

401(k) Plan:

The 401(k) plan allows employees to contribute to their individual accounts under the plan amounts up to the IRS maximum. Matching company contributions to the plan are discretionary. Expense for matching company contributions under the plan was $1.4 million, $649,000, and $594,000 in 2025, 2024, and 2023, respectively.

Note 15 - Stock Based Compensation

Options to buy stock have been granted to key employees to provide them with additional equity interests in ChoiceOne under the Stock Incentive Plan of 2012, which is expired. Compensation expense in connection with stock options granted was $0 in 2025 and 2024. The Equity Incentive Plan of 2022 was approved by the Company’s shareholders at the Annual Meeting held on May 25, 2022. The Equity Incentive Plan of 2022 provides for the issuance of up to 200,000 shares of common stock. At December 31, 2025, there were 108,239 shares available for future grants.

A summary of stock options activity during the year ended December 31, 2025 was as follows:

		Weighted	Weighted
		average	average
		exercise	Grant Date
	Shares	price	Fair Value
Options outstanding at January 1, 2025	6,273	$25.07	$3.37
Options granted	-	-	-
Options exercised	(120)	21.13	3.54
Options forfeited or expired	-	-	-
Options outstanding, end of year	6,153	$25.14	$3.36

Options exercisable at December 31, 2025	6,153	$25.14	$3.36

The exercise prices for options outstanding and exercisable at the end of 2025 ranged from $20.86 to $27.25 per share. The weighted average remaining contractual life of options outstanding and exercisable at the end of 2025 was approximately 2.60 years.

The intrinsic value of all outstanding and exercisable stock options was $27,000 and $66,000 respectively, at December 31, 2025 and December 31, 2024. The aggregate intrinsic values of outstanding and exercisable options at December 31, 2025 were calculated based on the closing market price of the Company’s common stock on December 31, 2025 of $29.52 per share less the exercise price.

Information pertaining to options outstanding at December 31, 2025 was as follows:

Exercise price of stock options:	Number of options outstanding at year-end	Number of options exercisable at year-end	Average remaining contractual life (in years)
$27.25	3,000	3,000	3.38
$25.65	1,500	1,500	2.45
$20.86	1,653	1,653	1.31

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. ChoiceOne uses historical data to estimate the volatility of the market price of ChoiceOne stock and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. As of December 31, 2025, there was no unrecognized compensation expense related to stock options.

ChoiceOne has granted restricted stock units to a select group of employees under the Stock Incentive Plan of 2012 and the Equity Incentive Plan of 2022. Restricted stock units outstanding as of December 31, 2025 vest on the three year anniversary of the grant date. Certain additional vesting provisions apply. Each restricted stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $736,000, $596,000 and $548,000 in 2025, 2024 and 2023, respectively, in connection with restricted stock units for current participants during these years.

A summary of the activity for restricted stock units outstanding during the year ended December 31, 2025 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Restricted Stock Units	Shares	Per Share
Outstanding at January 1, 2025	74,584	$25.20
Granted	27,391	28.43
Vested	(33,782)	26.26
Forfeited	(204)	26.34
Outstanding at December 31, 2025	67,989	$25.97

At December 31, 2025, there were 67,989 restricted stock units outstanding with an approximate stock value of $2.0 million based on ChoiceOne’s December 31, 2025 closing stock price of $29.52 per share. At December 31, 2024, there were 74,584 restricted stock units outstanding with an approximate stock value of $2.7 million based on ChoiceOne’s December 31, 2024 closing stock price of $35.64 per share. The grant date fair value of restricted stock units granted was $779,000 and $615,000 in 2025 and 2024, respectively. The cost is expected to be recognized over a weighted average period of 1.41 years. As of December 31, 2025, there was $824,000 of unrecognized compensation cost related to unvested shares granted.

ChoiceOne has granted performance stock units to a select group of employees under the Stock Incentive Plan of 2012 and the Equity Incentive Plan of 2022. Performance stock units outstanding as of December 31, 2025 vest on the five year anniversary of the grant date based on earnings per share growth rate from the date of the grant. Shares can vest at a rate of 125%, 100%, 75%, or 0% based on the growth rate achieved over the five year time frame. Certain additional vesting provisions apply. Each performance stock unit, once vested, is settled by delivery of one share of ChoiceOne common stock. ChoiceOne recognized compensation expense of $89,000, $84,000 and $81,000 in 2025, 2024 and 2023, respectively, in connection with performance stock units for current participants during these years.

A summary of the activity for performance stock units outstanding during the year ended December 31, 2025 is presented below:

		Weighted
		Average Grant
		Date Fair Value
Outstanding Stock Awards	Shares	Per Share
Outstanding at January 1, 2025	16,552	$25.24
Granted	7,160	28.43
Vested	-	-
Forfeited	-	-
Outstanding at December 31, 2025	23,712	$26.20

At December 31, 2025, there were 23,712 performance stock units outstanding assuming 100% vesting with an approximate stock value of $700,000 based on ChoiceOne’s December 31, 2025 closing stock price of $29.52 per share. At December 31, 2024, there were 16,552 performance stock units outstanding assuming 100% vesting with an approximate stock value of $590,000 based on ChoiceOne’s December 31, 2024 closing stock price of $35.64 per share. The grant date fair value of performance stock units granted was $204,000 and $125,000 in 2025 and 2024, respectively. The cost is expected to be recognized over a weighted average period of 2.92 years. As of December 31, 2025, there was $327,000 of unrecognized compensation cost related to unvested shares granted.

Note 16 - Earnings Per Share

(Dollars in thousands, except share data)
	2025	2024	2023
Basic
Net income	$28,176	$26,727	$21,261

Weighted average common shares outstanding	13,941,260	8,166,472	7,532,998

Basic earnings per common shares	$2.02	$3.27	$2.82

Diluted
Net income	$28,176	$26,727	$21,261

Weighted average common shares outstanding	13,941,260	8,166,472	7,532,998
Plus dilutive stock options and restricted stock units	50,839	54,593	39,292

Weighted average common shares outstanding and potentially dilutive shares	13,992,099	8,221,065	7,572,290

Diluted earnings per common share	$2.01	$3.25	$2.82

There were no shares considered anti-dilutive to earnings per share as of December 31, 2025 and December 31, 2024, respectively, and there were 4,500 shares considered anti-dilutive to earnings per share as of December 31, 2023. This calculation is based on the average stock price during the year.

Note 17 – Condensed Financial Statements of Parent Company

Condensed Balance Sheets

(Dollars in thousands)	December 31,
	2025	2024
Assets
Cash	$2,326	$37,791
Equity securities at fair value	2,916	2,397
Other assets	2,991	487
Investment in subsidiaries	506,677	256,165
Total assets	$514,910	$296,840

Liabilities
Subordinated debentures	$32,404	$32,260
Trust preferred securities	16,056	3,492
Other liabilities	1,097	673
Total liabilities	49,557	36,425

Shareholders' equity	465,353	260,415
Total liabilities and shareholders’ equity	$514,910	$296,840

Condensed Statements of Income

(Dollars in thousands)	Years Ended December 31,
	2025	2024	2023
Interest income
Interest and dividends from ChoiceOne Bank	$24,799	$11,615	$10,813
Interest and dividends from other securities	40	46	32
Total interest income	24,839	11,661	10,845

Interest expense
Borrowings	2,812	1,642	1,635

Net interest income	22,027	10,019	9,210

Noninterest income
Gains (losses) on sales of securities	-	-	(71)
Change in market value of equity securities	453	237	(307)
Other	15	-	-
Total noninterest income	468	237	(378)

Noninterest expense
Professional fees	76	52	47
Other	1,852	1,201	217
Total noninterest expense	1,928	1,253	264

Income before income tax and equity in undistributed net income of subsidiary	20,567	9,003	8,568
Income tax (expense)/benefit	765	374	472
Income before equity in undistributed net income of subsidiary	21,332	9,377	9,040
Equity in undistributed net income of subsidiary	6,844	17,350	12,221
Net income	$28,176	$26,727	$21,261

Condensed Statements of Cash Flows

(Dollars in thousands)	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$28,176	$26,727	$21,261
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of subsidiary	(6,844)	(17,350)	(12,221)
Amortization	364	245	245
Compensation expense on employee and director stock purchases, stock options, and restricted stock units	841	678	964
Net loss on sale of securities	-	-	71
Change in market value of equity securities	(453)	(237)	307
Changes in other assets	(1,338)	(15)	113
Changes in other liabilities	(93)	258	(84)
Net cash from operating activities	20,653	10,307	10,656

Cash flows from investing activities:
Sales of securities	648	-	887
Purchases of securities	(248)	(82)	(143)
Investment in Subsidiary	(30,000)	(8,000)	-
Issuance cost from Merger	(8)
Cash acquired from mergers	187	-	-
Net cash from investing activities	(29,421)	(8,082)	744

Cash flows from financing activities:
Issuance of common stock	892	674	231
Cash proceeds from common stock offering	-	32,093	-
Repurchase of common stock	(2,679)	-	-
Share based compensation withholding obligation	(327)	(220)	-
Payments on borrowings	(7,634)	-	-
Cash dividends	(16,949)	(9,012)	(7,910)
Net cash from financing activities	(26,697)	23,535	(7,679)

Net change in cash	(35,465)	25,760	3,721
Beginning cash	37,791	12,031	8,310
Ending cash	$2,326	$37,791	$12,031

Note 18 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Assets
Cash and cash equivalents	$87,988	$87,988	$87,988	$-	$-
Equity securities at fair value	9,353	9,353	5,723	-	3,630
Securities available for sale	554,420	554,420	89,035	465,385	-
Securities held to maturity	385,193	348,122	-	332,243	15,879
Federal Home Loan Bank and Federal Reserve Bank stock	31,116	31,116	-	31,116	-
Loans held for sale	7,185	7,401	-	7,401	-
Loans, net	2,986,484	2,941,021	-	-	2,941,021
Accrued interest receivable	14,537	14,537	-	14,537	-
Interest rate lock commitments	202	202	-	202	-
Interest rate derivative contracts	8,446	8,446	-	8,446	-
Interest rate swaps	1,815	1,815	-	1,815	-

Liabilities
Noninterest-bearing deposits	907,007	907,007	907,007	-	-
Total interest-bearing deposits	2,588,111	2,587,407	-	2,587,407	-
Brokered deposits	104,906	105,040	-	105,040	-
Borrowings	264,788	265,179	-	265,179	-
Subordinated debentures	48,460	46,886	-	46,886	-
Accrued interest payable	2,475	2,475	-	2,475	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	1,826	1,826	-	1,826	-

December 31, 2024
Assets
Cash and cash equivalents	$96,751	$96,751	$96,751	$-	$-
Equity securities at fair value	7,782	7,782	4,838	-	2,944
Securities available for sale	479,117	479,117	80,502	398,615	-
Securities held to maturity	394,534	339,048	-	324,591	14,457
Federal Home Loan Bank and Federal Reserve Bank stock	14,690	14,690	-	14,690	-
Loans held for sale	7,288	7,507	-	7,507	-
Loans, net	1,529,088	1,496,704	-	-	1,496,704
Accrued interest receivable	10,376	10,376	-	10,376	-
Interest rate lock commitments	95	95	-	95	-
Interest rate derivative contracts	23,649	23,649	-	23,649	-
Interest rate swaps	686	686	-	686	-

Liabilities
Noninterest-bearing deposits	524,945	524,945	524,945	-	-
Total interest-bearing deposits	1,652,647	1,652,169	-	1,652,169	-
Brokered deposits	36,511	36,508	-	36,508	-
Borrowings	175,000	175,139	-	175,139	-
Subordinated debentures	35,752	32,895	-	32,895	-
Accrued interest payable	1,694	1,694	-	1,694	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	686	686	-	686	-

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

Note 19 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value as of December 31, 2025 or December 31, 2024 are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
(Dollars in thousands)	Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	Date Indicated
Equity Securities Held at Fair Value - December 31, 2025
Equity securities	$5,723	$-	$3,630	$9,353

Investment Securities, Available for Sale -December 31, 2025
U. S. Treasury notes and bonds	$89,035	$-	$-	$89,035
State and municipal	-	227,574	-	227,574
Mortgage-backed	-	227,054	-	227,054
Corporate	-	222	-	222
Asset-backed Securities	-	10,535	-	10,535
Total	$89,035	$465,385	$-	$554,420

Derivative Instruments -December 31, 2025
Interest rate derivative contracts - assets	$-	$8,446	$-	$8,446
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - December 31, 2025
Interest rate swaps - assets	$-	$1,815	$-	$1,815
Interest rate swaps - liabilities	$-	$1,826	$-	$1,826

Equity Securities Held at Fair Value -December 31, 2024
Equity securities	$4,838	$-	$2,944	$7,782

Investment Securities, Available for Sale -December 31, 2024
U. S. Treasury notes and bonds	$80,502	$-	$-	$80,502
State and municipal	-	228,236	-	228,236
Mortgage-backed	-	160,970	-	160,970
Corporate	-	212	-	212
Asset-backed Securities	-	9,197	-	9,197
Total	$80,502	$398,615	$-	$479,117

Derivative Instruments -December 31, 2024
Interest rate derivative contracts - assets	$-	$23,649	$-	$23,649
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - December 31, 2024
Interest rate swaps - assets	$-	$686	$-	$686
Interest rate swaps - liabilities	$-	$686	$-	$686

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(Dollars in thousands)
	2025	2024
Equity Securities Held at Fair Value
Balance, January 1	$2,944	$2,756
Total realized and unrealized net gains included in noninterest income	406	105
Net purchases, sales, calls, and maturities	280	83
Balance, December 31	$3,630	$2,944
Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at December 31,	$9	$38

Of the Level 3 assets that were held by the Company at December 31, 2025, the net unrealized gain as of December 31, 2025 was $723,000, compared to $317,000 as of December 31, 2024. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $928,000 and $83,000 of Level 3 securities were purchased in 2025 and 2024, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
December 31, 2025	$16,936	$-	$-	$16,936
December 31, 2024	$1,887	$-	$-	$1,887

Other Real Estate
December 31, 2025	$2,524	$-	$-	$2,524
December 31, 2024	$473	$-	$-	$473

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at December 31:

	2025		2024
	Fixed	Variable	Fixed	Variable
(Dollars in thousands)	Rate	Rate	Rate	Rate
Unused lines of credit and letters of credit	$185,670	$418,908	$29,394	$369,200
Commitments to fund loans (at market rates)	39,327	20,855	46,932	11,129

Commitments to fund loans are generally made for periods of 180 days or less. The fixed rate loan commitments have interest rates ranging from 5.75% to 9.00% and maturities ranging from 1 year to 30 years.

Note 21 – Regulatory Capital

ChoiceOne and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: prohibiting the acceptance of brokered deposits; requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution. At year-end 2025 and 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.

Actual capital levels and minimum required levels for ChoiceOne and the Bank were as follows:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$425,813	12.7%	$267,754	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	340,023	10.2	150,611	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	358,523	10.7	200,815	6.0	N/A	N/A
Tier 1 capital (to average assets)	358,523	8.5	168,643	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$417,800	12.5%	$267,564	8.0%	$334,455	10.0%
Common equity Tier 1 capital (to risk weighted assets)	382,914	11.4	150,505	4.5	217,396	6.5
Tier 1 capital (to risk weighted assets)	382,914	11.4	200,673	6.0	267,564	8.0
Tier 1 capital (to average assets)	382,914	9.1	168,463	4.0	210,579	5.0

December 31, 2024
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$287,927	14.5%	$158,391	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	237,152	12.0	89,095	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	241,652	12.2	118,793	6.0	N/A	N/A
Tier 1 capital (to average assets)	241,652	9.1	106,485	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$250,494	12.7%	$158,197	8.0%	$197,746	10.0%
Common equity Tier 1 capital (to risk weighted assets)	236,479	12.0	88,986	4.5	128,535	6.5
Tier 1 capital (to risk weighted assets)	236,479	12.0	118,647	6.0	158,197	8.0
Tier 1 capital (to average assets)	236,479	8.9	106,422	4.0	133,028	5.0

Banking laws and regulations limit capital distributions by state-chartered banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At December 31, 2025, approximately $41.1 million was available for the Bank to pay dividends to ChoiceOne assuming regulatory approval of any amount in excess of the applicable capital conservation buffer. ChoiceOne’s ability to pay dividends to shareholders is dependent on the payment of dividends from the Bank, which is restricted by state law and regulations.

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

Major Customers: The Company does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Total Revenues	$227,624	$139,099	$113,886
Net Income	$28,176	$26,727	$21,261
Total Assets	$4,410,551	$2,723,243	$2,576,706

NOTE 23 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Interchange income

Revenue includes debit card interchange and network revenues. This revenue is earned on debit card transactions that are conducted through payment networks. The revenue is recorded as services are delivered.

Insurance and investment commission income

Revenue includes fees from the investment management advisory services and revenue is recognized when services are rendered. Revenue also includes commissions received from the placement of brokerage transactions for purchase or sale of stocks or other investments. Commission income is recognized when the transaction has been completed. Insurance commission income is recognized when the company has satisfied its performance obligation under the terms of the agreement.

Trust fee income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

(Dollars in thousands)	2025	2024

Customer service charges	$5,994	$4,774
Interchange income	7,811	5,797
Insurance and investment commission income	1,912	742
Trust fee income	2,525	906
Other charges and fees for customer services	751	562
Noninterest income from contracts with customers within the scope of ASC 606	18,993	12,781
Noninterest income within the scope of other GAAP topics	5,673	5,214
Total noninterest income	$24,666	$17,995

NOTE 24 – BUSINESS COMBINATION

On March 1, 2025, ChoiceOne completed the Merger, in an all stock transaction, of Fentura, the former parent company of The State Bank, with and into ChoiceOne, with ChoiceOne surviving the Merger. The primary reason for the Merger was to expand ChoiceOne's market presence and enhance its financial strength by integrating Fentura's substantial customer base. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank, with ChoiceOne Bank surviving the consolidation. Fentura had 20 branch offices and one loan production office as of the date of the Merger. Total assets acquired in the Merger were approximately $1.7 billion, including total loans of approximately $1.4 billion. Total deposits acquired in the Merger, the majority of which were core deposits, totaled approximately $1.4 billion. The Company recorded the estimated fair value of based on assumptions related to discount rates, expected future cash flows, market condition and other future events that are subjective in nature. The impact of the Merger has been included in ChoiceOne’s results of operations since March 1, 2025. As consideration in the Merger, ChoiceOne issued 6,070,836 shares of ChoiceOne common stock with an approximate total value of $193.0 million. Transaction costs incurred after the merger date were primarily in salaries and employee benefits and legal and consulting fees in the Consolidated Statements of Operations, as well as a $12.0 million provision for credit losses. During the quarter, the accounting for certain assets and liabilities, including loans, core deposit intangible, and deferred taxes was finalized resulting in changes to the acquired balances of the following: loans decreasing by $5 million, core deposit intangible increasing by $1.2 million, deferred tax liabilities increasing by $600,000 and goodwill increasing by $3.2 million.

The table below presents the allocation of purchase price for the Merger with Fentura (dollars in thousands):

Purchase Price

Consideration	$192,992

Net assets acquired:
Cash and cash equivalents	173,082
Securities available for sale	90,696
Federal Home Loan Bank and Federal Reserve Bank stock	9,179
Originated loans	1,371,226
Premises and equipment	16,664
Other real estate owned	1,735
Intangible assets	35,876
Other assets	50,607
Total assets	1,749,065

Non-interest bearing deposits	404,497
Interest bearing deposits	1,027,384
Total deposits	1,431,881
Borrowing	169,786
Subordinated debentures	12,344
Other liabilities	11,970
Total liabilities	1,625,981

Net assets acquired	123,084

Goodwill	$69,908

The following pro forma presentation of net income for the year ended December 31, 2025, gives effect to completion of the Merger as if it had occurred on January 1, 2023. This pro forma presentation excludes the impact of after-tax merger-related expenses totaling $13.9 million for the year ended December 31, 2025, as well as a non-recurring provision for credit losses on acquired loans of $9.5 million and includes these expenses for year ended December 31, 2023.

Additional adjustments include estimated accretion of fair value marks on acquired loans, which increased net interest income by $1.6 million for the year ended December 31, 2025 and $9.6 million for the years ended December 31, 2024 and December 31, 2023. Net income was further adjusted to reflect the after-tax impact of incremental interest income and intangible amortization, resulting in after-tax adjustments of $433,000 in 2025 and $2.6 million for the years ended December 31, 2024 and December 31, 2023.

	Twelve Months Ended
	December 31,
(Dollars in thousands)	2025	2024	2023
Net interest income plus other income	$172,269	$159,269	$151,256
Net income	$53,842	$33,954	$8,938

The pro forma information is theoretical in nature and not necessarily indicative of future consolidated results of operations of ChoiceOne or the consolidated results of operations which would have resulted had ChoiceOne acquired Fentura during the periods presented.

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

Note 25 - Subsequent Events:

Sale of Interest Rate Swaps

In January 2026, ChoiceOne sold $201.0 million of pay‑fixed/receive-floating interest rate swaps with a coupon of 3.4%, realizing a gain of $2.5 million, that will be applied to the basis of the hedged bonds. Subsequently, in February 2026, ChoiceOne sold an additional $150.0 million of pay‑fixed, receive/floating interest rate swaps with a coupon of 2.75%, realizing a gain of $4.6 million, that will be amortized into interest expense over the remaining life of the contract, approximately 6.1 years. After evaluating multiple rate scenarios, we determined that our interest rate risk profile and overall balance‑sheet flexibility are improved without the pay‑fixed interest rate swaps, and we believe this action better aligns our interest‑rate posture with long‑term value creation for shareholders. Following this sale, ChoiceOne has approximately $30 million of pay-fixed, receive/floating interest rate swaps with a weighted average coupon of 3.52%.

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

(b) Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2025 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2025, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment is based on the criteria for effective internal control over financial reporting as described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2025, its system of internal control over financial reporting was effective and meets the criteria of the “Internal Control – Integrated Framework."

(d) Report of Independent Registered Public Accounting Firm

Plante & Moran, PLLC, an independent registered public accounting firm that audited the consolidated financial statements included herein, has issued an audit report on our internal control over financial reporting as of December 31, 2025, as stated in their report above under Part II, Item 8 of this report.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information under the captions “ChoiceOne's Board of Directors and Executive Officers and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information under the captions “Executive Compensation” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption "Ownership of ChoiceOne Common Stock" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026, is incorporated herein by reference.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2025:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	74,142	$2.09	271,247
Equity compensation plans not approved by security holders	—	—	115,420
Total	74,142	$2.09	386,667

Equity compensation plans approved by security holders include the Stock Incentive Plan of 2012, the Equity Incentive Plan of 2022, and the 2022 Employee Stock Purchase Plan. As of December 31, 2025, 108,239 shares remained available for future issuance under the Equity Incentive Plan of 2022 and 163,008 shares remained available for future issuance under the 2022 Employee Stock Purchase Plan, in each case other than upon the exercise of outstanding stock options. The Stock Incentive Plan of 2012 has expired and no further issuance of shares is permitted under the plan other than upon the exercise or vesting of outstanding awards.

The Directors’ Stock Purchase Plan and the Directors’ Equity Compensation Plan are equity compensation plans not approved by security holders. The Directors’ Stock Purchase Plan is designed to provide directors of the Company the option of receiving their fees in the Company’s common stock. Directors who elect to participate in the plan may elect to contribute to the plan twenty-five, fifty, seventy-five or one hundred percent of their board of director fees and one hundred percent of their director committee fees earned as directors of the Company. Contributions to the plan are made by the Company on behalf of each electing participant. Plan participants may terminate their participation in the plan at any time by written notice of withdrawal to the Company. The Directors’ Equity Compensation Plan provides for the grant and award of stock options, restricted stock, restricted stock units, stock awards, and other stock-based and stock-related awards as part of director compensation. Participants will cease to be eligible to participate in both plans when they cease to serve as directors of the Company. Shares are distributed to participants on a quarterly basis. The Directors' Equity Compensation Plan provides for the issuance of a maximum of 100,000 shares of the Company's common stock thereunder and the Directors' Stock Purchase Plan provides for issuance of a maximum of 100,000 shares thereunder, in each case subject to adjustments for certain changes in the capital structure of the Company. As of December 31, 2025, 60,065 shares remained available for issuance under the Directors' Equity Compensation Plan and 55,355 shares remained available for issuance under the Directors' Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Related Matters - Transactions with Related Persons” and “Corporate Governance” in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information under the caption "Related Matters - Independent Certified Public Accountants" in the Company's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026, is incorporated herein by reference.

Independent Registered Public Accounting Firm:

Name: Plante & Moran, PLLC

Location: Grand Rapids, Michigan

PCAOB ID: 166

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements. The following financial statements and independent auditors' reports are filed as part of this report:

		Consolidated Balance Sheets at December 31, 2025 and 2024.

		Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.

		Consolidated Statement of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.

		Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2025, 2024, and 2023.

		Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.

		Notes to Consolidated Financial Statements.

		Report of Independent Registered Public Accounting Firm dated March 13, 2026.

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

ChoiceOne Financial Services, Inc.

By:	/s/ Kelly J. Potes	March 13, 2026
Kelly J. Potes Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelly J. Potes	Chief Executive Officer and	March 13, 2026
Kelly J. Potes	Director (Principal Executive Officer)

/s/ Adom J. Greenland	Chief Financial Officer and Treasurer (Principal Financial and	March 13, 2026
Adom J. Greenland	Accounting Officer)

*/s/ Gregory A. McConnell	Chairman of the Board and Director	March 13, 2026
Gregory A. McConnell

*/s/ Greg L. Armock	Director	March 13, 2026
Greg L. Armock

*/s/ Keith Brophy	Director	March 13, 2026
Keith Brophy

*/s/ Michael J. Burke, Jr.	President and Director	March 13, 2026
Michael J. Burke, Jr.

*/s/ Harold J. Burns	Director	March 13, 2026
Harold J. Burns

*/s/ Eric E. Burrough	Director	March 13, 2026
Eric E. Burrough

*/s/ Curt E. Coulter	Director	March 13, 2026
Curt E. Coulter

*/s/ Bruce John Essex, Jr.	Director	March 13, 2026
Bruce John Essex, Jr.

*/s/ Bradley F. McGinnis	Director	March 13, 2026
Bradley F. McGinnis

*/s/ Brian P. Petty	Director	March 13, 2026
Brian P. Petty

*/s/ Roxanne M. Page	Director	March 13, 2026
Roxanne M. Page

*/s/ Michelle M. Wendling	Director	March 13, 2026
Michelle M. Wendling

*/s/ Randy D. Hicks, M.D.	Director	March 13, 2026
Randy D. Hicks, M.D.

*/s/ Steven T. Krause	Director	March 13, 2026
Steven T. Krause

*By /s/ Adom J. Greenland
Attorney-in-Fact