Form 10-Q
period 2026-03-31
CHOICEONE FINANCIAL SERVICES INC
filed 2026-05-11
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

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

As of April 30, 2026, the Registrant had 14,975,035 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (March 31, 2026 Unaudited)

	March 31,	December 31,
(Dollars in thousands, except share data)	2026	2025
Assets
Cash and due from banks	$83,868	$87,638
Time deposits in other financial institutions	350	350
Cash and cash equivalents	84,218	87,988

Equity securities, at fair value (Note 2)	9,425	9,353
Securities available for sale, at fair value (Note 2)	573,531	554,420
Securities held to maturity, at amortized cost (Note 2)	384,339	385,193
Federal Home Loan Bank stock	18,562	18,562
Federal Reserve Bank stock	12,554	12,554
Loans held for sale	9,976	7,185
Mortgage warehouse advances (Note 3)	51,187	58,987
Core loans (Note 3)	2,932,110	2,963,047
Total loans held for investment (Note 3)	2,983,297	3,022,034
Allowance for loan losses (Note 3)	(35,496)	(35,550)
Loans, net	2,947,801	2,986,484

Premises and equipment, net	48,670	48,110
Other real estate owned, net	2,285	2,524
Cash value of life insurance policies	86,305	74,798
Goodwill	129,854	129,854
Intangible assets	29,464	31,149
Other assets	57,581	62,377
Total assets	$4,394,565	$4,410,551

Liabilities
Deposits – noninterest-bearing	$912,845	$907,007
Deposits – interest-bearing	1,428,338	1,364,887
Savings deposits (Note 9)	624,084	607,045
Certificates of deposit (Note 9)	598,743	616,180
Brokered deposits	103,381	104,906
Total deposits	3,667,391	3,600,025

Borrowings	184,819	264,788
Subordinated debentures	48,552	48,460
Other liabilities	23,802	31,925
Total liabilities	3,924,564	3,945,198

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 14,960,200 at March 31, 2026 and 15,000,939 at December 31, 2025	397,498	398,386
Retained earnings	112,008	102,641
Accumulated other comprehensive loss, net	(39,505)	(35,674)
Total shareholders’ equity	470,001	465,353
Total liabilities and shareholders’ equity	$4,394,565	$4,410,551

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2026	2025
Interest income
Loans, including fees	$45,642	$32,641
Securities:
Taxable	5,492	4,730
Tax exempt	1,451	1,409
Other	690	1,179
Total interest income	53,275	39,959

Interest expense
Deposits	13,745	10,716
Advances from Federal Home Loan Bank	2,182	2,052
Other	706	880
Total interest expense	16,633	13,648

Net interest income	36,642	26,311
Provision for (reversal of) credit losses on loans	-	13,163
Provision for (reversal of) credit losses on unfunded commitments	-	-
Net Provision for (reversal of) credit losses expense	-	13,163
Net interest income after provision	36,642	13,148

Noninterest income
Customer service charges	1,656	1,181
Interchange income	1,892	1,509
Insurance and investment commissions	551	295
Gains on sales of loans	408	444
Net gains (losses) on sales of securities	(203)	-
Net gains on sales and write downs of other assets	9	10
Earnings on life insurance policies	584	389
Trust income	692	506
Change in market value of equity securities	26	107
Other	200	481
Total noninterest income	5,815	4,922

Noninterest expense
Salaries and benefits	14,062	10,320
Occupancy and equipment	2,591	1,719
Data processing	2,290	1,999
Communications	555	380
Professional fees	982	697
Supplies and postage	335	244
Advertising and promotional	264	256
Intangible amortization	1,685	680
FDIC insurance	570	455
Merger related expenses	-	17,203
Other	2,442	1,712
Total noninterest expense	25,776	35,665

Income (Loss) before income tax expense (benefit)	16,681	(17,595)
Income tax expense (benefit)	2,977	(3,689)

Net income (loss)	$13,704	$(13,906)

Basic earnings (loss) per share (Note 4)	$0.91	$(1.30)
Diluted earnings (loss) per share (Note 4)	$0.91	$(1.29)
Dividends declared per share	$0.29	$0.28

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2026	2025
Net income	$13,704	$(13,906)

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(1,941)	99
Income tax benefit (expense)	408	(21)
Less: reclassification adjustment for net (gain) loss included in net income	203	-
Income tax benefit (expense)	(43)	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	(1,084)	(4,578)
Income tax benefit (expense)	228	961
Less: net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	-	-
Income tax benefit (expense)	-	-
Unrealized gain (loss) on available-for-sale securities, net of tax	(2,229)	(3,539)

Reclassification of unrealized gain (loss) upon transfer of securities from available-for-sale to held-to-maturity	-	-
Income tax benefit (expense)	-	-
Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	61	70
Income tax benefit (expense)	(13)	(15)
Unrealized loss on held to maturity securities, net of tax	48	55

Change in net unrealized gain (loss) on cash flow hedge	(1,897)	(3,948)
Income tax benefit (expense)	398	830
Less: reclassification adjustment for net (gain) loss on cash flow hedge	-	-
Income tax benefit (expense)	-	-
Less: accretion of net unrealized (gains) losses included in net income	(191)	73
Income tax benefit (expense)	40	(15)
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(1,650)	(3,060)

Other comprehensive income (loss), net of tax	(3,831)	(6,544)

Comprehensive income (loss)	$9,873	$(20,450)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended March 31,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2025	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net income (loss)			(13,906)		(13,906)
Other comprehensive income (loss)				(6,544)	(6,544)
Shares issued for directors and employee stock plans	5,515	172			172
Compensation expense for employee stock purchases		13			13
Stock-based compensation expense		177			177
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Repurchase of shares from Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Cash dividends declared ($0.28 per share)			(4,192)		(4,192)

Balance, March 31, 2025	14,977,248	$398,075	$73,316	$(44,323)	$427,068

Balance, January 1, 2026	15,000,939	$398,386	$102,641	$(35,674)	$465,353
Net income			13,704		13,704
Other comprehensive income (loss)				(3,831)	(3,831)
Shares issued for directors and employee stock plans	9,261	255			255
Compensation expense for employee stock purchases		13			13
Stock-based compensation expense		285			285
Shares repurchased	(50,000)	(1,441)			(1,441)
Cash dividends declared ($0.29 per share)			(4,337)		(4,337)

Balance, March 31, 2026	14,960,200	$397,498	$112,008	$(39,505)	$470,001

ChoiceOne Financial Services, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
(Dollars in thousands)	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$13,704	$(13,906)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for (reversal of) credit losses	-	13,163
Depreciation	881	645
Amortization	4,048	2,989
Accretion on purchased loans	(2,691)	(2,921)
Accretion of derivative termination (gain) loss	(191)	73
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	298	190
Net losses (gains) on sales of available for sale securities	203	-
Net change in market value of equity securities	(26)	(107)
Gains on sales of loans	(408)	(444)
Loans originated for sale	(19,525)	(12,127)
Proceeds from loan sales	16,958	15,725
Earnings on bank-owned life insurance	(584)	(389)
(Gains) on sales of other real estate owned	(9)	-
Deferred federal income tax (benefit)/expense	1,053	(3,689)
Net change in:
Other assets	(5,849)	42
Other liabilities	(8,039)	(8,637)
Net cash (used in) provided by operating activities	(177)	(9,393)

Cash flows from investing activities:
Sales of securities available for sale	4,235	78,856
Maturities, prepayments and calls of securities available for sale	8,229	4,477
Maturities, prepayments and calls of securities held to maturity	679	4,060
Purchases of securities available for sale	(34,520)	(371)
Purchases of equity securities	(46)	(75)
Purchases of securities held to maturity	(250)	(904)
Purchase of Federal Home Loan Bank stock	-	(7,050)
Loan originations and payments, net	41,374	5,022
Proceeds from sales of other real estate owned	248	-
Purchase of bank-owned life insurance policies	(10,923)	-
Additions to premises and equipment	(1,524)	(835)
Proceeds from derivative contracts settlements	7,062	3,636
Cash received from merger with Fentura Financial, Inc.	-	173,082
Net cash provided by (used in) investing activities	14,564	259,898

Cash flows from financing activities:
Net change in deposits	67,366	5,745
Net change in short term borrowings	(80,000)	(207,501)
Issuance of common stock	255	172
Repurchase of common stock	(1,441)	(2,059)
Cash dividends	(4,337)	(4,192)
Net provided by (used in) financing activities	(18,157)	(207,835)

Net change in cash and cash equivalents	(3,770)	42,670
Beginning cash and cash equivalents	87,988	96,751

Ending cash and cash equivalents	$84,218	$139,421

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,262	$11,573
Cash paid for income taxes	-	-
Noncash transactions:
Loans transferred to other real estate	-	157
Acquisition of assets from merger, net of cash	-	1,578,547
Acquisition of liabilities from merger	-	1,625,421
Issuance of common stock as consideration for merger	-	192,992

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

The accompanying unaudited consolidated financial statements and notes thereto reflect all adjustments ordinary in nature which are, in the opinion of management, necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Stock Transactions

A total of 5,978 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $177,000 for the three months ended March 31, 2026, under the terms of the Directors’ Stock Purchase Plan. A total of 3,283 shares for a cash price of $91,000 were issued for the three months ended March 31, 2026, under the Employee Stock Purchase Plan.

A total of 3,301 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $118,000 under the terms of the Directors’ Stock Purchase Plan in the first quarter of 2025. A total of 2,214 shares for a cash price of $67,000 were issued under the Employee Stock Purchase Plan in the first quarter of 2025.

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

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022, authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. During the first quarter of 2026, ChoiceOne repurchased 50,000 shares of stock for a net cost of $1.4 million under the repurchase plan. The repurchase plan has 300,272 shares remaining to purchase as of March 31, 2026. There was no stated expiration date. The repurchase of shares during 2026 reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders.

Allowance for Credit Losses (“ACL”)

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne identified an appropriate peer group for each loan pool which shared similar characteristics. In 2026, a new peer group was identified. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of March 31, 2026 and December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the first quarter of 2026; however, the effect was insignificant.

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

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the ACL when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At March 31, 2026 and December 31, 2025, there was no ACL related to securities AFS.

Securities Held to Maturity ("HTM") – ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $2.3 million at March 31, 2026 and $2.0 million at December 31, 2025 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At March 31, 2026 and December 31, 2025, the ACL related to HTM securities was insignificant.

Recent Accounting Pronouncements

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.7 million after tax as of March 31, 2026.

On March 1, 2025, ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million of those securities to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

March 31, 2026
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,119	$812	$(506)	$9,425

December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,073	$751	$(471)	$9,353

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains (losses) recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	March 31, 2026
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,117	$9	$(5,313)	$88,813
State and municipal	254,490	-	(34,216)	220,274
Mortgage-backed	268,774	135	(15,843)	253,066
Corporate	250	-	(29)	221
Asset-backed securities	11,294	-	(137)	11,157
Total	$628,925	$144	$(55,538)	$573,531

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,986	$-	$(150)	$2,836
State and municipal	196,105	19	(23,337)	172,787
Mortgage-backed	164,049	6	(14,388)	149,667
Corporate	21,199	56	(1,105)	20,150
Total	$384,339	$81	$(38,980)	$345,440

	December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,200	$30	$(5,195)	$89,035
State and municipal	260,228	-	(32,654)	227,574
Mortgage-backed	241,643	178	(14,767)	227,054
Corporate	250	-	(28)	222
Asset-backed securities	10,670	-	(135)	10,535
Total	$606,991	$208	$(52,779)	$554,420

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,984	$-	$(152)	$2,832
State and municipal	196,448	63	(22,116)	174,395
Mortgage-backed	164,820	14	(13,729)	151,105
Corporate	20,941	38	(1,189)	19,790
Total	$385,193	$115	$(37,186)	$348,122

Available for sale securities with unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2026
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$83,968	$5,313	$83,968	$5,313
State and municipal	5,254	396	215,020	33,820	220,274	34,216
Mortgage-backed	93,676	1,569	122,078	14,274	215,754	15,843
Corporate	-	-	221	29	221	29
Asset-backed securities	2,798	22	8,359	115	11,157	137
Total temporarily impaired	$101,728	$1,987	$429,646	$53,551	$531,374	$55,538

	December 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$84,204	$5,195	$84,204	$5,195
State and municipal	4,716	467	222,858	32,187	227,574	32,654
Mortgage-backed	66,709	644	128,063	14,123	194,772	14,767
Corporate	-	-	222	28	222	28
Asset-backed securities	1,910	10	8,625	125	10,535	135
Total temporarily impaired	$73,335	$1,121	$443,972	$51,658	$517,307	$52,779

Held to maturity securities with unrealized losses as of March 31, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	March 31, 2026
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,836	$150	$2,836	$150
State and municipal	1,660	16	167,518	23,321	169,178	23,337
Mortgage-backed	4,493	1	143,492	14,387	147,985	14,388
Corporate	1,140	10	16,338	1,095	17,478	1,105
Total temporarily impaired	$7,293	$27	$330,184	$38,953	$337,477	$38,980

	December 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,832	$152	$2,832	$152
State and municipal	45	-	169,139	22,116	169,184	22,116
Mortgage-backed	-	-	144,910	13,729	144,910	13,729
Corporate	2,043	57	16,296	1,132	18,339	1,189
Total temporarily impaired	$2,088	$57	$333,177	$37,129	$335,265	$37,186

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three months ended March 31, 2026 and March 31, 2025 on AFS securities.

The majority of unrealized losses at March 31, 2026, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On March 31, 2026, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on March 31, 2026, 48% were issued by US government sponsored entities and agencies, and rated AA, 39% are AAA rated private issue and collateralized mortgage obligations, and 13% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligations.

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

Presented below is a schedule of maturities of securities as of March 31, 2026. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2026

U.S. Treasury notes and bonds	$2,941	$85,872	$-	$-	$88,813
State and municipal	-	34,108	20,317	165,849	220,274
Corporate	-	-	221	-	221
Asset-backed securities	-	7,976	3,181	-	11,157
Total debt securities	2,941	127,956	23,719	165,849	320,465

Mortgage-backed securities	4,892	133,475	84,705	29,994	253,066
Total Available for Sale	$7,833	$261,431	$108,424	$195,843	$573,531

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at March 31,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2026

U.S. Government and federal agency	$-	$2,986	$-	$-	$2,986
State and municipal	2,169	53,586	87,631	52,719	196,105
Corporate	-	548	20,651	-	21,199
Total debt securities	2,169	57,120	108,282	52,719	220,290

Mortgage-backed securities	1,761	117,081	45,207	-	164,049
Total Held to Maturity	$3,930	$174,201	$153,489	$52,719	$384,339

Following is information regarding sales of securities available for sale for the three months ended March 31, 2026 and 2025. The cost of securities sold is determined using the specific identification method.

	Three Months Ended
(Dollars in thousands)	March 31,
	2026	2025
Proceeds from sales of securities	$4,235	$78,856
Gross realized gains	-	-
Gross realized losses	(203)	-

Following is information regarding unrealized gains and losses on equity securities for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
(Dollars in thousands)
Net gains and (losses) recognized during the period	$26	$107
Less: Net gains and (losses) recognized during the period on securities sold	-	-

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$26	$107

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$47,840	1.6%	$56,218	1.9%	(14.9)%
Commercial and Industrial	369,425	12.4%	352,556	11.7%	4.8%
Commercial Real Estate	1,745,410	58.5%	1,780,396	58.9%	(2.0)%
Consumer	23,180	0.8%	26,701	0.9%	(13.2)%
Construction Real Estate	20,897	0.7%	19,139	0.6%	9.2%
Residential Real Estate	725,358	24.3%	728,037	24.1%	(0.4)%
Mortgage Warehouse Advances	51,187	1.7%	58,987	2.0%	(13.2)%
Gross Loans	$2,983,297		$3,022,034

Allowance for credit losses	35,496	1.19%	35,550	1.18%

Net loans	$2,947,801		$2,986,484

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Mortgage
(Dollars in thousands)		And		Commercial	Construction	Residential	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Advances	Total
Allowance for Credit Losses Three Months Ended March 31, 2026
Beginning balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Charge-offs	-	-	(204)	-	-	(26)	-	(230)
Recoveries	-	20	147	-	-	9	-	176
Provision	(48)	2,108	(73)	(2,665)	(33)	722	(11)	-
Ending balance	$171	$8,925	$563	$15,751	$47	$9,962	$77	$35,496
Loans
March 31, 2026
Ending loan balance	$47,840	$369,425	$23,180	$1,745,410	$20,897	$725,358	$51,187	$2,983,297

The outstanding balance and related ACL on PCD loans as of March 1, 2025 (the acquisition date) and March 31, 2026 is as follows (in thousands):

	As of March 31, 2026		As of March 1, 2025
	Loan Balance	ACL Balance	Loan Balance	ACL Balance
(dollars in thousands)
Agricultural	$441	$8	$611	$2
Commercial and Industrial	11,734	2,939	13,572	2,960
Commercial Real Estate	56,418	2,606	79,444	1,791
Consumer	6	-	32	0
Residential Real Estate	17,127	243	19,252	171
Total	$85,726	$5,796	$112,911	$4,924

		Commercial					Mortgage
(Dollars in thousands)		and		Commercial	Construction	Residential	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Advances	Total
Allowance for Credit Losses
December 31, 2025
Beginning Balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963		1,791		168		4,924
Charge-offs		(245)	(720)	(416)		(76)		(1,457)
Recoveries		9	380			29		418
Provision	127	1,810	300	7,581	21	5,246	28	15,113
Ending balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Loans
December 31, 2025
Ending loan balance	$56,218	$352,556	$26,701	$1,780,396	$19,139	$728,037	$58,987	$3,022,034

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Mortgage
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Warehouse Advances	Total
Allowance for Credit Losses Three Months Ended March 31, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963		1,791		168		4,924
Charge-offs	-	-	(133)	-	-	(22)	-	(155)
Recoveries	-	2	60	-	-	21	-	83
Provision	128	278	43	9,476	31	3,263	(56)	13,163
Ending balance	$220	$5,503	$703	$20,727	$90	$7,320	$4	$34,567
Loans
March 31, 2025
Ending loan balance	$48,165	$345,138	$30,932	$1,757,598	$18,067	$722,662	$2,393	$2,924,955

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

The following tables reflect the amortized cost basis of loans as of March 31, 2026 based on year of origination (dollars in thousands). The current year-to-date gross write offs reflect three months ended March 31, 2026 gross write offs:

Commercial:	2026	2025	2024	2023	2022	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$1,505	$4,383	$3,941	$1,456	$3,527	$20,878	$35,690	$11,417	$47,107
Special mention	-	-	-	-	-	148	148	-	148
Substandard	-	-	-	266	-	220	486	99	585
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$1,505	$4,383	$3,941	$1,722	$3,527	$21,246	$36,324	$11,516	$47,840
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$9,578	$53,196	$35,566	$15,418	$31,067	$28,103	$172,928	$182,396	$355,324
Special mention	-	-	-	-	39	237	276	188	464
Substandard	-	-	186	7,982	254	3,020	11,442	2,195	13,637
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,578	$53,196	$35,752	$23,400	$31,360	$31,360	$184,646	$184,779	$369,425
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial Real Estate
Pass	$31,944	$232,949	$180,979	$125,006	$319,508	$595,452	$1,485,838	$231,785	$1,717,623
Special mention	-	-	-	-	13,368	1,573	14,941	-	14,941
Substandard	-	-	109	1,599	7,864	3,149	12,721	125	12,846
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$31,944	$232,949	$181,088	$126,605	$340,740	$600,174	$1,513,500	$231,910	$1,745,410
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$43,027	$290,528	$220,781	$151,727	$375,627	$652,780	$1,734,470	$428,205	$2,162,675

Retail:	2026	2025	2024	2023	2022	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$1,690	$5,455	$3,276	$4,071	$3,773	$4,301	$22,566	$525	$23,091
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	1	1	15	-	43	60	29	89
Total	$1,690	$5,456	$3,277	$4,086	$3,773	$4,344	$22,626	$554	$23,180
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$2	$1	$3	$-	$3

Construction real estate
Performing	$280	$592	$-	$-	$-	$485	$1,357	$19,540	$20,897
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$280	$592	$-	$-	$-	$485	$1,357	$19,540	$20,897
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$17,227	$70,081	$49,155	$53,079	$155,712	$257,603	$602,857	$112,385	$715,242
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	92	1,364	1,256	3,042	3,923	9,677	439	10,116
Total	$17,227	$70,173	$50,519	$54,335	$158,754	$261,526	$612,534	$112,824	$725,358
Current year-to-date gross write-offs (1)	$-	$-	$-	$26	$-	$-	$26	$-	$26

Mortgage warehouse advances
Performing	$51,187	$-	$-	$-	$-	$-	$51,187	$-	$51,187
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$51,187	$-	$-	$-	$-	$-	$51,187	$-	$51,187
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$70,384	$76,221	$53,796	$58,421	$162,527	$266,355	$687,704	$132,918	$820,622

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first three months of 2026 were $200,000 or an annualized $800,000 compared to $561,000 during the full year 2025.

The following tables reflect the amortized cost basis of loans as of December 31, 2025 based on year of origination (dollars in thousands). The current year-to-date gross write offs reflect three months ended March 31, 2025 gross write offs:

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

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs were $106,000 for the first three months of 2025 and $561,000 during the full year 2025.

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the full year 2025. There were no loans modified to borrowers experiencing financial difficulty during the first three months of 2026.

For the period ended:	December 31, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$128	0%
Total	$128

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the full year 2025. There were no loans modified to borrowers experiencing financial difficulty during the first three months of 2026.

For the period ended:	December 31, 2025
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	March 31, 2026
(Dollars in thousands)	Term extension

Residential real estate	$127
Total	$127

For the period ended:	December 31, 2025
(Dollars in thousands)	Term extension

Residential real estate	$128
Total	$128

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	March 31, 2026
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$127	$-	$127
Total	$-	$127	$-	$127

For the period ended:	December 31, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$128	$-	$128
Total	$-	$128	$-	$128

Nonaccrual loans by loan category were as follows and the interest income recognized during the period on those nonaccrual loans:

As of March 31, 2026
(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized year to date on nonaccrual loans
Agricultural	$266	$144	$7
Commercial and industrial	-	9,274	-
Consumer	-	89	-
Commercial real estate	-	8,003	-
Residential real estate	2,616	7,500	4
Total nonaccrual loans	$2,882	$25,010	$11

As of December 31, 2025
(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized year to date on nonaccrual loans
Commercial and industrial	$966	$7,037	$2
Consumer	-	101	6
Commercial real estate	-	8,020	-
Residential real estate	2,267	8,667	125
Total nonaccrual loans	$3,233	$23,825	$133

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
March 31, 2026
Agricultural	$-	$365	$45	$410	$47,430	$47,840	$-
Commercial and industrial	157	1,910	6,211	8,278	361,147	369,425	-
Consumer	394	50	38	482	22,698	23,180	-
Commercial real estate	7,665	353	8,003	16,021	1,729,389	1,745,410	-
Construction real estate	2,249	-	-	2,249	18,648	20,897	-
Residential real estate	19,930	2,694	2,929	25,553	699,805	725,358	-
Mortgage warehouse advances	-	-	-	-	51,187	51,187	-
	$30,395	$5,372	$17,226	$52,993	$2,930,304	$2,983,297	$-

(1) Includes nonaccrual loans.

Management evaluated loans past due 30 to 59 days as of March 31, 2026, and observed that a significant portion of these loans were exactly 30 days past due at the end of the first quarter of 2026. Subsequent to March 31, 2026, $12.2 million of these loans remitted payments and returned to current status by April 20, 2026.

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

(1) Includes nonaccrual loans.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans. All collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial and consumer, which were secured by accounts receivable, inventory, vehicles or equipment.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	ACL Allocation	Loan Balance	ACL Allocation
Agricultural	$733	$19	$3	$-
Commercial and Industrial	3,779	1,349	1,500	8
Commercial Real Estate	9,081	1,752	7,715	1,714
Consumer	146	6	115	5
Residential Real Estate	14,674	487	11,195	361
Total	$28,413	$3,613	$20,528	$2,088

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended
(Dollars in thousands, except share data)	March 31,
	2026	2025
Basic
Net (loss) income	$13,704	$(13,906)

Weighted average common shares outstanding	14,990,017	10,676,068

Basic (loss) earnings per common shares	$0.91	$(1.30)

Diluted
Net (loss) income	$13,704	$(13,906)

Weighted average common shares outstanding	14,990,017	10,676,068
Plus dilutive stock options and restricted stock units	51,893	64,016

Weighted average common shares outstanding and potentially dilutive shares	15,041,910	10,740,084

Diluted (loss) earnings per common share	$0.91	$(1.29)

There were no stock options that were considered anti-dilutive to earnings per share for the three months ended March 31, 2026 or the three months ended March 31, 2025.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Assets
Cash and cash equivalents	$84,218	$84,218	$84,218	$-	$-
Equity securities at fair value	9,425	9,425	5,702	-	3,723
Securities available for sale	573,531	573,531	88,813	484,718	-
Securities held to maturity	384,339	345,440	-	329,771	15,669
Federal Home Loan Bank and Federal
Reserve Bank stock	31,116	31,116	-	31,116	-
Loans held for sale	9,976	10,275	-	10,275	-
Loans, net	2,947,801	2,892,700	-	-	2,892,700
Accrued interest receivable	16,538	16,538	-	16,538	-
Interest rate lock commitments	181	181	-	181	-
Interest rate derivative contracts	409	409	-	409	-
Interest rate swaps	1,119	1,119	-	1,119	-

Liabilities
Noninterest-bearing deposits	912,845	912,845	912,845	-	-
Total interest-bearing deposits	2,651,165	2,649,990	-	2,649,990	-
Brokered deposits	103,381	103,427	-	103,427	-
Borrowings	184,819	184,941	-	184,941	-
Subordinated debentures	48,552	45,038	-	45,038	-
Accrued interest payable	1,846	1,846	-	1,846	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	1,127	1,127	-	1,127	-

December 31, 2025
Assets
Cash and cash equivalents	$87,988	$87,988	$87,988	$-	$-
Equity securities at fair value	9,353	9,353	5,723	-	3,630
Securities available for sale	554,420	554,420	89,035	465,385	-
Securities held to maturity	385,193	348,122	-	332,243	15,879
Federal Home Loan Bank and Federal Reserve Bank stock	31,116	31,116	-	31,116	-
Loans held for sale	7,185	7,401	-	7,401	-
Loans, net	2,986,484	2,941,021	-	-	2,941,021
Accrued interest receivable	14,537	14,537	-	14,537	-
Interest rate lock commitments	202	202	-	202	-
Interest rate derivative contracts	8,446	8,446	-	8,446	-
Interest rate swaps	1,815	1,815	-	1,815	-

Liabilities
Noninterest-bearing deposits	907,007	907,007	907,007	-	-
Total interest-bearing deposits	2,588,111	2,587,407	-	2,587,407	-
Brokered deposits	104,906	105,040	-	105,040	-
Borrowings	264,788	265,179	-	265,179	-
Subordinated debentures	48,460	46,886	-	46,886	-
Accrued interest payable	2,475	2,475	-	2,475	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	1,826	1,826	-	1,826	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - March 31, 2026
Equity securities	$5,702	$-	$3,723	$9,425

Investment Securities, Available for Sale - March 31, 2026
U.S. Treasury notes and bonds	$88,813	$-	$-	$88,813
State and municipal	-	220,274	-	220,274
Mortgage-backed	-	253,066	-	253,066
Corporate	-	221	-	221
Asset-backed securities	-	11,157	-	11,157
Total	$88,813	$484,718	$-	$573,531

Derivative Instruments - March 31, 2026
Interest rate derivative contracts - assets	$-	$409	$-	$409
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - March 31, 2026
Interest rate swaps - assets	$-	$1,119	$-	$1,119
Interest rate swaps - liabilities	$-	$1,127	$-	$1,127

Equity Securities Held at Fair Value - December 31, 2025
Equity securities	$5,723	$-	$3,630	$9,353

Investment Securities, Available for Sale - December 31, 2025
U. S. Treasury notes and bonds	$89,035	$-	$-	$89,035
State and municipal	-	227,574	-	227,574
Mortgage-backed	-	227,054	-	227,054
Corporate	-	222	-	222
Asset-backed securities	-	10,535	-	10,535
Total	$89,035	$465,385	$-	$554,420

Derivative Instruments - December 31, 2025
Interest rate derivative contracts - assets	$-	$8,446	$-	$8,446
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - December 31, 2025
Interest rate swaps - assets	$-	$1,815	$-	$1,815
Interest rate swaps - liabilities	$-	$1,826	$-	$1,826

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Three Months Ended
(Dollars in thousands)	March 31,
	2026	2025
Equity Securities Held at Fair Value
Balance, January 1	$3,630	$2,944
Total realized and unrealized (losses) gains included in noninterest income	47	58
Net purchases, sales, calls, and maturities	46	755
Net transfers into Level 3	-	-
Balance, March 31,	$3,723	$3,757

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at March 31,	$10	$9

Of the Level 3 assets that were held by the Company at March 31, 2026, the net unrealized gain as of March 31, 2026 was $771,000, compared to $375,000 as of March 31, 2025. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $46,000 and $755,000 of Level 3 securities were purchased during the three months ended 2026 and 2025, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
March 31, 2026	$24,800	$-	$-	$24,800
December 31, 2025	$16,936	$-	$-	$16,936

Other Real Estate
March 31, 2026	$2,285	$-	$-	$2,285
December 31, 2025	$2,524	$-	$-	$2,524

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

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended
	March 31,
(Dollars in thousands)	2026	2025
Customer service charges	$1,656	$1,181
Interchange income	1,892	1,509
Insurance and investment commission income	551	295
Trust fee income	692	506
Other charges and fees for customer services	191	162
Noninterest income from contracts with customers within the scope of ASC 606	4,982	3,653
Noninterest income within the scope of other GAAP topics	833	1,269
Total noninterest income	$5,815	$4,922

NOTE 8 – DERIVATIVE AND HEDGING ACTIVITIES

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

Active Interest Rate Swaps

In the third quarter of 2025, ChoiceOne entered into $30.4 million in amortizing pay fix swaps to hedge interest rate risk on approximately $40.6 million of newly purchased agency mortgage backed securities. The swap is designated as a fair value hedge and will amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. A fair value basis adjustment associated with available-for-sale agency mortgage backed securities initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the agency mortgage backed securities related to the hedged risk (the benchmark interest rate component) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid monthly, with the first starting in October 2025, and will be included in interest income. Settlements on this swap increased interest income by $6,000 during the three months ended March 31, 2026 and zero during the three months ended March 31, 2025.

Terminated Interest Rate Swaps

In 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. On February 6, 2025, ChoiceOne sold $50 million of the Pay Fixed Swap Agreement. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. On February 26, 2026, ChoiceOne sold the remaining $150 million of the Pay Fixed Swap Agreement, which resulted in a gain of approximately $4.6 million, which will be recognized through interest expense over the 6 years remaining on the life of the swap. Interest expense was reduced by net settlements and accretion from the gain on the sales of the Pay Fixed Swap Agreement which totaled $411,000 and $750,000 for the three months ended March 31, 2026 and March 31, 2025, respectively.

In 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. In January 2026, ChoiceOne sold these swaps, realizing a gain of $2.5 million, that will be applied to the basis of the hedged bonds. Settlements on these four pay-fixed/receive-floating interest rate swaps amounted to $37,000 and $550,000 for the three months ended March 31, 2026 and March 31, 2025, respectively, with no future settlements.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$409	Other Assets	$8,446
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended March 31, 2026		Three months ended March 31, 2025
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$43	$411	$550	$750

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(128)	$-	$4,578	$-
Derivatives designated as hedging instruments	$128	$-	$(4,534)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$191	$-	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$73	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

March 31, 2026
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$38,886	$(415)

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

The table below presents the notional and fair value of these derivative instruments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$93,704	Other Assets	$1,119
Derivative liabilities
Interest rate swaps	$93,704	Other Liabilities	$1,127

	December 31, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$101,508	Other Assets	$1,815
Derivative liabilities
Interest rate swaps	$101,508	Other Liabilities	$1,826

The fair value of interest rate swaps in a net liability position, which includes accrued interest was $1.1 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset; however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent banks was $930,000 and $1.7 million at March 31, 2026 and December 31, 2025, respectively. Cash pledged as collateral to the correspondent bank was $530,000 and $2.5 million at March 31, 2026 and December 31, 2025, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $93.7 million as of March 31, 2026 and $101.5 million at December 31, 2025. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

The following represents the contractual maturities of Federal Home Loan Bank Advances:

(Dollars in thousands)	March 31, 2026	December 31, 2025

Maturity of January 2026 with fixed interest rate of 4.35%	$-	$10,000
Maturity of March 2026 with Variable-fed fund Callable rate of 3.79%	-	180,000
Maturity of March 2026 with Variable-fed fund Callable rate of 3.79%	-	35,000
Maturity of May 2026 with Variable-fed fund Callable rate of 3.79%	80,000	-
Maturity of June 2026 with Variable-fed fund Callable rate of 3.79%	25,000	-
Maturity of June 2026 with Variable-fed fund Callable rate of 3.79%	40,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000	10,000
Maturity of December 2027 with fixed interest rate of 3.76%	20,000	20,000
Total contractual advances outstanding at period end	$185,000	$265,000

As of March 31, 2026, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $348.4 million and loans pledged with a carrying value of approximately $774.6 million. At December 31, 2025, ChoiceOne had securities pledged with a carrying value of approximately $351.8 million and loans pledged with a carrying value of approximately $773.7 million. Based on this collateral, the Bank was eligible to borrow an additional $930.1 million at quarter end March 31, 2026.

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $614.7 million and no securities at March 31, 2026 and by residential real estate loans with a carrying value of approximately $610.9 million and no securities at December 31, 2025. Based on this collateral, the Bank was eligible to borrow an additional $228.5 million at March 31, 2026, compared to an additional $145.7 million at year-end 2025.

In June 2021, ChoiceOne obtained a $20 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and a rate of 6.75% at March 31, 2026 and December 31, 2025. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds. ChoiceOne was in compliance with all covenants as of March 31, 2026 and December 31, 2025. The line of credit had no outstanding balance at March 31, 2026 and December 31, 2025, respectively.

In February 2026, ChoiceOne obtained a $25 million FHLB overdraft line of credit with an annual renewal. Interest on overdrafts will be calculated using the FHLB variable advance rate and is accrued for outstanding advances on a daily basis, paid monthly. The overdraft line of credit had no outstanding balance at March 31, 2026.

Note 10 – Subordinated Debentures

ChoiceOne acquired trust preferred securities in the acquisition of Community Shores. The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month Secured Overnight Financing Rate and the rate was 6.0% at March 31, 2026 and December 31, 2025. The stated maturity is December 30, 2034. Total trust preferred securities at March 31, 2026 were $3.6 million consisting of $4.5 million in trust preferred securities less $882,000 in merger fair value adjustments. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

ChoiceOne acquired trust preferred securities in the merger with Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month SOFR and the rate was 6.9% at March 31, 2026 and 7.0% at December 31, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at March 31, 2026 were $10.9 million consisting of $12.0 million in trust preferred securities less $1.2 million in merger fair value adjustments, which is being amortized over the next 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I, and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month SOFR and the rate was 5.5% at March 31, 2026 and 5.7% at December 31, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at March 31, 2026 were $1.6 million consisting of $2.0 million in trust preferred securities less $403,000 in merger fair value adjustments, which is being amortized over the next 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust II, and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

Note 11 – Segment Reporting

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

Major Customers: The Company does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Total Revenues	$59,091	$44,881
Net (loss) Income	$13,704	$(13,906)
Total Assets	$4,394,565	$4,305,391

NOTE 12 – BUSINESS COMBINATION

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is designed to provide a review of the consolidated financial condition and results of operations of ChoiceOne Financial Services, Inc. (“ChoiceOne” or the "Company") and its wholly-owned subsidiaries. This discussion should be read in conjunction with the interim consolidated financial statements and related notes.

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

Risk factors include, but are not limited to, the risk factors discussed in Item 1A of ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2025. These are representative of the risk factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

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

RESULTS OF OPERATIONS

ChoiceOne reported net income of $13,704,000 for the three months ended March 31, 2026, compared to net income of $13,867,000 and net loss of $13,906,000 for the three months ended December 31, 2025 and March 31, 2025, respectively. Net income excluding Merger expenses, net of taxes, and Merger related provision for credit losses, net of taxes, was $9,310,000 for the three months ended March 31, 2025. Diluted earnings per share were $0.91 for the three months ended March 31, 2026, compared to diluted earnings per share of $0.92 and diluted loss per share of $1.29 for the three months ended December 31, 2025 and March 31, 2025, respectively. Diluted earnings per share excluding Merger expenses, net of taxes, and Merger related provision for credit losses, net of taxes, was $0.86 for the three months ended March 31, 2025.

A reconciliation for non-GAAP adjusted net income and adjusted earnings per share to GAAP net income and earnings (loss) per share follows:

	Three Months Ended
	March 31,
	2026	2025
(In Thousands, Except Per Share Data)
Net (loss) income	$13,704	$(13,906)

Merger related expenses, net of tax	-	13,753
Merger related provision for credit losses, net of tax (1)	-	9,463
Adjusted net income (Non-GAAP)	$13,704	$9,310

Weighted average number of shares	14,990,017	10,676,068
Diluted average shares outstanding	15,041,910	10,740,084
Basic earnings (loss) per share	$0.91	$(1.30)
Diluted earnings (loss) per share	$0.91	$(1.29)
Adjusted basic earnings per share (Non-GAAP)	$0.91	$0.87
Adjusted diluted earnings per share (Non-GAAP)	$0.91	$0.86

(1) Merger related provision for credit losses represents the estimated credit loss on loans purchased without credit deterioration in the Merger on March 1, 2025.

As of March 31, 2026, total assets were $4.4 billion, an increase of $89.2 million compared to March 31, 2025. The growth in total assets is primarily attributed to growth in securities and warehouse mortgage advances. This was partially offset by a reduction in the cash balance of $55.2 million during the twelve months ended March 31, 2026. Interest rates and balances on warehouse mortgage advances fluctuate with the national mortgage market and are short term in nature.

Core loans, which exclude held for sale loans and mortgage warehouse advances, declined by $30.9 million or an annualized 4.2% during the first quarter of 2026 and grew by $9.5 million or 0.3% during the twelve months ended March 31, 2026. Loan interest income increased $13.0 million in the first quarter of 2026 compared to the same period in 2025 and decreased $975,000 compared to the fourth quarter of 2025. The decrease from the fourth quarter of 2025 is partially due to a decline in interest income due to accretion from purchased loans during the first quarter of 2026 compared to the fourth quarter of 2025. Interest income for the three months ended March 31, 2026 includes $2.7 million of interest income due to accretion from purchased loans compared to $3.1 million for the three months ended December 31, 2025. Interest income due to accretion from purchased loans increased GAAP net interest margin by 26 and 29 basis points in the first quarter of 2026 and fourth quarter of 2025, respectively. Of the amount recognized in the first quarter of 2026, $2.1 million was calculated using the effective interest rate method of amortization, while the remaining $597,000 resulted from accretion through unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated interest income due to accretion from purchased loans for the remainder of 2026 using the effective interest method of amortization is $5.8 million; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $50.4 million remains to be recognized as interest income due to accretion from purchased loans over the life of the purchased loans portfolio.

Deposits, excluding brokered deposits, increased by $68.9 million as of March 31, 2026, compared to December 31, 2025. This increase is a combination of organic deposit growth and some seasonality in municipal deposits. Deposits, excluding brokered deposits, declined by $20.4 million as of March 31, 2026, compared to March 31, 2025. This decrease is primarily related to runoff of higher cost municipal CDs acquired in the Merger, partially offset by organic growth in other categories. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and short term FHLB advances to ensure ample liquidity. As of March 31, 2026, the total balance of borrowed funds from the FHLB was $185.0 million at a weighted average rate of 3.81%, with $165.0 million due within 12 months. At March 31, 2026, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.1 billion or 30.7% of deposits at March 31, 2026.

In the three months ended March 31, 2026, ChoiceOne’s annualized cost of deposits to average total deposits declined 3 basis points compared to the three months ended December 31, 2025 and declined 5 basis points compared to the three months ended March 31, 2025. The annualized cost of funds decreased by 13 basis points, from 1.86% to 1.73% in the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to a decrease in higher cost local and brokered CDs. Interest expense on borrowings for the three months ended March 31, 2026 decreased by $9,000 compared to the same period in the prior year, despite a $32.2 million increase in the average balance borrowed, due to a reduction in rates. In the three months ended March 31, 2026, compared to the three months ended December 31, 2025, annualized cost of funds decreased 6 basis points from 1.79% to 1.73% due to the reductions in the federal funds rate during the fourth quarter of 2025. With ChoiceOne’s already low cost of deposits and market conditions, additional reductions in the federal funds rate may not immediately result in a further reduction in cost of deposits.

ChoiceOne uses interest rate swaps to manage interest rate exposure to certain fixed rate assets and variable rate liabilities. During the first quarter of 2026, ChoiceOne exited $351.0 million of pay‑fixed interest rate swaps with an average coupon of approximately 3.12%. This resulted in a small gain that was applied to the basis of the hedged bonds and a $4.6 million realized gain that will be amortized into interest expense over approximately six years. After evaluating multiple rate scenarios, we determined that our interest rate risk profile and overall balance sheet flexibility are improved without the pay‑fixed interest rate swaps, and we believe this action better aligns our interest rate posture with long‑term value creation for shareholders. Following this exit, the asset sensitivity of the bank is reduced and balance sheet derivatives are no longer a significant percentage of assets. ChoiceOne has approximately $29.0 million of pay-fixed interest rate swaps with a weighted average coupon of 3.52%. These swaps were entered into in the third quarter of 2025 to hedge interest rate risk on newly purchased agency mortgage backed securities.

There was no provision for credit losses on loans during the first quarter of 2026, due to a decline in loan balances and only $53,000 in net charge offs. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.19% on March 31, 2026 compared to 1.18% on December 31, 2025. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.01% for the first quarter of 2026. Nonperforming loans to total loans (excluding loans held for sale) increased to 1.01% as of March 31, 2026 compared to 0.98% as of December 31, 2025. Notably, 0.61% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to certain purchased loans which were identified prior to the Merger as having credit deterioration.

The annualized return on average assets and annualized return on average shareholders’ equity were 1.24% and 11.65%, respectively, for the first quarter of 2026, compared to an annualized loss on average assets and an annualized loss on average shareholders' equity of (1.68)% and (18.39)%, respectively, for the same period in 2025.

Dividends

Cash dividends of $4.3 million or $0.29 per share were declared in the first quarter of 2026, compared to $4.2 million or $0.28 per share in the first quarter of 2025. The cash dividend payout percentage was 31.6% for the three months ended March 31, 2026.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three months ended March 31, 2026 and 2025. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended March 31,			Three Months Ended December 31,			Three Months Ended March 31,
	2026			2025			2025
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,979,652	$45,661	6.21%	$2,961,133	$46,635	6.25%	$2,019,643	$32,666	6.56%
Taxable securities (2)	755,718	5,492	2.95	750,256	5,663	2.99	689,891	4,730	2.78
Nontaxable securities (1)	281,295	1,837	2.65	285,782	1,776	2.47	288,878	1,783	2.50
Other	74,803	690	3.74	69,056	694	3.99	115,091	1,179	4.15
Interest-earning assets	4,091,468	53,680	5.32	4,066,227	54,768	5.34	3,113,503	40,358	5.26
Noninterest-earning assets	313,152			309,300			206,088
Total assets	$4,404,620			$4,375,527			$3,319,591

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,404,153	$6,282	1.81%	$1,343,600	$6,352	1.88%	$1,111,903	$4,420	1.61%
Savings deposits	613,837	1,379	0.91	596,010	1,252	0.83	431,192	883	0.83
Certificates of deposit	598,616	5,099	3.45	613,387	5,502	3.56	487,448	4,950	4.12
Brokered deposit	100,175	985	3.99	100,133	1,021	4.05	45,553	463	4.12
Borrowings	226,192	2,182	3.91	255,978	2,663	4.13	193,961	2,191	4.58
Subordinated debentures	48,503	661	5.53	48,411	681	5.58	40,182	518	5.23
Other	4,871	45	3.75	6,311	65	4.09	20,553	223	4.41
Interest-bearing liabilities	2,996,347	16,633	2.25	2,963,830	17,536	2.35	2,330,792	13,648	2.37
Demand deposits	907,453			925,414			651,424
Other noninterest-bearing liabilities	30,425			26,860			34,838
Total liabilities	3,934,225			3,916,104			3,017,054
Shareholders' equity	470,395			459,423			302,537
Total liabilities and shareholders' equity	$4,404,620			$4,375,527			$3,319,591

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,047			$37,232			$26,710

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.67%			3.63%			3.48%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,047			$37,232			$26,710
Adjustment for taxable equivalent interest		(405)			(392)			(399)
Net interest income (GAAP)		$36,642			$36,840			$26,311
Net interest margin (GAAP)			3.63%			3.59%			3.43%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $27.5 million, $22.2 million, and $10.2 million in the first quarter of 2026, the fourth quarter of 2025 and the first quarter of 2025, respectively.
(5)
Interest on loans included net origination fees and interest income due to accretion from purchased loans. Interest income due to accretion from purchased loans was $2.7 million, $3.1 million and $2.9 million in the first quarter of 2026, the fourth quarter of 2025 and the first quarter of 2025, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended March 31,
(Dollars in thousands)	2026 Over 2025
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$12,995	$24,253	$(11,258)
Taxable securities	762	467	295
Nontaxable securities (2)	54	(246)	300
Other	(489)	(382)	(107)
Net change in interest income	13,322	24,092	(10,770)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	1,862	1,256	606
Savings deposits	496	403	93
Certificates of deposit	149	3,885	(3,736)
Brokered deposit	522	625	(103)
Borrowings	(9)	1,376	(1,385)
Subordinated debentures	143	112	31
Other	(178)	(149)	(29)
Net change in interest expense	2,985	7,508	(4,523)
Net change in tax-equivalent net interest income	$10,337	$16,584	$(6,247)

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

Net Interest Income

GAAP based net interest income declined $198,000 in the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and increased $10.3 million in the three ended March 31, 2026 compared to the three months ended March 31, 2025. GAAP based net interest margin increased four and 20 basis points in the three months ended March 31 2026, compared to the three months ended December 31, 2025 and March 31, 2025, respectively.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three months ended March 31, 2025, December 31, 2025 and March 31, 2025.

	Three months ended,
	March 31, 2026	December 31, 2025	March 31, 2025
Cost of deposits	1.54%	1.57%	1.59%
Cost of funds	1.73%	1.79%	1.86%

Loan interest income increased $13.0 million in the first quarter of 2026 compared to the same period in 2025 and decreased $975,000 compared to the fourth quarter of 2025. The decrease from the fourth quarter of 2025 is partially due to a decline in interest income due to accretion from purchased loans during the first quarter of 2026 compared to the fourth quarter of 2025. Interest income for the three months ended March 31, 2026 includes $2.7 million of interest income due to accretion from purchased loans compared to $3.1 million for the three months ended December 31, 2025. Interest income due to accretion from purchased loans increased GAAP net interest margin by 26 and 29 basis points in the first quarter of 2026 and fourth quarter of 2025, respectively. Of the amount recognized in the first quarter of 2026, $2.1 million was calculated using the effective interest rate method of amortization, while the remaining $597,000 resulted from accretion through unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated interest income due to accretion from purchased loans for the remainder of 2026 using the effective interest method of amortization is $5.8 million; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $50.4 million remains to be recognized as interest income due to accretion from purchased loans over the life of the purchased loans portfolio.

The average balance of total securities increased $975,000 and $58.2 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and March 31, 2025, respectively. The increase during the first quarter of 2026 compared to the first quarter of 2025 is due in part to $40.6 million of newly purchased agency mortgage backed securities. These securities were purchased in congruence to $30.4 million of amortizing pay fix swaps designed to amortize with the expected cash flow of the bonds and hold a coupon of 3.52%. The average rate earned on securities decreased four basis points and increased 17 basis points for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and March 31, 2025, respectively. Interest income and rate on securities were impacted by a decline in cash settlements from fixed rate interest rate swaps sold between December of 2025 and February of 2026, which were hedged against securities.

Total interest expense decreased $903,000 and increased $3.0 million for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and March 31, 2025, respectively. The decrease from the fourth quarter of 2025 compared to the first quarter of 2026 was driven by a decline in the average balance and rate paid on borrowings and CDs. This increase in the first quarter of 2026 compared to the first quarter of 2025 was driven by a $665.6 million dollar increase in the average balance of interest bearing liabilities from the Merger which occurred on March 1, 2025. This was offset by a decline in the rate paid on CDs and borrowings since the first quarter of 2025.

In the three months ended March 31, 2026, ChoiceOne’s annualized cost of deposits to average total deposits declined 3 basis points compared to the three months ended December 31, 2025 and declined 5 basis points compared to the three months ended March 31, 2025. The annualized cost of funds decreased by 13 basis points, from 1.86% to 1.73% in the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to a decrease in higher cost local and brokered CDs. Interest expense on borrowings for the three months ended March 31, 2026 decreased by $9,000 compared to the same period in the prior year, despite a $32.2 million increase in the average balance borrowed, due to a reduction in rates. In the three months ended March 31, 2026, compared to the three months ended December 31, 2025, annualized cost of funds decreased 6 basis points from 1.79% to 1.73% due to the reductions in federal funds rate during the fourth quarter of 2025. With ChoiceOne’s already low cost of deposits and market conditions, additional reductions in the federal funds rate may not immediately result in a further reduction in cost of deposits.

Interest expense on borrowings for the three months ended March 31, 2026 increased by $130,000 compared to the same period in the prior year due to the Merger that took place on March 1, 2025.

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

The determination of our loss factors is based, in part, upon benchmark peer loss history adjusted for qualitative factors that, in management's judgment, affect the collectability of the portfolio as of the analysis date. Our lookback period for benchmark peer net charge-off history excludes the years 2020 and 2021 due to the COVID-19 pandemic and spans from January 1, 2004, to December 31, 2019, and January 1, 2022, to December 31, 2025.

The provision for credit losses on loans was $0 for the three months of 2026 compared to $13.2 million in the same period in 2025. The provision for credit losses in the first three months of 2025 was due primarily to $12.0 million of expense in the first quarter for the acquisition of $1.3 billion of loans purchased without credit deterioration in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The allowance for credit losses also increased by $4.9 million in the first quarter of 2025 as the credit mark on loans purchased with credit deterioration (“PCD loans”) migrated into the reserve in accordance with CECL guidelines.

Nonperforming assets, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $595,000 to $30.2 million at March 31, 2026, compared to the balance on December 31, 2025. All non-accrual loans from the Merger are classified as PCD loans. The ACL was 1.19% of total loans, excluding loans held for sale, at March 31, 2026, compared to 1.18% as of December 31, 2025. The liability for expected credit losses on unfunded loans and other commitments was $1.3 million for both March 31, 2026 and December 31, 2025.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2026 and 2025 were as follows:

(Dollars in thousands)	2026		2025
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$-	$20	$-	$2
Consumer	204	147	132	60
Residential real estate	26	9	22	21
	$230	$176	$154	$83

Net charge-offs were $53,000 during the first three months of 2026, compared to net charge-offs of $71,000 during the same period in 2025. Net charge-offs for checking accounts during the first three months of 2026 were $55,000 compared to $51,000 for the same period in the prior year. Annualized net loan charge-offs as a percentage of average loans were 0.01% for both the three months ended March 31, 2026 and the three months ended March 31, 2025. Nonperforming loans to total loans (excluding loans held for sale) were 1.01% as of March 31, 2026. Notably, 0.61% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to PCD loans acquired through the Merger which have a corresponding PCD credit reserve.

Noninterest Income

Noninterest income increased by $893,000 in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This increase was partly driven by higher customer service charges and interchange income, which rose due to increased volume from the Merger. Insurance and investment commissions income also increased as a result of higher estate settlement fees and customers obtained from the Merger. These increases were partially offset by the loss on sales of securities in the first quarter of 2026.

Noninterest Expense

Noninterest expense declined by $9.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decline was largely due to merger-related expenses of $17.2 million in the three months ended March 31, 2025, offset by higher salaries and benefits expense, occupancy and equipment expense and intangible amortization expense in the three months ended March 31, 2026, compared to the same period in 2025. ChoiceOne will continue to invest in its talented staff, technology and footprint while prioritizing operational efficiency and disciplined investment. ChoiceOne has secured a location in Troy, MI and expects to open a full service branch and lending office later in 2026. We believe this new office will help us continue our strong growth in an attractive market.

Income Tax Expense

Income tax expense was $3.0 million in the three months ended March 31, 2026, compared to income tax benefit of $3.7 million for the same period in 2025. The tax benefit for 2025 was generated by the loss in first quarter of 2025 due to expenses related to the Merger. The effective tax rate was 17.8% for the three months ended March 31, 2026. ChoiceOne’s first‑quarter 2026 tax expense was reduced by $200,000 as a result of purchasing a transferable tax credit that will be applied to 2026 income taxes. Management intends to purchase similar sized transferable tax credits in 2026 to reduce tax expense.

FINANCIAL CONDITION

At March 31, 2026, ChoiceOne had consolidated total assets of $4.4 billion, net loans of $2.9 billion, total deposits (excluding brokered deposits) of $3.6 billion and total shareholders' equity of $470.0 million.

Securities

On March 31, 2026, total available‑for‑sale securities were $573.5 million, compared to $554.4 million at December 31, 2025. The increase was primarily driven by the purchase of $34.2 million in agency mortgage‑backed securities. These purchases were partially offset by principal repayments, calls, and maturities.

Total held to maturity securities on March 31, 2026 were $384.3 million compared to $385.2 million on December 31, 2025. ChoiceOne's held to maturity securities declined during the first three months of 2026 due to principal repayments, calls and maturities, which was offset by the purchase of securities during the first three months of 2026.

At March 31, 2026, ChoiceOne had $95.0 million in gross unrealized losses on its investment securities, including $55.5 million in unrealized losses on available for sale securities, $39.0 million in unrealized losses on held to maturity securities, and $506,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell the bonds prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Equity securities included a money market preferred security of $1.0 million and common stock of $8.4 million as of March 31, 2026. and December 31, 2025.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		March 31, 2026		December 31, 2025
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$85,442	2.9%	$89,394	3.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B, 9A	867,457	29.1%	875,818	29.0%
Multifamily Loans	1D	135,580	4.5%	150,380	5.0%
Owner Occupied CRE Loans	1E1	563,082	18.9%	553,208	18.3%
Non-Owner Occupied CRE Loans	1E2	892,133	29.9%	917,758	30.4%
Commercial & Industrial Loans	2A2, 4A	353,980	11.8%	339,272	11.2%
Farm & Agriculture Loans	1B, 3	50,555	1.7%	57,525	1.9%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2,10B	35,068	1.2%	38,679	1.3%

Total Loans		$2,983,297		$3,022,034

Core loans, which exclude held for sale loans and mortgage warehouse advances, declined by $30.9 million or an annualized 4.2% during the first quarter of 2026 and grew by $9.5 million or 0.3% during the twelve months ended March 31, 2026.

Mortgage warehouse advances increased by $7.8 million as of March 31, 2026 compared to December 31, 2025. Loans to other financial institutions consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates and balances that fluctuate in line with the national mortgage market.

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

Deposits and Borrowings

Deposits, excluding brokered deposits, increased by $68.9 million as of March 31, 2026, compared to December 31, 2025. This increase is a combination of organic deposit growth and some seasonality in municipal deposits. Deposits, excluding brokered deposits, declined by $20.4 million as of March 31, 2026, compared to March 31, 2025. This decrease is primarily related to runoff of higher cost municipal CDs acquired in the Merger, partially offset by organic growth in other categories. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and FHLB advances to ensure ample liquidity. At March 31, 2026, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.1 billion or 30.7% of deposits at March 31, 2026. As of March 31, 2026, the total balance of borrowed funds from the FHLB was $185.0 million with a weighted average fixed rate of 3.81% and $165.0 million due within 12 months.

ChoiceOne recognized a core deposit intangible of $31.0 million related to the Merger in the first quarter of 2025. This intangible asset, valued at 2.78% of Fentura's core deposits, is being amortized over a period of 10 years using the sum-of-years-digits method. This approach reflects the anticipated pattern of economic benefits derived from the core deposits. ChoiceOne recognized core deposit intangible expense of $1.7 million for the three months ended March 31, 2026.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $15.9 million in subordinated debentures that were obtained in the acquisition of Community Shores and the Merger with Fentura, offset by the merger mark-to-market adjustment.

Shareholders' Equity

At March 31, 2026, shareholders’ equity was $470.0 million, an increase from $427.1 million on March 31, 2025. ChoiceOne repurchased 25,116 shares of stock for a net cost of $775,000 in the fourth quarter of 2025 and 50,000 shares of stock for a net cost of $1.4 million during the first quarter of 2026 under our existing share repurchase plan. The repurchase plan has 300,272 shares remaining to purchase as of March 31, 2026. The repurchase reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 12.5% as of March 31, 2026, compared to 11.9% on March 31, 2025.

.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$435,583	13.2%	$264,523	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	350,188	10.6	148,794	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	366,300	11.1	198,392	6.0	N/A	N/A
Tier 1 capital (to average assets)	366,300	8.6	169,797	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$425,808	12.9%	$264,315	8.0%	$330,394	10.0%
Common equity Tier 1 capital (to risk weighted assets)	388,965	11.8	148,677	4.5	214,756	6.5
Tier 1 capital (to risk weighted assets)	388,965	11.8	198,236	6.0	264,315	8.0
Tier 1 capital (to average assets)	388,965	9.2	169,697	4.0	212,122	5.0

December 31, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$425,813	12.7%	$267,754	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	340,023	10.2	150,611	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	358,523	10.7	200,815	6.0	N/A	N/A
Tier 1 capital (to average assets)	358,523	8.5	168,643	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$417,800	12.5%	$267,564	8.0%	$334,455	10.0%
Common equity Tier 1 capital (to risk weighted assets)	382,914	11.4	150,505	4.5	217,396	6.5
Tier 1 capital (to risk weighted assets)	382,914	11.4	200,673	6.0	267,564	8.0
Tier 1 capital (to average assets)	382,914	9.1	168,463	4.0	210,579	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of March 31, 2026 are adequate for the foreseeable future. The Board of Directors’ determination of appropriate cash dividends for future periods will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Liquidity

Net cash used in operating activities was $179,000 for the three months ended March 31, 2026 compared to $9.4 million in the same period in 2025. The year-over-year change was primarily driven by a $13.2 million decrease in the provision for credit losses in the first quarter of 2026 compared to the prior-year period, largely attributable to the impact of Merger-related activity. Net cash provided by investing activities was $14.6 million for the three months ended March 31, 2026 compared to net cash provided by investing activities of $259.9 million in the same period in 2025. The decrease is due to the cash acquired in the Merger and the sale of $78.9 million of securities acquired in the Merger with Fentura in the first quarter of 2025. ChoiceOne also received $173.1 million of cash from The State Bank as part of the Merger. Net cash used in financing activities was $18.2 million for the three months ended March 31, 2026, compared to $207.8 million provided in the same period in the prior year. ChoiceOne decreased borrowing by $80.0 million in the first three months of 2026 compared to a decrease of $207.5 million in the same period during the prior year. ChoiceOne had $61.6 million in deposit increase in the first three months of 2026 compared to an increase of $5.7 million in the same period in 2025. The deposit increase is a combination of organic deposit growth and some seasonality in municipal deposits.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $185.0 million in outstanding borrowings from the FHLB at a weighted average fixed rate of 3.81% with $165.0 million due within 12 months as of March 31, 2026. ChoiceOne had $103.4 million in brokered deposits on March 31, 2026. The acceptance of brokered certificates of deposit is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At March 31, 2026, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $1.2 billion.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of March 31, 2026. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the first quarter of 2026.

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022 authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. ChoiceOne repurchased 50,000 shares of stock for a net cost of $1.4 million during the first quarter of 2026 under the repurchase plan. The repurchase plan has 300,272 shares remaining to purchase as of March 31, 2026. There was no stated expiration date. The repurchase reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders.

The following table provides information regarding ChoiceOne's purchases of its common stock during the quarter ended March 31, 2026.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
January 1 - January 31, 2026
Employee Transactions	—	$—	—
Repurchase Plan	—	$—	—	350,272
February 1 - February 28, 2026
Employee Transactions	—	$—	—
Repurchase Plan	30,000	$29.36	30,000	320,272
March 1 - March 31, 2026
Employee Transactions	—	$—	—
Repurchase Plan	20,000	$28.00	20,000	300,272

Item 5. Other Information

Employment Agreements

Kelly J. Potes, Chief Executive Officer of ChoiceOne, entered into an employment agreement with ChoiceOne on May 7, 2026 (the “Potes Employment Agreement”). Michael J. Burke, Jr., President of ChoiceOne, entered into an employment agreement with ChoiceOne on May 7, 2026 (the “Burke Employment Agreement”).

The terms of the Potes Employment Agreement and Burke Employment Agreement (together, the “Employment Agreements”) are substantially similar.

Each Employment Agreement has a term of one year that will automatically extend for additional one year terms unless either party gives notice to the other party to terminate the Employment Agreement at least 30 days before an anniversary date of the Agreement.

Under each Employment Agreement, in the event of ChoiceOne’s termination of Mr. Potes or Mr. Burke, as applicable, without cause, or by the executive for good reason, the executive will be entitled to a lump-sum cash payment equal to (i) two times the executive’s then-current salary, plus (ii) twelve times ChoiceOne’s share of the monthly cost of healthcare under ChoiceOne’s health plan.

In the event of a change of control and a qualifying termination within two years after the change in control, the executive will be entitled to a lump-sum cash payment equal to (i) three times the executive’s then-current salary, plus (ii) twelve times ChoiceOne’s share of the monthly cost of healthcare under ChoiceOne’s health plan. If any payment to be received by the executive following a change in control is determined to constitute a “parachute payment” as such term is defined in Section 280G(b)(2) of the Code, ChoiceOne will act in good faith to mitigate the impact of Section 280G of the Code such that no “parachute payment” will result. To the extent this effort is unsuccessful, ChoiceOne will reduce the amount of such payment to ensure that the total payments to the applicable executive do not exceed 2.99 times the executive's “base amount” as defined in Section 280G(b)(3) of the Code.

The Employment Agreements contain provisions related to non-solicitation and non-competition that generally preclude the executive, during his time of employment and for a period of 24 months thereafter, from engaging in activities competitive with ChoiceOne in any county in which ChoiceOne or its affiliates has a branch office or loan production office or in any contiguous counties, from diverting from ChoiceOne any trade or business with any customer or supplier with whom the executive had contact during his employment, and from soliciting any person who is an employee of ChoiceOne or its affiliates to apply for or accept an employment or business opportunity with any other person or entity, subject to certain conditions and exceptions. The Employment Agreements also require the executive to maintain the confidentiality of non-public information with respect to ChoiceOne and its affiliates.

Pursuant to the Potes Employment Agreement, Mr. Potes' annual salary will be $585,000. Pursuant to the Burke Employment Agreement, Mr. Burke's annual salary will be $497,250. In each case, the salaries of each of Mr. Potes and Mr. Burke will be subject to annual review and adjustment in accordance with ChoiceOne’s normal procedures. Mr. Potes and Mr. Burke will be eligible to participate in ChoiceOne’s bonus programs and equity-based compensation programs.

The foregoing description of the Potes Employment Agreement is qualified in its entirety by reference to the complete terms and conditions of the Potes Employment Agreement, which is filed as Exhibit 10.1 to this Form 10-Q. The foregoing description of the Burke Employment Agreement is qualified in its entirety by reference to the complete terms and conditions of the Burke Employment Agreement, which is filed as Exhibit 10.2 to this Form 10-Q.

Change in Control Agreements

Adom J. Greenland, Executive Vice President and Chief Financial Officer of ChoiceOne, entered into a change in control agreement with ChoiceOne on May 7, 2026 (the “Greenland CIC Agreement”). Bradley A. Henion, Executive Vice President and Chief Lending Officer of ChoiceOne, entered into a change in control agreement with ChoiceOne on May 7, 2026 (the “Henion CIC Agreement”).

The terms of the Greenland CIC Agreement and Henion CIC Agreement (together, the “CIC Agreements”) are substantially similar.

In the event of a change of control and a qualifying termination within two years after the change in control, the executive will be entitled to a lump-sum cash payment equal to (i) two times the executive’s then-current salary, plus (ii) twelve times ChoiceOne’s share of the monthly cost of healthcare under ChoiceOne’s health plan. If any payment to be received by the executive following a change in control is determined to constitute a “parachute payment” as such term is defined in Section 280G(b)(2) of the Code, ChoiceOne will act in good faith to mitigate the impact of Section 280G of the Code such that no “parachute payment” will result. To the extent this effort is unsuccessful, ChoiceOne will reduce the amount of such payment to ensure that the total payments to the applicable executive do not exceed 2.99 times the executive's “base amount” as defined in Section 280G(b)(3) of the Code.

The CIC Agreements contain provisions related to non-solicitation and non-competition that generally preclude the executive, during his time of employment and for a period of 24 months thereafter, from engaging in activities competitive with ChoiceOne in any county in which ChoiceOne or its affiliates has a branch office or loan production office or in any contiguous counties, from diverting from ChoiceOne any trade or business with any customer or supplier with whom the executive had contact during his employment, and from soliciting any person who is an employee of ChoiceOne or its affiliates to apply for or accept an employment or business opportunity with any other person or entity, subject to certain conditions and exceptions. The CIC Agreements also require the executive to maintain the confidentiality of non-public information with respect to ChoiceOne and its affiliates.

The foregoing description of the Greenland CIC Agreement is qualified in its entirety by reference to the complete terms and conditions of the Greenland CIC Agreement, which is filed as Exhibit 10.3 to this Form 10-Q. The foregoing description of the Henion CIC Agreement is qualified in its entirety by reference to the complete terms and conditions of the Henion CIC Agreement, which is filed as Exhibit 10.4 to this Form 10-Q.

SERP Agreements

Effective May 7, 2026, ChoiceOne Bank, a wholly owned subsidiary of ChoiceOne, entered into an unfunded Supplemental Executive Retirement Benefits Agreement (the “SERP Agreement”) with each of Messrs. Potes, Burke, Greenland and Henion to provide each executive with the opportunity to earn supplemental nonqualified retirement benefits payable by ChoiceOne Bank from its general assets following the later of the executive’s attainment of a specified age (an age between 60 and 70 specified in the SERP Agreement) or separation from service under various scenarios. Each executive shall be credited with a specified benefit amount as of each December 31st the executive remains employed by the Company or ChoiceOne Bank as follows: Mr. Potes ($25,000 per year for 4 years), Mr. Burke ($14,400 per year for 10 years), Mr. Henion ($11,111 per year for 9 years, except $11,112 for year 5), and Mr. Greenland ($10,000 per year for 15 years). If the executive becomes entitled to benefits before the final year of scheduled benefit accruals for a reason other than a change in control before the executive has attained age 60, the executive will receive a limited benefit equal to the amount credited to-date under the executive’s SERP Agreement. If the executive is discharged for cause or breaches any covenant under an agreement with the Company or ChoiceOne Bank, the executive shall forfeit all unpaid benefits under the SERP Agreement.

The SERP Agreement provides for payment of retirement benefits in substantially equal monthly installments over a period of 15 years (10 years in the case of Mr. Potes), except that if the executive dies while employed, and an insurance agreement providing split-dollar life insurance on the executive’s life is not in effect on the date of the executive’s death, SERP benefits shall be paid in a lump sum that is actuarially equivalent to the SERP benefit (full benefit or limited benefit) earned by the executive as of the date of death. Upon a change in control, if the executive is age 60 or over, the executive will vest in his full benefit under the SERP. If the executive is under age 60 as of a change in control, the executive will vest in his limited benefit under the SERP. Upon termination of the SERP prior to payment of all benefits, benefits shall be paid in a lump sum at the time permitted under Code Section 409A.

The foregoing description of the SERP Agreement is qualified in its entirety by reference to the complete terms and conditions of the SERP Agreement with each executive, which are filed as Exhibits 10.5, 10.6, 10.7, and 10.8 to this Form 10-Q.

Split Dollar Life Insurance Agreements

Effective May 7, 2026, ChoiceOne Bank entered into a split-dollar life insurance agreement (the “Insurance Agreement”) with each of Messrs. Potes, Burke, Greenland and Henion. Under each Insurance Agreement, the executive’s named beneficiary is entitled to receive a death benefit equal to the lesser of a specified dollar amount in the Insurance Agreement ($1,000,000 for Mr. Potes, $1,000,000 for Mr. Burke through March 9, 2031 and $1,500,000 thereafter, $1,000,000 for Mr. Greenland through July 25, 2036 and $1,500,000 thereafter, and $1,000,000 for Mr. Henion) or 100% of the difference between the death benefit payable under the applicable life insurance policy purchased by ChoiceOne Bank and the accrued cash value of the life insurance policy at the time of the executive’s death. Premiums with respect to the related life insurance policy under the Insurance Agreement are payable by ChoiceOne Bank and it is the sole owner of the related life insurance policy. The Insurance Agreement automatically terminates on the first to occur of any of the following events: (i) distribution of death benefit proceeds in accordance with the Insurance Agreement, (ii) termination of the executive’s employment; or (iii) the surrender or termination of the related life insurance policy by ChoiceOne Bank. Upon termination of the Insurance Agreement, the executive will forfeit all rights thereunder.

The foregoing description of the Insurance Agreement is qualified in its entirety by reference to the complete terms and conditions of the Insurance Agreement with each executive, which are filed as Exhibits 10.9, 10.10, 10.11, and 10.12 to this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Document

3.1

Restated Articles of Incorporation of ChoiceOne Financial Services, Inc. Previously filed as an exhibit to
ChoiceOne’s Form 10-K Annual Report for the year ended December 31, 2025. Here incorporated by reference.

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

10.1	Employment Agreement between ChoiceOne Financial Services, Inc. and Kelly J. Potes, dated as of May 7, 2026.

10.2	Employment Agreement between ChoiceOne Financial Services, Inc. and Michael J. Burke, Jr., dated as of May 7, 2026.

10.3	Change in Control Agreement between ChoiceOne Financial Services, Inc. and Adom J. Greenland, dated as of May 7, 2026.

10.4	Change in Control Agreement between ChoiceOne Financial Services, Inc. and Bradley Henion, dated as of May 7, 2026.

10.5	Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Kelly J. Potes, dated as of May 7, 2026

10.6	Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Michael J. Burke, Jr., dated as of May 7, 2026

10.7	Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Adom J. Greenland, dated as of May 7, 2026

10.8	Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Bradley Henion, dated as of May 7, 2026

10.9	Split-Dollar Agreement between ChoiceOne Bank and Kelly J. Potes, dated as of May 7, 2026

10.10	Split-Dollar Agreement between ChoiceOne Bank and Michael J. Burke, Jr., dated as of May 7, 2026

10.11	Split-Dollar Agreement between ChoiceOne Bank and Adom J. Greenland, dated as of May 7, 2026

10.12	Split-Dollar Agreement between ChoiceOne Bank and Bradley Henion, dated as of May 7, 2026

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: May 11, 2026	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2026	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)