Form 10-Q
period 2026-06-30
CHOICEONE FINANCIAL SERVICES INC
filed 2026-08-10
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the Registrant had 14,955,520 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (June 30, 2026 Unaudited)

	June 30,	December 31,
(Dollars in thousands, except share data)	2026	2025
Assets
Cash and due from banks	$88,299	$87,638
Time deposits in other financial institutions	350	350
Cash and cash equivalents	88,649	87,988

Equity securities, at fair value (Note 2)	9,497	9,353
Securities available for sale, at fair value (Note 2)	555,571	554,420
Securities held to maturity, at amortized cost (Note 2)	383,345	385,193
Federal Home Loan Bank stock	15,823	18,562
Federal Reserve Bank stock	12,554	12,554
Loans held for sale	3,833	7,185
Mortgage warehouse advances (Note 3)	53,535	58,987
Core loans (Note 3)	3,019,246	2,963,047
Total loans held for investment (Note 3)	3,072,781	3,022,034
Allowance for credit losses (Note 3)	(35,738)	(35,550)
Loans, net	3,037,043	2,986,484

Premises and equipment, net	50,383	48,110
Other real estate owned, net	1,869	2,524
Cash value of life insurance policies	87,011	74,798
Goodwill	129,854	129,854
Intangible assets	27,888	31,149
Other assets	53,569	62,377
Total assets	$4,456,889	$4,410,551

Liabilities
Deposits – noninterest-bearing	$943,943	$907,007
Deposits – interest-bearing	1,356,540	1,364,887
Savings deposits (Note 9)	620,525	607,045
Certificates of deposit (Note 9)	587,596	616,180
Brokered deposits	93,228	104,906
Total deposits	3,601,832	3,600,025

Borrowings	294,850	264,788
Subordinated debentures	48,646	48,460
Other liabilities	28,882	31,925
Total liabilities	3,974,210	3,945,198

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 14,950,472 at June 30, 2026 and 15,000,939 at December 31, 2025	396,681	398,386
Retained earnings	120,135	102,641
Accumulated other comprehensive loss, net	(34,137)	(35,674)
Total shareholders’ equity	482,679	465,353
Total liabilities and shareholders’ equity	$4,456,889	$4,410,551

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$46,346	$46,533	$91,988	$79,174
Securities:
Taxable	5,633	5,264	11,125	9,994
Tax exempt	1,430	1,393	2,881	2,802
Other	532	735	1,222	1,914
Total interest income	53,941	53,925	107,216	93,884

Interest expense
Deposits	14,341	14,840	28,086	25,556
Advances from Federal Home Loan Bank	2,102	1,659	4,284	3,711
Other	801	1,104	1,507	1,984
Total interest expense	17,244	17,603	33,877	31,251

Net interest income	36,697	36,322	73,339	62,633
Provision for (reversal of) credit losses on loans	550	650	550	13,813
Net interest income after provision	36,147	35,672	72,789	48,820

Noninterest income
Customer service charges	1,745	1,401	3,401	2,582
Interchange income	2,139	2,083	4,031	3,592
Insurance and investment commissions	720	540	1,271	835
Gains on sales of loans	466	355	874	799
Net gains (losses) on sales of securities	(1,933)	-	(2,136)	-
Net gains on sales and write downs of other assets	97	3	106	13
Earnings on life insurance policies	706	844	1,290	1,233
Trust income	671	596	1,363	1,102
Change in market value of equity securities	59	239	85	346
Other	269	442	469	923
Total noninterest income	4,939	6,503	10,754	11,425

Noninterest expense
Salaries and benefits	14,463	13,731	28,525	24,051
Occupancy and equipment	2,433	2,432	5,024	4,151
Data processing	2,450	2,439	4,740	4,438
Communications	531	561	1,086	941
Professional fees	1,018	947	2,000	1,644
Supplies and postage	294	305	629	549
Advertising and promotional	279	260	543	516
Intangible amortization	1,577	1,732	3,262	2,412
FDIC insurance	543	550	1,113	1,005
Merger related expenses	-	166	-	17,369
Other	2,463	2,383	4,905	4,095
Total noninterest expense	26,051	25,506	51,827	61,171

Income (Loss) before income tax expense (benefit)	15,035	16,669	31,716	(926)
Income tax expense (benefit)	2,572	3,135	5,549	(554)

Net income (loss)	$12,463	$13,534	$26,167	$(372)

Basic earnings (loss) per share (Note 4)	$0.83	$0.90	$1.75	$(0.03)
Diluted earnings (loss) per share (Note 4)	$0.83	$0.90	$1.74	$(0.03)
Dividends declared per share	$0.29	$0.28	$0.58	$0.56

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$12,463	$13,534	$26,167	$(372)

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	4,789	(2,123)	2,848	(2,024)
Income tax benefit (expense)	(1,006)	446	(598)	425
Less: reclassification adjustment for net (gain) loss included in net income	1,933	-	2,136	-
Income tax benefit (expense)	(406)	-	(449)	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	284	(2,118)	(800)	(6,696)
Income tax benefit (expense)	(60)	445	168	1,406
Unrealized gain (loss) on available-for-sale securities, net of tax	5,534	(3,350)	3,305	(6,889)

Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	99	62	160	132
Income tax benefit (expense)	(21)	(13)	(34)	(28)
Unrealized loss on held to maturity securities, net of tax	78	49	126	104

Change in net unrealized gain (loss) on cash flow hedge	-	(1,580)	(1,897)	(5,528)
Income tax benefit (expense)	-	331	398	1,161
Less: accretion of net unrealized (gains) losses included in net income	(310)	(270)	(500)	(197)
Income tax benefit (expense)	66	56	105	41
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(244)	(1,463)	(1,894)	(4,523)

Other comprehensive income (loss), net of tax	5,368	(4,764)	1,537	(11,308)

Comprehensive income (loss)	$17,831	$8,770	$27,704	$(11,680)

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, April 1, 2025	14,977,248	$398,075	$73,316	$(44,323)	$427,068

Net income (loss)			13,534		13,534
Other comprehensive income (loss)				(4,764)	(4,764)
Shares issued for directors and employee stock plans	9,402	261			261
Compensation expense for employee stock purchases		16			16
Stock-based compensation expense		176			176
Restricted stock units issued	22,214				-
Shares surrendered by participants for RSU tax payments		(327)			(327)
Cash dividends declared ($0.28 per share)			(4,203)		(4,203)

Balance, June 30, 2025	15,008,864	$398,201	$82,647	$(49,087)	$431,761

Balance, April 1, 2026	14,960,200	$397,498	$112,008	$(39,505)	$470,001

Net income			12,463		12,463
Other comprehensive income (loss)				5,368	5,368
Shares issued for directors and employee stock plans	8,608	244			244
Compensation expense for employee stock purchases		14			14
Stock-based compensation expense		252			252
Restricted stock units issued	16,664				-
Shares surrendered by participants for RSU tax payments		(252)			(252)
Shares repurchased	(35,000)	(1,075)			(1,075)
Cash dividends declared ($0.29 per share)			(4,336)		(4,336)

Balance, June 30, 2026	14,950,472	$396,681	$120,135	$(34,137)	$482,679

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the six months ended June 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2025	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net income (loss)			(372)		(372)
Other comprehensive income (loss)				(11,308)	(11,308)
Shares issued for directors and employee stock plans	14,917	433			433
Compensation expense for employee stock purchases		29			29
Stock-based compensation expense		353			353
Restricted stock units issued	22,214				-
Shares surrendered by participants for RSU tax payments		(327)			(327)
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Repurchase of shares from Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Cash dividends declared ($0.56 per share)			(8,395)		(8,395)

Balance, June 30, 2025	15,008,864	$398,201	$82,647	$(49,087)	$431,761

Balance, January 1, 2026	15,000,939	$398,386	$102,641	$(35,674)	$465,353
Net income			26,167		26,167
Other comprehensive income (loss)				1,537	1,537
Shares issued for directors and employee stock plans	17,869	499			499
Compensation expense for employee stock purchases		27			27
Stock-based compensation expense		537			537
Restricted stock units issued	16,664
Shares surrendered by participants for RSU tax payments		(252)			(252)
Shares repurchased	(85,000)	(2,516)			(2,516)
Cash dividends declared ($0.58 per share)			(8,673)		(8,673)

Balance, June 30, 2026	14,950,472	$396,681	$120,135	$(34,137)	$482,679

ChoiceOne Financial Services, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
(Dollars in thousands)	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$26,167	$(372)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for (reversal of) credit losses	550	13,813
Depreciation	1,798	1,529
Amortization	7,872	7,518
Accretion on purchased loans	(5,124)	(6,413)
Accretion of derivative termination (gain) loss	(500)	(197)
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	564	382
Net losses (gains) on sales of available for sale securities	2,136	-
Net change in market value of equity securities	(85)	(346)
Gains on sales of loans	(874)	(799)
Loans originated for sale	(33,472)	(25,905)
Proceeds from loan sales	37,261	26,033
Earnings on bank-owned life insurance	(1,290)	(930)
Earnings on death benefit from bank-owned life insurance	-	(303)
Write downs of OREO	-	34
(Gains) on sales of other real estate owned	(106)	(46)
Deferred federal income tax (benefit)/expense	997	(554)
Net change in:
Other assets	(3,294)	(214)
Other liabilities	(2,833)	(10,744)
Net cash provided by operating activities	29,767	2,486

Cash flows from investing activities:
Sales of securities available for sale	29,533	78,856
Maturities, prepayments and calls of securities available for sale	15,730	15,417
Maturities, prepayments and calls of securities held to maturity	2,907	9,325
Purchases of securities available for sale	(45,535)	(13,560)
Purchases of equity securities	(59)	(90)
Purchases of securities held to maturity	(1,864)	(2,610)
Purchase of Federal Home Loan Bank stock	(2,761)	(7,239)
Proceeds from redemption of Federal Home Loan Bank stock	5,500	-
Loan originations and payments, net	(6,098)	11,571
Purchase of loan pools	(39,887)	-
Proceeds from sales of other real estate owned	761	621
Purchase of bank-owned life insurance policies	(10,923)	-
Proceeds from bank owned life insurance death benefits claim	-	940
Additions to premises and equipment	(4,337)	(2,910)
Proceeds from derivative contracts settlements	7,062	3,636
Issuance costs	-	(8)
Cash received from merger with Fentura Financial, Inc.	-	173,082
Net cash provided by (used in) investing activities	(49,971)	267,031

Cash flows from financing activities:
Net change in deposits	1,807	(53,360)
Net change in short term borrowings	30,000	(146,501)
Issuance of common stock	499	432
Repurchase of shares from Fentura Financial, Inc. ESOP	-	(1,837)
Repurchase of common stock	(2,516)	-
Share based compensation withholding obligation	(252)	(327)
Cash dividends	(8,673)	(8,395)
Net provided by (used in) financing activities	20,865	(209,988)

Net change in cash and cash equivalents	661	59,529
Beginning cash and cash equivalents	87,988	96,751

Ending cash and cash equivalents	$88,649	$156,280

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,317	$29,084
Cash paid for income taxes	-	2,840
Noncash transactions:
Loans transferred to other real estate	-	843
Acquisition of assets from merger, net of cash	-	1,578,547
Acquisition of liabilities from merger	-	1,625,421
Issuance of common stock as consideration for merger	-	192,992

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the interim financial statements. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Customer List Intangible

Customer list intangible represents the value of the acquired customer relationships from the Merger and is included as an asset on the consolidated balance sheets. The customer list intangible has an estimated finite life and is amortized on an accelerated basis over its useful life and is subject to periodic impairment evaluation.

Stock Transactions

A total of 6,103 and 12,081 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $172,000 and $348,000 for the three and six months ended June 30, 2026, respectively, under the terms of the Directors’ Stock Purchase Plan. A total of 2,505 and 5,788 shares for a cash price of $85,000 and $178,000 were issued to employees for the three and six months ended June 30, 2026, respectively, under the Employee Stock Purchase Plan.

A total of 7,005 and 10,306 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $203,000 and $320,000 for the three and six months ended June 30, 2025, respectively, under the terms of the Directors’ Stock Purchase Plan. A total of 2,397 and 4,611 shares for a cash price of $58,000 and $113,000 were issued to employees for the three and six months ended June 30, 2025, respectively, under the Employee Stock Purchase Plan.

On March 1, 2025, ChoiceOne issued 6,070,836 shares of common stock at a net cost of $193.0 million as consideration in the Merger. Also on March 1, 2025, as required in the Merger, ChoiceOne purchased 57,807 shares of common stock from Fentura's employee stock ownership plan for a cash price of approximately $1.8 million. ChoiceOne retired 6,750 shares of stock that were FETM shares which were owned by ChoiceOne prior to the merger for a cash price of $215,000 on March 1, 2025.

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022, authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. ChoiceOne repurchased 35,000 and 85,000 shares of stock for a net cost of $1.1 million and $2.5 million for the three and six months ended June 30, 2026, respectively, under the repurchase plan. ChoiceOne made no repurchases of common stock during the first six months of 2025. The repurchase plan has 265,272 shares remaining to purchase as of June 30, 2026. There was no stated expiration date. The repurchase of shares during 2026 reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders.

Allowance for Credit Losses (“ACL”)

The ACL is a valuation allowance for expected credit losses. The ACL is increased by the provision for credit losses and decreased by loans charged off less any recoveries of charged off loans. As ChoiceOne has had very limited loss experience since 2011, management elected to utilize benchmark peer loss history data to estimate historical loss rates. ChoiceOne identified an appropriate peer group for each loan pool which shared similar characteristics. During 2026, management updated its peer group methodology and selected a new peer group to better reflect the Company's current size, geographic footprint, loan portfolio mix, and lending practices following continued growth and merger-related changes to the organization. The revised peer group consists of institutions that management believes are more comparable to ChoiceOne's current risk profile and operating environment, resulting in a more representative estimate of expected credit losses. Management estimates the ACL required based on the selected peer group loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, a reasonable and supportable economic forecast, and other factors. Allocations of the ACL may be made for specific loans, but the entire ACL is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the ACL when management believes that collection of a loan balance is not possible.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of June 30, 2026 and December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the second quarter of 2026.

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

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the ACL when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At June 30, 2026 and December 31, 2025, there was no ACL related to securities AFS.

Securities Held to Maturity ("HTM") – ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $4.7 million at June 30, 2026 and $2.0 million at December 31, 2025 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At June 30, 2026 and December 31, 2025, the ACL related to HTM securities was insignificant.

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.6 million after tax as of June 30, 2026.

On March 1, 2025, ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million of those securities to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

June 30, 2026
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,132	$893	$(528)	$9,497

December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,073	$751	$(471)	$9,353

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains (losses) recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	June 30, 2026
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,033	$-	$(5,332)	$88,701
State and municipal	226,435	-	(27,204)	199,231
Mortgage-backed	272,452	167	(15,896)	256,723
Corporate	250	-	(26)	224
Asset-backed securities	10,788	1	(97)	10,692
Total	$603,958	$168	$(48,555)	$555,571

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,987	$-	$(164)	$2,823
State and municipal	195,676	65	(23,035)	172,706
Mortgage-backed	162,937	2	(14,581)	148,358
Corporate	21,745	66	(872)	20,939
Total	$383,345	$133	$(38,652)	$344,826

	December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,200	$30	$(5,195)	$89,035
State and municipal	260,228	-	(32,654)	227,574
Mortgage-backed	241,643	178	(14,767)	227,054
Corporate	250	-	(28)	222
Asset-backed securities	10,670	-	(135)	10,535
Total	$606,991	$208	$(52,779)	$554,420

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,984	$-	$(152)	$2,832
State and municipal	196,448	63	(22,116)	174,395
Mortgage-backed	164,820	14	(13,729)	151,105
Corporate	20,941	38	(1,189)	19,790
Total	$385,193	$115	$(37,186)	$348,122

Available for sale securities with unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2026
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$3,875	$4	$83,832	$5,328	$87,707	$5,332
State and municipal	555	2	198,676	27,202	199,231	27,204
Mortgage-backed	104,549	2,042	111,925	13,854	216,474	15,896
Corporate	-	-	224	26	224	26
Asset-backed securities	1,594	14	8,167	83	9,761	97
Total temporarily impaired	$110,573	$2,062	$402,824	$46,493	$513,397	$48,555

	December 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$84,204	$5,195	$84,204	$5,195
State and municipal	4,716	467	222,858	32,187	227,574	32,654
Mortgage-backed	66,709	644	128,063	14,123	194,772	14,767
Corporate	-	-	222	28	222	28
Asset-backed securities	1,910	10	8,625	125	10,535	135
Total temporarily impaired	$73,335	$1,121	$443,972	$51,658	$517,307	$52,779

Held to maturity securities with unrealized losses as of June 30, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	June 30, 2026
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,823	$164	$2,823	$164
State and municipal	1,368	7	167,029	23,028	168,397	23,035
Mortgage-backed	4,958	5	142,194	14,576	147,152	14,581
Corporate	1,380	20	15,656	852	17,036	872
Total temporarily impaired	$7,706	$32	$327,702	$38,620	$335,408	$38,652

	December 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,832	$152	$2,832	$152
State and municipal	45	-	169,139	22,116	169,184	22,116
Mortgage-backed	-	-	144,910	13,729	144,910	13,729
Corporate	2,043	57	16,296	1,132	18,339	1,189
Total temporarily impaired	$2,088	$57	$333,177	$37,129	$335,265	$37,186

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were temporary in nature and were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and six months ended June 30, 2026 and June 30, 2025 on AFS securities.

The majority of unrealized losses at June 30, 2026, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA or better. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On June 30, 2026, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on June 30, 2026, 47% were issued by US government sponsored entities and agencies, and rated AA, 38% are AAA rated private issue and collateralized mortgage obligations, and 15% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligations.

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

Presented below is a schedule of maturities of securities as of June 30, 2026. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2026

U.S. Treasury notes and bonds	$2,956	$85,745	$-	$-	$88,701
State and municipal	555	41,027	15,974	141,675	199,231
Corporate	-	-	224	-	224
Asset-backed securities	797	6,766	3,129	-	10,692
Total debt securities	4,308	133,538	19,327	141,675	298,848

Mortgage-backed securities	10,285	138,159	81,116	27,163	256,723
Total Available for Sale	$14,593	$271,697	$100,443	$168,838	$555,571

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at June 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2026

U.S. Government and federal agency	$-	$2,987	$-	$-	$2,987
State and municipal	3,259	68,607	80,485	43,325	195,676
Corporate	-	7,257	14,488	-	21,745
Total debt securities	3,259	78,851	94,973	43,325	220,408

Mortgage-backed securities	1,500	133,828	27,609	-	162,937
Total Held to Maturity	$4,759	$212,679	$122,582	$43,325	$383,345

Following is information regarding sales of securities available for sale for the three and six months ended June 30, 2026 and 2025. The cost of securities sold is determined using the specific identification method.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Proceeds from sales of securities	$25,298	$-	$29,533	$78,856
Gross realized gains	-	-	-	-
Gross realized losses	(1,933)	-	(2,136)	-

Following is information regarding unrealized gains and losses on equity securities for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Dollars in thousands)
Net gains and (losses) recognized during the period	$59	$239	$85	$346
Less: Net gains and (losses) recognized during the period on securities sold	-	-	—	—

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$59	$239	$85	$346

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$49,672	1.62%	$56,218	1.86%	(11.6)%
Commercial and Industrial	411,187	13.38%	352,556	11.67%	16.6%
Commercial Real Estate	1,730,214	56.31%	1,780,396	58.91%	(2.8)%
Consumer	26,121	0.85%	26,701	0.88%	(2.2)%
Construction Real Estate	25,230	0.82%	19,139	0.63%	31.8%
Residential Real Estate	776,822	25.28%	728,037	24.09%	6.7%
Mortgage Warehouse Advances	53,535	1.74%	58,987	1.95%	(9.2)%
Gross Loans	$3,072,781		$3,022,034

Allowance for credit losses	35,738	1.16%	35,550	1.18%

Net loans	$3,037,043		$2,986,484

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Mortgage
(Dollars in thousands)		And		Commercial	Construction	Residential	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Advances	Total
Allowance for Credit Losses Three Months Ended June 30, 2026
Beginning balance	$171	$8,925	$563	$15,751	$47	$9,962	$77	$35,496
Charge-offs	-	(364)	(201)	-	-	-	-	(565)
Recoveries	-	153	95	-	-	9	-	257
Provision	11	(247)	121	330	5	327	3	550
Ending balance	$182	$8,467	$578	$16,081	$52	$10,298	$80	$35,738

Allowance for Credit Losses Six Months Ended June 30, 2026
Beginning balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Charge-offs		(364)	(405)			(26)		(795)
Recoveries		173	242			18		433
Provision	(37)	1,861	48	(2,335)	(28)	1,049	(8)	550
Ending balance	$182	$8,467	$578	$16,081	$52	$10,298	$80	$35,738

Loans
June 30, 2026
Ending loan balance	$49,672	$411,187	$26,121	$1,730,214	$25,230	$776,822	$53,535	$3,072,781

		Commercial					Mortgage
(Dollars in thousands)		and		Commercial	Construction	Residential	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Advances	Total
Allowance for Credit Losses
Twelve Months Ended December 31, 2025
Beginning Balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963		1,791		168		4,924
Charge-offs		(245)	(720)	(416)		(76)		(1,457)
Recoveries		9	380			29		418
Provision	127	1,810	300	7,581	21	5,246	28	15,113
Ending balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Loans
December 31, 2025
Ending loan balance	$56,218	$352,556	$26,701	$1,780,396	$19,139	$728,037	$58,987	$3,022,034

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Mortgage
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Warehouse Advances	Total
Allowance for Credit Losses Three Months Ended June 30, 2025
Beginning balance	$220	$5,503	$703	$20,727	$90	$7,320	$4	$34,567
Charge-offs	-	(10)	(259)	(208)	-	(30)	-	(507)
Recoveries	-	4	82	-	-	3	-	89
Provision	(1)	(257)	247	(2,208)	-	2,868	1	650
Ending balance	$219	$5,240	$773	$18,311	$90	$10,161	$5	$34,798

Allowance for Credit Losses Six Months Ended June 30, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Cumulative effect of change in accounting principle	2	2,963	-	1,791	-	168	-	4,924
Charge-offs	-	(10)	(392)	(208)	-	(52)	-	(662)
Recoveries	-	6	142	-	-	23	-	171
Provision	127	21	289	7,268	31	6,132	(55)	13,813
Ending balance	$219	$5,240	$773	$18,311	$90	$10,161	$5	$34,798
Loans
June 30, 2025
Ending loan balance	$47,273	$351,367	$29,741	$1,743,541	$21,508	$724,329	$3,033	$2,920,792

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

The following tables reflect the amortized cost basis of loans as of June 30, 2026 based on year of origination (dollars in thousands). The current year-to-date gross write offs reflect six months ended June 30, 2026 gross write offs:

Commercial:	2026	2025	2024	2023	2022	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$4,304	$4,298	$3,831	$1,345	$3,354	$19,440	$36,572	$12,517	$49,089
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	266	-	219	485	98	583
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$4,304	$4,298	$3,831	$1,611	$3,354	$19,659	$37,057	$12,615	$49,672
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and Industrial
Pass	$35,644	$52,886	$34,799	$12,715	$29,770	$27,555	$193,369	$204,579	$397,948
Special mention	-	-	106	-	29	217	352	174	526
Substandard	-	-	589	4,615	246	3,091	8,541	4,172	12,713
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$35,644	$52,886	$35,494	$17,330	$30,045	$30,863	$202,262	$208,925	$411,187
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$13	$350	$363	$-	$363

Commercial Real Estate
Pass	$77,853	$204,349	$167,383	$120,812	$313,300	$556,830	$1,440,527	$245,250	$1,685,777
Special mention	-	4,594	553	363	13,448	11,745	30,703	239	30,942
Substandard	-	-	108	2,274	7,863	3,125	13,370	125	13,495
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$77,853	$208,943	$168,044	$123,449	$334,611	$571,700	$1,484,600	$245,614	$1,730,214
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$117,801	$266,127	$207,369	$142,390	$368,010	$622,222	$1,723,919	$467,154	$2,191,073

Retail:	2026	2025	2024	2023	2022	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$5,459	$5,018	$3,031	$3,898	$3,432	$4,085	$24,923	$1,113	$26,036
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	1	-	13	4	38	56	29	85
Total	$5,459	$5,019	$3,031	$3,911	$3,436	$4,123	$24,979	$1,142	$26,121
Current year-to-date gross write-offs (1)	$1	$1	$-	$-	$2	$2	$6	$-	$6

Construction real estate
Performing	$1,222	$2,604	$-	$-	$-	$471	$4,297	$20,933	$25,230
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$1,222	$2,604	$-	$-	$-	$471	$4,297	$20,933	$25,230
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$86,045	$68,357	$47,380	$49,039	$150,524	$252,413	$653,758	$111,818	$765,576
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	306	1,335	1,476	3,041	4,537	10,695	551	11,246
Total	$86,045	$68,663	$48,715	$50,515	$153,565	$256,950	$664,453	$112,369	$776,822
Current year-to-date gross write-offs (1)	$-	$-	$-	$26	$-	$-	$26	$-	$26

Mortgage warehouse advances
Performing	$53,535	$-	$-	$-	$-	$-	$53,535	$-	$53,535
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$53,535	$-	$-	$-	$-	$-	$53,535	$-	$53,535
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$146,261	$76,286	$51,746	$54,426	$157,001	$261,544	$747,264	$134,444	$881,708

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first six months of 2026 were $400,000 or an annualized $800,000 compared to $561,000 during the full year 2025.

The following tables reflect the amortized cost basis of loans as of December 31, 2025 based on year of origination (dollars in thousands). The current year-to-date gross write offs reflect six months ended June 30, 2025 gross write offs:

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

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs were $266,000 for the first six months of 2025 and $561,000 during the full year 2025.

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the full year 2025. There were no loans modified to borrowers experiencing financial difficulty during the first six months of 2026.

For the period ended:	December 31, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$128	0%
Total	$128

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the full year 2025. There were no loans modified to borrowers experiencing financial difficulty during the first six months of 2026.

For the period ended:	December 31, 2025
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	June 30, 2026
(Dollars in thousands)	Term extension

Residential real estate	$124
Total	$124

For the period ended:	December 31, 2025
(Dollars in thousands)	Term extension

Residential real estate	$128
Total	$128

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	June 30, 2026
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$124	$-	$124
Total	$-	$124	$-	$124

For the period ended:	December 31, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$128	$-	$128
Total	$-	$128	$-	$128

Nonaccrual loans by loan category were as follows and the interest income recognized during the period on those nonaccrual loans:

As of June 30, 2026
(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized year to date on nonaccrual loans
Agricultural	$266	$144	$7
Commercial and industrial	-	5,624	-
Consumer	-	85	-
Commercial real estate	-	13,539	-
Residential real estate	2,550	8,696	22
Total nonaccrual loans	$2,816	$28,088	$29

As of December 31, 2025
(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized year to date on nonaccrual loans
Commercial and industrial	$966	$7,037	$2
Consumer	-	101	6
Commercial real estate	-	8,020	-
Residential real estate	2,267	8,667	125
Total nonaccrual loans	$3,233	$23,825	$133

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
June 30, 2026
Agricultural	$305	$-	$410	$715	$48,957	$49,672	$-
Commercial and industrial	3,101	222	5,624	8,947	402,240	411,187	-
Consumer	298	10	37	345	25,776	26,121	-
Commercial real estate	1,037	-	13,539	14,576	1,715,638	1,730,214	-
Construction real estate	-	-	-	-	25,230	25,230	-
Residential real estate	844	5,511	5,176	11,531	765,291	776,822	-
Mortgage warehouse advances	-	-	-	-	53,535	53,535	-
	$5,585	$5,743	$24,786	$36,114	$3,036,667	$3,072,781	$-

(1) Includes nonaccrual loans.

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2025
Agricultural	$-	$-	$-	$-	$56,218	$56,218	$-
Commercial and industrial	187	-	6,249	6,436	346,120	352,556	-
Consumer	102	38	62	202	26,499	26,701	-
Commercial real estate	547	211	8,020	8,778	1,771,618	1,780,396	-
Construction real estate	685	495	-	1,180	17,959	19,139	-
Residential real estate	10,844	4,671	4,952	20,467	707,570	728,037	-
Mortgage warehouse advances	-	-	-	-	58,987	58,987	-
	$12,365	$5,415	$19,283	$37,063	$2,984,971	$3,022,034	$-

(1) Includes nonaccrual loans.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans. All collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial and consumer, which were secured by accounts receivable, inventory, vehicles or equipment.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	ACL Allocation	Loan Balance	ACL Allocation
Agricultural	$583	$12	$3	$-
Commercial and Industrial	5,176	2,460	1,500	8
Commercial Real Estate	16,002	2,555	7,715	1,714
Consumer	107	4	115	5
Residential Real Estate	17,064	545	11,195	361
Total	$38,932	$5,576	$20,528	$2,088

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except share data)	June 30,		June 30,
	2026	2025	2026	2025
Basic
Net (loss) income	$12,463	$13,534	$26,167	$(372)

Weighted average common shares outstanding	14,962,556	14,999,067	14,976,211	12,849,509

Basic (loss) earnings per common shares	$0.83	$0.90	$1.75	$(0.03)

Diluted
Net (loss) income	$12,463	$13,534	$26,167	$(372)

Weighted average common shares outstanding	14,962,556	14,999,067	14,976,211	12,849,509
Plus dilutive stock options and restricted stock units	43,962	36,046	39,849	39,390

Weighted average common shares outstanding and potentially dilutive shares	15,006,518	15,035,113	15,016,060	12,888,899

Diluted (loss) earnings per common share	$0.83	$0.90	$1.74	$(0.03)

There were no stock options that were considered anti-dilutive to earnings per share for the three and six months ended June 30, 2026 or the three and six months ended June 30, 2025.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Assets
Cash and cash equivalents	$88,649	$88,649	$88,649	$-	$-
Equity securities at fair value	9,497	9,497	5,766	-	3,731
Securities available for sale	555,571	555,571	88,701	466,870	-
Securities held to maturity	383,345	344,826	-	328,939	15,887
Federal Home Loan Bank and Federal
Reserve Bank stock	28,377	28,377	-	28,377	-
Loans held for sale	3,833	3,948	-	3,948	-
Loans, net	3,037,043	2,970,655	-	-	2,970,655
Accrued interest receivable	14,812	14,812	-	14,812	-
Interest rate lock commitments	81	81	-	81	-
Interest rate derivative contracts	693	693	-	693	-
Interest rate swaps	837	837	-	837	-

Liabilities
Noninterest-bearing deposits	943,943	943,943	943,943	-	-
Total interest-bearing deposits	2,564,661	2,562,775	-	2,562,775	-
Brokered deposits	93,228	93,224	-	93,224	-
Borrowings	294,850	294,769	-	294,769	-
Subordinated debentures	48,646	45,871	-	45,871	-
Accrued interest payable	2,110	2,110	-	2,110	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	843	843	-	843	-

December 31, 2025
Assets
Cash and cash equivalents	$87,988	$87,988	$87,988	$-	$-
Equity securities at fair value	9,353	9,353	5,723	-	3,630
Securities available for sale	554,420	554,420	89,035	465,385	-
Securities held to maturity	385,193	348,122	-	332,243	15,879
Federal Home Loan Bank and Federal Reserve Bank stock	31,116	31,116	-	31,116	-
Loans held for sale	7,185	7,401	-	7,401	-
Loans, net	2,986,484	2,941,021	-	-	2,941,021
Accrued interest receivable	14,537	14,537	-	14,537	-
Interest rate lock commitments	202	202	-	202	-
Interest rate derivative contracts	8,446	8,446	-	8,446	-
Interest rate swaps	1,815	1,815	-	1,815	-

Liabilities
Noninterest-bearing deposits	907,007	907,007	907,007	-	-
Total interest-bearing deposits	2,588,111	2,587,407	-	2,587,407	-
Brokered deposits	104,906	105,040	-	105,040	-
Borrowings	264,788	265,179	-	265,179	-
Subordinated debentures	48,460	46,886	-	46,886	-
Accrued interest payable	2,475	2,475	-	2,475	-
Interest rate swaps	1,826	1,826	-	1,826	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - June 30, 2026
Equity securities	$5,766	$-	$3,731	$9,497

Investment Securities, Available for Sale - June 30, 2026
U.S. Treasury notes and bonds	$88,701	$-	$-	$88,701
State and municipal	-	199,231	-	199,231
Mortgage-backed	-	256,723	-	256,723
Corporate	-	224	-	224
Asset-backed securities	-	10,692	-	10,692
Total	$88,701	$466,870	$-	$555,571

Derivative Instruments - June 30, 2026
Interest rate derivative contracts - assets	$-	$693	$-	$693
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - June 30, 2026
Interest rate swaps - assets	$-	$837	$-	$837
Interest rate swaps - liabilities	$-	$843	$-	$843

Equity Securities Held at Fair Value - December 31, 2025
Equity securities	$5,723	$-	$3,630	$9,353

Investment Securities, Available for Sale - December 31, 2025
U. S. Treasury notes and bonds	$89,035	$-	$-	$89,035
State and municipal	-	227,574	-	227,574
Mortgage-backed	-	227,054	-	227,054
Corporate	-	222	-	222
Asset-backed securities	-	10,535	-	10,535
Total	$89,035	$465,385	$-	$554,420

Derivative Instruments - December 31, 2025
Interest rate derivative contracts - assets	$-	$8,446	$-	$8,446
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - December 31, 2025
Interest rate swaps - assets	$-	$1,815	$-	$1,815
Interest rate swaps - liabilities	$-	$1,826	$-	$1,826

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Six Months Ended
(Dollars in thousands)	June 30,
	2026	2025
Equity Securities Held at Fair Value
Balance, January 1	$3,630	$2,944
Total realized and unrealized (losses) gains included in noninterest income	42	255
Net purchases, sales, calls, and maturities	59	770
Net transfers into Level 3	-	-
Balance, June 30,	$3,731	$3,969

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at June 30,	$15	$10

Of the Level 3 assets that were held by the Company at June 30, 2026, the net unrealized gain as of June 30, 2026 was $765,000, compared to $572,000 as of June 30, 2025. The change in the net unrealized gain or loss is recognized in noninterest income or other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $59,000 and $770,000 of Level 3 securities were purchased during the six months ended June 30, 2026 and 2025, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
June 30, 2026	$33,356	$-	$-	$33,356
December 31, 2025	$16,936	$-	$-	$16,936

Other Real Estate
June 30, 2026	$1,869	$-	$-	$1,869
December 31, 2025	$2,524	$-	$-	$2,524

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

Insurance and investment commission income

Revenue includes fees from the investment management advisory services and revenue is recognized when services are rendered. Revenue also includes commissions received from the placement of brokerage transactions for purchase or sale of stocks or other investments, which is recognized when the transaction has been completed. Insurance commission income includes commissions received from the brokerage of insurance policies and is recognized when the company has satisfied its performance obligation under the terms of the agreement.

Trust fee income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025
Customer service charges	$1,745	$1,401	$3,401	$2,582
Interchange income	2,139	2,083	4,031	3,592
Insurance and investment commission income	720	540	1,271	835
Trust fee income	671	596	1,363	1,102
Other charges and fees for customer services	155	198	346	359
Noninterest income from contracts with customers within the scope of ASC 606	5,430	4,818	10,412	8,470
Noninterest income within the scope of other GAAP topics	(491)	1,685	342	2,955
Total noninterest income	$4,939	$6,503	$10,754	$11,425

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

Active Interest Rate Swaps

In the third quarter of 2025, ChoiceOne entered into $30.4 million in amortizing pay-fixed/receive-floating rate swaps to hedge interest rate risk on approximately $40.6 million of newly purchased agency mortgage backed securities. The swap is designated as a fair value hedge and will amortize with the expected cash flow of the bonds and hold a coupon of 3.52% and a contractual term ending in 2040. A fair value basis adjustment associated with available-for-sale agency mortgage backed securities initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the agency mortgage backed securities related to the hedged risk (the benchmark interest rate component) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid monthly, with the first starting in October 2025, and will be included in interest income. Settlements on this swap increased interest income by $8,000 and $14,000 during the three and six months ended June 30, 2026, respectively, and zero during the three and six months ended June 30, 2025.

Terminated Interest Rate Swaps

In 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. On February 6, 2025, ChoiceOne sold $50 million of the Pay Fixed Swap Agreement. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. On February 26, 2026, ChoiceOne sold the remaining $150 million of the Pay Fixed Swap Agreement, which resulted in a gain of approximately $4.6 million, which will be recognized through interest expense over the 6 years remaining on the life of the swap. Interest expense was reduced by net settlements and accretion from the gain on the sales of the Pay Fixed Swap Agreement which totaled $310,000 and $722,000 for the three months ended June 30, 2026 and June 30, 2025, respectively and $721,000 and $1.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

In 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. In January 2026, ChoiceOne sold these swaps, realizing a gain of $2.5 million, that will be applied to the basis of the hedged bonds. Settlements on these four pay-fixed/receive-floating interest rate swaps amounted to $37,000 for the three months ended March 31, 2026, with no future settlements. Settlements amounted to $472,000 and $978,000 for the three and six months ended June 30, 2025, respectively.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$693	Other Assets	$8,446
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended June 30, 2026		Three months ended June 30, 2025		Six months ended June 30, 2026		Six months ended June 30, 2025
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$8	$311	$536	$723	$51	$721	$1,086	$1,473

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(284)	$-	$2,118	$-	$(412)	$-	$6,696	$-
Derivatives designated as hedging instruments	$284	$-	$(2,054)	$-	$412	$-	$(6,588)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$310	$-	$124	$-	$501	$-	$211
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

June 30, 2026
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$37,993	$(699)

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

The table below presents the notional and fair value of these derivative instruments as of June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$93,236	Other Assets	$837
Derivative liabilities
Interest rate swaps	$93,236	Other Liabilities	$843

	December 31, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$101,508	Other Assets	$1,815
Derivative liabilities
Interest rate swaps	$101,508	Other Liabilities	$1,826

The fair value of interest rate swaps in a net liability position, which includes accrued interest was $843,000 and $1.8 million as of June 30, 2026 and December 31, 2025, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset; however, ChoiceOne has elected to present the assets and liabilities gross. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent banks was $303,000 and $1.7 million at June 30, 2026 and December 31, 2025, respectively. Cash pledged as collateral to the correspondent bank was $762,000 and $2.5 million at June 30, 2026 and December 31, 2025, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $93.2 million as of June 30, 2026 and $101.5 million at December 31, 2025. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

The following represents the contractual maturities of Federal Home Loan Bank Advances:

(Dollars in thousands)	June 30, 2026	December 31, 2025

Maturity of January 2026 with fixed interest rate of 4.35%	$-	$10,000
Maturity of March 2026 with Variable-fed fund Callable rate of 3.79%	-	180,000
Maturity of March 2026 with Variable-fed fund Callable rate of 3.79%	-	35,000
Maturity of August 2026 with Variable-fed fund Callable rate of 3.78%	25,000	-
Maturity of September 2026 with Variable-fed fund Callable rate of 3.78%	230,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000	10,000
Maturity of December 2027 with fixed interest rate of 3.76%	20,000	20,000
Total contractual advances outstanding at period end	$295,000	$265,000

As of June 30, 2026, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $327.7 million and loans pledged with a carrying value of approximately $850.3 million. Based on this collateral, the Bank was eligible to borrow an additional $980.5 million at quarter end June 30, 2026 from the Federal Reserve Bank.

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $615.6 million and no securities at June 30, 2026 and by residential real estate loans with a carrying value of approximately $610.9 million and no securities at December 31, 2025. Based on this collateral, the Bank was eligible to borrow an additional $119.1 million at June 30, 2026, compared to an additional $145.7 million at year-end 2025.

In June 2026, ChoiceOne obtained a $5 million line of credit with an annual renewal. The line carries a floating rate of prime rate with a floor of 3.25% and a rate of 6.75% at June 30, 2026 and December 31, 2025. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds. ChoiceOne was in compliance with all covenants as of June 30, 2026 and December 31, 2025. The line of credit had no outstanding balance at June 30, 2026 and December 31, 2025, respectively.

In February 2026, ChoiceOne obtained a $25 million FHLB overdraft line of credit with an annual renewal. Interest on overdrafts will be calculated using the FHLB variable advance rate and is accrued for outstanding advances on a daily basis, paid monthly. The overdraft line of credit had no outstanding balance at June 30, 2026.

NOTE 10 – Subordinated Debentures

ChoiceOne acquired trust preferred securities in the acquisition of Community Shores. The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month Secured Overnight Financing Rate and the rate was 6.0% at June 30, 2026 and December 31, 2025. The stated maturity is December 30, 2034. Total trust preferred securities at June 30, 2026 were $3.6 million consisting of $4.5 million in trust preferred securities less $856,000 in merger fair value adjustments. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

ChoiceOne acquired trust preferred securities in the merger with Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month SOFR and the rate was 6.9% at June 30, 2026 and 7.0% at December 31, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at June 30, 2026 were $10.9 million consisting of $12.0 million in trust preferred securities less $1.1 million in merger fair value adjustments, which is being amortized over 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I, and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month SOFR and the rate was 5.5% at June 30, 2026 and 5.7% at December 31, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at June 30, 2026 were $1.6 million consisting of $2.0 million in trust preferred securities less $384,000 in merger fair value adjustments, which is being amortized over 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust II, and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

Major Customers: The Company does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Total Revenues	$117,970	$105,309
Net (loss) Income	$26,167	$(372)
Total Assets	$4,456,889	$4,310,252

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

FORWARD-LOOKING STATEMENTS

This discussion and other sections of this quarterly report contain forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and ChoiceOne. Words such as “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “is likely,” “plans,” “predicts,” “projects,” “may,” “could,” “look forward,” “continue,” “future,” “will” and variations of such words and similar expressions are intended to identify such forward-looking statements. Management’s determination of the provision and allowance for credit losses, the carrying value of goodwill, loan servicing rights, other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involve judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed, implied or forecasted in such forward-looking statements. Furthermore, ChoiceOne undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

RESULTS OF OPERATIONS

ChoiceOne reported net income of $12,463,000 and $26,167,000 for the three and six months ended June 30, 2026, respectively, compared to net income of $13,534,000 and a net loss of $372,000 for the three and six months ended June 30, 2025, respectively. Diluted earnings per share were $0.83 and $1.74 for the three and six months ended June 30, 2026, compared to diluted earnings per share of $0.90 and diluted loss per share of $0.03 for the three and six months ended June 30, 2025, respectively. Second quarter results for 2026 included a pre-tax securities loss of approximately $1.9 million, which reduced diluted earnings per share by approximately $0.10, as ChoiceOne repositioned lower-yielding municipal securities to fund loan growth and improve its interest rate profile.

As of June 30, 2026, total assets were $4.5 billion, an increase of $146.6 million compared to June 30, 2025. The growth in total assets is primarily attributed to growth in core loans, securities and warehouse mortgage advances. This growth was partially offset by a reduction in the cash balance of $67.6 million as of June 30, 2026, during the twelve months ended June 30, 2026.

Core loans, which exclude held for sale loans and mortgage warehouse advances, increased by $87.1 million or an annualized 11.9% during the second quarter of 2026 and grew by $101.5 million or 3.5% during the twelve months ended June 30, 2026. Of this growth approximately $40.0 million was due to a purchase of seasoned, high quality adjustable rate mortgages from another community bank made during the second quarter 2026. Loan interest income increased $703,000 in the second quarter of 2026 compared to the first quarter of 2026 and decreased $187,000 compared to the second quarter of 2025. The decrease from the second quarter of 2025 is partially due to a decline in interest income due to accretion from purchased loans during the second quarter of 2026 compared to the second quarter of 2025. Interest income due to accretion from purchased loans was approximately $2.4 million during the second quarter of 2026 compared to $3.5 million for the three months ended June 30, 2025. Interest income due to accretion from purchased loans increased net interest margin by 24 and 36 basis points in the second quarter of 2026 and the second quarter of 2025, respectively. Of the amount recognized in the second quarter of 2026, $2.0 million was calculated using the effective interest rate method of amortization, while the remaining $433,000 resulted from unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated interest income due to accretion from purchased loans for the remainder of 2026 using the effective interest method of amortization is $3.8 million; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $48.0 million remains to be recognized as interest income due to accretion from purchased loans over the life of the purchased loans portfolio.

Deposits, excluding brokered deposits, decreased by $55.4 million as of June 30, 2026, compared to March 31, 2026. This decline is largely due to seasonality in municipal deposits as municipal operational balances fluctuate with the timing of tax receipts. Municipal deposits decreased by approximately $95.0 million during the second quarter of 2026, which is consistent with historical fluctuations. Deposits, excluding brokered deposits, increased by $22.2 million as of June 30, 2026, compared to June 30, 2025. This increase is primarily organic growth in interest bearing and savings accounts offset by a decline in higher interest certificate of deposit accounts. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and short-term FHLB advances to ensure ample liquidity. As of June 30, 2026, the total balance of borrowed funds from the FHLB was $295.0 million at a weighted average rate of 3.80%, with $275.0 million due within 12 months. At June 30, 2026, total available borrowing capacity secured by pledged assets was $1.1 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.2 billion or 33.1% of deposits at June 30, 2026.

In the three months ended June 30, 2026, ChoiceOne's annualized cost of deposits to average total deposits increased four basis points to 1.58% from 1.54% for the three months ended March 31, 2026. The annualized cost of funds increased four basis points to 1.77% for the three months ended June 30, 2026, from 1.73% in the prior quarter, primarily driven by higher rates on interest-bearing demand deposits and savings deposits offset by lower rates on certificates of deposit, borrowings, subordinated debentures, and brokered deposits. The average balance of certificates of deposit declined $14.2 million during the second quarter of 2026. Interest expense on borrowings increased $58,000 compared to the first quarter of 2026 as average borrowings increased $5.1 million. ChoiceOne’s deposit costs may have slight upward pressure as new and repriced deposits carry rates above the existing portfolio average.

ChoiceOne incurred a $550,000 provision for credit losses on loans during the second quarter of 2026, due to the increase in loan balances and $309,000 in net charge offs. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.16% on June 30, 2026 compared to 1.19% and 1.18% on March 31, 2026 and December 31, 2025, respectively. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.04% for the second quarter of 2026. Nonperforming loans to total loans (excluding loans held for sale) increased to 1.07% as of June 30, 2026 compared to 1.01% as of March 31, 2026. Notably, 0.49% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to certain purchased loans which were identified prior to acquisition as having credit deterioration. In addition, 30.6% of the nonperforming loans carry partial government guarantees from the SBA or USDA.

The annualized return on average assets and annualized return on average shareholders’ equity were 1.13% and 10.46%, respectively, for the second quarter of 2026, compared to 1.26% and 12.66%, respectively, for the same period in 2025. The annualized return on average assets and annualized return on average shareholders’ equity were 1.19% and 11.04%, respectively, for the six months ended June 30 2026, compared to annualized loss on average assets and annualized loss on average shareholders’ equity of (0.02)% and (0.21)%, respectively, for the same period in 2025.

Dividends

Cash dividends of $4.3 million or $0.29 per share were declared in the second quarter of 2026, compared to $4.2 million or $0.28 per share in the second quarter of 2025. The cash dividend payout percentage was 34.8% for the second quarter of 2026, compared to 31.1% in the same period in the prior year. Cash dividends declared in the first six months of 2026 were $8.7 million or $0.58 per share, compared to $8.4 million or $0.56 per share in the same period during the prior year. The cash dividend payout percentage was 33.1% for the six months ended June 30, 2026. The Board of Directors’ determination of appropriate cash dividends will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and six months ended June 30, 2026 and 2025. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended June 30,			Three Months Ended March 31,			Three Months Ended June 30,
	2026			2026			2025
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,998,144	$46,364	6.20%	$2,979,652	$45,661	6.21%	$2,936,168	$46,551	6.36%
Taxable securities (2)	774,014	5,633	2.92	755,718	5,492	2.95	695,546	5,264	3.04
Nontaxable securities (1)	275,477	1,810	2.64	281,295	1,837	2.65	289,061	1,764	2.45
Other	56,036	532	3.81	74,803	690	3.74	63,416	735	4.65
Interest-earning assets	4,103,671	54,339	5.31	4,091,468	53,680	5.32	3,984,191	54,314	5.46
Noninterest-earning assets	311,894			313,152			314,322
Total assets	$4,415,565			$4,404,620			$4,298,513

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,363,149	$6,562	1.93%	$1,404,153	$6,282	1.81%	$1,332,318	$6,163	1.86%
Savings deposits	620,744	1,516	0.98	613,837	1,379	0.91	595,362	1,003	0.68
Certificates of deposit	584,423	4,922	3.38	598,616	5,099	3.45	646,247	6,353	3.94
Brokered deposit	135,700	1,341	3.96	100,175	985	3.99	120,720	1,321	4.39
Borrowings	231,263	2,240	3.89	226,192	2,182	3.91	169,257	1,945	4.61
Subordinated debentures	48,597	663	5.47	48,503	661	5.53	48,971	689	5.65
Other	-	-	-	4,871	45	3.75	11,763	129	4.39
Interest-bearing liabilities	2,983,876	17,244	2.32	2,996,347	16,633	2.25	2,924,638	17,603	2.41
Demand deposits	927,628			907,453			915,637
Other noninterest-bearing liabilities	27,385			30,425			30,695
Total liabilities	3,938,889			3,934,225			3,870,970
Shareholders' equity	476,676			470,395			427,543
Total liabilities and shareholders' equity	$4,415,565			$4,404,620			$4,298,513

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,095			$37,047			$36,711

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.63%			3.67%			3.70%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$37,095			$37,047			$36,711
Adjustment for taxable equivalent interest		(398)			(405)			(389)
Net interest income (GAAP)		$36,697			$36,642			$36,322
Net interest margin (GAAP)			3.59%			3.63%			3.66%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $29.4 million, $27.5 million, and $16.8 million in the second quarter of 2026, the first quarter of 2026 and the second quarter of 2025, respectively.
(5)
Interest on loans included net origination fees and interest income due to accretion from purchased loans. Interest income due to accretion from purchased loans was $2.4 million, $2.7 million and $3.5 million in the second quarter of 2026, the first quarter of 2026 and the second quarter of 2025, respectively.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$2,988,947	$92,025	6.21%	$2,480,437	$79,217	6.44%
Taxable securities (2)	764,917	11,125	2.93	692,710	9,994	2.91
Nontaxable securities (1)	278,370	3,647	2.64	288,970	3,547	2.48
Other	65,369	1,222	3.77	89,108	1,914	4.33
Interest-earning assets	4,097,603	108,019	5.32	3,551,225	94,672	5.38
Noninterest-earning assets	312,515			260,529
Total assets	$4,410,118			$3,811,754

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,383,538	$12,844	1.87%	$1,222,719	$10,584	1.75%
Savings deposits	617,309	2,895	0.95	513,730	1,885	0.74
Certificates of deposit	591,481	10,021	3.42	567,286	11,302	4.02
Brokered deposit	118,036	2,326	3.97	83,344	1,784	4.32
Borrowings	228,742	4,422	3.90	181,542	4,143	4.60
Subordinated debentures	48,550	1,324	5.50	44,446	1,200	5.44
Other	2,422	45	3.72	16,134	352	4.40
Interest-bearing liabilities	2,990,078	33,877	2.28	2,629,201	31,250	2.40
Demand deposits	917,597			784,261
Other noninterest-bearing liabilities	28,403			42,090
Total liabilities	3,936,078			3,455,552
Shareholders' equity	474,040			356,202
Total liabilities and shareholders' equity	$4,410,118			$3,811,754

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$74,142			$63,421

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.65%			3.60%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$74,142			$63,421
Adjustment for taxable equivalent interest		(803)			(788)
Net interest income (GAAP)		$73,339			$62,633
Net interest margin (GAAP)			3.61%			3.56%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $28.6 million and $12.4 million in the six months ended June 30, 2026 and 2025, respectively.
(5)
Interest on loans included net origination fees and accretion income. Accretion income was $5.1 million and $6.4 million in the six months ended June 30, 2026 and 2025, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended June 30,
(Dollars in thousands)	2026 Over 2025
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$(187)	$4,167	$(4,354)
Taxable securities	369	1,517	(1,148)
Nontaxable securities (2)	46	(393)	439
Other	(203)	(79)	(124)
Net change in interest income	25	5,212	(5,187)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	399	151	248
Savings deposits	513	45	468
Certificates of deposit	(1,431)	(574)	(857)
Brokered deposit	20	589	(569)
Borrowings	295	1,923	(1,628)
Subordinated debentures	(26)	(5)	(21)
Other	(129)	(65)	(64)
Net change in interest expense	(359)	2,064	(2,423)
Net change in tax-equivalent net interest income	$384	$3,148	$(2,764)

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

(2)
Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

	Six Months Ended June 30,
(Dollars in thousands)	2026 Over 2025
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$12,808	$17,051	$(4,244)
Taxable securities	1,131	1,090	40
Nontaxable securities (2)	(158)	(331)	173
Other	(692)	(556)	(136)
Net change in interest income	13,089	17,254	(4,167)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	2,260	1,786	473
Savings deposits	1,010	598	413
Certificates of deposit	(197)	1,169	(1,367)
Brokered deposit	542	758	(215)
Borrowings	279	1,201	(922)
Subordinated debentures	124	117	6
Other	(307)	(282)	(25)
Net change in interest expense	3,711	5,347	(1,637)
Net change in tax-equivalent net interest income	$9,378	$11,907	$(2,530)

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

Net Interest Income

Net interest income increased $375,000 to $36.7 million for the three months ended June 30, 2026, compared to $36.3 million for the same period in 2025. For the six months ended June 30, 2026, net interest income increased $10.7 million to $73.3 million compared to $62.6 million for the same period in 2025. The increase during both periods was driven primarily by growth in average earning assets, including loans and securities, and a lower cost funding base. These benefits were partially offset by lower yields on earning assets, principally due to the continuing decline in interest income due to accretion from purchased loans and the repricing of variable-rate loans in a lower interest rate environment.

Net interest margin was 3.59% for the second quarter of 2026, compared to 3.66% for the second quarter of 2025, while tax-equivalent net interest margin was 3.63% compared to 3.70% in the prior-year quarter. The seven-basis-point decline in both measures was largely attributable to interest income due to accretion from purchased loans, which contributed approximately 24 basis points to the second quarter of 2026 net interest margin, compared to 36 basis points in the second quarter of 2025. Excluding the impact of interest income due to accretion from purchased loans, underlying margin performance remained relatively stable as lower earning asset yields were substantially offset by continued improvement in funding costs.

For the first six months of 2026, net interest margin increased to 3.61% from 3.56% for the same period in 2025, while tax-equivalent net interest margin increased to 3.65% from 3.60% in the same period in 2025. The improvement was primarily driven by a reduction in funding costs and favorable changes in funding mix, including growth in interest-bearing demand deposits and savings deposits and a reduction in higher-cost certificates of deposit. Average earning assets increased $546.4 million, or 15.4% for the first six months of 2026, compared to the prior-year period, while the annualized cost of deposits declined six basis points to 1.55% and the annualized cost of funds declined ten basis points to 1.73%.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three months ended June 30, 2026, March 31, 2026 and June 30, 2025 for the six months ended June 30, 2026 and 2025.

	Three months ended,			Six Months Ended June 30,
	June 30, 2026	March 31, 2026	June 30, 2025	2026	2025
Cost of deposits	1.58%	1.54%	1.65%	1.55%	1.61%
Cost of funds	1.77%	1.73%	1.84%	1.73%	1.83%

Average loans increased $62.0 million during the second quarter of 2026 and $508.5 million, during the first six months of 2026 compared to the corresponding periods in 2025. The average yield on loans declined 16 basis points during the second quarter of 2026 and 21 basis points during the first six months of 2026 compared to the corresponding periods in 2025, primarily due to lower interest income due to accretion from purchased loans and the repricing of variable-rate loans in a lower interest rate environment. Interest income due to accretion from purchased loans totaled $2.4 million during the second quarter of 2026, compared to $3.5 million in the prior-year quarter, reducing the benefit to net interest margin to 24 basis points from 36 basis points in the prior-year quarter. As of June 30, 2026, approximately $48.0 million of interest income due to accretion from purchased loans remained to be recognized over the life of the purchased loan portfolio.

Interest income on securities increased $415,000 and $1.2 million for the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily attributable to higher average securities balances, which increased $64.9 million and $61.4 million for the three and six months ended June 30, 2026, respectively. Average securities balances increased as the Company redeployed excess liquidity into agency mortgage-backed securities and other investment securities. The average yield earned on securities decreased approximately 2 basis points to 2.84% for the three months ended June 30, 2026 compared to 2.86% for the same period in 2025. For the six months ended June 30, 2026, the average yield earned on securities increased approximately 7 basis points to 2.83% compared to 2.76% for the same period in 2025. Securities income and yields continued to be impacted by lower cash settlements from interest rate swaps that matured or were terminated during late 2025 and early 2026 and had previously provided additional income on portions of the securities portfolio.

Deposits and borrowings continued to provide stable funding for balance sheet growth while benefiting from the repricing of liabilities in a lower interest rate environment. Average interest-bearing deposits increased during both the three- and six-month periods ended June 30, 2026, led by growth in interest-bearing demand and savings deposits, while higher-cost certificates of deposit declined as a percentage of total funding. As a result, the annualized cost of deposits decreased to 1.58% for the second quarter of 2026 from 1.65% in the second quarter of 2025 and to 1.55% for the first six months of 2026 from 1.61% in the comparable prior-year period.

Interest expense on borrowings and subordinated debentures increased $270,000 for the three months ended June 30, 2026 compared to the same period in 2025. Average balance of borrowings and subordinated debentures increased $61.6 million, which was offset by a 72 point basis point decrease in rate for borrowings and an 18 basis point decrease in rate for subordinated debentures. Interest expense on borrowings and subordinated debentures increased $403,000 for the six months ended June 30, 2026 compared to the same period in 2025. Average balance of borrowings and subordinated debentures increased $51.3 million, which was offset by a 70 point basis point decrease in rate for borrowings and an 6 basis point increase in rate for subordinated debentures.

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

The provision for credit losses on loans was $550,000 for the first six months of 2026 compared to $13.8 million in the same period in 2025. The provision for credit losses in the first six months of 2025 was due primarily to $12.0 million of expense in the first quarter for the acquisition of $1.3 billion of loans purchased without credit deterioration in the Merger. Additional expense was recorded to account for organic growth, changes in qualitative factors, and forecast data used in the allowance for credit losses calculation. The allowance for credit losses also increased by $4.9 million in the first quarter of 2025 as the credit mark on loans purchased with credit deterioration (“PCD loans”) migrated into the reserve.

Nonperforming assets, which includes Other Real Estate Owned ("OREO") but excludes performing troubled loan modifications ("TLM"), increased by $3.2 million during the first six months of 2026 to $32.8 million at June 30, 2026, compared to the balance on December 31, 2025. The ACL was 1.16% of total loans, excluding loans held for sale, at June 30, 2026, compared to 1.18% as of December 31, 2025. The liability for expected credit losses on unfunded loans and other commitments was $1.3 million for both June 30, 2026 and December 31, 2025.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2026 and 2025 were as follows:

(Dollars in thousands)	2026		2025
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial and industrial	$364	$173	$10	$6
Consumer	405	242	392	142
Commercial real estate	-	-	208	-
Residential real estate	26	18	52	23
	$795	$433	$662	$171

Net charge-offs were $362,000 during the first six months of 2026, compared to net charge-offs of $491,000 during the same period in 2025. Net charge-offs for checking accounts during the first six months of 2026 were $161,000 compared to $132,000 for the same period in the prior year. Annualized net loan charge-offs as a percentage of average loans were 0.04% for the second quarter of 2026 compared to 0.06% for the same period in the prior year. Nonperforming loans to total loans (excluding loans held for sale) were 1.07% as of June 30, 2026 compared to 0.66% for the same period last year. Notably, 0.49% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to PCD loans acquired through the Merger which have a corresponding PCD credit reserve. In addition, 30.6% of the nonperforming loans at June 30, 2026 carry partial government guarantees from the SBA or USDA.

Noninterest Income

Noninterest income for the three months ended June 30, 2026 decreased $1.6 million to $4.9 million compared to $6.5 million for the same period in 2025. The decline was primarily driven by a $1.9 million loss on the sale of securities during the second quarter of 2026, compared to no gains or losses on the sale of securities in the prior-year period. In late June 2026, ChoiceOne sold approximately $25 million of municipal securities with a tax-equivalent yield of 2.28% for a pre-tax loss of $1.9 million. The sale of securities was undertaken to provide funding for the purchase of adjustable-rate residential mortgages and improve ChoiceOne’s overall interest rate profile. Partially offsetting this decline were increases in customer service charges and interchange income and insurance and investment commissions. Compared to the first quarter of 2026, noninterest income declined $876,000, primarily due to the increase in net losses on sales of securities. Noninterest income for the six months ended June 30, 2026 decreased $671,000, to $10.8 million compared to $11.4 million for the same period in 2025.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2026 increased $545,000, or 2.1%, to $26.1 million compared to $25.5 million for the same period in 2025. The increase was primarily attributable to higher salaries and benefits expense, partially offset by lower intangible amortization expense. Compared to the first quarter of 2026, noninterest expense increased $275,000, reflecting higher salaries and benefits expenses and data processing costs, partially offset by lower occupancy and equipment and intangible amortization expenses. Noninterest expense for the six months ended June 30, 2026 decreased $9.3 million, to $51.8 million compared to $61.2 million for the same period in 2025. The decrease was primarily attributable to the absence of $17.4 million of merger-related expenses incurred during the prior-year period. Excluding merger-related expenses, noninterest expense increased due to higher salaries and benefits, occupancy and equipment, data processing, professional fees, and other operating expenses associated with the Company's growth and integration activities. ChoiceOne expects to open a full service branch and lending office in Troy, Michigan later in 2026. ChoiceOne currently serves customers throughout Southeast Michigan and expects the Troy office to further support commercial lending and treasury management growth initiatives.

Income Tax Expense

Income tax expense was $2.6 million in the three months ended June 30, 2026 and $5.5 million in the six months ended June 30, 2026, compared to income tax expense of $3.1 million and $554,000 tax benefit for the same periods in 2025. The tax benefit for 2025 was generated by the loss in the first quarter of 2025 due to expenses related to the Merger. The effective tax rate was 17.1% and 17.5% for the three and six months ended June 30, 2026, respectively, compared to 18.8% and 59.8% for the same periods in 2025. ChoiceOne’s second quarter 2026 tax expense was reduced by a $1.9 million loss on sale of securities.

FINANCIAL CONDITION

At June 30, 2026, ChoiceOne had consolidated total assets of $4.5 billion, net loans of $3.0 billion, total deposits (excluding brokered deposits) of $3.5 billion and total shareholders' equity of $482.7 million. Asset growth was primarily due to growth in the loan portfolio and increases in the cash surrender value of bank-owned life insurance, partially offset by decreases in investment securities and other assets. The Company’s balance sheet is well-positioned to support continued lending activity, customer deposit relationships, and overall liquidity needs.

Securities

On June 30, 2026, total available‑for‑sale securities were $555.5 million, compared to $554.4 million at December 31, 2025. The modest increase was primarily driven by the purchase of $45.5 million of securities, $34.2 million of which were agency mortgage-backed securities, partially offset by the sale of $29.5 million of securities and normal portfolio runoff from principal repayments, calls, and maturities.

Total held to maturity securities on June 30, 2026 were $383.3 million compared to $385.2 million on December 31, 2025. ChoiceOne's held to maturity securities declined during the first six months of 2026 due to principal repayments, calls and maturities, which was offset by the purchase of $1.9 million of securities during the first six months of 2026.

At June 30, 2026, ChoiceOne had $87.7 million in gross unrealized losses on its investment securities, including $48.6 million in unrealized losses on available for sale securities, $39.0 million in unrealized losses on held to maturity securities, and $528,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell the bonds prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Equity securities included a money market preferred security of $1.0 million and common stock of $8.4 million as of June 30, 2026 and December 31, 2025.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		June 30, 2026		December 31, 2025
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$68,598	2.2%	$89,394	3.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B, 9A	926,992	30.2%	875,818	29.0%
Multifamily Loans	1D	104,275	3.4%	150,380	5.0%
Owner Occupied CRE Loans	1E1	589,964	19.2%	553,208	18.3%
Non-Owner Occupied CRE Loans	1E2	905,344	29.5%	917,758	30.4%
Commercial & Industrial Loans	2A2, 4A,10B	391,954	12.7%	345,064	11.4%
Farm & Agriculture Loans	1B, 3	53,767	1.7%	57,525	1.9%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2	31,887	1.0%	32,887	1.1%

Total Loans		$3,072,781		$3,022,034

Core loans, which exclude held for sale loans and mortgage warehouse advances, increased by $87.1 million or an annualized 11.9% during the second quarter of 2026 and grew by $101.5 million or 3.5% during the twelve months ended June 30, 2026. Of this growth, approximately $40.0 million was due to a purchase of seasoned, high quality adjustable rate mortgages from another community bank made during the second quarter of 2026.

Mortgage warehouse advances decreased by $5.5 million as of June 30, 2026 compared to December 31, 2025. Mortgage warehouse advances consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates and balances that fluctuate in line with the national mortgage market.

Goodwill

Goodwill is not amortized but is evaluated annually for impairment and on an interim basis if events or changes in circumstances indicate that goodwill might be impaired. The goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and an impairment charge would be recognized for any amount by which the carrying amount exceeds the reporting unit’s fair value. Accounting pronouncements allow a company to first perform a qualitative assessment for goodwill prior to a quantitative assessment (Step 1 assessment). If the results of the qualitative assessment indicate that it is more likely than not that goodwill is impaired, then a quantitative assessment must be performed. If not, there is no further assessment required. The Company acquired Valley Ridge Financial Corp. in 2006, County Bank Corp in 2019, Community Shores Bank Corporation in 2020, and Fentura in 2025, which resulted in the recognition of goodwill of $13.7 million, $38.9 million, $7.3 million and $69.9 million, respectively.

ChoiceOne conducted an annual assessment of goodwill as of June 30, 2026 and no impairment was identified.

Deposits and Borrowings

Deposits, excluding brokered deposits, decreased by $55.4 million as of June 30, 2026, compared to March 31, 2026. This decline is largely due to seasonality in municipal deposits as municipal operational balances fluctuate with the timing of tax receipts. Municipal deposits decreased by approximately $95.0 million during the second quarter, which is consistent with historical fluctuations. Deposits, excluding brokered deposits, increased by $13.5 million as of June 30, 2026, compared to December 31, 2025. This increase is primarily organic growth in interest bearing and savings accounts offset by a decline in higher interest certificate of deposit accounts. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and short-term FHLB advances to ensure ample liquidity. As of June 30, 2026, the total balance of borrowed funds from the FHLB was $295.0 million at a weighted average rate of 3.80%, with $275.0 million due within 12 months. At June 30, 2026, total available borrowing capacity secured by pledged assets was $1.1 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets.

In the three months ended June 30, 2026, ChoiceOne's annualized cost of deposits to average total deposits increased four basis points to 1.58% from 1.54% for the three months ended March 31, 2026. The annualized cost of funds increased four basis points to 1.77% for the three months ended June 30, 2026, from 1.73% in the prior quarter, primarily driven by higher rates on interest-bearing demand deposits and savings deposits offset by lower rates on certificates of deposit, borrowings, subordinated debentures, and brokered deposits.

ChoiceOne recognized a core deposit intangible of $31.0 million related to the Merger in the first quarter of 2025. This intangible asset, valued at 2.78% of Fentura's core deposits, is being amortized over a period of 10 years using the sum-of-years-digits method. This approach reflects the anticipated pattern of economic benefits derived from the core deposits. ChoiceOne recognized core deposit intangible expense of $1.2 million for the three months ended June 30, 2026 and $2.9 million for the six months ended June 30, 2026.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $16.2 million in subordinated debentures that were obtained in the acquisition of Community Shores Bank Corporation and the Merger with Fentura, offset by the merger mark-to-market adjustment.

Shareholders' Equity

At June 30, 2026, shareholders’ equity was $482.7 million, an increase from $431.8 million on June 30, 2025. ChoiceOne repurchased 35,000 shares of stock for a net cost of $1.1 million in the second quarter of 2026 and 75,116 shares collectively, during the first quarter of 2026 and the fourth quarter of 2025 for a net cost of $2.2 million under our existing share repurchase plan. The repurchase plan has 265,272 shares remaining to purchase as of June 30, 2026. The repurchase of shares reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 12.9% as of June 30, 2026, compared to 12.4% on June 30, 2025.

.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$444,805	13.3%	$268,269	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	359,075	10.7	150,902	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	375,244	11.2	201,202	6.0	N/A	N/A
Tier 1 capital (to average assets)	375,244	8.8	170,332	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$432,664	12.9%	$268,004	8.0%	$335,005	10.0%
Common equity Tier 1 capital (to risk weighted assets)	395,579	11.8	150,752	4.5	217,753	6.5
Tier 1 capital (to risk weighted assets)	395,579	11.8	201,003	6.0	268,004	8.0
Tier 1 capital (to average assets)	395,579	9.3	170,195	4.0	212,744	5.0

December 31, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$425,813	12.7%	$267,754	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	340,023	10.2	150,611	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	358,523	10.7	200,815	6.0	N/A	N/A
Tier 1 capital (to average assets)	358,523	8.5	168,643	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$417,800	12.5%	$267,564	8.0%	$334,455	10.0%
Common equity Tier 1 capital (to risk weighted assets)	382,914	11.4	150,505	4.5	217,396	6.5
Tier 1 capital (to risk weighted assets)	382,914	11.4	200,673	6.0	267,564	8.0
Tier 1 capital (to average assets)	382,914	9.1	168,463	4.0	210,579	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of June 30, 2026 are adequate for the foreseeable future.

Liquidity

Net cash provided by operating activities was $29.8 million for the six months ended June 30, 2026 compared to $2.5 million in the same period in 2025. The year-over-year change was primarily due to increased earnings and the lack of merger-related costs. Net cash used in investing activities was $50.0 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $267.0 million in the same period in 2025. The decrease is due to the cash acquired in the Merger, loan growth and the sale of $49.3 million of securities acquired in the Merger with Fentura in the first six months of 2025. ChoiceOne also received $173.1 million of cash from The State Bank as part of the Merger. During the first six months of 2026, net loan originations and payments used $46.0 million of cash, compared to providing $11.6 million of cash during the same period in 2025. Net cash provided by financing activities was $20.9 million for the six months ended June 30, 2026, compared to $210.0 million used in the same period in the prior year. ChoiceOne increased borrowing by $30.0 million in the first six months of 2026 compared to a decrease of $146.5 million in the same period during the prior year. ChoiceOne had a $1.8 million increase in deposits in the first six months of 2026 compared to a decrease of $53.4 million in the same period in 2025. The deposit increase is a combination of organic deposit growth offset by seasonality in municipal deposits.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $295.0 million in outstanding borrowings from the FHLB at a weighted average fixed rate of 3.80% with $275.0 million due within 12 months as of June 30, 2026. ChoiceOne had $93.2 million in brokered deposits on June 30, 2026. The acceptance of brokered deposits is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At June 30, 2026, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $1.1 billion.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of June 30, 2026. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the six months ended June 30, 2026 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the second quarter of 2026.

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022 authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. ChoiceOne repurchased 35,000 shares of stock for a net cost of $1.1 million during the second quarter of 2026 and 85,000 shares of stock for a net cost of $2.5 million during the six months ended June 30, 2026 under the repurchase plan. The repurchase plan has 265,272 shares remaining to purchase as of June 30, 2026. There was no stated expiration date. The repurchase reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders.

The following table provides information regarding ChoiceOne's purchases of its common stock during the quarter ended June 30, 2026.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
April 1 - April 30, 2026
Employee Transactions	-	$-	-
Repurchase Plan	-	$-	-	300,272
May 1 - May 31, 2026
Employee Transactions	-	$-	-
Repurchase Plan	25,000	$30.32	25,000	275,272
June 1 - June 30, 2026
Employee Transactions	-	$-	-
Repurchase Plan	10,000	$31.74	10,000	265,272

Item 5. Other Information

None

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

10.1

Employment Agreement between ChoiceOne Financial Services, Inc. and Kelly J. Potes, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.2

Employment Agreement between ChoiceOne Financial Services, Inc. and Michael J. Burke, Jr., dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.3

Change in Control Agreement between ChoiceOne Financial Services, Inc. and Adom J. Greenland, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.4

Change in Control Agreement between ChoiceOne Financial Services, Inc. and Bradley Henion, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.5

Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Kelly J. Potes, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.6

Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Michael J. Burke, Jr., dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.7

Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Adom J. Greenland, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.8

Supplemental Executive Retirement Benefits Agreement between ChoiceOne Bank and Bradley Henion, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.9	Split-Dollar Agreement between ChoiceOne Bank and Kelly J. Potes, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.10

Split-Dollar Agreement between ChoiceOne Bank and Michael J. Burke, Jr., dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.11

Split-Dollar Agreement between ChoiceOne Bank and Adom J. Greenland, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

10.12	Split-Dollar Agreement between ChoiceOne Bank and Bradley Henion, dated as of May 7, 2026. Previously filed as an exhibit to ChoiceOne’s Form 10-Q filed May 11, 2026. Here incorporated by reference.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHOICEONE FINANCIAL SERVICES, INC.

Date: August 10, 2026	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2026	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)