Form 10-Q
period 2026-09-30
CHOICEONE FINANCIAL SERVICES INC
filed 2026-11-09
CIK 803164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the Registrant had 14,923,972 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED BALANCE SHEETS (September 30, 2026 Unaudited)

	September 30,	December 31,
(Dollars in thousands, except share data)	2026	2025
Assets
Cash and due from banks	$94,615	$87,638
Time deposits in other financial institutions	350	350
Cash and cash equivalents	94,965	87,988

Equity securities, at fair value (Note 2)	9,421	9,353
Securities available for sale, at fair value (Note 2)	527,285	554,420
Securities held to maturity, at amortized cost (Note 2)	376,611	385,193
Federal Home Loan Bank stock	15,823	18,562
Federal Reserve Bank stock	12,555	12,554
Loans held for sale	1,573	7,185
Mortgage warehouse advances (Note 3)	42,228	58,987
Core loans (Note 3)	3,052,799	2,963,047
Total loans held for investment (Note 3)	3,095,027	3,022,034
Allowance for credit losses (Note 3)	(35,990)	(35,550)
Loans, net	3,059,037	2,986,484

Premises and equipment, net	50,400	48,110
Other real estate owned, net	1,908	2,524
Cash value of life insurance policies	87,763	74,798
Goodwill	129,854	129,854
Intangible assets	26,316	31,149
Other assets	65,594	62,377
Total assets	$4,459,105	$4,410,551

Liabilities
Deposits – noninterest-bearing	$936,946	$907,007
Deposits – interest-bearing	1,456,823	1,364,887
Savings deposits (Note 9)	629,123	607,045
Certificates of deposit (Note 9)	581,402	616,180
Brokered deposits	67,475	104,906
Total deposits	3,671,769	3,600,025

Borrowings	234,882	264,788
Subordinated debentures	48,728	48,460
Other liabilities	33,917	31,925
Total liabilities	3,989,296	3,945,198

Shareholders' Equity
Preferred stock; shares authorized: 100,000; shares outstanding: none	-	-
Common stock and paid-in capital, no par value; shares authorized: 30,000,000; shares outstanding: 14,918,659 at September 30, 2026 and 15,000,939 at December 31, 2025	395,878	398,386
Retained earnings	130,354	102,641
Accumulated other comprehensive loss, net	(56,423)	(35,674)
Total shareholders’ equity	469,809	465,353
Total liabilities and shareholders’ equity	$4,459,105	$4,410,551

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans, including fees	$48,017	$47,123	$140,005	$126,297
Securities:
Taxable	5,653	5,249	16,778	15,243
Tax exempt	1,291	1,418	4,172	4,220
Other	729	908	1,951	2,822
Total interest income	55,690	54,698	162,906	148,582

Interest expense
Deposits	14,331	14,287	42,417	39,843
Advances from Federal Home Loan Bank	2,134	1,926	6,418	5,637
Other	790	888	2,297	2,872
Total interest expense	17,255	17,101	51,132	48,352

Net interest income	38,435	37,597	111,774	100,230
Provision for (reversal of) credit losses on loans	900	200	1,450	14,013
Net interest income after provision	37,535	37,397	110,324	86,217

Noninterest income
Customer service charges	1,858	1,729	5,259	4,311
Interchange income	2,132	2,133	6,163	5,725
Insurance and investment commissions	714	485	1,985	1,320
Gains on sales of loans	604	671	1,478	1,470
Net gains (losses) on sales of securities	-	-	(2,136)	-
Net gains on sales and write downs of other assets	(309)	(39)	(203)	(26)
Earnings on life insurance policies	660	558	1,950	1,791
Trust income	758	734	2,121	1,836
Change in market value of equity securities	(156)	458	(71)	804
Other	494	415	963	1,338
Total noninterest income	6,755	7,144	17,509	18,569

Noninterest expense
Salaries and benefits	14,642	14,127	43,167	38,178
Occupancy and equipment	2,571	2,694	7,595	6,845
Data processing	2,641	2,499	7,381	6,937
Communications	578	517	1,664	1,458
Professional fees	917	834	2,917	2,478
Supplies and postage	269	267	898	816
Advertising and promotional	268	207	811	723
Intangible amortization	1,571	1,728	4,833	4,140
FDIC insurance	489	530	1,602	1,535
Merger related expenses	-	-	-	17,369
Other	2,599	2,812	7,504	6,907
Total noninterest expense	26,545	26,215	78,372	87,386

Income before income tax expense	17,745	18,326	49,461	17,400
Income tax expense	3,200	3,645	8,749	3,091

Net income	$14,545	$14,681	$40,712	$14,309

Basic earnings per share (Note 4)	$0.97	$0.98	$2.72	$1.05
Diluted earnings per share (Note 4)	$0.97	$0.97	$2.71	$1.05
Dividends declared per share	$0.29	$0.28	$0.87	$0.84

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Net income (loss)	$14,545	$14,681	$40,712	$14,309

Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities	(29,041)	9,997	(26,193)	7,973
Income tax benefit (expense)	6,099	(2,099)	5,501	(1,674)
Less: reclassification adjustment for net (gain) loss included in net income	-	-	2,136	-
Income tax benefit (expense)	-	-	(449)	-
Less: reclassification adjustment for net (gain) loss for fair value hedge	1,086	(578)	286	(7,274)
Income tax benefit (expense)	(228)	121	(60)	1,527
Unrealized gain (loss) on available-for-sale securities, net of tax	(22,084)	7,441	(18,779)	552

Amortization of net unrealized (gains) losses on securities transferred from available-for-sale to held-to-maturity	60	70	220	202
Income tax benefit (expense)	(12)	(14)	(46)	(42)
Unrealized loss on held to maturity securities, net of tax	48	56	174	160

Change in net unrealized gain (loss) on cash flow hedge	(0)	(641)	(1,897)	(6,169)
Income tax benefit (expense)	-	133	398	1,294
Less: accretion of net unrealized (gains) losses included in net income	(315)	(126)	(815)	(323)
Income tax benefit (expense)	65	27	170	68
Unrealized gain (loss) on cash flow hedge instruments, net of tax	(250)	(607)	(2,144)	(5,130)

Other comprehensive income (loss), net of tax	(22,286)	6,890	(20,749)	(4,418)

Comprehensive income (loss)	$(7,741)	$21,571	$19,963	$9,891

See accompanying notes to interim consolidated financial statements.

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the three months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, July 1, 2025	15,008,864	$398,201	$82,647	$(49,087)	$431,761

Net income (loss)			14,681		14,681
Other comprehensive income (loss)				6,890	6,890
Shares issued for directors and employee stock plans	8,938	245			245
Compensation expense for employee stock purchases		17			17
Stock-based compensation expense		225			225
Cash dividends declared ($0.28 per share)			(4,204)		(4,204)

Balance, September 30, 2025	15,017,802	$398,688	$93,124	$(42,197)	$449,615

Balance, July 1, 2026	14,950,472	$396,681	$120,135	$(34,137)	$482,679

Net income			14,545		14,545
Other comprehensive income (loss)				(22,286)	(22,286)
Shares issued for directors and employee stock plans	8,187	258			258
Compensation expense for employee stock purchases		13			13
Stock-based compensation expense		270			270
Shares repurchased	(40,000)	(1,344)			(1,344)
Cash dividends declared ($0.29 per share)			(4,326)		(4,326)

Balance, September 30, 2026	14,918,659	$395,878	$130,354	$(56,423)	$469,809

ChoiceOne Financial Services, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the nine months ended September 30,

				Accumulated
		Common		Other
		Stock and		Comprehensive
	Number of	Paid in	Retained	Income/(Loss),
(Dollars in thousands, except per share data)	Shares	Capital	Earnings	Net	Total

Balance, January 1, 2025	8,965,483	$206,780	$91,414	$(37,779)	$260,415

Net income (loss)			14,309		14,309
Other comprehensive income (loss)				(4,418)	(4,418)
Shares issued for directors and employee stock plans	23,855	678			678
Compensation expense for employee stock purchases		46			46
Stock-based compensation expense		578			578
Stock issued related to restricted stock unit vesting	22,214				-
Shares surrendered by participants for RSU tax payments		(327)			(327)
Merger with Fentura Financial, Inc., net of issuance costs	6,064,057	192,770			192,770
Repurchase of shares from Fentura Financial, Inc. ESOP	(57,807)	(1,837)			(1,837)
Cash dividends declared ($0.84 per share)			(12,599)		(12,599)

Balance, September 30, 2025	15,017,802	$398,688	$93,124	$(42,197)	$449,615

Balance, January 1, 2026	15,000,939	$398,386	$102,641	$(35,674)	$465,353
Net income			40,712		40,712
Other comprehensive income (loss)				(20,749)	(20,749)
Shares issued for directors and employee stock plans	26,056	757			757
Compensation expense for employee stock purchases		40			40
Stock-based compensation expense		807			807
Stock issued related to restricted stock unit vesting	16,664				-
Shares surrendered by participants for RSU tax payments		(252)			(252)
Shares repurchased	(125,000)	(3,860)			(3,860)
Cash dividends declared ($0.87 per share)			(12,999)		(12,999)

Balance, September 30, 2026	14,918,659	$395,878	$130,354	$(56,423)	$469,809

ChoiceOne Financial Services, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(Dollars in thousands)	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$40,712	$14,309
Adjustments to reconcile net income (loss) to net cash from operating activities:
Provision for (reversal of) credit losses	1,450	14,013
Depreciation	2,780	2,576
Amortization	11,434	11,975
Accretion on purchased loans	(7,815)	(10,034)
Accretion of derivative termination (gain) loss	(815)	-
Compensation expense on employee stock purchase plan, stock options, and restricted stock units	847	624
Net losses (gains) on sales of available for sale securities	2,136	-
Net change in market value of equity securities	71	(804)
Gains on sales of loans	(1,478)	(1,470)
Loans originated for sale	(49,618)	(41,493)
Proceeds from loan sales	52,725	43,368
Earnings on bank-owned life insurance	(1,950)	(1,488)
Earnings on death benefit from bank-owned life insurance	-	(303)
Write downs of OREO	300	78
(Gains) on sales of other real estate owned	(97)	(51)
Deferred federal income tax (benefit)/expense	800	2,297
Net change in:
Other assets	(8,207)	(2,177)
Other liabilities	2,245	(13,640)
Net cash provided by operating activities	45,520	17,780

Cash flows from investing activities:
Sales of securities available for sale	29,533	78,856
Maturities, prepayments and calls of securities available for sale	23,895	19,593
Maturities, prepayments and calls of securities held to maturity	9,966	12,294
Purchases of securities available for sale	(55,314)	(73,673)
Purchases of equity securities	(139)	(203)
Purchases of securities held to maturity	(2,639)	(4,108)
Purchase of Federal Home Loan Bank stock	(2,761)	(7,247)
Proceeds from redemption of Federal Home Loan Bank stock	5,500	-
Loan originations and payments, net	(23,503)	25,533
Purchase of loan pools	(39,887)	-
Proceeds from sales of other real estate owned	888	728
Purchase of bank-owned life insurance policies	(11,015)	-
Proceeds from bank owned life insurance death benefits claim	-	940
Additions to premises and equipment	(5,518)	(4,510)
Proceeds from derivative contracts settlements	7,062	3,636
Issuance costs	-	(8)
Cash received from merger with Fentura Financial, Inc.	-	173,082
Net cash provided by (used in) investing activities	(63,932)	224,913

Cash flows from financing activities:
Net change in deposits	71,743	(78,953)
Net change in short term borrowings	(30,000)	(147,213)
Issuance of common stock	757	678
Repurchase of shares from Fentura Financial, Inc. ESOP	-	(2,051)
Repurchase of common stock	(3,860)	-
Share based compensation withholding obligation	(252)	(327)
Cash dividends	(12,999)	(12,599)
Net cash provided by (used in) financing activities	25,389	(240,465)

Net change in cash and cash equivalents	6,977	2,227
Beginning cash and cash equivalents	87,988	96,751

Ending cash and cash equivalents	$94,965	$98,978

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,042	$44,055
Cash paid for income taxes	1,500	2,840
Noncash transactions:
Loans transferred to other real estate	475	1,122
Acquisition of assets from merger, net of cash	-	1,578,547
Acquisition of liabilities from merger	-	1,625,421
Issuance of common stock as consideration for merger	-	192,770

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

The accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the interim financial statements. Operating results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Stock Transactions

A total of 5,048 and 17,129 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $172,000 and $520,000 for the three and nine months ended September 30, 2026, respectively, under the terms of the Directors’ Stock Purchase

Plan. A total of 3,139 and 8,927 shares for a cash price of $86,000 and $237,000 were issued to employees for the three and nine months ended September 30, 2026, respectively, under the Employee Stock Purchase Plan.

A total of 6,136 and 16,442 shares of common stock were issued to ChoiceOne’s Board of Directors for a cash price of $176,000 and $496,000 for the three and nine months ended September 30, 2025, respectively, under the terms of the Directors’ Stock Purchase Plan. A total of 2,802 and 7,413 shares for a cash price of $69,000 and $182,000 were issued to employees for the three and nine months ended September 30, 2025, respectively, under the Employee Stock Purchase Plan.

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

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022, authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. ChoiceOne repurchased 40,000 and 125,000 shares of stock for a net cost of $1.3 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, under the repurchase plan. ChoiceOne made no repurchases of common stock during the first nine months of 2025. The repurchase plan has 225,272 shares remaining to purchase as of September 30, 2026. There was no stated expiration date. The repurchase of shares during 2026 reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders.

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

Reasonable and supportable economic forecasts have to be incorporated in determining expected credit losses. The forecast period represents the time frame from the current period end through the point in time that we can reasonably forecast and support entity and environmental factors that are expected to impact the performance of our loan portfolio. Ideally, the economic forecast period would encompass the contractual terms of all loans; however, the ability to produce a forecast that is considered reasonable and supportable becomes more difficult or may not be possible in later periods. Subsequent to the end of the forecast period, we revert to historical loan data based on an ongoing evaluation of each economic forecast in relation to then current economic conditions as well as any developing loan loss activity and resulting historical data. As of September 30, 2026 and December 31, 2025, we used a one-year reasonable and supportable economic forecast period, with a two year straight-line reversion period.

We are not required to develop and use our own economic forecast model, and we elected to utilize economic forecasts from third-party providers that analyze and develop forecasts of the economy for the entire United States at least quarterly.

Other inputs to the calculation are also updated or reviewed quarterly. Prepayment speeds are updated on a one quarter lag based on the asset liability model from the previous quarter. This model is performed at the loan level. Curtailment is updated quarterly within the ACL model based on our peer group average. The reversion period is reviewed by management quarterly with consideration of the current economic climate. Prepayment speeds and curtailment were updated during the third quarter of 2026.

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

Loans that do not share risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. ChoiceOne has determined that any loans which have been placed on non-performing status, loans with a risk rating of 6 or higher, and loans past due more than 60 days will be assessed individually for evaluation. If an individually evaluated loan subsequently shares risk characteristics with other loans, it is returned to the appropriate collective pool. Individual analysis will establish a specific reserve for loans in scope. Specific reserves on non-performing loans are typically based on management’s best estimate of the fair value of collateral securing these loans, adjusted for selling costs as appropriate or based on the present value of the expected cash flows from that loan.

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

ACL for Securities

Securities Available for Sale ("AFS") – For securities AFS in an unrealized loss position, management determines whether they intend to sell or if it is more likely than not that ChoiceOne will be required to sell the security before recovery of the amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For securities AFS with unrealized losses not meeting these criteria, management evaluates whether any decline in fair value is due to credit loss factors. In making this assessment, management considers any changes to the rating of the security by rating agencies and adverse conditions specifically related to the issuer of the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of the cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Changes in the ACL under ASC 326-30 are recorded as provisions for (or reversal of) credit loss expense. Losses are charged against the ACL when the collectability of a debt security AFS is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income, net of income taxes. At September 30, 2026 and December 31, 2025, there was no ACL related to securities AFS.

Securities Held to Maturity ("HTM") – ChoiceOne measures credit losses on HTM securities on a collective basis by major security type with each type sharing similar risk characteristics, and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The ACL on securities HTM is a contra asset valuation account that is deducted from the carrying amount of HTM securities to present the net amount expected to be collected. HTM securities are charged off against the ACL when deemed uncollectible. Adjustments to the ACL are reported in ChoiceOne’s Consolidated Statements of Income in the provision for credit losses. Accrued interest receivable totaled $5.8 million at September 30, 2026 and $2.0 million at December 31, 2025 and was reported in other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. With regard to US Treasury securities, these have an explicit government guarantee; therefore, no ACL is recorded for these securities. With regard to obligations of states and political subdivisions and other HTM securities, management considers (1) issuer bond ratings, (2) historical loss rates for given bond ratings, (3) the financial condition of the issuer, and (4) whether issuers continue to make timely principal and interest payments under the contractual terms of the securities. At September 30, 2026 and December 31, 2025, the ACL related to HTM securities was insignificant.

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

NOTE 2 – SECURITIES

On January 1, 2022, ChoiceOne reassessed and transferred, at fair value, $428.4 million of securities classified as available for sale to the held to maturity classification. The net unrealized after-tax loss of $2.7 million as of the transfer date remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer. The remaining net unamortized unrealized loss on transferred securities included in accumulated other comprehensive income was $1.6 million after tax as of September 30, 2026.

On March 1, 2025, ChoiceOne acquired $90.7 million in securities as part of the Merger; however, management chose to sell $78.9 million of those securities to pay down higher cost wholesale funding. The sale of the securities was completed so close to the fair value determination date that no loss was recognized. Consequently, the net increase in securities from the Merger was $11.8 million.

The fair value of equity securities and the related gross unrealized gains (losses) recognized in noninterest income were as follows:

September 30, 2026
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,212	$939	$(730)	$9,421

December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Equity securities	$9,073	$751	$(471)	$9,353

The following tables present the amortized cost and fair value of securities available for sale and the gross unrealized gains (losses) recognized in accumulated other comprehensive income (loss) and the amortized cost and fair value of securities held to maturity and the related gross unrealized gains and losses:

	September 30, 2026
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$92,949	$-	$(5,829)	$87,120
State and municipal	225,715	-	(48,741)	176,974
Mortgage-backed	274,354	69	(21,735)	252,688
Corporate	250	-	(25)	225
Asset-backed securities	10,359	-	(81)	10,278
Total	$603,627	$69	$(76,411)	$527,285

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,989	$-	$(183)	$2,806
State and municipal	195,031	-	(33,642)	161,389
Mortgage-backed	158,340	-	(17,623)	140,717
Corporate	20,251	53	(844)	19,460
Total	$376,611	$53	$(52,292)	$324,372

	December 31, 2025
		Gross	Gross
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
Available for Sale:	Cost	Gains	Losses	Value
U.S. Treasury notes and bonds	$94,200	$30	$(5,195)	$89,035
State and municipal	260,228	-	(32,654)	227,574
Mortgage-backed	241,643	178	(14,767)	227,054
Corporate	250	-	(28)	222
Asset-backed securities	10,670	-	(135)	10,535
Total	$606,991	$208	$(52,779)	$554,420

(Dollars in thousands)
Held to Maturity:
U.S. Government and federal agency	$2,984	$-	$(152)	$2,832
State and municipal	196,448	63	(22,116)	174,395
Mortgage-backed	164,820	14	(13,729)	151,105
Corporate	20,941	38	(1,189)	19,790
Total	$385,193	$115	$(37,186)	$348,122

Available for sale securities with unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2026
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$3,896	$14	$83,224	$5,815	$87,120	$5,829
State and municipal	543	14	176,431	48,727	176,974	48,741
Mortgage-backed	107,413	6,259	118,828	15,476	226,241	21,735
Corporate	-	-	225	25	225	25
Asset-backed securities	2,295	18	7,983	63	10,278	81
Total securities in an unrealized loss position	$114,147	$6,305	$386,691	$70,106	$500,838	$76,411

	December 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available for Sale:	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury notes and bonds	$-	$-	$84,204	$5,195	$84,204	$5,195
State and municipal	4,716	467	222,858	32,187	227,574	32,654
Mortgage-backed	66,709	644	128,063	14,123	194,772	14,767
Corporate	-	-	222	28	222	28
Asset-backed securities	1,910	10	8,625	125	10,535	135
Total securities in an unrealized loss position	$73,335	$1,121	$443,972	$51,658	$517,307	$52,779

Held to maturity securities with unrealized losses as of September 30, 2026 and December 31, 2025, aggregated by investment category and length of time the individual securities have been in an unrealized loss position, were as follows:

	September 30, 2026
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,806	$183	$2,806	$183
State and municipal	5,157	283	155,790	33,359	160,947	33,642
Mortgage-backed	6,126	38	134,591	17,585	140,717	17,623
Corporate	1,861	40	13,705	804	15,566	844
Total securities in an unrealized loss position	$13,144	$361	$306,892	$51,931	$320,036	$52,292

	December 31, 2025
	Less than 12 months		More than 12 months		Total
(Dollars in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held to Maturity:	Value	Losses	Value	Losses	Value	Losses
U.S. Government and federal agency	$-	$-	$2,832	$152	$2,832	$152
State and municipal	45	-	169,139	22,116	169,184	22,116
Mortgage-backed	-	-	144,910	13,729	144,910	13,729
Corporate	2,043	57	16,296	1,132	18,339	1,189
Total securities in an unrealized loss position	$2,088	$57	$333,177	$37,129	$335,265	$37,186

ChoiceOne evaluates all securities on a quarterly basis to determine if an ACL and corresponding impairment charge should be recorded. Consideration is given to the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of ChoiceOne to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value of amortized cost basis. ChoiceOne believes that unrealized losses on securities were caused primarily by changes in interest rates, increased credit spreads, and reduced market liquidity and were not caused by the credit status of the issuer. No ACL was recorded in the three and nine months ended September 30, 2026 and September 30, 2025 on AFS securities.

The majority of unrealized losses at September 30, 2026, are related to U.S. Treasury notes and bonds, state and municipal bonds and mortgage backed securities. The U.S. Treasury notes are guaranteed by the U.S. government and 100% of the notes are rated AA. State and municipal bonds are backed by the taxing authority of the bond issuer or the revenues from the bond. On September 30, 2026, 85% of state and municipal bonds held are rated AA or better, 10% are A rated and 5% are not rated. Of the mortgage-backed securities held on September 30, 2026, 47% were issued by US government sponsored entities and agencies, and rated AA, 38% are AAA rated private issue and collateralized mortgage obligations, and 15% are unrated privately issued mortgage-backed securities with structured credit enhancement and collateralized mortgage obligations.

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

Presented below is a schedule of maturities of securities as of September 30, 2026. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost. Callable securities in the money are presumed called and matured at the callable date.

	Available for Sale Securities maturing within:
					Fair Value
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2026

U.S. Treasury notes and bonds	$2,939	$84,181	$-	$-	$87,120
State and municipal	4,664	12,602	4,283	155,425	176,974
Corporate	-	-	225	-	225
Asset-backed securities	650	6,560	3,068	-	10,278
Total debt securities	8,253	103,343	7,576	155,425	274,597

Mortgage-backed securities	19,479	142,454	75,422	15,333	252,688
Total Available for Sale	$27,732	$245,797	$82,998	$170,758	$527,285

	Held to Maturity Securities maturing within:
					Amortized Cost
	Less than	1 Year -	5 Years -	More than	at September 30,
(Dollars in thousands)	1 Year	5 Years	10 Years	10 Years	2026

U.S. Government and federal agency	$-	$2,989	$-	$-	$2,989
State and municipal	2,963	54,692	78,428	58,948	195,031
Corporate	-	7,488	12,763	-	20,251
Total debt securities	2,963	65,169	91,191	58,948	218,271

Mortgage-backed securities	1,203	152,208	4,929	-	158,340
Total Held to Maturity	$4,166	$217,377	$96,120	$58,948	$376,611

Following is information regarding sales of securities available for sale for the three and nine months ended September 30, 2026 and 2025. The cost of securities sold is determined using the specific identification method.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Proceeds from sales of securities	$-	$-	$29,533	$78,856
Gross realized gains	-	-	-	-
Gross realized losses	-	-	(2,136)	-

Following is information regarding unrealized gains and losses on equity securities for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Dollars in thousands)
Net gains and (losses) recognized during the period	$(156)	$458	$(71)	$804
Less: Net gains and (losses) recognized during the period on securities sold	-	-	-	-

Unrealized gains and (losses) recognized during the reporting period on securities still held at the reporting date	$(156)	$458	$(71)	$804

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans by type as a percentage of the portfolio were as follows:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance	%	Balance	%	Percent Increase (Decrease)
Agricultural	$54,305	1.75%	$56,218	1.86%	(3.4)%
Commercial and Industrial	411,597	13.30%	352,556	11.67%	16.7%
Commercial Real Estate	1,753,635	56.66%	1,780,396	58.91%	(1.5)%
Consumer	30,209	0.98%	26,701	0.88%	13.1%
Construction Real Estate	23,675	0.76%	19,139	0.63%	23.7%
Residential Real Estate	779,378	25.18%	728,037	24.09%	7.1%
Mortgage Warehouse Advances	42,228	1.36%	58,987	1.95%	(28.4)%
Gross Loans	$3,095,027		$3,022,034

Allowance for credit losses	35,990	1.16%	35,550	1.18%

Net loans	$3,059,037		$2,986,484

Activity in the allowance for credit losses and balances in the loan portfolio were as follows:

		Commercial					Mortgage
(Dollars in thousands)		And		Commercial	Construction	Residential	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Advances	Total
Allowance for Credit Losses Three Months Ended September 30, 2026
Beginning balance	$182	$8,467	$578	$16,081	$52	$10,298	$80	$35,738
Charge-offs	(98)	(473)	(211)	(1)	-	(4)	-	(787)
Recoveries	-	66	71	-	-	2	-	139
Provision	117	(131)	231	531	12	157	(17)	900
Ending balance	$201	$7,929	$669	$16,611	$64	$10,453	$63	$35,990

Allowance for Credit Losses Nine Months Ended September 30, 2026
Beginning balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Charge-offs	(99)	(836)	(617)	(1)	-	(29)	-	(1,582)
Recoveries	-	239	313	-	-	20	-	572
Provision	81	1,729	280	(1,804)	(16)	1,205	(25)	1,450
Ending balance	$201	$7,929	$669	$16,611	$64	$10,453	$63	$35,990

Loans
September 30, 2026
Ending loan balance	$54,305	$411,597	$30,209	$1,753,635	$23,675	$779,378	$42,228	$3,095,027

		Commercial					Mortgage
(Dollars in thousands)		and		Commercial	Construction	Residential	Warehouse
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Advances	Total
Allowance for Credit Losses
Twelve Months Ended December 31, 2025
Beginning Balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963	-	1,791	-	168	-	4,924
Charge-offs	-	(245)	(720)	(416)	-	(76)	-	(1,457)
Recoveries	-	9	380	-	-	29	-	418
Provision	127	1,810	300	7,581	21	5,246	28	15,113
Ending balance	$219	$6,797	$693	$18,416	$80	$9,257	$88	$35,550
Loans
December 31, 2025
Ending loan balance	$56,218	$352,556	$26,701	$1,780,396	$19,139	$728,037	$58,987	$3,022,034

		Commercial
(Dollars in thousands)		and		Commercial	Construction	Residential	Mortgage
	Agricultural	Industrial	Consumer	Real Estate	Real Estate	Real Estate	Warehouse Advances	Total
Allowance for Credit Losses Three Months Ended September 30, 2025
Beginning balance	$219	$5,240	$772	$18,311	$90	$10,161	$5	$34,798
Charge-offs	-	-	(193)	(185)	-	-	-	(378)
Recoveries	-	2	131	-	-	1	-	134
Provision	14	1,055	26	(551)	(7)	(336)	(1)	200
Ending balance	$233	$6,297	$736	$17,575	$83	$9,826	$4	$34,754

Allowance for Credit Losses Nine Months Ended September 30, 2025
Beginning balance	$90	$2,260	$733	$9,460	$59	$3,890	$60	$16,552
Acquisition related allowance for credit loss (PCD)	2	2,963	-	1,791	-	168	-	4,924
Charge-offs	-	(9)	(586)	(393)	-	(52)	-	(1,040)
Recoveries	-	8	273	-	-	25	-	306
Provision	141	1,075	316	6,717	24	5,795	(56)	14,013
Ending balance	$233	$6,297	$736	$17,575	$83	$9,826	$4	$34,754
Loans
September 30, 2025
Ending loan balance	$51,183	$352,876	$27,328	$1,728,774	$18,441	$728,843	$2,483	$2,909,928

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

The following tables reflect the amortized cost basis of loans as of September 30, 2026 based on year of origination (dollars in thousands). The current year-to-date gross write offs reflect nine months ended September 30, 2026 gross write offs:

Commercial:	2026	2025	2024	2023	2022	Prior	Term Loans Total	Revolving Loans	Grand Total
Agricultural
Pass	$4,594	$4,226	$3,719	$1,298	$4,337	$19,206	$37,380	$16,708	$54,088
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	217	217	-	217
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$4,594	$4,226	$3,719	$1,298	$4,337	$19,423	$37,597	$16,708	$54,305
Current year-to-date gross write-offs (1)	$-	$-	$-	$99	$-	$-	$99	$-	$99

Commercial and Industrial
Pass	$51,451	$52,970	$34,232	$11,506	$28,199	$23,096	$201,454	$197,559	$399,013
Special mention	-	-	-	-	20	109	129	105	234
Substandard	494	-	695	1,201	235	3,133	5,758	6,592	12,350
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$51,945	$52,970	$34,927	$12,707	$28,454	$26,338	$207,341	$204,256	$411,597
Current year-to-date gross write-offs (1)	$-	$-	$-	$450	$13	$373	$836	$-	$836

Commercial Real Estate
Pass	$122,527	$197,300	$154,916	$116,131	$309,062	$525,881	$1,425,817	$287,749	$1,713,566
Special mention	-	-	-	-	11,359	11,672	23,031	237	23,268
Substandard	299	4,587	531	3,391	4,880	3,113	16,801	-	16,801
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$122,826	$201,887	$155,447	$119,522	$325,301	$540,666	$1,465,649	$287,986	$1,753,635
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Commercial Loans	$179,365	$259,083	$194,093	$133,527	$358,092	$586,427	$1,710,587	$508,950	$2,219,537

Retail:	2026	2025	2024	2023	2022	Prior	Term Loans Total	Revolving Loans	Grand Total
Consumer
Performing	$13,679	$3,893	$2,211	$3,031	$2,847	$3,348	$29,009	$1,123	$30,132
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	1	12	3	32	48	29	77
Total	$13,679	$3,893	$2,212	$3,043	$2,850	$3,380	$29,057	$1,152	$30,209
Current year-to-date gross write-offs (1)	$2	$5	$3	$-	$2	$3	$15	$-	$15

Construction real estate
Performing	$1,813	$1,058	$-	$-	$-	$459	$3,330	$20,099	$23,429
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	246	246
Total	$1,813	$1,058	$-	$-	$-	$459	$3,330	$20,345	$23,675
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential real estate
Performing	$108,628	$66,820	$44,888	$47,786	$144,650	$240,268	$653,040	$113,117	$766,157
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	300	1,160	1,352	4,600	5,218	12,630	591	13,221
Total	$108,628	$67,120	$46,048	$49,138	$149,250	$245,486	$665,670	$113,708	$779,378
Current year-to-date gross write-offs (1)	$-	$-	$-	$26	$3	$-	$29	$-	$29

Mortgage warehouse advances
Performing	$42,228	$-	$-	$-	$-	$-	$42,228	$-	$42,228
Nonperforming	-	-	-	-	-	-	-	-	-
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$42,228	$-	$-	$-	$-	$-	$42,228	$-	$42,228
Current year-to-date gross write-offs (1)	$-	$-	$-	$-	$-	$-	$-	$-	$-

Total Retail Loans	$166,348	$72,071	$48,260	$52,181	$152,100	$249,325	$740,285	$135,205	$875,490

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs during the first nine months of 2026 were $603,000 or an annualized $804,000 compared to $561,000 during the full year 2025.

The following tables reflect the amortized cost basis of loans as of December 31, 2025 based on year of origination (dollars in thousands). The current year-to-date gross write offs reflect nine months ended September 30, 2025 gross write offs:

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

(1) It is noted that write-offs in the tables above do not include checking account write-offs. Checking account write-offs were $440,000 for the first nine months of 2025 and $561,000 during the full year 2025.

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty disaggregated by class of financing receivable and type of concession granted during the full year 2025. There were no loans modified to borrowers experiencing financial difficulty during the first nine months of 2026.

For the period ended:	December 31, 2025

	Term Extension
		% of Total
		Class of
(Dollars in thousands)	Amortized	Financing
	Cost Basis	Receivable
Residential real estate	$128	0%
Total	$128

The following table presents the financial effect by type of modification made to borrowers experiencing financial difficulty and class of financing receivable during the full year 2025. There were no loans modified to borrowers experiencing financial difficulty during the first nine months of 2026.

For the period ended:	December 31, 2025
Term Extension
Residential real estate	Provided with new five year payment plan based on bankruptcy

The following table presents the period-end amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12 months before default to borrowers experiencing financial difficulty.

For the period ended:	September 30, 2026
(Dollars in thousands)	Term extension

Residential real estate	$121
Total	$121

For the period ended:	December 31, 2025
(Dollars in thousands)	Term extension

Residential real estate	$128
Total	$128

The following table presents the period-end amortized cost basis of loans that have been modified in the past 12 months to borrowers experiencing financial difficulty by payment status and class of financing receivable.

For the period ended:	September 30, 2026
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$121	$-	$121
Total	$-	$121	$-	$121

For the period ended:	December 31, 2025
(Dollars in thousands)	Current	30-89 days	Greater than 90 days	Total

Residential real estate	$-	$128	$-	$128
Total	$-	$128	$-	$128

Nonaccrual loans by loan category were as follows and the interest income recognized during the period on those nonaccrual loans:

As of September 30, 2026
(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized year to date on nonaccrual loans
Agricultural	$-	$45	$-
Commercial and industrial	1,992	8,880	163
Consumer	-	76	-
Construction real estate	-	246	-
Commercial real estate	7,612	4,605	85
Residential real estate	3,482	9,740	105
Total nonaccrual loans	$13,086	$23,592	$353

As of December 31, 2025
(Dollars in thousands)	Nonaccrual loans with no ACL	Nonaccrual loans with ACL	Interest income recognized year to date on nonaccrual loans
Commercial and industrial	$966	$7,037	$2
Consumer	-	101	6
Commercial real estate	-	8,020	-
Residential real estate	2,267	8,667	125
Total nonaccrual loans	$3,233	$23,825	$133

An aging analysis of loans by loan category follows:

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
September 30, 2026
Agricultural	$130	$13	$45	$188	$54,117	$54,305	$-
Commercial and industrial	63	82	9,272	9,417	402,180	411,597	-
Consumer	37	24	36	97	30,112	30,209	-
Commercial real estate	5,303	127	12,218	17,648	1,735,987	1,753,635	-
Construction real estate	-	1,367	246	1,613	22,062	23,675	-
Residential real estate	368	6,684	5,374	12,426	766,952	779,378	-
Mortgage warehouse advances	-	-	-	-	42,228	42,228	-
	$5,901	$8,297	$27,191	$41,389	$3,053,638	$3,095,027	$-

(1) Includes nonaccrual loans.

			Loans				Loans
	Loans	Loans	Past Due				90 Days
	Past Due	Past Due	Greater				Past
(Dollars in thousands)	30 to 59	60 to 89	Than 90		Loans Not	Total	Due and
	Days (1)	Days (1)	Days (1)	Total (1)	Past Due	Loans	Accruing
December 31, 2025
Agricultural	$-	$-	$-	$-	$56,218	$56,218	$-
Commercial and industrial	187	-	6,249	6,436	346,120	352,556	-
Consumer	102	38	62	202	26,499	26,701	-
Commercial real estate	547	211	8,020	8,778	1,771,618	1,780,396	-
Construction real estate	685	495	-	1,180	17,959	19,139	-
Residential real estate	10,844	4,671	4,952	20,467	707,570	728,037	-
Mortgage warehouse advances	-	-	-	-	58,987	58,987	-
	$12,365	$5,415	$19,283	$37,063	$2,984,971	$3,022,034	$-

(1) Includes nonaccrual loans.

The following tables present the collateral dependent loans and the related ACL allocated by segment of loans. All collateral dependent loans were secured by real estate, with the exception of those classified as commercial and industrial and consumer, which were secured by accounts receivable, inventory, vehicles or equipment.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	ACL Allocation	Loan Balance	ACL Allocation
Agricultural	$229	$11	$3	$-
Commercial and Industrial	4,391	1,290	1,500	8
Commercial Real Estate	11,034	3,194	7,715	1,714
Consumer	113	5	115	5
Construction Real Estate	246	11	-	-
Residential Real Estate	19,376	707	11,195	361
Total	$35,389	$5,218	$20,528	$2,088

NOTE 4 – EARNINGS PER SHARE

Earnings per share are based on the weighted average number of shares outstanding during the period. A computation of basic earnings per share and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except share data)	September 30,		September 30,
	2026	2025	2026	2025
Basic
Net (loss) income	$14,545	$14,681	$40,712	$14,309

Weighted average common shares outstanding	14,941,089	15,014,933	14,964,375	13,579,249

Basic (loss) earnings per common shares	$0.97	$0.98	$2.72	$1.05

Diluted
Net (loss) income	$14,545	$14,681	$40,712	$14,309

Weighted average common shares outstanding	14,941,089	15,014,933	14,964,375	13,579,249
Plus dilutive stock options and restricted stock units	60,749	46,222	54,024	46,538

Weighted average common shares outstanding and potentially dilutive shares	15,001,838	15,061,155	15,018,399	13,625,787

Diluted (loss) earnings per common share	$0.97	$0.97	$2.71	$1.05

There were no stock options that were considered anti-dilutive to earnings per share for the three and nine months ended September 30, 2026 or the three and nine months ended September 30, 2025.

Note 5 – Financial Instruments

Financial instruments as of the dates indicated were as follows:

			Quoted Prices
			In Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
(Dollars in thousands)	Carrying	Estimated	Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Assets
Cash and cash equivalents	$94,965	$94,965	$94,965	$-	$-
Equity securities at fair value	9,421	9,421	5,536	-	3,885
Securities available for sale	527,285	527,285	87,120	440,165	-
Securities held to maturity	376,611	324,372	-	309,989	14,383
Federal Home Loan Bank and Federal
Reserve Bank stock	28,378	28,378	-	28,378	-
Loans held for sale	1,573	1,621	-	1,621	-
Loans, net	3,059,037	2,947,644	-	-	2,947,644
Accrued interest receivable	16,702	16,702	-	16,702	-
Interest rate lock commitments	81	81	-	81	-
Interest rate derivative contracts	1,775	1,775	-	1,775	-
Interest rate swaps	3,678	3,678	-	3,678	-

Liabilities
Noninterest-bearing deposits	936,946	936,946	936,946	-	-
Total interest-bearing deposits	2,667,348	2,664,636	-	2,664,636	-
Brokered deposits	67,475	67,440	-	67,440	-
Borrowings	234,882	234,681	-	234,681	-
Subordinated debentures	48,728	47,944	-	47,944	-
Accrued interest payable	1,721	1,721	-	1,721	-
Interest rate derivative contracts	-	-	-	-	-
Interest rate swaps	3,678	3,678	-	3,678	-

December 31, 2025
Assets
Cash and cash equivalents	$87,988	$87,988	$87,988	$-	$-
Equity securities at fair value	9,353	9,353	5,723	-	3,630
Securities available for sale	554,420	554,420	89,035	465,385	-
Securities held to maturity	385,193	348,122	-	332,243	15,879
Federal Home Loan Bank and Federal Reserve Bank stock	31,116	31,116	-	31,116	-
Loans held for sale	7,185	7,401	-	7,401	-
Loans, net	2,986,484	2,941,021	-	-	2,941,021
Accrued interest receivable	14,537	14,537	-	14,537	-
Interest rate lock commitments	202	202	-	202	-
Interest rate derivative contracts	8,446	8,446	-	8,446	-
Interest rate swaps	1,815	1,815	-	1,815	-

Liabilities
Noninterest-bearing deposits	907,007	907,007	907,007	-	-
Total interest-bearing deposits	2,588,111	2,587,407	-	2,587,407	-
Brokered deposits	104,906	105,040	-	105,040	-
Borrowings	264,788	265,179	-	265,179	-
Subordinated debentures	48,460	46,886	-	46,886	-
Accrued interest payable	2,475	2,475	-	2,475	-
Interest rate swaps	1,826	1,826	-	1,826	-

NOTE 6 – FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and the valuation techniques used by the Company to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Balance
(Dollars in thousands)	Assets	Inputs	Inputs	at Date
	(Level 1)	(Level 2)	(Level 3)	Indicated
Equity Securities Held at Fair Value - September 30, 2026
Equity securities	$5,536	$-	$3,885	$9,421

Investment Securities, Available for Sale - September 30, 2026
U.S. Treasury notes and bonds	$87,120	$-	$-	$87,120
State and municipal	-	176,974	-	176,974
Mortgage-backed	-	252,688	-	252,688
Corporate	-	225	-	225
Asset-backed securities	-	10,278	-	10,278
Total	$87,120	$440,165	$-	$527,285

Derivative Instruments - September 30, 2026
Interest rate derivative contracts - assets	$-	$1,775	$-	$1,775
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - September 30, 2026
Interest rate swaps - assets	$-	$3,678	$-	$3,678
Interest rate swaps - liabilities	$-	$3,678	$-	$3,678

Equity Securities Held at Fair Value - December 31, 2025
Equity securities	$5,723	$-	$3,630	$9,353

Investment Securities, Available for Sale - December 31, 2025
U. S. Treasury notes and bonds	$89,035	$-	$-	$89,035
State and municipal	-	227,574	-	227,574
Mortgage-backed	-	227,054	-	227,054
Corporate	-	222	-	222
Asset-backed securities	-	10,535	-	10,535
Total	$89,035	$465,385	$-	$554,420

Derivative Instruments - December 31, 2025
Interest rate derivative contracts - assets	$-	$8,446	$-	$8,446
Interest rate derivative contracts - liabilities	$-	$-	$-	$-

Interest rate swaps - December 31, 2025
Interest rate swaps - assets	$-	$1,815	$-	$1,815
Interest rate swaps - liabilities	$-	$1,826	$-	$1,826

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

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Nine Months Ended
(Dollars in thousands)	September 30,
	2026	2025
Equity Securities Held at Fair Value
Balance, January 1	$3,630	$2,944
Total realized and unrealized (losses) gains included in noninterest income	116	289
Net purchases, sales, calls, and maturities	139	559
Net transfers into Level 3	-	-
Balance, September 30,	$3,885	$3,792

Amount of total losses for the period included in earning attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at September 30,	$9	$11

Of the Level 3 assets that were held by the Company at September 30, 2026, the net unrealized gain as of September 30, 2026 was $839,000, compared to $606,000 as of September 30, 2025. The change in the net unrealized gain or loss is recognized in noninterest income or accumulated other comprehensive income in the consolidated balance sheets and income statements. Amounts recognized in noninterest income relate to changes in equity securities. A total of $139,000 and $883,000 of Level 3 securities were purchased during the nine months ended September 30, 2026 and 2025, respectively.

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

The Company also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets are not normally measured at fair value, but can be subject to fair value adjustments in certain circumstances, such as impairment. Disclosures concerning assets measured at fair value on a non-recurring basis are as follows:

Assets Measured at Fair Value on a Non-recurring Basis

		Quoted Prices
		In Active	Significant
		Markets for	Other	Significant
	Balances at	Identical	Observable	Unobservable
(Dollars in thousands)	Dates	Assets	Inputs	Inputs
	Indicated	(Level 1)	(Level 2)	(Level 3)
Collateral Dependent Loans
September 30, 2026	$30,171	$-	$-	$30,171
December 31, 2025	$16,936	$-	$-	$16,936

Other Real Estate
September 30, 2026	$1,908	$-	$-	$1,908
December 31, 2025	$2,524	$-	$-	$2,524

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

Trust fee income

Revenue includes fees from the management of trust assets and from other related advisory services. Revenue is recognized when services are rendered.

Following is noninterest income separated by revenue within the scope of ASC 606 and revenue within the scope of other GAAP topics:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025
Customer service charges	$1,858	$1,729	$5,259	$4,311
Interchange income	2,132	2,133	6,163	5,725
Insurance and investment commission income	714	485	1,985	1,320
Trust fee income	758	734	2,121	1,836
Other charges and fees for customer services	173	204	519	563
Noninterest income from contracts with customers within the scope of ASC 606	5,635	5,285	16,047	13,755
Noninterest income within the scope of other GAAP topics	1,120	1,859	1,462	4,814
Total noninterest income	$6,755	$7,144	$17,509	$18,569

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

Active Interest Rate Swaps

In the third quarter of 2025, ChoiceOne entered into $30.4 million in amortizing pay-fixed/receive-floating rate swaps to hedge interest rate risk on approximately $40.6 million of newly purchased agency mortgage backed securities. The swap is designated as a fair value hedge and will amortize with the expected cash flow of the bonds and holds a coupon of 3.52% and a contractual term ending in 2040. A fair value basis adjustment associated with available-for-sale agency mortgage backed securities initially results in an adjustment to AOCI. For available-for-sale securities subject to fair value hedge accounting, the changes in the fair value of the agency mortgage backed securities related to the hedged risk (the benchmark interest rate component) are then reclassed from AOCI to current earnings offsetting the fair value measurement change of the interest rate swap, which is also recorded in current earnings. Net cash settlements are received/paid monthly, with the first starting in October 2025, and are included in interest income. Settlements on this swap increased interest income by $11,000 and $25,000 during the three and nine months ended September 30, 2026, respectively, and $8,000 during the three and nine months ended September 30, 2025.

Terminated Interest Rate Swaps

In 2022, ChoiceOne entered into one forward starting pay-fixed/receive-floating interest rate swap (the “Pay Fixed Swap Agreement”) for a notional amount of $200.0 million that was designated as a cash flow hedge. On February 6, 2025, ChoiceOne sold $50 million of the Pay Fixed Swap Agreement. This transaction resulted in a gain of approximately $3.6 million, which will be recognized through interest expense over the 7 years remaining on the life of the swap. On February 26, 2026, ChoiceOne sold the remaining $150 million of the Pay Fixed Swap Agreement, which resulted in a gain of approximately $4.6 million, which will be recognized through interest expense over the 6 years remaining on the life of the swap. Interest expense was reduced by net settlements and accretion from the gain on the sales of the Pay Fixed Swap Agreement which totaled $314,000 and $734,000 for the three months ended September 30, 2026 and September 30, 2025, respectively and $1.0 million and $2.2 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

In 2022, ChoiceOne entered into four pay-fixed/receive-floating interest rate swaps for a total notional amount of $201.0 million that were designated as fair value hedges. In January 2026, ChoiceOne sold these swaps, realizing a gain of $2.5 million, that will be applied to the basis of the hedged bonds. Settlements on these four pay-fixed/receive-floating interest rate swaps amounted to $37,000 for the three months ended March 31, 2026, with no future settlements. Settlements amounted to $510,000 and $1.5 million for the three and nine months ended September 30, 2025, respectively.

The table below presents the fair value of derivative financial instruments as well as the classification within the consolidated statements of financial condition:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Assets	$1,775	Other Assets	$8,446
Interest rate contracts	Other Liabilities	$-	Other Liabilities	$-

The table below presents the effect of fair value and cash flow hedge accounting on the consolidated statements of operations for the periods presented:

	Location and Amount of Gain or (Loss)				Location and Amount of Gain or (Loss)
	Recognized in Income on Fair Value and Cash Flow Hedging Relationships				Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended September 30, 2026		Three months ended September 30, 2025		Nine months ended September 30, 2026		Nine months ended September 30, 2025
(Dollars in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$6	$314	$553	$734	$57	$1,035	$1,639	$2,207

Gain or (loss) on fair value hedging relationships:
Interest rate contracts:
Hedged items	$(1,086)	$-	$578	$-	$(1,499)	$-	$7,274	$-
Derivatives designated as hedging instruments	$1,082	$-	$(535)	$-	$1,494	$-	$(7,124)	$-
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

Gain or (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain or (loss) reclassified from accumulated other comprehensive income into income	$-	$314	$-	$126	$-	$815	$-	$337
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	$-	$-	$-	$-	$-	$-	$-	$-

The table below presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of those items as of the periods presented:

September 30, 2026
Cumulative amount of Fair
(Dollars in thousands)		Value Hedging Adjustment
Line Item in the Statement of		included in the carrying
Financial Position in which the	Amortized cost of the	amount of the Hedged
Hedged Item is included	Hedged Assets/(Liabilities)	Assets/(Liabilities)

Securities available for sale	$37,019	$(1,786)

Back to Back Loan Swaps

Derivatives not designated as hedges are not speculative and result from a service provided to certain commercial loan borrowers. ChoiceOne executes interest rate swaps with commercial banking customers desiring longer-term fixed rate loans, while simultaneously entering into interest rate swaps with a correspondent bank to offset the impact of the interest rate swaps with the commercial banking customers. This is known as a back to back loan swap agreement. The net result is the desired floating rate loan and a minimization of the risk exposure of the interest rate swap transactions. Under this arrangement, ChoiceOne has freestanding interest rate swaps, each of which is carried at fair value. As the interest rate swaps associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the commercial banking customer interest rate swaps and the offsetting interest rate swaps with the correspondent bank are recognized directly to earnings.

The table below presents the notional and fair value of these derivative instruments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$92,761	Other Assets	$3,678
Derivative liabilities
Interest rate swaps	$92,761	Other Liabilities	$3,678

	December 31, 2025
(Dollars in thousands)	Notional Amount	Balance Sheet Location	Fair Value
Derivative assets
Interest rate swaps	$101,508	Other Assets	$1,815
Derivative liabilities
Interest rate swaps	$101,508	Other Liabilities	$1,826

The fair value of interest rate swaps in a net liability position, which includes accrued interest was $3.7 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively. ChoiceOne has a master netting agreement with the correspondent bank and has the right to offset; however, ChoiceOne has elected to present the assets and liabilities on a gross basis. ChoiceOne is required to pledge collateral to the correspondent bank equal to or in excess of the net liability position. ChoiceOne's derivative liability with the correspondent banks was $0 and $1.7 million at September 30, 2026 and December 31, 2025, respectively. Cash pledged as collateral to the correspondent bank was $765,000 and $2.5 million at September 30, 2026 and December 31, 2025, respectively.

Interest rate swaps entered into with commercial loan customers had notional amounts aggregating $92.8 million as of September 30, 2026 and $101.5 million at December 31, 2025. Associated credit exposure is generally mitigated by securing the interest rate swaps with the underlying collateral of the loan instrument that has been hedged.

NOTE 9 – Borrowings

The following represents the contractual maturities of Federal Home Loan Bank Advances:

(Dollars in thousands)	September 30, 2026	December 31, 2025

Maturity of January 2026 with fixed interest rate of 4.35%	$-	$10,000
Maturity of March 2026 with variable-fed fund callable rate of 3.79%	-	180,000
Maturity of March 2026 with variable-fed fund callable rate of 3.79%	-	35,000
Maturity of November 2026 with variable-fed fund callable rate of 4.03%	70,000	-
Maturity of December 2026 with variable-fed fund callable rate of 4.03%	125,000	-
Maturity of December 2026 with fixed interest rate of 4.20%	10,000	10,000
Maturity of December 2026 with fixed interest rate of 3.88%	10,000	10,000
Maturity of December 2027 with fixed interest rate of 3.76%	20,000	20,000
Total contractual advances outstanding at period end	$235,000	$265,000

As of September 30, 2026, ChoiceOne had no borrowings from the Federal Reserve Bank, and had securities pledged with a carrying value of approximately $309.0 million and loans pledged with a carrying value of approximately $867.9 million. Based on this collateral, the Bank was eligible to borrow an additional $967.1 million at quarter end September 30, 2026 from the Federal Reserve Bank.

Advances from the FHLB were secured by residential real estate loans with a carrying value of approximately $627.7 million and no securities at September 30, 2026 and by residential real estate loans with a carrying value of approximately $610.9 million and no securities at December 31, 2025. Based on this collateral, the Bank was eligible to borrow an additional $162.4 million at September 30, 2026, compared to an additional $145.7 million at year-end 2025.

In June 2021, ChoiceOne obtained a $20 million line of credit, subject to annual renewal. In June 2026, the line was renewed and reduced to $5 million.. The line carries a floating rate of prime rate with a floor of 3.25% and a rate of 7.00% at September 30, 2026 and a rate of 6.75% at December 31, 2025. The credit agreement includes certain financial covenants, including minimum capital ratios, asset quality ratios, and the requirements of achieving certain profitability thresholds. ChoiceOne was in compliance with all covenants as of September 30, 2026 and December 31, 2025. The line of credit had no outstanding balance at September 30, 2026 and December 31, 2025, respectively.

In February 2026, ChoiceOne obtained a $25 million FHLB overdraft line of credit with an annual renewal. Interest on overdrafts will be calculated using the FHLB variable advance rate and is accrued for outstanding advances on a daily basis, paid monthly. The overdraft line of credit had no outstanding balance at September 30, 2026.

NOTE 10 – Subordinated Debentures

ChoiceOne acquired trust preferred securities in the acquisition of Community Shores. The Capital Trust sold 4,500 Cumulative Preferred Securities (“trust preferred securities”) at $1,000 per security in a December 2004 offering. The proceeds from the sale of the trust preferred securities were used by the Capital Trust to purchase an equivalent amount of subordinated debentures from Community Shores. The trust preferred securities and subordinated debentures carry a floating rate of 2.05% over the 3-month Secured Overnight Financing Rate and the rate was 6.4% at September 30, 2026 and 6.00% at December 31, 2025. The stated maturity is December 30, 2034. Total trust preferred securities at September 30, 2026 were $3.6 million consisting of $4.5 million in trust preferred securities less $831,000 in merger fair value adjustments. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 30, June 30, September 30 and December 30. ChoiceOne is not considered the primary beneficiary of the Capital Trust (under the variable interest entity rules), therefore the Capital Trust is not consolidated in the consolidated financial statements, rather the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

ChoiceOne acquired trust preferred securities in the merger with Fentura. Fentura Capital Trust I sold 12,000 Cumulative Preferred Securities at $1,000 per security in a December 2003 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust I to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 3.00% over the 3-month SOFR and the rate was 7.2% at September 30, 2026 and 7.0% at December 31, 2025. The stated maturity is December 15, 2033. Total trust preferred securities at September 30, 2026 were $10.9 million consisting of $12.0 million in trust preferred securities less $1.1 million in merger fair value adjustments, which is being amortized over 8 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on March 15, June 15, September 15 and December 15. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust I, and the Fentura Capital Trust I is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

The Fentura Capital Trust II sold 2,000 Cumulative Preferred Securities at $1,000 per security in an August 2005 offering. The proceeds from the sale of the trust preferred securities were used by the Fentura Capital Trust II to purchase an equivalent amount of subordinated debentures from Fentura. The trust preferred securities and subordinated debentures carry a floating rate of 1.86% over the 3-month SOFR and the rate was 5.6% at September 30, 2026 and 5.7% at December 31, 2025. The stated maturity is November 23, 2035. Total trust preferred securities at September 30, 2026 were $1.6 million consisting of $2.0 million in trust preferred securities less $377,000 in merger fair value adjustments, which is being amortized over 10 years. The trust preferred securities are redeemable at par value on any interest payment date and are, in effect, guaranteed by ChoiceOne. Interest on the subordinated debentures is payable quarterly on February 23, May 23, August 23 and November 23. ChoiceOne is not considered the primary beneficiary of the Fentura Capital Trust II, and the Fentura Capital Trust II is not consolidated in the consolidated financial statements. Rather, the subordinated debentures are shown as a liability, and the interest expense is recorded in the consolidated statement of income.

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

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. The notes will initially bear interest at a fixed interest rate of 3.25% per annum until September 3, 2026, after which time the interest rate will reset quarterly to a floating rate equal to a benchmark rate, which is expected to be the then current three-month term Secured Overnight Financing Rate (“SOFR”) plus 255 basis points until the notes’ maturity on September 3, 2031. The interest rate at September 30, 2026 was 6.4%. The notes mature on September 3, 2031, and are redeemable by ChoiceOne, in whole or in part currently at ChoiceOne's election. The notes have been structured to qualify as Tier 2 capital for ChoiceOne for regulatory capital purposes. ChoiceOne used a portion of net proceeds from the private placement to redeem senior debt, fund common stock repurchases, and support bank-level capital ratios.

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

Major Customers: The Company does not have any single customer that accounts for 10% or more of its total revenues.

Reconciliations: The following table reconciles ChoiceOne's total revenues, profit or loss, and assets to the consolidated financial statements:

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Total Revenues	$180,415	$167,151
Net (loss) Income	$40,712	$14,309
Total Assets	$4,459,105	$4,296,902

NOTE 12 – BUSINESS COMBINATION

On March 1, 2025, ChoiceOne completed the Merger, in an all stock transaction, of Fentura, the former parent company of The State Bank, with and into ChoiceOne, with ChoiceOne surviving the Merger. The primary reason for the Merger was to expand ChoiceOne's market presence and enhance its financial strength by integrating Fentura's substantial customer base. On March 14, 2025, ChoiceOne Bank completed the consolidation of The State Bank with and into ChoiceOne Bank, with ChoiceOne Bank surviving the consolidation. Fentura had 20 branch offices and one loan production office as of the date of the Merger. Total assets acquired in the Merger were approximately $1.7 billion, including total loans of approximately $1.4 billion. Total deposits acquired in the Merger, the majority of which were core deposits, totaled approximately $1.4 billion. The Company recorded the estimated fair value based on assumptions related to discount rates, expected future cash flows, market condition and other future events that are subjective in nature. The impact of the Merger has been included in ChoiceOne’s results of operations since March 1, 2025. As consideration in the Merger, ChoiceOne issued 6,070,836 shares of ChoiceOne common stock with an approximate total value of $193.0 million. Transaction costs incurred after the merger date were primarily in salaries and employee benefits and legal and consulting fees in the Consolidated Statements of Operations, as well as a $12.0 million provision for credit losses.

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

RESULTS OF OPERATIONS

ChoiceOne reported net income of $14.5 million, or $0.97 per diluted share, for the third quarter of 2026, and net income of $40.7 million, or $2.71 per diluted share, for the first nine months of 2026, compared with net income of $14.7 million, or $0.97 per diluted share, for the third quarter of 2025, and net income of $14.3 million, or $1.05 per diluted share, for the first nine months of 2025. For the nine months ended September 30, 2025, results were impacted by the Merger, which was completed during the first quarter of 2025. As of September 30, 2026, total assets were $4.5 billion, an increase of $162.2 million compared to September 30, 2025. The growth in total assets is primarily attributed to growth in core loans and warehouse mortgage advances.

Core loans, which exclude held for sale loans and mortgage warehouse advances, increased by $33.6 million or an annualized 4.4% during the third quarter of 2026 and grew by $145.4 million or 5.0% during the twelve months ended September 30, 2026. Loan interest income increased $1.7 million in the third quarter of 2026 compared to the second quarter of 2026 and $894,000 compared to the third quarter of 2025. Interest income due to accretion from purchased loans was approximately $2.7 million during the third quarter of 2026 compared to $3.6 million for the three months ended September 30, 2025. Interest income due to accretion from purchased loans increased GAAP net interest margin by 25 and 36 basis points in the third quarter of 2026 and the third quarter of 2025, respectively. Of the amount recognized in the third quarter of 2026, $1.9 million was calculated using the effective interest rate method of amortization, while the remaining $806,000 resulted from unexpected payoffs and paydowns of loans with an associated fair value mark. Estimated interest income due to accretion from purchased loans for the remainder of 2026 and 2027 using the effective interest method of amortization is $1.8 million and $6.0 million, respectively; however, actual results will be dependent on prepayment speeds and other factors. It is estimated that a total of $45.3 million remains to be recognized as interest income due to accretion from purchased loans over the life of the purchased loans portfolio, with $22.0 million expected to be recognized using the effective interest method over the next five years.

Deposits, excluding brokered deposits, totaled $3.6 billion at September 30, 2026, an increase of $95.7 million from June 30, 2026, and an increase of $109.9 million from September 30, 2025. The growth during the quarter is primarily due to seasonal fluctuations related to municipal deposits and the timing of tax receipts, while growth year over year reflects steady growth in sustainable deposits. The increase from June 30, 2026 was primarily attributable to growth of $100.3 million in interest-bearing demand deposits and $8.6 million in savings deposits, partially offset by a $7.0 million decrease in noninterest-bearing deposits and a $6.2 million decrease in certificates of deposit. Growth in relationship-based deposits strengthened the balance sheet, improved liquidity, and reduced the Company's reliance on brokered deposits and other borrowed funds. Brokered deposits decreased $25.8 million during the third quarter of 2026 to $67.5 million, while borrowed funds decreased $60.0 million to $234.9 million. At September 30, 2026, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.3 billion or 35.0% of deposits at September 30, 2026.

For the three months ended September 30, 2026, the annualized cost of deposits decreased four basis points to 1.54% from 1.58% for the second quarter of 2026, while the annualized cost of funds decreased four basis points to 1.73% from 1.77%. The cost of interest-bearing liabilities also decreased four basis points to 2.28% for the three months ended September 30, 2026 compared to June 30, 2026. These improvements were primarily due to deposit mix, as the average balance of lower cost liquid deposit balances were higher in the third quarter 2026 due to seasonality. Average brokered deposits decreased $68.1 million and average borrowings decreased $11.5 million in the third quarter of 2026 compared to the second quarter of 2026.

ChoiceOne has improved its funding profile through growth in relationship-based deposits and reduced reliance on wholesale funding sources in the third quarter of 2026 compared to the third quarter of 2025. During the nine months ended September 30, 2026, ChoiceOne's annualized cost of deposits declined to 1.54% from 1.57%, while annualized cost of funds decreased to 1.73% from 1.77%. Average brokered deposits declined $24.1 million and average certificates of deposit declined $32.8 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, while average interest-bearing demand and savings deposits increased $113.2 million. This favorable deposit mix contributed to lower funding costs and enhanced ChoiceOne's net interest income performance.

ChoiceOne incurred a $900,000 provision for credit losses on loans during the third quarter of 2026, due to the increase in loan balances and $648,000 in net charge offs. The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.16% on September 30, 2026 compared to 1.16% and 1.18% on June 30, 2026 and December 31, 2025, respectively. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.08% for the third quarter of 2026. Nonperforming loans to total loans (excluding loans held for sale) increased to 1.25% as of September 30, 2026 compared to 1.07% as of June 30, 2026. Notably, 0.40% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to certain purchased loans which were identified prior to acquisition as having credit deterioration. Although nonperforming assets increased to $38.6 million at quarter end, the portfolio continues to benefit from meaningful credit protection. Approximately 35.5% of the loans are supported by SBA or USDA guarantees, and approximately 34.3% of nonperforming assets consist of residential real estate loans, where strong collateral values and ChoiceOne's historical loss experience have limited realized losses.

The annualized return on average assets and annualized return on average shareholders’ equity were 1.30% and 12.14%, respectively, for the third quarter of 2026, compared to 1.36% and 13.39%, respectively, for the same period in 2025. The annualized return on average assets and annualized return on average shareholders’ equity were 1.23% and 11.42%, respectively, for the nine months ended September 30 2026, compared to 0.48% and 5.00%, respectively, for the same period in 2025.

Dividends

Cash dividends of $4.3 million or $0.29 per share were declared in the third quarter of 2026, compared to $4.2 million or $0.28 per share in the third quarter of 2025. The cash dividend payout percentage was 29.7% for the third quarter of 2026, compared to 28.6% in the same period in the prior year. Cash dividends declared in the first nine months of 2026 were $13.0 million or $0.87 per share, compared to $12.6 million or $0.84 per share in the same period during the prior year. The cash dividend payout percentage was 31.9% for the nine months ended September 30, 2026. The Board of Directors’ determination of appropriate cash dividends will be based on, among other things, market conditions and ChoiceOne’s requirements for cash and capital.

Interest Income and Expense

Tables 1 and 2 on the following pages provide information regarding interest income and expense for the three and nine months ended September 30, 2026 and 2025. Table 1 documents ChoiceOne’s average balances and interest income and expense, as well as the average rates earned or paid on assets and liabilities. Table 2 documents the effect on interest income and expense of changes in volume (average balance) and interest rates. These tables are referred to in the discussion of interest income, interest expense and net interest income.

Table 1 – Average Balances and Tax-Equivalent Interest Rates

	Three Months Ended September 30,			Three Months Ended June 30,			Three Months Ended September 30,
	2026			2026			2025
(Dollars in thousands)	Average			Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$3,054,471	$48,039	6.24%	$2,998,144	$46,364	6.20%	$2,927,878	$47,142	6.39%
Taxable securities (2)	771,925	5,653	2.91	774,014	5,633	2.92	703,045	5,249	2.96
Nontaxable securities (1)	248,799	1,634	2.61	275,477	1,810	2.64	287,274	1,795	2.48
Other	75,400	729	3.84	56,036	532	3.81	79,365	909	4.54
Interest-earning assets	4,150,595	56,055	5.36	4,103,671	54,339	5.31	3,997,562	55,095	5.47
Noninterest-earning assets	317,371			311,894			310,727
Total assets	$4,467,966			$4,415,565			$4,308,289

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,449,580	$7,171	1.96%	$1,363,149	$6,562	1.93%	$1,374,827	$6,392	1.84%
Savings deposits	630,094	1,540	0.97	620,744	1,516	0.98	591,653	1,125	0.75
Certificates of deposit	583,930	4,949	3.36	584,423	4,922	3.38	616,686	5,777	3.72
Brokered deposit	67,598	671	3.94	135,700	1,341	3.96	91,735	993	4.30
Borrowings	219,811	2,187	3.95	231,263	2,240	3.89	179,122	2,019	4.47
Subordinated debentures	48,685	737	6.01	48,597	663	5.47	48,663	701	5.72
Other	-	-	-	-	-	-	8,550	94	4.38
Interest-bearing liabilities	2,999,698	17,255	2.28	2,983,876	17,244	2.32	2,911,236	17,101	2.33
Demand deposits	952,183			927,628			930,346
Other noninterest-bearing liabilities	36,719			27,385			28,258
Total liabilities	3,988,600			3,938,889			3,869,840
Shareholders' equity	479,366			476,676			438,449
Total liabilities and shareholders' equity	$4,467,966			$4,415,565			$4,308,289

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$38,800			$37,095			$37,994

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.71%			3.63%			3.77%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$38,800			$37,095			$37,994
Adjustment for taxable equivalent interest		(365)			(398)			(397)
Net interest income (GAAP)		$38,435			$36,697			$37,597
Net interest margin (GAAP)			3.67%			3.59%			3.73%

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
(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $33.8 million, $29.4 million, and $17.0 million in the third quarter of 2026, the second quarter of 2026 and the third quarter of 2025, respectively.

(5)
Interest on loans included net origination fees and interest income due to accretion from purchased loans. Interest income due to accretion from purchased loans was $2.7 million, $2.4 million and $3.6 million in the third quarter of 2026, the second quarter of 2026 and the third quarter of 2025, respectively.

	Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Loans (1)(3)(4)(5)	$3,011,029	$140,064	6.22%	$2,631,222	$126,359	6.42%
Taxable securities (2)	767,279	16,778	2.92	697,188	15,243	2.92
Nontaxable securities (1)	268,404	5,281	2.63	288,398	5,342	2.48
Other	68,749	1,952	3.79	85,827	2,822	4.40
Interest-earning assets	4,115,461	164,075	5.33	3,702,635	149,766	5.41
Noninterest-earning assets	314,151			276,538
Total assets	$4,429,612			$3,979,173

Liabilities and Shareholders' Equity:
Interest-bearing demand deposits	$1,405,794	$20,015	1.90%	$1,273,979	$16,976	1.78%
Savings deposits	621,618	4,434	0.95	539,990	3,010	0.75
Certificates of deposit	588,936	14,971	3.40	583,934	17,079	3.91
Brokered deposit	101,038	2,997	3.97	86,172	2,778	4.31
Borrowings	225,732	6,609	3.91	180,726	6,162	4.56
Subordinated debentures	48,595	2,061	5.67	45,897	1,901	5.54
Other	1,606	45	3.71	13,578	446	4.39
Interest-bearing liabilities	2,993,319	51,132	2.28	2,724,276	48,352	2.37
Demand deposits	929,252			833,490
Other noninterest-bearing liabilities	31,734			39,862
Total liabilities	3,954,305			3,597,628
Shareholders' equity	475,307			381,545
Total liabilities and shareholders' equity	$4,429,612			$3,979,173

Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$112,943			$101,414

Net interest margin (tax-equivalent basis) (Non-GAAP) (1)			3.67%			3.66%

Reconciliation to Reported Net Interest Income
Net interest income (tax-equivalent basis) (Non-GAAP) (1)		$112,943			$101,414
Adjustment for taxable equivalent interest		(1,169)			(1,184)
Net interest income (GAAP)		$111,774			$100,230
Net interest margin (GAAP)			3.63%			3.62%

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

(4)
Non-accruing loan balances are included in the balances of average loans. Non-accruing loan average balances were $30.6 million and $13.7 million in the nine months ended September 30, 2026 and 2025, respectively.
(5)
Interest on loans included net origination fees and accretion income. Interest income due to accretion from purchased loans was $7.8 million and $10.0 million in the nine months ended September 30, 2026 and 2025, respectively.

Table 2 – Changes in Tax-Equivalent Net Interest Income

	Three Months Ended September 30,
(Dollars in thousands)	2026 Over 2025
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$897	$6,282	$(5,385)
Taxable securities	404	987	(583)
Nontaxable securities (2)	(161)	(641)	480
Other	(180)	(44)	(136)
Net change in interest income	960	6,584	(5,624)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	779	350	429
Savings deposits	415	75	340
Certificates of deposit	(828)	(295)	(533)
Brokered deposit	(322)	(244)	(78)
Borrowings	168	1,347	(1,179)
Subordinated debentures	36	0	36
Other	(94)	(47)	(47)
Net change in interest expense	154	1,186	(1,032)
Net change in tax-equivalent net interest income	$806	$5,398	$(4,592)

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

(2)
Interest on nontaxable investment securities and loans has been adjusted to a fully tax-equivalent basis using an incremental tax rate of 21%.

	Nine Months Ended September 30,
(Dollars in thousands)	2026 Over 2025
	Total	Volume	Rate
Increase (decrease) in interest income (1)
Loans (2)	$13,705	$17,131	$(3,426)
Taxable securities	1,535	1,525	10
Nontaxable securities (2)	(61)	(344)	283
Other	(870)	(646)	(224)
Net change in interest income	14,309	17,666	(3,357)

Increase (decrease) in interest expense (1)
Interest-bearing demand deposits	3,039	2,276	763
Savings deposits	1,424	750	674
Certificates of deposit	(2,108)	102	(2,210)
Brokered deposit	219	419	(200)
Borrowings	447	1,257	(810)
Subordinated debentures	160	133	27
Other	(401)	(369)	(32)
Net change in interest expense	2,780	4,568	(1,788)
Net change in tax-equivalent net interest income	$11,529	$13,098	$(1,569)

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

Net Interest Income

Tax equivalent net interest income increased $806,000 to $38.8 million for the three months ended September 30, 2026, compared to $38.0 million for the same period in 2025. For the nine months ended September 30, 2026, net interest income increased $11.5 million to $112.9 million compared to $101.4 million for the same period in 2025. The increase during both periods was driven primarily by growth in average earning assets, including loans and securities, and a lower cost funding base. These benefits were partially offset by lower yields on earning assets, principally due to the continuing decline in interest income due to accretion from purchased loans and the repricing of variable-rate loans in a lower interest rate environment.

GAAP net interest margin was 3.67% for the third quarter of 2026, compared to 3.73% for the third quarter of 2025. The six-basis-point decline was largely attributable to interest income due to accretion from purchased loans, which contributed approximately 25 basis points to the third quarter of 2026 net interest margin, compared to 36 basis points in the third quarter of 2025. Excluding the impact of interest income due to accretion from purchased loans, underlying margin performance improved by five basis points, as improvement in funding costs were offset by lower earning asset yields.

For the first nine months of 2026, GAAP net interest margin increased one basis point to 3.63% compared to the same period in 2025. The improvement was primarily driven by a reduction in funding costs and favorable changes in funding mix, including growth in interest-bearing demand deposits and savings deposits. Average earning assets increased $412.8 million, or 11.1% for the first nine months of 2026, compared to the prior-year period, while the annualized cost of deposits declined five basis points to 1.55% and the annualized cost of funds declined seven basis points to 1.74%.

The following table presents the annualized cost of deposits and the annualized cost of funds for the three months ended September 30, 2026, June 30, 2026 and September, 2025 and for the nine months ended September 30, 2026 and 2025.

	Three months ended,			Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	September 30, 2025	2026	2025
Cost of deposits	1.54%	1.58%	1.57%	1.55%	1.60%
Cost of funds	1.73%	1.77%	1.77%	1.74%	1.81%

Average loans increased $56.3 million during the third quarter of 2026 compared to the three months ended June 30, 2026 and $126.6 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The average yield on loans increased 4 basis points during the third quarter of 2026 compared to the three months ended June 30, 2026, and decreased 15 basis points during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decline in yield for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to lower interest income due to accretion from purchased loans and the repricing of variable-rate loans in a lower interest rate environment. Interest income due to accretion from purchased loans totaled $2.7 million during the third quarter of 2026, compared to $3.6 million in the three months ended September 30, 2025, reducing the benefit to net interest margin to 25 basis points from 36 basis points in the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, approximately $45.3 million of interest income due to accretion from purchased loans remained to be recognized over the life of the purchased loan portfolio.

Interest income on securities increased $243,000 and $1.5 million for the three and nine months ended September 30, 2026, respectively, compared to the same periods in 2025. The increase was primarily attributable to higher average securities balances, which increased $30.4 million and $50.1 million for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. Average securities balances increased as the Company redeployed excess liquidity into agency mortgage-backed securities and other investment securities. The average yield earned on securities increased approximately 1 basis point to 2.86% for the three months ended September 30, 2026 compared to 2.85% for the same period in 2025. For the nine months ended September 30, 2026, the average yield earned on securities increased approximately 6 basis points to 2.84% compared to 2.78% for the same period in 2025. Securities income and yields continued to be impacted by lower cash settlements from interest rate swaps that matured or were terminated during late 2025 and early 2026 and had previously provided additional income on portions of the securities portfolio.

Deposits and borrowings continued to provide stable funding for balance sheet growth while benefiting from the repricing of liabilities in a lower interest rate environment. Average interest-bearing deposits increased during both the three and nine month periods ended September 30, 2026, compared to the three and nine months ended September 30, 2025, led by growth in interest-bearing demand and savings deposits. As a result, the annualized cost of deposits decreased to 1.54% for the third quarter of 2026 from 1.57% in the third quarter of 2025 and to 1.55% for the first nine months of 2026 from 1.60% in the comparable prior-year period.

Interest expense on borrowings and subordinated debentures increased $204,000 and $607,000 for the three and nine months ended September 30, 2026 compared to the same period in 2025, respectively. Average balance of borrowings and subordinated debentures increased $40.7 million for the three months ended September 30, 2026, compared to the same period in the prior year, which was offset by a 52 basis point decrease in rate for borrowings and a 29 basis point increase in rate for subordinated debentures during that same time period. Average balance of borrowings and subordinated debentures increased $47.7 million for the nine months ended September 30, 2026, compared to the same period in the prior year, which was offset by a 65 basis point decrease in rate for borrowings and a 13 basis point increase in rate for subordinated debentures during that same time period.

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

ChoiceOne incurred a $900,000 provision for credit losses on loans during the third quarter of 2026, due to the increase in loan balances and $648,000 in net charge offs. The provision for credit losses on loans was $1.5 million for the first nine months of 2026 compared to $14.0 million in the same period in 2025. The provision for credit losses in the first nine months of 2025 was due primarily to $12.0 million of expense in the first quarter for the acquisition of $1.3 billion of loans purchased without credit deterioration in the Merger.

The ratio of the allowance for credit losses to total loans (excluding loans held for sale) was 1.16% on September 30, 2026 compared to 1.16% and 1.18% on June 30, 2026 and December 31, 2025, respectively. Asset quality continues to remain strong, with annualized net loan charge-offs to average loans of 0.08% for the third quarter of 2026. Nonperforming loans to total loans (excluding loans held for sale) increased to 1.25% as of September 30, 2026 compared to 1.07% as of June 30, 2026. Notably, 0.40% of the nonperforming loans to total loans (excluding loans held for sale) is attributed to certain purchased loans which were identified prior to acquisition as having credit deterioration. Although nonperforming loans increased to $38.6 million at September 30, 2026, the portfolio continues to benefit from meaningful credit protection. Approximately 35.5% of the loans are supported by SBA or USDA guarantees, and approximately 34.3% of nonperforming assets consist of residential real estate loans, where strong collateral values and the Bank's historical loss experience have limited realized losses. The liability for expected credit losses on unfunded loans and other commitments was $1.3 million for both September 30, 2026 and December 31, 2025.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2026 and 2025 were as follows:

(Dollars in thousands)	2026		2025
	Charge-offs	Recoveries	Charge-offs	Recoveries
Agricultural	$99	$-	$-	$-
Commercial and industrial	836	239	9	8
Consumer	617	313	586	273
Commercial real estate	1	-	393	-
Construction real estate	-	-	-	-
Residential real estate	29	20	52	25
	$1,582	$572	$1,040	$306

Net charge-offs were $1.0 million during the first nine months of 2026, compared to net charge-offs of $734,000 during the same period in 2025. Net charge-offs for checking accounts during the first nine months of 2026 were $295,000 compared to $206,000 for the same period in the prior year. Annualized net loan charge-offs as a percentage of average loans were 0.08% for the third quarter of 2026 compared to 0.03% for the same period in the prior year.

Noninterest Income

Noninterest income for the three months ended September 30, 2026 was $6.8 million, a decrease of $389,000, from $7.1 million for the third quarter of 2025. The year-over-year decrease was primarily attributable to a $309,000 loss on other assets during the third quarter of 2026 compared to a $39,000 loss in the third quarter of 2025, and an unrealized loss on the market value of equity securities of $156,000 during the third quarter of 2026 compared to a gain of $458,000 in the third quarter of 2025, due to a CRA bond mutual fund whose fair value is impacted by higher long term interest rates. These two items decreased 2026 third quarter earnings by approximately $0.03 per fully diluted share. Compared with the second quarter of 2026, noninterest income increased $1.8 million, primarily due to the absence of the $1.9 million loss on the sale of securities recognized in the second quarter of 2026. For the nine months ended September 30, 2026, noninterest income decreased $1.1 million to $17.5 million compared to the same period in 2025, primarily due to losses on sales of securities and unfavorable changes in the market value of equity securities, partially offset by growth in customer service charges, interchange income, and insurance and investment commissions.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026 increased $330,000 to $26.5 million, compared to the third quarter of 2025. The increase primarily reflected higher salaries and benefits and data processing expenses, partially offset by lower intangible amortization, occupancy and equipment expense, and lower other operating expenses. Compared with the second quarter of 2026, noninterest expense increased $494,000. For the nine months ended September 30, 2026, noninterest expense decreased $9.0 million compared to the same period in 2025, primarily due to the absence of $17.4 million of merger-related expenses. Excluding those merger-related expenses, the year-over-year increase primarily reflected higher salaries and benefits and other operating costs associated with the Company’s expanded operations.

Income Tax Expense

Income tax expense was $3.2 million in the three months ended September 30, 2026 and $8.7 million in the nine months ended September 30, 2026, compared to income tax expense of $3.6 million and $3.1 million for the same periods in 2025. The tax expense for the nine months ended September 30, 2025 was reduced by the loss in the first quarter of 2025 due to expenses related to the Merger. The effective tax rate was 18.0% and 17.7% for the three and nine months ended September 30, 2026, respectively, compared to 19.9% and 17.8% for the same periods in 2025. ChoiceOne’s tax expense for the first nine months of 2026 was reduced by $600,000 as a result of purchasing a transferable tax credit that will be applied to 2026 income taxes. Depending on market conditions, management intends to purchase additional transferable tax credits in the remainder of 2026 to reduce tax expense.

FINANCIAL CONDITION

At September 30, 2026, ChoiceOne had consolidated total assets of $4.5 billion, net loans of $3.1 billion, total deposits (excluding brokered deposits) of $3.6 billion and total shareholders' equity of $469.8 million. Asset growth during the first nine months of 2026 was primarily due to growth in the loan portfolio and increases in the cash surrender value of bank-owned life insurance, partially offset by decreases in investment securities. The Company’s balance sheet is well-positioned to support continued lending activity, customer deposit relationships, and overall liquidity needs.

Securities

On September 30, 2026, total available‑for‑sale securities ("AFS securities") were $527.3 million, compared to $554.4 million at December 31, 2025. The decrease was primarily driven by the decline in the fair value of securities due to the increase in long term rates during the first nine months of 2026. During the nine months ended September 30, 2026, ChoiceOne purchased $55.3 million of AFS securities, partially offset by sales of $29.5 million, and maturities, paydowns and calls of $23.9 million.

Total held to maturity securities on September 30, 2026 were $376.6 million compared to $385.2 million on December 31, 2025. ChoiceOne's held to maturity securities declined during the first nine months of 2026 due to principal repayments, calls and maturities, which was offset by the purchase of $2.6 million of securities during the first nine months of 2026.

At September 30, 2026, ChoiceOne had $129.4 million in gross unrealized losses on its investment securities, including $76.4 million in unrealized losses on available for sale securities, $52.3 million in unrealized losses on held to maturity securities, and $730,000 in unrealized losses on equity securities. Unrealized losses on corporate and municipal bonds have not been recognized into income because management believes the issuers are of high credit quality, and management does not intend to sell the bonds prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

Equity securities included a money market preferred security of $1.0 million and common stock of $8.4 million as of September 30, 2026 and December 31, 2025.

Per U.S. generally accepted accounting principles, unrealized gains or losses on securities available for sale are reflected on the balance sheet in accumulated other comprehensive income (loss), while unrealized gains or losses on securities held to maturity are not reflected on the balance sheet.

Loans

The company's loan portfolio by call report code was as follows:

		September 30, 2026		December 31, 2025
(Dollars in thousands)	Call Report Codes	Balance	%	Balance	%
Construction & Development Loans	1A2	$94,989	3.1%	$89,394	3.0%
1-4 Family Loans	1A1, 1C1, 1C2A, 1C2B, 9A	912,012	29.5%	875,818	29.0%
Multifamily Loans	1D	104,167	3.4%	150,380	5.0%
Owner Occupied CRE Loans	1E1	596,461	19.3%	553,208	18.3%
Non-Owner Occupied CRE Loans	1E2	899,200	29.1%	917,758	30.4%
Commercial & Industrial Loans	2A2, 4A,10B	395,118	12.7%	345,064	11.4%
Farm & Agriculture Loans	1B, 3	56,668	1.8%	57,525	1.9%
Consumer & Other Loans	6B, 6C, 6D, 8, 9b2	36,412	1.2%	32,887	1.1%

Total Loans		$3,095,027		$3,022,034

Core loans, which exclude held for sale loans and mortgage warehouse advances, increased by $89.8 million or an annualized 4.0% during the nine months ended September 30, 2026. Of this growth, approximately $40.0 million was due to a purchase of seasoned, high quality adjustable rate mortgages from another community bank made during the second quarter of 2026. ChoiceOne also generated growth in key commercial loan categories during the nine months ended September 30, 2026, with commercial and industrial loans increasing $50.1 million and owner-occupied commercial real estate loans increasing $43.3 million. These increases were partially offset by declines of $46.2 million in multifamily loans and $18.6 million in non-owner-occupied commercial real estate loans.

Mortgage warehouse advances decreased by $16.8 million as of September 30, 2026 compared to December 31, 2025. Mortgage warehouse advances consist of a warehouse line of credit used to facilitate mortgage loan originations, with interest rates and balances that fluctuate in line with the national mortgage market.

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

Deposits and Borrowings

Deposits, excluding brokered deposits, increased by $109.2 million as of September 30, 2026, compared to December 31, 2025. The growth during the nine months ended September 30, 2026 is a mix of seasonal fluctuations related to municipal deposits and the timing of tax receipts and growth in sustainable deposits. Deposits, excluding brokered deposits, grew $95.7 million during the third quarter of 2026 compared to June 30, 2026, which was primarily attributable to growth of $100.3 million in interest-bearing demand deposits and $8.6 million in savings deposits, partially offset by a $7.0 million decrease in noninterest-bearing deposits and a $6.2 million decrease in certificates of deposit. ChoiceOne continues to be proactive in managing its liquidity position by using brokered deposits and short-term FHLB advances to ensure ample liquidity. Brokered deposits declined $37.4 million during the nine months ended September 30, 2026 and the total balance of borrowed funds declined $29.9 million during that same time period.

Total funds borrowed from the FHLB were $235.0 million at a weighted average rate of 4.01%, with $215.0 million due within 12 months at September 30, 2026. At September 30, 2026, total available borrowing capacity secured by pledged assets was $1.2 billion. ChoiceOne can increase its borrowing capacity by utilizing unsecured federal fund lines and pledging additional assets. Uninsured deposits totaled $1.3 billion or 35.0% of deposits at September 30, 2026.

For the three months ended September 30, 2026, the annualized cost of deposits decreased four basis points to 1.54% from 1.58% for the second quarter of 2026, while the annualized cost of funds decreased four basis points to 1.73% from 1.77%. The cost of interest-bearing liabilities also decreased four basis points to 2.28% for the three months ended September 30, 2026 compared to June 30, 2026. These improvements were primarily due to deposit mix, as the average balance of lower cost liquid deposit balances were higher in the third quarter due to seasonality. Average brokered deposits decreased $68.1 million and average borrowings decreased $11.5 million in the third quarter of 2026 compared to the second quarter of 2026.

ChoiceOne has improved its funding profile through growth in relationship-based deposits in the third quarter of 2026 compared to the third quarter of 2025. During the three months ended September 30, 2026, ChoiceOne's annualized cost of deposits declined to 1.54% from 1.57%, while annualized cost of funds decreased to 1.73% from 1.77%. Average brokered deposits declined $24.1 million and average certificates of deposit declined $32.8 million in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, while average interest-bearing demand and savings deposits increased $113.2 million. This favorable deposit mix contributed to lower funding costs and enhanced ChoiceOne's net interest income performance.

ChoiceOne recognized a core deposit intangible of $31.0 million related to the Merger in the first quarter of 2025. This intangible asset, valued at 2.78% of Fentura's core deposits, is being amortized over a period of 10 years using the sum-of-years-digits method. This approach reflects the anticipated pattern of economic benefits derived from the core deposits. ChoiceOne recognized core deposit intangible expense of $1.6 million for the three months ended September 30, 2026 and $4.8 million for the nine months ended September 30, 2026.

In September 2021, ChoiceOne completed a private placement of $32.5 million in aggregate principal amount of 3.25% fixed-to-floating rate subordinated notes due 2031. ChoiceOne also holds $16.2 million in subordinated debentures that were obtained in the acquisition of Community Shores Bank Corporation and the Merger, offset by the merger mark-to-market adjustment.

Shareholders' Equity

At September 30, 2026, shareholders’ equity totaled $469.8 million, compared with $482.7 million at June 30, 2026 and $449.6 million at September 30, 2025. The decline in the third quarter of 2026 compared to the second quarter of 2026 was primarily attributable to a $22.3 million decline in accumulated other comprehensive income resulting from the effect of higher long-term interest rates on the fair value of the Company’s available-for-sale securities portfolio, partially offset by third-quarter earnings. ChoiceOne repurchased 40,000 and 125,000 shares of stock for a net cost of $1.3 million and $3.9 million for the three and nine months ended September 30, 2026, respectively, under its existing share repurchase plan. The repurchase reflects management’s continued confidence in the Company’s capital position and its commitment to enhancing long-term shareholder value. ChoiceOne Bank continues to be “well-capitalized,” with a total risk-based capital ratio of 12.9% as of September 30, 2026, compared to 12.8% on September 30, 2025.

Regulatory Capital Requirements

Following is information regarding compliance of ChoiceOne and ChoiceOne Bank with regulatory capital requirements:

					Minimum Required
					to be Well
			Minimum Required		Capitalized Under
			for Capital		Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$456,127	13.4%	$272,011	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	370,062	10.9	153,006	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	386,290	11.4	204,008	6.0	N/A	N/A
Tier 1 capital (to average assets)	386,290	9.0	172,493	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$437,619	12.9%	$271,723	8.0%	$339,654	10.0%
Common equity Tier 1 capital (to risk weighted assets)	400,282	11.8	152,844	4.5	220,775	6.5
Tier 1 capital (to risk weighted assets)	400,282	11.8	203,793	6.0	271,723	8.0
Tier 1 capital (to average assets)	400,282	9.3	172,356	4.0	215,444	5.0

December 31, 2025
ChoiceOne Financial Services Inc.
Total capital (to risk weighted assets)	$425,813	12.7%	$267,754	8.0%	N/A	N/A
Common equity Tier 1 capital (to risk weighted assets)	340,023	10.2	150,611	4.5	N/A	N/A
Tier 1 capital (to risk weighted assets)	358,523	10.7	200,815	6.0	N/A	N/A
Tier 1 capital (to average assets)	358,523	8.5	168,643	4.0	N/A	N/A

ChoiceOne Bank
Total capital (to risk weighted assets)	$417,800	12.5%	$267,564	8.0%	$334,455	10.0%
Common equity Tier 1 capital (to risk weighted assets)	382,914	11.4	150,505	4.5	217,396	6.5
Tier 1 capital (to risk weighted assets)	382,914	11.4	200,673	6.0	267,564	8.0
Tier 1 capital (to average assets)	382,914	9.1	168,463	4.0	210,579	5.0

Management reviews the capital levels of ChoiceOne and ChoiceOne Bank on a regular basis. The Board of Directors and management believe that the capital levels as of September 30, 2026 are adequate for the foreseeable future.

Liquidity

Net cash provided by operating activities was $45.5 million for the nine months ended September 30, 2026, compared to $17.8 million for the same period in 2025. The increase was primarily attributable to higher net income and the absence of merger-related costs incurred during same period in the prior year and an increase in other liabilities for the nine months ended September 30, 2026 compared to the same periods in the prior year.

Net cash used in investing activities was $63.9 million for the nine months ended September 30, 2026, compared to net cash provided by investing activities of $224.9 million for the same period in 2025. Investing cash flows in the nine months ended September 30, 2025 were significantly impacted by the Merger, including $173.1 million of cash acquired from The State Bank and the increase in cash from the sale of securities available for sale acquired in the Merger. In addition, net loan originations and payments, including purchases of loan pools, used $63.4 million of cash during the first nine months of 2026, compared to providing $25.5 million of cash during the same period in 2025.

Net cash provided by financing activities was $25.4 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $240.5 million for the same period in 2025. Deposits increased $71.7 million during the first nine months of 2026, compared to a decrease of $79.0 million during the same period in 2025. The increase in deposits during 2026 reflected organic deposit growth and seasonal fluctuations in municipal deposits. Borrowings decreased $30.0 million during the first nine months of 2026, compared to a decrease of $147.2 million during the same period in 2025.

ChoiceOne's market risk exposure occurs in the form of interest rate risk and liquidity risk. ChoiceOne's business is transacted in U.S. dollars with no foreign exchange risk exposure. Agricultural loans comprise a relatively small portion of ChoiceOne's total assets. Management believes that ChoiceOne's exposure to changes in commodity prices is insignificant.

Liquidity risk deals with ChoiceOne's ability to meet its cash flow requirements. These requirements include depositors desiring to withdraw funds and borrowers seeking credit. Longer-term liquidity needs may be met through core deposit growth, maturities of and cash flows from investment securities, normal loan repayments, advances from the FHLB and the Federal Reserve Bank, brokered certificates of deposit, and income retention. ChoiceOne had $235.0 million in outstanding borrowings from the FHLB at a weighted average fixed rate of 4.01% with $215.0 million due within 12 months as of September 30, 2026. ChoiceOne had $67.5 million in brokered deposits on September 30, 2026. The acceptance of brokered deposits is not limited as long as the Bank is categorized as “well capitalized” under regulatory guidelines. At September 30, 2026, total available borrowing capacity from the FHLB and the Federal Reserve Bank was $1.2 billion.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ChoiceOne’s disclosure controls and procedures as of September 30, 2026. Based on and as of the time of that evaluation, ChoiceOne’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that ChoiceOne’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information required to be disclosed in the reports that ChoiceOne files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that ChoiceOne files or submits under the Exchange Act is accumulated and communicated to management, including ChoiceOne’s principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure.

There was no change in ChoiceOne’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or that is reasonably likely to materially affect, ChoiceOne’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which ChoiceOne or ChoiceOne Bank is a party or to which any of their properties are subject, except for proceedings that arose in the ordinary course of business.

Item 1A. Risk Factors.

Information concerning risk factors is contained in the discussion in Item 1A, “Risk Factors,” in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in ChoiceOne’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities in the third quarter of 2026.

ChoiceOne’s common stock repurchase plan announced in April 2021 and amended in 2022 authorizes the repurchase of up to 375,388 shares, representing 5% of the total outstanding shares of common stock as of the date the repurchase plan was adopted. ChoiceOne repurchased 40,000 shares of stock for a net cost of $1.3 million during the third quarter of 2026 and 125,000 shares of stock for a net cost of $3.9 million during the nine months ended September 30, 2026 under the repurchase plan. The repurchase plan has 225,272 shares remaining to purchase as of September 30, 2026. There was no stated expiration date. The repurchase reflects our view that our capital position is healthy and the repurchase of shares is in the best interest of our shareholders.

The following table provides information regarding ChoiceOne's purchases of its common stock during the quarter ended September 30, 2026.

			Total Number	Maximum
			of Shares	Number of
	Total		Purchased as	Shares that
	Number	Average	Part of a	May Yet be
	of Shares	Price Paid	Publicly	Purchased
Period	Purchased	per Share	Announced Plan	Under the Plan
July 1 - July 31, 2026
Employee Transactions	-	$-	-
Repurchase Plan	-	$-	-	265,272
August 1 - August 31, 2026
Employee Transactions	-	$-	-
Repurchase Plan	40,000	$33.61	40,000	225,272
September 1 - September 30, 2026
Employee Transactions	-	$-	-
Repurchase Plan		$-	-	225,272

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

CHOICEONE FINANCIAL SERVICES, INC.

Date: November 9, 2026	/s/ Kelly J. Potes
Kelly J. Potes Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2026	/s/ Adom J. Greenland
Adom J. Greenland Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)